Form 10QSB
period 1995-09-30
LANNETT CO INC
filed 1995-11-13
CIK 57725

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB



|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
    ____________.

                          COMMISSION FILE NO. 0-9036



                             LANNETT COMPANY, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


     STATE OF DELAWARE                                    23-0787-699
  (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER I.D. NO.)

                                9000 STATE ROAD
                            PHILADELPHIA, PA 19136
                                (215) 333-9000
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES __X__             NO _____

As of November 3, 1995, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

==============================================================================

                                                            Page 1 of 16 pages
                                                      Exhibit Index on Page 15

                               INDEX

                                                              Page No.
                                                              -------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of
               September 30, 1995 (unaudited) and
               June 30, 1995...................................  3

               Consolidated Statements of Earnings
               for the three months ended September 30, 1995
               and 1994 (unaudited)............................  4

               Consolidated Statements of Cash Flows
               for the three months ended September 30, 1995
               and 1994 (unaudited)............................  5

               Notes to Consolidated Financial
               Statements (unaudited)..........................  6

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations......................................  8

PART II. OTHER INFORMATION

     ITEM 1.   Legal Proceedings............................... 13

     ITEM 6.   Exhibits and Reports on Form 8-K................ 13

                         PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

      ASSETS                                         09/30/95     06/30/95
      ------                                        ----------  -----------
                                                   (UNAUDITED)
CURRENT ASSETS
      Cash                                         $    12,121  $    38,975
      Trade accounts receivable                        718,981      609,708
      Inventories                                      437,277      420,907
      Prepaid expenses                                  43,141       43,376
                                                    ----------   ----------

            Total current assets                     1,211,520    1,112,966
                                                    ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
      Land                                              33,414       33,414
      Building and improvements                      1,344,099    1,340,414
      Machinery and equipment                        1,313,435    1,231,649
      Furniture and fixtures                            64,510       64,511
                                                    ----------   ----------

                                                     2,755,458    2,669,988
      Less accumulated depreciation                   (833,768)    (784,684)
                                                    ----------   ----------

      Net                                            1,921,690    1,885,304
                                                    ----------   ----------

OTHER ASSETS                                             9,941       10,824
                                                    ----------   ----------

            Total assets                           $ 3,143,151  $ 3,009,094
                                                   ===========  ===========

      LIABILITIES AND SHAREHOLDERS' DEFICIENCY
      ----------------------------------------

CURRENT LIABILITIES
      Line of credit                               $   374,047  $   307,000
      Current maturities of long-term debt              46,665       52,665
      Accounts payable                                 246,222      227,861
      Accrued interest payable - shareholder           284,948      370,432
      Accrued liabilities                               58,602      135,604
                                                    ----------   ----------

            Total current liabilities                1,010,484    1,093,562
                                                    ----------   ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                388,889      397,222
                                                    ----------   ----------

NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER      2,091,500    2,045,500
                                                    ----------   ----------

LINE OF CREDIT AND ACCRUED INTEREST - SHAREHOLDER    3,601,175    3,513,595
                                                    ----------   ----------

SHAREHOLDERS' DEFICIENCY
      Common stock
      Authorized: 50,000,000 shares, par
         value $.001; 5,206,128 shares
         issued and outstanding                          5,206        5,206
      Additional paid-in capital                       320,575      320,575
      Accumulated deficit                           (4,274,678)  (4,366,566)
                                                    ----------   ----------

            Total shareholders' deficiency          (3,948,897)  (4,040,785)
                                                    ----------   ----------

            Total liabilities and shareholders'
              deficiency                           $ 3,143,151  $ 3,009,094
                                                   ===========  ===========

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                      9/30/95        9/30/94
                                                   ------------   ------------
      NET SALES                                    $    933,782   $  1,613,302

      COST OF SALES                                     429,437        687,154
                                                    -----------    -----------

               Gross profit                             504,345        926,148

      SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSES                                       264,519        356,275
                                                    -----------    -----------

               Operating profit                         239,826        569,873
                                                    -----------    -----------

      OTHER EXPENSES, NET
         Other                                            5,436         (8,897)
         Interest expense                              (153,374)      (149,218)
                                                    -----------    -----------

                                                       (147,938)      (158,115)
                                                    -----------    -----------

      NET INCOME BEFORE INCOME TAXES                     91,888        411,758

      STATE INCOME TAXES - CURRENT                           --         50,000
                                                    -----------    -----------

      NET INCOME                                    $    91,888    $   361,758
                                                    ===========    ===========

      PRIMARY INCOME PER SHARE                      $      0.02    $      0.07

      FULLY DILUTED INCOME PER SHARE                $      0.01    $      0.03

      PRIMARY WEIGHTED AVERAGE NUMBER OF SHARES       5,206,128      5,206,128

      FULLY DILUTED WEIGHTED AVERAGE
         NUMBER OF SHARES                            13,206,128     13,206,128

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                       9/30/95       9/30/94
                                                    ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $   91,888    $   361,758
   Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities
     Depreciation and amortization                      49,967         46,722
     Loss on sale of property, plant
      and equipment                                        --           9,000
     Increase in trade accounts receivable            (109,273)      (657,385)
     Increase in inventories                           (16,370)        (5,557)
     Decrease in prepaid expenses                          235          2,461
     Increase in accounts payable                       18,361        114,785
     (Decrease) increase in accrued liabilities        (77,002)         7,315
     Increase (decrease) in accrued interest            48,096         (2,042)
                                                     ---------      ---------

        Net cash provided by (used in)
         operating activities                            5,902       (122,943)
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and
     equipment, net                                    (85,470)       (39,071)
   Proceeds from sale of property,
     plant and equipment                                   --           4,000
                                                     ---------      ---------

        Net cash used in investing activities          (85,470)       (35,071)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under equipment line of credit            67,047            --
   Repayments of debt                                  (14,333)       (14,334)
   Collection of shareholder note receivable               --          67,500
                                                     ---------      ---------

        Net cash provided from financing activities     52,714         53,166
                                                     ---------      ---------

        NET DECREASE IN CASH                           (26,854)      (104,848)

CASH AT BEGINNING OF PERIOD                             38,975        133,626
                                                     ---------      ---------

CASH AT END OF PERIOD                                $  12,121     $   28,778
                                                     =========     ==========

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

The results of operations for the three months ended September 30, 1995 and 1994 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.


NOTE 2.

Primary per share data is based on the weighted average number of common shares outstanding of 5,206,128 for the periods ending September 30, 1995 and 1994. Fully diluted per share data includes shares issuable pursuant to currently exercisable options and a convertible debenture.


NOTE 3.

Inventories consist of the following:

                                        September 30,   June 30,
                                            1995          1995
                                        ------------   ----------
                                        (unaudited)

    Raw materials                       $    166,211   $  115,875
    Work-in-process                          244,310      236,345
    Finished goods                            12,498       24,945
    Packaging supplies                        14,258       43,742
                                        ------------   ----------

                                        $    437,277   $  420,907
                                        ============   ==========

NOTE 4.

The Company uses the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes. At June 30, 1995, the net deferred tax asset has been reduced to zero by a valuation allowance.

The Company's deferred tax asset as of June 30, 1995 consists of the following:

    Net operating loss carryforwards                 $ 2,134,140
    Tax depreciation over book depreciation             (123,192)
    Vacation payable                                       4,696
    Other                                                  1,260
                                                     -----------
                                                       2,016,904
    Valuation allowance                               (2,016,904)
                                                     -----------
                                                     $       --
                                                     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Results of Operations.

     In August 1991, the Company temporarily suspended manufacturing operations in order to upgrade its facilities and operations and to systematically review its abbreviated new drug applications, systems and procedures. The Company completed the modernization of its facilities and operations, instituted inventory and quality control programs, and implemented a multi-pronged remedial action plan to assure compliance with applicable governmental regulations and industry standards. The Company resumed manufacturing and distribution on a limited product basis in October 1992.

Three months ended September 30, 1995 compared with three months ended September 30, 1994.

     Net sales for the three months ended September 30, 1995 (First Quarter
1996) were $933,782 compared to $1,613,302 for the three months ended September 30, 1994 (First Quarter 1995). The Company's net sales for First Quarter 1996 and First Quarter 1995 were derived primarily from the sale of Primidone, a generic version of Wyeth Ayerst's Mysoline(R), an anti-convulsant; Butalbital Compound Capsules ("BCC"), a generic version of Sandoz's Fiorinal(R); and Dicyclomine Hydrochloride USP, 10mg Capsules ("Dicyclomine"), a generic version of Marion Merrell Dow's Bentyl(R), an antispasmodic and anticholinergic agent, which the Company began manufacturing and distributing in July 1994. In addition, during First Quarter 1995, the Company performed a limited amount of contract repackaging for other manufacturing companies. The introduction of Dicyclomine in July 1994, caused First Quarter 1995 sales to be high as customers began filling their distribution channels with this new product. In addition sales were also impacted by the contract repackaging performed in First Quarter 1995.

     Cost of sales decreased by 37.5% to $429,437 in First Quarter 1996 from $687,154 in First Quarter 1995. The large decrease in cost of sales is due to lower raw material and production costs in First Quarter 1996 as a result of lower sales. In addition, no contract repackaging costs were incurred during First Quarter 1996. Gross profit margins for First Quarter 1996 and First Quarter 1995 were 54.0% and 57.4%, respectively. The decrease in the gross profit percentage is primarily due to the decrease in sales during First Quarter 1996 compared to First Quarter 1995, as the Company absorbed more fixed costs during First Quarter 1995.

     Selling, general and administrative expenses decreased by 25.8% to $264,519 in First Quarter 1996 from $356,275 in First Quarter 1995. This decrease is primarily due to the decrease in legal expenses and research and development expenses. Legal expenses decreased as a result of the Gratz case (refer to June 30, 1995 10-KSB - Legal Proceedings) being settled during the year ended June 30, 1995 (Fiscal 1995); and therefore no legal costs are being incurred on the Gratz case during First Quarter 1996. Research and development expenses decreased due to the Company incurring costs for a bio-equivalency study of Dicyclomine in First Quarter 1995. No similar costs were incurred during First Quarter 1996.

     The Company reported an operating profit of $239,826 for First Quarter 1996 compared to an operating profit of $569,873 for First Quarter 1995.

     The Company's interest expense increased to $153,374 in First Quarter 1996 from $149,218 in First Quarter 1995 primarily due to increased borrowings on the Company's lines of credit.

     During First Quarter 1995, the Company had provided for Pennsylvania corporate income tax of approximately 11% of taxable income. Due to tax law changes, the Company could not utilize its net operating loss carryforward deduction for Pennsylvania corporate income tax during Fiscal 1995. The 1993 Pennsylvania Tax Act reactivated the net operating loss carryforward deduction for taxable fiscal years after 1995; therefore, no provision for Pennsylvania corporate income tax was made during First Quarter 1996.

     The Company reported net income of $91,888 for First Quarter 1996, or $.02 per share, $.01 on a fully diluted basis, compared to net income of $361,758, or $.07 per share, $.03 on a fully diluted basis, for First Quarter 1995.

Liquidity and Capital Resources.

     The Company generated $5,902 and used $122,943 of cash in operations during First Quarter 1996 and First Quarter 1995, respectively. Net cash used in operations decreased from First Quarter 1995 to First Quarter 1996 largely due to the high sales during First Quarter 1995 being financed internally through increased accounts receivable and due to the increase in accrued interest during First Quarter 1996, as a result of the Company deferring accrued interest from April 1, 1995 to June 30, 1996, which is payable in twenty-four equal monthly installments, commencing August 15, 1996. Accrued liabilities decreased because during First Quarter 1996 the Company did not have the expenditures for state tax expenses or extraordinary legal expenditure which incurred in First Quarter 1995.

     The Company expended $85,470 for property, plant and equipment during First Quarter 1996 compared to $39,071 expended during First Quarter 1995. This increase in capital expenditures is in line with the Company's plans to acquire the necessary equipment to support the Company's growth. The Company has not made any material commitments for capital expenditures and does not expect to incur any material capital expenditures during Fiscal 1996.

     Net cash provided by financing activities remained constant from First Quarter 1995 to First Quarter 1996.

     As a result of the foregoing, the Company experienced a $26,854 decrease in cash available from the beginning to the end of First Quarter 1996, resulting in $12,121 of cash available at the end of the period.

     Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's net sales or income from continuing operations. The Company is unable to anticipate what effect, if any, any health care reform legislation may have on the Company's business.

     From Fiscal 1987 through Fiscal 1994, the Company incurred operating losses and suffered cash flow restraints. The Company suspended manufacturing operations from August 1991 through October 1992. In August 1991, the Company obtained the needed capital to renovate its manufacturing facility, to acquire new equipment, to remove hazardous waste materials, to retain new management and to provide working capital primarily from a financing facility made available to the Company by William Farber, a principal shareholder and Chairman of the Board of Directors. For First Quarter 1996 the Company reported an operating profit of $239,826. For First Quarter 1995 the Company reported an operating profit of $569,873.

     This financing facility originally consisted of a $2,000,000 revolving line of credit and a $2,000,000, 9% convertible debenture. The revolving line of credit and the debenture are secured by substantially all of the Company's assets and are subordinated to the bank lines of credit and mortgage term loan payable. In March 1993, at the Company's request, William Farber increased the aggregate credit available under the revolving line of credit to $3,500,000. The Company requested the additional financing to provide working capital while the Company reformulated products and obtained supplemental approvals from the Food and Drug Administration ("FDA").

     The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The principal is due in full on December 31, 1996. Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month until paid in full. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter, with the balance due December 1996. At September 30, 1995, accrued interest was approximately $285,000, of which approximately $174,000 is included in the long-term outstanding balance. At September 30, 1995, approximately $111,000 was classified as currently due.

     The debenture bears interest at 9% per annum. The debenture is due December 23, 1998 and is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter until paid in full. At September 30, 1995, accrued interest was approximately $265,500, of which approximately $91,500 is included in the long-term outstanding balance. At September 30, 1995, approximately $174,000 was classified as currently due.

     At September 30, 1995, $73,071 was available under the shareholder revolving line of credit. Management expects to have sufficient operating income during Fiscal 1996 to make the required monthly interest payments.

     In May 1993, the Company obtained a $500,000 mortgage term loan from Meridian Bank which provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due May 2000. The Company also obtained a $500,000 line of credit from Meridian Bank which bears interest at a rate of 1.5% per annum over Meridian's National Commercial Rate. The line of credit is limited to 80% of qualified accounts receivable. At September 30, 1995, $193,000 was available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guarantied by Mr. Farber, who has subordinated his loans to the Company to those of Meridian. Meridian's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

In July 1995, the Company obtained a $300,000 revolving line of credit for equipment financing from Meridian Bank. This line of credit bears interest at a rate of prime plus 1.5% per annum. The line is cross-collateralized with the bank mortgage term loan and line of credit. At September 30, 1995 approximately $232,000 was available under the equipment line of credit.

     Management currently believes the balances available under the Company's existing lines of credit will be adequate to fund the Company's working capital requirements under current sales conditions. The current development of new products with high raw material costs may result in the Company having to increase its lines of credit to provide the working capital necessary to produce those products and support the increased levels of sales for these new products.

     Except as set forth herein, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.

Prospects for the Future.

     As of September 30, 1995, the Company was manufacturing and marketing three products: BCC, Primidone and Dicyclomine. In addition to the three products marketed by the Company, sixteen additional products are under development at this time; four of these products have been revalidated and submitted to the FDA for supplemental approval, ten others are currently undergoing revalidation and preparation for submission to the agency, and two represent new product introductions as part of the Company's commitment to a research and development program. Since the Company has no control over the FDA review process, management is unable to anticipate when it will commence production and begin shipping of additional products. Management hopes to receive the requisite FDA approval for one or more products by the end of Fiscal 1996.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Regulatory Proceedings.

     The Company is engaged in an industry which is subject to considerable government regulation relating to developing, manufacturing and marketing of pharmaceutical products. Accordingly, incidental to its business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the FDA and the Drug Enforcement Agency.

DES Cases.

     The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. For a discussion of these cases, see the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-QSB is shown on the Exhibit Index filed herewith.

     (b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                              SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   LANNETT COMPANY, INC.





Dated:  November 13, 1995      By: /S/ Barry Weisberg
                                   -----------------------------
                                   Barry Weisberg,
                                   President and Chief Financial
                                   Officer


Dated:  November 13, 1995      By: /S/ Jeffrey M. Moshal
                                   -----------------------------
                                   Jeffrey M. Moshal
                                   Director of Financial
                                   Operations

                           EXHIBIT INDEX


EXHIBIT
NO.         DESCRIPTION                 METHOD OF FILING

3(a)     Articles of Incorporation    Incorporated by reference to
                                      the Proxy Statement filed with
                                      respect to the Annual Meeting
                                      of Shareholders held on
                                      December 6, 1991 (the "1991
                                      Proxy Statement")

3(b)     Bylaws, as amended           Incorporated by reference to
                                      the 1991 Proxy Statement

4(a)     Specimen Certificate for     Incorporated by reference to
         Common Stock                 Exhibit 4(a) to Form 8 dated
                                      April 23, 1993 (Amendment No. 3
                                      to Form 10-K f/y/e June 30,
                                      1992) ("Form 8")

10(a)    Loan Agreement dated         Incorporated by reference to
         August 30, 1991 between      the Annual Report on Form 10-K
         the Company and William      f/y/e June 30, 1991
         Farber

10(b)    Amendment #1 to Loan         Incorporated by reference to
         Agreement dated March 15,    Exhibit 10(b) to the Annual
         1993                         Report on Form 10-KSB f/y/e
                                      June 30, 1993 ("1993 Form 10-K")

10(c)    Amendment #2 to Loan         Incorporated by reference to
         Agreement dated August 1,    Exhibit 10(c) to the Annual
         1994                         Report on Form 10-KSB f/y/e
                                      June 30, 1994 ("1994 Form 10-K")

10(d)    Amendment #3 to Loan         Incorporated by reference to
         Agreement dated May 15,      Exhibit 10(d) to the Annual
         1995                         Report on Form 10-KSB f/y/e
                                      June 30, 1995 ("1995 Form 10-K")

10(e)    Loan Agreement dated         Incorporated by reference to
         May 4, 1993 between the      Exhibit 10(c) to the 1993
         Company and Meridian Bank    Form 10-K

10(f)    Amendment to Loan            Incorporated by reference to
         Documents between the        Exhibit 10(e) to the 1994
         Company and Meridian Bank    Form 10-K
         dated as of December 8,
         1993

10(g)    Letter Agreement between     Incorporated by reference to
         the Company and Meridian     Exhibit 10(f) to the 1994
         Bank dated December 21,      Form 10-K
         1993

10(h)    Third Amendment to Loan      Incorporated by reference to
         Agreement dated as of        Exhibit 10(g) to 1994 Form 10-K
         June 9, 1994

10(i)    Fourth Amendment to Loan     Incorporated by reference to
         Documents between the        Exhibit 10(i) to the Annual
         Company and Meridian Bank    Report on Form 10-KSB f/y/e
         as of October 27, 1994       June 30, 1995 ("1995 Form 10-K")

10(j)    Letter Agreement between     Incorporated by reference to
         the Company and Meridian     Exhibit 10(j) to the 1995
         Bank dated October 27,       Form 10-K
         1994

10(k)    Letter Agreement between     Incorporated by reference to
         the Company and Meridian     Exhibit 10(k) to the 1995
         Bank dated July 10, 1995     Form 10-K

10(l)    Amendment to Security        Incorporated by reference to
         Agreement between the        Exhibit 10(l) to the 1995
         Company and Meridian Bank    Form 10-K
         dated July 31, 1995

10(m)    Line of Credit Note dated    Incorporated by reference to
         July 31, 1995                Exhibit 10(m) to the 1995
                                      Form 10-K

10(n)    Fifth Amendment to Loan      Incorporated by reference to
         Agreement dated July 31,     Exhibit 10(n) to the 1995
         1995                         Form 10-K

10(o)    Employment Agreement         Incorporated by reference to
         between the Company and      Exhibit 10(b) to Form 8
         Barry Weisberg

10(p)    Employment Agreement         Incorporated by reference to
         between the Company and      Exhibit 10(i) to the 1995
         Vlad Mikijanic               Form 10-K

11       Computation of Per Share     Incorporated by reference to
         Earnings                     Exhibit 11 to the 1994 Form 10-K

22       Subsidiaries of the          Incorporated by reference to
         Company                      the Annual Report on Form 10-K
                                      f/y/e June 30, 1994

23       Consent of Grant Thornton    Incorporated by reference to
                                      Exhibit 23 to the 1995 Form 10-K