Form 10QSB
period 1995-12-31
LANNETT CO INC
filed 1996-02-13
CIK 57725

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                   Yes __ x __                     No _______

     As of February 5 1996, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

==============================================================================

                                                            Page 1 of 15 pages
                                                      Exhibit Index on Page 14

                                     INDEX

                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               December 31, 1995 (unaudited) and
               June 30, 1995.................................................3

               Consolidated Statements of Earnings
               for the three months and six months ended December 31, 1995 and 1994 (unaudited)..........................................4

               Consolidated Statements of Cash Flows
               for the six months ended December 31, 1995
               and 1994 (unaudited)..........................................5

               Notes to Consolidated Financial
               Statements (unaudited)........................................6

   Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................................8

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings..............................................12

   Item 5.   Other Information..............................................12

   Item 6.   Exhibits and Reports on Form 8-K...............................12

                         PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

               ASSETS                                              12/31/95        06/30/95
               ------                                              --------        --------
                                                                  (UNAUDITED)
CURRENT ASSETS
        Cash                                                     $    18,637     $    38,975
        Trade accounts receivable                                    690,902         609,708
        Inventories                                                  462,718         420,907
        Prepaid expenses                                              35,446          43,376
                                                                 -----------     -----------

               Total current assets                                1,207,703       1,112,966
                                                                 -----------     -----------

PROPERTY, PLANT AND EQUIPMENT
        Land                                                          33,414          33,414
        Building and improvements                                  1,346,474       1,340,414
        Machinery and equipment                                    1,352,783       1,231,649
        Furniture and fixtures                                        64,510          64,511
                                                                 -----------     -----------
                                                                   2,797,181       2,669,988
        Less accumulated depreciation                               (884,604)       (784,684)
                                                                 -----------     -----------

        Net                                                        1,912,577       1,885,304
                                                                 -----------     -----------

OTHER ASSETS                                                           9,682          10,824
                                                                 -----------     -----------

               Total assets                                      $ 3,129,962     $ 3,009,094
                                                                 ===========     ===========

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------

CURRENT LIABILITIES
        Line of credit                                           $   460,880     $   307,000
        Current maturities of long-term debt                          42,665          52,665
        Accounts payable                                              75,317         227,861
        Accrued interest payable -- shareholder                      209,545         370,432
        Accrued liabilities                                           44,775         135,604
        Line of credit and accrued interest -- shareholder         3,762,696              --
                                                                 -----------     -----------

               Total current liabilities                           4,595,878       1,093,562
                                                                 -----------     -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                              380,556         397,222
                                                                 -----------     -----------

NOTE PAYABLE AND ACCRUED INTEREST -- SHAREHOLDER                   2,050,190       2,045,500
                                                                 -----------     -----------

LINE OF CREDIT AND ACCRUED INTEREST -- SHAREHOLDER                        --       3,513,595
                                                                 -----------     -----------

SHAREHOLDERS' DEFICIENCY
        Common stock
        Authorized: 50,000,000 shares, par value $.001;
            5,206,128 shares issued and outstanding                    5,206           5,206
        Additional paid-in capital                                   320,575         320,575
        Accumulated deficit                                       (4,222,443)     (4,366,566)
                                                                 -----------     -----------

               Total shareholders' deficiency                     (3,896,662)     (4,040,785)
                                                                 -----------     -----------

               Total liabilities and shareholders' deficiency    $ 3,129,962     $ 3,009,094
                                                                 ===========     ===========

                     LANNETT COMPANY, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)


                                    FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                    --------------------------          ------------------------
                                      12/31/95        12/31/94         12/31/95         12/31/94
                                      --------        --------         --------         --------
NET SALES                          $    924,907     $    945,819     $  1,858,689     $  2,559,121
COST OF SALES                           471,271          467,570          900,708        1,154,723
                                   ------------     ------------     ------------     ------------

               Gross profit             453,636          478,249          957,981        1,404,398

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES              274,974          194,092          539,493          550,542
                                   ------------     ------------     ------------     ------------

               Operating profit         178,662          284,157          418,488          853,856
                                   ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES), NET
Other                                    25,219               --           30,655           (8,677)
Interest expense                       (151,646)        (139,814)        (305,020)        (289,252)
                                   ------------     ------------     ------------     ------------
                                       (126,427)        (139,814)        (274,365)        (297,929)
                                   ------------     ------------     ------------     ------------


NET INCOME BEFORE INCOME TAXES           52,235          144,343          144,123          555,927

STATE INCOME TAXES -- CURRENT                --           17,000               --           67,000
                                   ------------     ------------     ------------     ------------

NET INCOME                         $     52,235     $    127,343     $    144,123     $    488,927
                                   ============     ============     ============     ============


PRIMARY INCOME PER SHARE           $       0.01     $       0.02     $       0.03     $       0.09

FULLY DILUTED INCOME PER SHARE     $       0.01     $       0.01     $       0.02     $       0.04

PRIMARY WEIGHTED AVERAGE
   NUMBER OF SHARES                   5,206,128        5,206,128        5,206,128        5,206,128

FULLY DILUTED WEIGHTED AVERAGE
   NUMBER OF SHARES                  13,206,128       13,206,128       13,206,128       13,206,128


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED
                                                                      ------------------------
                                                                       12/31/95     12/31/94
                                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $ 144,123     $ 488,927
   Adjustments to reconcile net income to net cash
         (used in) provided by operating activities
      Depreciation and amortization                                     101,062        94,288
      Loss on sale of property, plant and equipment                          --         9,000
      Increase in trade accounts receivable                             (81,194)     (282,329)
      Increase in inventories                                           (41,811)      (10,116)
      Decrease in prepaid expenses                                        7,930         9,365
      (Decrease) increase in accounts payable                          (152,544)        3,690
      (Decrease) increase in accrued liabilities                        (90,829)          650
      Increase (decrease) in accrued interest                            92,904       (83,981)
                                                                      ---------     ---------

               Net cash (used in) provided by operating activities      (20,359)      229,494
                                                                      ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                          (127,193)     (149,616)
   Proceeds from sale of property, plant and equipment                       --         4,000
                                                                      ---------     ---------

               Net cash used in investing activities                   (127,193)     (145,616)
                                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Borrowings under lines of credit                                 153,880       (25,000)
   Repayments of debt                                                   (26,666)      (28,667)
   Collection of shareholder note receivable                                 --        67,500
                                                                      ---------     ---------

               Net cash provided from financing activities              127,214        13,833
                                                                      ---------     ---------

               NET (DECREASE)/INCREASE IN CASH                          (20,338)       97,711

CASH AT BEGINNING OF PERIOD                                              38,975       133,626
                                                                      ---------     ---------

CASH AT END OF PERIOD                                                 $  18,637     $ 231,337
                                                                      =========     =========

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

   The results of operations for the six months ended December 31, 1995 and 1994 are not necessarily indicative of results for the full year.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

Note 2.

   Primary per share data is based on the weighted average number of common shares outstanding of 5,206,128 for the periods ending December 31, 1995 and 1994. Fully diluted per share data includes shares issuable pursuant to currently exercisable options and a convertible debenture.

Note 3.

   Inventories consist of the following:

                           December 31,    June 30,
                               1995          1995
                           ------------    --------
                           (unaudited)

     Raw materials           $124,634      $115,875
     Work-in-process          128,542       236,345
     Finished goods           153,772        24,945
     Packaging supplies        55,770        43,742
                             --------      --------
                             $462,718      $420,907
                             ========      ========

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

Three months ended December 31, 1995 compared with three months ended December 31, 1994.

   Net sales for the three months ended December 31, 1995 (Second Quarter
   1996) were $924,907 and were constant compared to sales of $945,818 for the three months ended December 31, 1994 (Second Quarter 1995). The Company's net sales for both Second Quarter 1996 and Second Quarter 1995 were derived primarily from the sale of Primidone, a generic version of Wyeth Ayerst's Mysoline(R), an anti-convulsant; Butalbital Compound Capsules ("BCC"), a generic version of Sandoz's Fiorinal(R); and Dicyclomine Hydrochloride USP, 10mg Capsules ("Dicyclomine"), a generic version of Marion Merrell Dow's Bentyl(R), an antispasmodic and anticholinergic agent, which the Company began manufacturing and distributing in July 1994.

   Cost of sales were $471,271 in Second Quarter 1996 compared to $467,570 in Second Quarter 1995, a minimal increase. Gross profit margins for Second Quarter 1996 and Second Quarter 1995 were 49.1% and 50.6%, respectively.

   Selling, general and administrative expenses increased by 41.7% to $274,974 in Second Quarter 1996 from $194,092 in Second Quarter 1995. This increase is primarily due to an increase in research and development expenses during Second Quarter 1996 and the recovery of a bad debt during Second Quarter 1995.

   The Company reported an operating profit of $178,662 for Second Quarter 1996 compared to an operating profit of $284,157 for Second Quarter 1995.

   The Company's interest expense increased to $151,646 in Second Quarter 1996 from $139,814 in Second Quarter 1995 due to increases in interest rates and increased borrowings on the Company's lines of credit.

   During Second Quarter 1995, the Company had provided for Pennsylvania corporate income tax of approximately 11% of taxable income. Due to tax law changes, the Company could not utilize its net operating loss carryforward deduction for Pennsylvania corporate income tax during Fiscal 1995. The 1993 Pennsylvania Tax Act reactivated the net operating loss carryforward deduction for taxable fiscal years after 1995; therefore, no provision for Pennsylvania corporate income tax was made during Second Quarter 1996.

   The Company reported net income of $52,235 for Second Quarter 1996, or $.01 per share, $.01 on a fully diluted basis, compared to net income of $127,343, or $.02 per share, $.01 on a fully diluted basis, for Second Quarter 1995.

Six months ended December 31, 1995 compared with six months ended December 31, 1994.

        Net sales for the six months ended December 31, 1995 were $1,858,689 compared to net sales of $2,559,121 for the six months ended December 31, 1994. The Company's net sales for both the six months ended December 31, 1995 and 1994 were derived primarily from the sale of Primidone, a generic version of Wyeth Ayerst's Mysoline(R), an anti-convulsant; Butalbital Compound Capsules ("BCC"), a generic version of Sandoz's Fiorinal(R); and Dicyclomine Hydrochloride USP, 10mg Capsules ("Dicyclomine"), a generic version of Marion Merrell Dow's Bentyl(R), an antispasmodic and anticholinergic agent, which the Company began manufacturing and distributing in July 1994. In addition during the six months ended December 31, 1994, the Company performed a limited amount of contract repackaging for other manufacturing companies. The contract repackaging performed, and the introduction of Dicyclomine in July 1994, caused sales during the six month period ended December 31, 1994 to be high as customers began filling their distribution channels with this new product.

   Cost of sales decreased by 22.0% to $900,708 in the six months ended December 31, 1995 from $1,154,723 in the six months ended December 31, 1994. The large decrease in cost of sales is due to lower raw material and production costs in the six months ended December 31, 1995 as a result of lower sales. In addition no contract repackaging costs were incurred during the six months ended December 31, 1995. Gross profit margins for the six months ended December 31, 1995 and 1994 were 51.5% and 54.9%, respectively. The decrease in the gross profit percentage is primarily due to the decrease in sales during the six months ended December 31, 1995 and less fixed costs being absorbed during this period.

   Selling, general and administrative expenses were $539,493 in the six months ended December 31, 1995, which remained constant compared to similar expenses of $550,542 during the six months ended December 31, 1994.

   As a result of the foregoing, the Company reported an operating profit of $418,488 for the six months ended December 31, 1995 as compared to an operating profit of $853,856 for the six months ended December 31, 1994.

   The Company's interest expense increased to $305,020 in the six months ended December 31, 1995 from $289,252 in the six months ended December 31, 1994 due to increases in interest rates and increased borrowings on the Company's lines of credit.

        During the six months ended December 31, 1994, the Company had provided for Pennsylvania corporate income tax of approximately 11% of taxable income. Due to tax law changes, the Company could not utilize its net operating loss carryforward deduction for Pennsylvania corporate income tax during Fiscal 1995. The 1993 Pennsylvania Tax Act reactivated the net operating loss carryforward deduction for taxable fiscal years after 1995; therefore, no provision for Pennsylvania corporate income tax was made during the six months ended December 31, 1995.

   The Company reported net income of $144,123 for the six months ended December 31, 1995, or $.03 per share, $.02 on a fully diluted basis, compared to net income of $488,927, or $.09 per share, $.04 on a fully diluted basis, for the six months ended December 31, 1995.

Liquidity and Capital Resources.

   The Company used $20,359 and generated $229,494 of cash in operations during the six months ended December 31, 1995 and 1994, respectively. Net cash used in operations increased as a result of lower sales during the six months ended December 31, 1995. As a result the increase in accounts receivable was less during the six months ended December 31, 1995 as compared to the six months ended December 31, 1994. Accounts payable decreased as a result of lower production costs during the six months ended December 31, 1995. Accrued liabilities decreased due to no state tax liability during the six months ended December 31, 1995. Accrued interest increased during the six months ended December 31, 1995 as a result of the Company deferring accrued interest from April 1, 1995 to June 30, 1996, which is payable in twenty-four equal monthly installments, commencing August 15, 1996.

   The Company expended $127,193 for property, plant and equipment during the six months ended December 31, 1995 compared to $149,616 expended during the six months ended December 31, 1994. The Company has not made any material commitments for capital expenditures and does not expect to incur any material capital expenditures during the remainder of Fiscal 1996.

   Net cash provided by financing activities increased to $127,214 during the six months ended December 31, 1995 from $13,833 during the six months ended December 31, 1994. This increase in cash provided by financing activities was primarily used to finance equipment and working capital needs.

   As a result of the foregoing, the Company experienced a $20,338 decrease in cash available from the beginning to the end of the six months ended December 31, 1995, resulting in $18,637 of cash available at the end of the period.

   Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's net sales or income from continuing operations. The Company is unable to anticipate what effect, if any, any health care reform legislation may have on the Company's business.

   From Fiscal 1987 through Fiscal 1994, the Company incurred operating losses and suffered cash flow restraints. The Company suspended manufacturing operations from August 1991 through October 1992. In August 1991, the Company obtained the needed capital to renovate its manufacturing facility, to acquire new equipment, to remove hazardous waste materials, to retain new management and to provide working capital primarily from a financing facility made available to the Company by William Farber, a principal shareholder and Chairman of the Board of Directors. For the six months ended December 31, 1995 the Company reported an operating profit of $418,488. For the six months ended December 31, 1994 the Company reported an operating profit of $853,856.

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

   The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The principal is due in full on December 31, 1996. Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter, with the balance due December 1996. At December 31, 1995, accrued interest was approximately $336,000. The entire principal balance and accrued interest have been classified as a current liability. The Company anticipates refinancing the loan prior to the maturity date.

   The debenture bears interest at 9% per annum. The debenture is due December 23, 1998 and is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter until paid in full. At December 31, 1995, accrued interest was approximately $260,000, of which approximately $50,000 is included in the long-term outstanding balance. At December 31, 1995, approximately $210,000 was classified as currently due.

   At December 31, 1995, $73,071 was available under the shareholder revolving line of credit. Management expects to have sufficient operating income during Fiscal 1996 to make the required monthly interest payments.

        In May 1993, the Company obtained a $500,000 mortgage term loan from Meridian Bank which provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due May 2000. The Company also obtained a $500,000 line of credit form Meridian Bank which bears interest at a rate of 1.5% per annum over Meridian's National Commercial Rate. The line of credit is limited to 80% of qualified accounts receivable. At December 31, 1995, $133,000 was available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guarantied by Mr. Farber, who has subordinated his loans to the Company to those of Meridian. Meridian's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

   In July 1995, the Company obtained a $300,000 revolving line of credit for equipment financing from Meridian Bank. This line of credit bears interest at a rate of prime plus 1.5% per annum. The line is cross-collateralized with the bank mortgage term loan and line of credit. At December 31, 1995 approximately $206,000 was available under the equipment line of credit.

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

Prospects for the Future.

   As of December 31, 1995, the Company was manufacturing and marketing three products: BCC, Primidone and Dicyclomine. In addition to the three products marketed by the Company, sixteen additional products are under development at this time; four of these products have been redeveloped and submitted to the FDA for supplemental approval, ten others are currently in various stages of development, revalidation, or preparation for submission to the agency, and two represent new product introductions as part of the Company's commitment to a research and development program. Since the Company has no control over the FDA review process, management is unable to anticipate when it will commence production and begin shipping of additional products. Management hopes to receive the requisite FDA approval for one or more products by the end of Fiscal 1996.

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

ITEM 5.  OTHER INFORMATION

        Effective January 1, 1996, Barry Weisberg resigned as President and a director of the Company.


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



                                                   LANNETT COMPANY, INC.


Dated: February 12, 1996                     By:   /S/ Jeffrey M. Moshal
                                                   ---------------------
                                                       Jeffrey M. Moshal
                                                       Director of Financial
                                                       Operations

                                 EXHIBIT INDEX


EXHIBIT
   NO.            DESCRIPTION                         METHOD OF FILING
--------          -----------                         ----------------

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

  3(b)   Bylaws, as amended                   Incorporated by reference to the
                                              1991 Proxy Statement

  4(a)   Specimen Certificate for Common      Incorporated by reference to
         Stock                                Exhibit 4(a) to Form 8 dated
                                              April 23, 1993 (Amendment No. 3
                                              to Form 10-K f/y/e June 30, 1992)
                                              ("Form 8")

 10(a)   Loan Agreement dated August 30,      Incorporated by reference to the
         1991 between the Company and         Annual Report on Form 10-K f/y/e
         William Farber                       June 30, 1991

 10(b)   Amendment #1 to Loan Agreement       Incorporated by reference to
         dated March 15, 1993                 Exhibit 10(b) to the Annual
                                              Report on Form 10-KSB f/y/e
                                              June 30, 1993 ("1993 Form 10-K")

 10(c)   Amendment #2 to Loan Agreement       Incorporated by reference to
         dated August 1, 1994                 Exhibit 10(c) to the Annual
                                              Report on Form 10-KSB f/y/e
                                              June 30, 1994 ("1994 Form 10-K")

 10(d)   Amendment #3 to Loan Agreement       Incorporated by reference to
         dated May 15, 1995                   Exhibit 10(d) to the Annual
                                              Report on Form 10-KSB f/y/e
                                              June 30, 1995 ("1995 Form 10-K")

 10(e)   Loan Agreement dated May 4, 1993     Incorporated by reference to
         between the Company and Meridian     Exhibit 10(c) to the 1993
         Bank                                 Form 10-K

 10(f)   Amendment to Loan Documents          Incorporated by reference to
         between the Company and Meridian     Exhibit 10(e) to the 1994
         Bank dated as of December 8, 1993    Form 10-K

 10(g)   Letter Agreement between the         Incorporated by reference to
         Company and Meridian Bank dated      Exhibit 10(f) to the 1994
         December 21, 1993                    Form 10-K

 10(h)   Third Amendment to Loan Agreement    Incorporated by reference to
         dated as of June 9, 1994             Exhibit 10(g) to 1994 Form 10-K

EXHIBIT
   NO.            DESCRIPTION                         METHOD OF FILING
--------          -----------                         ----------------

 10(i)   Fourth Amendment to Loan Documents   Incorporated by reference to
         between the Company and Meridian     Exhibit 10(i) to the Annual
         Bank as of October 27, 1994          Report on Form 10-KSB f/y/e
                                              June 30, 1995 ("1995 Form 10-K")

 10(j)   Letter Agreement between the         Incorporated by reference to
         Company and Meridian Bank dated      Exhibit 10(j) to the 1995
         October 27, 1994                     Form 10-K

 10(k)   Letter Agreement between the         Incorporated by reference to
         Company and Meridian Bank dated      Exhibit 10(k) to the 1995
         July 10, 1995                        Form 10-K

 10(l)   Amendment to Security Agreement      Incorporated by reference to
         between the Company and Meridian     Exhibit 10(l) to the 1995
         Bank dated July 31, 1995             Form 10-K

 10(m)   Line of Credit Note dated July 31,   Incorporated by reference to
         1995                                 Exhibit 10(m) to the 1995
                                              Form 10-K

 10(n)   Fifth Amendment to Loan Agreement    Incorporated by reference to
         dated July 31, 1995                  Exhibit 10(n) to the 1995
                                              Form 10-K

 10(p)   Employment Agreement between the     Incorporated by reference to
         Company and Vlad Mikijanic           Exhibit 10(i) to the 1994
                                              Form 10-K

  11     Computation of Per Share Earnings    Incorporated by reference to
                                              Exhibit 11 to the 1995 Form 10-K

  22     Subsidiaries of the Company          Incorporated by reference to
                                              the Annual Report on Form 10-K
                                              f/y/e June 30, 1994

  23     Consent of Grant Thornton            Incorporated by reference to
                                              Exhibit 23 to the 1995 Form 10-K

  27     Financial Data Schedule