Form 10QSB
period 1996-03-31
LANNETT CO INC
filed 1996-05-15
CIK 57725

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM ____________ TO ____________.

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

                         Yes __ x __        No _______

As of May 10 1996, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                            Page 1 of 17 pages
                                                      Exhibit Index on Page 14

==============================================================================

                                     INDEX

                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets as of
              March 31, 1996 (unaudited) and
              June 30, 1995.............................................   3

              Consolidated Statements of Earnings
              for the three months and nine months
              ended March 31, 1996
              and 1995 (unaudited).......................................  4

              Consolidated Statements of Cash Flows
              for the nine months ended March 31, 1996
              and 1995 (unaudited)......................................   5

              Notes to Consolidated Financial
              Statements (unaudited)....................................   6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ...............................................   8

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings.........................................  12

    Item 5.   Other Information.........................................  12

    Item 6.   Exhibits and Reports on Form 8-K..........................  12

                         PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

               ASSETS                                                          03/31/96        06/30/95
               ------                                                          --------        --------
                                                                              (UNAUDITED)
CURRENT ASSETS
        Cash                                                                 $    74,843      $    38,975
        Trade accounts receivable                                                760,050          609,708
        Inventories                                                              719,642          420,907
        Prepaid expenses                                                          41,084           43,376
                                                                             -----------      -----------

               Total current assets                                            1,595,619        1,112,966
                                                                             -----------      -----------

PROPERTY, PLANT AND EQUIPMENT
        Land                                                                      33,414           33,414
        Building and improvements                                              1,351,740        1,340,414
        Machinery and equipment                                                1,384,239        1,231,649
        Furniture and fixtures                                                    64,510           64,511
                                                                             -----------      -----------
                                                                               2,833,903        2,669,988
        Less accumulated depreciation                                           (923,294)        (784,684)
                                                                             -----------      -----------

        Net                                                                    1,910,609        1,885,304
                                                                             -----------      -----------

OTHER ASSETS                                                                      24,049           10,824
                                                                             -----------      -----------

               Total assets                                                  $ 3,530,277      $ 3,009,094
                                                                             ===========      ===========

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
        Line of credit                                                       $   548,880      $   307,000
        Current maturities of long-term debt                                      35,329           52,665
        Accounts payable                                                         265,463          227,861
        Accrued interest payable - shareholder                                   288,768          370,432
        Accrued liabilities                                                       23,143          135,604
                                                                             -----------      -----------

               Total current liabilities                                       1,161,583        1,093,562
                                                                             -----------      -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                          372,222          397,222
                                                                             -----------      -----------

NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER                                2,121,667        2,045,500
                                                                             -----------      -----------

LINE OF CREDIT AND ACCRUED INTEREST - SHAREHOLDER                              3,730,151        3,513,595
                                                                             -----------      -----------

SHAREHOLDERS' DEFICIENCY
        Common stock
        Authorized: 50,000,000 shares, par value $.001; 5,206,128 shares
            issued and outstanding                                                 5,206            5,206
        Additional paid-in capital                                               320,575          320,575
        Accumulated deficit                                                   (4,181,127)      (4,366,566)
                                                                             -----------      -----------

               Total shareholders' deficiency                                 (3,855,346)      (4,040,785)
                                                                             -----------      -----------

               Total liabilities and shareholders' deficiency                $ 3,530,277      $ 3,009,094
                                                                             ===========      ===========


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (UNAUDITED)

                                          FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                 ENDED                                ENDED
                                          --------------------                -------------------
                                        03/31/96          03/31/95          03/31/96        03/31/95
                                        --------          --------          --------        --------
NET SALES                             $    879,508     $    896,968     $  2,738,197     $  3,456,089
COST OF SALES                              419,275          423,195        1,319,983        1,577,918
                                      ------------     ------------     ------------     ------------

               Gross profit                460,233          473,773        1,418,214        1,878,171

SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES            269,541          286,450          809,034          836,992
                                      ------------     ------------     ------------     ------------

               Operating profit            190,692          187,323          609,180        1,041,179
                                      ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES), NET
Other                                        1,998              854           32,653           (7,823)
Interest expense                          (151,374)        (138,025)        (456,394)        (427,277)
                                      ------------     ------------     ------------     ------------
                                          (149,376)        (137,171)        (423,741)        (435,100)
                                      ------------     ------------     ------------     ------------


NET INCOME BEFORE INCOME TAXES              41,316           50,152          185,439          606,079

STATE INCOME TAXES - CURRENT                    --            2,420               --           69,420
                                      ------------     ------------     ------------     ------------

NET INCOME                            $     41,316     $     47,732     $    185,439     $    536,659
                                      ============     ============     ============     ============


PRIMARY INCOME PER SHARE              $       0.01     $       0.01     $       0.04     $       0.10

FULLY DILUTED INCOME PER SHARE        $       0.01     $       0.01     $       0.02     $       0.05

PRIMARY WEIGHTED AVERAGE
        NUMBER OF SHARES                 5,206,128        5,206,128        5,206,128        5,206,128

FULLY DILUTED WEIGHTED AVERAGE
        NUMBER OF SHARES                13,206,128       13,206,128       13,206,128       13,206,128



                     LANNETT COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                   -------------------------
                                                                     03/31/96     03/31/95
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $ 185,439    $ 536,659
   Adjustments to reconcile net income to net cash
         (used in) provided by operating activities
      Depreciation and amortization                                    141,227      141,613
      Loss on sale of property, plant and equipment                         --        9,000
      Increase in trade accounts receivable                           (150,342)    (324,927)
      Increase in inventories                                         (298,735)     (86,472)
      (Increase) decrease in prepaid expenses and other assets         (13,550)       2,024
      Increase in accounts payable                                      37,602       62,284
      (Decrease) in accrued liabilities                               (112,461)     (72,660)
      Increase (decrease) in accrued interest                          138,028     (169,465)
                                                                     ---------    ---------

               Net cash (used in) provided by operating activities     (72,792)      98,056
                                                                     ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                         (163,915)    (198,597)
   Proceeds from sale of property, plant and equipment                      --        4,000
                                                                     ---------    ---------

               Net cash used in investing activities                  (163,915)    (194,597)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Borrowings under lines of credit                                314,911      (25,000)
   Repayments of debt                                                  (42,336)     (43,001)
   Collection of shareholder note receivable                                --       67,500
                                                                     ---------    ---------

               Net cash provided by (used in) financing activities     272,575         (501)
                                                                     ---------    ---------

               NET INCREASE (DECREASE) IN CASH                          35,868      (97,042)

CASH AT BEGINNING OF PERIOD                                             38,975      133,626
                                                                     ---------    ---------

CASH AT END OF PERIOD                                                $  74,843    $  36,584
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

   The results of operations for the nine months ended March 31, 1996 and 1995 are not necessarily indicative of results for the full year.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

Note 2.

   Primary per share data is based on the weighted average number of common shares outstanding of 5,206,128 for the periods ending March 31, 1996 and 1995. Fully diluted per share data includes shares issuable pursuant to currently exercisable options and a convertible debenture.

Note 3.

   Inventories consist of the following:

                                     March 31,       June 30,
                                       1996            1995
                                     ---------       --------
                                    (unaudited)
      Raw materials                 $   276,899    $   115,875
      Work-in-process                   168,955        236,345
      Finished goods                    223,407         24,945
      Packaging supplies                 50,381         43,742
                                    -----------    -----------
                                    $   719,642    $   420,907
                                    ===========    ===========

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

   The Company's deferred tax asset as of June 30, 1995 consists of the following:

      Net operating loss carryforwards                  $  2,134,140
      Tax depreciation over book depreciation               (123,192)
      Vacation payable                                         4,696
      Other                                                    1,260
                                                        ------------
                                                           2,016,904
      Valuation allowance                                 (2,016,904)
                                                        ------------
                                                        $         --
                                                        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations.

Three months ended March 31, 1996 compared with three months ended March 31, 1995.

        Net sales for the three months ended March 31, 1996 (Third Quarter
   1996) were $879,508 and were constant compared to sales of $896,968 for the three months ended March 31, 1995 (Third Quarter 1995). The Company's net sales for both Third Quarter 1996 and Third Quarter 1995 were derived primarily from the sale of Primidone, a generic version of Wyeth Ayerst's Mysoline(R), an anti-convulsant; Butalbital Compound Capsules ("BCC"), a generic version of Sandoz's Fiorinal(R); and Dicyclomine Hydrochloride USP, 10mg Capsules ("Dicyclomine"), a generic version of Marion Merrell Dow's Bentyl(R), an antispasmodic and anticholinergic agent, which the Company began manufacturing and distributing in July 1994.

        Cost of sales were $419,275 in Third Quarter 1996 and were constant compared to cost of sales of $423,195 in Third Quarter 1995. Gross profit margins for Third Quarter 1996 and Third Quarter 1995 were 52.3% and 52.8%, respectively.

        Selling, general and administrative expenses were $269,541 in Third Quarter 1996 and remained relatively constant compared to $286,450 in Third Quarter 1995.

        The Company reported an operating profit of $190,692 for Third Quarter 1996 compared to an operating profit of $187,323 for Third Quarter 1995.

        The Company's interest expense increased to $151,374 in Third Quarter 1996 from $138,025 in Third Quarter 1995 due to increases in interest rates and increased borrowings on the Company's lines of credit.

        During Third Quarter 1995, the Company had provided for Pennsylvania corporate income tax of approximately 11% of taxable income. Due to tax law changes, the Company could not utilize its net operating loss carryforward deduction for Pennsylvania corporate income tax during Fiscal 1995. The 1993 Pennsylvania Tax Act reactivated the net operating loss carryforward deduction for taxable fiscal years after 1995; therefore, no provision for Pennsylvania corporate income tax was made during Third Quarter 1996.

        The Company reported net income of $41,316 for Third Quarter 1996, or $.01 per share, $.01 on a fully diluted basis, compared to net income of $47,732, or $.01 per share, $.01 on a fully diluted basis, for Third Quarter 1995.

Nine months ended March 31, 1996 compared with nine months ended March 31, 1995.

        Net sales for the nine months ended March 31, 1996 decreased by 20.8% to $2,738,197 from net sales of $3,456,089 for the nine months ended March 31, 1995. The Company's net sales for both the nine months ended March 31, 1996 and 1995 were derived primarily from the sale of Primidone, a generic version of Wyeth Ayerst's Mysoline(R), an anti-convulsant; Butalbital Compound Capsules ("BCC"), a generic version of Sandoz's Fiorinal(R); and Dicyclomine Hydrochloride USP, 10mg Capsules ("Dicyclomine"), a generic version of Marion Merrell Dow's Bentyl(R), an antispasmodic and anticholinergic agent, which the Company began manufacturing and distributing in July 1994. In addition during the nine months ended March 31, 1995, the Company performed a limited amount of contract packaging for other manufacturing companies. The decrease in contract packaging performed during the nine months ended March 31, 1996 and increased competition for one of the company's products caused sales to decrease during the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995.

        Cost of sales decreased by 16.3% to $1,319,983 in the nine months ended March 31, 1996 from $1,577,918 in the nine months ended March 31, 1995. The decrease in cost of sales is due to lower production costs in the nine months ended March 31, 1996 as a result of lower sales. In addition no contract packaging costs were incurred during the nine months ended March 31, 1996. Gross profit margins for the nine months ended March 31, 1996 and 1995 were 51.9% and 54.3%, respectively. The decrease in the gross profit percentage is primarily due to the decrease in sales during the nine months ended March 31, 1996 and fewer fixed costs being absorbed during this period.

        Selling, general and administrative expenses were $809,034 in the nine months ended March 31, 1996 which remained relatively constant compared to similar expenses of $836,992 during the nine months ended March 31, 1995.

        As a result of the foregoing, the Company reported an operating profit of $609,180 for the nine months ended March 31, 1996 as compared to an operating profit of $1,041,179 for the nine months ended March 31, 1995.

        The Company's interest expense increased to $456,394 in the nine months ended March 31, 1996 from $427,277 in the nine months ended March 31, 1995 due to increases in interest rates and increased borrowings on the Company's lines of credit.

        During the nine months ended March 31, 1995, the Company had provided for Pennsylvania corporate income tax of approximately 11% of taxable income. Due to tax law changes, the Company could not utilize its net operating loss carryforward deduction for Pennsylvania corporate income tax during Fiscal 1995. The 1993 Pennsylvania Tax Act reactivated the net operating loss carryforward deduction for taxable fiscal years after 1995; therefore, no provision for Pennsylvania corporate income tax was made during the nine months ended March 31, 1996.

        The Company reported net income of $185,439 for the nine months ended March 31, 1996, or $.04 per share, $.02 on a fully diluted basis, compared to net income of $536,659, or $.10 per share, $.05 on a fully diluted basis, for the nine months ended March 31, 1995.

Liquidity and Capital Resources.

        The Company used $72,792 and generated $98,056 of cash in operations during the nine months ended March 31, 1996 and 1995, respectively. Net cash used in operations increased as a result of lower sales during the nine months ended March 31, 1996. As a result the increase in accounts receivable was less during the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995. Inventories increased during the nine months ended March 31, 1996 due to the Company building up raw material supplies in the anticipation of the introduction of a new product. In addition the Company increased finished goods inventories to make production time available for research and development. Accrued liabilities decreased due to no state tax liability during the nine months ended March 31, 1996 and due to decreases in legal fees during Third Quarter 1996. Accrued interest increased during the nine months ended March 31, 1996 as a result of the Company deferring accrued interest from April 1, 1995 to June 30, 1996, which is payable in twenty-four equal monthly installments, commencing August 15, 1996.

        The Company expended $163,195 for property, plant and equipment during the nine months ended March 31, 1996 compared to $198,597 expended during the nine months ended March 31, 1995. The Company has not made any material commitments for capital expenditures and does not expect to incur any material capital expenditures during the remainder of Fiscal 1996.

        Net cash provided by financing activities increased to $272,575 during the nine months ended March 31, 1996 from $501 used in financing activities during the nine moths ended March 31, 1995. This increase in cash provided by financing activities was primarily used to finance inventory and working capital needs.

        As a result of the foregoing, the Company experienced a $35,868 increase in cash available from the beginning to the end of the nine months ended March 31, 1996, resulting in $74,843 of cash available at the end of the period.

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

        The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The maturity date of this line has been extended from December 31, 1996 through July 1, 1997. Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter, with the balance due July 1, 1997. At March 31, 1996, accrued interest was approximately $389,000. of which approximately $230,000 is included in the long-term outstanding balance. At March 31, 1996, approximately $159,000 was classified as currently due.

        The debenture bears interest at 9% per annum. The debenture is due December 23, 1998 and is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter until paid in full. At March 31, 1996, accrued interest was approximately $252,000, of which approximately $122,000 is included in the long-term outstanding balance. At March 31, 1996, approximately $130,000 was classified as currently due.

        Management expects to have sufficient operating income during Fiscal 1996 to make the required monthly interest payments.

        In May 1993, the Company obtained a $500,000 mortgage term loan from Meridian Bank which provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due May 2000. The Company also obtained a $500,000 line of credit form Meridian Bank which bears interest at a rate of 1.5% per annum over Meridian's National Commercial Rate. The line of credit is limited to 80% of qualified accounts receivable and 50% of finished goods inventory. At March 31, 1996, $45,000 was available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guarantied by Mr. Farber, who has subordinated his loans to the Company to those of Meridian. Meridian's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

        In July 1995, the Company obtained a $300,000 revolving line of credit for equipment financing from Meridian Bank. This line of credit bears interest at a rate of prime plus 1.5% per annum. The line is cross-collateralized with the bank mortgage term loan and line of credit. At March 31, 1996 approximately $206,000 was available under the equipment line of credit.

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

Prospects for the Future.

   As of March 31, 1996, the Company was manufacturing and marketing three products: BCC, Primidone and Dicyclomine. In addition to the three products marketed by the Company, sixteen additional products are under development at this time; four of these products have been redeveloped and submitted to the FDA for supplemental approval, ten others are currently in various stages of development, revalidation or preparation for submission to the agency, and two represent new product introductions as part of the Company's commitment to a research and development program. Since the Company has no control over the FDA review process, management is unable to anticipate when it will commence production and begin shipping of additional products. Subsequent to the Third Quarter ended March 31, 1996 the Company received from the FDA an "AB" rating for Dicyclomine Hydrochloride USP, 10-mg capsules, making it fully interchangeable with Marion Merrell Dow's Bentyl(R), and fully reimbursable under Federal Government programs.

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



                                 LANNETT COMPANY, INC.



Dated: May 10, 1996   By:        / s / Jeffrey M. Moshal
                                 -----------------------
                                       Jeffrey M. Moshal
                                        Vice President - Finance and Treasurer

                                 EXHIBIT INDEX


EXHIBIT
   NO.           DESCRIPTION                          METHOD OF FILING
- -------          -----------                          ----------------

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

 10(a)   Loan Agreement dated August 30,      Incorporated by reference to the
         1991 between the                     Annual Report on Form 10-K
         Company and William Farber           f/y/e June 30, 1991

 10(b)   Amendment #1 to Loan Agreement       Incorporated by reference
         dated March 15, 1993                 to Exhibit 10(b) to the Annual
                                              Report on Form 10-KSB f/y/e
                                              June 30, 1993 ("1993 Form 10-K")

 10(c)   Amendment #2 to Loan Agreement       Incorporated by reference
         dated August 1, 1994                 to Exhibit 10(c) to the Annual
                                              Report on Form 10-KSB f/y/e
                                              June 30, 1994 ("1994 Form 10-K")

10 (d)   Amendment #3 to Loan Agreement       Incorporated by reference to
         dated May 15, 1995                   Exhibit 10(d) to the Annual
                                              Report on Form 10-KSB f/y/e
                                              June 30, 1995 ("1995 Form 10-K")

10 (e)   Amendment #4 to Loan Agreement       Filed herewith
         dated December 31, 1995

10 (f)   Loan Agreement dated May 4, 1993     Incorporated by reference to
         between the Company and Meridian     Exhibit 10(c) to the 1993
         Bank                                 Form 10-K

 10(g)   Amendment to Loan Documents          Incorporated by reference to
         between the Company and Meridian     Exhibit 10(e) to the 1994
         Bank dated as of December 8, 1993    Form 10-K

 10(h)   Letter Agreement between the         Incorporated by reference to
         Company and Meridian Bank dated      Exhibit 10(f) to the 1994
         December 21, 1993                    Form 10-K

EXHIBIT
   NO.           DESCRIPTION                          METHOD OF FILING
- -------          -----------                          ----------------

 10(i)   Third Amendment to Loan Agreement    Incorporated by reference to
         dated as of June 9, 1994             Exhibit 10(g) to 1994 Form 10-K

 10(j)   Fourth Amendment to Loan Documents   Incorporated by reference to
         between the Company and Meridian     Exhibit 10(i) to the Annual
         Bank as of October 27, 1994          Report on Form 10-KSB f/y/e
                                              June 30, 1995 ("1995 Form 10-K")

 10(k)   Letter Agreement between the         Incorporated by reference to
         Company and Meridian Bank dated      Exhibit 10(j) to the 1995
         October 27, 1994                     Form 10-K

 10(l)   Letter Agreement between the         Incorporated by reference to
         Company and Meridian Bank dated      Exhibit 10(k) to the 1995
         July 10, 1995                        Form 10-K

 10(m)   Amendment to Security Agreement      Incorporated by reference to
         between the Company and Meridian     Exhibit 10(l) to the 1995
         Bank dated July 31, 1995             Form 10-K

 10(n)   Line of Credit Note dated July 31,   Incorporated by reference to
         1995                                 Exhibit 10(m) to the 1995
                                              Form 10-K

 10(o)   Fifth Amendment to Loan Agreement    Incorporated by reference to
         dated July 31, 1995                  Exhibit 10(n) to the 1995
                                              Form 10-K

 10(p)   Employment Agreement between the     Incorporated by reference to
         Company and Vlad Mikijanic           Exhibit 10(i) to the 1994
                                              Form 10-K

  11     Computation of Per Share Earnings    Incorporated by reference to
                                              Exhibit 11 to the 1995 Form 10-K

  22     Subsidiaries of the Company          Incorporated by reference to the
                                              Annual Report on Form 10-K f/y/e
                                              June 30, 1994

  23     Consent of Grant Thornton            Incorporated by reference to
                                              Exhibit 23 to the 1995 Form 10-K

                                Exhibit 10 (e)
                        Amendment #4 to Loan Agreement
                            dated December 31, 1995

                                William Farber
                                 32640 Whatley
                           Franklin, Michigan 48025



                               December 31, 1995


Mr. Jeffrey Moshal
Lannett Company, Inc.
9000 State Road
Philadelphia, Pennsylvania 19136


        Re: Loan Agreement between William Farber ("Lender") and Lannett Company, Inc., a Delaware corporation ("Borrower") dated August 30, 1991, as amended by Amendment #1 to Loan Agreement dated as of march 15, 1993, and by letter agreements dated August 1, 1994 and May 15, 1995 (the "Loan Agreement")

Dear Jeffrey:

        This letter confirms that the Maturity Date (as defined in the Loan Agreement) for the Revolving Credit Loan is extended to July 1, 1997.

                               Very truly yours,

                             / s / William Farber
                             --------------------

                                William Farber


AGREED TO AND ACCEPTED:

LANNETT COMPANY, INC.


By: / s / Jeffrey M. Moshal
    ------------------------------------------------
    Jeffrey Moshal, Director of Financial Operations