Form 10KSB
period 1996-06-30
LANNETT CO INC
filed 1996-09-27
CIK 57725

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934
      For the fiscal year ended June 30, 1996

                                      OR

[   ] TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from________________ to________________

                          Commission File No. 0-9036

                             LANNETT COMPANY, INC.
                (Name of small business issuer in its charter)

State of Delaware                                                  23-0787-699
State of Incorporation                                I.R.S. Employer I.D. No.
                                9000 State Road
                       Philadelphia, Pennsylvania 19136
                                (215) 333-9000
         (Address of principal executive offices and telephone number)

             Securities registered under Section 12(b) of the Act:
                                     None

             Securities registered under Section 12(g) of the Act:
                         Common Stock, $.001 Par Value
                               (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes_X_   No____

      Check if there is no  disclosure  of  delinquent  filers in  response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB._X_

      The issuer had net sales of $3,819,595 for the fiscal year ended June 30, 1996.

      As of September 10, 1996, the aggregate market value of the voting stock held by non-affiliates was approximately $4,739,955 computed by reference to the average of the bid and asked prices of such stock as quoted by the National Quotations Bureau, Inc.

      As of September 10, 1996, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

                                    PART I




ITEM 1.           DESCRIPTION OF BUSINESS

      General.

      Lannett Company, Inc. (the "Company") was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania. In 1991, the Company merged into Lannett Company, Inc., a Delaware corporation. The sole purpose of the merger was to reincorporate the Company as a Delaware corporation. The administrative offices and manufacturing facilities of the Company are located at 9000 State Road, Philadelphia, Pennsylvania.

      The Company manufactures and distributes pharmaceutical products sold under generic names ("competitive pharmaceutical products") and historically has manufactured and distributed pharmaceutical products sold under its trade or brand names ("pharmaceutical specialties"). In addition, the Company packages and distributes competitive pharmaceutical products manufactured by other companies.

      In August 1991, the Company temporarily suspended manufacturing operations in order to upgrade its facilities and operations and to systematically review its approved new drug applications, systems and procedures. The Company completed the modernization of its facilities and operations, instituted inventory and quality control programs, and implemented a multi-pronged remedial action plan to assure compliance with applicable governmental regulations and industry standards. The Company resumed manufacturing on a limited product basis in October 1992.

      Principal Products.


      During the fiscal year ended June 30, 1996 ("Fiscal 1996"), the Company manufactured and distributed five products, Butalbital Compound Capsules ("BCC"), a generic version of Sandoz's Fiorinal(R), which the Company began manufacturing and distributing in October 1992, Primidone, a generic version of Wyeth-Ayerst's Mysoline(R) an anti-convulsant, which the Company began manufacturing and distributing in November 1993 and Dicyclomine Hydrochloride USP, 10-mg capsules, a generic version of Marion Merrell Dow's Bentyl(R), an antispasmodic and anticholinergic agent, which the Company began manufacturing and distributing in July 1994. In June 1996 the Company began manufacturing and distributing Prednisone 5mg and Prednisone 20mg tablets, both of which are steroidal anti-inflammatory agents. In addition in April 1996 the Company received an "AB" rating from the FDA for Dicyclomine Hydrochloride 10mg capsules, making it fully interchangeable with Marion Merrell Dow's Bentyl(R) and fully reimbursable under Federal Government programs.

      The Company has continued producing test batches of other products to determine whether they meet the Company's new quality control standards and the highest industry standards. As a result of its testing, management decided to reformulate a number of products, to modify some manufacturing processes and to add new raw material suppliers, all of which require supplemental approval from the Food and Drug Administration ("FDA"). Obtaining such approval has delayed the re-introduction of such reformulated products.

      Twelve additional products are under development at this time; three of these products have been redeveloped and submitted to the FDA for supplemental approval; seven others are currently in various stages of development, revalidation or preparation for submission to the agency, and two of these products represent new product introductions as part of the Company's commitment to a research and development program, of which one is currently involved in a biostudy for submission. Lannett is aggressively pursuing alternative product lines designed to compliment the Company's existing products. In addition to research an development undertakings, the Company is actively pursuing contract manufacturing and contract packaging. Subsequent to the year ended June 30, 1996 the Company received approval from the FDA for Acetazolamide USP 250mg tablets, a carbonic anhydrase inhibitor, the generic version of Lederle Laboratories, Diamox(R), used in the treatment of some types of convulsive disorders (epilepsy), certain types of glaucoma, and in the treatment of cardiac edema. The Company is currently in the process of obtaining a new raw material source for this product. Lannett is also pursuing key strategic alliances to jointly market its current product base. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence production and shipping additional products. Management hopes to introduce a number of products by the end of Fiscal 1997.

      Raw Materials.

      The raw materials used by the Company in the manufacture of pharmaceutical products consist of pharmaceutical chemicals in various forms which are available from various sources. FDA approval is required in connection with the process of selecting suppliers. Two suppliers, Ganes Chemicals Inc. and Upjohn Company, accounted for approximately 34% and 18%, respectively of the Company's raw material purchases in Fiscal 1996. One supplier, Ganes Chemicals Inc., accounted for approximately 45% of the Company's raw material purchases in Fiscal 1995. As the number of approved products increases, the Company expects the percentage of raw material purchased from any one supplier to decrease. Currently the Company is operating at approximately two-thirds of its full capacity on a one shift basis. Production levels have increased with the introduction of each additional product, it is estimated that the Company will reach full production capacity after the introduction of approximately two additional products, depending on the demand of the products introduced.

      Distribution.

      The Company historically sold its pharmaceutical products either through wholesale distributors or directly to retail pharmacies, physicians, hospitals and other institutions throughout the United States and, to a limited extent, some foreign countries. In the future, the Company expects to sell its pharmaceutical products primarily to wholesalers, distributors, governmental agencies and warehousing chains. Sales of the Company's pharmaceutical products are made on an individual order basis. The Company has no long-term contracts to sell its pharmaceutical products. The Company historically has had a broad customer base and has not been dependent on one or a few major customers. Two customers accounted for approximately 21% and 13% respectively, of net sales in Fiscal 1996. Three customers accounted for approximately 16%, 13% and 11%, respectively, of the Company's sales in Fiscal 1995. As the Company reintroduces additional products, the Company once again expects its customer base to broaden.

      Competition.

      The manufacture and distribution of pharmaceutical products is a highly competitive industry. Competition in the pharmaceutical industry is primarily based on quality and price and, in the case of pharmaceutical specialties, advertising and marketing activities. The Company intends to compete primarily on the basis of price and quality, service and availability of inventory and that the Company's products are only available from limited competitors. The modernization of its facilities, implementation of inventory and quality control programs and introduction of new products have improved the Company's competitive position.

      Government Regulation.

      Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA and the Drug Enforcement Agency ("DEA"), and, to a lesser extent, by state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the Company's generic drug products. Noncompliance with applicable regulations can result in fines, recall and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment, and refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to revoke previously approved drug products.

      FDA approval is required before any "new" prescription drug can be marketed. The approval procedures are generally quite burdensome. A new drug is one not generally recognized by qualified experts as safe and effective for its intended use. Generally, a drug which is the generic equivalent of a previously approved prescription drug will be treated as a new generic drug requiring FDA approval. Furthermore, each dosage form of a specific generic drug product requires separate approval by the FDA. However, less burdensome approval procedures may be used for generic equivalents. Although generic equivalents of many over-the-counter drugs generally do not require affirmative FDA pre-approval, there are instances where FDA pre-approval is required. There are currently three ways to obtain FDA approval of a new drug.

      New Drug Applications ("NDA"). Unless one of the two procedures discussed in the following paragraphs is available, a manufacturer must conduct and submit to the FDA complete clinical studies to establish a drug's safety and efficacy.

      Abbreviated New Drug Applications ("ANDA"). An ANDA is similar to an
NDA, except that the FDA waives the requirement of complete clinical studies of safety and efficacy, although it may require bioavailability and bioequivalence studies. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares one drug product with another, and when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved equivalent drug. Under the Drug Price Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug, regardless of when such other drug was approved. The Drug Price Act, in addition to establishing a new ANDA procedure, created statutory protections for approved brand name drugs. Under the Drug Price Act, an ANDA for a generic may not be made effective until all relevant product and use patents for the equivalent brand name drug have expired or have been determined to be invalid. Prior to enactment of the Drug Price Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Drug Price Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDA's for generic drugs cannot become effective or, under certain circumstances, be filed if the equivalent brand name drug was approved after December 31, 1981.

      Paper New Drug Applications ("Paper NDA"). For drugs which are identical to a drug first approved after 1962, a prospective manufacturer need not go through the full NDA procedure, but instead may demonstrate safety and efficacy by reliance on published literature and reports, and must also submit, if the FDA so requires, bioavailability or bioequivalence data illustrating that the generic drug formulation produces, within an acceptable range, the same effects as the previously approved equivalent drug. Because published literature to support the safety and efficacy of post-1962 drugs may not be generally available, this procedure is of limited utility to generic drug manufacturers. Moreover, the utility of Paper NDA's has been even further diminished by the recently broadened availability of the abbreviated new drug application as described above.

      Among the requirements for new drug approval is the requirement that the prospective manufacturer's methods conform to the FDA's current good manufacturing practices ("CGMP Regulations"). The CGMP Regulations must be followed at all times during which the approved drug is manufactured. In complying with the standards set forth in the CGMP regulations, the Company must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. Failure to comply risks possible FDA action such as the seizure of noncomplying drug products or, through the Department of Justice, enjoining the manufacture of such products.

      The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and, to the extent that its business operations entail the generation, storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants, to various federal, state and local environmental protection laws and regulations. The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred, are contingent upon the results of future site monitoring and will be charged against operations when incurred. During each of the years ended June 30, 1996 and 1995, the Company incurred monitoring costs of approximately $10,000.


      Research and Development.

      During Fiscal 1996 the Company incurred research and development costs of approximately $253,000 relating to the reformulation of existing products and development of two new products. During Fiscal 1995 the Company incurred research and development costs of approximately $272,000. Approximately $240,000 is expected to be incurred on bioequivalency studies for the two new products during Fiscal 1997.

      Employees.

      The Company currently employs 38 employees, all of whom are full-time.

ITEM 2.           DESCRIPTION OF PROPERTY

      The Company's general business offices, laboratory, manufacturing and distribution facilities are located in a facility owned by the Company at 9000 State Road, Philadelphia, Pennsylvania. This facility was extensively renovated during Fiscal 1993 and Fiscal 1992 and contains approximately 31,000 square feet, located on four and one half (4-1/2) acres.

      The Company's facility is subject to a mortgage in favor of Meridian Bank pursuant to an Open-End Mortgage dated May 4, 1993, as amended by amendments dated December 8, 1993, December 21, 1993, June 9, 1994, October 27, 1994, July 31, 1995 and March 5, 1996 and a mortgage in favor of William Farber pursuant to a Mortgage dated August 30, 1991, as amended by Amendments #1, # 2 #3, #4 and #5 dated March 15, 1993, August 1, 1994, March 15, 1995,
December 31, 1995 and June 30, 1996, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources."

ITEM 3.           LEGAL PROCEEDINGS

      Regulatory Proceedings. The Company is engaged in an industry which is subject to considerable government regulation relating to the development, manufacturing and marketing of pharmaceutical products. Accordingly, incidental to its business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the FDA and the DEA.

      DES Cases. The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company has denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. Recently, the Company persuaded its insurance carriers to resume defense and indemnification of most DES claims, has recovered from its insurers some of the amounts the Company previously expended in these cases, and is negotiating recovery of the balance of such amounts.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters have been submitted to a vote of the Company's security holders since the annual meeting of shareholders held April 12, 1996.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

      Market Information.

      The Company's common stock trades in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by the National Quotations Bureau, Inc. (the "NQB"). The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock during Fiscal 1996 and 1995 as quoted by the NQB. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

- ------------------------------------------------------------------------------
                        Fiscal Year Ended June 30, 1996
                        -------------------------------
- ------------------------------------------------------------------------------
                                                            High         Low
                                                            ----         ---
First quarter..................................            $2.75        $1.5
Second quarter.................................                3         2.5
Third quarter..................................             2.94           2
Fourth quarter.................................             2.13         1.5

                        Fiscal Year Ended June 30, 1995
                        -------------------------------
                                                            High         Low
First quarter .................................           $ 3.75      $ 2.25
Second quarter ................................             3.25           2
Third quarter..................................             2.5          1.5
Fourth quarter  ...............................             2.5         1.38

- ------------------------------------------------------------------------------

      Holders.

      The number of holders of record of the Company's common stock as of September 10, 1996 is 537.

      Dividends.

      The Company did not pay any cash dividends in Fiscal 1996 or 1995. The Company intends to utilize all available funds for the Company's working capital and does not anticipate paying cash dividends in the foreseeable future.

      The Company is prohibited from declaring or paying any dividends, other than stock splits or dividends payable solely in the Company's common stock, or making any other distributions on any of its securities, pursuant to the terms of a Loan Agreement dated May 4, 1993 between Meridian Bank and the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources."

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

      Results of Operations - Fiscal 1996 to Fiscal 1995.

      Net sales decreased by 11.2% to $3,819,595 in Fiscal 1996 from net sales of $4,303,468 in Fiscal 1995. The Company's net sales during Fiscal 1996 were derived from the sale of BCC, Primidone, Dicyclomine, Prednisone 5mg and Prednisone 20mg (which the Company began manufacturing and distributing in June 1996). The Company's net sales during Fiscal 1995 were derived from the sale of BCC, Primidone and Dicyclomine (which the Company began manufacturing and distributing in July 1994). In addition during Fiscal 1995 the Company performed a limited amount of contract packaging. Sales decreased in Fiscal 1996 due to a decrease in contract packaging, increased competition for one of the Company's products and more competitive pricing.

      Cost of sales decreased by 1.8%, to $1,867,908 in Fiscal 1996 from $1,903,117 in Fiscal 1995. Cost of sales decreased slightly as compared to the decrease in sales from Fiscal 1995 to Fiscal 1996, due to a large portion of cost of sales being fixed costs and due to the introduction of Prednisone 5mg and Prednisone 20mg which have high raw material and manufacturing costs. Gross profit margins for Fiscal 1996 and Fiscal 1995 were 51.1% and 55.8%, respectively. The decrease in the gross profit percentage is primarily due to the decrease in sales during Fiscal 1996 as a result of less fixed costs being absorbed during this period. In addition the Company introduced Prednisone
5mg and Prednisone 20mg during the quarter ended June 30, 1996, which have lower gross profit margins.

      Selling, general and administrative expenses decreased by 8.6%, to $1,260,351 in Fiscal 1996 from $1,378,312 in Fiscal 1995. The decrease is primarily due to a reduction in legal costs.

      The Company reported an operating profit of $691,336 for Fiscal 1996, as compared to an operating profit of $1,022,039 for Fiscal 1995.

      The Company's interest expense increased to $599,907 for Fiscal 1996 from $578,062 for Fiscal 1995 primarily due to increased borrowings on the Company's lines of credit. See Liquidity and Capital Resources below.


      Other income for Fiscal 1996 and 1995 comprised principally of insurance proceeds received.

      During Fiscal 1995 the Company had provided for Pennsylvania corporate income tax of approximately 11% of taxable income. Due to tax law changes, the Company could not utilize its net operating loss carry forward deduction for Pennsylvania corporate income tax during Fiscal 1995. The 1993 Pennsylvania Tax Act reactivated the net operating loss carryforward deduction for taxable fiscal years after 1995, therefore, no provision for Pennsylvania corporate income tax was made during Fiscal 1996.

      The Company reported net income of $137,066 for Fiscal 1996, or $.03 per share, $.02 on a fully diluted basis, compared to net income of $316,086 or $0.06 per share, $.03 on a fully diluted basis, for Fiscal 1995.

         Liquidity and Capital Resources - Fiscal 1996 to Fiscal 1995

      The Company used $185,880 and $16,067 of cash in operations during Fiscal 1996 and Fiscal 1995, respectively. Net cash used in operations increased from Fiscal 1995 to Fiscal 1996 due to lower net income in Fiscal 1996 and an increase in inventory as a result of new product introductions. Accrued interest increased as a result of the Company deferring accrued interest from April 1, 1995 to June 30, 1996, which is payable in twenty-four monthly installments, commencing August 15, 1996.

      The Company expended $220,714 for property, plant and equipment during Fiscal 1996 compared to $257,031 expended during Fiscal 1995. The Company has not made any material commitments, but has budgeted up to $500,000, for capital expenditures in Fiscal 1997.

      Net cash provided by financing activities increased to $351,877 during Fiscal 1996 from $147,466 provided by financing activities during Fiscal 1995. This increase in cash provided by financing activities was primarily used to finance inventory and working capital needs.

      As a result of the foregoing, the Company experienced a $13,717 decrease in cash available from the beginning to the end of Fiscal 1996, resulting in $25,258 cash available at the end of the fiscal year.

      Except as set forth herein, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's net sales or income from continuing operations.

      From Fiscal 1987 through Fiscal 1994, the Company incurred operating losses and suffered cash flow restraints. As noted above, the Company suspended manufacturing operations from August 1991 through October 1992. The Company obtained the needed capital to renovate its manufacturing facility, to acquire new equipment, to remove hazardous waste materials, to retain new management and to provide working capital, primarily from a financing facility made available to the Company by William Farber, a principal shareholder and Chairman of the Board of Directors, in August 1991. This investment has resulted in an operating profit for the Company for the Fiscal years 1996 and 1995.

      This financing facility originally consisted of a $2,000,000 revolving line of credit and a $2,000,000 9% convertible debenture. The revolving line of credit and the debenture are secured by substantially all of the Company's assets and are subordinated to the bank lines of credit and mortgage term loan payable. In March 1993, at the Company's request, William Farber increased the aggregate credit available under the revolving line of credit to $3,500,000. The Company requested the additional financing to provide working capital while the Company reformulated products and obtained supplemental approvals from the FDA.

      The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 1996 and 1995 was 9.25% and 10%, respectively. The principal is due July 1, 1998. Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter with the balance due July 1, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, with the balance due July 1, 1998. At June 30, 1996 accrued interest was approximately $432,000 of which $228,000 is included in the long-term outstanding balance. At June 30, 1996 $204,000 was classified as currently due.

      The debenture bears interest at 9% per annum. The debenture is due December 23, 1998 and is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, with the balance due December 23, 1998. At June 30, 1995 accrued interest was approximately $245,000, of which $123,000 is included in the long-term outstanding balance. At June 30, 1995 $122,000 was classified as currently due.

      At June 30, 1996, there was no additional borrowing capacity available under the revolving line of credit. Management expects to have sufficient operating income during Fiscal 1997 to make the required monthly interest payments.

      In May 1993, the Company obtained a $500,000 mortgage term loan from a Bank which provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due in May 2000. The Company also obtained a $500,000 line of credit from the Bank which bears interest at prime plus 1.5% per annum. The effective rate at June 30, 1996 and 1995 was 9.5% and 10.25%, respectively. The line of credit is limited to 80% of qualified accounts receivable. At June 30, 1996, no funds were available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the Bank. The Bank's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

      On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing, expiring October 31, 1996. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable in forty-eight equal monthly installments. This line of credit bears interest at prime plus 1.5%. The effective rate at June 30, 1996 was 9.75%. At June 30, 1996, $158,000 was available to the Company under the revolving line of credit for equipment financing. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

      In Fiscal 1996 and Fiscal 1995 working capital has been primarily provided through sales and borrowings under the lines of credit. The Company's working capital increased to $505,730 at June 30, 1996 from $19,404 at June 30, 1995, mainly due to increases in inventory resulting from new product introductions. In addition accounts receivable increased due to increased sales levels during the quarter ended June 30, 1996 as compared to June 30, 1995.

      Management currently believes the balances available under the Company's existing lines of credit, and working capital generated by increased sales activity, will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products with high raw material costs, and increased research and development activities may result in the Company having to increase its lines of credit to provide the working capital to support the increased levels of sales and increased research and development activities. The Company is currently negotiating to increase its borrowing capacity under the shareholder line of credit.

      Except as set forth herein, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.

      Prospects for the Future

      As of June 30, 1996, the Company was manufacturing and marketing five products, BCC, Primidone, Dicyclomine, Prednisone 5mg and Prednisone 20mg. As described above, twelve additional products are under development at this time; three of these products have been redeveloped and submitted to the FDA for supplemental approval; seven others are currently in various stages of development, revalidation or preparation for submission to the agency, and two represent new product introductions as part of the Company's commitment to a research and development program, of which one is currently involved in a biostudy for submission. Lannett is aggressively pursuing alternative product lines designed to compliment the Company's existing products. In addition to research and development undertakings, the Company is actively pursuing contract manufacturing and contract packaging. Subsequent to the year ended June 30, 1996, the Company received approval from the FDA for Acetazolamide USP 250mg tablets, a carbonic anhydrase inhibitor, the generic version of Lederle Laboratories, Diamox(R), used in the treatment of some types of convulsive disorders (epilepsy), certain types of glaucoma, and in the treatment of cardiac edema. The Company is currently in the process of obtaining a new raw material source for this product. Lannett is also pursuing key strategic alliances to jointly market its current product base. In addition the Company is actively pursuing to increase contract manufacturing and packaging on behalf of other companies. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence production and shipping additional products. Management hopes to introduce a number of products by the end of Fiscal 1997.

      With a modern manufacturing facility, a highly qualified and motivated work force and management team, and inventory and quality control programs in place, management believes the Company is positioned to regain a competitive position in the market as it reintroduces additional products and approaches full production capacity. Management anticipates a continuation of profitability during Fiscal 1997.



ITEM 7.           FINANCIAL STATEMENTS

      The financial statements and report of independent certified public accountants filed as a part of this Form 10-KSB are listed in the "Index to Financial Statements" filed herewith.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There are no matters required to be reported hereunder.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Directors and Executive Officers.

      The directors and executive officers of the Company are set forth below:

==============================================================================

                                   Age                    Position

Directors:

Roy English                         65                    Director

Donald Epstein                      63                    Director

David Farber<F1>1                   37                    Director

William Farber                      65              Chairman of the Board

Gerald Levinson                     65                    Director


Other Executive Officers:
- -------------------------

Vlad Mikijanic                      45           Vice President of Technical
                                                          Affairs

Jeffrey Moshal                      31          Vice President - Finance and
                                                         Treasurer
===============================================================================

      Roy English has served as a Director of the Company since February 1993. Mr. English is a pharmacist by profession. For many years prior to
1987, Mr. English owned and operated Major Pharmaceuticals - Kentucky (formerly Murray Drug Corp.), a generic drug distributor. In 1987, Mr. English sold Murray Drug Corp. From 1987 through 1989, Mr. English served as President of Major Pharmaceuticals - Kentucky. Mr. English provided consulting services to Major Pharmaceuticals from 1989 to August 1993. In 1988, Mr. English formed English Farms, Inc., a closely-held family corporation which sells food products and is currently Chairman of its Board. In 1991, Mr. English purchased 50% of Southeastern Book Co., an entity which buys and sells used college text books. He has retired as President but still serves as a director of such Company.

      Donald Epstein has served as a Director of the Company since 1989. From 1989 to the present, Mr. Epstein has acted as a financial consultant. From 1976 through 1989, Mr. Epstein served as President of Little Donnie's Inc., a Philadelphia-based food distribution company. During the past 23 years, Mr. Epstein has owned and operated a number of food distribution companies for various

- ---------
<F1>1David Farber is the son of William Farber.

lengths of time, including A. Epstein, Inc. and McCray & Hunter, Inc., and several companies in the business of owning and operating restaurants in Pennsylvania and New Jersey, including H.A. Winston's, Watson's and Gibson's restaurants.

      David Farber was elected a Director of the Company in August 1991. In November 1994, Mr. Farber sold Vital Foods, Inc. and formed the TVO Inc, where he is serving in the capacity of president. Up until 1990, Mr. Farber has been the President and owner of Vital Foods, Inc., a eight store chain of health food stores in the Detroit, Michigan area. Prior to that, Mr. Farber was employed by Michigan Pharmacal Corporation for 13 years; the most recent six years as Executive Vice President and prior to that, as Production Manager. David Farber is the son of William Farber.

      William Farber was elected as Chairman of the Board of Directors in August 1991. From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical Company. From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation. From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation. Mr. Farber is a registered pharmacist in the State of Michigan. William Farber is the father of David Farber and the husband of Audrey Farber, Secretary and Treasurer of the Company.

      Gerald Levinson has served as a Director of the Company since 1979. Mr. Levinson has been a financial consultant for over twenty years and was Assistant to the Chairman of the Board of Directors of Tabas Enterprises, a privately-held diversified company, for almost twenty years. Mr. Levinson is currently a member of the Board of Directors of First Republic Bancorp, Inc., a bank holding company, and its subsidiary, First Republic Bank.

      Vlad Mikijanic was elected Vice President of Technical Affairs in August 1991. For the prior 17 years, Mr. Mikijanic was employed by Zenith Laboratories in various positions including Corporate Director of Quality Control/Quality assurance, a position which he held at Zenith for three years.

      Jeffrey Moshal was elected Vice President - Finance and Treasurer in April 1996. Mr. Moshal joined the Company in August 1994 as Director of Financial Operations. For the prior seven years, Mr. Moshal was employed by Grant Thornton LLP, primarily serving manufacturing clients. Mr. Moshal is a Certified Public Accountant.

      To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer during the past five years.


      Section 16(a) Compliance.

      Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company during Fiscal 1996, the Company is not aware of the failure to file on a timely basis, any of the reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.          EXECUTIVE COMPENSATION

      Summary Compensation Table

      The following table summarizes all compensation paid to or earned by the Executive Officers of the Company for Fiscal 1996, Fiscal 1995 and Fiscal 1994. There are no other executive officers whose total salary and bonus for services rendered to the Company or any subsidiary exceeded $100,000 during Fiscal 1995.


                                                                Long Term Compensation
                                                            ---------------------------------
                  Annual Compensation                               Awards              Payouts
- --------------------------------------------------------    -----------------------     ---------
    (a)       (b)      (c)       (d)          (e)              (f)             (g)         (h)          (i)
 Name and                                    Other            Restricted                   LTIP        All Other
 Principal  Fiscal                           Annual           Stock           Options     Payouts      Compensation
 Position   Year      Salary    Bonus<F1>1   Compensation     Award (s)        /SARs       Amount      Amount
 --------   ----      ------    ------       -------------    ------------    -------     --------   -----------
William     1996        0         0               0              0               0            0           0
Farber
Chairman
of the
Board

Barry       1996     169,343    10,760       20,000<F2>2         0               0            0      27,850<F3>3
Weisberg
President/
CEO -
resigned
January 1,
1996
            1995     163,262    10,760       20,000<F2>2         0            20,000<F4>4     0       27,850<F5>5
            1994     158,556    10,883       20,000<F2>2         0            20,000<F4>4     0       22,458<F7>7
Vlad        1996     104,284     1,200        7,200<F2>2         0               0            0        3,345<F6>6
Mikijanic
Vice
President/
Technical
Affairs
            1995     101,038         0        7,200<F2>2         0               0            0        3,268<F8>8


- ---------

      1     The Company contributed $9,240, $9240 and $9,117 in Fiscal 1996, Fiscal
1995 and Fiscal 1994, respectively, on Mr. Weisberg's behalf to the Company's
401(k) Plan. Pursuant to his employment agreement, Mr. Weisberg earned an additional bonus of $10,760, $10,760 and $10,883 in Fiscal 1996, Fiscal 1995
and Fiscal 1994, respectively.

      2     Includes $20,000 paid to Mr. Weisberg, and $7,200 paid to Mr.
Mikijanic for automobile leasing and expenses for all periods presented.

      3     Includes $13,740 paid to the Company's 401(k) Plan (including
$9,240 contributed pursuant to Mr. Weisberg's bonus arrangement and an additional contribution of up to 3% of Mr. Weisberg's salary), $8,624 paid for life insurance premiums, and $5,486 paid for long term disability insurance

      4      Upon termination of Employee's employment for any reason other than cause, death, retirement, or disability, this Option may be exercised, to the extent it was otherwise exercisable on the date of termination of employment, within ninety days of such termination of employment. No options have been exercised.

      5     Includes $13,740 paid to the Company's 401(k) Plan (including
$9,240 contributed pursuant to Mr. Weisberg's bonus arrangement and an additional contribution of up to 3% of Mr. Weisberg's salary), $8,624 paid for life insurance premiums, and $5,486 paid for long term disability insurance.

      6     Represents $3,345 paid to the Company's 401(k) Plan ( a Company contribution of up to 3% of Mr. Mikijanic's salary).

      7     Includes $13,831 paid to the Company's 401(k) Plan (including
$9,117 contributed pursuant to Mr. Weisberg's bonus arrangement and an additional contribution of up to 3% of Mr. Weisberg's salary)and $8,627 paid for life insurance premiums.

      8     Represents $3,268 paid to the Company's 401(k) Plan ( a Company contribution of up to 3% of Mr. Mikijanic's salary).

                  Option Exercises and Year End Option Values


 (a)             (b)         (c)          (d)                      (e)
                                                                Value of
                                       Number of Securities     Unexercised
                                       Underlying               In-the-Money
               Shares                  Unexercised               Options at
              Acquired                 Options at FY-End           FY-End
                 on         Value      Exercisable/            Exercisable/
  Name        Exercise    Realized     Unexercisable           Unexercisable *
  ----        --------    --------     --------------------    ---------------
Vlad Mikijanic   --         --             6,666                   $0
Vice President                             1,333                   $0
of Technical
Affairs

* Computed by reference to the average of the bid and asked prices of such stock as quoted by the NQB.


      Compensation of Directors.

      Directors received compensation of $300 per meeting attended, for services provided as directors of the Company during Fiscal 1996. Directors are reimbursed for expenses incurred in attending Board meetings.

      Employment Contracts.

      Effective January 1, 1996, Barry Weisberg resigned as President and a director of the Company.

      The Company and Vlad Mikijanic entered into a five-year Employment Agreement as of February 1, 1994, which provided for an initial salary of $100,000 with annual salary increases of 3% and an automobile allowance of $7,200 per annum.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

      The following table sets forth, as of September 10, 1996 information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:



==========================================================================================

                                    Excluding Options           Including Options
                                     and Debentures                and Debentures
                                    -----------------           --------------------

Name and Address of               Number          Percent        Number            Percent
Beneficial Owner        Office    of Shares       of Class      of Shares         of Class
- ----------------        ------    -----------     --------      -------------     --------

Directors/Executive Officers:
Roy English            Director      34,000<F1>1         .65%        34,000<F1>1         .65%
9000 State Road
Philadelphia, PA
19136
Donald Epstein
9000 State Road        Director     181,616             3.49%        181,616            3.49%
Philadelphia, PA
19136

David Farber<F2>2      Director      59,472<F3>3        1.14%         59,472<F3>3       1.14%
9000 State Road
Philadelphia, PA
19136

William Farber<F2>2    Chairman   1,005,486            19.31%      9,005,486<F4>4      68.19%
9000 State Road         of the
Philadelphia, PA         Board
19136

Gerald Levinson        Director     138,800<F5>5        2.67%        138,800<F5>5       2.67%
9000 State Road
Philadelphia, PA
19136

Vlad Mikijanic
9000 State Road          Vice           0                 0            6,666<F6>6        .05%
Philadelphia, PA       President
19136                     of
                       Technical
                        Affairs

- ---------

1     Includes 3,500 shares owned by the spouse of Mr. English.

2     William Farber is the father of David Farber and the husband of Audrey
Farber, the Secretary and Treasurer of the Company.

3     Includes 6,192 shares held by David Farber's minor child and 4,000 shares held in an individual retirement account.

4     Includes 8,000,000 shares of common stock subject to issuance upon conversion of the debenture held by Mr. Farber. Mr. Farber may convert all or any portion of such indebtedness at any time prior to payment in full of the outstanding indebtness represented by the debenture at a rate of 4000 shares of common stock for each $1,000 of outstanding indebtness (adjusted to reflect the Company's 4 for 1 stock splits in April 1992 and March 1993), subject to anti-dilution provisions. The current outstanding indebtness represented by the debenture is $2,000,000.

5     Includes 400 shares held by Mr. Levinson's child, who resides in the same household.


Jeffrey Moshal           Vice           --                --              --               --
9000 State Road        President
Philadelphia, PA       - Finance
19136                     and
                       Treasurer

All directors and                 1,419,374            27.26%      9,429,372<F7>7      71.38%
executive officers
as a group (7
persons)
Other 5% Shareholders:
Samuel Gratz                        978,724<F8>8       18.8 %        978,724<F8>8      19.8 %
1139 Kerper Street
Philadelphia, PA
19111

- ---------
      6     Represents 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $4.375 per share, and 2,666 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $3.78125 per share.

      7     Includes 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $4.375 per share, and 2,666 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $3.78125 and 8,000,000 shares of common stock subject to issuance on the conversion of the debenture held by William Farber.

      8    Includes 496 shares which are held by the wife of Samuel Gratz.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As described above, William Farber, a principal shareholder and a director of the Company, has provided the Company with a financing package aggregating $5,500,000, which the Company has used to renovate its manufacturing facility, to acquire new equipment, to remove hazardous waste materials, to retain new management and to provide working capital. The financing package was the Company's primary source of funds with which to operate during Fiscal 1993. The financing package consists of a $3,500,000 revolving line of credit and a $2,000,000 convertible debenture. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." During Fiscal 1996 the Company amended the shareholder revolving line of credit to extend the due date to July 1, 1998 and to defer interest from July 1, 1996 to June 30, 1997 which is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, with the balance due July 1, 1998. During Fiscal 1996 the Company amended the convertible debenture agreement to defer interest accrued from July 1, 1996 to June 30, 1997 which is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter until paid in full. Mr. Farber is currently the holder of 1,005,486 shares of common stock of the Company, or approximately 19.31% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." Mr. Farber also has the right to acquire an additional 8,000,000 shares of the Company's common stock upon conversion of the debenture.

      Prior to the election of Mr. Farber as a director, the Company's Board of Directors determined that the value of the debenture at the time of its issuance did not exceed its face amount. In making such determination, the directors considered the prices at which the Company's stock had been trading immediately prior to Mr. Farber's purchase of a significant block of such stock, the Company's dim prospects without the financing facility and the valuation placed on the Company by an investment banker engaged by Mr. Farber. At the time of issuance, the inter-dealer prices quoted for the Company's stock exceeded the conversion price for the Debenture. If Mr. Farber exercises the conversion feature of the Debenture, the per share earnings will be significantly diluted. It is likely that Mr. Farber will exercise the conversion feature prior to its expiration so long as quoted market prices for the Company's stock continue to exceed the conversion price.



ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

      (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-KSB is shown on the Exhibit Index filed herewith.

      (b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LANNETT COMPANY, INC.


Date:  September 26, 1996        By: /s/ William Farber
                                     --------------------------------
                                     William Farber,
                                     Chairman of the Board


Date:  September 26, 1996        By: /s/ Jeffrey M. Moshal
                                     --------------------------------
                                     Jeffrey M. Moshal
                                     Vice President - Finance and Treasurer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                   Date
- ---------                     -----                   ----


/s/ William Farber      Chairman of the Board       September 26, 1996
- -------------------
William Farber

/s/ Roy English         Director                    September 17, 1996
- -------------------
Roy English

/s/ Donald Epstein      Director                    September 18, 1996
- -------------------
Donald Epstein

/s/ David Farber        Director                    September 18, 1996
- -------------------
David Farber

/s/ Gerald Levinson     Director                    September 18, 1996
- -------------------
Gerald Levinson

                        Index to Financial Statements

                    Lannett Company, Inc. and Subsidiary

                                                                          Page
                                                                          ----

1.   Report of Independent Certified Public Accountants                    24

2.   Consolidated Balance Sheet as of June 30, 1996                        25

3.   Consolidated Statements of Earnings f/y/e June 30, 1996 and 1995      26

4.   Consolidated Statements of Changes in Shareholders' Deficiency
     f/y/e June 30, 1996 and 1995                                          27

5.   Consolidated Statements of Cash Flows f/y/e June 30, 1996 and 1995    28

6.   Notes to Consolidated Financial Statements f/y/e June 30, 1996
     and 1995                                                              29

              Report of Independent Certified Public Accountants



Shareholders and Board of Directors
Lannett Company, Inc. and Subsidiary


      We have audited the consolidated balance sheets of Lannett Company, Inc. and Subsidiary as of June 30, 1996 and 1995 and the related consolidated statements of earnings, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiary as of June 30, 1996 and 1995 and the consolidated results of their operations, the consolidated results of their changes in shareholders' deficiency and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.









Philadelphia, Pennsylvania
August 23, 1996


                     Lannett Company, Inc. and Subsidiary


                          CONSOLIDATED BALANCE SHEETS

                                   June 30,




            ASSETS                                  1996           1995
            ------                                  ----           ----

CURRENT ASSETS
 Cash                                            $    25,258   $     38,975
 Trade accounts receivable
 (net of allowance of $9,000 and $3,000
 at June 30, 1996 and 1995, respectively)            892,081        609,708
 Inventories                                         874,219        420,907
 Prepaid expenses                                     46,395         43,376
                                                ------------   ------------
            Total current assets                   1,837,953      1,112,966
                                                -----------   -------------
PROPERTY, PLANT AND EQUIPMENT, AT COST             2,822,010      2,669,988
     Less accumulated depreciation                   961,738        784,684
                                                -----------   -------------
                                                   1,860,272      1,885,304
                                                ------------   ------------
OTHER ASSETS                                           7,958         10,824
                                                ------------   ------------
                                                $  3,706,183   $  3,009,094
                                                ============   ============


                   LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Line of credit                               $   548,092   $    307,000
   Current maturities of long-term debt              61,356         52,665
   Accounts payable                                 260,591        227,861
   Accrued interest payable - shareholder           325,827        370,432
   Accrued expenses                                 136,357        135,604
                                                -----------   ------------
            Total current liabilities             1,332,223      1,093,562
                                                -----------   ------------
LONG-TERM DEBT, LESS CURRENT MATURITIES             426,285        397,222
                                                -----------   ------------

NOTE PAYABLE AND ACCRUED INTEREST -
 SHAREHOLDER                                      2,123,500      2,045,500
                                                -----------   ------------
LINE OF CREDIT AND ACCRUED INTEREST -
 SHAREHOLDER                                      3,727,894      3,513,595
                                                -----------   ------------

SHAREHOLDERS' DEFICIENCY
   Common stock
     Authorized 50,000,000 shares,
     par value $.001; 5,206,128
     shares issued and outstanding                    5,206          5,206
   Additional paid-in capital                       320,575        320,575
   Accumulated deficit                           (4,229,500)    (4,366,566)
                                                -----------   ------------

    Total shareholders' deficiency               (3,903,719)    (4,040,785)
                                                -----------   ------------

            TOTAL LIABILITIES AND
            SHAREHOLDERS'DEFICIENCY             $ 3,706,183   $  3,009,094
                                                ===========   ============


The accompanying notes are an integral part of these statements.

                     Lannett Company, Inc. and Subsidiary


                      CONSOLIDATED STATEMENTS OF EARNINGS

                              Year ended June 30,




                                                         1996           1995
                                                         ----           ----
NET SALES                                          $ 3,819,595     $ 4,303,468
COST OF SALES                                        1,867,908       1,903,117
                                                   -----------     -----------

            Gross profit                             1,951,687       2,400,351

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         1,260,351       1,378,312
                                                   -----------     -----------
            Operating profit                           691,336       1,022,039
                                                   -----------     -----------

OTHER INCOME (EXPENSE)
   Interest expense                                   (599,907)       (578,062)
   Loss on disposal of fixed assets                       (481)        (16,506)
   Sundry                                               46,118          51,115
   Settlement of legal suit                                --         (127,500)
                                                   -----------     -----------
                                                      (554,270)       (670,953)
                                                   -----------     -----------
            Income before income taxes                 137,066         351,086
Income taxes                                               --           35,000
                                                   -----------     -----------
            NET INCOME                             $   137,066     $   316,086
                                                   ===========     ===========
Earnings per common share
   Primary
     Net earnings                                  $      0.03     $      0.06
                                                   ===========     ===========
   Fully diluted
     Net earnings                                  $      0.02     $      0.03
                                                   ===========     ===========
Weighted average number of common
 shares outstanding
   Primary                                           5,206,128       5,206,128
                                                   ===========     ===========
   Fully diluted                                    13,206,128      13,206,128
                                                   ===========     ===========


The accompanying notes are an integral part of these statements.


                     Lannett Company, Inc. and Subsidiary


         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                      Years ended June 30, 1996 and 1995





                                Common stock
                          ------------------------   Additional                   Shareholder
                          Shares                     paid-in      Accumulated     note            Shareholders'
                          issued           Amount    capital      deficit         receivable        deficiency
                          ------           ------    ----------   -----------     -----------     -------------


Balance at June 30, 1994   5,206,128     $  5,206   $320,575      $(4,682,652)    $(67,500)       $(4,424,371)

Payment of shareholder
   note receivable               -             -         -            -             67,500             67,500

Net income for the year          -             -         -            316,086          -              316,086
                          ----------     --------   --------      -----------     --------        -----------
Balance at June 30, 1995   5,206,128        5,206    320,575       (4,366,566)         -           (4,040,785)

Net income for the year          -             -         -            137,066          -              137,066
                          ----------     --------   --------      -----------     --------        -----------
Balance at June 30, 1996   5,206,128        5,206   $320,575      $(4,229,500)    $    -          $(3,903,719)
                          ==========     ========   ========      ===========     ========        ===========



              The accompanying notes are an integral part of this
                                  statement.




                     Lannett Company, Inc. and Subsidiary


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,





                                                                   1996     1995
                                                                   ----     ----
Cash flows from operating activities
   Net income                                              $    137,066    $316,086
   Adjustments to reconcile net income to net cash
        used in operating activities
     Depreciation and amortization                              204,265     192,280
     Loss on sale of property, plant and equipment                  481      16,506
     Increase in trade accounts receivable                     (282,373)   (306,211)
     Increase in inventories                                   (453,312)   (140,419)
     Increase in prepaid expenses and other assets                 (153)     (3,048)
     Increase in accounts payable                                32,730      94,147
     Increase (decrease) in accrued expenses                        753     (16,287)
     Increase (decrease) in accrued interest                    174,663    (169,121)
                                                           ------------    --------
            Net cash used in operating activities              (185,880)    (16,067)
                                                           ------------    --------

Cash flows from investing activities
   Purchases of property, plant and equipment, net             (220,714)   (257,031)
   Proceeds from sale of property, plant and equipment           41,000      31,281
                                                           ------------    --------
            Net cash used in investing activities              (179,714)   (225,750)
                                                           ------------    --------

Cash flows from financing activities
   Borrowings under line of credit - shareholder                 73,031         -
   Borrowings under line of credit                              241,092     135,000
   Repayments of debt                                           (56,127)    (55,334)
   Proceeds from debt                                            93,881         -
   Payment of shareholder note receivable                           -        67,500
                                                           ------------    --------

            Net cash provided by financing activities           351,877     147,166
                                                           ------------    --------

            NET DECREASE IN CASH                                (13,717)    (94,651)

Cash at beginning of year                                        38,975     133,626
                                                           ============    ========

Cash at end of year                                        $     25,258    $ 38,975
                                                           ============    ========

Supplemental disclosure of cash flow information
   Interest paid                                           $    417,617    $741,081
                                                           ============    ========



The accompanying notes are an integral part of these statements.

                     Lannett Company, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1996 and 1995




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Lannett Company, Inc. (the Company), a Delaware corporation, manufactures and distributes, throughout the nation, pharmaceutical products sold under generic names ("competitive pharmaceutical products") and, historically, has manufactured and distributed pharmaceutical products sold under its trade or brand names ("pharmaceutical specialties"). In addition, the Company packages pharmaceutical products manufactured by other companies.

   The Company is engaged in an industry which is subject to considerable government regulation relating to the development, manufacturing and marketing of pharmaceutical products. Accordingly, incidental to its business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the FDA and the DEA.

   The accounting policies of the Company and its inactive wholly-owned subsidiary, Astrochem Corporation, conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

   1.  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its inactive wholly-owned subsidiary, Astrochem Corporation. All intercompany accounts and transactions have been eliminated.

   2.  Financial Instruments

   On July 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments for the Company consist primarily of debt arrangements.

   3.  Revenue Recognition

   The Company recognizes revenue when its products are shipped.

   4.  Inventories

   Inventories are valued at the lower of cost (determined under the first-in, first-out method) or market.

                                 (Continued)

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1996 and 1995




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   5.  Depreciation

   Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets as follows:

                                                                        Years

     Buildings and improvements                                       10 - 39
     Machinery and equipment                                           7 - 10
     Furniture and fixtures                                            5 - 7

   Costs incurred in connection with obtaining financing are being amortized by the straight-line method over the term of the loan arrangements. Depreciation and amortization expense for the years ended June 30, 1996 and 1995 was approximately $204,000 and $192,000, respectively.

   6.  Research and Development

   Research and development expenses are charged to operations as incurred. Research and development costs for the years ended June 30, 1996 and 1995 were approximately $253,000 and $272,000, respectively.

   7.  Advertising Costs

   The Company expenses advertising cost to operations as incurred.

   8.  Income Taxes

   The Company uses the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes. At June 30, 1996 and 1995, the net deferred tax asset has been reduced to zero by a valuation allowance.


                                  (Continued)

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1996 and 1995




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   The Company has federal and state net operating loss carryforwards of approximately $5,700,000 and $1,600,000, respectively, expiring through June 2008, that are available to offset future taxable income for financial reporting purposes. The annual utilization of tax loss carryforward is subject to limitations as defined in the Internal Revenue Code and state regulations.

   9.  Earnings Per Common Share

   Primary earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Fully diluted earnings per share assumes the maximum dilutive effect from shares issued pursuant to currently exercisable options, if applicable, and the conversion equivalents of the 9% convertible debenture due 1998 (note E).

NOTE B - INVENTORIES

   Inventories consist of the following:

                                                      1996       1995
                                                   ----------  ---------

     Raw materials                                $  309,051  $  115,875
     Work-in-process                                 253,887     236,345
     Finished goods                                  260,816      24,945
     Packaging supplies                               50,465      43,742
                                                  ----------  ----------

                                                  $  874,219  $  420,907
                                                  ==========  ==========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (at cost):

                                                       1996       1995
                                                    ---------   --------
     Land                                         $   33,414  $   33,414
     Building and improvements                     1,406,627   1,340,414
     Machinery and equipment                       1,317,458   1,231,649
     Furniture and fixtures                           64,511      64,511
                                                  ----------  ----------
                                                  $2,822,010  $2,669,988
                                                  ==========  ==========

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1996 and 1995





NOTE D - CREDIT ARRANGEMENTS

   The Company has a $3,500,000 revolving line of credit from a shareholder who is also the Chairman of the Board. This line of credit bears interest at the prime rate published by Michigan National Bank, plus 1% per annum. The effective rate at June 30, 1996 and 1995 was 9.25% and 10.00%, respectively. The principal is due July 1, 1998. Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter, with the balance due July 1, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, with the balance due July 1, 1998. Interest expense during the years ended June 30, 1996 and 1995 was approximately $334,000 and $325,000, respectively. At June 30, 1996, accrued interest was approximately $432,000, of which $228,000 is included in the long-term outstanding balance. At June 30, 1996, $204,000 was classified as currently due. At June 30, 1996, there was no additional Borrowing capacity available under the line of credit. The line of credit is collateralized by substantially all Company assets, is cross-collateralized with all loans from the shareholder (note E) and is subordinated to the bank lines of credit and mortgage term loan payable. The revolving line of credit requires the Company, among other things, to meet certain financial reporting objectives.

   The Company has a $500,000 bank line of credit, limited to 80% of qualified accounts receivable, which contains certain minimum financial covenants, including restrictions on payment of dividends. This line of credit bears interest at prime plus 1.25%. The effective rate at June 30, 1996 and 1995 was 9.50% and 10.25%, respectively. At June 30, 1996, there was no additional borrowing capacity available to the Company. The line of credit is collateralized by substantially all Company assets and a personal guarantee of the above-mentioned shareholder. It is also cross-collateralized with the bank mortgage term loan payable (note F).

   On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing, expiring October 31, 1995. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable in forty-eight even monthly installments. This line of credit bears interest at prime plus 1.5%. The effective rate at June 30, 1996 was 9.75%. At June 30, 1996, $158,000 was available to the Company under the revolving line of credit for equipment financing, expiring October 31, 1996. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable (note F) and line of credit.

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1996 and 1995




NOTE E - NOTE PAYABLE - SHAREHOLDER

   The convertible debenture, due December 23, 1998, bears interest at 9% per annum and provides that no principal payments are to be made prior to maturity without the written consent of the shareholders. Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, with the balance due December 23, 1998. The debenture is convertible into shares of common stock of the Company at a rate of 4,000 shares per $1,000 of principal amount of debentures, with anti-dilution provisions. The shareholder is permitted to convert the debenture to shares of common stock at any time. Accordingly, 8,000,000 shares are reserved for this conversion. The note is cross-collateralized with all loans from this shareholder (note D) and is subordinated to the bank lines of credit and mortgage term loan payable. Interest expense during the years ended June 30, 1996 and 1995 was approximately $182,500. At June 30, 1996, accrued interest was approximately $245,000, of which $123,000 is included in the long-term outstanding balance. At June 30, 1996, $122,000 was classified as currently due.

NOTE F - LONG-TERM DEBT

   Long-term debt consists of the following:
                                                                         1996         1995
                                                                       --------    ----------
Mortgage term loan payable in the amount of $500,000 payable in monthly principal installments of approximately $2,800 plus interest at 9.25% per annum, commencing in June 1993; final balloon payment of $302,778 is due in May 2000; the loan is collateralized by substantially all Company assets and a personal guarantee of a shareholder; it is also cross-collateralized with the bank line of credit (note D); the loan is subject to a minimum
  capital funds covenant                                               $397,222      $430,555



                                 (Continued)


                     Lannett Company, Inc. and Subsidiary

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            June 30, 1996 and 1995




NOTE F - LONG-TERM DEBT - Continued
                                                                         1996         1995
                                                                       --------    ----------
Term loan payable in the amount of $93,881 payable in monthly principal installments of $2,335 including interest at 8.85%
 per annum, commencing in April 1996; the loan is collateralized by all of the Company's present and future equipment; it is also cross-collateralized with the bank's mortgage term
 loan payable and all lines of credit                                  $ 90,419    $     -

Unsecured note payable to a bank which represents borrowings under a note originally due September 1990; the Company
 made monthly principal payments of $2,000 plus interest
 at the bank's prime rate plus .5% per annum; the effective
 rate at June 30, 1995 was 9.5%                                               -        19,332
                                                                       --------    ----------
                                                                        487,641       449,887
            Less current maturities                                      61,356        52,665
                                                                       --------    ----------

                                                                       $426,285    $  397,222
                                                                       ========    ==========
Annual principal payments of long-term debt (including amounts payable to shareholder) as of June 30, 1996 are as follows:
 Year ending June 30,
 --------------------
 1997                                                                              $   61,356
 1998                                                                                  61,356
 1999                                                                               5,561,357
 2000                                                                                 303,572
 2001 and thereafter                                                                     -
                                                                                   ----------
                                                                                   $5,987,641
                                                                                   ==========

   The mortgage term loan requires the Company, among other things, to meet certain objectives with respect to financial ratios and financial reporting.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

   For long-term debt, less current maturities; notes payable; and outstanding lines of credit, the recorded book values of $426,285, $2,123,500 and $3,727,894, respectively, approximate fair value at June 30, 1996. The carrying amount of accrued interest payable approximates fair value.





                     Lannett Company, Inc. and Subsidiary

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            June 30, 1996 and 1995




NOTE H - INCOME TAXES

   The provision for income taxes is as follows:
                                                                         1996        1995
                                                                         ----        ----
     Current
U.S. Federal, net of tax benefit of net operating loss
carryforwards of $41,000 and $221,200 in 1996 and 1995,              $        -     $        -
respectively State, net of tax benefit of net operating loss
carryforwards of $12,000 and $-0- in 1996 and 1995,                           -         35,000
respectively                                                         ----------      ---------
                                                                              -         35,000
                                                                    -----------    -----------
     Deferred
       U.S. Federal                                                           -              -
                                                                    -----------     ----------
          State                                                               -              -
                                                                    -----------     ----------
                                                                              -              -
                                                                     ----------     ----------
                                                                    $         -     $   35,000
                                                                    ===========     ==========
A reconciliation of the differences between the effective rates and statutory rates is as follows:
                                                                         1996        1995
                                                                         ----        ----
Federal income tax at statutory rate                                $    46,600     $  119,000
State income tax, net                                                     9,000              -
Change in the beginning of the year balance of the valuation
  allowance for deferred tax assets allocated to income taxes           (60,000)       (94,000)
Other                                                                     4,400         10,000
                                                                    -----------     ----------
         Income taxes                                               $         -     $   35,000
                                                                    ===========     ==========
At June 30, 1996 and 1995, deferred income taxes, net, consist of the following:
                                                                         1996        1995
                                                                         ----        ----
Tax depreciation over book depreciation                             $  (137,058)    $ (123,192)
Vacation payable                                                          7,509          4,696
Net operating loss carryforward                                       2,083,750      2,134,140
Other                                                                     2,520          1,260
                                                                    -----------     ----------
                                                                      1,956,721      2,016,904
     Valuation allowance                                             (1,956,721)   (2,016,904)
                                                                   ------------    -----------
                                                                    $         -     $        -
                                                                    ===========     ==========


                     Lannett Company, Inc. and Subsidiary

                            June 30, 1996 and 1995




NOTE I - STOCK OPTIONS

   In fiscal 1993, the Company adopted the 1993 Long-Term Incentive Plan (the
   Plan). Pursuant to the Plan, stock options may be granted to officers and key employees of the Company which qualify as incentive stock options as well as stock options which are non-qualified. The exercise price of options is at least the fair market value of the common stock on the date of grant. The options vest over a three-year period and expire no later than ten years from the date of grant. There are 2,000,000 shares reserved under the Plan. Options for 1,943,800 shares remain unissued as of June 30, 1996.

   The Financial Accounting Standards Board issued a new standard, SFAS
   No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earning per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Management anticipates that the Company will continue to follow APB Opinion No. 25. The Company will be required to adopt the new standard for its year ending June 30, 1997.

   The following is a summary of stock options:

                                         1996                     1995
                                    ------------              -----------
Outstanding at beginning of year
  Shares                                  56,200                    56,200
  Price                             $3.78 - 4.38              $3.78 - 4.38

  Granted
    Shares                                    -                         -
    Price                           $         -               $         -

  Exercised
    Shares                                    -                         -
    Price                           $         -               $         -



                                  (Continued)


                     Lannett Company, Inc. and Subsidiary


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            June 30, 1996 and 1995




NOTE I - STOCK OPTIONS - Continued
                                        1996                   1995
                                    -------------          ------------
  Canceled
    Shares                                   -                       -
    Price                           $        -             $         -
Outstanding at end of year
  Shares                                  56,200                 56,200
  Price                             $3.78 - 4.38           $3.78 - 4.38

NOTE J - EMPLOYEE BENEFIT PLAN

   The Company has a defined contribution pension plan covering substantially all employees. The Company is required to contribute amounts pursuant to employee salary reduction agreements and a matching contribution equal to each employee's contribution not to exceed 3% of the employee's compensation for the plan year. Contributions to the plan during the years ended June 30, 1996 and 1995 were approximately $18,500 and $16,000, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

   1.  Hazardous Waste Removal

   The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged against operations when incurred. During the years ended June 30, 1996 and 1995, the Company incurred monitoring costs of approximately $10,000.

                            (Continued)

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1996 and 1995




NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

   2.  Civil Class Actions

   The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol (DES), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. This insurance company has denied coverage for actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. Recently, the Company persuaded its insurance carriers to resume defense and indemnification of most DES claims, has recovered from its insurers some of the amounts the Company previously expended in these cases, and is negotiating recovery of the balance of such amounts. Management is uncertain at this time as to the outcome of this action; however, management believes the ultimate impact will not be significant to the consolidated financial statements.

   3.  Employment Contracts

   Claims have been filed by certain employees with the Pennsylvania Human Relations Commission. These claims are being reviewed; management believes that the outcome will not have a material adverse impact on the financial position of the Company.

   The Company has an employment contract with one executive officer. Aggregate approximate future commitments under this contract are $115,000 in 1997, $118,000 in 1998 and $71,000 in 1999.

NOTE L - MAJOR CUSTOMER AND VENDOR INFORMATION

   Two customers accounted for approximately 21% and 13%, respectively, of net sales in fiscal 1996. Three customers accounted for approximately 16%, 13% and 11%, respectively, of the Company's sales in fiscal 1995. Two vendors accounted for approximately 34% and 18%, respectively, of the Company's purchases in fiscal 1996. One vendor accounted for approximately 45% of the Company's purchases in fiscal 1995.



                                 Exhibit Index


     Exhibit
      Number       Description             Method of Filing                      Page
       3(a)        Articles of             Incorporated by reference to the        -
                   Incorporation           Proxy Statement filed with respect
                                           to the Annual Meeting of
                                           Shareholders held on December 6,
                                           1991 (the "1991 Proxy Statement").

       3(b)        By-Laws, as amended     Incorporated by reference to the        -
                                           1991 Proxy Statement.

       4(a)        Specimen Certificate    Incorporated by reference to            -
                   for Common Stock        Exhibit 4(a) to Form 8 dated
                                           April 23, 1993 (Amendment No. 3
                                           to Form 10-K f/y/e June 30, 1992)
                                           ("Form 8")

      10(a)        Loan Agreement dated    Incorporated by reference to the        -
                   August 30, 1991         Annual Report on Form 10-K f/y/e
                   between the Company     June 30, 1991
                   and William Farber

      10(b)        Amendment #1 to Loan    Incorporated by reference to            -
                   Agreement dated March   Exhibit 10(b) to the Annual
                   15, 1993                Report on Form 10-KSB f/y/e June
                                           30, 1993 ("1993 Form 10-K")

      10(c)        Amendment #2 to Loan    Incorporated by reference to            -
                   Agreement dated August  Exhibit 10(c) to the Annual
                   1, 1994                 Report on Form 10-KSB f/y/e June
                                           30, 1994 ("1994 Form 10-K")

      10(d)        Amendment #3 to Loan    Incorporated by reference to            -
                   Agreement dated May     Exhibit 10(d) to the Annual
                   15, 1995                Report on Form 10-KSB f/y/e June
                                           30, 1995 ("1995 Form 10-K")

      10(e)        Amendment #4 to Loan    Filed herewith                          42
                   Agreement dated
                   December 31, 1995

      10(f)        Amendment #5 to Loan    Filed herewith                          44
                   Agreement dated June
                   30, 1996

      10(g)        Loan Agreement dated    Incorporated by reference to            -
                   May 4, 1993 between     Exhibit 10(c) to the 1993 Form
                   the Company and         10-K
                   Meridian Bank

      10(h)        Amendment to Loan       Incorporated by reference to            -
                   Documents between the   Exhibit 10(e) to the Annual
                   Company and Meridian    Report on Form 10-KSB f/y/e June
                   Bank dated as of        30, 1994 ("1994 Form 10-K")
                   December 8, 1993

      10(i)        Letter Agreement        Incorporated by reference to            -
                   between the Company     Exhibit 10(f) to the Annual
                   and Meridian Bank       Report on Form 10-KSB f/y/e June
                   dated December 21, 1993 30, 1994 ("1994 Form 10-K")

      10(j)        Third Amendment to      Incorporated by reference to            -
                   Loan Agreement dated    Exhibit 10(g) to the Annual
                   as of June 9, 1994      Report on Form 10-KSB f/y/e June
                                           30, 1994 ("1994 Form 10-K")

      10(k)        Fourth Amendment to     Incorporated by reference to            -
                   Loan Documents between  Exhibit 10(i) to the Annual
                   the Company and         Report on Form 10-KSB f/y/e June
                   Meridian Bank as of     30, 1995 ("1995 Form 10-K")
                   October 27, 1994

      10(l)        Letter Agreement        Incorporated by reference to            -
                   between the Company     Exhibit 10(j) to the Annual
                   and Meridian Bank       Report on Form 10-KSB f/y/e June
                   dated October 27, 1994  30, 1995 ("1995 Form 10-K")

      10(m)        Letter Agreement        Incorporated by reference to            -
                   between the Company     Exhibit 10(k) to the Annual
                   and Meridian Bank       Report on Form 10-KSB f/y/e June
                   dated July 10, 1995     30, 1995 ("1995 Form 10-K")

      10(n)        Amendment to Security   Incorporated by reference to            -
                   Agreement between the   Exhibit 10(l) to the Annual
                   Company and Meridian    Report on Form 10-KSB f/y/e June
                   Bank dated as of July   30, 1995 ("1995 Form 10-K")
                   31, 1995

      10(o)        Line of Credit Note     Incorporated by reference to            -
                   dated July 31, 1995     Exhibit 10(m) to the Annual
                                           Report on Form 10-KSB f/y/e June
                                           30, 1995 ("1995 Form 10-K")

      10(p)        Fifth Amendment to      Incorporated by reference to            -
                   Loan Agreement dated    Exhibit 10(n) to the Annual
                   July 31, 1995           Report on Form 10-KSB f/y/e June
                                           30, 1995 ("1995 Form 10-K")

      10(q)        Amendment to Loan       Filed herewith                          46
                   Agreement between the
                   Company and Meridian
                   Bank.

      10(r)        Employment agreement    Incorporated by reference to
                   between the Company     Exhibit 10(i) to the Annual
                   and Vlad Mikijanic      Report on Form 10-KSB f/y/e June
                                           30, 1994 ("1994 Form 10-K")

        11         Computation of Per      Filed herewith                          53
                   Share Earnings

        22         Subsidiaries of the     Incorporated by reference to the        -
                   Company                 Annual Report on Form 10-K f/y/e
                                           June 30, 1990

        23         Consent of Grant        Filed herewith                          55
                   Thornton

        27         Financial Data          Filed herewith
                   Schedule

                                     41
