Form 10QSB
period 1996-09-30
LANNETT CO INC
filed 1996-11-14
CIK 57725

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

                      Yes __ x __                No _______

As of November 7, 1996, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                            Page 1 of 17 pages
                                                      Exhibit Index on Page 15


==============================================================================

                                     INDEX

                                                                      Page No.
                                                                      --------


PART I.  FINANCIAL INFORMATION

        Item 1.   Financial Statements

                    Consolidated Balance Sheets as of
                    September 30, 1996 (unaudited) and
                    June 30, 1996.......................................  3

                    Consolidated Statements of Operations
                    for the three months ended September 30, 1996
                    and 1995 (unaudited)................................  4

                    Consolidated Statements of Cash Flows
                    for the three months ended September 30, 1996
                    and 1995 (unaudited)................................  5

                    Notes to Consolidated Financial
                    Statements (unaudited)..............................  6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................  8

PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings..................................... 13


        Item 6.   Exhibits and Reports on Form 8-K...................... 13

                         PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                  09/30/96        06/30/96
                                                                  --------        --------
                                                                 (UNAUDITED)
               ASSETS

CURRENT ASSETS
        Cash                                                     $        --     $    25,258
        Trade accounts receivable                                    519,672         892,081
        Inventories                                                  998,612         874,219
        Prepaid expenses                                              45,672          46,395
                                                                 -----------     -----------

               Total current assets                                1,563,956       1,837,953
                                                                 -----------     -----------

PROPERTY, PLANT AND EQUIPMENT
        Land                                                          33,414          33,414
        Building and improvements                                  1,406,627       1,406,627
        Machinery and equipment                                    1,324,549       1,317,458
        Furniture and fixtures                                        64,511          64,511
                                                                 -----------     -----------
                                                                   2,829,101       2,822,010
        Less accumulated depreciation                             (1,010,635)       (961,738)
                                                                 -----------     -----------

        Net                                                        1,818,466       1,860,272
                                                                 -----------     -----------

OTHER ASSETS                                                          27,324           7,958
                                                                 -----------     -----------

               Total assets                                      $ 3,409,746     $ 3,706,183
                                                                 ===========     ===========

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
        Line of credit                                           $   548,092     $   548,092
        Current maturities of long-term debt                          61,356          61,356
        Accounts payable                                             243,833         260,591
        Accrued interest payable - shareholder                       454,570         325,827
        Accrued liabilities                                           68,200         136,357
                                                                 -----------     -----------

               Total current liabilities                           1,376,051       1,332,223
                                                                 -----------     -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                              412,952         426,285
                                                                 -----------     -----------

NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER                    2,094,792       2,123,500
                                                                 -----------     -----------

LINE OF CREDIT AND ACCRUED INTEREST - SHAREHOLDER                  3,674,040       3,727,894
                                                                 -----------     -----------

SHAREHOLDERS' DEFICIENCY
        Common stock
        Authorized: 50,000,000 shares, par value $.001;
            5,206,128 shares
            issued and outstanding                                     5,206           5,206
        Additional paid-in capital                                   320,575         320,575
        Accumulated deficit                                       (4,473,870)     (4,229,500)
                                                                 -----------     -----------

               Total shareholders' deficiency                     (4,148,089)     (3,903,719)
                                                                 -----------     -----------

               Total liabilities and shareholders' deficiency    $ 3,409,746     $ 3,706,183
                                                                 ===========     ===========


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                             FOR THE THREE MONTHS ENDED
                                             --------------------------
                                              9/30/96         9/30/95
                                              -------         -------

NET SALES                                   $   651,361    $    933,782

COST OF SALES                                   421,827         429,437
                                            -----------    ------------

          Gross profit                          229,534         504,345

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      314,480         264,519
                                            -----------    ------------

          Operating (loss) profit               (84,946)        239,826
                                            -----------    ------------

OTHER EXPENSES, NET
  Other                                          (3,188)          5,436
  Interest expense                             (156,236)       (153,374)
                                            -----------    ------------

                                               (159,424)       (147,938)
                                            -----------    ------------

NET (LOSS) INCOME                           $  (244,370)   $     91,888
                                            ===========    ============

PRIMARY (LOSS) INCOME PER SHARE             $     (0.05)   $       0.02

FULLY DILUTED INCOME PER SHARE              $        --    $       0.01

PRIMARY WEIGHTED AVERAGE NUMBER OF SHARES     5,206,128       5,206,128

FULLY DILUTED WEIGHTED AVERAGE
   NUMBER OF SHARES                                  --      13,206,128



                     LANNETT COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                    FOR THE THREE MONTHS ENDED
                                                                    --------------------------
                                                                      09/30/96      09/30/95
                                                                      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                  $(244,370)   $  91,888
   Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities
      Depreciation and amortization                                      49,530       49,967
      Decrease / (increase) in trade accounts receivable                372,409     (109,273)
      (Increase) in inventories                                        (124,393)     (16,370)
      (Increase) / decrease in prepaid expenses and other assets        (19,276)         235
      (Decrease) / increase in accounts payable                         (16,758)      18,361
      (Decrease) in accrued liabilities                                 (68,157)     (77,002)
      Increase in accrued interest                                       46,181       48,096
                                                                      ---------    ---------

               Net cash (used in) provided by operating activities       (4,834)       5,902
                                                                      ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                            (7,091)     (85,470)
                                                                      ---------    ---------

               Net cash used in investing activities                     (7,091)     (85,470)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Borrowings under lines of credit                                      --       67,047
   Repayments of debt                                                   (13,333)     (14,333)
                                                                      ---------    ---------
               Net cash  (used in) provided by financing activities     (13,333)      52,714
                                                                      ---------    ---------

               NET (DECREASE) IN CASH                                   (25,258)     (26,854)

CASH AT BEGINNING OF PERIOD                                              25,258       38,975
                                                                      ---------    ---------

CASH AT END OF PERIOD                                                 $       0    $  12,121
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

   The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of results for the full year.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note 2.

   Primary per share data is based on the weighted average number of common shares outstanding of 5,206,128 for the periods ending September 30, 1996 and 1995. Fully diluted per share data includes shares issuable pursuant to currently exercisable options and a convertible debenture.

Note 3.

   Inventories consist of the following:

                                       September 30,     June 30,
                                            1996           1996
                                       -------------     --------
                                        (unaudited)
      Raw materials                     $   327,427    $   309,051
      Work-in-process                       292,031        253,887
      Finished goods                        318,651        260,816
      Packaging supplies                     60,503         50,465
                                        -----------    -----------
                                        $   998,612    $   874,219
                                        ===========    ===========

Note 4.

   The Company uses the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes. At September 30, 1996, the net deferred tax asset has been reduced to zero by a valuation allowance.

   The Company's deferred tax asset as of June 30, 1996 consists of the following:

            Net operating loss carryforward              $ 2,083,750
            Tax depreciation over book depreciation         (137,058)
            Vacation payable                                   7,509
            Other                                              2,520
                                                         -----------
                                                           1,956,721
            Valuation allowance                           (1,956,721)
                                                         -----------

                                                         $        --
                                                         ===========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

        Results of Operations.

        Three months ended September 30, 1996 compared with three months ended September 30, 1995

        Net sales for the three months ended September 30, 1996 (First Quarter
1997) decreased by 30.2% to $651,361 from net sales of $933,782 for the three months ended September 30, 1995 (First Quarter 1996). The Company's net sales during First Quarter 1997 were derived from the sale of Primidone, a generic version of Wyeth Ayerst's Mysoline(R), an anti-convulsant; Butalbital Compound Capsules ("BCC"), a generic version of Sandoz's Fiorinal(R); Dicyclomine Hydrochloride USP, 10mg Capsules ("Dicyclomine"), a generic version of Marion Merrell Dow's Bentyl(R), an antispasmodic and anticholinergic agent, and Prednisone 5mg and Prednisone 20mg, both of which are steroidal anti-inflammatory agents, which the Company began manufacturing and distributing in June 1996. The Company's net sales during First Quarter 1996 were derived from the sale of BCC, Primidone and Dicyclomine. Sales decreased during First Quarter 1997 due to increased competition and due to more competitive pricing.

        Cost of sales decreased by 1.8%, to $421,827 in First Quarter 1997 from $429,437 in First Quarter 1996. Cost of sales decreased less than the percentage decrease in sales from First Quarter 1997 to First Quarter
1996, due to a large portion of cost of sales being fixed costs and due to the introduction in the Last Quarter of Fiscal 1996 of Prednisone 5mg and Prednisone 20mg which have higher raw material and manufacturing costs in comparison to the Company's other products. Gross profit margins for First Quarter 1997 and First Quarter 1996 were 35.2% and 54.0%, respectively.
The decrease in the gross profit percentage is primarily due to the decrease in sales during First Quarter 1997 and as a result of fixed costs being absorbed during this period. In addition the Company introduced Prednisone
5mg and Prednisone 20mg during the quarter ended June 30, 1996, which have lower gross profit margins.

        Selling, general and administrative expenses increased by 18.9%, to $314,480 in First Quarter 1997 from $264,519 in First Quarter 1996. The increase is primarily due to increased Research and Development costs due to a biostudy being performed on one of the Company's planned product introductions.

        The Company reported an operating loss of $(84,946) for First Quarter 1997, as compared to an operating profit of $239,826 for First Quarter 1996.

        The Company's interest expense increased to $156,236 in First Quarter 1997 from $153,374 in First Quarter 1996 primarily due to increased borrowings on the Company's lines of credit. See Liquidity and Capital Resources below.

        During Fiscal 1995 the Company had provided for Pennsylvania corporate income tax of approximately 11% of taxable income. Due to tax law changes, the Company could not utilize its net operating loss carry forward deduction for Pennsylvania corporate income tax during Fiscal 1995. The 1993 Pennsylvania Tax Act reactivated the net operating loss carryforward deduction for taxable fiscal years after 1995, therefore, no provision for Pennsylvania corporate income tax was made during First Quarter 1997.

        The Company reported a net loss of $244,370 for First Quarter 1997, or ($.05) per share, compared to net income of $91,888 or $0.02 per share, $.01 on a fully diluted basis, for First Quarter 1996.

                        Liquidity and Capital Resources

        The Company used ($4,834) and generated $5,902 of cash in operations during First Quarter 1997 and First Quarter 1996, respectively. Net cash used in operations increased from First Quarter 1996 to First Quarter 1997 due to lower net income in First Quarter 1997 and an increase in inventory as a result of new product introductions and due to the Company maintaining higher inventory levels of its current products to allow for increased research and development activities. Accounts receivable decreased as a result of the the lower sales levels in First Quarter 1997. Accrued liabilities decreased due to the costs of a biostudy accrued at June 30, 1996 being paid during First Quarter 1997 and as a result of lower legal fees being incurred in First Quarter 1997.

        The Company expended $7,091 for property, plant and equipment during First Quarter 1997 compared to $85,470 expended during First Quarter 1996. The Company expended approximately $136,000 for fixed assets during second quarter Fiscal 1997. The Company has not made any additional material fixed asset purchase commitments, but has budgeted up to $500,000 for capital expenditures in Fiscal 1997.

        Net cash used in financing activities increased to ($13,333) during First Quarter 1997 from $52,714 provided by financing activities during First Quarter 1996 due to the Company repaying a portion of it's credit facilities during First Quarter 1997.

        As a result of the foregoing, the Company experienced a $25,258 decrease in cash available from the beginning to the end of First Quarter 1997, resulting in a zero cash balance at the end of the First Quarter 1997.

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

The principal is due July 1, 1998. Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing
August 15, 1994 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1997 shall be due and payable quarterly, in arrears, commencing October 1, 1997 and continuing on the first day of each January, April, July and October thereafter until paid in full. The outstanding principle balance of the Revolving Credit Loan, together with accrued interest, shall be due and payable in full on the Due Date. At September 30, 1996 accrued interest was approximately $468,000 of which $174,000 is included in the long-term outstanding balance. At September 30, 1996, $294,000 was classified as currently due.

        The debenture bears interest at 9% per annum. The debenture is due December 23, 1998 and is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest through June 30, 1994 is payable in twenty-four equal monthly installments, commencing August 15, 1994 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing August 15, 1996 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1997 shall be due and payable quarterly, in arrears, commencing October 1, 1997 and continuing on the first day of each January, April, July and October thereafter until paid in full. The outstanding principal balance of this Debenture, together with accrued interest, shall be due and payable in full on the due Date. At September 30, 1996 accrued interest was approximately $255,000, of which $95,000 is included in the long-term outstanding balance. At September 30, 1996 $160,000 was classified as currently due.

        At September 30, 1996, there was no additional borrowing capacity available under the revolving line of credit. Management expects to have sufficient operating income during Fiscal 1997 to make the required monthly interest payments.

        In May 1993, the Company obtained from a bank a $500,000 mortgage term loan which provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due in May 2000. The Company also obtained from a bank a $500,000 line of credit which bears interest at prime plus 1.5% per annum. The line of credit is limited to 80% of qualified accounts receivable. At September 30, 1996, no funds were available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the bank. The bank's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

        On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing, expiring October 31, 1996. Advances are limited to 80% of equipment costs. On April 1, 1996,

$93,881 of borrowings under this line was converted into a secured term loan payable in forty-eight equal monthly installments. This line of credit bears interest at prime plus 1.5%. At September 30, 1996, $158,000 was available to the Company under the revolving line of credit for equipment financing. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

        Management currently believes the balances available under the Company's existing lines of credit, and working capital generated by anticipated increased sales activity, will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products with high raw material costs, and increased research and development activities may result in the Company having to increase its lines of credit to provide the working capital to support the increased levels of sales and increased research and development activities. The Company is currently negotiating to increase its borrowing capacity under the shareholder line of credit.

        Except as set forth herein, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.

        Prospects for the Future

        As of September 30, 1996, the Company was manufacturing and marketing five products, BCC, Primidone, Dicyclomine, Prednisone 5mg and Prednisone 20mg. Twelve additional products are under development at this time; three of these products have been redeveloped and submitted to the FDA for supplemental approval; seven others are currently in various stages of development, revalidation or preparation for submission to the agency, and two represent new product introductions as part of the Company's commitment to a research and development program, of which one is currently involved in a biostudy for submission. Lannett is aggressively pursuing alternative product lines designed to complement the Company's existing products. In addition to research and development undertakings, the Company is actively pursuing contract manufacturing and contract packaging. Subsequent to the year ended June 30, 1996, the Company received approval from the FDA for Acetazolamide USP 250mg tablets, a carbonic anhydrase inhibitor, the generic version of Lederle Laboratories, Diamox(R), used in the treatment of some types of convulsive disorders (epilepsy), certain types of glaucoma, and in the treatment of cardiac edema. The Company is currently in the process of obtaining a new raw material source for this product. Lannett is also pursuing key strategic alliances to jointly market its current product base. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence production and begin shipping of additional products.

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

DES Cases.

   The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. For a discussion of these cases, see the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1996.


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



                                 LANNETT COMPANY, INC.



Dated: November 12, 1996     By: / s / Jeffrey M. Moshal
                                 -----------------------
                                 Jeffrey M. Moshal
                                 Vice President - Finance and Treasurer


                                 Exhibit Index

Exhibit
 Number          Description                  Method of Filing                         Page
-------          -----------                  ----------------                         ----
  3(a)           Articles of Incorporation    Incorporated by reference to the Proxy   -
                                              Statement filed with respect to the
                                              Annual Meeting of Shareholders held on
                                              December 6, 1991 (the "1991 Proxy
                                              Statement").

  3(b)           By-Laws, as amended          Incorporated by reference to the 1991    -
                                              Proxy Statement.

  4(a)           Specimen Certificate for     Incorporated by reference to Exhibit     -
                 Common Stock                 4(a) to Form 8 dated April 23, 1993
                                              (Amendment No. 3 to Form 10-K f/y/e
                                              June 30, 1992) ("Form 8")

 10(a)           Loan Agreement dated         Incorporated by reference to the         -
                 August 30, 1991 between      Annual Report on Form 10-K f/y/e June
                 the Company and William      30, 1991
                 Farber

 10(b)           Amendment #1 to Loan         Incorporated by reference to Exhibit     -
                 Agreement dated March 15,    10(b) to the Annual Report on Form
                 1993                         10-KSB f/y/e June 30, 1993 ("1993 Form
                                              10-K")

 10(c)           Amendment #2 to Loan         Incorporated by reference to Exhibit     -
                 Agreement dated August 1,    10(c) to the Annual Report on Form
                 1994                         10-KSB f/y/e June 30, 1994 ("1994 Form
                                              10-K")

 10(d)           Amendment #3 to Loan         Incorporated by reference to Exhibit     -
                 Agreement dated May 15,      10(d) to the Annual Report on Form
                 1995                         10-KSB f/y/e June 30, 1995 ("1995 Form
                                              10-K")

 10(e)           Amendment #4 to Loan         Incorporated by reference to Exhibit     -
                 Agreement dated December     10(e) to the Annual Report on Form
                 31, 1995                     10-KSB f/y/e June 30, 1996 ("1996 Form
                                              10-K")


Exhibit
 Number          Description                  Method of Filing                         Page
-------          -----------                  ----------------                         ----
 10(f)           Amendment #5 to Loan         Incorporated by reference to Exhibit     -
                 Agreement dated June 30,     10(f) to the Annual Report on Form
                 1996                         10-KSB f/y/e June 30, 1996 ("1996 Form
                                              10-K")

 10(g)           Loan Agreement dated May     Incorporated by reference to Exhibit     -
                 4, 1993 between the          10(c) to the 1993 Form 10-K
                 Company and Meridian Bank

 10(h)           Amendment to Loan            Incorporated by reference to Exhibit     -
                 Documents between the        10(e) to the Annual Report on Form
                 Company and Meridian Bank    10-KSB f/y/e June 30, 1994 ("1994 Form
                 dated as of December 8,      10-K")
                 1993

 10(i)           Letter Agreement between     Incorporated by reference to Exhibit     -
                 the Company and Meridian     10(f) to the Annual Report on Form
                 Bank dated December 21,      10-KSB f/y/e June 30, 1994 ("1994 Form
                 1993                         10-K")

 10(j)           Third Amendment to Loan      Incorporated by reference to Exhibit     -
                 Agreement dated as of June   10(g) to the Annual Report on Form
                 9, 1994                      10-KSB f/y/e June 30, 1994 ("1994 Form
                                              10-K")

 10(k)           Fourth Amendment to Loan     Incorporated by reference to Exhibit     -
                 Documents between the        10(i) to the Annual Report on Form
                 Company and Meridian Bank    10-KSB f/y/e June 30, 1995 ("1995 Form
                 as of October 27, 1994       10-K")

 10(l)           Letter Agreement between     Incorporated by reference to Exhibit     -
                 the Company and Meridian     10(j) to the Annual Report on Form
                 Bank dated October 27, 1994  10-KSB f/y/e June 30, 1995 ("1995 Form
                                              10-K")

 10(m)           Letter Agreement between     Incorporated by reference to Exhibit     -
                 the Company and Meridian     10(k) to the Annual Report on Form
                 Bank dated July 10, 1995     10-KSB f/y/e June 30, 1995 ("1995 Form
                                              10-K")

 10(n)           Amendment to Security        Incorporated by reference to Exhibit     -
                 Agreement between the        10(l) to the Annual Report on Form 10-



Exhibit
 Number          Description                  Method of Filing                         Page
-------          -----------                  ----------------                         ----
                 Company and Meridian Bank    KSB f/y/e June 30, 1995 ("1995 Form
                 dated as of July 31, 1995    10-K")

 10(o)           Line of Credit Note dated    Incorporated by reference to Exhibit     -
                 July 31, 1995                10(m) to the Annual Report on Form
                                              10-KSB f/y/e June 30, 1995 ("1995 Form
                                              10-K")

 10(p)           Fifth Amendment to Loan      Incorporated by reference to Exhibit     -
                 Agreement dated July 31,     10(n) to the Annual Report on Form
                 1995                         10-KSB f/y/e June 30, 1995 ("1995 Form
                                              10-K")

 10(q)           Amendment to Loan            Incorporated by reference to Exhibit     -
                 agreement between the        10(q) to the Annual Report on Form
                 Company and Meridian Bank,   10-KSB f/y/e June 30, 1996 ("1996 Form
                 dated March 5, 1996.         10-K")

 10(r)           Employment agreement         Incorporated by reference to Exhibit
                 between the Company and      10(i) to the Annual Report on Form
                 Vlad Mikijanic               10-KSB f/y/e June 30, 1994 ("1994 Form
                                              10-K")

   11            Computation of Per Share     Incorporated by reference to Exhibit     -
                 Earnings                     11 to the Annual Report on Form 10-KSB
                                              f/y/e June 30, 1996 ("1996 Form 10-K")

   22            Subsidiaries of the          Incorporated by reference to the         -
                 Company                      Annual Report on Form 10-K f/y/e June
                                              30, 1990

   23            Consent of Grant Thornton    Incorporated by reference to Exhibit     -
                                              23 to the Annual Report on Form 10-KSB
                                              f/y/e June 30, 1996 ("1996 Form 10-K")
