Form 10QSB
period 1996-12-31
LANNETT CO INC
filed 1997-02-14
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

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

                  Yes __x__                     No _____

     As of February 7, 1997, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                          Page 1 of 18 pages
                                                       Exhibit Index on Page 14






                                             INDEX

                                                                                     Page No.
                                                                                     --------


PART I.  FINANCIAL INFORMATION

        Item 1.   Financial Statements

                    Consolidated Balance Sheets as of
                    December 31, 1996 (unaudited) and
                    June 30, 1996...........................................................3

                    Consolidated Statements of Operations
                    for the three months and six months ended
                    December 31, 1996 and 1995 (unaudited)..................................4

                    Consolidated Statements of Cash Flows
                    for the six months ended December 31, 1996
                    and 1995 (unaudited)....................................................5

                    Notes to Consolidated Financial
                    Statements (unaudited)..................................................6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................................8

PART II. OTHER INFORMATION

           Item 1.   Legal Proceedings.....................................................12

           Item 6.   Exhibits and Reports on Form 8-K......................................12


                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

               ASSETS                               12/31/96      06/30/96
               ------                               --------      --------
                                                  (UNAUDITED)
CURRENT ASSETS
        Cash                                     $          0  $     25,258
        Trade accounts receivable                     790,207       892,081
        Inventories                                 1,098,483       874,219
        Prepaid expenses                               44,490        46,395
                                                 ------------  ------------
               Total current assets                 1,933,180     1,837,953
                                                 ------------  ------------

PROPERTY, PLANT AND EQUIPMENT
        Land                                           33,414        33,414
        Building and improvements                   1,406,627     1,406,627
        Machinery and equipment                     1,499,673     1,317,458
        Furniture and fixtures                         64,511        64,511
                                                 ------------  ------------
                                                    3,004,225     2,822,010
        Less accumulated depreciation              (1,061,211)     (961,738)
                                                 ------------  ------------
        Net                                         1,943,014     1,860,272
                                                 ------------  ------------
OTHER ASSETS                                            6,691         7,958
                                                 ------------  ------------
               Total assets                      $  3,882,885  $  3,706,183
                                                 ============  ============

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------

CURRENT LIABILITIES
        Line of credit                           $    661,620  $    548,092
        Current maturities of long-term debt           54,009        61,356
        Accounts payable                              275,824       260,591
        Accrued interest payable - shareholder        324,363       325,827
        Accrued liabilities                            49,810       136,357
                                                 ------------  ------------
               Total current liabilities            1,365,626     1,332,223
                                                 ------------   -----------
LONG-TERM DEBT, LESS CURRENT MATURITIES               406,786       426,285
                                                 ------------  ------------
NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER     2,206,000     2,123,500
                                                 ------------  ------------
LINE OF CREDIT AND ACCRUED INTEREST -
SHAREHOLDER                                         4,033,247     3,727,894
                                                 ------------  ------------
SHAREHOLDERS' DEFICIENCY
        Common stock
        Authorized: 50,000,000 shares,
         par value $.001; 5,206,128 shares issued
         and outstanding                                5,206         5,206
        Additional paid-in capital                    320,575       320,575
        Accumulated deficit                        (4,454,555)   (4,229,500)
                                                 ------------  ------------
                Total shareholders'
                 deficiency                        (4,128,774)   (3,903,719)
                                                 ------------  ------------
                Total liabilities
                 and shareholders'deficiency     $  3,882,885  $  3,706,183
                                                 ============  ============

                                      3



                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                                      FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                      --------------------------          ------------------------
                                        12/31/96       12/31/95            12/31/96      12/31/95
                                        --------       --------            --------      --------
NET SALES                             $   997,754    $   924,907         $ 1,649,115    $ 1,858,689
COST OF SALES                             596,005        471,271           1,017,832        900,708
                                      -----------    -----------         -----------    -----------
               Gross profit               401,749        453,636             631,283        957,981

SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES           220,660        274,974             535,140        539,493
                                      -----------    -----------         -----------    -----------

               Operating profit           181,089        178,662              96,143        418,488
                                      -----------    -----------         -----------    -----------
OTHER INCOME (EXPENSES), NET
Other                                       1,289         25,219              (1,899)        30,655
Interest expense                         (163,063)      (151,646)           (319,299)      (305,020)
                                      -----------    -----------         -----------    -----------
                                         (161,774)      (126,427)           (321,198)      (274,365)
                                      -----------    -----------         -----------    -----------
NET INCOME (LOSS)                    $     19,315     $   52,235        $   (225,055)   $   144,123
                                     ============    ===========        ============    ===========
PRIMARY INCOME (LOSS) PER SHARE      $       --      $      0.01        $      (0.04)   $      0.03

FULLY DILUTED INCOME PER SHARE       $       --      $      0.01        $         --    $      0.02

PRIMARY WEIGHTED AVERAGE
        NUMBER OF SHARES                5,206,128      5,206,128           5,206,128      5,206,128

FULLY DILUTED WEIGHTED AVERAGE
        NUMBER OF SHARES               13,206,128     13,206,128          13,206,128     13,206,128





                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)



                                                                        FOR THE SIX MONTHS ENDED
                                                                        ------------------------
                                                                         12/31/96       12/31/95
                                                                         --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                 $   (225,055)   $   144,123
   Adjustments to reconcile net (loss) income to net cash
         (used in) operating activities
      Depreciation and amortization                                       100,740        101,062
      (Decrease) increase in trade accounts receivable                    101,874        (81,194)
      Increase in inventories                                            (224,264)       (41,811)
      Decrease in prepaid expenses                                          1,905          7,930
      Increase (decrease) in accounts payable                              15,233       (152,544)
      (Decrease) in accrued liabilities                                   (86,547)       (90,829)
      Increase in accrued interest                                        236,390         92,904
                                                                      ------------    ----------
               Net cash (used in) operating activities                    (79,724)      (20,359)
                                                                      --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                            (182,215)      (127,193)
                                                                      ------------    ----------
               Net cash used in investing activities                     (182,215)      (127,193)
                                                                      ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Borrowings under lines of credit                                   263,527        153,880
   Repayments of debt                                                     (26,846)       (26,666)
                                                                      ------------    ----------
               Net cash provided from financing activities                236,681        127,214
                                                                      ------------    ----------
               NET (DECREASE) IN CASH                                     (25,258)       (20,338)

CASH AT BEGINNING OF PERIOD                                                25,258         38,975
                                                                      ------------    ----------
CASH AT END OF PERIOD                                                $          0    $    18,637
                                                                     ============    ===========


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

   The results of operations for the six months ended December 31, 1996 and 1995 are not necessarily indicative of results for the full year.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note 2.

   Primary per share data is based on the weighted average number of common shares outstanding of 5,206,128 for the periods ending December 31, 1996 and 1995. Fully diluted per share data includes shares issuable pursuant to currently exercisable options and a convertible debenture.

Note 3.

   Inventories consist of the following:

                                          December 31,  June 30,
                                            1996          1996
                                          ------------  --------
                                         (unaudited)

      Raw materials                      $   383,652    $309,051
      Work-in-process                        295,203     253,887
      Finished goods                         359,868     260,816
      Packaging supplies                      59,760      50,465
                                         -----------    --------
                                         $ 1,098,483    $874,219
                                         ===========    ========

Note 4.

   The Company uses the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes. At June 30, 1996 and December 31, 1996, the net deferred tax asset has been reduced to zero by a valuation allowance.

   The Company's deferred tax asset as of June 30, 1996 consists of the following:

      Net operating loss carryforwards                        $  2,083,750
      Tax depreciation over book depreciation                     (137,058)
      Vacation payable                                               7,509
      Other                                                          2,520
                                                              ------------
                                                                 1,956,721
      Valuation allowance                                       (1,956,721)
                                                              ------------
                                                              $         --
                                                              ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Results of Operations.

        Three months ended December 31, 1996 compared with three months ended December 31, 1995

        Net sales for the three months ended December 31, 1996 (Second Quarter 1997) increased by 7.9% to $997,754 from net sales of $924,907 for the three months ended December 31, 1995 (Second Quarter 1996). Sales increased during Second Quarter 1997 due to increased sales of one of the Company's products and due to contract packaging performed during Second Quarter 1997.

        Cost of sales increased by 26.5%, to $596,005 in Second Quarter 1997 from $471,271 in Second Quarter 1996. Cost of sales increased due to higher sales volumes, new products with higher raw material and labor costs, and the hiring of additional employees to work on new product introductions and new product approvals. Gross profit margins for Second Quarter 1997 and Second Quarter 1996 were 40.3% and 49.0%, respectively. The decrease in the gross profit percentage is primarily due to more competitive pricing for one of the Company's products resulting in decreasing margins. In addition the Company introduced Prednisone 5mg and Prednisone 20mg during the quarter ended June 30, 1996, which have lower gross profit margins than the Company's other products.

        Selling, general and administrative expenses decreased by 19.8%, to $220,660 in Second Quarter 1997 from $274,974 in Second Quarter 1996. The decrease is primarily due to decreased legal expenses and a decrease in administrative payroll costs.

        As a result of the foregoing, the Company reported an operating profit of $181,089 for Second Quarter 1997, as compared to an operating profit of $178,662 for Second Quarter 1996.

        The Company's interest expense increased to $163,063 in Second Quarter 1997 from $151,646 in Second Quarter 1996 primarily due to increased borrowings on the Company's lines of credit. See Liquidity and Capital Resources below.

        The Company reported net income of $19,315 for Second Quarter 1997, compared to net income of $52,235 or $0.01 per share, $.01 on a fully diluted basis, for Second Quarter 1996. Net income decreased from Second Quarter 1997 as compared to Second Quarter 1996, largely due to an increase in interest costs during Second Quarter 1997 and due to insurance proceeds being received during Second Quarter 1996.

        Six months ended December 31, 1996 compared with six months ended December 31, 1995.

        Net sales for the six months ended December 31, 1996 decreased by 11.3% to $1,649,115 from net sales of $1,858,689 for the six months ended December 31, 1995 . Sales decreased during the six months ended December 31, 1996 due to increased competition and due to more competitive pricing.

        Cost of sales increased by 13.0%, to $1,017,832 in the six months ended December 31, 1996 from $900,708 in the six months ended December 31, 1995. Cost of sales increased due to new products with higher raw material and labor costs, and the hiring of additional employees to work on new product introductions and new product approvals. Gross profit margins for the six months ended December 31, 1996 and December 31, 1995 were 38.2% and 51.5%, respectively. The decrease in the gross profit percentage is primarily due to more competitive pricing for one of the Company's products resulting in decreasing margins. In addition the Company introduced Prednisone 5mg and Prednisone 20mg during the quarter ended June 30, 1996, which have lower gross profit margins than the Company's other products.

        Selling, general and administrative expenses were $535,140 in the six months ended December 31, 1996, which remained constant compared to similar expenses of $539,493 during the six months ended December 31, 1995.

        As a result of the foregoing, the Company reported an operating profit of $96,143 for the six months ended December 31, 1996 as compared to an operating profit of $418,488 for the six months ended December 31, 1995.

        The Company's interest expense increased to $319,299 in the six months ended December 31, 1996 from $305,020 in the six months ended December 31, 1995 due to increased borrowings on the Company's lines of credit.

        The Company reported a net loss of $225,055 for the six months ended December 31, 1996, or ($.04) per share, compared to net income of $144,123, or $.03 per share, $.02 on a fully diluted basis, for the six months ended December 31, 1995.

                       Liquidity and Capital Resources

        The Company used $79,724 and $20,359 of cash in operations during the six months ended December 31, 1996 and 1995, respectively. Net cash used in operations increased during the six months ended December 31, 1996 due to lower net income and an increase in inventory as a result of new product introductions and due to the Company maintaining higher inventory levels of its current products in order to allow for increased research and development activities. Accounts receivable decreased as a result of the lower sales levels in the six months ended December 31, 1996. Accrued liabilities decreased due to the costs of a biostudy accrued at June 30, 1996 being paid during the six months ended December 31, 1996 and as a result of lower legal fees being incurred. Accrued interest increased due to the Company deferring interest payments for Fiscal 1997 on the shareholder line of credit and note.

The Company expended $182,215 for property, plant and equipment during the six months ended December 31, 1996 compared to $127,193 expended during the six months ended December 31, 1995. The Company has budgeted up to $500,000, for capital expenditures in Fiscal 1997 and expects to obtain the necessary financing.

        Net cash provided from financing activities increased to $236,681 during the six months ended December 31, 1996 from $127,214 provided by financing activities during the six months ended December 31, 1995 due to increased borrowings under both the shareholder and equipment lines, to finance working capital and equipment needs.

        As a result of the foregoing, the Company experienced a $25,258 decrease in cash available from the beginning to the end of the six months ended December 31, 1996, resulting in a zero cash balance at the end of the period.

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

        This financing facility originally consisted of a $2,000,000 revolving line of credit and a $2,000,000 9% convertible debenture. The revolving line of credit and the debenture are secured by substantially all of the Company's assets and are subordinated to the bank lines of credit and mortgage term loan payable. In March 1993, at the Company's request, William Farber increased the aggregate credit available under the revolving line of credit to $3,500,000. The Company requested the additional financing to provide working capital while the Company reformulated products and obtained supplemental approvals from the FDA. On November 1, 1996 at the Company's request, William Farber increased the aggregate credit available under the revolving line of credit to $3,750,000. The Company requested the additional financing to provide working capital and to support new product development.

        The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. Accrued interest from April 1, 1995 to June 30, 1996 is payable in two equal installments, on June 30, 1997 and June 30, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1997 is due and payable quarterly, in arrears, commencing October 1, 1997 and continuing on the first day of each January, April, July and October thereafter until paid in full. The outstanding principle balance of the Revolving Credit Loan, together with accrued interest, is due and payable in full on December 31, 1998. At
December 31, 1996 accrued interest was approximately $593,000 of which $383,000 is included in the long-term outstanding balance. At December 31, 1996, $210,000 was classified as currently due.

        The debenture bears interest at 9% per annum. The debenture is due December 23, 1998 and is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest from April 1, 1995 to
June 30, 1996 is payable in two equal installments, on June 30, 1997 and June 30, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1997 is due and payable quarterly, in arrears, commencing October 1, 1997 and continuing on the first day of each January, April, July and October thereafter until paid in full.
The outstanding principal balance of this Debenture, together with accrued interest, is due and payable in full on December 23, 1998. At December 31, 1996 accrued interest was approximately $320,000, of which $206,000 is included in the long-term outstanding balance. At December 31, 1996 $114,000 was classified as currently due.

        At December 31, 1996, there was no additional borrowing capacity available under the revolving line of credit. Management expects to have sufficient operating income during Fiscal 1997 to make the required monthly interest payments.

        In May 1993, the Company obtained from a bank a $500,000 mortgage term loan which provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due in May 2000. The Company also obtained from the bank a $500,000 line of credit which bears interest at prime plus 1.5% per annum. The line of credit is limited to 80% of qualified accounts receivable. At December 31, 1996, no funds were available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the bank. The bank's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

        On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing, expiring October 31, 1996. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable in forty-eight equal monthly installments. This line of credit bears interest at prime plus 1.5%. At December 31, 1996, approximately $45,000 was available to the Company under the revolving line of credit for equipment financing. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit. The Company is currently negotiating to increase its borrowing capacity under the equipment line of credit.

        Management currently believes the balances available under the Company's existing lines of credit, and working capital generated by sales activity, will be adequate to fund the Company's working capital requirements under current sales conditions. The Company anticipates increasing its lines of credit in order to introduce new products and to support increased research and development activities.

        Except as set forth herein, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.

        Prospects for the Future

        As of December 31, 1996, the Company was manufacturing and marketing five products, BCC, Primidone, Dicyclomine, Prednisone 5mg and Prednisone 20mg. Ten additional products are under development at this time; of which six are former Lannett products being prepared for reintroduction. One of these products has been redeveloped and submitted to the FDA for supplemental approval; five others are currently in various stages of development, revalidation or preparation for submission to the FDA; and the remaining four represent new product introductions, of which one has completed a bio-study and has recently been submitted to the FDA for review. The Company recently received approval from the FDA for Acetazolamide USP 250mg tablets, a carbonic anhydrase inhibitor, the generic version of American Home Product's, Diamox(R), used in the treatment of some types of convulsive disorders (epilepsy), certain types of glaucoma, and in the treatment of cardiac edema. The Company also recently received approval from the FDA to market
Isoniazid USP 300 mg tablets, Isoniazid, is an antibacterial and, in combination with other antituberculars, is indicated in the treatment of, and in certain persons, as a preventative therapy for, tuberculosis. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence production and begin shipping of additional products. Lannett is also pursuing key strategic alliances to jointly market its current product base. In addition, the Company is actively pursuing contract manufacturing and contract packaging, resulting in the recent signing of a "supply" agreement, sales from this agreement are expected to exceed one million dollars in its first year.

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

   (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURE


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 LANNETT COMPANY, INC.



Dated: February 12, 1997     By: /s/ Jeffrey M. Moshal
                                 -----------------------
                                 Jeffrey M. Moshal
                                 Vice President - Finance and Treasurer



                                Exhibit Index



Exhibit
 Number    Description                  Method of Filing                          Page
 ------    -----------                  ----------------                          ----
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

 10(g)     Amendment #6 to Loan         Filed Herewith                              17
           Agreement dated November
           1, 1996

 10(h)     Loan Agreement dated May     Incorporated by reference to Exhibit         -
           4, 1993 between the          10(c) to the 1993 Form 10-K
           Company and Meridian Bank

 10(i)     Amendment to Loan            Incorporated by reference to Exhibit         -
           Documents between the        10(e) to the Annual Report on Form
           Company and Meridian Bank    10-KSB f/y/e June 30, 1994 ("1994 Form
           dated as of December 8,      10-K")
           1993



Exhibit
 Number    Description                  Method of Filing                          Page
 ------    -----------                  ----------------                          ----
 10(j)     Letter Agreement between     Incorporated by reference to Exhibit         -
           the Company and Meridian     10(f) to the Annual Report on Form
           Bank dated December 21,      10-KSB f/y/e June 30, 1994 ("1994 Form
           1993                         10-K")

 10(k)     Third Amendment to Loan      Incorporated by reference to Exhibit         -
           Agreement dated as of June   10(g) to the Annual Report on Form
           9, 1994                      10-KSB f/y/e June 30, 1994 ("1994 Form
                                        10-K")

 10(l)     Fourth Amendment to Loan     Incorporated by reference to Exhibit         -
           Documents between the        10(i) to the Annual Report on Form
           Company and Meridian Bank    10-KSB f/y/e June 30, 1995 ("1995 Form
           as of October 27, 1994       10-K")

 10(m)     Letter Agreement between     Incorporated by reference to Exhibit         -
           the Company and Meridian     10(j) to the Annual Report on Form
           Bank dated October 27, 1994  10-KSB f/y/e June 30, 1995 ("1995 Form
                                        10-K")

 10(n)     Letter Agreement between     Incorporated by reference to Exhibit         -
           the Company and Meridian     10(k) to the Annual Report on Form
           Bank dated July 10, 1995     10-KSB f/y/e June 30, 1995 ("1995 Form
                                        10-K")

 10(o)     Amendment to Security        Incorporated by reference to Exhibit         -
           Agreement between the        10(l) to the Annual Report on Form
           Company and Meridian Bank    10-KSB f/y/e June 30, 1995 ("1995 Form
           dated as of July 31, 1995    10-K")

 10(p)     Line of Credit Note dated    Incorporated by reference to Exhibit         -
           July 31, 1995                10(m) to the Annual Report on Form
                                        10-KSB f/y/e June 30, 1995 ("1995 Form
                                        10-K")

 10(q)     Fifth Amendment to Loan      Incorporated by reference to Exhibit         -
           Agreement dated July 31,     10(n) to the Annual Report on Form
           1995                         10-KSB f/y/e June 30, 1995 ("1995 Form
                                        10-K")

 10(r)     Amendment to Loan            Incorporated by reference to Exhibit         -
           agreement between the        10(q) to the Annual Report on Form
           Company and Meridian Bank,   10-KSB f/y/e June 30, 1996 ("1996 Form
           dated March 5, 1996.         10-K")

 10(s)     Employment agreement         Incorporated by reference to Exhibit
           between the Company and      10(i) to the Annual Report on Form
           Vlad Mikijanic               10-KSB f/y/e June 30, 1994 ("1994 Form
                                        10-K")

   11      Computation of Per Share     Incorporated by reference to Exhibit         -
           Earnings                     11 to the Annual Report on Form 10-KSB
                                        f/y/e June 30, 1996 ("1996 Form 10-K")


Exhibit
 Number    Description                  Method of Filing                          Page
 ------    -----------                  ----------------                          ----
   22      Subsidiaries of the Company  Incorporated by reference to the             -
                                        Annual Report on Form 10-K f/y/e June
                                        30, 1990

   23      Consent of Grant Thornton    Incorporated by reference to Exhibit         -
                                        23 to the Annual Report on Form 10-KSB
                                        f/y/e June 30, 1996 ("1996 Form 10-K")

                                Exhibit 10 (g)
                        Amendment #6 to Loan Agreement
                            dated November 1, 1996