Form 10QSB
period 1997-03-31
LANNETT CO INC
filed 1997-05-14
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSIO


                            Washington, D.C. 20549

                                 FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.


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

                       Yes__X__           No ____

As of May 12, 1997, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.



                                                           Page 1 of 16 pages
                                                     Exhibit Index on Page 14




                                    INDEX

                                                                     Page No.
                                                                     --------


PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 1997 (unaudited) and
                      June 30, 1996.........................................3

                      Consolidated Statements of Operations
                      for the three months and nine months ended
                      March 31, 1997 and 1996 (unaudited)...................4

                      Consolidated Statements of Cash Flows
                      for the nine months ended March 31, 1997
                      and 1996 (unaudited)..................................5

                      Notes to Consolidated Financial
                      Statements (unaudited)................................6

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations..............................................8

PART II. OTHER INFORMATION

           Item 1.   Legal Proceedings.....................................12

           Item 6.   Exhibits and Reports on Form 8-K......................12


                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                  03/31/97         06/30/96
                                                  --------         --------
                                                (UNAUDITED)
                   ASSETS
CURRENT ASSETS
     Cash                                          $   59,026      $   25,258
     Trade accounts receivable                        997,845         892,081
     Inventories                                    1,221,996         874,219
     Prepaid expenses                                  43,777          46,395
                                                   ----------      ----------

        Total current assets                        2,322,644       1,837,953
                                                   ----------      ----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                              33,414          33,414
     Building and improvements                      1,408,578       1,406,627
     Machinery and equipment                        1,680,340       1,317,458
     Furniture and fixtures                            64,511          64,511
                                                   ----------      ----------
                                                    3,186,843       2,822,010
     Less accumulated depreciation                 (1,111,858)       (961,738)
                                                   ----------      ----------

     Net                                            2,074,985       1,860,272
                                                   ----------      ----------

OTHER ASSETS                                           21,058           7,958
                                                   ----------      ----------

        Total assets                               $4,418,687      $3,706,183
                                                   ==========      ==========

    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Line of credit                                $  669,246      $  548,092
     Current maturities of long-term debt             106,781          61,356
     Accounts payable                                 326,238         260,591
     Accrued interest payable - shareholder           422,787         325,827
     Accrued liabilities                               67,490         136,357
                                                   ----------      ----------

              Total current liabilities             1,592,542       1,332,223
                                                   ----------      ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES               549,636         426,285
                                                   ----------      ----------

NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER     2,213,727       2,123,500
                                                   ----------      ----------

LINE OF CREDIT AND ACCRUED INTEREST - SHAREHOLDER   4,166,255       3,727,894
                                                   ----------      ----------

SHAREHOLDERS' DEFICIENCY
     Common stock
     Authorized: 50,000,000 shares, par value
        $.001; 5,206,128 shares
        issued and outstanding                          5,206           5,206
     Additional paid-in capital                       320,575         320,575
     Accumulated deficit                           (4,429,254)     (4,229,500)
                                                   ----------      ----------

        Total shareholders' deficiency             (4,103,473)     (3,903,719)
                                                   ----------      ----------

        Total liabilities and shareholders'
            deficiency                             $4,418,687      $3,706,183
                                                   ==========      ==========

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                                    FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                    -------------------------- -------------------------
                                      03/31/97     03/31/96      03/31/97     03/31/96
                                      --------     --------      --------     --------
NET SALES                            $1,139,634    $ 879,508    $2,788,749   $2,738,197
COST OF SALES                           628,755      419,275     1,646,587    1,319,983
                                     ----------    ---------    ----------   ----------

   Gross profit                         510,879      460,233     1,142,162    1,418,214

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               324,117      269,541       859,257      809,034
                                     ----------    ---------    ----------   ----------

   Operating profit                     186,762      190,692       282,905      609,180
                                     ----------    ---------    ----------   ----------

OTHER INCOME (EXPENSES), NET
Other                                        --        1,998        (1,899)      32,653
                                     ----------    ---------    ----------   ----------
Interest expense                       (161,461)    (151,374)     (480,760)    (456,394)
                                     ----------    ---------    ----------   ----------
                                       (161,461)    (149,376)     (482,659)    (423,741)
                                     ----------    ---------    ----------   ----------


NET INCOME (LOSS)                    $   25,301    $  41,316    $ (199,754)   $ 185,439
                                     ==========    =========    ==========    =========

PRIMARY INCOME (LOSS) PER SHARE      $       --    $    0.01    $    (0.04)   $    0.04

FULLY DILUTED INCOME PER SHARE       $       --    $    0.01    $       --    $    0.02

PRIMARY WEIGHTED AVERAGE
  NUMBER OF SHARES                    5,206,128    5,206,128     5,206,128    5,206,128

FULLY DILUTED WEIGHTED AVERAGE
  NUMBER OF SHARES                   13,206,128   13,206,128    13,206,128   13,206,128

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                            FOR THE NINE MONTHS ENDED
                                                           -------------------------
                                                             03/31/97      03/31/96
                                                             --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                         $(199,754)    $185,439
  Adjustments to reconcile net (loss) income
       to net cash (used in) operating activities
     Depreciation and amortization                            152,020      141,227
     Increase in trade accounts receivable                   (105,764)    (150,342)
     Increase in inventories                                 (347,777)    (298,735)
     Increase in prepaid expenses and other assets            (12,382)     (13,550)
     Increase in accounts payable                              65,647       37,602
     (Decrease) in accrued liabilities                        (68,867)    (112,461)
     Increase in accrued interest                             375,548      138,028
                                                             --------     --------
       Net cash (used in) operating activities               (141,329)     (72,792)
                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                 (364,833)    (163,915)
                                                             --------     --------
       Net cash used in investing activities                 (364,833)    (163,915)
                                                             --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under lines of credit and term loans             580,301      314,911
  Repayments of debt                                          (40,371)     (42,336)
                                                             --------     --------
      Net cash provided from financing activities             539,930      272,575
                                                             --------     --------
      NET INCREASE IN CASH                                     33,768       35,868
CASH AT BEGINNING OF PERIOD                                    25,258       38,975
                                                             --------     --------
CASH AT END OF PERIOD                                       $  59,026      $74,843
                                                            =========     ========

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


    The results of operations for the nine months ended March 31, 1997 and 1996 are not necessarily indicative of results for the full year.


    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note 2.

    Primary per share data is based on the weighted average number of common shares outstanding of 5,206,128 for the periods ending March 31, 1997 and 1996. Fully diluted per share data includes shares issuable pursuant to currently exercisable options and a convertible debenture.

Note 3.

    Inventories consist of the following:

                                     March 31,       June 30,
                                       1997            1996
                                     ---------       --------
                                    (unaudited)

       Raw materials                $  440,964        $309,051
       Work-in-process                 385,695         253,887
       Finished goods                  312,193         260,816
       Packaging supplies               83,144          50,465
                                    ----------        --------
                                    $1,221,996        $874,219
                                    ==========        ========

Note 4.

    The Company uses the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes. At June 30, 1996 and March 31, 1997, the net deferred tax asset has been reduced to zero by a valuation allowance.

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
                                                     ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations.

     Three months ended March  31, 1997 compared with
     three months ended March 31, 1996
     ------------------------------------------------
         Net sales for the three months ended March 31, 1997 (Third Quarter
1997) increased by 29.6% to $1,139,634 from net sales of $879,508 for the three months ended March 31, 1996 (Third Quarter 1996). Sales increased during Third Quarter 1997 due to increased sales of one of the Company's products due to increased penetration in the market place.

         Cost of sales increased by 49.9%, to $628,755 in Third Quarter 1997 from $419,275 in Third Quarter 1996. Cost of sales increased due to higher sales volumes, and the hiring of additional employees to support the increase in production volumes. Gross profit margins for Third Quarter 1997 and Third Quarter 1996 were 44.8% and 52.3%, respectively. The decrease in the gross profit percentage is primarily due to more competitive pricing for one of the Company's products resulting in decreasing margins.

         Selling, general and administrative expenses increased by 20.2%, to $324,117 in Third Quarter 1997 from $269,541 in Third Quarter 1996. This increase is due to the timing of the occurrence of certain general administration expenses. In addition promotional expenses increased as a result of promoting new product approvals and promoting contract manufacturing.

         As a result of the foregoing, the Company reported an operating profit of $ 186,762 for Third Quarter 1997, as compared to an operating profit of $190,692 for Third Quarter 1996.


         The Company's interest expense increased to $161,461 in Third Quarter 1997 from $151,374 in Third Quarter 1996 primarily due to increased borrowings on the Company's lines of credit. See Liquidity and Capital Resources below.

         The Company reported net income of $25,301 for Third Quarter 1997, compared to net income of $41,316 or $0.01 per share, $.01 on a fully diluted basis, for Third Quarter 1996.

     Nine months ended March 31, 1997 compared with
     nine months ended March 31, 1996.
     ----------------------------------------------

    Net sales for the nine months ended March 31, 1997 were $2,788,749 and remained constant as compared to net sales of $2,738,197 for the nine months ended March 31, 1996.

         Cost of sales increased by 24.7%, to $1,646,587 in the nine months ended March 31, 1997 from $1,319,983 in the nine months ended March 31, 1996. Cost of sales increased due to new products with higher raw material and labor costs, increased sales and production volumes, and the hiring of additional employees to work on new product introductions and new product approvals. Gross profit margins for the nine months ended March 31, 1997 and March 31, 1996 were 40.9% and 51.8%, respectively. The decrease in the gross profit percentage is primarily due to more competitive pricing for one of the Company's products resulting in decreasing margins, and increased payroll expenses to support increased production volumes. In addition the Company introduced Prednisone 5mg and Prednisone 20mg during the quarter ended June 30, 1996, which have lower gross profit margins than the Company's other products.

    Selling, general and administrative expenses were $859,257 in the nine months ended March 31, 1997, which remained constant compared to similar expenses of $809,034 during the nine months ended March 31, 1996.

    As a result of the foregoing, the Company reported an operating profit of $282,905 for the nine months ended March 31, 1997 as compared to an operating profit of $609,180 for the nine months ended March 31, 1996.

    The Company's interest expense increased to $480,760 in the nine months ended March 31, 1997 from $456,394 in the nine months ended March 31, 1996 due to increased borrowings on the Company's lines of credit.

    The Company reported a net loss of $199,754 for the nine months ended March 31, 1997, or ($.04) per share, compared to net income of $185,439, or $.04 per share, $.02 on a fully diluted basis, for the nine months ended March 31, 1996.

                       Liquidity and Capital Resources
                       -------------------------------

         The Company used $141,329 and $72,792 of cash in operations during the nine months ended March 31, 1997 and 1996, respectively. Net cash used in operations increased during the nine months ended March 31, 1997 due to a net loss for the nine months ended March 31, 1997 and an increase in inventory as a result of new product introductions and due to the Company maintaining higher inventory levels of its current products in order to allow for increased production volumes and to allow for research and development activities. Accrued liabilities decreased due to the costs of a biostudy accrued at June 30, 1996 being paid during the nine months ended March 31, 1997 and as a result of lower legal fees being incurred. Accrued interest increased due to the Company deferring interest payments for Fiscal 1997 on the shareholder line of credit and note.

         The Company expended $364,833 for property, plant and equipment during the nine months ended March 31, 1997 compared to $163,915 expended during the nine months ended March 31, 1996. The Company has budgeted for an additional $500,000, for capital expenditures in Fiscal 1997 and expects to obtain the necessary financing. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support new product introductions, increased production volumes and additional contract manufacturing, results of which are expected to be realized in Fiscal 1998.

         Net cash provided from financing activities increased to $539,930 during the nine months ended March 31, 1997 from $272,575 provided by financing activities during the nine months ended March 31, 1996, due to increased borrowings under both the shareholder and equipment lines, to finance working capital and equipment needs.

         As a result of the foregoing, the Company experienced a $33,768 increase in cash available from the beginning to the end of the nine months ended March 31, 1997, resulting in $59,026 of cash available at the end of the period.

         Except as set forth herein, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's net sales or income from continuing operations.

         From Fiscal 1987 through Fiscal 1994, the Company incurred operating losses and suffered cash flow restraints. The Company obtained the needed capital to renovate its manufacturing facility, to acquire new equipment, to remove hazardous waste materials, to retain new management and to provide working capital, primarily from a financing facility made available to the Company by William Farber, a principal shareholder and Chairman of the Board of Directors, in August 1991. This investment has resulted in an operating profit for the Company for the nine months ended March 31, 1997 and for Fiscal years 1996 and 1995.

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

Accrued interest from April 1, 1995 to June 30, 1996 is payable in two equal installments, on June 30, 1997 and June 30, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1997 is due and payable quarterly, in arrears, commencing October 1, 1997 and continuing on the first day of each January, April, July and October thereafter until paid in full. The Company anticipates deferring the interest due on June 30, 1997. The outstanding principal balance of the Revolving Credit Loan, together with accrued interest, is due and payable in full on December 31, 1998. At March 31, 1997 accrued interest was approximately $688,000 of which $416,000 is included in the long-term outstanding balance. At March 31, 1997, $272,000 was classified as currently due.

         The debenture bears interest at 9% per annum. The debenture is due December 23, 1998 and is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest from April 1, 1995 to June 30, 1996 is payable in two equal installments, on June 30, 1997 and June 30, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing August 15, 1997 and continuing on the fifteenth day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1997 is due and payable quarterly, in arrears, commencing October 1, 1997 and continuing on the first day of each January, April, July and October thereafter until paid in full. The Company anticipates deferring the interest due on June 30, 1997. The outstanding principal balance of this Debenture, together with accrued interest, is due and payable in full on December 23, 1998. At March 31, 1997 accrued interest was approximately $365,000, of which $214,000 is included in the long-term outstanding balance. At March 31, 1997 $151,000 was classified as currently due.

         At March 31, 1997, there was no additional borrowing capacity available under the revolving line of credit. Management does not expect to have sufficient operating income to make the required monthly interest payments during calendar year 1997 and expects to negotiate the deferral of interest payments due through calendar year 1997.

         In May 1993, the Company obtained from a bank a $500,000 mortgage term loan which provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due in May 2000. The Company also obtained from the bank a $500,000 line of credit for working capital financing which bears interest at prime plus 1.5% per annum. The line of credit is limited to 80% of qualified accounts receivable. At March 31, 1997, no funds were available under the line of credit. The Company is currently negotiating to increase its borrowing capacity under the working capital line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the bank. The bank's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

         On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing, expiring October 31, 1996. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable in forty-eight equal monthly installments. This term loan bears interest at prime plus 1.5%. On March 20, 1997, an additional $209,220 of borrowings under this line was converted into a secured term loan payable in forty-eight equal monthly installments. This term loan bears interest at prime plus 1.5%. At March 31, 1997 there was no availability under this line of credit. The term loans are collateralized by all of the Company's present and future equipment. They are also cross-collateralized with the bank mortgage term loan payable and the line of credit.

         On March 20, 1997, the Company secured a $350,000 bank revolving line of credit for equipment financing. Advances are limited to 80% of equipment costs. This line of credit bears interest at prime plus 1.5%. At March 31, 1997, approximately $181,000 was available under the revolving line of credit for equipment financing. The equipment line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.


         Management currently believes the balances available under the Company's existing lines of credit, and working capital generated by sales activity, will be adequate to fund the Company's working capital requirements under current sales conditions. The Company anticipates increasing its lines of credit and obtaining additional financing in order to introduce new products, and to support increased sales and research and development activities.

         Except as set forth herein, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.


     Prospects for the Future

         As of March 31, 1997, the Company was manufacturing and marketing three products, BCC, Primidone, Dicyclomine. Due to low profit margins and high raw material costs, the Company decided to discontinue marketing Prednisone 5mg and Prednisone 20mg tablets. Nine additional products are under development at this time; of which five are former Lannett products being prepared for reintroduction. One of these products has been redeveloped and submitted to the FDA for supplemental approval; four others are currently in various stages of development, revalidation or preparation for submission to the FDA; and the remaining four represent new product introductions, of which one has completed a bio-study and has recently been submitted to the FDA for review. The Company recently received approval from the FDA for Acetazolamide USP 250mg tablets, a carbonic anhydrase inhibitor, the generic version of American Home Product's, Diamox(R), used in the treatment of some types of convulsive disorders (epilepsy), certain types of glaucoma, and in the treatment of cardiac edema. The Company also recently received approval from the FDA to market Isoniazid USP 300 mg tablets, Isoniazid, is an antibacterial and, in combination with other antituberculars, is indicated in the treatment of, and in certain persons, as a preventative therapy for, tuberculosis. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence production and begin shipping of additional products. Lannett is also pursuing key strategic alliances to jointly market its current product base. In addition, the Company is actively pursuing contract manufacturing and contract packaging, resulting in the recent signing of a "supply" agreement, sales from this agreement are expected to exceed one million dollars in its first year.

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



                                      LANNETT COMPANY, INC.



Dated: May 14, 1997                By: /s/ Jeffrey M. Moshal
                                       -----------------------
                                       Jeffrey M. Moshal
                                       Vice President - Finance and Treasurer

                                Exhibit Index


Exhibit
Number    Description                        Method of Filing                                  Page
------    -----------                        ----------------                                  ----

 3(a)     Articles of Incorporation          Incorporated by reference to the Proxy             -
                                             Statement filed with respect tothe Annual
                                             Meeting of Shareholders held on December 6,
                                             1991 (the "1991 Proxy Statement").

 3(b)     By-Laws, as amended                Incorporated by reference to the
                                             1991 Proxy Statement.                              -


 4(a)     Specimen Certificate for           Incorporated by reference to Exhibit 4(a) to        -
          Common Stock                       Form 8 dated April 23, 1993 (Amendment No.
                                             3 to Form 10-K f/y/e June 30, 1992) ("Form 8")

 10(a)    Loan Agreement dated August        Incorporated by reference to the Annual Report     -
          30, 1991 between the Company       on Form 10-K f/y/e June 30, 1991
          and William Farber

 10(b)    Amendment #1 to Loan               Incorporated by reference to Exhibit 10(b) to      -
          Agreement dated March 15,          the Annual Report on Form 10-KSB f/y/e June
          1993                               30, 1993 ("1993 Form 10-K")

 10(c)    Amendment #2 to Loan               Incorporated by reference to Exhibit 10(c) to      -
          Agreement dated August 1,          the Annual Report on Form 10-KSB f/y/e June
          1994                               30, 1994 ("1994 Form 10-K")

 10(d)    Amendment #3 to Loan               Incorporated by reference to Exhibit 10(d) to      -
          Agreement dated May 15, 1995       the Annual Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")

 10(e)    Amendment #4 to Loan               Incorporated by reference to Exhibit 10(e) to      -
          Agreement dated December 31,       the Annual Report on Form 10-KSB f/y/e June
          1995                               30, 1996 ("1996 Form 10-K")

 10(f)    Amendment #5 to Loan               Incorporated by reference to Exhibit 10(f) to      -
          Agreement dated June 30, 1996      the Annual Report on Form 10-KSB f/y/e June
                                             30, 1996 ("1996 Form 10-K")

 10(g)    Amendment #6 to Loan               Incorporated by reference to Exhibit 10(g) to      -
          Agreement dated November 1,        the Form 10-QSB for the period ended
          1996                               December 31, 1996.

 10(h)    Loan Agreement dated May 4,        Incorporated by reference to Exhibit 10(c) to      -
          1993 between the Company           the 1993 Form 10-K
          and Meridian Bank

 10(i)    Amendment to Loan                  Incorporated by reference to Exhibit 10(e) to      -
          Documents between the              the Annual Report on Form 10-KSB f/y/e






Exhibit
Number    Description                        Method of Filing                                  Page
------    -----------                        ----------------                                  ----

          Company and Meridian Bank          June 30, 1994 ("1994 Form 10-K")
          dated as of December 8, 1993

 10(j)    Letter Agreement between the       Incorporated by reference to Exhibit 10(f) to      -
          Company and Meridian Bank          the Annual Report on Form 10-KSB f/y/e June
          dated December 21, 1993            30, 1994 ("1994 Form 10-K")

 10(k)    Third Amendment to Loan            Incorporated by reference to Exhibit 10(g) to      -
          Agreement dated as of June 9,      the Annual Report on Form 10-KSB f/y/e June
          1994                               30, 1994 ("1994 Form 10-K")

 10(l)    Fourth Amendment to Loan           Incorporated by reference to Exhibit 10(i) to      -
          Documents between the              the Annual Report on Form 10-KSB f/y/e June
          Company and Meridian Bank          30, 1995 ("1995 Form 10-K")
          as of October 27, 1994

 10(m)    Letter Agreement between the       Incorporated by reference to Exhibit 10(j) to      -
          Company and Meridian Bank          the Annual Report on Form 10-KSB f/y/e June
          dated October 27, 1994             30, 1995 ("1995 Form 10-K")

 10(n)    Letter Agreement between the       Incorporated by reference to Exhibit 10(k) to      -
          Company and Meridian Bank          the Annual Report on Form 10-KSB f/y/e June
          dated July 10, 1995                30, 1995 ("1995 Form 10-K")

 10(o)    Amendment to Security              Incorporated by reference to Exhibit 10(l) to      -
          Agreement between the              the Annual Report on Form 10-KSB f/y/e June
          Company and Meridian Bank          30, 1995 ("1995 Form 10-K")
          dated as of July 31, 1995

 10(p)    Line of Credit Note dated July     Incorporated by reference to Exhibit 10(m) to      -
          31, 1995                           the Annual Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")

 10(q)    Fifth Amendment to Loan            Incorporated by reference to Exhibit 10(n) to      -
          Agreement dated July 31, 1995      the Annual Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")

 10(r)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(q) to      -
          between the Company and            the Annual Report on Form 10-KSB f/y/e June
          Meridian Bank, dated March 5,      30, 1996 ("1996 Form 10-K")
          1996.

 10(s)    Employment agreement               Incorporated by reference to Exhibit 10(i) to
          between the Company and Vlad       the Annual Report on Form 10-KSB f/y/e June
          Mikijanic                          30, 1994 ("1994 Form 10-K")

  11      Computation of Per Share           Incorporated by reference to Exhibit 11 to the     -
          Earnings                           Annual Report on Form 10-KSB f/y/e June 30,
                                             1996 ("1996 Form 10-K")






Exhibit
Number    Description                        Method of Filing                                  Page
------    -----------                        ----------------                                  ----

  22      Subsidiaries of the Company        Incorporated by reference to the Annual Report     -
                                             on Form 10-K f/y/e June 30, 1990

  23      Consent of Grant Thornton          Incorporated by reference to Exhibit 23 to the     -
                                             Annual Report on Form 10-KSB f/y/e June 30,
                                             1996 ("1996 Form 10-K")


                                     16

