Form 10KSB
period 1997-06-30
LANNETT CO INC
filed 1997-09-26
CIK 57725

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997

                                      OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________

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

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 Par Value
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes _ X _    No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _ X _

         The issuer had net sales of $3,800,736 for the fiscal year ended June 30, 1997.

         As of September 12, 1997, the aggregate market value of the voting stock held by non-affiliates was approximately $5,095,998 computed by reference to the average of the bid and asked prices of such stock as quoted by the National Quotations Bureau, Inc.

         As of September 12, 1997, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

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

         The Company manufactures and distributes pharmaceutical products sold under generic names ("competitive pharmaceutical products") and historically has manufactured and distributed pharmaceutical products sold under its trade or brand names ("pharmaceutical specialties"). In addition, the Company contract manufactures pharmaceutical products for other companies.

         During Fiscal 1997, the Company signed two significant long-term contract manufacturing supply agreements. Revenues from one of these contracts began in First Quarter Fiscal 1998 (Quarter ending September
30, 1997) and development revenues from the second supply agreement are expected to begin in Second Quarter Fiscal 1998 (Quarter ending December 31, 1997). The Company also signed a number of private label supply agreements with other generic pharmaceutical companies. These agreements enable the Company to further penetrate the market for its current product lines.

         With the new supply agreements, the use of the Company's manufacturing capacity has increased from approximately 70% during Fiscal
1997, to full utilization in First Quarter Fiscal 1998 (utilizing one shift). The Company is currently operating certain departments on a second shift, and is in the process of building additional manufacturing areas to accommodate the anticipated growth in business. These additional manufacturing areas are expected to be completed during Second Quarter fiscal 1998.


         Principal Products.

         During the fiscal year ended June 30, 1997 ("Fiscal 1997"), the Company manufactured and distributed five products: Butalbital Compound Capsules ("BCC"), a generic version of Novartis Pharmaceutical Corporation's Fiorinal(R); an analgesic primarily used for the treatment of migrane headaches, Primidone, a generic version of American Home Product's Mysoline(R) an anti-convulsant, Dicyclomine Hydrochloride USP, 10-mg capsules, a generic version of Hoechst Marion Roussel's Bentyl(R), an antispasmodic and anticholinergic agent; and Prednisone 5mg and Prednisone 20mg tablets, both of which are steroidal anti-inflammatory agents. Due to low profit margins the Company has discontinued marketing Prednisone 5mg and Prednisone 20mg tablets.

         Nine additional products are currently under development. Six of these products are being developed and manufactured for other companies, while the other three are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the FDA for supplemental approval. Two others represent new product introductions as part of the Company's' commitment to a research and development program, of which one has completed a bio-study and has recently been submitted to the FDA for review. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence producing and shipping additional products. During Fiscal 1997 the Company received approval from the FDA for Acetazolamide USP 250mg tablets and Isoniazid USP 300 mg tablets. Acetazolamide is a carbonic anhydrase inhibitor, the generic version of American Home Product's, Diamox(R), used in the treatment of some types of convulsive disorders (epilepsy), certain types of glaucoma, and in the treatment of cardiac edema. Isoniazid, is an antibacterial and, in combination with other antituberculars, is indicated in the treatment of, and in certain persons, as a preventative therapy for, tuberculosis. The Company is currently reviewing whether conditions justify bringing Isoniazid to market.

         Raw Materials.

         The raw materials used by the Company in the manufacture of pharmaceutical products consist of pharmaceutical chemicals in various forms which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. Three suppliers, Ganes Chemicals Inc., BI Chemicals Inc. and Capsugel, accounted for approximately 22%, 18% and 10%, respectively of the Company's raw material purchases in Fiscal 1997. Two suppliers, Ganes Chemicals Inc. and Upjohn Company, accounted for approximately 34% and 18%, respectively of the Company's raw material purchases in Fiscal 1996. As a result of the new contract manufacturing supply agreements, the Company expects purchases from BI Chemicals will increase to approximately 50% of its total purchases. The raw materials purchased from BI Chemical are available from a number of vendors.

         Distribution.

         The Company sells its pharmaceutical products primarily to wholesalers, distributors, warehousing chains, retail chains and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. The Company has two long-term contract manufacturing agreements. The Company historically has had a broad customer base and has not been dependent on one or a few major customers. Four customers accounted for approximately 17%, 11%, 10% and 10% respectively, of net sales in Fiscal 1997. Two customers accounted for approximately 21% and 13%, respectively, of the Company's net sales in Fiscal 1996. The Company believes that net sales from one of its contract manufacturing supply agreements could reach as high as 35% of Fiscal 1998 net sales.

         Competition.

         The manufacture and distribution of pharmaceutical products is a highly competitive industry. Competition in the pharmaceutical industry is primarily based on quality, price and service. The Company intends to compete primarily on the basis of price, quality, service, flexibility and availability of inventory, and that the Company's products are only available from limited competitors. The modernization of its facilities, implementation of inventory and quality control programs and the recent supply agreements have improved the Company's competitive position.

         Government Regulation.

         Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA and the Drug Enforcement Agency ("DEA"), and, to a lesser extent, by other federal regulatory bodies and state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the Company's generic drug products. Noncompliance with applicable regulations can result in fines, recall and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment, and refusal of the government to enter into supply contracts or to approve new drug applications. The FDA also has the authority to revoke previously approved drug products.

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

         The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and, to the extent that its business operations entail the generation, storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants, to various federal, state and local environmental protection laws and regulations. The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred, are contingent upon the results of future site monitoring and will be charged against operations when incurred. During each of the years ended June 30, 1997 and 1996, the Company incurred monitoring costs of approximately $10,000.

         Research and Development.

         During Fiscal 1997 the Company incurred research and development costs of approximately $263,000. During Fiscal 1996 the Company incurred research and development costs of approximately $253,000. Approximately $200,000 is expected to be incurred on bioequivalency studies for new products during Fiscal 1998.

         Employees.

         The Company currently employs 66 employees, all of whom are full-time.

ITEM 2.        DESCRIPTION OF PROPERTY

         The Company's general business offices, laboratory and manufacturing and distribution facilities are located in a facility owned by the Company at 9000 State Road, Philadelphia, Pennsylvania. This facility was extensively renovated during Fiscal 1993 and Fiscal 1992 and contains approximately 31,000 square feet, located on four and one half (4-1/2) acres.

         The Company's facility is subject to a mortgage in favor of Corestates Bank pursuant to an Open-End Mortgage dated May 4, 1993, as amended by amendments dated December 8, 1993, December 21, 1993, June 9, 1994, October 27, 1994, July 31, 1995, March 5, 1996, March 20, 1997, May
23, 1997 and September 24, 1997 and a mortgage in favor of William Farber pursuant to a Mortgage dated August 30, 1991, as amended by Amendments #1, # 2 #3, #4. #5, #6, and #7 dated March 15, 1993, August 1, 1994,
March 15, 1995, December 31, 1995, June 30, 1996, November 1, 1996 and
September 9, 1997, respectively. See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources."

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

         Employee Claim. A claim has been filed by a former employee with the Pennsylvania Human Relations Commission. The Company has denied liability in this matter; management believes that the outcome will not have a material adverse impact on the financial position of the Company.

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

The insurance company denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. The Company persuaded its insurance carriers to resume defense and indemnification of most DES claims, has recovered from its carriers some of the amounts the Company previously expended in these cases, and is negotiating with its carriers for recovery of the balance of such amounts.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of the Company's security holders since the annual meeting of shareholders held April 11, 1997.

                                   PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market Information.

         The Company's common stock trades in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by the National Quotations Bureau, Inc. (the "NQB"). The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock during Fiscal 1997 and 1996 as quoted by the NQB. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

-----------------------------------------------------------------------------
                       Fiscal Year Ended June 30, 1997
-----------------------------------------------------------------------------
                                                         High             Low
                                                         ----             ---
First quarter ...........................              $  1.75         $  1.25
Second quarter ..........................                 1.88            1.13
Third quarter ...........................                 1.88            1.13
Fourth quarter ..........................                 1.75             .88

                       Fiscal Year Ended June 30, 1996
                                                         High             Low
                                                         ----             ---
First quarter ............................             $   2.75        $  1.5
Second quarter ...........................                 3              2.5
Third quarter ............................                 2.94           2

Fourth quarter ...........................                 2.13           1.5

-----------------------------------------------------------------------------

         Holders.

         The number of holders of record of the Company's common stock as of September 12, 1997 is 524.

         Dividends.

         The Company did not pay any cash dividends in Fiscal 1997 or 1996. The Company intends to use all available funds for the Company's working capital and does not anticipate paying cash dividends in the foreseeable future.

         The Company is prohibited from declaring or paying any dividends, other than stock splits or dividends payable solely in the Company's common stock, or making any other distributions on any of its securities, pursuant to the terms of a Loan Agreement dated May 4, 1993 between Corestates Bank and the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations - Fiscal 1997 to Fiscal 1996.

         This section represents a review of the Company's consolidated financial condition and results of operations. In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after the date hereof.

         Net sales for Fiscal 1997 were $3,800,736 and remained constant as compared to net sales of $3,819,595 in Fiscal 1996. The Company's net sales during Fiscal 1997 and Fiscal 1996 were derived from the sale of BCC, Primidone, Dicyclomine, Prednisone 5mg and Prednisone 20mg (which the Company began manufacturing and distributing in June 1996). In addition during Fiscal 1997 the Company performed a limited amount of contract manufacturing and packaging.

         Cost of sales increased by 41%, to $2,636,360 in Fiscal 1997 from $1,867,908 in Fiscal 1996. Cost of sales increased due to increased production volumes of the Company's current product lines and the hiring of additional managerial and supervisory personnel in production and quality control. In addition during Fiscal 1997, the Company increased staffing in production, validation, quality assurance and quality control to handle the increased production volumes and in order to be ready for increased production levels expected as a result of the Company's new contract manufacturing supply agreements and private label supply agreements. Indirect production operating expenses increased as a result of increased production volumes. Production volumes increased while sales remained constant due to increased competitive pricing for one of the Company's products and higher sales of Prednisone 5mg and Prednisone 20mg, which are products with lower gross profit margins. In addition, contract manufacturing and packaging increased from Fiscal 1996 to Fiscal 1997, which yielded lower gross profit margins.

         Gross profit margins for Fiscal 1997 and Fiscal 1996 were 30.6% and 51.1%, respectively. The decrease in the gross profit percentage is primarily due to more competitive pricing for one of the Company's products and an increase in contract manufacturing resulting in decreasing margins. Additionally, payroll expenses increased in order to support increased production volumes and to prepare for anticipated future growth.

         During Fourth Quarter Fiscal 1997 (Quarter ended June 30, 1997), the Company incurred significant increased payroll and indirect production and laboratory costs. The increase in these costs was to support anticipated growth as a result of two new contract manufacturing supply agreements. In addition the Company signed a number of private label supply agreements with other generic companies in order to take advantage of their marketing and sales strength and to increase market share of the Company's current product line. These new supply agreements have resulted in an increase in both revenues and profits for the first two months of the Quarter ended September 30, 1997 (First Quarter Fiscal 1998). Net sales for the two months ended August 31, 1997 were approximately $1,400,000. Sales backlog for the month of September is approximately $700,000. The Company expects net sales for First Quarter Fiscal 1998 to be approximately $2,100,000.

         Selling, general and administrative expenses were $1,236,499 in Fiscal 1997, which remained constant compared to similar expenses of $1,260,351 in Fiscal 1996.

         The Company reported an operating loss of $72,123 for Fiscal 1997, as compared to an operating profit of $691,336 for Fiscal 1996.

         The Company's interest expense increased to $638,458 for Fiscal 1997 from $599,907 for Fiscal 1996 primarily due to increased borrowings on the Company's lines of credit. See Liquidity and Capital Resources below.

         Subsequent to the year ended June 30, 1997, the Company settled certain litigation matters, in which it was named as a defendant or co-defendant, for $79,000, these costs were accrued for in Fourth Quarter Fiscal 1997. Other income for Fiscal 1996 comprised principally of insurance proceeds received.

         The 1993 Pennsylvania Tax Act reactivated the net operating loss carryforward deduction for taxable fiscal years after 1995. Therefore, no provision for Pennsylvania corporate income tax was made during Fiscal 1997.

         The Company reported a net loss of $789,340 for Fiscal 1997, or ($.15) per share, compared to net income of $137,066 or $0.03 per share, $.02 on a fully diluted basis, for Fiscal 1996.

         Liquidity and Capital Resources - Fiscal 1997 to Fiscal 1996

         The Company used $342,049 and $185,880 of cash in operations during Fiscal 1997 and Fiscal 1996, respectively. Net cash used in operations increased from Fiscal 1996 to Fiscal 1997 due to lower net income in Fiscal 1997 and an increase in inventory as a result of higher inventory levels being maintained to support anticipated increased sales in First Quarter Fiscal 1998. Accounts payable increased mainly due to higher raw material levels being maintained to support the contract manufacturing supply agreements and anticipated higher sales levels of the Company's current products resulting from private label supply agreements with other generic pharmaceutical companies. Accrued expenses increased due to litigation settlement costs. Accrued interest increased because the Company deferred accrued interest from July 1, 1996, to June 30, 1997, which is payable in twenty-four monthly installments, commencing July 15, 1998.

         The Company expended $960,314 for property, plant and equipment during Fiscal 1997 compared to $179,714 expended during Fiscal 1996. The Company has budgeted for an additional $1,750,000 in capital expenditures in Fiscal 1998 and expects to obtain the necessary financing. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth anticipated to result from the contract manufacturing and private label supply agreements, and to support new product introductions.

         Net cash provided by financing activities increased to $1,292,614 during Fiscal 1997 from $351,877 provided by financing activities during Fiscal 1996. This increase in cash provided by financing activities was primarily used to finance capital expenditures and working capital needs.

         As a result of the foregoing, the Company experienced a $9,749 decrease in cash available from the beginning to the end of Fiscal 1997, resulting in $15,509 cash available at the end of the fiscal year.

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

         This financing facility originally consisted of a $2,000,000 revolving line of credit and a $2,000,000 9% convertible debenture. The revolving line of credit and the debenture are secured by substantially all of the Company's assets and are subordinated to the bank lines of credit and mortgage term loan payable. In March 1993, at the Company's request, William Farber increased the aggregate credit available under the revolving line of credit to $3,500,000. The Company requested the additional financing to provide working capital while the Company reformulated products and obtained supplemental approvals from the FDA. Subsequent to the year ended June 30, 1997, the Company increased the aggregate credit available under the revolving line of credit to $4,250,000. The Company requested the additional financing to finance equipment purchases and to provide working capital to support anticipated growth.

         The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 1997 and 1996 was 9.50% and 9.25%, respectively. The principal is due October 1, 1999. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing January 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due October 1, 1999. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter, with the balance due October 1, 1999. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in twenty-four equal installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter. At June 30, 1997 accrued interest was approximately $764,000 of which $659,000 is included in the long-term outstanding balance. At June 30, 1997 $105,000 was classified as currently due. At June 30, 1997 there was $375,000 available under the line of credit.

         The debenture bears interest at 9% per annum. The debenture is due December 23, 1998. The debenture and accrued interest is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing January 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter, with the balance due December 23, 1998. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in twenty-four equal installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter. At June 30, 1997 accrued interest was $410,500, of which $353,500 is included in the long-term outstanding balance. At June 30, 1997 $57,000 was classified as currently due.

         Management expects to have sufficient operating income during Fiscal 1998 to make the required monthly interest payments.

         In May 1993, the Company obtained a $500,000 mortgage term loan from a Bank that provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due in May 2000. The Company has a $1,000,000 line of credit from the Bank that bears interest at prime plus 1.25% per annum. The effective rate at June 30, 1997 and 1996 was 9.75% and 9.5%, respectively. The line of credit is limited to 80% of qualified accounts receivable and 20% of finished goods inventory. At June 30, 1997, no funds were available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the Bank. The Bank's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

         On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable in forty-eight equal monthly installments. This term loan bears interest at 8.85% per annum. On April 1, 1997, $206,119 of borrowings under this line of credit and an additional $3,101 advance was converted into a secured term loan payable in forty-eight even monthly installments. This term loan of $209,220 bears interest at prime plus 1.5%. The effective rate at June 30, 1997 and 1996 was 10. %. At June 30,
1997, there was no availability under the revolving line of credit for equipment financing. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

         On March 20, 1997, the Company secured a $350,000 bank revolving line of credit for equipment financing expiring July 1, 1997. Advances are limited to 80% of equipment costs. The line of credit bears interest at prime plus 1.5%. The effective rate at June 30, 1997 was 10. %. At June 30, 1997, $26,312 was available under this revolving line of credit for equipment financing. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

         Subsequent to the year ended June 30, 1997, the Company secured a $400,000 term loan, to be used to purchase certain specified equipment. The term loan is payable in 59 even monthly installments of principal and interest with a final payment of all outstanding principal and interest in the 60th month. This term loan bears interest at 8.9% per annum and is collateralized by all equipment purchased under the facility and cross-collateralized by all of the Company's present and future equipment.

         In Fiscal 1997 and Fiscal 1996 working capital has been primarily provided through sales and borrowings under the lines of credit. The Company's working capital decreased from $505,730 at June 30, 1996 to $94,674 at June 30, 1997, mainly due to increases in borrowings under the lines of credit, and increased accounts payable to support the increased production volumes.

         Management currently believes the balances available under the Company's existing lines of credit, and working capital generated by increased sales activity, will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products with high raw material costs, increased research and development activities, increased sales from contract manufacturing and anticipated capital expenditures, will result in the Company having to increase its lines of credit to provide the necessary working capital and capital expenditures to support the Company's growth. The Company is currently negotiating to increase its borrowing capacity under the lines of credit.

         Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.

         Prospects for the Future

         As of June 30, 1997, the Company was manufacturing and marketing three products, BCC, Primidone, and Dicyclomine. As described above, nine additional products are under development at this time. Six of these products are being developed and manufactured for other companies, while the other three products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the FDA for supplemental approval. The remaining two Lannett products represent new product introductions as part of the Company's commitment to a research and development program, of which one has completed a bio-study and has recently been submitted to the FDA for review.

         During Fiscal 1997 the Company received approval from the FDA for Acetazolamide USP 250mg tablets, a carbonic anhydrase inhibitor, the generic version of American Home Product's, Diamox(R), used in the treatment of some types of convulsive disorders (epilepsy), certain types of glaucoma, and in the treatment of cardiac edema, and Isoniazid USP 300 mg tablets, Isoniazid, is an antibacterial and, in combination with other antituberculars, is indicated in the treatment of, and in certain persons, as a preventative therapy for, tuberculosis. Since the Company has no control over the FDA review process, management is unable to anticipate when it will commence production and begin shipping other new products.

         During Fiscal 1997, the Company signed two major contract manufacturing supply agreements. In addition the Company also signed a number of private label supply agreements with larger generic pharmaceutical companies to increase market share of its current product line by utilizing the sales and marketing strengths of these larger companies.

         With a modern manufacturing facility, a highly qualified and motivated work force and management team, and inventory and quality control programs in place, management believes the Company is positioned to regain a competitive position in the market as it reintroduces additional products, meets contract manufacturing goals and further penetrates the market with its existing products.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                   THE EXCHANGE ACT

         Directors and Executive Officers.

         The directors and executive officers of the Company are set forth below:

---------------------------------------------------------------------------------------------
                                       Age                        Position
---------------------------------------------------------------------------------------------
Directors:
----------

Roy English                            66                         Director

David Farber(1)                        38                         Director

William Farber                         66                  Chairman of the Board


Other Executive Officers:
-------------------------

Vlad Mikijanic                         46           Vice President of Technical Affairs

Jeffrey Moshal                         33          Vice President - Finance and Treasurer

------------------------------------------------------------------------------
1        David Farber is the son of William Farber.

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

         David Farber was elected a Director of the Company in August 1991. In November 1994, Mr. Farber sold Vital Foods, Inc. and formed the TVO Inc., where he is serving in the capacity of president. Up until 1990, Mr. Farber has been the President and owner of Vital Foods, Inc., an eight store chain of health food stores in the Detroit, Michigan area. Prior to that, Mr. Farber was employed by Michigan Pharmacal Corporation for 13 years; the most recent six years as Executive Vice President and prior to that, as Production Manager. David Farber is the son of William Farber.

         William Farber was elected as Chairman of the Board of Directors in August 1991. From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical

Company. From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation. From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation. Mr. Farber is a registered pharmacist in the State of Michigan. William Farber is the father of David Farber and the husband of Audrey Farber, Secretary of the Company.

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

         Section 16(a) Compliance.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company during Fiscal 1997, the Company is not aware of the failure to file on a timely basis, any of the reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.           EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table summarizes all compensation paid to or earned by the Executive Officers of the Company for Fiscal 1997, Fiscal 1996 and Fiscal 1995. There are no other executive officers whose total salary and bonus for services rendered to the Company or any subsidiary exceeded $100,000 during Fiscal 1997.

==================================================================================================================
                                                                         Long Term Compensation
                                                                   -------------------------------
                          Annual Compensation                              Awards          Payouts
--------------------------------------------------------------------------------------------------
      (a)         (b)             (c)       (d)          (e)           (f)        (g)        (h)           (i)
   Name and                                                        Restricted               LTIP        All Other
   Principal    Fiscal                              Other Annual      Stock     Options    Payouts    Compensation
   Position      Year           Salary    Bonus(1)  Compensation    Award(s)     /SARs     Amount        Amount
   ---------    ------          ------    --------  ------------   ----------   -------    -------    ------------
William Farber   1997          0           0           0                0          0         0          0

Chairman of
the Board

Vlad Mikijanic   1997          109,277     1,400       7,200(1)         0           0        0          3,386(2)

Vice
President/
Technical
Affairs


                 1996          104,284     1,200       7,200(1)         0           0        0          3,345(2)
==================================================================================================================
                 1995          101,038     1,200       7,200(1)         0           0        0          3,268(2)
==================================================================================================================

1 $7,200 paid to Mr. Mikijanic for automobile leasing and expenses for all periods presented.

2   Represents payments to the Company's 401 (k) Plan for Mr.
    Mikijanic's (3% of Mr. Mikijanic's salary).


         Option Exercises and Year End Option Values
================================================================================================================
         (a)                      (b)                (c)                   (d)                         (e)
                                                                                                    Value of
                                                                                                   Unexercised
                                                                  Number of Securities            In-the-Money
                                Shares                           Underlying Unexercised            Options at
                               Acquired                             Options at FY-End                FY-End
                                  On                Value             Exercisable/                Exercisable/
        Name                   Exercise           Realized            Unexercisable              Unexercisable *
        ----                   --------           --------       ----------------------          ---------------
Vlad Mikijanic                                                            8,000                        $0
Vice President of                 --                 --                     --                         $0
Technical Affairs

================================================================================================================
*   Computed by reference to the average of the bid and asked prices of such stock as quoted by the NQB.


         Compensation of Directors.

         Directors received compensation of $300 per meeting attended, for services provided as directors of the Company during Fiscal 1997. Directors are reimbursed for expenses incurred in attending Board meetings.

         Employment Contracts.

         The Company and Vlad Mikijanic entered into a five-year Employment Agreement as of February 1, 1994, which provided for an initial salary of $100,000 with annual salary increases of 3% and an automobile allowance of $7,200 per annum.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

         The following table sets forth, as of September 12, 1997 information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:


=================================================================================================================

                                                        Excluding Options                Including Options
                                                          and Debentures                  and Debentures
                                                        -----------------                -----------------

Name and Address of                                    Number          Percent          Number        Percent of
Beneficial Owner                     Office           of Shares       of Class        of Shares         Class
-------------------                  ------           ---------       --------        ---------       ----------
Directors/Executive Officers:
-----------------------------
Roy English                         Director              34,000(1)       .65%             34,000(1)      .65%
9000 State Road
Philadelphia, PA 19136

David Farber(2)                     Director              69,372(3)      1.34%             69,372(3)     1.34%
9000 State Road
Philadelphia, PA 19136

William Farber(2)                  Chairman of         1,024,486        19.68%         10,666,486(4)    71.84%
9000 State Road                     the Board
Philadelphia, PA 19136

Vlad Mikijanic
9000 State Road                  Vice President                0            0               8,000(5)      .05%
Philadelphia, PA 19136            of Technical
                                     Affairs

Jeffrey Moshal                   Vice President              200            0%                200           0%
9000 State Road                  - Finance and
Philadelphia, PA 19136             Treasurer

All directors and                                      1,128.058        21.67%         10,778,058(6)     72.6%
executive officers as a group
(5 persons)

=================================================================================================================

                                                        Excluding Options                Including Options
                                                          and Debentures                  and Debentures
                                                        -----------------                -----------------

Name and Address of                                    Number          Percent          Number        Percent of
Beneficial Owner                     Office           of Shares       of Class        of Shares         Class
-------------------                  ------           ---------       --------        ---------       ----------
Other 5% Shareholders:
----------------------
Samuel Gratz                                             942,071(7)     18.10%            942,071(7)    18.10%
1139 Kerper Street
Philadelphia, PA 19111

---------
(1) Includes 3,500 shares owned by the spouse of Mr. English.

(2) William Farber is the father of David Farber and the husband of Audrey Farber, the Secretary of the Company.

(3) Includes 4,992 shares held by David Farber's minor child, 10,580 shares held in an individual retirement account and 1,900 shares held by David Farber's wife.

(4) Includes 9,642,000 shares of common stock subject to issuance upon conversion of the debenture and accrued interest held by Mr. Farber. Mr. Farber may convert all or any portion of such indebtedness at any time prior to payment in full of the outstanding indebtedness represented by the debenture and accrued interest at a rate of 4000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted to reflect the Company's 4 for 1 stock splits in April 1992 and March 1993), subject to anti-dilution provisions. The current outstanding indebtedness represented by the debenture and accrued interest is $2,410,500.

(5) Represents 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $4.375 per share, and 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $3.78125 per share.

(6) Includes 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $4.375 per share, and 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $3.78125 per share and 9,642,000 shares of common stock subject to issuance on the conversion of the debenture held by William Farber.

(7) Includes 496 shares which are held by the wife of Samuel Gratz.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described above, William Farber, a principal shareholder and a director of the Company, has provided the Company with a financing package aggregating $6,250,000, which the Company has used to renovate its manufacturing facility, to acquire new equipment, to remove hazardous waste materials, to retain new management and to provide working capital. The financing package was the Company's primary source of funds with which to operate during Fiscal 1993. The financing package consists of a $4,250,000 revolving line of credit and a $2,000,000 convertible debenture. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." Subsequent to Fiscal 1997 the Company amended the shareholder revolving line of credit to extend the due date to October 1, 1999 and to defer interest from July 1, 1996 to June 30, 1997 which is payable in twenty-four equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter, until paid in full. During Fiscal 1997 the Company amended the convertible debenture agreement to defer interest accrued from July 1, 1996 to June 30, 1997 which is payable in twenty-four equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter until paid in full. Mr. Farber is currently the holder of 1,024,486 shares of common stock of the Company, or approximately 19.68% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." Mr. Farber also has the right to acquire an additional 9,642,000 shares of the Company's common stock upon conversion of the debenture and acrrued interest.

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

                             LANNETT COMPANY, INC.

Date: September 24, 1997     By: / s / William Farber
     -------------------         --------------------
                                       William Farber,
                                       Chairman of the Board


Date: September 24, 1997     By: / s /Jeffrey M. Moshal
     -------------------         -------------------------------------------
                                      Vice President - Finance and Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                     Date
---------                 -----                     ----


/ s / William Farber      Chairman of the Board     September  24 , 1997
--------------------                                          ----
William Farber

/ s / Roy English         Director                  September  22 , 1997
--------------------                                          ----
Roy English


/ s / David Farber        Director                  September  22 , 1997
--------------------                                          ----
David Farber

                        Index to Financial Statements

                     Lannett Company, Inc. and Subsidiary

1.  Report of Independent Certified Public Accountants

2.  Consolidated Balance Sheet as of June 30, 1997

3.  Consolidated Statements of Operations f/y/e June 30, 1997 and 1996

4. Consolidated Statements of Changes in Shareholders' Deficiency f/y/e June 30, 1997 and 1996

5.  Consolidated Statements of Cash Flows f/y/e June 30, 1997 and 1996

6.  Notes to Consolidated Financial Statements f/y/e June 30, 1997 and 1996

                     [ Letterhead of GRANT THORNTON LLP ]


              Report of Independent Certified Public Accountants


Shareholders and Board of Directors
Lannett Company, Inc. and Subsidiary


         We have audited the consolidated balance sheets of Lannett Company, Inc. and Subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Philadelphia, Pennsylvania
September 4, 1997


                     Lannett Company, Inc. and Subsidiary

                         CONSOLIDATED BALANCE SHEETS

                                   June 30,




                  ASSETS                                                    1997           1996
                                                                        -----------    -----------
CURRENT ASSETS
    Cash                                                                $    15,509    $    25,258
    Trade accounts receivable (net of allowance of $20,000 and $9,000
       at June 30, 1997 and 1996, respectively)                           1,007,902        892,081
    Inventories                                                           1,418,440        874,219
    Prepaid expenses                                                         46,523         46,395
                                                                        -----------    -----------

                  Total current assets                                    2,488,374      1,837,953
                                                                        -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                                    3,782,324      2,822,010
Less accumulated depreciation                                             1,165,891        961,738
                                                                        -----------    -----------

                                                                          2,616,433      1,860,272

OTHER ASSETS                                                                  5,425          7,958
                                                                        -----------    -----------

                                                                        $ 5,110,232    $ 3,706,183
                                                                        ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Line of credit                                                      $ 1,323,688    $   548,092
    Current maturities of long-term debt                                    107,238         61,356
    Accounts payable                                                        549,069        260,591
    Accrued interest payable - shareholder                                  162,181        325,827
    Accrued expenses                                                        251,524        136,357
                                                                        -----------    -----------

                  Total current liabilities                               2,393,700      1,332,223
                                                                        -----------    -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                     522,421        426,285
                                                                        -----------    -----------

NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER                           2,353,500      2,123,500
                                                                        -----------    -----------

LINE OF CREDIT AND ACCRUED INTEREST - SHAREHOLDER                         4,533,670      3,727,894
                                                                        -----------    -----------

SHAREHOLDERS' DEFICIENCY
    Common stock
       Authorized 50,000,000 shares, par value $0.001; 5,206,128
          shares issued and outstanding                                       5,206          5,206
    Additional paid-in capital                                              320,575        320,575
    Accumulated deficit                                                  (5,018,840)    (4,229,500)
                                                                        -----------    -----------

                  Total shareholders' deficiency                         (4,693,059)    (3,903,719)
                                                                        -----------    -----------

                  TOTAL LIABILITIES AND SHAREHOLDERS'
                       DEFICIENCY                                       $ 5,110,232    $ 3,706,183
                                                                        ===========    ===========


The accompanying notes are an integral part of these statements.


                     Lannett Company, Inc. and Subsidiary

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended June 30,




                                                                          1997             1996
                                                                       ------------    ------------

NET SALES                                                              $  3,800,736    $  3,819,595

COST OF SALES                                                             2,636,360       1,867,908
                                                                       ------------    ------------

                  Gross profit                                            1,164,376       1,951,687

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              1,236,499       1,260,351
                                                                       ------------    ------------

                  Operating (loss) profit                                   (72,123)        691,336
                                                                       ------------    ------------

OTHER INCOME (EXPENSE)
    Interest expense, including $525,625 and $516,000 to shareholder
       in 1997 and 1996, respectively                                      (638,458)       (599,907)
    Loss on disposal of fixed assets                                             --            (481)
    Sundry                                                                      241          46,118
    Litigation settlements                                                  (79,000)             --
                                                                       ------------    ------------
                                                                           (717,217)       (554,270)
                                                                       ------------    ------------

                  NET (LOSS) INCOME                                    $   (789,340)   $    137,066
                                                                       ============    ============

(Loss) earnings per common share
    Primary
       Net (loss) earnings                                             $      (0.15)   $       0.03
                                                                       ============    ============

    Fully diluted
       Net (loss) earnings                                             $         --    $       0.02
                                                                       ============    ============

Weighted average number of common shares outstanding
    Primary                                                               5,206,128       5,206,128
                                                                       ============    ============
    Fully diluted                                                                --      14,187,976
                                                                       ============    ============



The accompanying notes are an integral part of these statements.


                     Lannett Company, Inc. and Subsidiary

        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                      Years ended June 30, 1997 and 1996

                                  Common stock
                             ----------------------     Additional
                              Shares                      paid-in    Accumulated   Shareholders'
                              issued        Amount        capital      deficit      deficiency
                              ------        ------      ----------   -----------   ------------
Balance at July 1, 1995      5,206,128   $     5,206   $   320,575   $(4,366,566)   $(4,040,785)

Net income for the year             --            --            --       137,066        137,066
                             ---------   -----------   -----------   -----------    -----------

Balance at June 30, 1996     5,206,128         5,206       320,575    (4,229,500)    (3,903,719)

Net loss for the year               --            --            --      (789,340)      (789,340)
                             ---------   -----------   -----------   -----------    -----------

Balance at June 30, 1997     5,206,128   $     5,206   $   320,575   $(5,018,840)   $(4,693,059)
                             =========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of this statement.


                     Lannett Company, Inc. and Subsidiary

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended June 30,


                                                                  1997           1996
                                                              -----------    -----------

Cash flows from operating activities
    Net (loss) income                                         $  (789,340)   $   137,066
    Adjustments to reconcile net (loss) income to net cash
           used in operating activities
       Depreciation and amortization                              206,686        204,265
       Loss on sale of property, plant and equipment                   --            481
       Increase in trade accounts receivable                     (115,821)      (282,373)
       Increase in inventories                                   (544,221)      (453,312)
       Increase in prepaid expenses and other assets                 (128)          (153)
       Increase in accounts payable                               288,478         32,730
       Increase in accrued expenses                               115,167            753
       Increase in accrued interest                               497,130        174,663
                                                              -----------    -----------

                  Net cash used in operating activities          (342,049)      (185,880)
                                                              -----------    -----------

Cash flows from investing activities
    Purchases of property, plant and equipment, net              (960,314)      (220,714)
    Proceeds from sale of property, plant and equipment                --         41,000
                                                              -----------    -----------

                  Net cash used in investing activities          (960,314)      (179,714)
                                                              -----------    -----------

Cash flows from financing activities
    Borrowings under line of credit - shareholder                 375,000         73,031
    Borrowings under line of credit                               775,596        241,092
    Repayments of debt                                            (67,202)       (56,127)
    Proceeds from debt                                            209,220         93,881
                                                              -----------    -----------

                  Net cash provided by financing activities     1,292,614        351,877
                                                              -----------    -----------

                  NET DECREASE IN CASH                             (9,749)       (13,717)

Cash at beginning of year                                          25,258         38,975
                                                              -----------    -----------

Cash at end of year                                           $    15,509    $    25,258
                                                              ===========    ===========

Supplemental disclosure of cash flow information
    Interest paid                                             $   134,231    $   417,617
                                                              ===========    ===========


The accompanying notes are an integral part of these statements.

                     Lannett Company, Inc. and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 1997 and 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Lannett Company, Inc. (the Company), a Delaware corporation, manufactures and distributes, throughout the nation, pharmaceutical products sold under generic names ("competitive pharmaceutical products") and, historically, has manufactured and distributed pharmaceutical products sold under its trade or brand names ("pharmaceutical specialties"). In addition, the Company contract develops and manufactures pharmaceutical products for other companies.

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

    2.  Revenue Recognition

    The Company recognizes revenue when its products are shipped.

    3.  Inventories

    Inventories are valued at the lower of cost (determined under the first-in, first-out method) or market.




                                 (Continued)

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1997 and 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    4.  Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets.

    Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Depreciation and amortization expense for the years ended June 30, 1997 and 1996 was approximately $207,000 and $204,000, respectively.

    5.  Research and Development

    Research and development expenses are charged to operations as incurred. Research and development costs for the years ended June 30, 1997 and 1996 were approximately $263,000 and $253,000, respectively.

    6.  Advertising Costs

    The Company charges advertising costs to operations as incurred.

    7.  Income Taxes

    The Company uses the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes. At June 30, 1997 and 1996, the net deferred tax asset has been reduced to $-0- by a valuation allowance.

    The Company has federal and state net operating loss carryforwards of approximately $6,490,000 and $800,000, respectively, expiring through June 2008, that are available to offset future taxable income for financial reporting purposes. The annual utilization of tax loss carryforwards is subject to limitations defined in the Internal Revenue Code and state regulations.

    8.  Long-Lived Assets

    On July 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. Since adoption, no impairment losses have been recognized.



                                 (Continued)

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1997 and 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    9.  Earnings per Common Share

    Primary earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for each period. Fully diluted earnings per share assumes the maximum dilutive effect from shares issued pursuant to currently exercisable options, if applicable, and the conversion equivalents of the 9% convertible debenture due 1998 and related accrued interest (note E). Fully diluted earnings per common share were not reported in 1997 because they were greater than primary earnings per common share. The number of shares which would have been used to compute fully diluted earnings per common share in 1997 was 14,848,128.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board (APB) Opinion No. 15. It replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Although the Company is not permitted to adopt the new standard prior to its fiscal year ending June 30, 1998, it may disclose pro forma earnings per share amounts computed using this statement in the notes to the financial statements in periods prior to required adoption. Accordingly, had the Company been permitted to adopt SFAS No. 128 during fiscal 1997, basic loss per share would have been $0.15 (based on 5,206,128 common shares outstanding).

NOTE B - INVENTORIES

    Inventories consist of the following:

                                                                    1997             1996
                                                                -----------      -----------
       Raw materials                                            $   515,279      $   309,051
       Work-in-process                                              505,563          253,887
       Finished goods                                               281,315          260,816
       Packaging supplies                                           116,283           50,465
                                                                -----------      -----------

                                                                $ 1,418,440      $   874,219
                                                                ===========      ===========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                         Useful lives               1997             1996
                                        -------------           ------------     ------------
       Land                                   --                $     33,414     $     33,414
       Building and improvements        10 - 39 years              1,491,515        1,406,627
       Machinery and equipment           7 - 10 years              2,193,109        1,317,458
       Furniture and fixtures            5 -  7 years                 64,286           64,511
                                                                ------------     ------------

                                                                $  3,782,324     $  2,822,010
                                                                ============     ============

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1997 and 1996




NOTE D - CREDIT ARRANGEMENTS

    The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board. This line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 1997 and 1996 was 9.50% and 9.25%, respectively. The principal is due October 1, 1999. Accrued interest from April 1, 1995 to June 30, 1996 is payable in 24 equal installments, commencing January 15, 1998 and continuing on the 15th day of each month thereafter, with the balance due October 1, 1999. Accrued interest from July 1, 1996 to June 30, 1997 is payable in 24 equal installments, commencing July 15, 1998 and continuing on the 15th day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in 24 equal installments, commencing July 15, 1998 and continuing on the 15th day of each month thereafter, until paid in full. Interest expense during the years ended June 30, 1997 and 1996 was approximately $343,000 and $334,000, respectively. At June 30, 1997, accrued interest was approximately $764,000, of which $659,000 is included in the long-term outstanding balance. At June 30, 1997, $105,000 was classified as currently due. At June 30, 1997, there was $375,000 available under the line of credit. The line of credit is collateralized by substantially all Company assets, is cross-collateralized with all loans from the shareholder (note E) and is subordinated to the bank lines of credit and mortgage term loan payable. The revolving line of credit requires the Company, among other things, to meet certain financial reporting objectives.

    The Company has a $1,000,000 bank line of credit limited to 80% of qualified accounts receivable and 20% of finished goods inventory, which contains certain financial covenants, including restrictions on payment of dividends. This line of credit bears interest at prime plus 1.25%. The effective rate at June 30, 1997 and 1996 was 9.75% and 9.50%, respectively. At June 30, 1997, there was no additional borrowing capacity available to the Company. The line of credit is collateralized by substantially all Company assets and a personal guarantee of the above-mentioned shareholder. It is also cross-collateralized with the bank mortgage term loan payable (note F).

    On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable in 48 even monthly installments. This term loan bears interest at 8.85% per annum. On April 1, 1997, $206,119 of borrowings under this line of credit and an additional $3,101 was converted into a secured term loan payable in 48 even monthly installments. This term loan bears interest at prime plus 1.5%. The effective rate at June 30, 1997 was 10%. At June 30, 1997, there was no additional borrowing capacity to the Company under the revolving line of credit for equipment financing. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable (note F) and line of credit.

    On March 20, 1997, the Company secured a $350,000 bank revolving line of credit for equipment financing expiring July 1, 1997. Advances are limited to 80% of equipment cost. The line of credit bears interest at prime plus 1.5%. The effective rate at June 30, 1997 was 10%. At June 30, 1997, $26,312 was available to the Company under this revolving credit line. The line of credit is collateralized by all of the Company's present and future equipment.

    Subsequent to June 30, 1997, the Company secured a $400,000 term loan to be used to purchase additional equipment. The term loan is payable in 59 even monthly installments of principal and interest with a final payment of all outstanding principal and interest in the 60 th month. This term loan bears interest at 8.9% and is collateralized by all equipment purchased under the facility and cross-collateralized by all of the Company's present equipment.

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1997 and 1996




NOTE E - NOTE PAYABLE - SHAREHOLDER

    The convertible debenture, due December 23, 1998, bears interest at 9% per annum and provides that no principal payments are to be made prior to maturity without the written consent of the shareholders. Accrued interest from April 1, 1995 to June 30, 1996 is payable in 24 equal installments, commencing January 15, 1998 and continuing on the 15th day of each month thereafter, with the balance due December 23, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in 24 equal installments, commencing July 15, 1998 and continuing on the 15th day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in 24 equal installments, commencing July 15, 1998 and continuing on the 15th day of each month thereafter, until paid in full. The debenture and accrued interest is convertible into shares of common stock of the Company at a rate of 4,000 shares per $1,000 of principal amount of debentures, with antidilution provisions. The shareholder is permitted to convert the debenture and accrued interest to shares of common stock at any time. Accordingly, at June 30, 1997, 9,642,000 shares are reserved for this conversion. The note is cross-collateralized with all loans from this shareholder (note D) and is subordinated to the bank lines of credit and mortgage term loan payable. Interest expense during the years ended June 30, 1997 and 1996 was $182,500. At June 30, 1997, accrued interest was $410,500, of which $353,500 is included in the long-term outstanding balance. At June 30, 1997, $57,000 was classified as currently due.

NOTE F - LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                 1997             1996
                                                                                             ------------     -----------
        Mortgage term loan payable in the amount of $500,000 payable in monthly principal installments of approximately $2,800 plus interest at 9.25% per annum, commencing in June 1993; final balloon payment of $302,778 is due in May 2000; the loan is collateralized by substantially all Company assets and a personal guarantee of a shareholder; it is also cross-collateralized with the bank line of credit (note D); the loan is subject to a minimum
           capital funds covenant                                                            $   363,841      $   397,222

        Term loan payable in the amount of $93,881 payable in monthly principal installments of $2,335 including interest at 8.85% per annum, commencing in April 1996; the loan is collateralized by all of the Company's present and future equipment; it is also
           cross-collateralized with the bank's
           mortgage term loan payable and all lines of credit                                     69,675           90,419





                                 (Continued)





                     Lannett Company, Inc. and Subsidiary

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            June 30, 1997 and 1996




NOTE F - LONG-TERM DEBT - Continued

                                                                                                 1997             1996
                                                                                             ------------     -----------
        Term loan payable in the amount of $209,220 payable in monthly principal installments of $4,359 plus interest at prime plus 1.5%
           per annum, commencing in April 1997; the loan is collateralized by all of the Company's present and future equipment; it is also cross-collateralized with the bank's mortgage term
           loan payable and all lines of credit                                              $   196,143      $        --
                                                                                             -----------      -----------
                                                                                                 629,659          487,641
        Less current maturities                                                                  107,238           61,356
                                                                                             -----------      -----------

                                                                                             $   522,421      $   426,285
                                                                                             ===========      ===========

    Annual principal payments of long-term debt and amounts payable to shareholder as of June 30, 1997 are as follows:

                                                                                        Amounts payable
       Year ending June 30,                                     Long-term debt           to shareholder
       --------------------                                     --------------          ----------------
              1998                                                $   107,238              $   162,181
              1999                                                    107,238                2,735,426
              2000                                                    107,238                4,151,744
              2001                                                     77,437                       --
              2002                                                    230,508                       --
              Thereafter                                                   --                       --
                                                                  -----------              -----------

                                                                  $   629,659              $ 7,049,351
                                                                  ===========              ===========

    The mortgage term loan requires the Company, among other things, to meet certain objectives with respect to financial ratios and financial reporting.

                     Lannett Company, Inc. and Subsidiary

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                            June 30, 1997 and 1996




NOTE G - INCOME TAXES

    The 1997 provision for federal and state income taxes was eliminated by the application of tax benefits of $41,000 and $12,000 of respective net operating loss carryforwards.

    A reconciliation of the differences between the effective rates and statutory rates is as follows:

                                                                            1997           1996
                                                                        ------------     --------
       Federal income tax at statutory rate                             $         --     $ 46,600
       State income tax, net                                                      --        9,000
       Change in the beginning of the year balance of the valuation
          allowance for deferred tax assets allocated to income taxes             --      (60,000)
       Other                                                                      --        4,400
                                                                        ------------     --------

                                                                        $         --     $     --
                                                                        ============     ========

    At June 30, 1997 and 1996, deferred income taxes, net, consist of the following:

                                                     1997           1996
                                                 -----------    -----------

       Tax depreciation over book depreciation   $  (158,060)   $  (137,058)
       Vacation payable                               14,880          7,509
       Net operating loss carryforward             2,380,000      2,083,750
       Other                                           8,400          2,520
                                                 -----------    -----------
                                                   2,245,220      1,956,721
       Valuation allowance                        (2,245,220)    (1,956,721)
                                                 -----------    -----------

                                                 $        --    $        --
                                                 ===========    ===========

NOTE H - STOCK OPTIONS

    In fiscal 1993, the Company adopted the 1993 Long-Term Incentive Plan (the Plan). Pursuant to the Plan, officers and key employees of the Company may be granted stock options which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of options is at least the fair market value of the common stock on the date of grant. The options vest over a three-year period and expire no later than 10 years from the date of grant. There are 2,000,000 shares reserved under the Plan. Options for 1,943,800 shares remain unissued as of June 30, 1997.




                                 (Continued)

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1997 and 1996




NOTE H - STOCK OPTIONS - Continued

    On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earning per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's employee stock option plan is accounted for under APB Opinion No. 25.

    A summary of the status of the Company's option plan as of June 30, 1997 and 1996 and the changes during the years ending on those dates is represented below:


                                                          1997                                  1996
                                                -------------------------            -------------------------
                                                                 Weighted                             Weighted
                                                                 average                              average
                                                                 exercise                             exercise
                                                Shares             price             Shares             price
                                                ------           --------            ------           ---------
       Outstanding, beginning of year           56,200           $   4.07             56,200          $   4.07
       Granted                                      --                 --                 --                --
       Exercised                                    --                 --                 --                --
       Terminated                               44,850               4.07                 --                --
                                                ------           --------             ------          --------


       Outstanding, end of year                 11,350           $   4.04             56,200          $   4.07
                                                ------           ========             ------          ========

       Options exercisable at year-end          11,350                                46,462
                                                ======                                ======

    No options have been issued under the Plan since 1994.

    The following information applies to options outstanding at June 30, 1997:

       Number outstanding                                      11,350
       Range of exercise prices                             $3.78 - $4.38
       Weighted average exercise price                          $4.04
       Weighted average remaining contractual life            6.3 years

                     Lannett Company, Inc. and Subsidiary

                            June 30, 1997 and 1996




NOTE I - EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution pension plan covering substantially all employees. The Company is required to contribute amounts pursuant to employee salary reduction agreements and a matching contribution equal to each employee's contribution not to exceed 3% of the employee's compensation for the plan year. Contributions to the plan during the years ended June 30, 1997 and 1996 were $29,816 and $18,935, respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

    From time to time, the Company and its subsidiary are party to litigation which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the consolidated financial position or results of operations.

    A claim has been filed by a former employee with the Pennsylvania Human Relations Commission. The Company has denied liability in this matter. Management believes that the outcome will not have a material adverse impact on the financial position of the Company.

    During the year ended June 30, 1997, the Company settled, for $79,000, certain litigation matters in which it was named as a defendant or co-defendant.

    The Company has an employment contract with one executive officer. Approximate aggregate future commitments under this contract are $118,000 in 1998 and $71,000 in 1999.

    The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. During the years ended June 30, 1997 and 1996, the Company incurred monitoring costs of approximately $10,000.

NOTE K - MAJOR CUSTOMER AND VENDOR INFORMATION

    Four customers accounted for approximately 17%, 11%, 10% and 10%, respectively, of net sales in fiscal 1997. Two customers accounted for approximately 21% and 13%, respectively, of net sales in fiscal 1996. Three vendors accounted for approximately 22%, 18% and 10%, respectively, of the Company's purchases in fiscal 1997. Two vendors accounted for approximately 34% and 18%, respectively, of the Company's purchases in fiscal 1996.


                                Exhibit Index

Exhibit
Number             Description                        Method of Filing
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

 4(a)              Specimen Certificate for Common    Incorporated by reference to Exhibit 4(a) to
                   Stock                              Form 8 dated April 23, 1993 (Amendment No. 3 to
                                                      Form 10-K f/y/e June 30, 1992) ("Form 8")

 10(a)             Loan Agreement dated August 30,    Incorporated by reference to the Annual Report
                   1991 between the Company and       on Form 10-K f/y/e June 30, 1991
                   William Farber

 10(b)             Amendment #1 to Loan Agreement     Incorporated by reference to Exhibit 10(b) to
                   dated March 15, 1993               the Annual Report on Form 10-KSB f/y/e June 30,
                                                      1993 ("1993 Form 10-K")

 10(c)             Amendment #2 to Loan Agreement     Incorporated by reference to Exhibit 10(c) to
                   dated August 1, 1994               the Annual Report on Form 10-KSB f/y/e June 30,
                                                      1994 ("1994 Form 10-K")

 10(d)             Amendment #3 to Loan Agreement     Incorporated by reference to Exhibit 10(d) to
                   dated May 15, 1995                 the Annual Report on Form 10-KSB f/y/e June 30,
                                                      1995 ("1995 Form 10-K")

 10(e)             Amendment #4 to Loan Agreement     Incorporated by reference to Exhibit 10(e) to
                   dated December 31, 1995            the Annual Report on Form 10-KSB f/y/e June 30,
                                                      1996 ("1996 Form 10-K")

 10(f)             Amendment #5 to Loan Agreement     Incorporated by reference to Exhibit 10(f) to
                   dated June 30, 1996                the Annual Report on Form 10-KSB f/y/e June 30,
                                                      1996 ("1996 Form 10-K")

 10(g)             Amendment #6 to Loan Agreement     Filed Herewith
                   dated November 1, 1996

Exhibit
Number             Description                        Method of Filing
-------            -----------                        ----------------
 10(h)             Amendment #7 to Loan Agreement     Filed Herewith
                   dated September 9, 1997

 10(i)             Loan Agreement dated May 4, 1993   Incorporated by reference to Exhibit 10(c) to
                   between the Company and Meridian   the 1993 Form 10-K
                   Bank

 10(j)             Amendment to Loan Documents        Incorporated by reference to Exhibit 10(e) to
                   between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                   Bank dated as of December 8, 1993  1994 ("1994 Form 10-K")

 10(k)             Letter Agreement between the       Incorporated by reference to Exhibit 10(f) to
                   Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
                   December 21, 1993                  1994 ("1994 Form 10-K")

 10(l)             Third Amendment to Loan            Incorporated by reference to Exhibit 10(g) to
                   Agreement dated as of June 9,      the Annual Report on Form 10-KSB f/y/e June 30,
                   1994                               1994 ("1994 Form 10-K")

 10(m)             Fourth Amendment to Loan           Incorporated by reference to Exhibit 10(i) to
                   Documents between the Company      the Annual Report on Form 10-KSB f/y/e June 30,
                   and Meridian Bank as of October    1995 ("1995 Form 10-K")
                   27, 1994

 10(n)             Letter Agreement between the       Incorporated by reference to Exhibit 10(j) to
                   Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
                   October 27, 1994                   1995 ("1995 Form 10-K")

 10(o)             Letter Agreement between the       Incorporated by reference to Exhibit 10(k) to
                   Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
                   July 10, 1995                      1995 ("1995 Form 10-K")

 10(p)             Amendment to Security Agreement    Incorporated by reference to Exhibit 10(l) to
                   between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                   Bank dated as of July 31, 1995     1995 ("1995 Form 10-K")

 10(q)             Line of Credit Note dated July     Incorporated by reference to Exhibit 10(m) to
                   31, 1995                           the Annual Report on Form 10-KSB f/y/e June 30,
                                                      1995 ("1995 Form 10-K")

 10(r)             Fifth Amendment to Loan            Incorporated by reference to Exhibit 10(n) to
                   Agreement dated July 31, 1995      the Annual Report on Form 10-KSB f/y/e June 30,
                                                      1995 ("1995 Form 10-K")

 10(s)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(q) to
                   between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                   Bank, dated March 5, 1996.         1996 ("1996 Form 10-K")

 10(t)             Amendment to Loan agreement        Filed herewith
                   between the Company and
                   Corestates Bank, dated March 20,
                   1997.

 10(u)             Amendment to Loan agreement        Filed herewith
                   between the Company and
                   Corestates Bank, dated March 20,
                   1997.

 10(v)             Amendment to Loan agreement        Filed herewith
                   between the Company and
                   Corestates Bank, dated May 23,
                   1997.

 10(w)             Amendment to Loan agreement        Filed herewith
                   between the Company and
                   Corestates Bank, dated
                   September 24, 1997.

 10(x)             Employment agreement between the   Incorporated by reference to Exhibit 10(i) to
                   Company and Vlad Mikijanic         the Annual Report on Form 10-KSB f/y/e
                                                      June 30, 1994 ("1994 Form 10-K")

Exhibit
Number             Description                        Method of Filing
-------            -----------                        ----------------
  11               Computation of Per Share Earnings  Filed herewith

  22               Subsidiaries of the Company        Incorporated by reference to the Annual Report
                                                      on Form 10-K f/y/e June 30, 1990

  23               Consent of Grant Thornton          Filed herewith