Form 10QSB
period 1997-09-30
LANNETT CO INC
filed 1997-11-12
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB



/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1997.

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

                          Yes  / x /      No  /   /

As of November 7, 1997, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                           Page 1 of 18 pages
                                                     Exhibit Index on Page 14

                                    INDEX

                                                                     Page No.
                                                                     --------

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       September 30, 1997 (unaudited) and
                       June 30, 1997....................................... 3

                       Consolidated Statements of Operations
                       for the three months ended September 30, 1997
                       and 1996 (unaudited)................................ 4

                       Consolidated Statements of Cash Flows
                       for the three months ended September 30, 1997
                       and 1996 (unaudited)................................ 5

                       Notes to Consolidated Financial
                       Statements (unaudited).............................. 6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations............................................ 8

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings...................................... 13


         Item 6.   Exhibits and Reports on Form 8-K....................... 13

                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                  ASSETS                                                     09/30/97       06/30/97
                  ------                                                     --------       --------
                                                                           (UNAUDITED)
CURRENT ASSETS
         Cash                                                               $    20,855    $    15,509
         Trade accounts receivable                                            1,474,608      1,007,902
         Inventories                                                          1,447,509      1,418,440
         Prepaid expenses                                                        37,015         46,523
                                                                            -----------    -----------
                  Total current assets                                        2,979,987      2,488,374
                                                                            -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
         Land                                                                    33,414         33,414
         Building and improvements                                            1,597,213      1,491,515
         Machinery and equipment                                              2,594,952      2,193,109
         Furniture and fixtures                                                  64,286         64,286
                                                                            -----------    -----------
                                                                              4,289,865      3,782,324
         Less accumulated depreciation                                       (1,229,876)    (1,165,891)
                                                                            -----------    -----------
         Net                                                                  3,059,989      2,616,433
                                                                            -----------    -----------
OTHER ASSETS                                                                      4,791          5,425
                                                                            -----------    -----------
                  Total assets                                              $ 6,044,767    $ 5,110,232
                                                                            ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                  ----------------------------------------

CURRENT LIABILITIES
         Line of credit                                                     $ 1,323,688    $ 1,323,688
         Current maturities of long-term debt                                   188,238        107,238
         Accounts payable                                                       572,463        549,069
         Accrued interest payable - shareholder                                 383,535        162,181
         Accrued liabilities                                                    228,062        251,524
                                                                            -----------    -----------
                  Total current liabilities                                   2,695,986      2,393,700
                                                                            -----------    -----------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                         814,540        522,421
                                                                            -----------    -----------
NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER                               2,324,875      2,353,500
                                                                            -----------    -----------
LINE OF CREDIT AND ACCRUED INTEREST - SHAREHOLDER                             4,535,715      4,533,670
                                                                            -----------    -----------
SHAREHOLDERS' DEFICIENCY
         Common stock
         Authorized: 50,000,000 shares, par value
             $.001; 5,206,128 shares
             issued and outstanding                                               5,206          5,206
         Additional paid-in capital                                             320,575        320,575
         Accumulated deficit                                                 (4,652,130)    (5,018,840)
                                                                            -----------    -----------
                  Total shareholders' deficiency                             (4,326,349)    (4,693,059)
                                                                            -----------    -----------
                  Total liabilities and shareholders' deficiency            $ 6,044,767    $ 5,110,232
                                                                            ===========    ===========


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                             FOR THE THREE MONTHS ENDED
                                             --------------------------
                                              9/30/97          9/30/96
                                              -------          -------
NET SALES                                   $  2,437,864    $    651,361

COST OF SALES                                  1,520,641         421,827
                                            ------------    ------------
            Gross profit                         917,223         229,534

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                     362,755         314,480
                                            ------------    ------------
            Operating profit (loss)              554,468         (84,946)
                                            ------------    ------------
OTHER INCOME (EXPENSES), NET
    Other Income (expenses)                        5,397          (3,188)
    Interest expense                            (193,155)       (156,236)
                                            ------------    ------------
                                                (187,758)       (159,424)
                                            ------------    ------------

                                            ------------    ------------

NET INCOME (LOSS)                           $    366,710    $   (244,370)
                                            ============    ============

PRIMARY INCOME (LOSS) PER SHARE             $       0.07    $      (0.05)

FULLY DILUTED INCOME PER SHARE              $       0.03    $         --

PRIMARY WEIGHTED AVERAGE NUMBER OF SHARES      5,206,128       5,206,128

FULLY DILUTED WEIGHTED AVERAGE
     NUMBER OF SHARES                         15,030,128              --


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                      FOR THE THREE MONTHS ENDED
                                                                      --------------------------
                                                                         09/30/97     09/30/96
                                                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $ 366,710    $(244,370)
    Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities
       Depreciation and amortization                                       64,619       49,530
       (Increase) / decrease in trade accounts receivable                (466,706)     372,409
       (Increase) in inventories                                          (29,069)    (124,393)
       Decrease / (increase) in prepaid expenses and other assets           9,508      (19,276)
       Increase / (decrease) in accounts payable                           23,394      (16,758)
       (Decrease) in accrued liabilities                                  (23,462)     (68,157)
       Increase in accrued interest                                       144,774       46,181
                                                                        ---------    ---------

              Net cash provided by (used in) operating activities          89,768       (4,834)
                                                                        ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                           (507,541)      (7,091)
                                                                        ---------    ---------

                  Net cash used in investing activities                  (507,541)      (7,091)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under lines of credit - shareholder                         50,000            0
    Repayments of debt                                                    (26,881)     (13,333)
    Proceeds from debt                                                    400,000            0
                                                                        ---------    ---------

                  Net cash provided by (used in) financing activities     423,119      (13,333)
                                                                        ---------    ---------

                  NET INCREASE / (DECREASE) IN CASH                         5,346      (25,258)

CASH AT BEGINNING OF PERIOD                                                15,509       25,258
                                                                        ---------    ---------

CASH AT END OF PERIOD                                                   $  20,855    $       0
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

    The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Note 2.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Note 3.

    Inventories consist of the following:


                                           September 30,       June 30,
                                               1997              1997
                                           -------------       --------
                                           (unaudited)
       Raw materials                        $   604,604       $   515,279
       Work-in-process                          575,717           505,563
       Finished goods                            92,949           281,315
       Packaging supplies                       174,239           116,283
                                            -----------       -----------
                                            $ 1,447,509       $ 1,418,440
                                            ===========       ===========

Note 4.

    The Company uses the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes. At September 30, 1997, the net deferred tax asset has been reduced to zero by a valuation allowance.

The Company's deferred tax asset as of June 30, 1997 consists of the following:

     Net operating loss carryforward           $ 2,380,000
     Tax depreciation over book depreciation      (158,060)
     Vacation payable                               14,880
     Other                                           8,400
                                               -----------
                                                 2,245,220
     Valuation allowance                        (2,245,220)
                                               -----------
                                               $        --
                                               ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS.

         Results of Operations.

         The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements. This discussion should be read in conjunction with the 1997 Annual report. Current performance does not guarantee, assure, or may not be indicative of similar performance in the future.

         In addition to historical information, this form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-Q to be filed by the Corporation in 1997 and 1998, and any Current Reports on Form 8-K filed by the Corporation.

         Three months ended September 30, 1997 compared with three months ended September 30, 1996

         Net sales for the three months ended September 30, 1997 (First Quarter 1998) increased by 274% to $2,437,864 from net sales of $651,361 for the three months ended September 30, 1996 (First Quarter 1997). The Company's net sales during First Quarter 1998 were derived from the sale of Primidone, a generic version of American Home Product's Mysoline(R), an anti-convulsant; Butalbital Compound Capsules ("BCC"), a generic version of Novartis Pharmaceuticals Corporation's Fiorinal(R) an analgesic; Dicyclomine Hydrochloride USP, 10mg Capsules ("Dicyclomine"), a generic version of Hoechst Marion Roussel's Bentyl(R), an antispasmodic and anticholinergic agent and contract manufacturing. Sales increased during First Quarter 1998 due to the recent signing of two significant contract manufacturing supply agreements and increased sales of the Company's products through additional private label supply agreements. The Company's net sales during First Quarter 1997 were derived from the sale of BCC, Primidone, Dicyclomine, Prednisone 5mg and Prednisone 20mg.

         Cost of sales increased by 260%, to $1,520,641 in First Quarter 1998 from $421,827 in First Quarter 1997. The cost of sales increase is in line with the increase in net sales during the same period. Gross profit margins for First Quarter 1998 and First Quarter 1997 were 37.6% and 35.2%, respectively. The increase in the gross profit percentage is primarily due to the increase in sales during First Quarter 1998 and as a result of greater absorption of fixed costs during this period.

         Selling, general and administrative expenses increased by 15.3%, to $362,755 in First Quarter 1998 from $314,480 in First Quarter 1997. The increase is primarily due to increased employment service fees as a result of increased personnel hired to support the Company's growth and increased commission expense as result of the contract manufacturing agreements.

         The Company reported an operating profit of $554,468 for First Quarter 1998, as compared to an operating loss of $84,946 for First Quarter 1997.

         The Company's interest expense increased to $193,155 in First Quarter 1998 from $156,236 in First Quarter 1997 primarily due to increased borrowings on the Company's lines of credit and additional borrowings under term loans. See Liquidity and Capital Resources below.

         The Company reported net income of $366,710 for First Quarter 1998, or $.07 per share, $0.03 on a fully diluted basis compared to a net loss of ($244,370) or ($0.05 ) per share, for First Quarter 1997.

                       Liquidity and Capital Resources

         The Company generated $89,768 and utilized $4,834 of cash in operations during First Quarter 1998 and First Quarter 1997, respectively. Net cash generated from operations increased from First Quarter 1997 to First Quarter 1998 as a result of higher net income in First Quarter 1998. Accounts receivable increased as a result of increased sales levels during First Quarter Fiscal 1998. Accrued interest increased as a result of payments on the Shareholder deferred interest becoming due.

         The Company expended $507,541 for property, plant and equipment during First Quarter 1998 compared to $7,091 expended during First Quarter 1997. The Company has budgeted for an additional $1,400,000 in capital expenditures in Fiscal 1998 and is currently negotiating to obtain the necessary financing. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth anticipated to result from the contract manufacturing and private label supply agreements, and to support new product introductions.

         Net cash provided by financing activities increased to $423,119 during First Quarter 1998 from $13,333 used in financing activities during First Quarter 1997. The cash provided by financing activities was utilized to purchase equipment and to finance construction.

         As a result of the foregoing, the Company experienced a $5,346 increase in cash available from the beginning to the end of First Quarter 1998, resulting in $20,855 cash available at the end of First Quarter 1998.

         Except as set forth, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's net sales or income from continuing operations.

         From Fiscal 1987 through Fiscal 1994, the Company incurred operating losses and suffered cash flow restraints. The Company obtained the needed capital to renovate its manufacturing facility, to acquire new equipment, to remove hazardous waste materials, and to provide working capital, primarily from a financing facility made available to the Company by William Farber, a principal shareholder and Chairman of the Board of Directors, in August 1991.

         This financing facility originally consisted of a $2,000,000 revolving line of credit and a $2,000,000 9% convertible debenture. The revolving line of credit and the debenture are secured by substantially all of the Company's assets and are subordinated to the bank lines of credit and mortgage term loan payable. In March 1993, at the Company's request, William Farber increased the aggregate credit available under the revolving line of credit to $3,500,000. The Company requested the additional financing to provide working capital while the Company reformulated products and obtained supplemental approvals from the FDA. During First Quarter 1998, the Company increased the aggregate credit available under the revolving line of credit to $4,250,000. The Company requested the additional financing to finance equipment purchases and to provide working capital to support anticipated growth.

         The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The principal is due October 1, 1999. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing January 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due October 1, 1999. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter, with the balance due October 1, 1999. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in twenty-four equal installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter. At September 30, 1997 accrued interest was approximately $863,000 of which approximately $610,000 is included in the long-term outstanding balance. At September 30, 1997 approximately $253,000 was classified as a current liability. At September 30, 1997 there was $325,000 available under the line of credit.

         The debenture bears interest at 9% per annum. The debenture is due December 23, 1998. The debenture and accrued interest is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing January 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter, with the balance due December 23, 1998. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in twenty-four equal installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter. At September 30, 1997 accrued interest was $456,000, of which approximately $326,000 is included in the long-term outstanding balance. At September 30, 1997 approximately $130,000 was classified as a current liability.

         Management expects to have sufficient operating income during Fiscal 1998 to make the required monthly interest payments.

         In May 1993, the Company obtained a $500,000 mortgage term loan from a Bank that provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due in May 2000. The Company has a $1,000,000 line of credit from the Bank that bears interest at prime plus 1.25% per annum. The line of credit is limited to 80% of qualified accounts receivable and 20% of finished goods inventory. At September 30, 1997, no funds were available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the Bank. The Bank's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

         On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable in forty-eight equal monthly installments. This term loan bears interest at 8.85% per annum. On April 1, 1997, $206,119 of borrowings under this line of credit and an additional $3,101 advance was converted into a secured term loan payable in forty-eight even monthly installments. This term loan of $209,220 bears interest at prime plus 1.5%. At September 30, 1997, there was no availability under the revolving line of credit for equipment financing. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

         On March 20, 1997, the Company secured a $350,000 bank revolving line of credit for equipment financing. Advances are limited to 80% of equipment costs. The line of credit bears interest at prime plus 1.5%. At September 30, 1997, $26,312 was available under this revolving line of credit for equipment financing. The line of credit is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

         On September 24, 1997, the Company secured a $400,000 term loan to be used to purchase certain specified equipment. The term loan is payable in 59 even monthly installments of principal and interest with a final payment of all outstanding principal and interest in the 60th month. This term loan bears interest at 8.9% and is collateralized by all equipment purchased under the facility and cross-collateralized by all of the Company's present and future equipment.


         Management currently believes the balances available under the Company's existing lines of credit, and working capital generated by increased sales activity, will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products, increased research and development activities, increased sales from contract manufacturing and anticipated capital expenditures, will result in the Company having to increase its lines of credit to provide the necessary working capital and capital financing to support the Company's growth. The Company is currently negotiating to increase its borrowing capacity under the lines of credit.

         Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.

         Prospects for the Future

         As of September 30, 1997, the Company was manufacturing and marketing three products, BCC, Primidone, and Dicyclomine. Nine additional products are under development at this time. Six of these products are being developed and manufactured for other companies, while the other three products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the FDA for supplemental approval. The remaining two Lannett products represent new product introductions as part of the Company's commitment to a research and development program, of which one has completed a bio-study and has recently been submitted to the FDA for review. Since the Company has no control over the FDA review process, management is unable to anticipate when it will commence production and begin shipping other new products.

         During Fiscal 1997, the Company signed two major contract manufacturing supply agreements. In addition the Company signed a number of private label supply agreements with larger generic pharmaceutical companies to increase market share of its current product line by utilizing the sales and marketing strengths of these larger companies.

         With a modern manufacturing facility, a highly qualified and motivated work force and management team, and quality control programs in place, management believes the Company is positioned to regain a competitive position in the market as it reintroduces additional products, meets contract manufacturing goals and further penetrates the market with its existing products.

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

DES Cases.

    The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. For a discussion of these cases, see the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1997.



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



                                       LANNETT COMPANY, INC.



Dated: November 11, 1997   By:         /s/ Jeffrey M. Moshal
                                       ---------------------
                                       Jeffrey M. Moshal
                                       Vice President - Finance and Treasurer


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

  10(e)             Amendment #4 to Loan Agreement     Incorporated by reference to Exhibit 10(e) to the
                    dated December 31, 1995            Annual Report on Form 10-KSB f/y/e June 30, 1996
                                                       ("1996 Form 10-K")

  10(f)             Amendment #5 to Loan Agreement     Incorporated by reference to Exhibit 10(f) to the
                    dated June 30, 1996                Annual Report on Form 10-KSB f/y/e June 30, 1996
                                                       ("1996 Form 10-K")

  10(g)             Amendment #6 to Loan Agreement     Incorporated by reference to Exhibit 10(g) to the
                    dated November 1, 1996             Annual Report on Form 10-KSB f/y/e June 30, 1997
                                                       ("1997 Form 10-K")






 Exhibit
 Number             Description                        Method of Filing
 -------            -----------                        ----------------
  10(h)             Amendment #7 to Loan Agreement     Incorporated by reference to Exhibit 10(h) to
                    September 9, 1997                  dated the Annual Report on Form 10-KSB f/y/e June
                                                       30, 1997 ("1997 Form 10-K")

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





 Exhibit
 Number             Description                        Method of Filing
 -------            -----------                        ----------------
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

  10(t)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(t) to
                    between the Company and            the Annual Report on Form 10-KSB f/y/e June 30,
                    Corestates Bank, dated March 20,   1997 ("1997 Form 10-K")
                    1997.

  10(u)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(u) to
                    between the Company and            the Annual Report on Form 10-KSB f/y/e June 30,
                    Corestates Bank, dated March 20,   1997 ("1997 Form 10-K")
                    1997.

  10(v)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(v) to
                    between the Company and            the Annual Report on Form 10-KSB f/y/e June 30,
                    Corestates Bank, dated May 23,     1997 ("1997 Form 10-K")
                    1997.

  10(w)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(w) to
                    between the Company and            the Annual Report on Form 10-KSB f/y/e June 30,
                    Corestates Bank, dated September   1997 ("1997 Form 10-K")
                    24, 1997.





 Exhibit
 Number             Description                        Method of Filing
 -------            -----------                        ----------------
  10(x)             Employment agreement between the   Incorporated by reference to Exhibit 10(i) to the
                    Company and Vlad Mikijanic         Annual Report on Form 10-KSB f/y/e June 30, 1994
                                                       ("1994 Form 10-K")

   11               Computation of Per Share Earnings  Incorporated by reference to Exhibit 11 to the
                                                       Annual Report on Form 10-KSB f/y/e June 30, 1997
                                                       ("1997 Form 10-K")

   22               Subsidiaries of the Company        Incorporated by reference to the Annual Report
                                                       on Form 10-K f/y/e June 30, 1990

   23               Consent of Grant Thornton          Incorporated by reference to Exhibit 23 to the
                                                       Annual Report on Form 10-KSB f/y/e June 30, 1997
                                                       ("1997 Form 10-K")