Form 10QSB
period 1997-12-31
LANNETT CO INC
filed 1998-02-12
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-QSB



X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.


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

                      Yes  _X_                No_____

As of February 9, 1998, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                           Page 1 of 17 pages
                                                     Exhibit Index on Page 15

                                    INDEX

                                                                     Page No.
                                                                     --------

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Consolidated Balance Sheets as of
              December 31, 1997 (unaudited) and
              June 30, 1997...............................................3

              Consolidated Statements of Operations
              for the three months and six months ended
              December 31, 1997 and 1996 (unaudited)......................4

              Consolidated Statements of Cash Flows
              for the six months ended December 31, 1997
              and 1996 (unaudited)........................................5

              Notes to Consolidated Financial
              Statements (unaudited)......................................6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations....................................................8

PART II. OTHER INFORMATION

           Item 1.   Legal Proceedings...................................13

           Item 5.   Other Information...................................13

           Item 6.   Exhibits and Reports on Form 8-K....................13

                        PART I. FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

               ASSETS                                        12/31/97      06/30/97
               ------                                        --------      --------
                                                          (UNAUDITED)
CURRENT ASSETS
        Cash                                               $  192,559     $   15,509
        Trade accounts receivable                           1,299,708      1,007,902
        Inventories                                         2,115,637      1,418,440
        Prepaid expenses                                       43,291         46,523
                                                          -----------    -----------

               Total current assets                         3,651,195      2,488,374
                                                           ----------     ----------

PROPERTY, PLANT AND EQUIPMENT
        Land                                                   33,414         33,414
        Building and improvements                           1,784,677      1,491,515
        Machinery and equipment                             2,910,572      2,193,109
        Furniture and fixtures                                 64,286         64,286
                                                          -----------    -----------
                                                            4,792,949      3,782,324
        Less accumulated depreciation                      (1,311,406)    (1,165,891)
                                                          -----------    -----------

        Net                                                 3,481,543      2,616,433
                                                          -----------    -----------

OTHER ASSETS                                                  142,725          5,425
                                                          -----------    -----------

               Total assets                               $ 7,275,463    $ 5,110,232
                                                          ===========    ===========

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
        Line of credit                                    $ 1,000,000    $ 1,323,688
        Current maturities of long-term debt                  391,261        107,238
        Accounts payable                                      782,690        549,069
        Accrued interest payable - shareholder                527,975        162,181
        Accrued liabilities                                   149,845        251,524
                                                          -----------    -----------

               Total current liabilities                    2,851,771      2,393,700
                                                          -----------    -----------


LONG-TERM DEBT, LESS CURRENT MATURITIES                     1,504,851        522,421
                                                          -----------    -----------

NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER             2,319,875      2,353,500
                                                          -----------    -----------

LINE OF CREDIT AND ACCRUED INTEREST - SHAREHOLDER           4,540,323      4,533,670
                                                          -----------    -----------

SHAREHOLDERS' DEFICIENCY
        Common stock
        Authorized: 50,000,000 shares, par value $.001;
         5,206,128 shares issued and outstanding                5,206          5,206
        Additional paid-in capital                            320,575        320,575
        Accumulated deficit                                (4,267,138)    (5,018,840)
                                                          -----------    -----------

               Total shareholders' deficiency              (3,941,357)    (4,693,059)
                                                           ----------     ----------

               Total liabilities and shareholders'
                deficiency                                $ 7,275,463    $ 5,110,232
                                                          ===========    ===========



                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)



                                    FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                    --------------------------        ------------------------
                                      12/31/97      12/31/96           12/31/97      12/31/96
                                      --------      --------           --------      --------
NET SALES                         $  2,505,516    $    997,754    $  4,943,380    $  1,649,115
COST OF SALES                        1,444,206         596,005       2,964,847       1,017,832
                                  ------------    ------------    ------------    ------------

               Gross profit          1,061,310         401,749       1,978,533         631,283

SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES        475,065         220,660         837,850         535,140
                                  ------------    ------------    ------------    ------------

               Operating profit        586,245         181,089       1,140,683          96,143
                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES), NET
Other                                     --             1,289           5,397          (1,899)
Interest expense                      (201,223)       (163,063)       (394,378)       (319,299)
                                  ------------    ------------    ------------    ------------
                                      (201,223)       (161,774)       (388,981)       (321,198)
                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                 $    385,022    $     19,315    $    751,702    $   (225,055)
                                  ============    ============    ============    ============


BASIC INCOME (LOSS) PER SHARE     $       0.07    $       --      $       0.14    $      (0.04)

DILUTED INCOME PER SHARE          $       0.03    $       --      $       0.05    $       --

BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES                    5,206,128       5,206,128       5,206,128       5,206,128

DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES                   15,216,128      14,486,128      15,216,128      14,486,128


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                      FOR THE SIX MONTHS ENDED
                                                                      ------------------------
                                                                         12/31/97     12/31/96
                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                  $   751,702    $  (225,055)
   Adjustments to reconcile net income (loss) to net cash
         generated by (used in) operating activities
      Depreciation and amortization                                       151,114        100,740
      Increase / decrease in trade accounts receivable                   (291,806)       101,874
      Increase in inventories                                            (697,197)      (224,264)
      Increase / decrease in prepaid expenses and other assets           (135,336)         1,905
      Increase in accounts payable                                        233,621         15,233
      Decrease in accrued liabilities                                    (101,679)       (86,547)
      Increase in accrued interest                                        288,822        236,390
                                                                      -----------    -----------

               Net cash generated by (used in) operating activities       199,241        (79,724)
                                                                      -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                          (1,014,956)      (182,215)
                                                                      -----------    -----------

               Net cash used in investing activities                   (1,014,956)      (182,215)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit - shareholder                           50,000        150,000
   Proceeds from debt                                                   1,015,100        113,527
   Repayments of debt                                                     (72,335)       (26,846)
                                                                      -----------    -----------

               Net cash provided from financing activities                992,765        236,681
                                                                      -----------    -----------

               NET INCREASE (DECREASE) IN CASH                            177,050        (25,258)

CASH AT BEGINNING OF PERIOD                                                15,509         25,258
                                                                      -----------    -----------

CASH AT END OF PERIOD                                                 $   192,559    $         0
                                                                      ===========    ===========

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

Note 1.
-------

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

   The results of operations for the six months ended December 31, 1997 and 1996 are not necessarily indicative of results for the full year.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Note 2.
-------

   On December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share". SFAS 128 eliminates the primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings. Basic earnings per share excludes the dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Dilutive earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods income (loss) per share calculations have been restated to reflect the adoption of SFAS No. 128.

Note 3.
-------
   Inventories consist of the following:

                                                     December 31,    June 30,
                                                        1997           1997
                                                    ------------     ---------
                                                    (unaudited)
      Raw materials                                  $  685,029     $  515,279
      Work-in-process                                 1,012,866        505,563
      Finished goods                                    250,525        281,315
      Packaging supplies                                167,217        116,283
                                                   ------------   ------------
                                                     $2,115,637     $1,418,440
                                                  =============  =============

Note 4.
-------

   The Company uses the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes. At June 30, 1997 and December 31, 1997, the net deferred tax asset has been reduced to zero by a valuation allowance.

   The Company's deferred tax asset as of June 30, 1997 consists of the following:

Net operating loss carryforwards          $ 2,380,000
Tax depreciation over book depreciation      (158,060)
Vacation payable                               14,880
Other                                           8,400
                                          -----------
                                            2,245,220
Valuation allowance                        (2,245,220)
                                          -----------
                                          $        --
                                          ===========


Note 5.
-------

The Company is aware of the issues associated with the programming code in existing computers systems as the millennium (Year 2000) approaches. The "Year 2000" issue is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. It is anticipated that all programming efforts will be complete by December 31, 1998, allowing adequate time for testing. Management has not yet assessed the Year 2000 compliance expense and related potential effect on the Company's earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.

Results of Operations.
----------------------

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements. This discussion should be read in conjunction with the 1997 Annual Report. Current performance does not guarantee, assure, or may not be indicative of similar performance in the future.

        In addition to historical information, this form 10-Q contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publically revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors decribed in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-Q to be filed by the Corporation in 1998, and any Current Reports on Form 8-K filed by the corporation.


Three months ended December 31, 1997 compared with three months ended
---------------------------------------------------------------------
December 31, 1996
-----------------

        Net sales for the three months ended December 31, 1997 (Second Quarter Fiscal 1998) increased by 151% to $2,505,516 from net sales of $997,754 for the three months ended December 31, 1996 (Second Quarter Fiscal
1997). The Company's sales during Second Quarter Fiscal 1998 were derived from the sale Primidone, a generic version of American Home Product's Mysoline(R) an anti-convulsant, Butalbital Compound Capsules ("BCC"), a generic version of Novartis Pharmaceutical Corporation's Fiorinal(R); an analgesic primarily used for the treatment of migrane headaches, Dicyclomine Hydrochloride USP, 10-mg capsules, a generic version of Hoechst Marion Roussel's Bentyl(R), an antispasmodic and anticholinergic agent; and contract manufacturing. Sales increased during Second Quarter Fiscal 1998 due to increased sales of the Company's products through additional private label supply agreements and increased contract manufacturing. The Company's net sales during Second Quarter Fiscal 1997 were derived primarily from the sale of Primidone, BCC, and Dicyclomine.

        Cost of sales increased by 142%, to $1,444,206 in Second Quarter Fiscal 1998 from $596,005 in Second Quarter Fiscal 1997. The cost of sales increase is in line with the increase in net sales during the same period. Gross profit margins for Second Quarter Fiscal 1998 and Second Quarter Fiscal 1997 were 42% and 40%, respectively. The increase in the gross profit percentage is primarily due to the variance in the sales mix and as a result of incremental absorption of fixed costs during this period.

        Selling, general and administrative expenses increased by 115%, to $475,065 in Second Quarter Fiscal 1998 from $220,660 in Second Quarter Fiscal 1997. This increase is due to increases in personnel, office supplies, travel and lodging, legal fees, cleaning and maintenance, sales commission expense and research and development costs as a result of the growth of the Company during Second Quarter Fiscal 1998.

        As a result of the foregoing, the Company reported an operating profit of $586,245 for Second Quarter Fiscal 1998, as compared to an operating profit of $181,089 for Second Quarter Fiscal 1997.

        The Company's interest expense increased to $201,223 in Second Quarter Fiscal 1998 from $163,063 in Second Quarter Fiscal 1997 primarily due to increased borrowings on the Company's lines of credit and terms loans.
See Liquidity and Capital Resources below.

The Company reported net income of $385,022 for Second Quarter Fiscal 1998, $0.07 per share, $0.03 on a diluted basis compared to net income of $19,315 for Second Quarter Fiscal 1997.


Six months ended December 31, 1997 compared with six months ended
-----------------------------------------------------------------
December 31, 1996
-----------------


        Net sales for the six months ended December 31, 1997 increased by 200% to $4,943,380 from net sales of $1,649,115 for the six months ended December 31, 1996. Sales increased during the six months ended December 31, 1997 due to increased sales of the Company's products through additional private label supply agreements and increased contract manufacturing.

        Cost of sales increased by 191%, to $2,964,847 in the six months ended December 31, 1997 from $1,017,832 in the six months ended December 31, 1996. The cost of sales increase is in line with the increase in net sales during the same period. Gross profit margins for the six months ended December 31, 1997 and December 31, 1996 were 40% and 38%, respectively. The increase in the gross profit percentage is primarily due to the variance in the sales mix and as a result of incremental absorption of fixed costs during this period.


        Selling, general and administrative expenses increased by 57%, to $837,850 in the six months ended December 31, 1997 from $535,140 in the six months ended December 31, 1996. This increase is due to increases in personnel and employment service fees, office supplies, travel and lodging, legal fees, cleaning and maintenance, sales commission expense and research and development costs as a result of the growth of the Company during the six months ended December 31, 1997.

        As a result of the foregoing, the Company reported an operating profit of $1,140,683 for the six months ended December 31, 1997, as compared to an operating profit of $96,143 for the six months ended December 31, 1996.

        The Company's interest expense increased to $394,378 in the six months ended December 31, 1997 from $319,299 in the six months ended December 31, 1996, primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

        The Company reported net income of $751,702 for the six months ended December 31, 1997, $0.14 per share, $0.05 on a diluted basis compared to a net loss of $225,055, or $0.04 per share for the six months ended December 31, 1996.


                      Liquidity and Capital Resources -

        The Company generated $199,241 and used $79,724 of cash in operations during the six months ended December 31, 1997 and 1996 respectively (First Half Fiscal 1998 and First Half Fiscal 1997). Net cash generated from operations increased from First Half Fiscal 1997 to First Half Fiscal 1998 as a result of higher net income during the six months ended December 31, 1997. Accounts receivable increased as a result of increased sales levels during First Half Fiscal 1998. Inventory levels increased to support anticipated continued increases in sales levels. Other assets increased due to deposits being made on equipment and deposits on a leased facility. Accounts payable increased mainly due to higher raw material levels being maintained to support the contract manufacturing supply agreements and anticipated higher sales levels of the Company's current products resulting from private label supply agreements with other generic pharmaceutical companies. Accrued expenses decreased due to litigation settlement costs previously accrued being paid. Accrued interest increased as a result of payments on the shareholder deferred interest becoming current.

        The Company expended $1,014,956 for property, plant and equipment during First Half Fiscal 1998 compared to $182,215 expended during First Half Fiscal 1997. The Company has budgeted for an additional $900,000 in capital expenditures in Fiscal 1998 and is currently negotiating to obtain the necessary financing. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth anticipated to result from the contract manufacturing and private label supply agreements, and to support new product introductions.

        Net cash provided by financing activities increased to $992,765 during First Half Fiscal 1998 from $236,681 provided by financing activities during First Half Fiscal 1997. This increase in cash provided by financing activities was primarily used to finance capital expenditures.

        As a result of the foregoing, the Company experienced a $177,050 increase in cash available from the beginning to the end of First Half Fiscal 1998, resulting in $192,559 cash available at the end of the First Half Fiscal 1998.

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

        This financing facility originally consisted of a $2,000,000 revolving line of credit and a $2,000,000 9% convertible debenture. The revolving line of credit and the debenture are secured by substantially all of the Company's assets and are subordinated to the bank lines of credit and mortgage term loan payable. In March 1993, at the Company's request, William Farber increased the aggregate credit available under the revolving line of credit to $3,500,000. The Company requested the additional financing to provide working capital while the Company reformulated products and obtained supplemental approvals from the FDA. During First Quarter Fiscal 1998, the Company increased the aggregate credit available under the revolving line of credit to $4,250,000. The Company requested the additional financing to finance equipment purchases and to provide working capital to support anticipated growth.

        The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The principal is due October 1, 1999. Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing January 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due October 1, 1999. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter, with the balance due October 1, 1999. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in twenty-four equal installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter. At December 31, 1997 accrued interest was approximately $961,000 of which $615,000 is included in the long-term outstanding balance. At December 31, 1997 $346,000 was classified as currently due. At December 31, 1997 there was $325,000 available under the line of credit.

        The debenture bears interest at 9% per annum. The debenture is due December 23, 1998. The debenture and accrued interest is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest from April 1, 1995 to June 30, 1996 is payable in twenty-four equal monthly installments, commencing January 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in twenty-four equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter, with the balance due December 23, 1998. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in twenty-four equal installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter. At December 31, 1997 accrued interest was $502,500, of which $320,000 is included in the long-term outstanding balance. At December 31, 1997 $182,500 was classified as currently due.

        Management expects to have sufficient operating income during Fiscal 1998 to make the required monthly interest payments.

        In May 1993, the Company obtained a $500,000 mortgage term loan from a Bank that provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due in May 2000. The Company has a $1,250,000 line of credit from the Bank that bears interest at prime plus 1.25% per annum. The line of credit is limited to 80% of qualified accounts receivable and 20% of finished goods inventory. At December 31, 1997, $250,000 was available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the Bank. The Bank's lien against the Company's realty is to be released on payment in full of the mortgage term loan.

        On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable in forty-eight equal monthly installments. This term loan bears interest at 8.85% per annum. On April 1, 1997, $206,119 of borrowings under this line of credit and an additional $3,101 advance was converted into a secured term loan payable in forty-eight even monthly installments. This term loan of $209,220 bears interest at prime plus 1.5%. At December 31, 1997, there was no availability under the revolving line of credit for equipment financing. The term loan is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

        On March 20, 1997, the Company secured a $350,000 bank revolving line of credit for equipment financing expiring July 1, 1997. Advances are limited to 80% of equipment costs. The line of credit bears interest at prime credit plus 1.5%. On December 10, 1997, $323,688 of borrowings under this line of was converted into a secured term loan payable in forty-eight even monthly installments. This term loan of $323,688 bears interest at 8.5% per annum and is collateralized by all of the Company's present and future equipment.
It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

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

        On December 10, 1997, the Company secured a $615,000 term loan to be used to purchase certain specific equipment. The term loan is payable in 59 even monthly installments of principal and interest with a final payment of all outstanding principal and interest in the 60th month. This term loan bears interest at 8.5% per annum and is collateralized by equipment purchased under the facility. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

        Management currently believes the balances available under the Company's existing lines of credit, and working capital generated by increased sales activity, will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products, increased research and development activities, increased sales from contract manufacturing and anticipated capital expenditures, will result in the Company having to increase its lines of credit to provide the necessary working capital and capital expenditures to support the Company's growth. The Company has recently negotiated increases in its borrowing capacity under the lines of credit and term loans and is currently negotiating to further increase its borrowing capacity.

        Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.

        Prospects for the Future

        As of December 31, 1997, the Company was manufacturing and marketing three products, BCC, Primidone, and Dicyclomine. Nine additional products are under development at this time. Six of these products are being developed and manufactured for other companies, while the other three products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the FDA for supplemental approval. The remaining two Lannett products represent new product introductions as part of the Company's commitment to a research and development program, of which one has completed a bio-study and has recently been submitted to the FDA for review. Since the Company has no control over the FDA review process, management is unable to anticipate when it will commence production and begin shipping other new products.

        During Fiscal 1997, the Company signed a number of contract manufacturing supply agreements. The high quality of Lannett production facilities, equipment and staff, offers attractive alternatives for contract development and manufacturing for other pharmaceutical companies and Lannett intends to further pursue this area of business. In addition the Company also signed a number of private label supply agreements with larger generic pharmaceutical companies to increase market share of its current product line by utilizing the sales and marketing strengths of these larger companies.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Regulatory Proceedings.
-----------------------

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

DES Cases.
----------

   The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. For a discussion of these cases, see the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended June 30, 1997.

Employee Claim.
---------------

   A claim has been filed by a former employee with the Pennsylvania Human Relations Commission. The Company has denied liability in this matter; management believes that the outcome will not have a material adverse impact on the financial position of the Company.


ITEM 5.  OTHER INFORMATION

   The Company has increased its activities beyond the capacity of its current facility. As a result, on December 19, 1997, it entered into a 3-year lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. The base rent is $90,000 per year.
   The facility is located approximately 1.5 miles from its current building. Management hopes to move its research and development, administration and warehousing operations into the new facility by March, 1998.

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



                                     LANNETT COMPANY, INC.



Dated: February 10, 1998     By:     / s / Jeffrey M.Moshal
                                     ----------------------

                                     Jeffrey M. Moshal
                                     Vice President - Finance and Treasurer


                         Exhibit Index

Exhibit
 Number          Description                  Method of Filing
 ------          -----------                  ----------------
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

 4(a)           Specimen Certificate for     Incorporated by reference to
                Exhibit Common Stock         4(a) to Form 8 dated April 23,
                                             1993 (Amendment No. 3 to Form
                                             10-K f/y/e June 30, 1992) ("Form
                                             8")

10(a)           Loan Agreement dated         Incorporated by reference to the
                August 30, 1991 between      Annual Report on Form 10-K f/y/e
                the Company and William      June 30, 1991
                Farber

10(b)           Amendment #1 to Loan         Incorporated by reference to
                Agreement dated March 15,    Exhibit 10(b) to the Annual
                1993                         Report on Form 10-KSB f/y/e June
                                             30, 1993 ("1993 Form 10-KSB")

10(c)           Amendment #2 to Loan         Incorporated by reference to
                Agreement dated August 1,    Exhibit 10(c) to the Annual
                1994                         Report on Form 10-KSB f/y/e June
                                             30, 1994 ("1994 Form 10-KSB")

10(d)           Amendment #3 to Loan         Incorporated by reference to
                Agreement dated May 15,      Exhibit 10(d) to the Annual
                1995                         Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-KSB")

10(e)           Amendment #4 to Loan         Incorporated by reference to
                Agreement dated December     Exhibit 10(e) to the Annual
                31, 1995                     Report on Form 10-KSB f/y/e June
                                             30, 1996 ("1996 Form 10-KSB")

10(f)           Amendment #5 to Loan         Incorporated by reference to
                Agreement dated June 30,     Exhibit 10(f) to the Annual
                1996                         Report on 1996 Form 10-KSB

10(g)           Amendment #6 to Loan         Incorporated by reference to
                Agreement dated November     Exhibit 10(h) to the Annual
                1, 1996                      Report on Form 10-KSB f/y/e June
                                             30, 1997 ("1997 Form 10-KSB")


10(h)           Amendment #7 to Loan         Incorporated by reference to
                Agreement dated September    Exhibit 10(h) to the Annual
                9, 1997                      Report on 1997 Form 10-KSB


10(i)           Loan Agreement dated May     Incorporated by reference to
                4, 1993 between the          Exhibit 10(c) to the 1993 Form
                Company and Meridian Bank    10-KSB




Exhibit
 Number          Description                  Method of Filing
 ------          -----------                  ----------------
10(j)           Amendment to Loan            Incorporated by reference to
                Documents between the        Exhibit 10(e) to the Annual
                Company and Meridian Bank    Report 1994 on Form 10-KSB
                dated as of December 8,
                1993

10(k)           Letter Agreement between     Incorporated by reference to
                the Company and Meridian     Exhibit 10(f) to the Annual
                Bank dated December 21,      Report on 1994 Form 10-KSB
                1993

10(l)           Third Amendment to Loan      Incorporated by reference to
                Agreement dated as of June   Exhibit 10(g) to the Annual
                9, 1994                      Report on 1994 Form 10-KSB

10(m)           Fourth Amendment to Loan     Incorporated by reference to
                Documents between the        Exhibit 10(i) to the Annual
                Company and Meridian Bank    Report on 1995 Form 10-KSB
                as of October 27, 1994

10(n)           Letter Agreement between     Incorporated by reference to
                the Company and Meridian     Exhibit 10(j) to the Annual
                Bank dated October 27, 1994  Report on 1995 Form 10-KSB

10(o)           Letter Agreement between     Incorporated by reference to
                the Company and Meridian     Exhibit 10(k) to the Annual
                Bank dated July 10, 1995     Report on 1995 Form 10-KSB

10(p)           Amendment to Security        Incorporated by reference to
                Agreement between the        Exhibit 10(l) to the Annual
                Company and Meridian Bank    Report on 1995 Form 10-KSB
                dated as of July 31, 1995

10(q)           Line of Credit Note dated    Incorporated by reference to
                July 31, 1995                Exhibit 10(m) to the Annual
                                             Report on 1995 Form 10-KSB

10(r)           Fifth Amendment to Loan      Incorporated by reference to
                Agreement dated July 31,     Exhibit 10(n) to the Annual
                1995                         Report on 1995 Form 10-KSB

10(s)           Amendment to Loan            Incorporated by reference to
                agreement between the        Exhibit 10(q) to the Annual
                Company and Meridian Bank,   Report on 1996 Form 10-KSB dated
                1996.                        March 5,

10(t)           Amendment to Loan            Incorporated by reference to
                agreement between the        Exhibit 10(t) to the Annual
                Company and Corestates       Report on 1997 Form 10-KSB Bank,
                20, 1997.                    dated March


10(u)           Amendment to Loan            Incorporated by reference to
                agreement between the        Exhibit 10(u) to the Annual
                Company and Corestates       Report on 1997 Form 10-KSB Bank,
                20, 1997.                    dated March



Exhibit
 Number          Description                  Method of Filing
 ------          -----------                  ----------------
10(v)           Amendment to Loan            Incorporated by reference to
                agreement between the        Exhibit 10(v) to the Annual
                Company and Corestates       Report on 1997 Form 10-KSB Bank,
                23, 1997.                    dated May

10(w)           Amendment to Loan
                agreement between the        Incorporated by reference to Exhibit
                Company and Corestates       10(w) to the Annual Report on 1997
                Bank, dated September 24,    Form 10-KSB
                1997.

10(x)           Amendment to Loan            Filed herewith
                agreement between the
                Company and Corestates
                Bank, dated December 10,
                1997.

10(y)           Amendment to Loan            Filed herewith
                agreement between the
                Company and Corestates
                Bank, dated December 10,
                1997.

10(z)           Amendment to Loan            Filed herewith
                agreement between the
                Company and Corestates
                Bank, dated December 10,
                1997.

10(aa)          Employment agreement         Incorporated by reference to
                between the Company and      Exhibit 10(i) to the Annual
                Vlad Mikijanic               Report on 1994 Form 10-KSB

  11            Computation of Per Share     Incorporated by reference to
                Earnings                     Exhibit 11 to the Annual Report
                                             on 1997 Form 10-KSB

  22            Subsidiaries of the Company  Incorporated by reference to the
                                             Annual Report on Form 10-K f/y/e
                                             June 30, 1990

  23            Consent of Grant Thornton    Incorporated by reference to
                                             Exhibit 10(w) to the Annual
                                             Report on 1997 Form 10-KSB

  27            Financial Data Schedule


                                      17
