Form 10QSB
period 1998-03-31
LANNETT CO INC
filed 1998-05-12
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-QSB



X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.


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

                      Yes  _X_                No_____

As of May 6, 1998, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                           Page 1 of 19 pages
                                                     Exhibit Index on Page 15

                                    INDEX

                                                                    Page No.
                                                                    --------


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                 March 31, 1998 (unaudited) and
                 June 30, 1997............................................3

                 Consolidated Statements of Operations
                 for the three months and nine months
                 ended March 31, 1998
                 and 1997 (unaudited).....................................4

                 Consolidated Statements of Cash Flows
                 for the nine months ended March 31, 1998
                 and 1997 (unaudited).....................................5

                 Notes to Consolidated Financial
                 Statements (unaudited)...................................6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................................8

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings.........................................13

     Item 5.   Other Information.........................................13

     Item 6.   Exhibits and Reports on Form 8-K..........................13

                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


ASSETS                                                       03/31/98       06/30/97
                                                             --------       --------
CURRENT ASSETS
         Cash                                              $    20,473    $    15,509
         Trade accounts receivable (net of
             allowance of $59,000 and $20,000
             at March 31, 1998 and June 30, 1997,
             respectively)                                   1,442,834      1,007,902
         Inventories                                         1,661,002      1,418,440
         Prepaid expenses                                       50,406         46,523
                                                           -----------    -----------

                  Total current assets                       3,174,715      2,488,374
                                                           -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST                       5,478,077      3,782,324
Less accumulated depreciation                               (1,406,056)    (1,165,891)
                                                           -----------    -----------

         Net                                                 4,072,021      2,616,433
                                                           -----------    -----------

OTHER ASSETS                                                    61,891          5,425
                                                           -----------    -----------

                  Total assets                             $ 7,308,627    $ 5,110,232
                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
         Line of credit                                    $ 1,000,000    $ 1,323,688
         Current maturities of long-term debt                  391,261        107,238
         Note payable and accrued interest - shareholder     2,519,000             --
         Accounts payable                                      588,328        549,069
         Accrued interest payable - shareholder                292,759        162,181
         Accrued liabilities                                   137,302        251,524
                                                           -----------    -----------

                  Total current liabilities                  4,928,650      2,393,700
                                                           -----------    -----------


LONG-TERM DEBT, LESS CURRENT MATURITIES                      1,416,852        522,421
                                                           -----------    -----------

NOTE PAYABLE AND ACCRUED INTEREST - SHAREHOLDER                     --      2,353,500
                                                           -----------    -----------

LINE OF CREDIT AND ACCRUED INTEREST - SHAREHOLDER            4,633,543      4,533,670
                                                           -----------    -----------

SHAREHOLDERS' DEFICIENCY
         Common stock,
         50,000,000 shares authorized, par value
             $.001; 5,206,128 shares
             issued and outstanding                              5,206          5,206
         Additional paid-in capital                            320,575        320,575
         Accumulated deficit                                (3,996,199)    (5,018,840)
                                                           -----------    -----------

                  Total shareholders' deficiency            (3,670,418)    (4,693,059)
                                                           -----------    -----------

                  Total liabilities and shareholders'
                      deficiency                           $ 7,308,627    $ 5,110,232
                                                           ===========    ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                       --------------------------      -------------------------
                                        03/31/98       03/31/97         03/31/98       03/31/97
                                        --------       --------         --------       --------
NET SALES                            $  2,690,126    $  1,139,634    $  7,633,506    $  2,788,749
COST OF SALES                           1,853,313         628,755       4,818,160       1,646,587
                                     ------------    ------------    ------------    ------------

                  Gross profit            836,813         510,879       2,815,346       1,142,162

SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES          366,156         324,117       1,204,006         859,257
                                     ------------    ------------    ------------    ------------

                  Operating profit        470,657         186,762       1,611,340         282,905
                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE), NET
Other                                       4,035              --           9,432          (1,899)
Interest expense                         (203,753)       (161,461)       (598,131)       (480,760)
                                     ------------    ------------    ------------    ------------
                                         (199,718)       (161,461)       (588,699)       (482,659)
                                     ------------    ------------    ------------    ------------


NET INCOME (LOSS)                    $    270,939    $     25,301    $  1,022,641    $   (199,754)
                                     ============    ============    ============    ============


BASIC INCOME (LOSS) PER SHARE        $       0.05    $         --    $       0.20    $      (0.04)

DILUTED INCOME PER SHARE             $       0.02    $         --    $       0.07    $         --


BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                        5,206,128       5,206,128       5,206,128       5,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                       15,282,128      14,666,128      15,282,128      14,666,128

             The accompanying notes are an integral part of these
                      consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                               -------------------------
                                                                03/31/98        03/31/97
                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $ 1,022,641    $  (199,754)
    Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities
       Depreciation and amortization                              247,314        152,020
       Increase in trade accounts receivable                     (434,932)      (105,764)
       Increase in inventories                                   (242,562)      (347,777)
       Increase in prepaid expenses and other assets              (63,167)       (12,382)
       Increase in accounts payable                                39,259         65,647
       Decrease in accrued liabilities                           (114,222)       (68,867)
       Increase in accrued interest                               345,951        375,548
                                                              -----------    -----------

                  Net cash provided by (used in)
                     operating activities                         800,282       (141,329)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                 (1,700,084)      (364,833)
                                                              -----------    -----------

                  Net cash used in investing activities        (1,700,084)      (364,833)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under line of credit - shareholder                  50,000         50,000
    Proceeds from debt                                          1,004,885        530,301
    Repayments of debt                                           (150,119)       (40,371)
                                                              -----------    -----------

                  Net cash provided by financing activities       904,766        539,930
                                                              -----------    -----------

                  NET INCREASE IN CASH                              4,964         33,768

CASH, BEGINNING OF PERIOD                                          15,509         25,258
                                                              -----------    -----------

CASH, END OF PERIOD                                           $    20,473    $    59,026
                                                              ===========    ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements

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

    The results of operations for the nine months ended March 31, 1998 and 1997 are not necessarily indicative of results for the full year.

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

Note 3.

    Inventories consist of the following:

                           March 31,         June 30,
                             1998              1997
                           ---------         --------
                         (unaudited)
Raw materials             $  537,013        $  515,279
Work-in-process              702,867           505,563
Finished goods               245,862           281,315
Packaging supplies           175,260           116,283
                          ----------        ----------
                          $1,661,002        $1,418,440
                          ==========        ==========


Note 4.

The 1998 provision for federal income taxes was eliminated by the application of tax benefits of net operating loss carryforwards.

Note 5.

Two customers accounted for approximately 33% and 32%, respectively, of net sales for the nine month period ended March 31, 1998. Three customers accounted for approximately 22%, 13%, and 11%, respectively, of net sales for the nine month period ended March 31, 1997.

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

         In addition to historical information, this Form 10-QSB contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publically revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors decribed in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-QSB to be filed by the Corporation in Fiscal 1998, and any Current Reports on Form 8-K filed by the corporation.


Three months ended March 31, 1998 compared with three months ended March 31,
1997

         Net sales for the three months ended March 31, 1998 (Third Quarter Fiscal 1998) increased by 136% to $2,690,126 from net sales of $1,139,634 for the three months ended March 31, 1997 (Third Quarter Fiscal 1997). Sales increased during Third Quarter Fiscal 1998 due to increased sales of the Company's products through additional private label supply agreements and increased contract manufacturing.

         Cost of sales increased by 195%, to $1,853,313 in Third Quarter Fiscal 1998 from $628,755 in Third Quarter Fiscal 1997. The cost of sales increase is a result of the increase in sales over Third Quarter Fiscal 1997 as well as an increase in personnel and related costs. Gross profit margins for Third Quarter Fiscal 1998 and Third Quarter Fiscal 1997 were 31% and 45%, respectively. The decrease in the gross profit percentage is primarily due to the variance in the sales mix and an increase in contract manufacturing with lower gross margins.

         Selling, general and administrative expenses increased by 13% to $366,156 in Third Quarter Fiscal 1998 from $324,117 in Third Quarter Fiscal 1997. This increase is due to increases in research and development costs and increases in various administration costs as a result of the growth of the Company during Third Quarter Fiscal 1998.

         As a result of the foregoing, the Company reported an operating profit of $470,657 for Third Quarter Fiscal 1998, as compared to an operating profit of $186,762 for Third Quarter Fiscal 1997.

         The Company's interest expense increased to $203,753 in Third Quarter Fiscal 1998 from $161,461 in Third Quarter Fiscal 1997 primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

The Company reported net income of $270,939 for Third Quarter Fiscal 1998, $0.05 basic income per share, $0.02 on a diluted basis, compared to net income of $25,301 for Third Quarter Fiscal 1997, ($0.00 earnings per share).

Nine months ended March 31, 1998 compared with nine months ended March 31,
1997

         Net sales for the nine months ended March 31, 1998 increased by 174% to $7,633,506 from net sales of $2,788,749 for the nine months ended March 31, 1997. Sales increased during the nine months ended March 31, 1998 due to increased sales of the Company's products through additional private label supply agreements and increased contract manufacturing.

         Cost of sales increased by 193%, to $4,818,160 for the nine months ended March 31, 1998 from $1,646,587 for the nine months ended March 31, 1997. The cost of sales increase is due primarily to the increase in sales as well as an increase in personnel and related costs. Gross profit margins for the nine months ended March 31, 1998 and March 31, 1997 were 37% and 41%, respectively. The decrease in the gross profit percentage is primarily due to the variance in the sales mix and increased contract manufacturing with lower gross profit margins.

         Selling, general and administrative expenses increased by 40% to $1,204,006 for the nine months ended March 31, 1998 from $859,257 for the nine months ended March 31, 1997. This increase is due to increases in overall administrative costs associated with the growth of the Company during the nine months ended March 31, 1998.

         As a result of the foregoing, the Company reported an operating profit of $1,611,340 for the nine months ended March 31, 1998, as compared to an operating profit of $282,905 for the nine months ended March 31, 1997.

         The Company's interest expense increased to $598,131 in the nine months ended March 31, 1998 from $480,760 in the nine months ended March 31, 1997, primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

         The Company reported net income of $1,022,641 for the nine months ended March 31, 1998, $0.20 basic income per share; $0.07 on a diluted basis, compared to a net loss of $199,754, or $0.04 basic loss per share, for the nine months ended March 31, 1997.

Liquidity and Capital Resources -

         The Company generated $800,282 and used $141,329 of cash in operations during the nine months ended March 31, 1998 and 1997, respectively. Net cash generated from operations increased during the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997 as a result of higher net income. Accounts receivable increased as a result of increased sales levels during the nine months ended March 31, 1998 offset partially by a higher accounts receivable turnover. Inventory levels increased to support anticipated continued increases in sales levels. Other assets increased due to deposits being made on equipment and deposits on a leased facility. Accrued expenses decreased due to litigation settlement costs previously accrued being paid. Accrued interest increased as a result of payments on the shareholder deferred interest becoming current.

         The Company expended $1,700,084 for property, plant and equipment during the nine months ended March 31, 1998 compared to $364,833 expended during the nine months ended March 31, 1997. The Company has budgeted for an additional $300,000 in capital expenditures in Fiscal 1998 and is currently negotiating to obtain the necessary financing. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth from the contract manufacturing and private label supply agreements, and to support new product introductions.

         Net cash provided by financing activities increased to $904,766 during the nine months ended March

31, 1998 from $539,930 provided by financing activities during the nine months ended March 31, 1997. This increase in cash provided by financing activities was primarily used to finance capital expenditures.

         As a result of the foregoing, the Company experienced a $4,964 increase in cash available from the beginning to the end of the nine months ended March 31, 1998, resulting in $20,473 cash available at the end of the Third Quarter Fiscal 1998.

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

         This financing facility originally consisted of a $2,000,000 revolving line of credit ("shareholder line of credit") and a $2,000,000 9% convertible debenture ("shareholder debenture"). The shareholder line of credit and the shareholder debenture are secured by substantially all of the Company's assets and are subordinated to the bank lines of credit, term loans and mortgage term loan payable. In March 1993, at the Company's request, William Farber increased the aggregate credit available under the shareholder line of credit to $3,500,000. The Company requested the additional financing to provide working capital while the Company reformulated products and obtained supplemental approvals from the FDA. During First Quarter Fiscal 1998, the Company increased the aggregate credit available under the shareholder line of credit to $4,250,000. The Company requested the additional financing to finance equipment purchases and to provide working capital to support anticipated growth.

         The shareholder line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The principal is due October 1, 1999. Accrued interest from April 1, 1995 to June 30, 1996 is payable in equal monthly installments of $17,530 commencing January 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due October 1, 1999. Accrued interest from July 1, 1996 to June 30, 1997 is payable in equal monthly installments of $14,297, commencing July
15, 1998 and continuing on the fifteenth day of each month thereafter, with the balance due October 1, 1999. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due October 31, 1999. At March 31, 1998 accrued interest was approximately $1,001,000 of which $709,000 is included in the long-term outstanding balance. At March 31, 1998 $292,000 was classified as currently due. At March 31, 1998 there was $325,000 available under the shareholder line of credit.

         The shareholder debenture bears interest at 9% per annum. The shareholder debenture is due December 23, 1998. The shareholder debenture and accrued interest is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). Accrued interest from April 1, 1995 to June 30, 1996 is payable in equal monthly installments of $9,500, commencing January 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1998. Accrued interest from July 1, 1996 to June 30, 1997 is payable in equal monthly installments of $7,604, commencing
July 15, 1998 and continuing on the fifteenth day of each month thereafter, with the balance due December 23, 1998. Interest accrued on the outstanding principal balance from and after July 1, 1997 is payable in equal monthly installments, commencing July 15, 1998 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1998. At March 31, 1998 accrued interest was $519,000 and was classified as currently due.

         Management expects to have sufficient operating income during Fiscal 1998 to make the required monthly interest payments.

         In May 1993, the Company obtained a $500,000 mortgage term loan from a Bank that provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $302,778 is due in May 2000. The Company has a $1,250,000 line of credit from the Bank that bears interest at prime plus 1.25% per annum. The line of credit is limited to 80% of qualified accounts receivable and 50% of finished goods inventory. At March 31, 1998, $250,000 was available under the line of credit. Both loans are secured by substantially all of the Company's assets and the mortgage term loan is guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the Bank.

         On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line were converted into a secured term loan payable in forty-eight equal monthly installments. This term loan bears interest at 8.85% per annum. On April 1, 1997, $206,119 of borrowings under this line of credit and an additional $3,101 advance was converted into a secured term loan payable in forty-eight even monthly installments. This term loan of $209,220 bears interest at prime plus 1.5%. At March 31, 1998, there was no availability under the revolving line of credit for equipment financing. The term loan is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

         On March 20, 1997, the Company secured a $350,000 bank revolving line of credit for equipment financing expiring July 1, 1997. Advances are limited to 80% of equipment costs. The line of credit bears interest at prime plus 1.5%. On December 10, 1997, $323,688 of borrowings under this line of credit were converted into a secured term loan payable in forty-eight equal monthly installments. This term loan of $323,688 bears interest at 8.5% per annum and is collateralized by all of the Company's present and future equipment. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

         On September 24, 1997, the Company secured a $400,000 term loan to be used to purchase certain specified equipment. The term loan is payable in 59 equal monthly installments of principal and interest with a final payment of all outstanding principal and interest due in the 60th month. This term loan bears interest at 8.9% per annum and is collateralized by all equipment purchased under the facility and cross-collateralized by all of the Company's present and future equipment.

         On December 10, 1997, the Company secured a $615,000 term loan to be used to purchase certain specific equipment. The term loan is payable in 59 equal monthly installments of principal and interest with a final payment of all outstanding principal and interest due in the 60th month. This term loan bears interest at 8.5% per annum and is collateralized by equipment purchased under the facility. It is also cross-collateralized with the bank mortgage term loan payable and the line of credit.

         Management currently believes the balances available under the Company's existing lines of credit and working capital generated by increased sales activity will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products, increased research and development activities, increased sales from contract manufacturing and anticipated capital expenditures, will result in the Company having to increase its lines of credit to provide the necessary working capital and capital expenditure financing to support the Company's growth. The Company is currently negotiating with the bank to further increase its borrowing capacity.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity or financial condition.

Prospects for the Future

         As of March 31, 1998, the Company was manufacturing and marketing three products, BCC, Primidone, and Dicyclomine. Ten additional products are under development at this time. Five of these products are being developed and manufactured for other companies, while the other five products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the FDA for supplemental approval. Two additional products represent previously approved ANDA's that the Company is planning to reintroduce. The remaining two Lannett products represent new product introductions as part of the Company's commitment to a research and development program, one of which has completed a bio-study and has recently been submitted to the FDA for review. Since the Company has no control over the FDA review process, management is unable to anticipate when it will commence production and begin shipping other new products.

         During Fiscal 1997, the Company signed a number of major contract manufacturing supply agreements. The high quality of Lannett production facilities, equipment and staff offers attractive alternatives for contract development and manufacturing for other pharmaceutical companies and Lannett intends to further pursue this area of business. In addition the Company also signed a number of private label supply agreements with larger generic pharmaceutical companies to increase market share of its current product line by utilizing the sales and marketing strengths of these larger companies.


Year 2000

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

ITEM 5.  OTHER INFORMATION

      The Company has increased its activities beyond the capacity of its current facility. As a result on December 19, 1997, it entered into a three year lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. The base rent is $90,000 per year. The facility is located approximately 1.5 miles from its main operating facility. This new facility will house research and development, administration and warehousing operations

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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



                                                       LANNETT COMPANY, INC.



Dated: May 6, 1998        By:   / s / Jeffrey M. Moshal
                                      -----------------
                                      Jeffrey M. Moshal
                                      Vice President - Finance and Treasurer

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

 10(b)    Amendment #1 to Loan Agreement     Incorporated by reference to Exhibit 10(b) to
          dated March 15, 1993               the Annual Report on Form 10-KSB f/y/e June 30,
                                             1993 ("1993 Form 10-KSB")

 10(c)    Amendment #2 to Loan Agreement     Incorporated by reference to Exhibit 10(C)
          dated August 1, 1994               to the Annual Report on Form 10-KSB f/y/e
                                             June 30, 1994 ("1994 Form 10-KSB")

 10(d)    Amendment #3 to Loan Agreement     Incorporated by reference to Exhibit 10(d) to
          dated May 15, 1995                 the Annual Report on Form 10-KSB f/y/e June 30,
                                             1995 ("1995 Form 10-KSB")

 10(e)    Amendment #4 to Loan Agreement     Incorporated by reference to Exhibit 10(e)
          dated December 31, 1995            to the Annual Report on Form 10-KSB f/y/e
                                             June 30, 1996 ("1996 Form 10-KSB")

 10(f)    Amendment #5 to Loan Agreement     Incorporated by reference to Exhibit 10(f) to
          dated June 30, 1996                the Annual Report on 1996 Form 10-KSB


 10(g)    Amendment #6 to Loan Agreement     Incorporated by reference to Exhibit 10(g)
          dated November 1, 1996             to the Annual Report on Form 10-KSB f/y/e
                                             June 30, 1997 ("1997 Form 10-KSB")

 10(h)    Amendment #7 to Loan Agreement     Incorporated by reference to Exhibit 10(h) to
          dated September 9, 1997            the Annual Report on 1997 Form 10-KSB

 10(i)    Loan Agreement dated May 4, 1993   Incorporated by reference to Exhibit 10(C)to the
          between the Company and Meridian   1993 Form 10-KSB
          Bank




Exhibit
 Number             Description                        Method of Filing
-------             -----------                        ----------------
 10(j)    Amendment to Loan Documents        Incorporated by reference to Exhibit 10(e) to
          between the Company and Meridian   the Annual Report on 1994 Form 10-KSB
          Bank dated as of December 8, 1993

 10(k)    Letter Agreement between the       Incorporated by reference to Exhibit 10(f) to
          Company and Meridian Bank dated    the Annual Report on 1994 Form 10-KSB
          December 21, 1993

 10(l)    Third Amendment to Loan            Incorporated by reference to Exhibit 10(g) to
          Agreement dated as of June 9,      the Annual Report on 1994 Form 10-KSB
          1994

 10(m)    Fourth Amendment to Loan           Incorporated by reference to Exhibit 10(i) to
          Documents between the Company      the Annual Report on 1995 Form 10-KSB
          and Meridian Bank as of October
          27, 1994

 10(n)    Letter Agreement between the       Incorporated by reference to Exhibit 10(j) to
          Company and Meridian Bank dated    the Annual Report on 1995 Form 10-KSB
          October 27, 1994

 10(o)    Letter Agreement between the       Incorporated by reference to Exhibit 10(k) to
          Company and Meridian Bank dated    the Annual Report on 1995 Form 10-KSB
          July 10, 1995

 10(p)    Amendment to Security Agreement    Incorporated by reference to Exhibit 10(l) to
          between the Company and Meridian   the Annual Report on 1995 Form 10-KSB
          Bank dated as of July 31, 1995

 10(q)    Line of Credit Note dated July     Incorporated by reference to Exhibit 10(m) to
          31, 1995                           the Annual Report on 1995 Form 10-KSB

 10(r)    Fifth Amendment to Loan            Incorporated by reference to Exhibit 10(n) to
          Agreement dated July 31, 1995      the Annual Report on 1995 Form 10-KSB

 10(s)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(q) to
          between the Company and Meridian   the Annual Report on 1996 Form 10-KSB
          Bank, dated March 5, 1996.

 10(t)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(t) to
          between the Company and            the Annual Report on 1997 Form 10-KSB
          Corestates Bank, dated March 20,
          1997.

 10(u)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(u) to
          between the Company and            the Annual Report on 1997 Form 10-KSB
          Corestates Bank, dated March 20,
          1997.


Exhibit
 Number             Description                        Method of Filing
-------             -----------                        ----------------
 10(v)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(v) to
          between the Company and            the Annual Report on 1997 Form 10-KSB
          Corestates Bank, dated May 23,
          1997.

 10(w)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(w) to
          between the Company and            the Annual Report on 1997 Form 10-KSB
          Corestates Bank, dated September
          24, 1997.

 10(x)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(x) to
          between the Company and            the Quarterly Report on Form 10-QSB for the
          Corestates Bank, dated December    period ended December 31, 1997
          10, 1997.

 10(y)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(y) to
          between the Company and            the Quarterly Report on Form 10-QSB for the
          Corestates Bank, dated December    period ended December 31, 1997
          10, 1997.

 10(z)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(z) to
          between the Company and            the Quarterly Report on Form 10-QSB for the
          Corestates Bank, dated December    period ended December 31, 1997
          10, 1997.

 10(aa)   Employment agreement between the   Incorporated by reference to Exhibit 10(i) to
          Company and Vlad Mikijanic         the Annual Report on 1994 Form 10-KSB

 11       Computation of Per Share Earnings  Filed Herewith

 22       Subsidiaries of the Company        Incorporated by reference to the Annual Report
                                             on Form 10-K f/y/e June 30, 1997

 27       Financial Data Schedule            Filed Herewith
