Form 10KSB
period 1998-06-30
LANNETT CO INC
filed 1998-09-28
CIK 57725

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to
                                      -------------  ----------------

                          Commission File No. 0-9036

                            LANNETT COMPANY, INC.
                (Name of small business issuer in its charter)

State of Delaware                                                23-0787-699
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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes__X__ No____

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        The issuer had net sales of $9,464,814 for the fiscal year ended June 30, 1998.

        As of September 11, 1998, the aggregate market value of the voting stock held by non-affiliates was approximately $7,641,694 computed by reference to the average of the bid and asked prices of such stock as quoted by the National Quotations Bureau, Inc.

        As of September 11, 1998, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                          Page 1 of 122 pages
                                                             Exhibit Index on
                                                                      Page 39

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

        The Company manufactures and distributes pharmaceutical products sold under generic names ("competitive pharmaceutical products") and historically has manufactured and distributed pharmaceutical products sold under its trade or brand names. In addition, the Company contract manufactures and private labels pharmaceutical products for other companies.

        During Fiscal 1997, the Company signed a contract development and manufacturing agreement and a number of private-label supply agreements (collectively the "Supply Agreements"). The private label supply agreements signed with other generic pharmaceutical companies enable the Company to further penetrate the market for its current product lines. Revenues from these agreements began in Fiscal 1998.

        With the new supply agreements, the use of the Company's manufacturing capacity has increased from approximately 70% during Fiscal 1997, to full utilization in Fiscal 1998 (utilizing one shift). The Company is currently operating certain departments on a second shift, and has constructed additional manufacturing areas to accommodate the anticipated growth in business. On December 19, 1997 the Company entered into a three-year lease for a 23,500 square foot facility. This new facility will house research and development, administration and warehousing operations.

        Principal Products.

        During Fiscal 1998, the Company manufactured and distributed five products: Butalbital Compound Capsules ("BCC"), a generic version of Novartis Pharmaceutical Corporation's Fiorinal(R); an analgesic primarily used for the treatment of migrane headaches, Primidone, a generic version of American Home Product's Mysoline(R) an anti-convulsant, Dicyclomine Hydrochloride USP, 10-mg capsules, a generic version of Hoechst Marion Roussel's Bentyl(R), an antispasmodic and anticholinergic agent; Pseusoephedrine Hydrochlorine 60-mg tablets and Guafenesin/Ephedrine 25/200-mg tablets, both cough/cold preparations.

        Ten additional products are currently under development. Four of these products are being developed and manufactured for other companies, while the other six products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Four additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") that the Company is planning to reintroduce. The remaining product represents a new product introduction, for which a bio-study has been completed and has been submitted to the FDA for review. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products.

During Fiscal 1997, the Company signed a number of Supply Agreements. The high quality of Lannett production facilities, equipment and staff offers attractive alternatives for contract development and manufacturing for other pharmaceutical companies and Lannett intends to further pursue this area of business. In addition the Company signed a number of private label supply agreements with larger generic pharmaceutical companies to increase market share of its current product line by utilizing the sales and marketing strengths of these larger companies.


        Raw Materials.

        The raw materials used by the Company in the manufacture of pharmaceutical products consist of pharmaceutical chemicals in various forms, which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. Four suppliers, BI Chemicals Inc.,Capsugel, Penn Bottle and Supply Co. and Ganes Chemicals Inc. accounted for approximately 43%, 16%, 12% and 12%, respectively of the Company's raw material purchases in Fiscal 1998. Three suppliers, Ganes Chemicals Inc, BI Chemicals Inc. and Capsugel, accounted for approximately 22%. 18% and 10%, respectively of the Company's raw material purchases in Fiscal 1997. The raw materials purchased from these suppliers are available from a number of vendors.

        Distribution.

        The Company sells its pharmaceutical products primarily to wholesalers, distributors, warehousing chains, retail chains and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. The Company has a number of Supply Agreements. Two customers accounted for approximately 30% and 28%, respectively, of the Company's net sales in Fiscal 1998. Four customers accounted for approximately 17%, 11%, 10% and 10% respectively, of net sales in Fiscal 1997. The Company believes that net sales from two of its supply agreements combined could reach approximately 20% of Fiscal 1999 net sales. As the Company introduces additional products and is awarded additional Supply Agreements the Company expects to broaden its customer base.

        Competition.

        The manufacture and distribution of pharmaceutical products is a highly competitive industry. Competition in the pharmaceutical industry is primarily based on quality, price and service. The Company intends to compete primarily on this as well as flexibility, availability of inventory, and that the Company's products are only available from limited competitors. The modernization of its facilities, implementation of inventory and quality control programs and the recent supply agreements have improved the Company's competitive position.

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

        The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and, to the extent that its business operations entail the generation, storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants, to various federal, state and local environmental protection laws and regulations. The Company monitors its compliance with all environmental laws. Any compliance costs, which may be incurred, are contingent upon the results of future site monitoring and will be charged against operations when incurred. During each of the years ended June 30, 1998 and 1997, the Company incurred monitoring costs of less than $10,000.


        Research and Development.

        During Fiscal 1998 and Fiscal 1997 the Company incurred research and development costs of approximately $466,000 and $263,000. Approximately $400,000 is expected to be incurred on bioequivalency studies for new products during Fiscal 1999.

        Employees.

        The Company currently employs 91 employees, all of whom are full-time.

ITEM 2.        DESCRIPTION OF PROPERTY

        The Company's general business offices, laboratory and manufacturing and distribution facilities are located in a facility owned by the Company at 9000 State Road, Philadelphia, Pennsylvania. This facility was extensively renovated during Fiscal 1993 and Fiscal 1992 and contains approximately 31,000 square feet, located on four and one half (4-1/2) acres. The Company has increased its activities beyond the capacity of its current facility. As a result on December 19, 1997, it entered into a three-year lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. The base rent is $90,000 per year. The facility is located approximately 1.5 miles from its main operating facility. This new facility will house research and development, administration and warehousing operations

        The Company's facility is subject to a mortgage in favor of Corestates Bank pursuant to an Open-End Mortgage dated May 4, 1993, which has been subject to numerous amendments See "MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources."

ITEM 3.        LEGAL PROCEEDINGS

        Regulatory Proceedings. The Company is engaged in an industry, which is subject to considerable government regulation relating to the development, manufacturing and marketing of pharmaceutical products. Accordingly, incidental to its business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the FDA and the DEA.


        Employee Claim. A claim of retaliatory discrimination has been filed by a former employee with the Pennsylvania Human Relations Commission ("PHRC"). The Company has denied liability in this matter, which is being investigated by the PHRC pursuant to its normal procedures. Management believes that the outcome will not have a material adverse impact on the financial position of the Company.

        A claim of sexual harassment and retaliation also has been filed against the Company by another former employee. The claim was cross-filed with the PHRC and with the Equal Employment Opportunity Commission ("EEOC"), which already has closed its file on the charge. The Company has filed an answer with the PHRC denying the charge, and the PHRC is investigating the claim pursuant to its normal procedures. Management believes that the outcome of this charge also will not have a material adverse impact on the financial position of the Company.


        DES Cases. The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. The Company has persuaded its insurance carriers to resume defense and indemnification of most DES claims, has recovered from its carriers some of the amounts the Company previously expended in these cases, and is negotiating with its carriers for recovery of the balance of such amounts. Management believes that the outcome will not have a material adverse impact on the financial position of the Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters have been submitted to a vote of the Company's security holders since the annual meeting of shareholders held April 17, 1998.

                                   PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information.

        The Company's common stock trades in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by the National Quotations Bureau, Inc. (the "NQB"). The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock during Fiscal 1998 and 1997 as quoted by the NQB. Such quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

-----------------------------------------------------------------------------
                       Fiscal Year Ended June 30, 1998
-----------------------------------------------------------------------------

                                                                High      Low
                                                                ----      ---
First quarter............................................      $1.63    $1.00
Second quarter...........................................       3.00     1.13
Third quarter............................................       2.63     2.25
Fourth quarter...........................................       2.40     1.63


                       Fiscal Year Ended June 30, 1997
                                                                High      Low
                                                                ----      ---
First quarter ...........................................     $ 1.75   $ 1.25
Second quarter ..........................................       1.88     1.13
Third quarter............................................       1.88     1.13
Fourth quarter  .........................................       1.75      .88



        Holders.

        The number of holders of record of the Company's common stock as of September 11, 1998 is 506.

        Dividends.

        The Company did not pay any cash dividends in Fiscal 1998 or 1997. The Company intends to use all available funds for the Company's working capital and does not anticipate paying cash dividends in the foreseeable future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        In addition to historical information, this Form 10-KSB contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-QSB to be filed by the Company in Fiscal 1998, and any Current Reports on Form 8-K filed by the Company.

        Results of Operations - Fiscal 1998 to Fiscal 1997.

        Net sales for Fiscal 1998 increased by 149% to $9,464,814 from net sales of $3,800,736 in Fiscal 1997. Sales increased during Fiscal 1998 due to increased sales of the Company's products through additional Supply Agreements. The private-label supply agreements accounted for approximately $6.7 million and $1 million of Fiscal 1998 and 1997 net sales, respectively. Net sales derived from the contract development and manufacturing agreement represents approximately $140,000 and $0 for Fiscal 1998 and Fiscal 1997 respectively.

        Cost of sales increased by 132%, to $6,120,949 in Fiscal 1998 from $2,636,360 in Fiscal 1997. The cost of sales increase is due primarily to the increase in sales and production volumes over Fiscal 1997. Cost of sales for the private-label supply agreements is consistent with the overall cost of sales except for discounts allowed. Cost of sales related to the contract development and manufacturing agreement represents approximately $70,000 and $0 for Fiscal 1998 and Fiscal 1997, respectively. Gross profit margins for Fiscal 1998 and Fiscal 1997 were 35% and 31%, respectively. The increase in the gross profit percentage is primarily due to greater overhead absorption as a result of the higher sales levels and production volumes.

        Selling, general and administrative expenses increased by 35% to $1,663,827 in Fiscal 1998 from $1,236,258 in Fiscal 1997. This increase is due to increases in research and development costs for an expanded product line and increases in various administration costs as a result of the growth of the Company during Fiscal 1998.

        As a result of the foregoing, the Company reported an operating profit of $1,680,038 for Fiscal 1998, as compared to an operating loss of ($71,882) for Fiscal 1997.

        The Company's interest expense increased to $804,316 in Fiscal 1998 from $638,458 in Fiscal 1997 primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

        During Fiscal 1998, the Company settled certain litigation matters, in which it was named as a defendant or co-defendant, for $79,000. These costs were accrued for in Fourth Quarter Fiscal 1997.

        During Fiscal 1998 the Company recorded a deferred tax benefit of $150,000.

        The Company reported net income of $1,025,722 for Fiscal 1998, $0.20 basic income per share, $0.08 on a diluted basis, compared to a net loss of $789,340 for Fiscal 1997, ($0.15) basic loss per share, ($0.15) on a diluted basis.


Liquidity and Capital Resources -

        The Company generated $493,148 and used $342,049 of cash in operations during Fiscal 1998 and 1997, respectively. Net cash generated from operations increased from Fiscal 1997 to Fiscal 1998 as a result of higher net income. Accounts receivable increased as a result of increased sales levels during Fiscal 1998 offset partially by a higher accounts receivable turnover. Inventory levels increased to support anticipated continued increases in sales and production levels. Other assets increased due to deposits being made on equipment. Accrued interest increased as a result of the Company continuing to defer interest payments on the shareholder debt.

        The Company expended $2,059,370 for property, plant and equipment during Fiscal 1998 compared to $960,314 expended during Fiscal 1997. The large increase in capital expenditures was required to accommodate the growth that occurred during Fiscal 1998 and to accommodate future growth. The Company has budgeted for an additional $650,000 in capital expenditures in Fiscal 1999 and is currently negotiating to obtain the necessary financing. The Company has received local approval for a $6,500,000 industrial development revenue bond. Funding is expected to be available during the Quarter ended December 31, 1998. The proceeds are to be used to refinance existing term debt, repay deferred shareholder interest, and to provide additional financing for capital expenditures. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth from the contract manufacturing and private label supply agreements, and to support new product introductions.

        Net cash provided by financing activities increased to $1,567,408 during Fiscal 1998 from $1,292,614 provided by financing activities during Fiscal 1997. This increase in cash provided by financing activities was primarily used to finance capital expenditures.

        As a result of the foregoing, the Company experienced a $1,186 increase in cash available from the beginning to the end of Fiscal 1998, resulting in $16,695 cash available at the end of Fiscal 1998.

        Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's net sales or income from continuing operations.

        From Fiscal 1987 through Fiscal 1994, the Company incurred operating losses and suffered cash flow restraints. The Company suspended manufacturing operations from August 1991 through October 1992. The Company obtained the needed capital to renovate its manufacturing facility; to acquire new equipment, to remove hazardous waste materials, to retain new management and to provide working capital, primarily from a financing facility made available to the Company by William Farber, a principal shareholder and Chairman of the Board of Directors, in August 1991.

        This financing facility made available to the Company by William Farber, a principal shareholder and Chairman of the Board of Directors originally consisted of a $2,000,000 revolving line of credit ("shareholder line of credit") and a $2,000,000 9% convertible debenture ("shareholder debenture"). The shareholder line of credit and the shareholder debenture are secured by substantially all of the Company's assets and are subordinated to the bank lines of credit, term loans and mortgage term loan payable. In March 1993, at the Company's request, William Farber increased the aggregate credit available under the shareholder line of credit to $3,500,000. The Company requested the additional financing to provide working capital while the Company reformulated products and obtained supplemental approvals from the FDA. During First Quarter Fiscal 1998, the Company increased the aggregate credit available under the shareholder line of credit to $4,250,000. The Company requested the additional financing to finance equipment purchases and to provide working capital to support anticipated growth.


        The shareholder line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 1998 was 9.5%. The principal is due October 1, 1999. Accrued interest from April 1, 1995 to June 30, 1996 is payable in six equal monthly installments of $52,590, commencing January 15, 1999 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from July 1, 1996 to June 30, 1997 is payable in six equal monthly installments of $57,188, commencing April 15, 1999 and continuing on the fifteenth day of each month thereafter, until paid in full. Accrued interest from July 1, 1997 to June 30, 1998 is payable in six equal monthly installments of $63,554, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter, with the balance due October 1, 1999. Interest accrued on the outstanding principal balance from and after July 1, 1998 is payable in twelve equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter with the balance due October 1, 1999. At June 30, 1998 accrued interest was approximately $1,040,000 of which $553,000 is classified as long term. At June 30, 1998, $487,000 was classified as currently due. At June 30, 1998, the Company had $3,925,000 outstanding and $325,000 available under the shareholder line of credit.

        The shareholder debenture bears interest at 9% per annum. The maturity date of the shareholder debenture was recently extended from December 23, 1998 to December 23, 1999. The shareholder debenture and accrued interest is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted for the Company's 4 for 1 stock splits in April 1992 and March 1993). The current outstanding indebtedness represented by the debenture and the related accrued interest is $2,536,000,

10,144,000 shares of common stock are subject to issuance on conversion of the debenture and accrued interest, which if converted would reduce the Company's earnings per share by $0.12. Accrued interest from April 1, 1995 to June 30, 1996 is payable in six equal monthly installments of $28,500, commencing January 15, 1999 and continuing on the fifteenth day of each month thereafter until paid in full. Accrued interest from July 1, 1996 to June 30, 1997 is payable in six equal monthly installments of $30,417, commencing April 15, 1999 and continuing on the fifteenth day of each month thereafter, until paid in full. Accrued interest from July 1, 1997 to June 30, 1998 is payable in six equal monthly installments of $30,417, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1998 is payable in twelve equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1999. At June 30, 1998 accrued interest was approximately $536,000, of which $274,000 is included in the long-term outstanding balance. At June 30, 1998, $262,000 was classified as currently due.

        Management expects to have sufficient operating cashflow during Fiscal 1999 to make the required monthly interest payments.

        In May 1993, the Company obtained a $500,000 mortgage term loan from a Bank that provides for monthly principal installments of approximately $2,800 plus interest at 9.25% per annum. A final balloon payment of $272,222 is due in May 2000.

        The Company has a $1,500,000 line of credit from the Bank that bears interest at prime plus 1.25% per annum (9.75% at June 30,1998). The line of credit is limited to 80% of qualified accounts receivable and 50% of finished goods inventory. At June 30, 1998, the Company had $1,250,000 outstanding and $250,000 was available under the line of credit. The line of credit and mortgage term loan are secured by substantially all of the Company's assets and are guaranteed by Mr. Farber, who has subordinated his loans to the Company to those of the Bank.

        On July 31, 1995, the Company secured a $300,000 bank revolving line of credit for equipment financing. Advances are limited to 80% of equipment costs. On April 1, 1996, $93,881 of borrowings under this line was converted into a secured term loan payable. This term loan bears interest at 8.85% per annum. On April 1, 1997, $206,119 of borrowings under this line of credit and an additional $3,101 advance was converted into a secured term loan payable in forty-eight equal monthly installments. This term loan bears interest at prime plus 1.5%. (10% at June 30, 1998) The term loan is collateralized by all of the Company's present and future equipment substantially, all Company assets and a personal guarantee of the major shareholder. It is also cross-collateralized with the bank term loans payable and the line of credit.

        On March 20, 1997, the Company secured a $350,000 bank revolving line of credit for equipment financing expiring July 1, 1997. Advances are limited to 80% of equipment costs. The line of credit bears interest at prime plus 1.5%. On December 10, 1997, $323,688 of borrowings under this line of credit was converted into a secured term loan payable in forty-eight equal monthly installments. This term loan bears interest at 8.5% per annum and is collateralized by all of the Company's present and future equipment, substantially all Company assets and a personal guarantee of the major shareholder. It is also cross-collateralized with the bank term loans payable and the line of credit.

        On September 24, 1997, the Company secured a $400,000 term loan payable in sixty equal monthly installments to be used to purchase certain specified equipment. This term loan bears interest at 8.9% per annum and is collateralized by all equipment purchased under the facility, substantially all Company assets and a personal guarantee of the major shareholder, and cross-collateralized with the bank term loans and the line of credit.

        On December 10, 1997, the Company secured a $615,000 term loan payable in sixty equal monthly installments to be used to purchase certain specific equipment. This term loan bears interest at 8.5% per annum and is collateralized by equipment purchased under the facility, substantially all Company assets and a personal guarantee of the major shareholder. It is also cross-collateralized with the bank term loans payable and the line of credit.

        On June 11, 1998, the Company secured a $500,000 loan to be used to purchase certain specific equipment. This term loan bears interest at 8.5% per annum, is payable on demand and is due December 31, 1998. This loan is collateralized by equipment purchased under the facility, substantially all Company assets and a personal guarantee of the major shareholder. It is also cross-collateralized with the bank term loans payable and the line of credit.

        Management currently believes the balances available under the Company's existing lines of credit and working capital generated by increased sales activity will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products, increased research and development activities, increased sales from contract manufacturing and anticipated capital expenditures, will result in the Company having to increase its lines of credit to provide the necessary working capital and capital expenditure financing to support the Company's growth. The Company has received approval for a $6,500,000 industrial development revenue bond. Funding is expected to be available during the Quarter ended December 31, 1998. The proceeds are to be used to refinance existing term debt, repay deferred shareholder interest, and to provide additional financing for capital expenditures. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth from the contract manufacturing and private label supply agreements, and to support new product introductions. However there can be no assurance that any of the above will occur.


        Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


               Prospects for the Future

        As described above, ten additional products are currently under development. Four of these products are being developed and manufactured for other companies, while the other six products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the FDA for supplemental approval. Four additional products represent previously approved ANDA's that the Company is planning to reintroduce. The remaining one product represent a new product introduction, which has completed a bio-study and has been submitted to the FDA for review. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence producing and shipping additional products.

During Fiscal 1997, the Company signed a number of Supply Agreements. The high quality of Lannett production facilities, equipment and staff offers attractive alternatives for contract development and manufacturing for other pharmaceutical companies and Lannett intends to further pursue this area of business. In addition the Company also signed a number of private label supply agreements with larger generic pharmaceutical companies to increase market share of its current product line by utilizing the sales and marketing strengths of these larger companies.

               Year 2000

As in the case with most other businesses, the Company is in the process of evaluating and addressing Year 2000 compliance of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 compliance efforts are designed to identify, address, and resolve issues that may be created by programs written to run on microprocessors which reference years as two digit fields rather than four. Any such programs may recognize a date using "00" as the year 1900 rather than 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs.

The Company continues to make progress in achieving Year 2000 compliance and is on schedule to be fully compliant by the end of Fiscal Year 1999. Nearly all of the Company's business systems were purchased as Commercial Off The-Shelf (COTS) Software and non-programmable electronic systems, which reduces the need for internal workforce dedication to software redesign. The Company has not hired any external consultants or incurred any additional costs thus far in its Year 2000 compliance efforts, other than the employment of an Management Information Systems Supervisor whose job function includes the Year 2000 compliance effort. The Company's use of its own information technology personnel to make the business systems Year 2000 compliant may delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

The inventory phase of all business, manufacturing, quality control and plant systems has been completed and the assessment phase of such systems is nearly complete. Results to date are encouraging The Company believes that some costs will be incurred to make certain quality control systems Year 2000 compliant but those costs should not be material as the equipment was slated to be replaced in Fiscal year 1999. As of June 30, 1998, the Company had not incurred any costs relating to remediation of the Year 2000 issue. The Company estimates that it will have total expenditures for remediation of approximately $50,000 in Fiscal Year 1999 and $25,000 in Fiscal Year 2000. The future remediation costs to be incurred are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different.

The Company continues to make inquiries of its vendors, professional advisors, customers and other constituents whose Year 2000 compliance is important to its ongoing business. Based on limited preliminary information received by the Company, no significant issues have been disclosed. In the event that any of the Company's significant suppliers, customers or the FDA do not successfully achieve Year 2000 compliance on a timely basis, the Company's business and operations could be materially adversely affected. The Company currently does not have any contingency plans due to the nature of limited supplier availability in the pharmaceutical industry. However it recognizes the need to develop contingency plans and expects to have these plans secured, where applicable by the end of Fiscal 1999.

The Company is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Since the Company is neither a hardware manufacturer nor a software manufacturer developer, the Company believes that any such claims against it will be without merit.

While the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters.


ITEM 7.       FINANCIAL STATEMENTS

        The financial statements and report of independent certified public accountants filed as a part of this Form 10-KSB are listed in the "Index to Financial Statements" filed herewith.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 13, 1998, the Company's independent accountants who previously audited the Company's financial statements for the fiscal year ended June 30, 1997 and prior years, Grant Thornton LLP were notified that the Company had elected not to utilize their services in connection with the audit of the Company's 1998 financial statements. Grant Thornton LLP's reports on the Company's financial statements for the fiscal year ended June 30, 1997 and June 30, 1996 did not contain an adverse opinion or a disclaimer of opinion: nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years ended June 30, 1997 and June 30, 1996 and the subsequent interim period preceding April 13, 1998, there were no disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Grant Thornton LLP would have caused it to make reference to the subject mater of the disagreement in connection with its report. The Company did not experience any of the events listed in Item 304 of regulation S-B as defined as "reportable events" within the Company's two most recent fiscal years ended June 30, 1997 and June 30, 1996 and the subsequent interim period preceding April 13,1998. The Form 8-K was filed on April 17, 1998.

        On May 8, 1998 the Company filed on Form 8-K notification of the engagement of Deloitte & Touche LLP as the Company's new independent accountant to audit the Company's financial statements as of June 30, 1998 and for the year then ended.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Directors and Executive Officers.

        The directors and executive officers of the Company are set forth below:


                                Age                  Position
                                ---                  --------
Directors:

Roy English                     67                   Director

David Farber1                   39                   Director

William Farber                  67             Chairman of the Board


Other Executive Officers:

Vlad Mikijanic                  47      Vice President of Technical Affairs

Jeffrey Moshal                  34    Vice President - Finance and Treasurer

        Roy English has served as a Director of the Company since February 1993. Mr. English is a pharmacist by profession. For many years prior to 1987, Mr. English owned and operated Major Pharmaceuticals - Kentucky (formerly Murray Drug Corp.), a generic drug distributor. In 1987, Mr.
English sold Murray Drug Corp. From 1987 through 1989, Mr. English served as President of Major Pharmaceuticals - Kentucky. Mr. English provided consulting services to Major Pharmaceuticals from 1989 to August 1993. In 1988, Mr. English formed English Farms, Inc., a closely held family corporation, which sells food products and is currently Chairman of its Board. In 1991, Mr. English purchased 50% of Southeastern Book Co., an entity which buys and sells used college textbooks. He has retired as President but still serves as a director of such Company. During Fiscal 1998, Mr. English sold his interest in Southeastern Book Company and resigned from its board of directors.

        David Farber was elected a Director of the Company in August 1991. In November 1994, Mr. Farber sold Vital Foods, Inc. and formed the TVO Inc., where he is serving in the capacity of president. Up until 1990, Mr. Farber has been the President and owner of Vital Foods, Inc., an eight-store chain of health food stores in the Detroit, Michigan area. Prior to that, Mr. Farber was employed by Michigan Pharmacal Corporation for 13 years; the most recent six years as Executive Vice President and prior to that, as Production Manager. David Farber is the son of William Farber.

        William Farber was elected as Chairman of the Board of Directors in August 1991. From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical

--------
1       David Farber is the son of William Farber.

Company. From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation. From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation. Mr. Farber is a registered pharmacist in the State of Michigan. William Farber is the father of David Farber and the husband of Audrey Farber, Secretary of the Company.

        Vlad Mikijanic was elected Vice President of Technical Affairs in August 1991. For the prior 17 years, Mr. Mikijanic was employed by Zenith Laboratories in various positions including Corporate Director of Quality Control/Quality assurance, a position that he held at Zenith for three years.

        Jeffrey Moshal was elected Vice President - Finance and Treasurer in April 1996. Mr. Moshal joined the Company in August 1994 as Director of Financial Operations. For the prior seven years, Mr. Moshal was employed by Grant Thornton LLP, primarily serving manufacturing clients. Mr. Moshal is a Certified Public Accountant.

        Alan Saidel was elected Vice President Operations & Manufacturing in July 1998. Mr. Saidel joined the Company in February 1996 as Director of Operations & Manufacturing. Mr. Saidel has 16 years of experience in the pharmaceutical industry. Mr. Saidel has previously been employed at Barr Laboratories Inc., Mutual Pharmaceuticals Inc. and Pal-Pak Inc, where he held the position of Director of Financial Operations.

        To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer during the past five years.

        Section 16(a) Compliance.

        Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company during Fiscal 1998, the Company is aware that the following directors, officers or beneficial owners of more than ten percent of the Company's common stock failed to file on a timely basis the following reports pursuant required by
Section 16(a) of the Securities Exchange Act of 1934: Jeffrey M. Moshal and Alan Saidel each did not timely file a report reporting the grant of options to each of them during on October 13, 1998.of the failure to file on a timely basis, any of the reports required by Section 16(a) of the Securities Exchange Act of 1934.



ITEM 10.              EXECUTIVE COMPENSATION

        Summary Compensation Table

        The following table summarizes all compensation paid to or earned by the Executive Officers of the Company for Fiscal 1998, Fiscal 1997 and Fiscal 1996. There are no other executive officers whose total salary and bonus for services rendered to the Company or any subsidiary exceeding $100,000 during Fiscal 1998.

========================================================================================================
                                                                  Long Term Compensation
                                                               ----------------------------
                      Annual Compensation                              Awards       Payouts
                     --------------------                      -------------------- -------
     (a)           (b)       (c)       (d)          (e)          (f)          (g)         (h)        (i)
 Name and                                                      Restricted                LTIP      All Other
 Principal       Fiscal                         Other Annual     Stock       Options/   Payouts  Compensation
 Position         Year      Salary    Bonus(1)  Compensation   Award(s)      SAR        Amount       Amount
 --------        ------     ------    -----    ------------    ----------    -------    -------  ------------
William          1998       0           0         0              0            0           0         0
Farber

Chairman of
the Board

Vlad             1998       110,660     1,500     7,200(1)       0            0           0         3,320(2)
Mikijanic
Vice
President/
Technical
Affairs


                 1997       107,420     1,400     7,200(1)       0            0           0         3,223(2)
===========================================================================================================
                 1996       104,284     1,200     7,200(1)       0            0           0         3,129(2)
===========================================================================================================

Jeffrey M        1998       105,000     1,500     7,200(1)       0            100,000(3)  0         3,150(2)
Moshal

Vice
President/
Finance &
Treasurer

===========================================================================================================
Alan Saidel(4)   1998       101,523     1,500     7,200(1)       0            50,000(3)   0        16,652(2)

Vice
President/
Operations &
Manufacturing

===========================================================================================================


1 $7,200 paid to Mr. Mikijanic, Mr. Moshal and Mr. Saidel for automobile leasing and expenses for all periods presented.

2      Represents payments to the Company's 401 (k) Plan for Mr.
       Mikijanic, Mr. Moshal AND Mr. Saidel (3% of Mr. Mikijanic's, Mr. Moshal's and Mr. Saidel's salary) and $13,000 paid to Mr. Saidel for child care expenses.

3 The options represents 100,000 and 50,000 incentive stock options which were granted to Mr. Moshal and Mr. Saidel on October 13, 1997. pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable one-third on or after October 13, `1998, one-third on or after October 13, `1999 and one-third on or after October 13, `2000.



4      Mr. Saidel was elected as an officer of the Company on July 13, 1998.


        Option Grant Table

         (a)                 (b)           (c)                (d)                    (e)

                                         % of Total
                                         Options
                                         Granted to
                         Options         Employees in
         Name            Granted         Fiscal Year       Exercise Price     Expiration Date
  ----------------       --------        ------------      --------------     ---------------

Jeffrey M.Moshal
Vice President -           100,000          66.66%             1.375                10/12/07
Finance & Treasurer

Alan Saidel
Vice President -           50,000           33-34%             1.375                10/12/07
Operations &
Manufacturing

===============================================================================================


        Option Exercises and Year End Option Values
===============================================================================================

         (a)                 (b)           (c)                (d)                  (e)
                                                                                 Value of
                                                                                Unexercised
                                                      Number of Securities     In-the-Money
                           Shares                   Underlying Unexercised      Options at
                          Acquired                     Options at FY-End          FY-End
                             On           Value           Exercisable/          Exercisable/
        Name              Exercise      Realized         Unexercisable         Unexercisable *
===============================================================================================
Vlad Mikijanic                                                8,000               $     0
Vice President of            --               --                 --               $     0
Technical Affairs

Jeffrey M. Moshal
Vice President -             --               --                 --               $     0
Finance & Treasurer                                         100,000(1)            $50,000


Alan Saidel
Vice President -             --               --                 --                    --
Operations &
Manufacturing                                                50,000(1)            $25,000

===============================================================================================


(1) The options represents 100,000 and 50,000 incentive stock options which were granted to Mr. Moshal and Mr. Saidel on October 13, 1997. pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable one-third on or after October 13, `1998, one-third on or after October 13, `1999 and one-third on or after October 13, `2000.

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


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of September 11, 1998 information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:

===============================================================================================


                                              Excluding Options          Including Options
                                                and Debentures            and Debentures
                                            ----------------------    -----------------------

Name and Address of                          Number       Percent       Number       Percent
Beneficial Owner               Office       of Shares     of Class     of Shares     of Class(B)
----------------               ------       ---------     --------    ----------     --------
Directors/Executive Officers:

Roy English                   Director         34,000(1)     .65%         34,000(1)     .22%
9000 State Road
Philadelphia, PA 19136

David Farber2                 Director         71,872(3)    1.38%         71,872(3)     .47%
9000 State Road
Philadelphia, PA 19136

William Farber2             Chairman of     1,024,486      19.68%     11,168,486(4)   72.76%
9000 State Road              the Board
Philadelphia, PA 19136

Vlad Mikijanic
9000 State Road                 Vice                0          0           8,000(5)     .05%
Philadelphia, PA 19136       President
                                 of
                             Technical
                              Affairs

Jeffrey Moshal                  Vice              200          0%            200        .0%
9000 State Road             President -
Philadelphia, PA 19136      Finance and
                             Treasurer
=============================================================================================

===============================================================================================


                                               Excluding Options          Including Options
                                                 and Debentures             and Debentures
                                             -----------------------   ------------------------

Name and Address of                           Number        Percent      Number        Percent
Beneficial Owner               Office        of Shares      of Class    of Shares      of Class
----------------               ------        ---------      --------    ---------      --------



Alan Saidel                     Vice                 0          0%              0          0%
9000 State Road              President
Philadelphia, PA 19136       Operations &
                             Manufacturing


All directors and                            1,130,558      21.71%     11,282,558(6)   73.50%
executive officers as a
group (5 persons)



Other 5% Shareholders:

Samuel Gratz                                   906,567(7)   17.41%        906,567(7)    5.91%
1139 Kerper Street
Philadelphia, PA 19111

===============================================================================================


1       Includes 3,500 shares owned by the spouse of Mr. English.

2       William Farber is the father of David Farber and the husband of
Audrey Farber, the Secretary of the Company.

3       Includes 4,992 shares held by David Farber's minor child, 10,580 shares held in an individual retirement account and 1,900 shares held by David Farber's wife.

4       Includes 10,144,000 shares of common stock subject to issuance upon conversion of the debenture and accrued interest held by Mr. Farber. Mr. Farber may convert all or any portion of such indebtedness at any time prior to payment in full of the outstanding indebtedness represented by the debenture and accrued interest at a rate of 4000 shares of common stock for each $1,000 of outstanding indebtedness (adjusted to reflect the Company's 4 for 1 stock splits in April 1992 and March 1993), subject to anti-dilution provisions. The current outstanding indebtedness represented by the debenture and accrued interest is $2,536,000.

5       Represents 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $4.375 per share, and 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $3.78125 per share.

6         Includes 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $4.375 per share, and 4,000 shares of common stock subject to currently exercisable options to purchase shares at an exercise price of $3.78125 per share and 10,144,000 shares of common stock subject to issuance on the conversion of the debenture held by William Farber.



7       Includes 496 shares which are held by the wife of Samuel Gratz.

Assumes that all options and debentures exercisable within sixty days have been exercised, which results in 15,350,128 shares outstanding.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As described above, William Farber, a principal shareholder and a director of the Company, has provided the Company with a financing package aggregating $6,250,000, which the Company has used to renovate its manufacturing facility, to acquire new equipment, to remove hazardous waste materials, to retain new management and to provide working capital. The financing package was the Company's primary source of funds with which to operate during Fiscal 1993. The financing package consists of a $4,250,000 revolving line of credit and a $2,000,000 convertible debenture due December 23, 1999. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." Mr. Farber is currently the holder of 1,024,486 shares of common stock of the Company, or approximately 19.68% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." Mr. Farber also has the right to acquire an additional 10,144,000 shares of the Company's common stock upon conversion of the debenture and acrrued interest. The maturity date of the debenture was recently extended from December 23, 1998 to December 23, 1999, effectively extending the period during which it can be converted to common stock.

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

        (b) The Company filed two reports on Form 8-K during the Quarter ended June 30, 1998 On April 17, 1998 the Company filed on Form 8-K notification to Grant Thornton LLP notification that the Company had elected not to utilize the services of Grant Thornton LLP in connection with the audit of the Company's 1998 financial statements. On May 7, 1998 the Company filed on Form 8-K that it has engaged Deloitte & Touche LLP as the Company's new independent accountant to audit the Company's financial statements as of June 30,1998 and for the year then ended.

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LANNETT COMPANY, INC.

Date: September 24, 1998             By: / s / William Farber
     -------------------                 --------------------
                                            William Farber,
                                            Chairman of the Board


Date: September 24, 1997             By: / s /Jeffrey M. Moshal
     -------------------                 ----------------------
                                            Vice President -
                                         Finance and Treasurer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date


/s/ William Farber              Chairman of the Board       September 24, 1998
---------------------                                                 --
William Farber

/s/ Roy English                 Director                    September 21, 1998
---------------------                                                 --
 Roy English

/s/ David Farber                Director                    September 21, 1998
---------------------                                                 --
David Farber

------------------------------------------------------------------------------



                                     Lannett Company, Inc.
                                     and Subsidiary

                                     Consolidated Financial Statements for the
                                     Years Ended June 30, 1998 and 1997 and
                                     Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Lannett Company, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of Lannett Company, Inc. and subsidiary (the "Company") as of June 30, 1998, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company for the year ended June 30, 1997 were audited by other auditors whose report, dated September 4, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Philadelphia, Pennsylvania
September 2, 1998

LANNETT COMPANY, INC. AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------

ASSETS                                                 1998           1997
------                                                 ----           ----
CURRENT ASSETS:
  Cash                                             $    16,695    $    15,509
  Trade accounts receivable (net of
    allowance of $50,000 and $20,000)                1,357,131      1,007,902
  Inventories                                        2,071,946      1,418,440
  Prepaid expenses                                      67,304         46,523
                                                   -----------    -----------
           Total current assets                      3,513,076      2,488,374

PROPERTY, PLANT AND EQUIPMENT                        5,811,863      3,782,324
  Less accumulated depreciation                      1,502,199      1,165,891
                                                   -----------    -----------
                                                     4,309,664      2,616,433
                                                   -----------    -----------

OTHER ASSETS                                           143,864          5,425

DEFERRED TAX ASSET                                     150,000
                                                   -----------    -----------
TOTAL                                              $ 8,116,604    $ 5,110,232
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Line of credit                                   $ 1,250,000    $ 1,323,688
  Accounts payable                                     631,249        549,069
  Deferred interest payable - shareholder
    (including convertible deferred interest
     payable of $262,250 and $57,000)                  749,357        162,181
  Accrued expenses                                     180,941        251,524
  Current portion of long-term debt                    863,207        107,238
                                                   -----------    -----------
           Total current liabilities                 3,674,754      2,393,700
                                                   -----------    -----------
LONG-TERM DEBT, LESS CURRENT PORTION                 1,357,548        522,421
                                                   -----------    -----------
LINE OF CREDIT AND DEFERRED INTEREST - SHAREHOLDER   4,477,889      4,533,670
                                                   -----------    -----------

CONVERTIBLE NOTE PAYABLE AND DEFERRED INTEREST -
  SHAREHOLDER, LESS CURRENT PORTION                  2,273,750      2,353,500
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
  Common stock - authorized 50,000,000 shares,
     par value $0.001; issued and outstanding,
     5,206,128 shares                                    5,206          5,206
  Additional paid-in capital                           320,575        320,575
  Accumulated deficit                               (3,993,118)    (5,018,840)
                                                   -----------    -----------
           Total shareholders' deficiency           (3,667,337)    (4,693,059)
                                                   -----------    -----------
TOTAL                                              $ 8,116,604    $ 5,110,232
                                                   ===========    ===========


See notes to consolidated financial statements.

LANNETT COMPANY, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------

                                                       1998           1997
                                                       ----           ----
NET SALES                                         $ 9,464,814    $ 3,800,736

COST OF SALES                                       6,120,949      2,636,360
                                                  -----------    -----------
           Gross profit                             3,343,865      1,164,376

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          1,663,827      1,236,258
                                                  -----------    -----------
           Operating profit (loss)                  1,680,038        (71,882)
                                                  -----------    -----------
OTHER EXPENSE:
  Interest expense, including $566,825 and
   $525,625 to shareholder                           (804,316)      (638,458)
  Litigation settlements                                             (79,000)
                                                  -----------    -----------
                                                     (804,316)      (717,458)
                                                  -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT               875,722       (789,340)

INCOME TAX BENEFIT                                    150,000
                                                  -----------    -----------

NET INCOME (LOSS)                                 $ 1,025,722    $  (789,340)
                                                  ===========    ===========
Basic earnings (loss) per common share            $      0.20    $     (0.15)
                                                  ===========    ===========
Diluted earnings (loss) per common share          $      0.08    $     (0.15)
                                                  ===========    ===========


See notes to consolidated financial statements.

LANNETT COMPANY, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
YEARS ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------

                              Common Stock
                           -------------------   Additional
                            Shares                 Paid-in     Accumulated   Shareholders'
                            Issued      Amount     Capital       Deficit      Deficiency
                            ------      ------   ----------    -----------   -------------

BALANCE, JULY 1, 1996      5,206,128    $5,206    $320,575    $(4,229,500)   $(3,903,719)

  Net loss                                                       (789,340)      (789,340)
                           ---------    ------    --------    -----------    -----------

BALANCE, JUNE 30, 1997     5,206,128     5,206     320,575     (5,018,840)    (4,693,059)

  Net income                                                    1,025,722      1,025,722
                           ---------    ------    --------    -----------    -----------

BALANCE, JUNE 30, 1998     5,206,128    $5,206    $320,575    $(3,993,118)   $(3,667,337)



See notes to consolidated financial statements.

LANNETT COMPANY, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------

                                                          1998          1997
                                                          ----          ----
OPERATING ACTIVITIES:
  Net income (loss)                                   $ 1,025,722   $ (789,340)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                       369,374      206,686
      Deferred tax benefit                               (150,000)
  Changes in assets and liabilities which
    provided (used) cash:
      Trade accounts receivable                          (349,229)    (115,821)
      Inventories                                        (653,506)    (544,221)
      Prepaid expenses and other assets                  (162,455)        (128)
      Accounts payable                                     82,180      288,478
      Deferred interest payable - shareholder             401,645      497,130
      Accrued expenses                                    (70,583)     115,167
                                                      -----------   ----------
           Net cash provided by (used in)
             operating activities                         493,148     (342,049)
                                                      -----------   ----------
INVESTING ACTIVITIES -
  Purchases of property, plant and equipment, net      (2,059,370)    (960,314)
                                                      -----------   ----------

           Net cash used in investing activities       (2,059,370)    (960,314)
                                                      -----------   ----------

FINANCING ACTIVITIES:
  Borrowings under line of credit - shareholder           300,000      375,000
  Repayments under line of credit - shareholder          (250,000)
  Borrowings under line of credit                         250,000      775,596
  Repayments of debt                                     (247,592)     (67,202)
  Proceeds from debt                                    1,515,000      209,220
                                                      -----------   ----------

           Net cash provided by financing activities    1,567,408    1,292,614
                                                      -----------   ----------

NET INCREASE (DECREASE) IN CASH                             1,186       (9,749)

CASH, BEGINNING OF YEAR                                    15,509       25,258
                                                      -----------   ----------

CASH, END OF YEAR                                     $    16,695   $   15,509
                                                      ===========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid during year                           $   391,340   $  162,726
                                                      ===========   ==========

NONCASH INVESTING AND FINANCING ACTIVITIES -
  Borrowings under a line of credit of $323,688 were converted into a secured term loan payable during the year ended June 30, 1998


See notes to consolidated financial statements.

LANNETT COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Lannett Company, Inc. and subsidiary (the "Company"), a Delaware corporation, manufactures and distributes, throughout the nation, pharmaceutical products sold under generic names ("competitive pharmaceutical products") and, historically, has manufactured and distributed pharmaceutical products sold under its trade or brand names. In addition, the Company manufactures and develops pharmaceutical products for other companies.

       The Company is engaged in an industry which is subject to considerable government regulation related to the development, manufacturing and marketing of pharmaceutical products. In the normal course of business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the Federal Drug Administration (FDA) and the Drug Enforcement Agency (DEA).

       Principles of Consolidation - The consolidated financial statements include the accounts of Lannett Company, Inc. and its inactive wholly owned subsidiary, Astrochem Corporation. All intercompany accounts and transactions have been eliminated.

       Revenue Recognition - The Company recognizes revenue when its products are shipped. Under a contract in which product development occurs, the Company recognizes revenue when services are rendered.

       Inventories - Inventories are valued at the lower of cost (determined under the first-in, first-out method) or market.

       Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the years ended June 30, 1998 and 1997 was approximately $366,000 and $204,000, respectively.

       Deferred Debt Acquisition Costs - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for the years ended June 30, 1998 and 1997 was approximately $3,000.

       Research and Development - Research and development expenses are charged to operations as incurred. Research and development costs for the years ended June 30, 1998 and 1997 were approximately $466,000 and $263,000, respectively.

       Advertising Costs - The Company charges advertising costs to operations as incurred.

       Income Taxes - The Company uses the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities

       Long-Lived Assets - On July 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. Since adoption, no impairment losses have been recognized.

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Earnings per Common Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Concurrent with the adoption, all prior years' earnings per share information has been restated, resulting in no material differences. A reconciliation of the Company's basic and diluted earnings (loss) per share follows:


                                                        1998                          1997
                                             --------------------------    --------------------------
                                              Net Income     Shares         Net Loss       Shares
                                             (Numerator)  (Denominator)    (Numerator)   (Denominator)
                                             -----------  -------------    -----------   -------------
       Basic earnings (loss) per
         share factors                       $ 1,025,722    5,206,128      $ (789,340)     5,206,128
       Effect of potentially dilutive
         option plans and debentures:
           Interest on debentures               182,500
           Conversion on debentures                        10,144,000
           Employee stock options                              48,000
                                             -----------   ----------      ----------      ---------
           Diluted earnings (loss) per
             share factors                   $ 1,208,222   15,398,128      $ (789,340)     5,206,128
                                             ===========   ==========      ==========      =========
       Basic earnings (loss) per share       $      0.20                   $    (0.15)
       Diluted earnings (loss) per share     $      0.08                   $    (0.15)



       Stock Option Plan - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion
       (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized.

       New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which establishes standards for reporting information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company has not yet completed its analysis of the effects of adopting this statement on its presentation of financial data by business segment. The Company expects to adopt SFAS No. 131 in the first quarter of fiscal 1999.

       Reclassifications - Certain reclassifications were made to the 1997 consolidated financial statements to conform to the 1998 presentation.

2.     INVENTORIES

       Inventories at June 30, 1998 and 1997 consist of the following:

                                       1998         1997
                                       ----         ----
       Raw materials               $  652,825   $  515,279
       Work-in-process                406,442      505,563
       Finished goods                 778,246      281,315
       Packaging supplies             234,433      116,283
                                   ----------   ----------
                                   $2,071,946   $1,418,440
                                   ==========   ==========


3.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at June 30, 1998 and 1997 consist of the following:

                                     Useful Lives         1998         1997
                                     ------------         ----         ----
       Land                            --             $   33,414   $   33,414
       Building and improvements     10 - 39 years     1,795,344    1,491,515
       Machinery and equipment        5 - 10 years     3,918,872    2,193,109
       Furniture and fixtures         5 - 7 years         64,233       64,286
                                                      ----------   ----------
                                                      $5,811,863   $3,782,324
                                                      ==========   ==========


4.     BANK LINE OF CREDIT

       The Company has a $1,500,000 line of credit from the bank that bears interest at prime plus 1.25% per annum (9.75% at June 30, 1998). The line of credit is due on demand. The line of credit is limited to 80% of qualified accounts receivable and 50% of finished goods inventory. At June 30, 1998, the Company had $1,250,000 outstanding and $250,000 was available under the line of credit. The line of credit is collateralized by substantially all Company assets and a personal guarantee of the major shareholder. It is also cross-collateralized with the bank term loans.

5.     LONG-TERM DEBT

       Long-term debt at June 30, 1998 and 1997 consists of the following:

                                      1998        1997
                                      ----        ----
       Mortgage term loan         $  330,507   $363,841
       Equipment term loans        1,890,248    265,818
                                  ----------   --------
                                   2,220,755    629,659
       Less current portion          863,207    107,238
                                  ----------   --------
                                  $1,357,548   $522,421
                                  ==========   ========

       The mortgage term loan provides for monthly principal payments of approximately $2,800 through April 2000 and a final balloon payment of $272,222 in May 2000. The mortgage loan bears interest at 9.25% per annum and is collateralized by substantially all Company assets and a personal guarantee of the major shareholder. It is also cross-collateralized with the bank line of credit and equipment term loans.

       During the period from April 1996 through June 1998, the Company entered into six equipment term loans. These loans bear interest at rates that range from 8.5% to 10.0% per annum and are repayable in installments that range from forty-eight months to sixty months. The equipment term loans are collateralized by the equipment purchased with the proceeds from the borrowing, substantially all Company assets and a personal guarantee of the major shareholder. The individual equipment term loans are also cross-collateralized with the bank mortgage and the bank line of credit.

       The bank term loans and bank line of credit require the Company, among other things, to meet certain covenants with respect to financial ratios and financial reporting. The Company was not in compliance with the lease and capital expenditure limitations at June 30, 1998. The Company obtained an appropriate waiver from the financial institutions for these violations. In addition, the Company is prohibited from declaring or paying any dividends (excluding stock splits or dividends payable solely in the Company's common stock) or making any other distribution on any of its securities or options to purchase securities.

       Annual payments of long-term debt and amounts payable to shareholder (Notes 6 and 7) as of June 30, 1998 are as follows:


       Year Ending      Long-Term    Amounts Payable
         June 30,         Debt       to Shareholder
       -----------      ---------    ---------------
          1999         $  863,207     $  749,357
          2000            643,960      6,751,639
          2001            339,323
          2002            278,747
          2003             95,518
                       ----------     ----------
                       $2,220,755     $7,500,996
                       ==========     ==========

6.     LINE OF CREDIT AND DEFERRED INTEREST PAYABLE TO SHAREHOLDER

       On June 30, 1998, a debt modification agreement was consummated, by and between, the Company and its principal shareholder relating to the line of credit and convertible debenture agreements described below and in Note 7. The Company and its principal shareholder had previously modified the debt agreement as of March 15, 1993, August 1, 1994, May 15, 1995, December 31, 1995, June 30, 1996, November 1, 1996
       and September 9, 1997. In each of the modifications the maturity date of the debt was extended and/or the date of payment of accrued interest was deferred. The modifications did not include forgiveness of debt or forgiveness of related interest. The Company should have accounted for this modification under the provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring. As such, interest expense should be computed in a way that a constant effective interest rate is applied to the carrying amount of the debt and deferred interest payable to the shareholder, instead of the stated rate payable as indicated below and in Note 7. The effective interest rate for the amounts payable to shareholder at June 30 1998, and 1997, was approximately 8.1% for the line of credit and 7.6% for the convertible debentures. Interest expense recorded by the Company for the year ended June 30, 1998 approximates interest expense calculated utilizing the effective interest method.

       The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board. At June 30, 1998, the Company has $3,925,000 outstanding and $325,000 available under this line of credit. At June 30, 1997, the Company had $3,875,000 outstanding under this line of credit. The principal is due October 1, 1999.

       The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 1998 and 1997 was 9.50%. Interest expense during the years ended June 30, 1998 and 1997 was approximately $381,000 and $343,000, respectively. Interest expense is being accrued but payment of interest is deferred and will be paid as follows:

       Deferred interest from April 1, 1995 to June 30, 1996 is payable in six equal monthly installments of $52,590, commencing January 15, 1999 and continuing on the fifteenth day of each month thereafter, until paid in full. Deferred interest from July 1, 1996 to June 30, 1997 is payable in six equal monthly installments of $57,188 commencing April 15, 1999 and continuing on the fifteenth day of each month thereafter,with the balance due October 1, 1999. Deferred interest from July 1, 1997 to June 30, 1998 is payable in six equal monthly installments of $63,554, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter, with the balance due October 1, 1999. Interest accrued from and after July 1, 1998 is payable in twelve equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month, thereafter, with the balance due October 1, 1999. At June 30, 1998, accrued interest was approximately $1,040,000 of which $553,000 is classified as long-term and $487,000 was classified as currently due.

       The Company is currently attempting to secure additional external financing. If the Company is successful in securing additional financing, a portion of the proceeds will be utilized to pay deferred interest due on the line of credit. In addition, management believes that the principal shareholder may continue to defer the principal and interest payments due on the line of credit. However, there can be no assurance that the principal shareholder would agree to deferral of principal and interest payments.

       The line of credit is collateralized by substantially all Company assets, is cross-collateralized with all loans from the shareholder (Note 7) and is subordinated to the bank line of credit, term loans and mortgage term loan payable. The revolving line of credit requires the Company, among other things, to meet certain financial reporting covenants.

7.     CONVERTIBLE DEBENTURES AND DEFERRED INTEREST PAYABLE TO SHAREHOLDER

       On August 30, 1991, the Company issued and sold to its principal shareholder, a $2,000,000 convertible debenture that bears interest at 9.0% per annum. The maturity date of the debenture was originally December 23, 1998, but was extended to December 23, 1999. See Note 6 for discussion relating to the modification of the debt agreements. The debenture provides that no principal payments are to be made prior to maturity without the written consent of the shareholders.

       Interest expense during the years ended June 30, 1998 and 1997 was $182,500. Interest expense is being accrued but payment of interest is being deferred and will be paid as indicated below. The convertible debentures and deferred interest payable is collateralized by substantially all Company assets, is cross-collateralized with all loans from this shareholder (Note 6) and is subordinated to the bank line of credit, term loans and mortgage term loan payable.

       The debenture and accrued interest is convertible into shares of common stock of the Company at a rate of 4,000 shares per $1,000 of principal amount of debentures, with antidilution provisions. The shareholder is permitted to convert the debenture and accrued interest to shares of common stock at any time. Accordingly, at June 30, 1998, 10,144,000 shares are reserved for this conversion. Deferred interest from April 1, 1995 to June 30, 1996 is payable in six equal monthly installments of $28,500, commencing January 15, 1999 and continuing on the fifteenth day of each month thereafter until paid in full. Deferred interest from July 1, 1996 to June 30, 1997 is payable in six equal monthly installments of $30,417, commencing April 15, 1999 and continuing on the fifteenth day of each month thereafter, until paid in full. Deferred interest from July 1, 1997 to June 30, 1998 is payable in six equal monthly installments of $30,417, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter, until paid in full. Interest accrued on the outstanding principal balance from and after July 1, 1998 is payable in twelve equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1999. At June 30, 1998, accrued interest was approximately $536,000, of which $274,000 is classified as long-term and $262,000 was classified as currently due.

8.     INCOME TAXES

       The provision (benefit) for income taxes consists of the following for the year ended June 30, 1998.


       Current                                   $ 271,500
       Deferred                                   (150,000)
       Benefit of operating loss carryforwards    (271,500)
                                                 ---------
                                                 $(150,000)
                                                 =========


       There was no tax provision for 1997 due to the operating losses.

       A reconciliation of the differences between the effective rates and statutory rates is as follows:

                                                            1998
                                                            ----
       Federal income tax at statutory rate                 35.0 %
       State income tax, net                                 6.5
       Change in the beginning of the year balance
         of the valuation allowance                        (17.1)
       Use of net operating loss carryforward              (41.5)
                                                           -----
       Benefit for income taxes                            (17.1)%
                                                           =====

       The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes.

       The Company has federal and state net operating loss carryforwards of approximately $5,880,000 and $630,000, respectively, expiring through June 2008, that are available to offset future taxable income. The annual utilization of tax loss carryforwards is subject to limitations defined in the Internal Revenue Code and state regulations.

       At June 30, 1998 and 1997, the net deferred tax asset has been reduced to $150,000 and $0 by a valuation allowance. Temporary differences which give rise to deferred tax assets and liabilities are as follows as of June 30, 1998 and 1997:


                                                  1998          1997
                                                  ----          ----
       Deferred tax assets:
         Accrued expenses                    $    21,000   $    14,880
         Net operating loss carryforward       2,060,000     2,380,000
         Other                                     8,100         8,400
                                             -----------   -----------
                                               2,089,100     2,403,280
       Valuation allowance                    (1,669,200)   (2,245,220)
                                             -----------   -----------
                  Total                          419,900       158,060

       Deferred tax liability -
         Property, plant and equipment           269,900       158,060
                                             -----------   -----------
       Net deferred tax asset                $   150,000   $
                                             ===========   ===========


9.     STOCK OPTIONS

       In fiscal 1993, the Company adopted the 1993 Long-Term Incentive Plan (the "Plan"). Pursuant to the Plan, officers and key employees of the Company may be granted stock options which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of options is at least the fair market value of the common stock on the date of grant. The options vest over a three-year period and expire no later than 10 years from the date of grant. There are 2,000,000 shares reserved under the Plan. Options for 1,808,650 shares remain unissued as of June 30, 1998.

       The Company accounts for the Plan in accordance with APB Opinion
       No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by $30,584 and $.01 per share, respectively, for the year ended June 30, 1998.

       A summary of the status of the Company's option plan as of June 30, 1998 and 1997 and the changes during the years then ended is represented below:


                                          1998                 1997
                                     ----------------    -----------------
                                             Weighted             Weighted
                                             Average              Average
                                             Exercise             Exercise
                                     Shares   Price      Shares    Price
                                     ------  --------    ------   -------
       Outstanding,
         beginning of year           11,350   $ 4.04     56,200   $ 4.07
       Granted                      180,000     1.38
       Exercised
       Terminated                                        44,850     4.07
                                    -------              ------
       Outstanding, end of year     191,350   $ 1.54     11,350   $ 4.04
                                    =======   ======     ======   ======

       Options exercisable at
         year-end                    11,350   $ 4.04
                                    =======   ======


       The weighted average fair value of options granted during the year ended June 30, 1998 was $137,630. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants during the year ended June 30, 1998: risk-free interest rate of 4.5%, expected volatility of 60%, dividend yield of 0%, and expected life of 5 years.


                                           Options Outstanding
                                    -----------------------------------
                                               Weighted
                                                Average        Weighted
                                               Remaining       Average
                                               Contractual     Exercise
       Range of Exercise Prices     Options   Life in Years     Price
       ------------------------     -------   -------------     -----
       $1.38                        180,000       9.3           $ 1.38
       $4.04                         11,350       5.3           $ 4.04


10.    EMPLOYEE BENEFIT PLAN

       The Company has a defined contribution plan covering substantially all employees. The Company is required to contribute amounts pursuant to employee salary reduction agreements and a matching contribution equal to each employee's contribution not to exceed 3% of the employee's compensation for the Plan year. Contributions to the Plan during the years ended June 30, 1998 and 1997 were $40,514 and $29,816, respectively.

11.    CONTINGENCIES

       The Company monitors its compliance with all environmental laws. Any compliance which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. During the years ended June 30, 1998 and 1997, the Company incurred monitoring costs of approximately $5,000 and $10,000, respectively.

       The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. The Company persuaded its insurance carriers to resume defense and indemnification of most DES claims, has recovered from its carriers some of the amounts the Company previously expended in these cases, and is negotiating with its carriers for recovery of the balance of such amounts. No estimate of possible loss or range of loss can be determined at June 30, 1998. Management believes that the outcome will not have a material adverse impact on the consolidated financial position of the Company.

       In addition to the matters reported herein, the Company is involved in litigation which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the consolidated financial position or results of operations.

       During the year ended June 30, 1997, the Company settled, for $79,000, certain litigation matters in which it was named as a defendant or co-defendant.

12.    COMMITMENTS

       In January 1998, the Company entered into an operating lease for its executive office, warehouse and research and development facility. Future minimum lease payments under this agreement are as follows:


            Year Ending
             June 30,                     Amount
            -----------                   ------
              1999                      $ 90,000
              2000                        90,000
              2001                        45,000
                                       ---------
                                       $ 225,000
                                       =========


       Rental expense for the year ended June 30, 1998 was $45,000.

       The Company has an employment contract with one executive officer. Approximate aggregate future commitments under this contract are $75,000 in fiscal 1999.

13.    MAJOR CUSTOMER INFORMATION

       Two customers accounted for approximately 30% and 28%, respectively, of net sales in fiscal 1998. Four customers accounted for approximately 17%, 11%, 10% and 10%, respectively, of net sales in fiscal 1997.


                                Exhibit Index
                                -------------

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
                                         10-K")





 Exhibit
  Number    Description                  Method of Filing                        Page
  ------    -----------                  ----------------                        ----


  10(g)     Amendment #6 to Loan         Incorporated by reference to Exhibit       -
            Agreement dated November     10(g) to the Annual Report on Form
            1, 1996                      10-KSB f/y/e June 30, 1997 ("1997 Form
                                         10-KSB")

  10(h)     Amendment #7 to Loan         Incorporated by reference to Exhibit       -
            Agreement dated September    10(h) to the Annual Report on 1997
            9, 1997                      Form 10-KSB

  10(i)     Amendment #8 to Loan         Filed Herewith                            44
            Agreement dated June 30,
            1998

  10(j)     Loan Agreement dated May     Incorporated by reference to Exhibit       -
            4, 1993 between the          10(c) to the 1993 Form 10-K
            Company and Meridian Bank

  10(k)     Amendment to Loan            Incorporated by reference to Exhibit       -
            Documents between the        10(e) to the Annual Report on Form
            Company and Meridian Bank    10-KSB f/y/e June 30, 1994 ("1994 Form
            dated as of December 8,      10-K")
            1993

  10(l)     Letter Agreement between     Incorporated by reference to Exhibit       -
            the Company and Meridian     10(f) to the Annual Report on Form
            Bank dated December 21,      10-KSB f/y/e June 30, 1994 ("1994 Form
            1993                         10-K")

  10(m)     Third Amendment to Loan      Incorporated by reference to Exhibit       -
            Agreement dated as of June   10(g) to the Annual Report on Form
            9, 1994                      10-KSB f/y/e June 30, 1994 ("1994 Form
                                         10-K")

  10(n)     Fourth Amendment to Loan     Incorporated by reference to Exhibit       -
            Documents between the        10(i) to the Annual Report on Form
            Company and Meridian Bank    10-KSB f/y/e June 30, 1995 ("1995 Form
            as of October 27, 1994       10-K")

  10(o)     Letter Agreement between     Incorporated by reference to Exhibit       -
            the Company and Meridian     10(j) to the Annual Report on Form
            Bank dated October 27, 1994  10-KSB f/y/e June 30, 1995 ("1995 Form
                                         10-K")




 Exhibit
  Number    Description                  Method of Filing                        Page
  ------    -----------                  ----------------                        ----

  10(p)     Letter Agreement between     Incorporated by reference to Exhibit     -
            the Company and Meridian     10(k) to the Annual Report on Form
            Bank dated July 10, 1995     10-KSB f/y/e June 30, 1995 ("1995 Form
                                         10-K")

                                                                                  -

  10(q)     Amendment to Security        Incorporated by reference to Exhibit
            Agreement between the        10(l) to the Annual Report on Form
            Company and Meridian Bank    10-KSB f/y/e June 30, 1995 ("1995 Form
            dated as of July 31, 1995    10-K")

  10(r)     Line of Credit Note dated    Incorporated by reference to Exhibit     -
            July 31, 1995                10(m) to the Annual Report on Form
                                         10-KSB f/y/e June 30, 1995 ("1995 Form
                                         10-K")

  10(s)     Fifth Amendment to Loan      Incorporated by reference to Exhibit     -
            Agreement dated July 31,     10(n) to the Annual Report on Form
            1995                         10-KSB f/y/e June 30, 1995 ("1995 Form
                                         10-K")

  10(t)     Amendment to Loan            Incorporated by reference to Exhibit     -
            agreement between the        10(q) to the Annual Report on Form
            Company and Meridian Bank,   10-KSB f/y/e June 30, 1996 ("1996 Form
            dated March 5, 1996.         10-K")

  10(u)     Amendment to Loan            Incorporated by reference to Exhibit     -
            agreement between the        10(h) to the Annual Report on 1997
            Company and Corestates       Form 10-KSB Bank, dated March
                                         20, 1997.

  10(v)     Amendment to Loan            Incorporated by reference to Exhibit     -
            agreement between the        10(h) to the Annual Report on 1997
            Company and Corestates       Form 10-KSB
            Bank, dated March 20,
            1997.

  10(w)     Amendment to Loan            Incorporated by reference to Exhibit     -
            agreement between the        10(h) to the Annual Report on 1997
            Company and Corestates       Form 10-KSB
            Bank, dated May
            23, 1997.




 Exhibit
  Number    Description                  Method of Filing                        Page
  ------    -----------                  ----------------                        ----

  10(x)     Amendment to Loan            Incorporated by reference to Exhibit    -
            agreement between the        10(h) to the Annual Report on 1997
            Company and Corestates       Form 10-KSB
            Bank, dated September 24,
            1997.

  10(y)     Amendment to Loan            Incorporated by reference to Exhibit    -
            agreement between the        10(h) to the Annual Report on 1997
            Company and Corestates       Form 10-KSB
            Bank, dated December 10,
            1997.

  10(z)     Amendment to Loan            Incorporated by reference to Exhibit    -
            agreement between the        10(h) to the Annual Report on 1997
            Company and Corestates       Form 10-KSB
            Bank, dated December 10,
            1997.

  10(aa)    Amendment to Loan            Filed Herewith                          47
            agreement between the
            Company and Corestates
            Bank, dated June 1998.

  10(ab)    Amendment to Loan            Filed Herewith                          53
            agreement between the
            Company and Corestates
            Bank, dated June 11, 1998.

  10(ac)    Employment agreement         Incorporated by reference to Exhibit    -
            between the Company and      10(i) to the Annual Report on Form
            Vlad Mikijanic               10-KSB f/y/e June 30, 1994 ("1994 Form
                                         10-K")

  10(ad)    Supply Agreement dated       Filed Herewith                          59
            January 14, 1997


  10(ae)    Supply Agreement dated       Filed Herewith                          76
            January 17, 1997


  10(af)    Supply Agreement dated       Filed Herewith                          84
            January 17, 1997





 Exhibit
  Number    Description                  Method of Filing                        Page
  ------    -----------                  ----------------                        ----

  10(ag)    Supply Agreement dated       Filed Herewith                          88
            February 11, 1997


  10(ah)    Supply Agreement dated May   Filed Herewith                          102
            27, 1997


    11      Computation of Per Share     Filed Herewith                          116
            Earnings

    22      Subsidiaries of the Company  Incorporated by reference to the        -
                                         Annual Report on Form 10-K f/y/e June
                                         30, 1990

    23(a)   Consent of Grant Thornton    Filed Herewith                          118

    23(b)   Consent of                   Filed Herewith                          120
            Deloitte & Touche


    27      Financial Data Schedule      Filed Herewith                          122

