Form 10-Q
period 1998-09-30
LANNETT CO INC
filed 1998-11-13
CIK 57725

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB



/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1998.

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

                       Yes __ x __            No _______

As of November 6, 1998, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

                                                           Page 1 of 20 pages
                                                     Exhibit Index on Page 15

=============================================================================

                                    INDEX

                                                                     Page No.
                                                                     --------


PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       September 30, 1998 (unaudited) and
                       June 30, 1998....................................... 3

                       Consolidated Statements of Operations
                       for the three months ended September 30, 1998
                       and 1997 (unaudited)................................ 4

                       Consolidated Statements of Cash Flows
                       for the three months ended September 30, 1998
                       and 1997 (unaudited)................................ 5

                       Notes to Consolidated Financial
                       Statements (unaudited).......................... 6 - 7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations....................................... 8 - 11

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings...................................... 12

         Item 2.   Changes in Securities and Use of Proceeds.............. 12

         Item 3.   Defaults upon Senior Securities........................ 12

         Item 4.   Submission of Matters to a Vote of Security Holders.... 12

         Item 5.   Other Information...................................... 13

         Item 6.   Exhibits and Reports on Form 8-K....................... 13

                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

ASSETS                                                               09/30/98      06/30/98
------                                                               --------      --------
CURRENT ASSETS:
         Cash                                                      $         0    $    16,695
         Trade accounts receivable
           (net of allowance of $65,000 and $50,000)                 1,824,224      1,357,131
         Inventories                                                 2,249,515      2,071,946
         Prepaid expenses                                               77,896         67,304
                                                                   -----------    -----------

                  Total current assets                               4,151,635      3,513,076
                                                                   -----------    -----------

PROPERTY, PLANT AND EQUIPMENT                                        6,175,693      5,811,863
Less accumulated depreciation                                       (1,617,550)    (1,502,199)
                                                                   -----------    -----------

                                                                     4,558,143      4,309,664
                                                                   -----------    -----------

OTHER ASSETS                                                            44,211        143,864

DEFERRED TAX ASSET                                                     150,000        150,000
                                                                   -----------    -----------

                  Total assets                                     $ 8,903,989    $ 8,116,604
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Line of credit                                            $ 1,500,000    $ 1,250,000
         Accounts payable                                              674,755        631,249
         Deferred interest payable - shareholder (including
           convertible deferred interest payable of
           $444,750 and $262,250)                                    1,294,083        749,357
         Accrued expenses                                              257,533        180,941
              Current  portion of long-term debt                       854,743        863,207
                                                                   -----------    -----------

                  Total current liabilities                          4,581,114      3,674,754
                                                                   -----------    -----------

LONG-TERM DEBT, LESS CURRENT PORTION                                 1,277,324      1,357,548
                                                                   -----------    -----------

LINE OF CREDIT AND DEFERRED INTEREST - SHAREHOLDER                   4,517,313      4,477,889
                                                                   -----------    -----------

CONVERTIBLE NOTE PAYABLE AND DEFERRED INTEREST -
SHAREHOLDER, LESS CURRENT PORTION                                    2,137,250      2,273,750
                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 5,206,128 shares                    5,206          5,206
         Additional paid-in capital                                    320,575        320,575
         Accumulated deficit                                        (3,934,793)    (3,993,118)
                                                                   -----------    -----------

                  Total shareholders' deficiency                    (3,609,212)    (3,667,337)
                                                                   -----------    -----------

                  Total liabilities and shareholders' deficiency   $ 8,903,989    $ 8,116,604
                                                                   ===========    ===========

                See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED
                                           --------------------------
                                              9/30/98       9/30/97
                                              -------       -------
NET SALES                                  $ 2,033,485    $ 2,437,864

COST OF SALES                                1,330,333      1,520,641
                                           -----------    -----------

            Gross profit                       703,152        917,223

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                   415,439        362,755
                                           -----------    -----------

            Operating profit                   287,713        554,468
                                           -----------    -----------

OTHER INCOME (EXPENSES), NET:
    Other Income                                    --          5,397
    Interest expense, including $147,650
    and $144,450 to shareholder               (229,388)      (193,155)
                                           -----------    -----------

                                              (229,388)      (187,758)
                                           -----------    -----------


NET INCOME                                 $    58,325    $   366,710
                                           ===========    ===========

BASIC EARNINGS PER COMMON SHARE            $      0.01    $      0.07

DILUTED EARNINGS PER COMMON SHARE          $     0.007    $      0.03

              See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED
                                                                   --------------------------
                                                                      09/30/98    09/30/97
                                                                      --------    --------
OPERATING ACTIVITIES:
    Net income                                                       $  58,325    $ 366,710
    Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
       Depreciation and amortization                                   116,344       64,619
    Changes in assets and liabilities which provided (used) cash:
       Trade accounts receivable                                      (467,093)    (466,706)
       Inventories                                                    (177,569)     (29,069)
       Prepaid expenses and other assets                                88,068        9,508
       Accounts payable                                                 43,506       23,394
       Deferred interest payable - shareholder                          76,592      (23,462)
       Accrued interest                                                147,650      144,774
                                                                     ---------    ---------

              Net cash (used in ) provided by operating activities    (114,177)      89,768
                                                                     ---------    ---------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                        (363,830)    (507,541)
                                                                     ---------    ---------

       Net cash used in investing activities                          (363,830)    (507,541)
                                                                     ---------    ---------

FINANCING ACTIVITIES:
    Borrowings under line of credit - shareholder                      300,000       50,000
    Borrowings under line of credit                                    250,000           --
    Repayments of debt                                                 (88,688)     (26,881)
Proceeds from debt                                                                  400,000
                                                                     ---------    ---------

    Net cash provided by financing activities                          461,312      423,119
                                                                     ---------    ---------

NET (DECREASE) INCREASE IN CASH                                        (16,695)       5,346

CASH, BEGINNING OF YEAR                                                 16,695       15,509
                                                                     ---------    ---------

CASH, END OF PERIOD                                                  $       0    $  20,855
                                                                     =========    =========

              See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

Note 1. Consolidated Financial Statements

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

    The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

Note 2.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This standard is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 effective July 1, 1998. There was no effect of implementing this standard, as comprehensive income is the same as net income.

In March 1998, the AICPA issued Statement of Position ("SOP") 98-1. Accounting For the Costs of Computer Software Developed or Obtained for Internal Use. The SOP is effective for fiscal years beginning after December 15, 1998. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

Note 3. Inventories

    Inventories consist of the following:

                                    September 30,        June 30,
                                        1998               1998
                                    ------------         --------
                                    (unaudited)
       Raw materials                 $   725,357       $   652,825
       Work-in-process                   718,575           406,442
       Finished goods                    571,028           778,246
       Packaging supplies                234,555           234,433
                                     -----------       -----------
                                     $ 2,249,515       $ 2,071,946
                                     ===========       ===========

Note 4. Income Taxes

The provision for income taxes for the three months ended September 30, 1998 and 1997 was eliminated by the utilization of federal and state net operating loss carryforwards.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

         In addition to historical information, this Form 10-QSB contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-KSB filed by the Corporation in Fiscal 1998, and any Current Reports on Form 8-K filed by the corporation.

         Results of Operations - First Quarter Fiscal 1999 to First
           Quarter Fiscal 1998.

         Net sales for the three months ended September 1998 ("First Quarter Fiscal 1999") decreased by 17% to $2,033,485 from net sales of $2,437,864 in the three months ended September 1997 ("First Quarter Fiscal 1998). Sales decreased during First Quarter Fiscal 1999 mainly due to increased competition for the Company's product line. The Company's private label supply agreements accounted for approximately $1.4 million and $1.8 million of First Quarter Fiscal 1999 and 1998 net sales, respectively.

         Cost of sales decreased by 13%, to $1,330,333 in First Quarter Fiscal 1999 from $1,520,641 in First Quarter Fiscal 1998. The cost of sales percentage decrease was substantially less than the percentage decrease in First Quarter Fiscal 1999 sales over First Quarter Fiscal 1998 sales primarily due to the increase in production and quality assurance personnel costs. These costs increased as a result of the growth of the Company experienced during Fiscal 1998 and anticipated growth for Fiscal 1999. Cost of sales for the private label supply agreements is consistent with the overall cost of sales except for discounts allowed. Gross profit margins for First Quarter Fiscal 1999 and First Quarter Fiscal 1998 were 35% and 38%, respectively. The decrease in the gross profit percentage is primarily due to the increase in production and quality assurance costs in anticipation of increased sales volumes.

         Selling, general and administrative expenses increased by 15% to $415,439 in First Quarter Fiscal 1999 from $362,755 in First Quarter Fiscal 1998. This increase is due to increases in research and development costs for an expanded product line and increases in various administration costs as a result of the growth of the Company experienced during Fiscal 1998 and anticipated growth for Fiscal 1999.

         As a result of the foregoing, the Company reported an operating profit of $287,713 for First Quarter Fiscal 1999, as compared to an operating profit of $554,468 for First Quarter Fiscal 1998.

         The Company's interest expense increased to $229,388 in Fiscal First Quarter Fiscal 1999 from $193,155 in First Quarter Fiscal 1998 primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

         The Company reported net income of $58,325 for First Quarter Fiscal 1999, $0.01 basic income per share, $0.007 on a diluted basis, compared to net income of $366,710 for First Quarter Fiscal 1998, $0.07 basic income per share, $0.03 on a diluted basis.


Liquidity and Capital Resources -

         The Company used $114,177 and generated $89,768 of cash in operations during First Quarter Fiscal 1999 and 1998, respectively. Net cash used in operations increased from First Quarter Fiscal 1999 to First Quarter Fiscal 1998 as a result of lower net income. Accounts receivable increased as a result of increased sales levels during the latter part of First Quarter Fiscal 1999 due to customer quarterly buy-ins. Inventory levels increased to support anticipated continued increases in sales and production levels. Other assets decreased due to equipment received for which deposits had previously been made. Accrued liabilities increased as a result of an increase in the payroll accrual. Accrued interest increased as a result of the Company continuing to defer interest payments on the shareholder debt.

         The Company expended $363,830 for property, plant and equipment during First Quarter Fiscal 1999 compared to $507,541 expended during First Quarter Fiscal, 1998, The Company has budgeted for $650,000 in capital expenditures in Fiscal 1999 and is currently negotiating to obtain the necessary financing.

         Net cash provided by financing activities increased to $461,312 during First Quarter Fiscal 1999 from $423,119 provided by financing activities during First Quarter Fiscal 1998. This increase in cash provided by financing activities was primarily used to finance capital expenditures and working capital requirements.

         As a result of the foregoing, the Company experienced a $16,695 decrease in cash available from the beginning to the end of First Quarter Fiscal 1999, resulting in $0 cash available at the end of First Quarter Fiscal 1999.

         Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's net sales or income from continuing operations.

         At September 30, 1998 the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $11.6 million, including $7.9 million owed to a majority shareholder. The estimated required principal and interest payments on the bank term loans is approximately $750,000 for the fiscal year ended June 30, 1999. The shareholder debt does not require any payments during Fiscal 1999. Management expects to have sufficient operating cashflow during Fiscal 1999 to make the required monthly principal and interest payments.

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


                  Prospects for the Future

         As of September 30, 1998 ten additional products are under development. Four of these products are being developed and manufactured for other companies, while the other six products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Four additional products represent previously approved Abbreviated New Drug Applications ("ANDA") that the Company is planning to reintroduce. The remaining one product represent a new product introduction, which has completed a bio-study and has been submitted to the FDA for review. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence producing and shipping additional products.


                  Year 2000

As in the case with most other businesses, the Company is in the process of evaluating and addressing Year 2000 compliance of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 200 compliance efforts are designed to identify, address, and resolve issues that may be created by programs written to run on microprocessors which reference years as two digit fields rather than four. Any such programs may recognize a date using "00" as the year 1900 rather than 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs.

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

The inventory phase of all business, manufacturing, quality control and plant systems has been completed and the assessment phase of such systems is nearly complete. Results to date are encouraging The Company believes that some costs will be incurred to make certain quality control systems Year 2000 compliant but those costs should not be material as the equipment was slated to be replaced in Fiscal year 1999. As of September 30, 1998 the Company had incurred approximately $20,000 relating to remediation of the Year 2000 issue. The Company estimates that it will have total expenditures for remediation of approximately $50,000 in Fiscal Year 1999 and $25,000 in Fiscal Year 2000. The future remediation costs to be incurred are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different.

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

         A claim of sexual harassment and retaliation also has been filed against the Company by another former employee. The claim was cross-filed with the PHRC and with the Equal Employment Opportunity Commission. which already has closed its file on the charge. The Company has filed an answer with the PHRC denying the charge, and the PHRC is investigating the claim pursuant to its normal procedures. Management believes that the outcome of this charge also will not have a material adverse impact on the financial position of the Company.


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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-QSB is shown on the Exhibit Index filed herewith.

    (b) The Company did not file any reports on Form 8-K during First Quarter Fiscal 1999.

                                  SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      LANNETT COMPANY, INC.



Dated: November 6, 1998    By:        / s / Jeffrey M. Moshal
                                            -----------------
                                      Jeffrey M. Moshal
                                      Vice President - Finance and Treasurer


Exhibit Index

 Exhibit
 Number             Description                        Method of Filing                                   Page
 ------             -----------                        ----------------                                   ----
  3(a)              Articles of Incorporation          Incorporated by reference to the Proxy Statement   -
                                                       filed with respect to the Annual Meeting of
                                                       Shareholders held on December 6, 1991 (the "1991
                                                       Proxy Statement").

  3(b)              By-Laws, as amended                Incorporated by reference to the 1991 Proxy        -
                                                       Statement.

  4(a)              Specimen Certificate for Common    Incorporated by reference to Exhibit 4(a) to       -
                    Stock                              Form 8 dated April 23, 1993 (Amendment No. 3 to
                                                       Form 10-K f/y/e June 30, 1992) ("Form 8")

  10(a)             Loan Agreement dated August 30,    Incorporated by reference to the Annual Report     -
                    1991 between the Company and       on Form 10-K f/y/e June 30, 1991
                    William Farber

  10(b)             Amendment #1 to Loan Agreement     Incorporated by reference to Exhibit 10(b) to      -
                    dated March 15, 1993               the Annual Report on Form 10-KSB f/y/e June 30,
                                                       1993 ("1993 Form 10-K")

  10(c)             Amendment #2 to Loan Agreement     Incorporated by reference to Exhibit 10(c) to      -
                    dated August 1, 1994               the Annual Report on Form 10-KSB f/y/e June 30,
                                                       1994 ("1994 Form 10-K")

  10(d)             Amendment #3 to Loan Agreement     Incorporated by reference to Exhibit 10(d) to      -
                    dated May 15, 1995                 the Annual Report on Form 10-KSB f/y/e June 30,
                                                       1995 ("1995 Form 10-K")

  10(e)             Amendment #4 to Loan Agreement     Incorporated by reference to Exhibit 10(e) to      -
                    dated December 31, 1995            the Annual Report on Form 10-KSB f/y/e June 30,
                                                       1996 ("1996 Form 10-K")

  10(f)             Amendment #5 to Loan Agreement     Incorporated by reference to Exhibit 10(f) to      -
                    dated June 30, 1996                the Annual Report on Form 10-KSB f/y/e June 30,
                                                       1996 ("1996 Form 10-K")

  10(g)             Amendment #6 to Loan Agreement     Incorporated by reference to Exhibit 10(g) to
                    dated November 1, 1996             the Annual Report on Form 10-KSB f/y/e June
                                                       30, 1997 ("1997 Form 10-KSB")

  10(h)             Amendment #7 to Loan Agreement     Incorporated by reference to Exhibit 10(h) to
                    dated September 9, 1997            the Annual Report on 1997 Form 10-KSB

  10(i)             Amendment #8 to Loan Agreement     Incorporated by reference to Exhibit 10(i) to
                    dated June 30, 1998                the Annual Report on Form 10-KSB f/y/e June
                                                       30, 1998 ("1998 Form 10-KSB")


 Exhibit
 Number             Description                        Method of Filing                                   Page
 ------             -----------                        ----------------                                   ----
  10(j)             Loan Agreement dated May 4, 1993   Incorporated by reference to Exhibit 10(c) to      -
                    between the Company and Meridian   the 1993 Form 10-K
                    Bank

  10(k)             Amendment to Loan Documents        Incorporated by reference to Exhibit 10(e) to      -
                    between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                    Bank dated as of December 8, 1993  1994 ("1994 Form 10-K")

  10(l)             Letter Agreement between the       Incorporated by reference to Exhibit 10(f) to      -
                    Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
                    December 21, 1993                  1994 ("1994 Form 10-K")

  10(m)             Third Amendment to Loan            Incorporated by reference to Exhibit 10(g) to      -
                    Agreement dated as of June 9,      the Annual Report on Form 10-KSB f/y/e June 30,
                    1994                               1994 ("1994 Form 10-K")

  10(n)             Fourth Amendment to Loan           Incorporated by reference to Exhibit 10(i) to      -
                    Documents between the Company      the Annual Report on Form 10-KSB f/y/e June 30,
                    and Meridian Bank as of October    1995 ("1995 Form 10-K")
                    27, 1994

  10(o)             Letter Agreement between the       Incorporated by reference to Exhibit 10(j) to      -
                    Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
                    October 27, 1994                   1995 ("1995 Form 10-K")

  10(p)             Letter Agreement between the       Incorporated by reference to Exhibit 10(k) to      -
                    Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
                    July 10, 1995                      1995 ("1995 Form 10-K")

  10(q)             Amendment to Security Agreement    Incorporated by reference to Exhibit 10(l) to      -
                    between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                    Bank dated as of July 31, 1995     1995 ("1995 Form 10-K")

  10(r)             Line of Credit Note dated July     Incorporated by reference to Exhibit 10(m) to      -
                    31, 1995                           the Annual Report on Form 10-KSB f/y/e June 30,
                                                       1995 ("1995 Form 10-K")

  10(s)             Fifth Amendment to Loan            Incorporated by reference to Exhibit 10(n) to      -
                    Agreement dated July 31, 1995      the Annual Report on Form 10-KSB f/y/e June 30,
                                                       1995 ("1995 Form 10-K")

  10(t)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(q) to      -
                    between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                    Bank, dated March 5, 1996.         1996 ("1996 Form 10-K")

  10(u)             Amendment to Loan                  Incorporated by reference to Exhibit 10(h) to


 Exhibit
 Number             Description                        Method of Filing                                   Page
 ------             -----------                        ----------------                                   ----
                    agreement between the Company and  the Annual Report on 1997 Form 10-KSB
                    Corestates Bank, dated March 20,
                    1997.

  10(v)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(h) to
                    between the Company and            the Annual Report on 1997 Form 10-KSB
                    Corestates Bank, dated March 20,
                    1997.

  10(w)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(h) to
                    between the Company and            the Annual Report on 1997 Form 10-KSB
                    Corestates Bank, dated May 23,
                    1997.

  10(x)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(h) to
                    between the Company and            the Annual Report on 1997 Form 10-KSB
                    Corestates Bank, dated September
                    24, 1997.

  10(y)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(h) to
                    between the Company and            the Annual Report on 1997 Form 10-KSB
                    Corestates Bank, dated December
                    10, 1997.

  10(z)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(h) to
                    between the Company and            the Annual Report on 1997 Form 10-KSB
                    Corestates Bank, dated December
                    10, 1997.

 10(aa)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(aa) to
                    between the Company and            the Annual Report on 1998 Form 10-KSB
                    Corestates Bank, dated June 11,
                    1998.

 10(ab)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(ab) to
                    between the Company and            the Annual Report on 1998 Form 10-KSB
                    Corestates Bank, dated June 1998.

 10(ac)             Employment agreement               Incorporated by reference to Exhibit 10(i) to
                    between the Company and            the Annual Report on Form 10-KSB f/y/e
                    Vlad Mikijanic                     June 30, 1994 ("1994 Form 10-K")

 10(ad)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ad) to
                    14, 1997                           the Annual Report on 1998 Form 10-KSB


 Exhibit
 Number             Description                        Method of Filing                                   Page
 ------             -----------                        ----------------                                   ----
 10(ae)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
                    17, 1997                           the Annual Report on 1998 Form 10-KSB


 10(af)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
                    17, 1997                           the Annual Report on 1998 Form 10-KSB


 10(ag)             Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
                    11, 1997                           the Annual Report on 1998 Form 10-KSB


 10(ah)             Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
                    1997                               the Annual Report on 1998 Form 10-KSB


   11               Computation of Per Share Earnings  Filed Herewith

   22               Subsidiaries of the Company        Incorporated by reference to the Annual Report     -
                                                       on Form 10-K f/y/e June 30, 1990

  23(a)             Consent of Grant Thornton          Incorporated by reference to Exhibit 23(a) to
                                                       the Annual Report on 1998 Form 10-KSB

  23(b)             Consent of Deloitte & Touche       Incorporated by reference to Exhibit 23(B) to
                                                       the Annual Report on 1998 Form 10-KSB

   27               Financial Data Schedule            Filed Herewith                                     -