Form 10KSB/A
period 1998-06-30
LANNETT CO INC
filed 1998-11-20
CIK 57725

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment No. 1
                                 FORM 10-KSB

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


                                Exhibit Index*
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

  10(ad)    Supply Agreement dated       Filed Herewith                          59*
            January 14, 1997


  10(ae)    Supply Agreement dated       Filed Herewith                          76*
            January 17, 1997


  10(af)    Supply Agreement dated       Filed Herewith                          84*
            January 17, 1997





 Exhibit
  Number    Description                  Method of Filing                        Page
  ------    -----------                  ----------------                        ----

  10(ag)    Supply Agreement dated       Filed Herewith                          88*
            February 11, 1997


  10(ah)    Supply Agreement dated May   Filed Herewith                          102*
            27, 1997


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

    22      Subsidiaries of the Company  Incorporated by reference to the        -
                                         Annual Report on Form 10-K f/y/e June
                                         30, 1990

    23(a)   Consent of Grant Thornton    Filed Herewith                          118

    23(b)   Consent of                   Filed Herewith                          120
            Deloitte & Touche


    27      Financial Data Schedule      Filed Herewith                          122

* Certain portions of Exhibits 10(ad), 10(ae), 10(af), 10(ag) and 10(ah) have been omitted and have been filed with the Commission pursuant to a request for confidential treatment thereof.

