Form 10KSB/A
period 1998-06-30
LANNETT CO INC
filed 1998-12-04
CIK 57725

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment No. 2
                                 FORM 10-KSB

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


                                                            Page 1 of 7 pages
                                                             Exhibit Index on
                                                                       Page 3

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LANNETT COMPANY, INC.


Date: December 3, 1998             By: / s / William Farber
     -------------------                 --------------------
                                            William Farber,
                                            Chairman of the Board


Date: December 3, 1998             By: / s /Jeffrey M. Moshal
     -------------------                 ----------------------
                                            Vice President -
                                         Finance and Treasurer



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date



/s/ William Farber              Chairman of the Board       December 3, 1998
---------------------                                                --
William Farber

/s/ Roy English                 Director                    December 3, 1998
---------------------                                                --
 Roy English

/s/ David Farber                Director                    December 3, 1998
---------------------                                                --
David Farber


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

  10(h)     Amendment #7 to Loan         Incorporated by reference to Exhibit       -
            Agreement dated September    10(h) to the Annual Report on 1997
            9, 1997                      Form 10-KSB

  10(i)     Amendment #8 to Loan         Incorporated by reference to Exhibit       -
            Agreement dated June 30,     10(i) to Amendment No. 1 to the Annual
            1998                         Report on Form 10-KSB f/y/e June 30,
                                         1998 ("1998 Form 10-KSB/a)

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


  10(aa)    Amendment to Loan            Incorporated by reference to Exhibit    -
            agreement between the        10(aa) to the Annual Report on 1998
            Company and Corestates       Form 10-KSB/a
            Bank, dated June 1998.

  10(ab)    Amendment to Loan            Incorporated by reference to Exhibit    -
            agreement between the        10(ab) to the Annual Report on 1998
            Company and Corestates       Form 10-KSB/a
            Bank, dated June 11, 1998.


  10(ac)    Employment agreement         Incorporated by reference to Exhibit    -
            between the Company and      10(i) to the Annual Report on Form
            Vlad Mikijanic               10-KSB f/y/e June 30, 1994 ("1994 Form
                                         10-K")


  10(ad)    Supply Agreement dated       Incorporated by reference to Exhibit    -
            January 14, 1997             10(ad) to the Annual Report on 1998
                                         Form 10-KSB/a


  10(ae)    Supply Agreement dated       Incorporated by reference to Exhibit    -
            January 17, 1997             10(ae) to the Annual Report on 1998
                                         Form 10-KSB/a


  10(af)    Supply Agreement dated       Incorporated by reference to Exhibit    -
            January 17, 1997             10(af) to the Annual Report on 1998
                                         Form 10-KSB/a






 Exhibit
  Number    Description                  Method of Filing                        Page
  ------    -----------                  ----------------                        ----


  10(ag)    Supply Agreement dated       Incorporated by reference to Exhibit    -
            February 11, 1997            10(ag) to the Annual Report on 1998
                                         Form 10-KSB/a


  10(ah)    Omitted as immaterial


    11      Computation of Per Share     Incorporated by reference to Exhibit    -
            Earnings                     11 to the Annual Report on 1998
                                         Form 10-KSB/a


    22      Subsidiaries of the Company  Incorporated by reference to the        -
                                         Annual Report on Form 10-K f/y/e June
                                         30, 1990


    23(a)   Consent of Grant Thornton    Incorporated by reference to Exhibit    -
                                         23(a) to the Annual Report on 1998
                                         Form 10-KSB/a


    23(b)   Consent of                   Incorporated by reference to Exhibit    -
            Deloitte & Touche            23(b) to the Annual Report on 1998
                                         Form 10-KSB/a


    27      Financial Data Schedule      Incorporated by reference to Exhibit 27 -
                                         to the Annual Report on 1998
                                         Form 10-KSB/a



