Form 10QSB
period 1998-12-31
LANNETT CO INC
filed 1999-02-12
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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

                           Yes  /X/                  No   /  /

As of February 1, 1999, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                           Page 1 of 23 pages
                                                     Exhibit Index on Page 15

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

 Item 1.   Financial Statements

             Consolidated Balance Sheets as of
             December 31, 1998 (unaudited) and
             June 30, 1998...................................................3

             Consolidated Statements of Operations
             for the three and six months ended December 31, 1998
             and 1997 (unaudited)............................................4

             Consolidated Statements of Cash Flows
             for the six months ended December 31, 1998
             and 1997 (unaudited)............................................5

             Notes to Consolidated Financial
             Statements (unaudited)......................................6 - 7

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations...................................................8 - 11

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings........................................12

         Item 2.   Changes in Securities and Use of Proceeds................12

         Item 3.   Defaults upon Senior Securities..........................12

         Item 4.   Submission of Matters to a Vote of Security Holders......12

         Item 5.   Other Information........................................13

         Item 6.   Exhibits and Reports on Form 8-K.........................13

                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                     12/31/98       06/30/98
                                                                     --------       --------
ASSETS
CURRENT ASSETS:
         Cash                                                      $         0    $    16,695
         Trade accounts receivable (net of allowance
           of $70,000 and $20,000)                                   2,052,169      1,357,131
         Inventories                                                 2,323,760      2,071,946
         Prepaid expenses                                               53,939         67,304
                                                                   -----------    -----------
                  Total current assets                               4,429,868      3,513,076
                                                                   -----------    -----------
PROPERTY, PLANT AND EQUIPMENT                                        6,490,695      5,811,863
Less accumulated depreciation                                       (1,752,371)    (1,502,199)
                                                                   -----------    -----------
                                                                     4,738,324      4,309,664
                                                                   -----------    -----------
OTHER ASSETS                                                            35,790        143,864
DEFERRED TAX ASSET                                                     150,000        150,000
                                                                   -----------    -----------
                  Total assets                                     $ 9,353,982    $ 8,116,604
                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
         Line of credit                                            $ 1,500,000    $ 1,250,000
         Accounts payable                                              732,582        631,249
         Deferred  interest payable - shareholder (including         1,667,996        749,357
            convertible deferred interest payable of
              $628,000 and $445,500)
         Accrued expenses                                              127,071        180,941
         Convertible note payable - shareholder                      2,000,000           --
              Current  portion of long-term debt                       864,595        863,207
                                                                   -----------    -----------
                  Total current liabilities                          6,892,244      3,674,754
                                                                   -----------    -----------
LONG-TERM DEBT, LESS CURRENT PORTION                                 1,177,035      1,357,548
                                                                   -----------    -----------
LINE OF CREDIT AND DEFERRED INTEREST - SHAREHOLDER                   4,389,724      4,477,889
                                                                   -----------    -----------
CONVERTIBLE NOTE PAYABLE AND DEFERRED INTEREST -
SHAREHOLDER, LESS CURRENT PORTION                                         --        2,273,750
                                                                                  -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 5,206,128 shares                    5,206          5,206
         Additional paid-in capital                                    320,575        320,575
         Accumulated deficit                                        (3,430,802)    (3,993,118)
                                                                   -----------    -----------
                  Total shareholders' deficiency                    (3,105,021)    (3,667,337)
                                                                   -----------    -----------
                  Total liabilities and shareholders' deficiency   $ 9,353,982    $ 8,116,604
                                                                   ===========    ===========

See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                       --------------------------       ------------------------
                                        12/31/98        12/31/97       12/31/98         12/31/97
                                        --------        --------       --------         --------

NET SALES                            $  3,070,512    $  2,505,516    $  5,103,997    $  4,943,380
COST OF SALES                           1,860,271       1,444,206       3,190,605       2,964,847
                                     ------------    ------------    ------------    ------------
                  Gross profit          1,210,241       1,061,310       1,913,392       1,978,533

SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES          473,705         475,065         888,691         837,850
                                     ------------    ------------    ------------    ------------
                  Operating profit        736,536         586,245       1,024,701       1,140,683
                                     ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES), NET
Other                                        --              --              --             5,397
Interest expense                         (192,637)       (201,223)       (422,385)       (394,378)
                                     ------------    ------------    ------------    ------------
                                         (192,637)       (201,223)       (422,385)       (388,981)
                                     ------------    ------------    ------------    ------------
NET INCOME BEFORE TAXES              $    543,899    $    385,022    $    602,316    $    751,702
                                     ------------    ------------    ------------    ------------
STATE TAXES                          $     40,000    $          0    $     40,000    $          0
NET INCOME                           $    503,899    $    385,022    $    562,316    $    751,702
                                     ============    ============    ============    ============

BASIC INCOME PER SHARE               $        .10    $        .07    $        .11    $        .14

DILUTED INCOME PER SHARE             $        .03    $        .03    $        .04    $        .05

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                        5,206,128       5,206,128       5,206,128       5,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                       15,722,097      15,216,128      15,722,097      15,216,128


              See notes to the consolidated financial statements


                     LANNETT COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                              FOR THE SIX MONTHS ENDED
                                                              ------------------------
                                                              12/31/98         12/31/97
                                                              --------         --------
OPERATING ACTIVITIES:
    Net income                                               $   562,316    $   751,702
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                             251,855        151,114
    Changes in assets and liabilities which provided cash:
       Trade accounts receivable                                (695,038)      (291,806)
       Inventories                                              (251,814)      (697,197)
       Prepaid expenses and other assets                         120,114       (135,336)
       Accounts payable                                          101,333        233,621
       Deferred interest payable - shareholder                   256,724        288,822
       Accrued expenses                                          (53,870)      (101,679)
                                                             -----------    -----------
              Net cash provided by operating activities          291,620        199,241
                                                             -----------    -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                  (679,190)    (1,014,956)
                                                             -----------    -----------
       Net cash used in investing activities                    (679,190)    (1,014,956)
                                                             -----------    -----------

FINANCING ACTIVITIES:
    Borrowings under line of credit - shareholder                300,000         50,000
    Borrowings under line of credit                              250,000           --
    Repayments of debt                                          (179,125)       (72,335)
    Proceeds from debt                                                        1,015,100
                                                             -----------    -----------
    Net cash provided by financing activities                    370,875        992,765
                                                             -----------    -----------
NET (DECREASE) INCREASE IN CASH                                  (16,695)       177,050
CASH, BEGINNING OF YEAR                                           16,695         15,509
                                                             -----------    -----------
CASH, END OF PERIOD                                          $         0    $   192,559
                                                             ===========    ===========

              See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

Note 1. Consolidated Financial Statements
-----------------------------------------

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

    The results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

Note 2.  New Accounting Standards
---------------------------------


In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. This standard is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 effective July 1, 1998. There was no effect of implementing this standard, as comprehensive income is the same as net income.

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

Note 3. Inventories
-------------------

    Inventories consist of the following:

                                             December 31,      June 30,
                                                 1998            1998
                                             ------------      --------
                                             (unaudited)

       Raw materials                        $  616,951        $  652,825
       Work-in-process                       1,084,167           406,442
       Finished goods                          308,326           778,246
       Packaging supplies                      314,316           234,433
                                            ----------        ----------
                                            $2,323,760        $2,071,946
                                            ==========        ==========

Note 4. Income Taxes
--------------------


     The provision for state income taxes for the six months ended December 31, 1998 was $40,000. The provision for federal income taxes for the six months ended December 31, 1998 was eliminated by the utilization of federal net operating loss carryforwards.


Note  5. Accounting for Derivative Instruments and Hedging Activities
---------------------------------------------------------------------


     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of Financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's Financial statement. The Company has not yet assessed what the impact of the SFAS will be on the Company's future earnings or financial position.

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

         Results of Operations -Three months ended December 31, 1998 compared with three months ended December 31, 1997.

         Net sales for the three months ended December 1998 ("Second Quarter Fiscal 1999") increased by 23% to $3,070,512 from net sales of $2,505,516 in the three months ended December 1997 ("Second Quarter Fiscal 1998). Sales increased during Second Quarter Fiscal 1999 mainly due to increased penetration of the Company's product line. The Company's private label supply agreements accounted for approximately $1.1 million and $1.8 million of Second Quarter Fiscal 1999 and 1998 net sales, respectively.

         Cost of sales increased by 29%, to $1,860,271 in Second Quarter Fiscal 1999 from $1,444,206 in Second Quarter Fiscal 1998. The cost of sales percentage increase was higher than the percentage increase in Second Quarter Fiscal 1999 sales over Second Quarter Fiscal 1998 sales primarily due to the increase in production costs and quality assurance personnel costs. These costs increased due to the growth of the Company during Fiscal 1998 and anticipated growth for Fiscal 1999. Cost of sales for the private label supply agreements is consistent with the overall cost of sales except for discounts allowed. Gross profit margins for Second Quarter Fiscal 1999 and Second Quarter Fiscal 1998 were 39% and 42%, respectively. The decrease in the gross profit percentage is primarily due to the increase in production and quality assurance costs in anticipation of increased sales volumes.

         Selling, general and administrative expenses remained constant during second Quarter Fiscal 1999 as compared to Second Quarter Fiscal 1998.

         As a result of the foregoing, the Company reported an operating profit of $736,536 for Second Quarter Fiscal 1999, as compared to an operating profit of $586,245 for Second Quarter Fiscal 1998.

         The Company's interest expense was $192,637 in Second Quarter Fiscal 1999 compared to $201,223 in Second Quarter Fiscal 1998. Interest expense decreased due to a lower effective interest rate as a result of deferring the maturity date on the revolving credit loan to October 1, 2000, in Second Quarter Fiscal 1999.

                  The Company reported net income of $503,899 for Second Quarter Fiscal 1999, $0.10 basic income per share, $0.03 on a diluted basis, compared to net income of $385,022 for Second Quarter Fiscal 1998, $0.07 basic income per share, $0.03 on a diluted basis.


Results of Operations -Six months ended December 31, 1998 compared with Six months ended December 31, 1997.

         Net sales for the six months ended December 1998 increased by 3% to $5,103,997 from net sales of $4,943,380 in the six months ended December 1997. The Company's private label supply agreements accounted for approximately $2.5 million and $3.6 million of net sales for the six months ended December 31, 1998 and 1997, respectively.

         Cost of sales increased by 8%, to $3,190,605 in the six months ended December 31, 1998 from $2,964,847 in the six months ended December 31, 1997. The cost of sales percentage increase was primarily due to the increase in production costs and quality assurance personnel costs. These costs increased as a result of the growth the Company experienced during Fiscal 1998 and anticipated growth for Fiscal 1999. Cost of sales for the private label supply agreements is consistent with the overall cost of sales except for discounts allowed. Gross profit margins for the six months ended December 31, 1998 and 1997, were 38% and 40%, respectively. The decrease in the gross profit percentage is primarily due to the increase in production and quality assurance costs in anticipation of increased sales volumes.

         Selling, general and administrative expenses increased by 6% to $888,691 in the six months ended December 31, 1998 from $837,850 in the six months ended December 31, 1997. This increase is due to additional research and development costs during the six months ended December 31, 1998, for an expanded product line.

         As a result of the foregoing, the Company reported an operating profit of $1,024,701 for the six months ended December 31, 1998, as compared to an operating profit of $1,140,683 for the six months ended December 31, 1997.
         The Company's interest expense increased to $422,385 in the six months ended December 31, 1998 from $394,378 in the six months ended December 31, 1997, primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

                  The Company reported net income of $562,316 for the six months ended December 31, 1998, $0.11 basic income per share, $0.04 on a diluted basis, compared to net income of $751,702 for the six months ended December 31, 1997, $0.14 basic income per share, $0.05 on a diluted basis.

Liquidity and Capital Resources -

         The Company generated $291,620 and $199,241 of cash in operations during the six months ended December 31, 1998 and 1997, respectively. Net cash provided by operating activities increased from the six months ended December 31, 1998 as compared to the six months ended December 31, 1997, primarily as a result of lower increases in inventory levels and decreases in other assets due to equipment being received for deposits which were previously made; partially offset by a decrease in net income and increases in trade accounts receivable. Trade accounts receivable increased as a result of increased sales during the latter part of Second Quarter Fiscal 1999 due to quarterly buy-ins.

         The Company expended $679,190 for property, plant and equipment during the six months ended December 31, 1998 compared to $1,014,956 expended during the six months ended December 31, 1997. The Company is currently negotiating to obtain the necessary financing for additional capital expenditures that may be required during Fiscal 1999.

         Net cash provided by financing activities was $370,875 during the six months ended December 31, 1998 as compared to $992,765 provided by financing activities during the six months ended December 31, 1997. The cash provided by financing activities was primarily used to finance capital expenditures.

         As a result of the foregoing, the Company experienced a $16,695 decrease in cash from the beginning to the end of the six-month period ended December 31, 1998.

         Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's net sales or income from continuing operations.

         At December 31, 1998 the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $11.6 million, including $8.1 million owed to a majority shareholder. The estimated required principal and interest payments on the bank term loans is approximately $750,000 for the fiscal year ended June 30, 1999. The shareholder debt does not require any payments during Fiscal 1999. Management expects to have sufficient operating cashflow during Fiscal 1999 to make the required monthly principal and interest payments.

         Management currently believes the balances available under the Company's existing lines of credit and working capital generated by increased sales activity will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products, increased research and development activities, increased sales from contract manufacturing and anticipated capital expenditures, will result in the Company having to increase its lines of credit to provide the necessary working capital and capital expenditure financing to support the Company's growth. The Company has received local and state approval for a $6,000,000 industrial development revenue bond. Funding is expected to be available during the quarter ended March 31, 1998. The proceeds are to be used to refinance existing term debt, repay deferred shareholder interest, and to provide additional financing for capital expenditures. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth from the contract manufacturing and private label supply agreements, and to support new product introductions. However there can be no assurance that any of the above will occur.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


                  Prospects for the Future

         As of December 31, 1998 nine additional products are under development. Four of these products are being developed and manufactured for other companies, while the other five products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Three additional products represent previously approved Abbreviated New Drug Applications ("ANDA") that the Company is planning to reintroduce. The remaining one product represent a new product introduction, which has completed a bio-study and has been submitted to the FDA for review. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence producing and shipping additional products.

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

The inventory phase of all business, manufacturing, quality control and plant systems has been completed and the assessment phase of such systems is nearly complete. Results to date are encouraging The Company believes that some costs will be incurred to make certain quality control systems Year 2000 compliant but those costs should not be material as the equipment was slated to be replaced in Fiscal year 1999. As of December 31, 1998 the Company had incurred approximately $40,000 relating to remediation of the Year 2000 issue. The Company estimates that it will have total expenditures for remediation of approximately $70,000 in Fiscal Year 1999 and $40,000 in Fiscal Year 2000. The future remediation costs to be incurred are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-QSB is shown on the Exhibit Index filed herewith.

    (b) The Company did not file any reports on Form 8-K during Second Quarter Fiscal 1999.

                                  SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              LANNETT COMPANY, INC.



Dated: February 1, 1999    By:               /s/Jeffrey M. Moshal
                                             --------------------
                                               Jeffrey M. Moshal
                                               Vice President -
                                            Finance and Treasurer

Exhibit Index

 Exhibit
 Number   Description                        Method of Filing                      Page
 ------   -----------                        ----------------                      ----

  3(a)    Articles of Incorporation          Incorporated by reference to the       -
                                             Proxy Statement filed with
                                             respect to the Annual Meeting of
                                             Shareholders held on December 6,
                                             1991 (the "1991 Proxy  Statement").

  3(b)    By-Laws, as amended                Incorporated by reference to the       -
                                             1991 Proxy Statement.

  4(a)    Specimen Certificate for Common    Incorporated by reference to           -
          Stock                              Exhibit 4(a) to Form 8 dated
                                             April 23, 1993 (Amendment No. 3
                                             to Form 10-K f/y/e June 30,
                                             1992) ("Form 8")


  10(a)   Loan Agreement dated August 30,     Incorporated by reference to the      -
          1991 between the Company and        Annual Report on Form 10-K f/y/e
          William Farber                      June 30, 1991


  10(b)   Amendment #1 to Loan Agreement     Incorporated by reference to           -
          dated March 15, 1993               Exhibit 10(b) to the Annual
                                             Report on Form 10-KSB f/y/e June
                                             30, 1993 ("1993 Form 10-K")


  10(c)   Amendment #2 to Loan Agreement     Incorporated by reference to           -
          dated August 1, 1994               Exhibit 10(c) to the Annual
                                             Report on Form 10-KSB f/y/e June
                                             30, 1994 ("1994 Form 10-K")


  10(d)   Amendment #3 to Loan Agreement     Incorporated by reference to           -
          dated May 15, 1995                 Exhibit 10(d) to the Annual
                                             Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")


  10(e)   Amendment #4 to Loan Agreement     Incorporated by reference to           -
          dated December 31, 1995            Exhibit 10(e) to the Annual
                                             Report on Form 10-KSB f/y/e June
                                             30, 1996 ("1996 Form 10-K")


  10(f)   Amendment #5 to Loan Agreement     Incorporated by reference to           -
          dated June 30, 1996                Exhibit 10(f) to the Annual
                                             Report on Form 10-KSB f/y/e June
                                             30, 1996 ("1996 Form 10-K")


  10(g)   Amendment #6 to Loan Agreement     Incorporated by reference to
          to dated November 1, 1996          Exhibit 10(g) the Annual Report
                                             on Form 10-KSB f/y/e June 30,
                                             1997 ("1997 Form 10-KSB")

  10(h)   Amendment #7 to Loan Agreement     Incorporated by reference to
          dated September 9, 1997            Exhibit 10(h) to the Annual
                                             Report on 1997 Form 10-KSB

  10(i)   Amendment #8 to Loan Agreement     Incorporated by reference to
          dated June 30, 1998                Exhibit 10(i) to the Annual Report
                                             on Form 10-KSB f/y/e June 30,
                                             1998 ("1998 Form 10-KSB")

Exhibit Index

 Exhibit
 Number   Description                        Method of Filing                      Page
 ------   -----------                        ----------------                      ----
  10(j)   Amendment #9 to Loan Agreement     Filed herewith
          dated December 30, 1998

  10(k)   Loan Agreement dated May 4, 1993   Incorporated by reference to           -
          between the Company and Meridian   Exhibit 10(c) to the 1993 Form
          Bank                               10-K

  10(l)   Amendment to Loan Documents        Incorporated by reference to           -
          between the Company and Meridian   Exhibit 10(e) to the Annual
          Bank dated as of December 8, 1993  Report on Form 10-KSB f/y/e June
                                             30, 1994 ("1994 Form 10-K")

  10(m)   Letter Agreement between the       Incorporated by reference to           -
          Company and Meridian Bank dated    Exhibit 10(f) to the Annual
          December 21, 1993                  Report on Form 10-KSB f/y/e June
                                             30, 1994 ("1994 Form 10-K")

  10(n)   Third Amendment to Loan            Incorporated by reference to           -
          Agreement dated as of June 9,      Exhibit 10(g) to the Annual
          1994                               Report on Form 10-KSB f/y/e June
                                             30, 1994 ("1994 Form 10-K")


  10(o)   Fourth Amendment to Loan           Incorporated by reference to           -
          Documents between the Company      Exhibit 10(i) to the Annual
          and Meridian Bank as of October    Report on Form 10-KSB f/y/e June
          27, 1994                           30, 1995 ("1995 Form 10-K")

  10(p)   Letter Agreement between the       Incorporated by reference to           -
          Company and Meridian Bank dated    Exhibit 10(j) to the Annual
          October 27, 1994                   Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")

  10(q)   Letter Agreement between the       Incorporated by reference to           -
          Company and Meridian Bank dated    Exhibit 10(k) to the Annual
          July 10, 1995                      Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")

  10(r)   Amendment to Security Agreement    Incorporated by reference to            -
          between the Company and Meridian   Exhibit 10(l) to the Annual
          Bank dated as of July 31, 1995     Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")

  10(s)   Line of Credit Note dated July     Incorporated by reference to           -
          31, 1995                           Exhibit 10(m) to the Annual
                                             Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")

  10(t)   Fifth Amendment to Loan            Incorporated by reference to           -
          Agreement dated July 31, 1995      Exhibit 10(n) to the Annual
                                             Report on Form 10-KSB f/y/e June
                                             30, 1995 ("1995 Form 10-K")


Exhibit Index

 Exhibit
 Number   Description                        Method of Filing                      Page
 ------   -----------                        ----------------                      ----

  10(u)   Amendment to Loan agreement        Incorporated by reference to           -
          between the Company and Meridian   Exhibit 10(q) to the Annual
          Bank, dated March 5, 1996.         Report on Form 10-KSB f/y/e June
                                             30, 1996 ("1996 Form 10-K")

  10(v)   Amendment to Loan agreement        Incorporated by reference to
          between the Company and            Exhibit 10(h) to the Annual
          Corestates Bank, dated March 20,   Report on 1997 Form 10-KSB
          1997.

  10(w)   Amendment to Loan agreement        Incorporated by reference to
          between the Company and            Exhibit 10(h) to the Annual
          Corestates Bank, dated March 20,   Report on 1997 Form 10-KSB
          1997.

  10(x)   Amendment to Loan agreement        Incorporated by reference to
          between the Company and            Exhibit 10(h) to the Annual
          Corestates Bank, dated May 23,     Report on 1997 Form 10-KSB
          1997.

  10(y)   Amendment to Loan agreement        Incorporated by reference to
          between the Company and            Exhibit 10(h) to the Annual
          Corestates Bank, dated September   Report on 1997 Form 10-KSB
          24, 1997.

  10(z)   Amendment to Loan agreement        Incorporated by reference to
          between the Company and            Exhibit 10(h) to the Annual
          Corestates Bank, dated December    Report on 1997 Form 10-KSB
          10, 1997.

  10(aa)  Amendment to Loan agreement        Incorporated by reference to
          between the Company and            Exhibit 10(h) to the Annual
          Corestates Bank, dated December    Report on 1997 Form 10-KSB
          10, 1997.

  10(ab)  Amendment to Loan agreement        Incorporated by reference to
          between the Company and            Exhibit 10(aa) to the Annual
          Corestates Bank, dated June 11,    Report on 1998 Form 10-KSB
          1998.

  10(ac)  Amendment to Loan agreement        Incorporated by reference to
          between the Company and            Exhibit 10(ab) to the Annual
          Corestates Bank, dated June 1998.  Report on 1998 Form 10-KSB


Exhibit Index

 Exhibit
 Number   Description                        Method of Filing                      Page
 ------   -----------                        ----------------                      ----

  10(ad)  Employment agreement between the   Incorporated by reference to
          Company and Vlad Mikijanic         Exhibit 10(i) to the Annual
                                             Report on Form 10-KSB f/y/e June
                                             30, 1994 ("1994 Form 10-K")

  10(ae)  Supply Agreement dated January     Incorporated by reference to
          14, 1997                           Exhibit 10(ad) to the Annual
                                             Report on 1998 Form 10-KSB

  10(af)  Supply Agreement dated January     Incorporated by reference to
          17, 1997                           Exhibit 10(ae) to the Annual
                                             Report on 1998 Form 10-KSB

  10(ag)  Supply Agreement dated January     Incorporated by reference to
          17, 1997                           Exhibit 10(af) to the Annual
                                             Report on 1998 Form 10-KSB

  10(ah)  Supply Agreement dated February    Incorporated by reference to
          11, 1997                           Exhibit 10(ag) to the Annual
                                             Report on 1998 Form 10-KSB

  10(ai)  Supply Agreement dated May 27,     Incorporated by reference to
          1997                               Exhibit 10(ah) to the Annual
                                             Report on 1998 Form 10-KSB

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

                                      18
