Form 10QSB
period 1999-03-31
LANNETT CO INC
filed 1999-05-14
CIK 57725

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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

                           Yes __x__       No _____

As of May 7, 1999, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.




                                                           Page 1 of 22 pages
                                                     Exhibit Index on Page 16

=============================================================================

                                    INDEX

                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

                 Consolidated Balance Sheets as of
                 March 31, 1999 (unaudited) and
                 June 30, 1998..............................................3

                 Consolidated Statements of Operations
                 for the three and nine months ended March 31, 1999
                 and 1998 (unaudited).......................................4

                 Consolidated Statements of Cash Flows
                 for the nine months ended March 31, 1999
                 and 1998 (unaudited).......................................5

                 Notes to Consolidated Financial
                 Statements (unaudited).................................6 - 7

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................................8 - 12

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................13

   Item 2.   Changes in Securities and Use of Proceeds.....................13

   Item 3.   Defaults upon Senior Securities...............................13

   Item 4.   Submission of Matters to a Vote of Security Holders...........13

   Item 5.   Other Information.............................................14

   Item 6.   Exhibits and Reports on Form 8-K..............................14

                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

ASSETS                                                               03/31/99       06/30/98
------                                                               --------       --------

CURRENT ASSETS:
         Cash                                                      $         0    $    16,695
         Trade accounts receivable (net of allowance
            of $70,000 and $50,000)                                  2,083,689      1,357,131
         Inventories                                                 2,329,854      2,071,946
         Prepaid expenses                                               59,254         67,304
                                                                   -----------    -----------
                  Total current assets                               4,472,797      3,513,076
                                                                   -----------    -----------
PROPERTY, PLANT AND EQUIPMENT                                        6,678,354      5,811,863
Less accumulated depreciation                                       (1,896,299)    (1,502,199)
                                                                   -----------    -----------
                                                                     4,782,055      4,309,664
                                                                   -----------    -----------
OTHER ASSETS                                                            34,796        143,864

DEFERRED TAX ASSET                                                     150,000        150,000
                                                                   -----------    -----------
                  Total assets                                     $ 9,439,648    $ 8,116,604
                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
         Line of credit                                            $ 1,500,000    $ 1,250,000
         Accounts payable                                              636,356        631,249
         Deferred  interest payable - shareholder (including         1,637,987        749,357
            convertible deferred interest payable of
            $585,623 and $262,250)
         Accrued expenses                                              337,749        180,941
         Convertible note payable - shareholder                      2,000,000           --
              Current  portion of long-term debt                       870,680        863,207
                                                                   -----------    -----------
                  Total current liabilities                          6,982,772      3,674,754
                                                                   -----------    -----------
LONG-TERM DEBT, LESS CURRENT PORTION                                 1,079,543      1,357,548
                                                                   -----------    -----------
LINE OF CREDIT AND DEFERRED INTEREST - SHAREHOLDER                   4,281,712      4,477,889
                                                                   -----------    -----------
CONVERTIBLE NOTE PAYABLE AND DEFERRED INTEREST -
SHAREHOLDER, LESS CURRENT PORTION                                         --        2,273,750
                                                                                  -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 5,206,128 shares                    5,206          5,206
         Additional paid-in capital                                    320,575        320,575
         Accumulated deficit                                        (3,230,160)    (3,993,118)
                                                                   -----------    -----------
                  Total shareholders' deficiency                    (2,904,379)    (3,667,337)
                                                                   -----------    -----------
                  Total liabilities and shareholders' deficiency   $ 9,439,648    $ 8,116,604
                                                                   ===========    ===========

               See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                  --------------------------       -------------------------
                                                    3/31/99         3/31/98         3/31/99         3/31/98
                                                    -------         -------         -------         -------
NET SALES                                        $  2,820,526    $  2,690,126    $  7,924,523    $  7,633,506
COST OF SALES                                       1,956,578       1,853,313       5,147,183       4,818,160
                                                 ------------    ------------    ------------    ------------
                  Gross profit                        863,948         836,813       2,777,340       2,815,346

SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                      473,367         366,156       1,361,877       1,204,006
                                                 ------------    ------------    ------------    ------------
                  Operating profit                    390,581         470,657       1,415,463       1,611,340
                                                 ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES), NET
Other                                                     181           4,035            --             9,432
Interest expense                                     (183,002)       (203,753)       (605,387)       (598,131)
                                                 ------------    ------------    ------------    ------------
                                                     (182,821)       (199,718)       (605,387)       (588,699)
                                                 ------------    ------------    ------------    ------------
NET INCOME BEFORE TAXES                          $    207,760    $    270,939    $    810,076    $  1,022,641
                                                 ------------    ------------    ------------    ------------
TAXES                                            $      7,116    $          0    $     47,116    $          0

NET INCOME                                       $    200,644    $    270,939    $    762,960    $  1,022,641
                                                 ============    ============    ============    ============
BASIC INCOME PER SHARE                           $        .04    $        .05    $        .15    $        .20

DILUTED INCOME PER SHARE                         $        .01    $        .02    $        .05    $        .07

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                    5,206,128       5,206,128       5,206,128       5,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                   15,548,621      15,282,128      15,548,621      15,282,128

              See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)



                                                                     FOR THE NINE MONTHS ENDED
                                                                     -------------------------
                                                                       3/31/99       3/31/98
                                                                       -------       -------
OPERATING ACTIVITIES:
    Net income                                                      $   762,960    $ 1,022,641
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                    394,098        247,314
    Changes in assets and liabilities which provided cash:
       Trade accounts receivable                                       (726,558)      (434,932)
       Inventories                                                     (257,908)      (242,562)
       Prepaid expenses and other assets                                117,118        (63,167)
       Accounts payable                                                   5,107         39,259
       Accrued expenses                                                 156,808       (114,222)
                                                                    -----------    -----------
              Net cash provided by operating activities                 451,625        454,331
                                                                    -----------    -----------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                         (866,491)    (1,700,084)
                                                                    -----------    -----------
       Net cash used in investing activities                           (866,491)    (1,700,084)
                                                                    -----------    -----------
FINANCING ACTIVITIES:
    Borrowings under line of credit - shareholder                       300,000         50,000
    Borrowings under line of credit                                     250,000           --
    Change in deferred interest payable - shareholder                   118,703        345,951
    Repayments of debt                                                 (270,532)      (150,119)
    Proceeds from debt                                                               1,004,885
                                                                    -----------    -----------
    Net cash provided by financing activities                           398,171      1,250,717
                                                                    -----------    -----------
NET (DECREASE) INCREASE IN CASH                                         (16,695)         4,964

CASH, BEGINNING OF YEAR                                                  16,695         15,509
                                                                    -----------    -----------
CASH, END OF PERIOD                                                 $         0    $    20,473
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

    The results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

    Management believes the balances available under the Company's existing lines of credit and working capital generated by increased sales activity will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products, increased research and development activities, increased sales from contract manufacturing and anticipated capital expenditures, will result in the Company having to increase its lines of credit to provide the necessary working capital and capital expenditure financing to support the Company's growth. Subsequent to Third Quarter Fiscal 1999, the Company finalized a $6,000,000 financing agreement through First Union Capital Markets Group and the Philadelphia Authority for Industrial Development. The proceeds are to be used to refinance existing term debt, repay deferred shareholder interest, and to provide additional financing for capital expenditures. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth from the contract manufacturing and private label supply agreements, and to support new product introductions. However there can be no assurance that any of the above will occur.


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


Note 3. Inventories

    Inventories consist of the following:

                                        March 31,         June 30,
                                          1999              1998
                                      -----------         --------
                                      (unaudited)

       Raw materials                 $     843,421     $     652,825
       Work-in-process                     858,416           406,442
       Finished goods                      282,850           778,246
       Packaging supplies                  345,167           234,433
                                     -------------     -------------
                                     $   2,329,854     $   2,071,946
                                     =============     =============



Note 4. Income Taxes


     The provision for state income taxes for the nine months ended March 31, 1999 was $40,000. The provision for federal income taxes for the nine months ended March 31, 1999 was eliminated by the utilization of federal net operating loss carryforwards, with the exception of $7,116.

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

         Results of Operations -Three months ended March 31, 1999 compared with three months ended March 31, 1998.

         Net sales for the three months ended March 31, 1999 ("Third Quarter Fiscal 1999") increased by 4.8% to $2,820,526 from net sales of $2,690,126 in the three months ended March 31,1998 ("Third Quarter Fiscal 1998). Sales increased during Third Quarter Fiscal 1999 mainly due to increased penetration of the Company's product line. The Company's private label supply agreements accounted for approximately $2.1 million of Third Quarter Fiscal 1999 and Third Quarter Fiscal 1998 net sales.

         Cost of sales increased by 5.6%, to $1,956,578 in Third Quarter Fiscal 1999 from $1,853,313 in Third Quarter Fiscal 1998. The cost of sales increase is in line with the increase in Third Quarter Fiscal 1999 sales over Third Quarter Fiscal 1998 sales. Cost of sales for the private label supply agreements is consistent with the overall cost of sales except for discounts allowed. Gross profit margins for Third Quarter Fiscal 1999 and Third Quarter Fiscal 1998 were 30.6% and 31.1%, respectively. The decrease in the gross profit percentage is primarily due to the increase in production and quality assurance personnel costs in anticipation of increased sales volumes.

         Selling, general and administrative expenses increased by 29.3% to $473,367 in Third Quarter Fiscal 1999 from $366,156 in Third Quarter Fiscal 1998. This increase is due to increases in depreciation, advertising and marketing and research and development costs as a result of the growth of the Company during Fiscal Year 1999.

         As a result of the foregoing, the Company reported an operating profit of $390,581 for Third Quarter Fiscal 1999, as compared to an operating profit of $470,657 for Third Quarter Fiscal 1998.

         The Company's interest expense was $183,002 in Third Quarter Fiscal 1999 compared to $203,753 in Third Quarter Fiscal 1998. Interest expense decreased due to a lower effective interest rate as a result of deferring the maturity date on the revolving credit loan to October 1, 2000, in Second Quarter Fiscal 1999.

                  The Company reported net income of $200,644 for Third Quarter Fiscal 1999, $0.04 basic income per share, $0.01 on a diluted basis, compared to net income of $270,939 for Third Quarter Fiscal 1998, $0.05 basic income per share, $0.02 on a diluted basis.


Results of Operations -Nine months ended March 31, 1999 compared with Nine months ended March 31, 1998.

         Net sales for the nine months ended March 31, 1999 increased by 3.8% to $7,924,523 from net sales of $7,633,506 in the nine months ended March 31, 1998. The Company's private label supply agreements accounted for approximately $4.5 million and $5.7 million of net sales for the nine months ended March 31, 1999 and 1998, respectively.

         Cost of sales increased by 6.8%, to $5,147,183 in the nine months ended March 31, 1999 from $4,818,160 in the nine months ended March 31, 1998. The cost of sales percentage increase was primarily due to the increase in production and quality assurance personnel costs. These costs increased as a result of the growth the Company experienced during the nine months ended March 31, 1999. Cost of sales for the private label supply agreements is consistent with the overall cost of sales except for discounts allowed. Gross profit margins for the nine months ended March 31, 1999 and 1998, were 35.0% and 36.9%, respectively. The decrease in the gross profit percentage is primarily due to the increase in quality assurance costs in anticipation of increased sales volumes.

         Selling, general and administrative expenses increased by 13.1% to $1,361,877 in the nine months ended March 31, 1999 from $1,204,006 in the nine months ended March 31, 1998. This increase is due mainly to additional research and development costs during the nine months ended March 31, 1999, for an expanded product line.

         As a result of the foregoing, the Company reported an operating profit of $1,415,463 for the nine months ended March 31, 1999, as compared to an operating profit of $1,611,340 for the nine months ended March 31, 1998.
 .
         The Company's interest expense increased to $605,387 in the nine months ended March 31, 1999 from $598,131 in the nine months ended March 31, 1998, primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

         The Company reported net income of $762,960 for the nine months ended March 31, 1999, $0.15 basic income per share, $0.05 on a diluted basis, compared to net income of $1,022,641 for the nine months ended March 31, 1998, $0.20 basic income per share, $0.07 on a diluted basis.

Liquidity and Capital Resources -

         The Company generated $451,625 and $454,331 of cash in operations during the nine months ended March 31, 1999 and 1998, respectively. Net cash provided by operating activities remained constant during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998.

         The Company expended $866,491 for property, plant and equipment during the nine months ended March 31, 1999 compared to $1,700,084 expended during the nine months ended March 31, 1998.

         Net cash provided by financing activities was $398,171 during the nine months ended March 31, 1999 as compared to $1,250,717 provided by financing activities during the nine months ended March 31, 1998. The cash provided by financing activities was used to finance capital expenditures.

         As a result of the foregoing, the Company experienced a $16,695 decrease in cash from the beginning to the end of the nine-month period ended March 31, 1999.

         Except as set forth in this report, the Company is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's net sales or income from continuing operations.

         At March 31, 1999 the outstanding amount of the Company's indebtedness (other than trade payables and accrued expenses) is $11.4 million, including $7.9 million owed to a majority shareholder. The estimated required principal and interest payments on the bank term loans is approximately $750,000 for the fiscal year ended June 30, 1999. The estimated interest payments on the shareholder debt is approximately $1,500,000 during Fiscal 1999. Management expects to have sufficient operating cash flow during Fiscal 1999 to make the required monthly principal and interest payments.

         Management believes the balances available under the Company's existing lines of credit and working capital generated by increased sales activity will be adequate to fund the Company's working capital requirements under current sales conditions. The introduction of new products, increased research and development activities, increased sales from contract manufacturing and anticipated capital expenditures, will result in the Company having to increase its lines of credit to provide the necessary working capital and capital expenditure financing to support the Company's growth. Subsequent to Third Quarter Fiscal 1999, the Company finalized a $6,000,000 financing agreement through First Union Capital Markets Group and the Philadelphia Authority for Industrial Development. The proceeds are to be used to refinance existing term debt, repay deferred shareholder interest, and to provide additional financing for capital expenditures. The increase in capital expenditures and anticipated additional capital expenditure requirements are necessary to support the growth from the contract manufacturing and private label supply agreements, and to support new product introductions. However there can be no assurance that any of the above will occur.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.



                  Prospects for the Future

         As of March 31, 1999, nine additional products are under development. Four of these products are being developed and manufactured for other companies, while the other five products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Three additional Lannett products represent previously approved Abbreviated New Drug Applications ("ANDA") that the Company is planning to reintroduce. The remaining Lannett product represents a new product introduction, which has recently been approved by the FDA and is undergoing validation procedures. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence producing and shipping additional products.

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

In 1997, the Company established a Year 2000 project team to address outstanding Year 2000 issues. The team has focused its efforts on the following areas: (1) Information systems hardware and software, (2) Manufacturing and distribution equipment, (3) Quality control and testing equipment, (4) Facilities and infrastructure, and (5) Third-party relationships.

The Year 2000 program consists of five stages: Awareness, Inventory, Assessment, Correction & Testing, and Implementation & Contingency Planning. Phase I--Awareness--involves educating the personnel and management of the Company about the Year 2000 Problem and how it can affect them. Phase II--Inventory--involves identifying and ranking all of the components of the Company's systems, equipment and suppliers that may be vulnerable to the Year 2000 Problem. Phase III--Assessment--involves identifying the Year 2000 readiness and options regarding the items inventoried in Phase II. Phase IV--Correction & Testing--involves obtaining replacements or identifying remediation strategies for non-compliant systems as well as testing those solutions in a non-production environment. Phase V--Implementation & Contingency Planning--involves implementing the solutions obtained in Phase IV and developing contingencies for the most reasonably likely worst case scenarios.

As of March 31, 1999 the Company had incurred approximately $40,000 relating to remediation of the Year 2000 issue. The Company estimates that it will have total expenditures for remediation of approximately $70,000 in Fiscal Year 1999 and $40,000 in Fiscal Year 2000. The future remediation costs to be incurred are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different.

The Information systems hardware and software area of the project has completed Phases I-IV. Phase V involves the implementation of a new version of the accounting software used by the Company. The Phase V implementation will be completed by the end of Fiscal Year 1999.

The Manufacturing and distribution equipment area of the project is completed.

The Quality Control and testing equipment area of the project has completed Phases I-IV. Phase V involves the implementation of a new laboratory data collection system to replace the current non-compliant system. The Phase V implementation will be completed by the end of Fiscal Year 1999.

The Facilities and infrastructure area of the project is completed.

The Third-party relationship area of the project has completed Phases I-III. The Company is currently pursing Phase IV certification. Phase V contingency planning is slated to be completed by the end of Fiscal Year 1999.

The Company continues to make inquiries of its vendors, professional advisors, customers and other constituents whose Year 2000 compliance is important to its ongoing business. Based on the limited information received by the Company, no significant issues have been disclosed. The Company has identified that a significant disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (1) the inability of principal suppliers or logistics providers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, and (2) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution center as a result of a general failure of systems and necessary infrastructure such as electric supply. The Company is preparing plans that could include adjusting raw material and finished goods levels around an assumed period of disruption to the supply chain to reduce the impact of significant failure.

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

    (b) The Company did not file any reports on Form 8-K during Third Quarter Fiscal 1999.

                                  SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     LANNETT COMPANY, INC.



Dated: May 7, 1999                       By:         / s / Jeffrey M. Moshal
                                                           -----------------
                                                     Jeffrey M. Moshal
                                                     Chief Operating Officer

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

 10(g)    Amendment #6 to Loan Agreement     Incorporated by reference to Exhibit 10(g)
          dated November 1, 1996             to X the Annual Report on Form 10-KSB f/y/e
                                             June 30, 1997 ("1997 Form 10-KSB")

 10(h)    Amendment #7 to Loan Agreement     Incorporated by reference to Exhibit 10(h) to
          dated September 9, 1997            the Annual Report on 1997 Form 10-KSB

 10(i)    Amendment #8 to Loan Agreement     Incorporated by reference to Exhibit 10(i)
          dated June 30, 1998                to the Annual Report on Form 10-KSB f/y/e
                                             June 30, 1998 ("1998 Form 10-KSB")


Exhibit
Number    Description                        Method of Filing                                   Page
-------   -----------                        ----------------                                   ----

 10(j)    Amendment #9 to Loan Agreement     Incorporated by reference to Exhibit 10(j) on
          dated December 30, 1998            Form 10-QSB for the quarter ended December 31,
                                             1998

 10(k)    Loan Agreement dated May 4, 1993   Incorporated by reference to Exhibit 10(c) to      -
          between the Company and Meridian   the 1993 Form 10-K
          Bank

 10(l)    Amendment to Loan Documents        Incorporated by reference to Exhibit 10(e) to      -
          between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
          Bank dated as of December 8, 1993  1994 ("1994 Form 10-K")

 10(m)    Letter Agreement between the       Incorporated by reference to Exhibit 10(f) to      -
          Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
          December 21, 1993                  1994 ("1994 Form 10-K")

 10(n)    Third Amendment to Loan            Incorporated by reference to Exhibit 10(g) to      -
          Agreement dated as of June 9,      the Annual Report on Form 10-KSB f/y/e June 30,
          1994                               1994 ("1994 Form 10-K")

 10(o)    Fourth Amendment to Loan           Incorporated by reference to Exhibit 10(i) to      -
          Documents between the Company      the Annual Report on Form 10-KSB f/y/e June 30,
          and Meridian Bank as of October    1995 ("1995 Form 10-K")
          27, 1994

 10(p)    Letter Agreement between the       Incorporated by reference to Exhibit 10(j) to      -
          Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
          October 27, 1994                   1995 ("1995 Form 10-K")

 10(q)    Letter Agreement between the       Incorporated by reference to Exhibit 10(k) to      -
          Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
          July 10, 1995                      1995 ("1995 Form 10-K")

                                                                                                -

 10(r)    Amendment to Security Agreement    Incorporated by reference to Exhibit 10(l) to
          between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
          Bank dated as of July 31, 1995     1995 ("1995 Form 10-K")

 10(s)    Line of Credit Note dated July     Incorporated by reference to Exhibit 10(m) to      -
          31, 1995                           the Annual Report on Form 10-KSB f/y/e June 30,
                                             1995 ("1995 Form 10-K")

 10(t)    Fifth Amendment to Loan            Incorporated by reference to Exhibit 10(n) to      -
          Agreement dated July 31, 1995      the Annual Report on Form 10-KSB f/y/e June 30,
                                             1995 ("1995 Form 10-K")




Exhibit
Number    Description                        Method of Filing                                   Page
-------   -----------                        ----------------                                   ----

 10(u)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(q) to      -
          between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
          Bank, dated March 5, 1996.         1996 ("1996 Form 10-K")

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

10(aa)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(h) to
          between the Company and            the Annual Report on 1997 Form 10-KSB
          Corestates Bank, dated December
          10, 1997.

10(ab)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(aa) to
          between the Company and            the Annual Report on 1998 Form 10-KSB
          Corestates Bank, dated June 11,
          1998.

10(ac)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(ab) to
          between the Company and            the Annual Report on 1998 Form 10-KSB
          Corestates Bank, dated June 1998.


Exhibit
Number    Description                        Method of Filing                                   Page
-------   -----------                        ----------------                                   ----

10(ad)    Employment agreement between the   Incorporated by reference to Exhibit 10(i)
          Company and Vlad Mikijanic         to the Annual Report on Form 10-KSB f/y/e
                                             June 30, 1994 ("1994 Form 10-K")

10(ae)    Supply Agreement dated January     Incorporated by reference to Exhibit 10(ad) to
          14, 1997                           the Annual Report on 1998 Form 10-KSB

10(af)    Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
          17, 1997                           the Annual Report on 1998 Form 10-KSB

10(ag)    Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
          17, 1997                           the Annual Report on 1998 Form 10-KSB

10(ah)    Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
          11, 1997                           the Annual Report on 1998 Form 10-KSB

10(ai)    Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
          1997                               the Annual Report on 1998 Form 10-KSB

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