Form 10KSB
period 1999-06-30
LANNETT CO INC
filed 1999-09-28
CIK 57725

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999

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

        The issuer had net sales of $10,580,568 for the fiscal year ended June 30, 1999.

        As of September 1, 1999, the aggregate market value of the voting stock held by non-affiliates was approximately $5,856,894 computed by reference to the average of the bid and asked prices of such stock as quoted by the National Quotations Bureau, Inc.

        As of September 1, 1999, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                           Page 1 of 38 pages
                                                     Exhibit Index on Page 39


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

           During Fiscal 1997, the Company signed a contract development and manufacturing agreement and a number of private-label supply agreements (collectively the "Supply Agreements"). The private label supply agreements signed with other generic pharmaceutical companies enable the Company to further penetrate the market for its current product lines. Revenues from these agreements began in Fiscal 1998. Pricing stated in the Supply Agreements is subject to change depending on market conditions. The Supply Agreements do not dictate a certain level of purchases.

           The use of the Company's manufacturing capacity remained consistent as compared to the prior year. Certain manufacturing departments are operating at full utilization (utilizing one shift) and certain departments are operating on a limited second shift. The hiring of additional personnel will allow for increased efficiency and utilization of equipment and should be sufficient to accommodate increased production needs during Fiscal 2000. On December 19, 1997, the Company entered into a three-year lease for a 23,500 square foot facility. This new facility houses research and development, administration and warehousing operations.


           Principal Products.

           During Fiscal 1999, the Company manufactured and distributed five products: (i) Butalbital Compound Capsules ("BCC"), a generic version of Novartis Pharmaceutical Corporation's Fiorinal(R); an analgesic primarily used for the treatment of migrane headaches, (ii) Primidone, a generic version of American Home Product's Mysoline(R) an anti-convulsant, (iii) Dicyclomine Hydrochloride USP, 10-mg capsules, a generic version of Hoechst Marion Roussel's Bentyl(R), an antispasmodic and anticholinergic agent, (iv) Pseusoephedrine Hydrochlorine 60-mg tablets and (v) Guafenesin/Ephedrine 25/200-mg tablets, both cough/cold preparations.

           Eight additional products are currently under development. Four of these products are being developed and manufactured for other companies, and the other four products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Three additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products.

           During the quarter ended September 30, 1999, the Company began manufacturing and distributing Dicyclomine Hydrochloride USP, 20-mg tablets, a generic version of Hoechst Marion Roussel's Bentyl(R), an antispasmodic and anticholinergic agent.

           During Fiscal 1997, the Company signed a number of Supply Agreements. The high quality of Lannett production facilities, equipment and staff offers attractive alternatives for contract development and manufacturing for other pharmaceutical companies and Lannett intends to further pursue this area of business. In addition, the Company signed a number of private label supply agreements with larger generic pharmaceutical companies to increase market share of its current product line by utilizing the sales and marketing strengths of these larger companies. Pricing stated in the Supply Agreements is subject to change depending on market conditions. The Supply Agreements do not dictate a certain level of purchases.



           Raw Materials.

           The raw materials used by the Company in the manufacture of pharmaceutical products consist of pharmaceutical chemicals in various forms, which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. Four suppliers, BI Chemicals Inc., Ganes Chemicals, Penn Bottle and Supply Co. and Flavine International accounted for approximately 27%, 23%, 15% and 11%, respectively of the Company's raw material purchases in Fiscal 1999. Four suppliers, BI Chemicals Inc., Capsugel, Penn Bottle and Supply Co. and Ganes Chemicals Inc. accounted for approximately 43%, 16%, 12% and 12%, respectively, of the Company's raw material purchases in Fiscal 1998. The raw materials purchased from these suppliers are available from a number of vendors.

           Distribution.

           The Company sells its pharmaceutical products primarily to wholesalers, distributors, warehousing chains, retail chains and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. The Company has a number of Supply Agreements. Two customers accounted for approximately 39% and 19%, respectively, of net sales in Fiscal 1999. Two different customers accounted for approximately 31% and 28%, respectively, of the Company's net sales in Fiscal 1998. As the Company introduces additional products and is awarded additional Supply Agreements the Company expects to broaden its customer base.

           Competition.

           The manufacture and distribution of pharmaceutical products is a highly competitive industry. Competition in the pharmaceutical industry is primarily based on quality, price and service. The Company intends to compete primarily on this basis, as well as flexibility, availability of inventory, and by the fact that the Company's products are only available from limited competitors. The modernization of its facilities, hiring of experienced staff, implementation of inventory and quality control programs and the signing of the recent supply agreements have improved the Company's competitive position.


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

           Abbreviated New Drug Applications ("ANDA"). An ANDA is similar to an NDA, except that the FDA waives the requirement of complete clinical studies of safety and efficacy, although it may require bioavailability and bioequivalence studies. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares one drug product with another, and when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved equivalent drug. Under the Drug Price Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug, regardless of when such other drug was approved. The Drug Price Act, in addition to establishing a new ANDA procedure, created statutory protections for approved brand name drugs. Under the Drug Price Act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the equivalent brand name drug have expired or have been determined to be invalid. Prior to enactment of the Drug Price Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Drug Price Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDA's for generic drugs cannot become effective or, under certain circumstances, cannot be filed if the equivalent brand name drug was approved after December 31, 1981.


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

           Among the requirements for new drug approval is the requirement that the prospective manufacturer's methods conform to the FDA's current good manufacturing practices ("CGMP Regulations"). The CGMP Regulations must be followed at all times during which the approved drug is manufactured. In complying with the standards set forth in the CGMP regulations, the Company must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. Failure to comply with the CGMP regulations risks possible FDA action such as the seizure of noncomplying drug products or, through the Department of Justice, enjoining the manufacture of such products.

           The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and, to the extent that its business operations entail the generation, storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants, the Company may be subject to various federal, state and local environmental protection laws and regulations. The Company monitors its compliance with all environmental laws. Any compliance costs, which may be incurred, are contingent upon the results of future site monitoring and will be charged against operations when incurred. No monitoring costs were incurred by the Company during the year ended June 30, 1999. During the year ended June 30, 1998, the Company incurred monitoring costs of approximately $5,000.

           Research and Development.

           During Fiscal 1999 and Fiscal 1998, the Company incurred research and development costs of approximately $915,000 and $466,000, respectively.

           Employees.

           The Company currently employs 90 employees, all of whom are full-time.

ITEM 2. DESCRIPTION OF PROPERTY

           The Company's general business offices, laboratory and manufacturing and distribution facilities are located in a facility owned by the Company at 9000 State Road, Philadelphia, Pennsylvania. This facility was extensively renovated during Fiscal 1993 and Fiscal 1992 and is approximately 31,000 square feet, located on four and one half (4-1/2) acres. The Company had increased its warehousing activities beyond the capacity of its current facility. As a result, on December 19, 1997, it entered into a three-year lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. The leased facility is located approximately 1.5 miles from its main operating facility. This new leased facility houses research and development, administration and warehousing operations.


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

           A claim of sexual harassment and retaliation also has been filed against the Company by another former employee. The claim was cross-filed with the PHRC and with the Equal Employment Opportunity Commission, which already has closed its file on the charge. The Company has filed an answer with the PHRC denying the charge, and the PHRC is investigating the claim pursuant to its normal procedures. Management believes that the outcome of this charge also will not have a material adverse impact on the financial position of the Company.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters have been submitted to a vote of the Company's security holders during the quarter ended June 30, 1999 and since the annual meeting of shareholders held May 10, 1999.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Market Information.

           The Company's common stock trades in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by the National Quotations Bureau, Inc. (the "NQB"). The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock during Fiscal 1999 and 1998 as quoted by the NQB. Such quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

                       Fiscal Year Ended June 30, 1999

                                                 High         Low
                                                 ----         ---
First quarter..............................     $2.50        $1.31
Second quarter.............................      1.88         1.13
Third quarter..............................      1.31         1.00
Fourth quarter.............................      1.44         1.00

                       Fiscal Year Ended June 30, 1998

                                                 High         Low
                                                 ----         ---
First quarter..............................     $1.63        $1.00
Second quarter.............................      3.00         1.13
Third quarter..............................      2.63         2.25
Fourth quarter.............................      2.40         1.63


           Holders.

           The number of holders of record of the Company's common stock as of September 1, 1999 is 498.

           Dividends.

           The Company did not pay any cash dividends in Fiscal 1999 or 1998. The Company intends to use all available funds for the Company's working capital and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           In addition to historical information, this Form 10-KSB contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-QSB to be filed by the Company in Fiscal 2000, and any Current Reports on Form 8-K filed by the Company.

           Results of Operations - Fiscal 1999 to Fiscal 1998.

           Net sales for Fiscal 1999 increased by 12% to $10,580,568 from net sales of $9,464,814 in Fiscal 1998. Sales increased during Fiscal 1999 due to increased sales of the Company's Over-The-Counter ("OTC") product line. OTC sales increased by $1.4 million from Fiscal 1998 to Fiscal 1999, offset partially by a decrease of approximately $300,000 in sales of prescription products. The private-label supply agreements accounted for approximately $3.8 million and $6.7 million of Fiscal 1999 and 1998 net sales, respectively. The Company also generated OTC Private Label sales of approximately $4 million and $5,000 not governed by any agreements, during Fiscal 1999 and Fiscal 1998, respectively. Net sales derived from the contract development and manufacturing agreement represents approximately $168,000 and $140,000 for Fiscal 1999 and Fiscal 1998, respectively.

           Cost of sales increased by 8%, to $6,619,837 in Fiscal 1999 from $6,120,949 in Fiscal 1998. The cost of sales increase is due to the increase in direct costs as a result of the increase in sales from Fiscal 1998 to Fiscal 1999, partially offset by greater absorption of fixed overhead. Cost of sales for the private-label supply agreements is consistent with the overall cost of sales except for discounts allowed. Cost of sales related to the contract development and manufacturing agreement represents approximately $85,000 and $70,000 for Fiscal 1999 and Fiscal 1998, respectively. Gross profit margins for Fiscal 1999 and Fiscal 1998 were 37% and 35%, respectively. The increase in the gross profit percentage is primarily due to a more favorable sales mix and greater absorption of fixed overhead as a result of the higher sales levels.

           Research and development expenses increased by 96% to $914,654 in Fiscal 1999 from $465,729 in Fiscal 1998 due to increased activity relating to development of new products and from development work relating to the reintroduction of previously approved ANDA's. Selling, general and administrative expenses were $1,216,170 in Fiscal 1999 and remained relatively constant as compared to $1,198,098 in Fiscal 1998.

           As a result of the foregoing, the Company reported an operating profit of $1,829,907 for Fiscal 1999, as compared to an operating profit of $1,680,038 for Fiscal 1998.

           The Company's interest expense increased to $911,579 in Fiscal 1999 from $804,316 in Fiscal 1998 primarily due to increased borrowings on the Company's debt. See Liquidity and Capital Resources below.

           During Fiscal 1999 and Fiscal 1998 the Company recorded income tax benefits of $368,100 and $150,000, respectively.

           The Company reported net income of $1,308,138 for Fiscal 1999, $0.25 basic income per share, $0.10 on a diluted basis, compared to net income of $1,025,722 for Fiscal 1998, $0.20 basic income per share, $0.08 on a diluted basis.


Liquidity and Capital Resources -

           Net cash provided from operating activities of $1,109,142 during Fiscal 1999 was attributable to net income of $1,308,138 as adjusted for the effects of non-cash items of $190,387 and changes in operating assets and liabilities totaling ($389,383). Significant changes in operating assets and liabilities are comprised of, i) an increase in accounts receivable of $245,471 primarily due to higher sales levels in Fiscal 1999, ii) an increase in inventories primarily due to an increase in work-in-process in anticipation of increased sales levels in Fiscal 2000, partially offset by increases in accounts payable and accrued expenses due to increased inventory and operating expense levels.

           The net cash used in investing activities consisted of $1,068,428 expended during Fiscal 1999 primarily for machinery and equipment. The Company has budgeted for $750,000 in capital expenditures in Fiscal 2000. The anticipated additional capital expenditure requirements are necessary to support the growth from the contract manufacturing and private label supply agreements, and to support new product introductions. As of June 30, 1999, approximately $2,600,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

           The Company has a financing facility made available to it by William Farber, a principal shareholder and Chairman of the Board of Directors which consists of a $4,250,000 revolving line of credit ("Shareholder Line of Credit") and a $2,000,000 convertible debenture ("Shareholder Debenture").

           The principal balance on the Shareholder Line of Credit is due October 1, 2000. At June 30, 1999, accrued interest was $0. At June 30, 1999, the Company had $4,225,000 outstanding and $25,000 available under the Shareholder Line of Credit.

           The maturity date of the Shareholder Debenture is December 23, 1999. The Shareholder Debenture and accrued interest is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness. The present intent of the principal shareholder is to convert the debenture and related accrued interest into shares of common stock prior to December 23, 1999. At June 30, 1999, the current outstanding indebtedness represented by the Shareholder Debenture and the related accrued interest is approximately $2,386,000. Deferred interest from July 1, 1996 to June 30, 1997 is payable in six equal monthly installments, which commenced April 15, 1999 and has been continuing on the fifteenth day of each month thereafter, until paid in full. Deferred interest from July 1, 1997 to June 30, 1998 is payable in six equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter. Deferred interest from July 1, 1998 to June 30, 1999 is payable in twelve equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1999. At June 30, 1999, accrued interest was approximately $386,000, and is classified as currently due.

           In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At June 30, 1999, the Company has $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 1999, no portion of the letter of credit has been utilized.

           In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 1999 and continuing through May 2003, the year the bonds mature. At June 30, 1999, the Company has $2,256,285 outstanding on the bonds, of which $658,638 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At June 30, 1999, no portion of the letter of credit has been utilized.

           The anticipated additional capital expenditure requirements are necessary to support the growth from the contract manufacturing and private label supply agreements, and to support new product introductions.

           The Company has a $2,000,000 line of credit from a bank. The line of credit is due October 31, 2000, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At June 30, 1999, the Company had $1,322,000 outstanding and $678,000 available under the line of credit.

           The letters of credit and bank line of credit require the Company, among other things, to meet certain covenants with respect to financial ratios and financial reporting. At June 30, 1999, the Company was not in compliance with certain covenants. On September 24, 1999, the Company obtained an appropriate waiver from the institution for these violations as of June 30, 1999 and the letters of credit and bank line of credit were amended to revise certain covenants. The Company is in compliance with the covenants under the amended letter of credit and bank line of credit.

           The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of June 30, 1999, are sufficient to finance its level operations and currently anticipated capital expenditures.

           Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


                     Prospects for the Future

           As described above, eight additional products are currently under development. Four of these products are being developed and manufactured for other companies, and the other four products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the FDA for supplemental approval. Three additional products represent previously approved ANDA's which the Company is planning to reintroduce. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products.

           The high quality of Lannett production facilities, equipment and staff offers attractive alternatives for contract development and manufacturing for other pharmaceutical companies and Lannett intends to further pursue this area of business. In addition, during Fiscal 1998, the Company signed a number of private label supply agreements with larger generic pharmaceutical companies to increase market share of its current product line by utilizing the sales and marketing strengths of these larger companies.

                     Year 2000

           The Company is in the process of evaluating and addressing Year 2000 compliance of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 compliance efforts are designed to identify, address, and resolve issues that may be created by programs written to run on microprocessors which reference years as two digit fields rather than four digit fields. Any such programs may recognize a date using "00" as the year 1900 rather than 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs.

           The Company continues to make progress in achieving Year 2000 compliance and is on schedule to be fully compliant by September 30, 1999. Nearly all of the Company's business systems were purchased as Commercial Off The- Shelf (COTS) Software and non-programmable electronic systems, which reduces the need for internal workforce dedication to software redesign. The Company has not hired any external consultants or incurred any additional costs thus far in its Year 2000 compliance efforts, other than the employment of a Management Information Systems Manager whose job function includes the Year 2000 compliance effort. The Company's use of its own information technology personnel to make the business systems Year 2000 compliant may delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

           In 1997, the Company established a Year 2000 project team to address outstanding Year 2000 issues. The team has focused its efforts on the following areas: (1) Information systems hardware and software, (2) Manufacturing and distribution equipment, (3) Quality control and testing equipment, (4) Facilities and infrastructure, and (5) Third-party relationships.

           The Year 2000 program consists of five stages: Awareness, Inventory, Assessment, Correction & Testing, and Implementation & Contingency Planning. Phase 1 - Awareness - involves educating the personnel and management of the Company about the Year 2000 problem and how it can affect them. Phase 2 Inventory - involves identifying and ranking all of the components of the Company's systems, equipment and suppliers that may be vulnerable to the Year 2000 problem. Phase 3 - Assessment - involves identifying the Year 2000 readiness and options regarding the items inventoried in Phase 2. Phase 4 - Correction - & Testing - involves obtaining replacements or identifying remediation strategies for non-compliant systems as well as testing those solutions in a non-productive environment. Phase 5 - Implementation & Contingency Planning - involves implementing the solutions obtained in Phase 4 and developing contingencies for the most reasonably likely worst case scenarios.

           As of June 30, 1999, the Company has incurred approximately $40,000 relating to remediation of the Year 2000 issue. The Company estimates that it will have total expenditures for remediation of approximately $30,000 in Fiscal 2000. The future remediation costs to be incurred are based on management's best estimates, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different.

           The Information systems hardware and software area of the project is completed. The manufacturing and distribution equipment area of the project is completed. The Quality Control and testing equipment area of the project has completed Phases 1 through 4. Phase 5 involves the implementation of a new laboratory data collection system to replace the current non-compliant system. The Phase 5 implementation will be completed by September 30, 1999.

           The Facilities and infrastructure area of the project is completed.

           The Third-party relationship area of the project has completed Phases 1 - 4. Phase 5 contingency planning is slated to be completed by the end of September 30, 1999.

           The Company continues to make inquiries of its vendors, professional advisors, customers and other constituents whose Year 2000 compliance is important to its ongoing business. Based on the limited information received by the Company, no significant issues have been disclosed. The Company has identified that a significant disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (i) the inability of principal suppliers or logistics providers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, and (ii) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution center as a result of a general failure of systems and necessary infrastructure such as electric supply. The Company is preparing plans that could include adjusting raw material and finished goods levels in the event of a period of disruption to the supply chain to reduce the impact of significant failure.

           The Company is aware of the potential for claims against it and other companies for damages for products and services that are not Year 2000 compliant.

           While the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters.


ITEM 7. FINANCIAL STATEMENTS

           The Consolidated Financial Statements for the years ended June 30, 1999 and 1998 and Independent Auditor Report filed as a part of this Form - 10-KSB are listed in the "Index to Financial Statements" filed herewith.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        There were no changes in and disagreements with accountants on accounting and financial disclosure during fiscal 1999.

           On April 13, 1998, the Company's independent accountants who previously audited the Company's financial statements for the fiscal year ended June 30, 1997 and prior years, Grant Thornton LLP were notified that the Company had elected not to utilize their services in connection with the audit of the Company's 1998 financial statements. Grant Thornton LLP's reports on the Company's financial statements for the fiscal year ended June 30, 1997 and June 30, 1996 did not contain an adverse opinion or a disclaimer of opinion: nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the Company" two most recent fiscal years ended June 30, 1997 and June 30, 1996 and the subsequent interim period preceding April 13, 1998, there were no disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Grant Thornton LLP would have caused it to make reference to the subject mater of the disagreement in connection with its report. The Company did not experience any of the events listed in Item 304 of regulation S-B as defined as "reportable events" within the Company's two most recent fiscal years ended June 30, 1997 and June 30, 1996 and the subsequent interim period preceding April 13,1998. The Form 8-K was filed on April 17, 1998.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Directors and Executive Officers.

           The directors and executive officers of the Company are set forth below:


                            Age   Position
                            ---   --------
Directors:
---------
Roy English                  68   Director

David Farber(1)              40   Director

William Farber               68   Chairman of the Board


Other Executive Officers:

Jeffrey Moshal               34   Chief Operating Officer & Treasurer

Alan Saidel                  40   Vice President - Operations & Manufacturing


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

           David Farber was elected a Director of the Company in August 1991. In November 1994, Mr. Farber sold Vital Foods, Inc. and formed the TVO Inc., where he is serving in the capacity of president. Up until 1990, Mr. Farber had been the President and owner of Vital Foods, Inc., an eight-store chain of health food stores in the Detroit, Michigan area. Prior to that, Mr. Farber was employed by Michigan Pharmacal Corporation for 13 years; the most recent six years as Executive Vice President and prior to that, as Production Manager. David Farber is the son of William Farber.

---------
(1) David Farber is the son of William Farber.

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

           Jeffrey Moshal was elected Chief Operating Officer in April 1999. From April 1996 through March 1999, Mr. Moshal was the Company's Vice President - Finance and Treasurer. Mr. Moshal joined the Company in August 1994 as Director of Financial Operations. For the prior seven years, Mr. Moshal was employed by Grant Thornton LLP, primarily serving manufacturing clients. Mr. Moshal is a Certified Public Accountant.

           Alan Saidel was elected Vice President Operations & Manufacturing in July 1998. Mr. Saidel joined the Company in February 1996 as Director of Operations & Manufacturing. Mr. Saidel has 16 years of experience in the pharmaceutical industry. Mr. Saidel has previously been employed at Barr Laboratories Inc., Mutual Pharmaceuticals Inc. and Pal-Pak Inc, where he held the position of Director of Operations.

           To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

           Summary Compensation Table

           The following table summarizes all compensation paid to or earned by the executive officers of the Company for Fiscal 1999, Fiscal 1998 and Fiscal 1997. There are no other executive officers whose total salary and bonus for services rendered to the Company or any subsidiary exceeded $100,000 during Fiscal 1999.

                                                                          Long Term Compensation
                                                                     ----------------------------------
                            Annual Compensation                         Awards                 Payouts
-------------------------------------------------------------------  -----------------------   --------
      (a)                (b)      (c)          (d)          (e)           (f)          (g)        (h)             (i)
      Name                                                            Restricted                 LTIP          All Other
  and Principal         Fiscal                          Other Annual     Stock       Options/    Payouts       Compensation
   Position              Year     Salary       Bonus    Compensation   Award(s)        SARs      Amount           Amount
  -------------         ------    ------     --------   ------------   ----------    -------     -------       ------------
William  Farber          1999          0           0         0            0              0          0               0
                         1998          0           0         0            0              0          0               0
Chairman of the Board    1997          0           0         0            0              0          0               0



Vlad Mikijanic Vice      1999    121,528(3)    2,000     7,200(1)         0              0          0               0
President/ Technical
Affairs(2)
                         1998    113,980(3)    1,500     7,200(1)         0              0          0               0
                         1997    110,643(3)    1,400     7,200(1)         0              0          0               0


Jeffrey M. Moshal        1999    122,768(3)    2,000     7,200(1)         0        100,000(4)       0               0
Chief Operating
Officer
                         1998    108,150(3)    1,500     7,200(1)         0        100,000(4)       0               0





Alan Saidel(5)           1999    113,526(3)    2,000     7,200(1)         0         50,000(4)       0           13,000(6)
Vice President/
Manufacturing &
Operations               1998    105,175(3)    1,500     7,200(1)         0         50,000(4)       0           13,000(6)

                                    -17-


---------

(1) $7,200 paid to Mr. Mikijanic, Mr. Moshal and Mr. Saidel for automobile leasing and expenses for all periods presented.

(2) Mr. Mikijanic's employment with the Company was terminated on May 14, 1999.

(3) Includes payments to the Company's 401(k) Plan for Mr. Mikijanic, Mr. Moshal and Mr. Saidel (3% of Mr. Mikijanic's, Mr. Moshal's and Mr. Saidel's salary).


(4) The options represent 100,000 and 50,000 incentive stock options which were granted to Mr. Moshal and Mr. Saidel on October 13, 1997 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after October 13, 1998, one-third on or after October 13, 1999 and one-third on or after October 13, 2000. At June 30, 1999, the aggregate market value of these restricted stock holdings is $201,563 (computed by reference to the average closing bid and ask prices of such stock as quoted by the NQB.)


(5) Mr. Saidel was elected as an officer of the Company on July 13, 1998.

(6) Represents $13,000 paid to Mr. Saidel for living expenses.


                                    -18-

           Option Exercises and Year End Option Values

             (a)                 (b)         (c)             (d)                  (e)
                                                                                Value of
                                                                               Unexercised
                                                      Number of Securities     In-the-Money
                                Shares                Underlying Unexercised    Options at
                               Acquired                Options at FY-End          FY-End
                                  On         Value       Exercisable/           Exercisable/
        Name                   Exercise    Realized      Unexercisable          Unexercisable
        ----                   --------    --------   ----------------------   --------------
Jeffrey M. Moshal                 --          --             33,333(1)               --
Chief Operating Officer                                      66,667(1)               --

Alan Saidel                       --          --             16,667(1)               --
Vice President - of                                          33,333(1)               --
Mnaufacturing and Operations

(1) The options represents an aggregate of 100,000 and 50,000 incentive stock options which were granted to Mr. Moshal and Mr. Saidel on October 13, 1997 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after October 13, 1998, one-third on or after October 13, 1999 and one-third on or after October 13, 2000.


           Compensation of Directors.

           Directors received compensation of $300 per meeting attended, for services provided as directors of the Company during Fiscal 1999. Directors are reimbursed for expenses incurred in attending Board meetings.



Employment Contracts.

           There were no employment contracts in existence at the end of Fiscal 1999.

                                    -19-


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of September 1, 1999, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:

                                                                  Excluding Options              Including Options
                                                                   and Debentures                 and Debentures*
                                                                  -----------------              -----------------
Name and Address of                                             Number        Percent           Number         Percent of
Beneficial Owner                            Office            of Shares       of Class        of Shares          Class
-------------------                         ------            ---------       --------        ---------        ----------
Directors/Executive Officers:
Roy English                                Director              34,000(1)        .65%            34,000(1)        .23%
9000 State Road
Philadelphia, PA 19136

David Farber(2)                            Director              71,872(3)       1.38%            71,872(3)        .48%
9000 State Road
Philadelphia, PA 19136

William Farber(2)                       Chairman of the       1,049,986         20.17%        10,592,622(4)      71.34%
9000 State Road                              Board
Philadelphia, PA 19136

Jeffrey Moshal                          Chief Operating             200          0%               66,666(5)        .45%
9000 State Road                              Officer
Philadelphia, PA 19136


Alan Saidel                             Vice President                0          0%               33,334(5)        .22%
9000 State Road                       Manufacturing and
Philadelphia, PA 19136                    Operations


All directors and                                             1,156,058         22.20%        10,798,494(6)      72.72%
executive officers as a group (5
persons)


                                    -20-



                                                                  Excluding Options              Including Options
                                                                   and Debentures                  and Debentures
                                                                  -----------------              -----------------
Name and Address of                                             Number        Percent           Number         Percent of
Beneficial Owner                            Office            of Shares       of Class        of Shares          Class
-------------------                         ------            ---------       --------        ---------        ----------
Other 5% Shareholders:
Samuel Gratz                                                  839,896(7)        16.13%         839,896(7)        5.66%
1139 Kerper Street
Philadelphia, PA 19111

1   Includes 3,500 shares owned by the spouse of Mr. English.

2   William Farber is the father of David Farber and the husband of Audrey
Farber, the Secretary of the Company.

3   Includes 4,992 shares held by David Farber's minor child, 10,580 shares held in an individual retirement account and 1,900 shares held by David Farber's wife.

4   Includes 9,542,636 shares of common stock subject to issuance upon conversion of the debenture and accrued interest held by Mr. Farber. Mr. Farber may convert all or any portion of such indebtedness at any time prior to payment in full of the outstanding indebtedness represented by the debenture and accrued interest at a rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness, subject to anti-dilution provisions. The current outstanding indebtedness represented by the debenture and accrued interest is $2,385,659.

5    Represents 100,000 options to purchase common stock exercisable within sixty days at an exercise price of $1.375 per share.

6    Includes 100,000 options to purchase common stock exercisable within sixty days at an exercise price of $1.375 per share, and 9,542,636 shares of common stock subject to issuance on the conversion of the debenture held by William Farber.

7    Includes 496 shares which are held by the wife of Samuel Gratz,


* Assumes that all options and debentures exercisable within sixty days have been exercised, which results in 14,848,764 shares outstanding.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           As described above, William Farber, a principal shareholder and a director of the Company, has provided the Company with a financing package aggregating $6,250,000, which the Company has used to renovate its manufacturing facility, to acquire new equipment, to retain new management and to provide working capital. The financing package consists of a $4,250,000 revolving line of credit due October 1, 2000 and a $2,000,000 convertible debenture due December 23, 1999. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." Mr. Farber is currently the holder of 1,049,986 shares of common stock of the Company, or approximately 20.17% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." Mr. Farber also has the right to acquire an additional 9,542,636 shares of the Company's common stock upon conversion of the debenture and accrued interest. During Fiscal 1998, the maturity date of the debenture was extended from December 23, 1998 to December 23, 1999, effectively extending the period during which it can be converted to common stock.

           Prior to the election of Mr. Farber as a director, the Company's Board of Directors determined that the value of the debenture at the time of its issuance did not exceed its face amount. In making such determination, the directors considered the prices at which the Company's stock had been trading immediately prior to Mr. Farber's purchase of a significant block of such stock, the Company's limited prospects without the financing facility and the valuation placed on the Company by an investment banker engaged by Mr. Farber. At the time of issuance, the inter-dealer prices quoted for the Company's stock exceeded the conversion price for the Debenture. If Mr. Farber exercises the conversion feature of the Debenture, the per share earnings will be significantly diluted. It is likely that Mr. Farber will exercise the conversion feature prior to its expiration so long as quoted market prices for the Company's stock continue to exceed the conversion price.

           The Company sold approximately $4,153,000 and $27,000 of inventory during the years ended June 30, 1999 and 1998, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. Accounts receivable includes amounts due from the related company of $408,384 at June 30, 1999. There were no outstanding accounts receivable at June 30, 1998.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-KSB is shown on the Exhibit Index filed herewith.

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LANNETT COMPANY, INC.

Date: September 24, 1999             By: / s / William Farber
     -------------------                 ----------------------------
                                              William Farber,
                                              Chairman of the Board


Date: September 24, 1999             By: / s /Jeffrey M. Moshal
     -------------------                 ----------------------------
                                              Chief Operating Officer
                                              & Treasurer


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                         Date
---------                                 -----                         ----

/ s / William Farber                      Chairman of the Board         September 24, 1999
-----------------------------------
William Farber

/ s / Roy English                         Director                      September 24, 1999
-----------------------------------
 Roy English


/ s / David Farber                        Director                      September 24, 1999
-----------------------------------
David Farber

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Lannett Company, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. and subsidiary (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Philadelphia, Pennsylvania



September 24, 1999




LANNETT COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------


ASSETS                                                  1999           1998
                                                        ----           ----
CURRENT ASSETS:
  Cash                                             $   117,004    $    16,695
  Trade accounts receivable (net of
    allowance of $165,000 and $50,000)               1,602,603      1,357,131
  Inventories                                        2,624,378      2,071,946
  Prepaid expenses                                      68,736         67,304
                                                   -----------    -----------
           Total current assets                      4,412,721      3,513,076
                                                   -----------    -----------
PROPERTY, PLANT AND EQUIPMENT                        6,880,291      5,811,863
  Less accumulated depreciation                      2,063,543      1,502,199
                                                   -----------    -----------
                                                     4,816,748      4,309,664
                                                   -----------    -----------
RESTRICTED CASH                                      2,584,321

OTHER ASSETS                                           308,542        143,864

DEFERRED TAX ASSET                                     545,216        150,000
                                                   -----------    -----------
TOTAL                                              $12,667,548    $ 8,116,604
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Line of credit                                                  $ 1,250,000
  Accounts payable                                 $   797,018        631,249
  Deferred interest payable - shareholder
    (including convertible deferred
    interest payable of $385,659 and $262,250)         385,659        749,357
  Accrued expenses                                     340,785        180,941
  Convertible note payable - shareholder             2,000,000
  Current portion of long-term debt                    658,368        863,207
                                                   -----------    -----------
           Total current liabilities                 4,181,830      3,674,754
                                                   -----------    -----------
LONG-TERM DEBT, LESS CURRENT PORTION                 5,297,917      1,357,548
                                                   -----------    -----------
LINE OF CREDIT                                       1,322,000
                                                   -----------
LINE OF CREDIT AND DEFERRED INTEREST - SHAREHOLDER   4,225,000      4,477,889
                                                   -----------    -----------
CONVERTIBLE NOTE PAYABLE AND DEFERRED INTEREST -
  SHAREHOLDER, LESS CURRENT PORTION                                 2,273,750
                                                                  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
  Common stock - authorized 50,000,000 shares,
     par value $0.001; issued and outstanding
     5,206,128 shares                                    5,206          5,206
  Additional paid-in capital                           320,575        320,575
  Accumulated deficit                               (2,684,980)    (3,993,118)
                                                   -----------    -----------
           Total shareholders' deficiency           (2,359,199)    (3,667,337)
                                                   -----------    -----------
TOTAL                                              $12,667,548    $ 8,116,604
                                                   ===========    ===========


See notes to consolidated financial statements.

LANNETT COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------

                                                 1999          1998
                                                 ----          ----
NET SALES                                    $10,580,568    $9,464,814

COST OF SALES                                  6,619,837     6,120,949
                                             -----------    ----------
           Gross profit                        3,960,731     3,343,865

RESEARCH AND DEVELOPMENT EXPENSES                914,654       465,729
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     1,216,170     1,198,098
                                             -----------    ----------
           Operating profit                    1,829,907     1,680,038
                                             -----------    ----------
OTHER INCOME (EXPENSE):
  Interest income - restricted                    21,710
  Interest expense, including $560,193 and
   $566,825 to shareholder                      (911,579)     (804,316)
                                             -----------    ----------
                                                (889,869)     (804,316)
                                             -----------    ----------
INCOME BEFORE INCOME TAX BENEFIT                 940,038       875,722

INCOME TAX BENEFIT                               368,100       150,000
                                             -----------    ----------
NET INCOME                                   $ 1,308,138    $1,025,722
                                             ===========    ==========
Basic earnings per common share              $      0.25    $     0.20
                                             ===========    ==========
Diluted earnings per common share            $      0.10    $     0.08
                                             ===========    ==========

See notes to consolidated financial statements.

LANNETT COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
YEARS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------


                              Common Stock
                          -------------------   Additional
                           Shares                 Paid-in    Accumulated   Shareholders'
                           Issued     Amount      Capital      Deficit      Deficiency
                           ------     ------    ---------    -----------   -------------
BALANCE, JULY 1, 1997     5,206,128   $5,206     $320,575   $(5,018,840)   $(4,693,059)

  Net income                                                  1,025,722      1,025,722
                         ----------   ------     --------   -----------    -----------
BALANCE, JUNE 30, 1998    5,206,128    5,206      320,575    (3,993,118)    (3,667,337)

  Net income                                                  1,308,138      1,308,138
                         ----------   ------     --------   -----------    -----------
BALANCE, JUNE 30, 1999   $5,206,128   $5,206     $320,575   $(2,684,980)   $(2,359,199)
                         ==========   ======     ========   ===========    ===========

See notes to consolidated financial statements.


LANNETT COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999 AND 1998
------------------------------------------------------------------------------

                                                      1999            1998
OPERATING ACTIVITIES:
  Net income                                        $ 1,308,138   $ 1,025,722
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     585,603       369,374
      Change in deferred tax benefit                   (395,216)     (150,000)
  Changes in assets and liabilities which
    provided (used) cash:
      Trade accounts receivable                        (245,472)     (349,229)
      Inventories                                      (552,432)     (653,506)
      Prepaid expenses and other assets                  82,908      (162,455)
      Accounts payable                                  165,769        82,180
      Accrued expenses                                  159,844       (70,583)
                                                    -----------   -----------
           Net cash provided by operating
             activities                               1,109,142        91,503
                                                    -----------   -----------
INVESTING ACTIVITIES -
  Purchases of property, plant and equipment, net    (1,068,428)   (2,059,370)
                                                    -----------   -----------
           Net cash used in investing activities     (1,068,428)   (2,059,370)
                                                    -----------   -----------
FINANCING ACTIVITIES:
  Borrowings under line of credit - shareholder         950,000       300,000
  Repayments under line of credit - shareholder        (650,000)     (250,000)
  Borrowings under line of credit                       843,000       250,000
  Repayments under line of credit                      (771,000)
  Borrowings of deferred interest - shareholder         559,018       401,645
  Repayments of deferred interest - shareholder      (1,749,355)
  Payment of debt issuance costs                       (273,277)
  Repayments of debt                                 (2,264,470)     (247,592)
  Proceeds from debt, net of restricted cash          3,415,679     1,515,000
                                                    -----------   -----------
           Net cash provided by financing
             activities                                  59,595     1,969,053
                                                    -----------   -----------
NET INCREASE IN CASH                                    100,309         1,186

CASH, BEGINNING OF YEAR                                  16,695        15,509
                                                    -----------   -----------
CASH, END OF YEAR                                   $   117,004   $    16,695
                                                    ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid                                     $ 2,101,915   $   391,340
                                                    ===========   ===========
  Income taxes paid                                 $     7,116   $
                                                    ===========   ===========
NONCASH INVESTING AND FINANCING ACTIVITIES -
  Borrowings under a line of credit of $323,688 were converted into a secured term loan payable during the year ended June 30, 1998


See notes to consolidated financial statements.

LANNETT COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Lannett Company, Inc. and subsidiary (the "Company"), a Delaware corporation, manufactures and distributes, throughout the United States, pharmaceutical products sold under generic names ("competitive pharmaceutical products") and, historically, has manufactured and distributed pharmaceutical products sold under its trade or brand names. In addition, the Company manufactures and develops pharmaceutical products for other companies.

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

    Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the years ended June 30, 1999 and 1998 was approximately $561,000 and $366,000, respectively.

    Deferred Debt Acquisition Costs - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for the years ended June 30, 1999 and 1998 was approximately $24,000 and $3,000, respectively.

    Research and Development - Research and development expenses are charged to operations as incurred.

    Advertising Costs - The Company charges advertising costs to operations as incurred.

    Income Taxes - The Company uses the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.

    Long-Lived Assets - SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. No impairment losses were recognized during the years ended June 30, 1999 and 1998.

    Earnings per Common Share - SFAS No. 128, "Earnings Per Share", requires a dual presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128. A reconciliation of the Company's basic and diluted earnings per share follows:

                                                     1999                         1998
                                          --------------------------   --------------------------
                                          Net Income      Shares        Net Income      Shares
                                          (Numerator)  (Denominator)   (Numerator)   (Denominator)
                                          -----------  -------------   -----------   -------------
Basic earnings per share factors          $ 1,308,138    5,206,128     $ 1,025,722     5,206,128
Effect of potentially dilutive option
  plans and debentures:
    Interest on debentures                    180,000                      182,500
    Conversion on debentures                             9,542,636                    10,144,000
    Employee stock options                                                                48,000
                                          -----------   ----------     -----------    ----------
    Diluted earnings per share factors    $ 1,488,138   14,748,764     $ 1,208,222    15,398,128
                                          ===========   ==========     ===========    ==========
Basic earnings per share                  $      0.25                  $      0.20
Diluted earnings per share                $      0.10                  $      0.08


    Options to purchase 180,000 shares, 5,200 shares and 4,000 shares of common stock at $1.38 per share, $3.78 per share and $4.38 per share, respectively, were outstanding at June 30, 1999 and options to purchase 6,350 shares and 5,000 shares of common stock at $3.78 per share and $4.38 per share, respectively, were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share because to do so would be antidilutive. These securities could potentially be dilutive in the future.

    Stock Option Plan - SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized.

    Segment Information - The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates one business segment, generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates all products and reports one operating segment.

    Two customers accounted for approximately $4,153,000 (39%) and $1,994,000 (19%) of net sales in the fiscal year ended June 30, 1999. One of these customers is a distributor which is a related party (see Note 14.) Two different customers accounted for approximately $2,950,000 (31%) and $2,699,000 (28%) of net sales in the fiscal year ended June 30, 1998.

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

    New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of analyzing the impact of adopting SFAS No. 133 will have on its consolidated financial position and results of operations when such statement is adopted.

    Reclassifications - Certain reclassifications were made to the 1998 consolidated financial statements to conform to the 1999 presentation.

2.  INVENTORIES

    Inventories at June 30, 1999 and 1998 consist of the following:


                                   1999           1998
                                   ----           ----

    Raw materials               $  643,052    $  652,825
    Work-in-process              1,011,640       406,442
    Finished goods                 661,055       778,246
    Packaging supplies             308,631       234,433
                                ----------    ----------
                                $2,624,378    $2,071,946
                                ==========    ==========



3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at June 30, 1999 and 1998 consist of the following:


                                   Useful Lives        1999          1998
                                   ------------        ----          ----
    Land                                  --        $   33,414    $   33,414
    Building and improvements      10 - 39 years     1,846,202     1,795,344
    Machinery and equipment        5 - 10 years      4,929,751     3,918,872
    Furniture and fixtures         5 - 7 years          70,924        64,233
                                                    ----------    ----------
                                                    $6,880,291    $5,811,863
                                                    ==========    ==========

4.  RESTRICTED CASH EQUIVALENTS

    At June 30, 1999 the Company had restricted cash equivalents of $2,584,321 which represents proceeds from debt invested in a money market account and is restricted for (i) the construction of a manufacturing-related facility as an addition to the Company's existing facility or, alternatively, the acquisition and renovation of an existing manufacturing and manufacturing-related facility and (ii) the acquisition of equipment for installation and use in either of the facilities mentioned above (see Note 6).

5.  BANK LINE OF CREDIT

    The Company has a $2,000,000 line of credit from the bank that bears interest at prime plus .50% per annum (8.25% at June 30, 1999). The line of credit is due October 31, 2000. On March 11, 1999, the line of credit agreement was modified to increase the line of credit, extend the maturity date and reduce the interest rate. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At June 30, 1999, the Company had $1,322,000 outstanding and $678,000 available under the line of credit. The line of credit is collateralized by substantially all Company assets and a personal guarantee of the major shareholder. Further the line of credit and related letter of credit contain certain financial covenants (see note 6).

6.  LONG-TERM DEBT

    Long-term debt at June 30, 1999 and 1998 consists of the following:


                                    1999           1998
                                    ----           ----
    Authority loan               $3,700,000
    Bonds                         2,256,285
    Mortgage term loan                         $  330,507
    Equipment term loans                        1,890,248
                                 ----------    ----------
                                  5,956,285     2,220,755
    Less current portion            658,368       863,207
                                 ----------    ----------
                                 $5,297,917    $1,357,548
                                 ==========    ==========

    In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). The bonds were issued under and secured by a Trust Indenture between the Authority and a bank, as trustee. A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account which is restricted to future plant and equipment needs of the Company as specified in the Agreement (see Note 4). The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 1999 was 3.9%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 1999, the Company has $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority loan and a portion of the related accrued interest. At June 30, 1999, no portion of the letter of credit has been utilized.

    In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank, as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 1999 was 5.15%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 1999, the Company has $2,256,285 outstanding on the bonds, of which $658,368 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At June 30, 1999, no portion of the letter of credit has been utilized.

    The letters of credit and bank line of credit require the Company, among other things, to meet certain covenants with respect to financial ratios and financial reporting. At June 30, 1999, the Company was not in compliance with certain covenants. On September 24, 1999, the Company obtained an appropriate waiver from the institution for these violations as of June 30, 1999 and the letters of credit and bank line of credit were amended to revise certain covenants. The Company is in compliance with the covenants under the amended letter of credit and bank line of credit.

    At June 30, 1998, the Company had a mortgage term loan with an interest rate of 9.25% per annum. The mortgage term loan was collateralized by substantially all Company assets and a personal guarantee of the major shareholder. It was also cross-collateralized with the bank line of credit and equipment term loans. At June 30, 1998, the Company also had six equipment term loans with interest rates ranging from 8.5% to 10.0%. These loans were collateralized by the equipment purchased with the proceeds from the borrowing, substantially all Company assets and a personal guarantee of the major shareholder. The loans were also cross-collateralized with the bank mortgage and the bank line of credit. The balances of the mortgage term loan and the equipment term loans were refinanced during the year ended June 30, 1999 (see discussion above).

    Annual payments of long-term debt, including sinking fund requirements and amounts payable to shareholder (Notes 7 and 8) as of June 30, 1999 are as follows:


          Year Ending        Long-Term    Amounts Payable
           June 30,            Debt       to Shareholder
          -----------        ---------    ---------------
            2000           $  658,368       $2,385,659
            2001              688,750        4,225,000
            2002              761,750
            2003              749,917
            2004              797,083
            Thereafter      2,300,417
                           ----------       ----------
                           $5,956,285       $6,610,659
                           ==========       ==========

7.  LINE OF CREDIT AND DEFERRED INTEREST PAYABLE TO SHAREHOLDER

    On December 30, 1998, a debt modification agreement was consummated, by and between, the Company and its principal shareholder relating to the line of credit agreement described below. The Company and its principal shareholder had previously modified the debt agreement relating to the line of credit and convertible debenture agreements described below and in Note 8 as of March 15, 1993, August 1, 1994, May 15, 1995, December 31, 1995, June 30, 1996, November 1, 1996, September 9, 1997 and June 30,
    1998. In each of the modifications the maturity date of the debt was extended and/or the date of the payment of accrued interest was deferred. The modifications did not include forgiveness of debt or forgiveness of related interest. The Company accounted for this modification under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". As such, interest expense is computed in a way that a constant effective interest rate is applied to the carrying amount of the debt payable to the shareholder, instead of the stated rate payable as indicated below and in Note 8. The effective interest rate for the amounts payable to shareholder at June 30, 1999 and 1998 was approximately 6.4% and 8.1%, respectively, for the line of credit and approximately 7.1% and 7.6%, respectively, for the convertible debentures. Interest expense recorded by the Company for the year ended June 30, 1999 approximates interest expense calculated utilizing the effective interest method.

    The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board. At June 30, 1999, the Company has $4,225,000 outstanding and $25,000 available under this line of credit. At June 30, 1998, the Company had $3,925,000 outstanding under this line of credit. The principal is due October 1, 2000.

    The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 1999 and 1998 was 8.75% and 9.50%, respectively. Interest expense during the years ended June 30, 1999 and 1998 was approximately $380,000 and $381,000, respectively. Interest expense is being accrued but payment of interest is deferred and will be paid as follows:

    A portion of the proceeds received from the bank agreement financing (see
    Note 6) was used to pay $750,000 in additional deferred interest payments in fiscal 1999. At June 30, 1999, accrued interest was $0. At June 30, 1998, accrued interest was approximately $1,040,000 of which $553,000 was classified as long-term and $487,000 was classified as currently due.

    The line of credit is collateralized by substantially all Company assets, is cross-collateralized with all loans from the shareholder (Note 8) and is subordinated to the bank letters of credit and line of credit.

8.  CONVERTIBLE DEBENTURE AND DEFERRED INTEREST PAYABLE TO SHAREHOLDER

    On August 30, 1991, the Company issued and sold to its principal shareholder, a $2,000,000 convertible debenture (the "debenture") that bears interest at 9.0% per annum. The maturity date of the debenture was originally December 23, 1998, but was extended to December 23, 1999. See
    Note 7 for discussion relating to the modification of the debt agreements. The debenture provides that no principal payments are to be made prior to maturity without the written consent of the shareholders.

    Interest expense during the years ended June 30, 1999 and 1998 was $180,000 and $182,500, respectively. Interest expense is being accrued but payment of interest is being deferred and will be paid as indicated below. The convertible debenture and deferred interest payable is collaterialized by substantially all Company assets, is cross-collateralized with all loans from this shareholder (Note 7) and is subordinated to the bank letters of credit and line of credit.

    The debenture and accrued interest is convertible into shares of common stock of the Company at a rate of 4,000 shares per $1,000 of principal amount of debenture, with antidilution provisions. The shareholder is permitted to convert the debenture and accrued interest to shares of common stock at any time. Accordingly, at June 30, 1999, 9,542,136 shares are reserved for this conversion. The present intent of the principal shareholder is to convert the debenture and related accrued interest into shares of common stock prior to December 23, 1999. Deferred interest from July 1, 1996 to June 30, 1997 is payable in six equal monthly installments, which commenced April 15, 1999 and has been continuing on the fifteenth day of each month thereafter, until paid in full. Deferred interest from July 1, 1997 to June 30, 1998 is payable in six equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter. Deferred interest from July 1, 1998 to June 30, 1999 is payable in twelve equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1999. At June 30, 1999, accrued interest was approximately $386,000 which is classified as currently due. At June 30, 1998, accrued interest was approximately $536,000, of which $274,000 was classified as long-term and $262,000 was classified as currently due.

9.  INCOME TAXES

    The provision (benefit) for income taxes consists of the following for the years ended June 30, 1999 and 1998.


                                                  1999          1998
                                                  ----          ----
    Current                                    $ 293,990     $ 271,500
    Deferred                                    (395,216)     (150,000)
    Benefit of operating loss carryforwards     (266,874)     (271,500)
                                               ---------     ---------
                                               $(368,100)    $(150,000)
                                               =========     =========


    A reconciliation of the differences between the effective rates and statutory rates is as follows:

                                                     1999       1998
                                                     ----       ----
    Federal income tax at statutory rate             35.0 %    35.0 %
    State income tax, net                             6.5       6.5
    Change in the beginning of the year balance
      of the valuation allowance                    (39.2)    (17.1)
    Use of net operating loss carryforward          (41.5)    (41.5)
                                                    -----     -----
    Benefit for income taxes                        (39.2)%   (17.1)%
                                                    =====     =====

    The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes.

    The Company has federal and state net operating loss carryforwards of approximately $5,307,000 and $110,000, respectively, expiring through June 2008, that are available to offset future taxable income. The annual utilization of tax loss carryforwards is subject to limitations defined in the Internal Revenue Code and state regulations.

    At June 30, 1999 and 1998, the net deferred tax asset has been reduced to $545,216 and $150,000 by a valuation allowance. Temporary differences which give rise to deferred tax assets and liabilities are as follows as of June 30, 1999 and 1998:

                                                  1999           1998
                                                  ----           ----
    Deferred tax assets:
      Accrued expenses                        $   23,000     $    21,000
      Net operating loss carryforward          1,793,126       2,060,000
      Other                                      103,190           8,100
                                              ----------     -----------
                                               1,919,316       2,089,100
    Valuation allowance                         (900,100)     (1,669,200)
                                              ----------     -----------
               Total                           1,019,216         419,900

    Deferred tax liability - Property,
      plant and equipment                        474,000         269,900
                                              ----------     -----------
    Net deferred tax asset                    $  545,216     $   150,000
                                              ==========     ===========

10. STOCK OPTIONS

    In fiscal 1993, the Company adopted the 1993 Long-Term Incentive Plan (the "Plan"). Pursuant to the Plan, officers and key employees of the Company may be granted stock options which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of the options is at least the fair market value of the common stock on the date of grant. The options vest over a three-year period and expire no later than 10 years from the date of grant. There are 2,000,000 shares reserved under the Plan. Options for 1,810,800 shares remain unissued as of June 30, 1999.

    The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income would have been reduced by $45,877 and $30,584 for the years ended June 30, 1999 and 1998, respectively, and earnings per share would have been reduced by $0.01 per share for the years ended June 30, 1999 and 1998.

    A summary of the status of the Company's option plan as of June 30, 1999 and 1998 and the changes during the years then ended is represented below:

                                           1999                 1998
                                    -------------------    ------------------
                                               Weighted             Weighted
                                               Average               Average
                                               Exercise             Exercise
                                     Shares     Price      Shares     Price
                                     ------    -------     ------   -------
    Outstanding, beginning of year   191,350    $1.54      11,350    $4.04

    Granted                                               180,000     1.38

    Terminated                         2,150     4.06
                                     -------              -------
    Outstanding, end of year         189,200    $1.50     191,350    $1.54
                                     =======    =====     =======    =====
    Options exercisable at year-end   69,199    $1.73      11,350    $4.04
                                     =======    =====     =======    =====

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


                                               Options Outstanding
                                      -------------------------------------
                                                    Weighted
                                                    Average        Weighted
                                                    Remaining      Average
                                                   Contractual     Exercise
         Range of Exercise Prices     Options     Life in Years     Price
         ------------------------     -------     -------------     -----

         $1.38                        180,000          8.3         $ 1.38
         $3.78 - $4.38                  9,200          2.1         $ 4.04




11. EMPLOYEE BENEFIT PLAN

    The Company has a defined contribution plan (the "Plan") covering substantially all employees. The Company is required to contribute amounts pursuant to employee salary reduction agreements and a matching contribution equal to each employee's contribution not to exceed 3% of the employee's compensation for the Plan year. Contributions to the Plan during the years ended June 30, 1999 and 1998 were $48,464 and $40,514, respectively.

12. CONTINGENCIES

    The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the year ended June 30, 1999. During the year ended June 30, 1998, the Company incurred monitoring costs of approximately $5,000.

    The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage (subject to limits of liability) during the time period that damages were alleged to have occurred. The Company has either settled or is currently defending over 500 such claims. Management believes that the outcome will not have a material adverse impact on the consolidated financial position of the Company.

    In addition to the matters reported herein, the Company is involved in litigation which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the consolidated financial position or results of operations.

13. COMMITMENTS

    In January 1998, the Company entered into an operating lease that includes an escalation clause for its executive office, warehouse and research and development facility which expires in March, 2001. Future minimum lease payments under this agreement are as follows:


                     Year Ending
                      June 30,            Amount
                     -----------          ------
                        2000             $ 94,333
                        2001               46,167
                                         --------
                                         $140,500
                                         ========

    Rental expense for the years ended June 30, 1999 and 1998 was $90,000 and $45,000.

14. RELATED PARTY TRANSACTIONS

    The Company sold approximately $4,153,000 and $27,000 of inventory during the years ended June 30, 1999 and 1998, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. Accounts receivable includes amounts due from the related party of $408,384 at June 30, 1999. There were no outstanding accounts receivable at June 30, 1998.


                                Exhibit Index

Exhibit
Number        Description                              Method of Filing
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

 4(a)         Specimen Certificate for Common Stock    Incorporated by reference to Exhibit 4(a) to Form 8 dated
                                                       April 23, 1993 (Amendment No. 3 to Form 10-K f/y/e June
                                                       30, 1992) ("Form 8")

 10(a)        Loan Agreement dated August 30, 1991     Incorporated by reference to the Annual Report on Form
              between the Company and William Farber   10-K f/y/e June 30, 1991

 10(b)        Amendment #1 to Loan Agreement dated     Incorporated by reference to Exhibit 10(b) to the Annual
              March 15, 1993                           Report on Form 10-KSB f/y/e June 30, 1993 ("1993 Form
                                                       10-K")

 10(c)        Amendment #2 to Loan Agreement dated     Incorporated by reference to Exhibit 10(c) to the Annual
              August 1, 1994                           Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
                                                       10-K")

 10(d)        Amendment #3 to Loan Agreement dated     Incorporated by reference to Exhibit 10(d) to the Annual
              May 15, 1995                             Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                       10-K")

 10(e)        Amendment #4 to Loan Agreement dated     Incorporated by reference to Exhibit 10(e) to the Annual
              December 31, 1995                        Report on Form 10-KSB f/y/e June 30, 1996 ("1996 Form
                                                       10-K")

 10(f)        Amendment #5 to Loan Agreement dated     Incorporated by reference to Exhibit 10(f) to the Annual
              June 30, 1996                            Report on Form 10-KSB f/y/e June 30, 1996 ("1996 Form
                                                       10-K")




Exhibit
Number        Description                              Method of Filing
--------      -----------                              ----------------
 10(g)        Amendment #6 to Loan Agreement dated     Incorporated by reference to Exhibit 10(g) to the Annual
              November 1, 1996                         Report on Form 10-KSB f/y/e June 30, 1997 ("1997 Form
                                                       10-KSB")

 10(h)        Amendment #7 to Loan Agreement dated     Incorporated by reference to Exhibit 10(h) to the Annual
              September 9, 1997                        Report on 1997 Form 10-KSB

 10(i)        Amendment #8 to Loan Agreement dated     Incorporated by reference to Exhibit 10(i) to the Annual
              June 30, 1998                            Report on 1998 Form 10-KSB

 10(j)        Amendment #9 to Loan Agreement dated     Incorporated by reference to Exhibit 10(j) to the
              December 31, 1998                        Quarterly Report on for the period ended December 31, 1998

 10(k)        Loan Agreement dated May 4, 1993         Incorporated by reference to Exhibit 10(c) to the 1993
              between the Company and Meridian Bank    Form 10-K

 10(l)        Amendment to Loan Documents between      Incorporated by reference to Exhibit 10(e) to the Annual
              the Company and Meridian Bank dated as   Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
              of December 8, 1993                      10-K")

 10(m)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(f) to the Annual
              and Meridian Bank dated December 21,     Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
              1993                                     10-K")

 10(n)        Third Amendment to Loan Agreement        Incorporated by reference to Exhibit 10(g) to the Annual
              dated as of June 9, 1994                 Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
                                                       10-K")

 10(o)        Fourth Amendment to Loan Documents       Incorporated by reference to Exhibit 10(i) to the Annual
              between the Company and Meridian Bank    Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
              as of October 27, 1994                   10-K")




Exhibit
Number        Description                              Method of Filing
--------      -----------                              ----------------
 10(p)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(j) to the Annual
              and Meridian Bank dated October 27,      Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
              1994                                     10-K")

 10(q)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(k) to the Annual
              and Meridian Bank dated July 10, 1995    Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                       10-K")

 10(r)        Amendment to Security Agreement          Incorporated by reference to Exhibit 10(l) to the Annual
              between the Company and Meridian Bank    Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
              dated as of July 31, 1995                10-K")

 10(s)        Line of Credit Note dated July 31, 1995  Incorporated by reference to Exhibit 10(m) to the Annual
                                                       Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                       10-K")

 10(t)        Fifth Amendment to Loan Agreement        Incorporated by reference to Exhibit 10(n) to the Annual
              dated July 31, 1995                      Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                       10-K")

 10(u)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(q) to the Annual
              the Company and Meridian Bank, dated     Report on Form 10-KSB f/y/e June 30, 1996 ("1996 Form
              March 5, 1996.                           10-K")

 10(v)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(h) to the Annual
              the Company and Corestates Bank, dated   Report on 1997 Form 10-KSB
              March 20, 1997.

 10(w)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(h) to the Annual
              the Company and Corestates Bank, dated   Report on 1997 Form 10-KSB
              March 20, 1997.




Exhibit
Number        Description                              Method of Filing
--------      -----------                              ----------------
 10(x)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(h) to the Annual
              the Company and Corestates Bank, dated   Report on 1997 Form 10-KSB
              May 23, 1997.

 10(y)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(h) to the Annual
              the Company and Corestates Bank, dated   Report on 1997 Form 10-KSB
              September 24, 1997.

 10(z)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(h) to the Annual
              the Company and Corestates Bank, dated   Report on 1997 Form 10-KSB
              December 10, 1997.

10(aa)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(h) to the Annual
              the Company and Corestates Bank, dated   Report on 1997 Form 10-KSB
              December 10, 1997.

10(ab)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(aa) to the Annual
              the Company and Corestates Bank, dated   Report on 1998 Form 10-KSB
              June 11, 1998.

10(ac)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(ab) to the Annual
              the Company and Corestates Bank, dated   Report on 1998 Form 10-KSB
              June 1998.

10(ad)        Line of Credit Note dated March 11,      Filed Herewith
              1999

10(ae)        Taxable Variable Rate Demand/Fixed       Filed Herewith
              Rate Revenue Bonds, Series of 1999

10(af)        Philadelphia Authority for Industrial    Filed Herewith
              Development Tax-Exempt Variable Rate
              Demand/Fixed Revenue Bonds (Lannett
              Company, Inc. Project) Series of 1999



Exhibit
Number        Description                              Method of Filing
--------      -----------                              ----------------
10(ag)        Reimbursement and Agreements             Filed Herewith
              supporting bond issues

10(ah)        Amendment No. 1 to Reimbursement
              Agreement and Waiver                     Filed Herewith

10(ai)        Employment agreement between the         Incorporated by reference to Exhibit 10(i) to the Annual
              Company and Vlad Mikijanic               Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
                                                       10-K")

10(aj)        Supply Agreement dated January 14, 1997  Incorporated by reference to Exhibit 10(ad) to the Annual
                                                       Report on 1998 Form 10-KSB

10(ak)        Supply Agreement dated January 17, 1997  Incorporated by reference to Exhibit 10(ae) to the Annual
                                                       Report on 1998 Form 10-KSB

10(al)        Supply Agreement dated January 17, 1997  Incorporated by reference to Exhibit 10(af) to the Annual
                                                       Report on 1998 Form 10-KSB

10(am)        Supply Agreement dated February 11,      Incorporated by reference to Exhibit 10(ag) to the Annual
              1997                                     Report on 1998 Form 10-KSB

10(an)        Supply Agreement dated May 27, 1997      Incorporated by reference to Exhibit 10(ah) to the Annual
                                                       Report on 1998 Form 10-KSB

  11          Computation of Earnings Per Share        Filed Herewith

  22          Subsidiaries of the Company              Incorporated by reference to the Annual Report on Form
                                                       10-K f/y/e June 30, 1990

  23          Consent of Deloitte & Touche             Filed Herewith


  27          Financial Data Schedule                  Filed Herewith