Form 10QSB
period 1999-09-30
LANNETT CO INC
filed 1999-11-12
CIK 57725

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


/o/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


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

                           Yes __x__       No _____


As of October 21, 1999, there were 5,206,128 shares of the issuer's common stock, $.001 par value, outstanding.



                                                           Page 1 of 21 pages
                                                     Exhibit Index on Page 16

=============================================================================




                                    INDEX

                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of
             September 30, 1999 (unaudited) and
             June 30, 1999...............................................3

             Consolidated Statements of Income
             for the three months ended September 30, 1999
             and 1998 (unaudited)........................................4

             Consolidated Statements of Cash Flows
             for the three months ended September 30, 1999
             and 1998 (unaudited)........................................5

             Notes to Consolidated Financial
             Statements (unaudited)..................................6 - 7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.............................................8 - 12

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings..........................................13

   Item 2.   Changes in Securities and Use of Proceeds..................13

   Item 3.   Defaults upon Senior Securities............................13

   Item 4.   Submission of Matters to a Vote of Security Holders........13

   Item 5.   Other Information..........................................14

   Item 6.   Exhibits and Reports on Form 8-K...........................14



                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

ASSETS                                            9/30/99            6/30/99
                                                  -------            -------
CURRENT ASSETS:
     Cash                                       $          0    $    117,004
     Trade accounts receivable (net
       of allowance of $140,000 and $165,000)      1,392,364       1,602,603
     Inventories                                   2,983,369       2,624,378
     Prepaid expenses                                 69,645          68,736
                                                ------------    ------------

               Total current assets                4,445,378       4,412,721
                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                      6,994,026       6,880,291
Less accumulated depreciation                     (2,216,014)     (2,063,543)
                                                ------------    ------------

                                                   4,778,012       4,816,748
                                                ------------    ------------

RESTRICTED CASH EQUIVALENTS                        2,613,379       2,584,321

OTHER ASSETS                                         302,333         308,542

DEFERRED TAX ASSET                                   545,216         545,216
                                                ------------    ------------

               Total assets                     $ 12,684,318    $ 12,667,548
                                                ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                                825,147         797,018
     Convertible deferred  interest
       payable - shareholder                         158,056         385,659
     Accrued expenses                                356,074         340,785
     Convertible note payable - shareholder        2,000,000       2,000,000
     Current portion of long-term debt               681,663         658,368
                                                ------------    ------------

               Total current liabilities           4,020,940       4,181,830
                                                ------------    ------------

LONG-TERM DEBT, LESS CURRENT PORTION               5,112,698       5,297,917
                                                ------------    ------------

LINE OF CREDIT                                     1,454,637       1,322,000
                                                ------------    ------------

LINE OF CREDIT - SHAREHOLDER                       4,225,000       4,225,000
                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
     Common stock -
     authorized 50,000,000 shares
      par value $.001:
        issued and outstanding,
        5,206,128 shares                               5,206           5,206
     Additional paid-in capital                      320,575         320,575
     Accumulated deficit                          (2,454,738)     (2,684,980)
                                                ------------    ------------
               Total shareholders' deficiency     (2,128,957)     (2,359,199)
                                                ------------    ------------
               Total liabilities and
                 shareholders' deficiency       $ 12,684,318    $ 12,667,548
                                                ============    ============


                See notes to consolidated financial statements


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (UNAUDITED)


                                           FOR THE THREE MONTHS ENDED
                                           --------------------------
                                            9/30/99           9/30/98
                                            -------           -------

NET SALES                                  $ 2,717,193    $ 2,033,485
COST OF SALES                                1,848,278      1,330,333
                                           -----------    -----------

                     Gross profit              868,915        703,152

RESEARCH AND DEVELOPMENT EXPENSES              130,063        161,596
SELLING, GENERAL AND
           ADMINISTRATIVE EXPENSES             300,255        253,843
                                           -----------    -----------

                     Operating profit          438,597        287,713
                                           -----------    -----------

OTHER INCOME (EXPENSE):
Interest income-restricted                      31,436              0
Interest expense, including $140,217 and
  $147,650 to shareholder                     (232,291)      (229,388)
                                           -----------    -----------
                                              (200,855)      (229,388)
                                           -----------    -----------

NET INCOME BEFORE TAXES                        237,742         58,325
                                           -----------    -----------

TAXES                                            7,500              0
                                           -----------    -----------

NET INCOME                                 $   230,242    $    58,325
                                           ===========    ===========


BASIC INCOME PER SHARE                     $       .04    $       .01
                                           ===========    ===========

DILUTED INCOME PER SHARE                   $       .02    $      .007
                                           ===========    ===========

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                             5,206,128      5,206,128
                                           ===========    ===========

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                            13,838,758     15,577,614
                                           ===========    ===========



                See notes to consolidated financial statements


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)



                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                      9/30/99       9/30/98
                                                      -------       -------

OPERATING ACTIVITIES:
    Net income                                     $   230,242    $  58,325
    Adjustments to reconcile net
      income to net cash provided by/
      (used in) operating activities:
          Depreciation and amortization                160,366      116,344
    Changes in assets and liabilities which
      provided/(used) cash:
          Trade accounts receivable                    210,239     (467,093)
          Inventories                                 (358,991)    (177,569)
          Prepaid expenses                                (909)      88,068
          Other assets                                  (1,686)           0
          Accounts payable                              28,129       43,506
          Accrued expenses                              15,289      147,650
                                                   -----------    ---------

              Net cash provided by/(used
                in) operating activities               282,679     (190,769)
                                                   -----------    ---------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment        (113,735)    (363,830)
    Restricted cash equivalents for purchase
      of plant and equipment                           (29,058)           0
                                                   -----------    ---------
        Net cash used in investing activities         (142,793)    (363,830)
                                                   -----------    ---------

FINANCING ACTIVITIES:
    Borrowings under line of credit - shareholder            0      300,000
    Borrowings under line of credit                  3,368,637      250,000
    Repayments under line of credit                 (3,236,000)           0
    Borrowings of deferred interest - shareholder            0       76,592
    Repayments of deferred interest - shareholder     (227,603)           0
    Repayments of debt                                (161,924)     (88,688)
    Proceeds from debt                                       0            0
                                                   -----------    ---------

    Net cash provided by/(used
      in) financing activities                        (256,890)     537,904
                                                   -----------    ---------

NET DECREASE IN CASH                                  (117,004)     (16,695)

CASH, BEGINNING OF YEAR                                117,004       16,695
                                                   -----------    ---------

CASH, END OF PERIOD                                $         0    $       0
                                                   ===========    =========




                See notes to consolidated financial statements

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

    The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.



Note 2. New Accounting Standards


In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of analyzing the impact of adopting SFAS No. 133 will have on its consolidated financial position and results of operations when such statement is adopted.





Note 3. Inventories

    Inventories consist of the following:

                                     September 30,      June 30,
                                         1999             1999
                                     ------------       -------
                                     (unaudited)

        Raw materials                $  913,526        $  643,052
        Work-in-process                 768,775         1,011,640
        Finished goods                1,004,608           661,055
        Packaging supplies              296,460           308,631
                                     ----------        ----------
                                     $2,983,369        $2,624,378
                                     ==========        ==========



Note 4. Income Taxes


      There has been no provision made for state income taxes for the three months ended September 30, 1999. The provision for federal income taxes for the three months ended September 30, 1999 was eliminated by the utilization of federal net operating loss carryforwards, with the exception of $7,500.



Note 5. Related Party Transactions


      The Company had sales of approximately $2,017,000 and $515,000 during the three months ended September 30, 1999 and 1998, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. Accounts receivable includes amounts due from the related party of approximately $667,000 and $408,000 at September 30, 1999 and June 30, 1999, respectively.




ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

           In addition to historical information, this Form 10-QSB contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-KSB filed by the Corporation in Fiscal 1999, and any Current Reports on Form 8-K filed by the corporation.

           Results of Operations -Three months ended September 30, 1999 compared with three months ended September 30, 1998.

           Net sales for the three months ended September 30, 1999 ("First Quarter Fiscal 2000") increased by 33.6% to $2,717,193 from net sales of $2,033,485 for the three months ended September 30, 1998 ("First Quarter Fiscal 1999"). Sales increased during First Quarter Fiscal 2000 due to increased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by a decrease in sales of the Company's prescription products. OTC sales increased by approximately $1.3 million from First Quarter Fiscal 1999 to First Quarter Fiscal 2000. Prescription sales decreased by approximately $600,000 from First Quarter Fiscal 1999 to First Quarter Fiscal 2000.

           Cost of sales increased by 38.9%, to $1,848,278 in First Quarter Fiscal 2000 from $1,330,333 in First Quarter Fiscal 1999. The cost of sales increase is due to the increase in sales from the First Quarter Fiscal 1999 to the First Quarter Fiscal 2000, and lower margins due to changes in the product sales mix. Gross profit margins for First Quarter Fiscal 2000 and First Quarter Fiscal 1999 were 32.0% and 34.6%, respectively. The decrease in the gross profit percentage is primarily due to changes in the product sales mix.

           Selling, general and administrative expenses increased by 18.3% to $300,255 in First Quarter Fiscal 2000 from $253,843 in First Quarter Fiscal 1999. This increase is due to increases in various administrative costs as a result of the growth of the Company from the First Quarter Fiscal 1999 to the First Quarter Fiscal 2000.

           As a result of the foregoing, the Company reported an operating profit of $438,597 for First Quarter Fiscal 2000, as compared to an operating profit of $287,713 for First Quarter Fiscal 1999.

           The Company's interest expense was $232,291 in First Quarter Fiscal 2000 and remained relatively constant, as compared to $229,388 in First Quarter Fiscal 1999. Interest income increased from $0 in First Quarter Fiscal 1999 to $31,436 in First Quarter Fiscal 2000 as a result of interest earned on the restricted cash loan proceeds received in the Fourth Quarter Fiscal 1999.


           The Company reported net income of $230,242 for First Quarter Fiscal 2000, $0.04 basic income per share, $0.02 on a diluted basis, compared to net income of $58,325 for First Quarter Fiscal 1999, $0.01 basic income per share, $0.007 on a diluted basis.


Liquidity and Capital Resources -

           Net cash provided by operating activities of $282,679 during First Quarter Fiscal 2000 was attributable to net income of $230,242 as adjusted for the effects of non-cash items of $160,366 and changes in operating assets and liabilities totaling ($107,929).

           The net cash used in investing activities consisted of $142,793 expended during First Quarter Fiscal 2000 primarily for machinery and equipment. The Company has budgeted for $750,000 in capital expenditures in Fiscal 2000. The anticipated capital expenditure requirements are necessary to support the growth from the Company's OTC product line, contract manufacturing and private label supply agreements, and to support new product introductions. As of September 30, 1999, approximately $2,600,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

           The Company has a financing facility made available to it by William Farber, a principal shareholder and Chairman of the Board of Directors which consists of a $4,250,000 revolving line of credit ("Shareholder Line of Credit") and a $2,000,000 convertible debenture ("Shareholder Debenture").

           The principal balance on the Shareholder Line of Credit is due October 1, 2000. At September 30, 1999, interest accrued to date was paid in full. At September 30, 1999, the Company had $4,225,000 outstanding and $25,000 available under the Shareholder Line of Credit.

           The maturity date of the Shareholder Debenture is December 23, 1999. The Shareholder Debenture and accrued interest is convertible at any time prior to payment in full at the conversion rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness. The present intent of the principal shareholder is to convert the debenture and related accrued interest into shares of common stock prior to December 23, 1999. At September 30, 1999, the current outstanding indebtedness represented by the Shareholder Debenture and the related accrued interest is approximately $2,158,000. Deferred interest from July 1, 1997 to June 30, 1998 is payable in six equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter. Deferred interest from July 1, 1998 to June 30, 1999 is payable in twelve equal monthly installments, commencing July 15, 1999 and continuing on the fifteenth day of each month thereafter with the balance due December 23, 1999. At September 30, 1999, accrued interest was approximately $158,000, and is classified as currently due.

           In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At September 30, 1999, the Company had $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 1999, no portion of the letter of credit has been utilized.

           In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At September 30, 1999, the Company had $2,094,361 outstanding on the bonds, of which $681,663 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At September 30, 1999 no portion of the letter of credit has been utilized.

           The Company has a $2,000,000 line of credit from a bank. The line of credit is due October 31, 2000, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At September 30, 1999, the Company had $1,454,637 outstanding and $545,363 available under the line of credit.

           The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of September 30, 1999, are sufficient to finance its level operations and currently anticipated capital expenditures.

           Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.



               Prospects for the Future

           As of September 30, 1999, six additional products are under development. Three of these products are being developed and manufactured for other companies; and the other three products are being developed as part of the Lannett product line. The Lannett products represent previously approved Abbreviated New Drug Applications ("ANDA") that the Company is planning to reintroduce. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence producing and shipping additional products.


                                     1-


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

As of September 30, 1999 the Company had incurred approximately $46,000 relating to remediation of the Year 2000 issue. The Company estimates that it will have total expenditures for remediation of approximately $30,000 in Fiscal Year 2000. The future remediation costs to be incurred are based on management's best estimates, which were derived using assumptions of future events, including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different.

The Information systems hardware and software area of the project is completed. The manufacturing and distribution equipment area of the project is completed. The Quality Control and testing equipment area of the project has completed Phases I through IV. Phase V involves the implementation of a new laboratory data collection system to replace the current non-compliant system. The Phase V implementation will be completed by December 31, 1999.

The Facilities and infrastructure area of the project is completed.

The Third-party relationship area of the project has completed Phases I through IV. Phase V contingency planning has been developed and will be updated through the end of December 31, 1999.

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

    (b) The Company did not file any reports on Form 8-K during First Quarter Fiscal 2000.


                                  SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            LANNETT COMPANY, INC.



Dated: October 21, 1999             By:  / s / Jeffrey M. Moshal
                                         ------------------------
                                         Jeffrey M. Moshal
                                         Chief Operating Officer


                                    By:  / s / William Farber
                                         ------------------------
                                         William Farber
                                         Chairman of the Board


Exhibit Index

     Exhibit
     Number        Description                              Method of Filing                                                Page
     ------        -----------                              ----------------                                                ----

      3(a)         Articles of Incorporation                Incorporated by reference to the Proxy Statement filed      -
                                                            with respect to the Annual Meeting of Shareholders held
                                                            on December 6, 1991 (the "1991 Proxy Statement").

      3(b)         By-Laws, as amended                      Incorporated by reference to the 1991 Proxy Statement.      -

      4(a)         Specimen Certificate for Common Stock    Incorporated by reference to Exhibit 4(a) to Form 8 dated   -
                                                            April 23, 1993 (Amendment No. 3 to Form 10-K f/y/e June
                                                            30, 1992) ("Form 8")

      10(a)        Loan Agreement dated August 30, 1991     Incorporated by reference to the Annual Report on Form      -
                   between the Company and William Farber   10-K f/y/e June 30, 1991

      10(b)        Amendment #1 to Loan Agreement dated     Incorporated by reference to Exhibit 10(b) to the Annual    -
                   March 15, 1993                           Report on Form 10-KSB f/y/e June 30, 1993 ("1993 Form
                                                            10-K")

      10(c)        Amendment #2 to Loan Agreement dated     Incorporated by reference to Exhibit 10(c) to the Annual    -
                   August 1, 1994                           Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
                                                            10-K")

      10(d)        Amendment #3 to Loan Agreement dated     Incorporated by reference to Exhibit 10(d) to the Annual    -
                   May 15, 1995                             Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                            10-K")

      10(e)        Amendment #4 to Loan Agreement dated     Incorporated by reference to Exhibit 10(e) to the Annual    -
                   December 31, 1995                        Report on Form 10-KSB f/y/e June 30, 1996 ("1996 Form
                                                            10-K")

      10(f)        Amendment #5 to Loan Agreement dated     Incorporated by reference to Exhibit 10(f) to the Annual    -
                   June 30, 1996                            Report on Form 10-KSB f/y/e June 30, 1996 ("1996 Form
                                                            10-K")

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

      10(h)        Amendment #7 to Loan Agreement dated     Incorporated by reference to Exhibit 10(h) to the Annual
                   September 9, 1997                        Report on 1997 Form 10-KSB

      10(i)        Amendment #8 to Loan Agreement dated     Incorporated by reference to Exhibit 10(i) to the Annual
                   June 30, 1998                            Report on Form 10-KSB f/y/e June 30, 1998 ("1998 Form
                                                            10-KSB")


     Exhibit
     Number        Description                              Method of Filing                                                Page
     ------        -----------                              ----------------                                                ----


      10(j)        Amendment #9 to Loan Agreement dated     Incorporated by reference to Exhibit 10(j) to the Annual
                   December 30, 1998                        Report on Form 10-KSB f/y/e June 30, 1999 ("1999 Form
                                                            10-KSB")

      10(k)        Loan Agreement dated May 4, 1993         Incorporated by reference to Exhibit 10(c) to the 1993      -
                   between the Company and Meridian Bank    Form 10-K

      10(l)        Amendment to Loan Documents between      Incorporated by reference to Exhibit 10(e) to the Annual    -
                   the Company and Meridian Bank dated as   Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
                   of December 8, 1993                      10-K")

      10(m)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(f) to the Annual    -
                   and Meridian Bank dated December 21,     Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
                   1993                                     10-K")

      10(n)        Third Amendment to Loan Agreement        Incorporated by reference to Exhibit 10(g) to the Annual    -
                   dated as of June 9, 1994                 Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
                                                            10-K")

      10(o)        Fourth Amendment to Loan Documents       Incorporated by reference to Exhibit 10(i) to the Annual    -
                   between the Company and Meridian Bank    Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                   as of October 27, 1994                   10-K")

      10(p)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(j) to the Annual    -
                   and Meridian Bank dated October 27,      Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                   1994                                     10-K")

      10(q)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(k) to the Annual    -
                   and Meridian Bank dated July 10, 1995    Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                            10-K")

      10(r)        Amendment to Security Agreement          Incorporated by reference to Exhibit 10(l) to
                   between the Company and Meridian Bank    the Annual Report on Form 10-KSB f/y/e
                   dated as of July 31, 1995                June 30, 1995 ("1995 Form 10-K")

      10(s)        Line of Credit Note dated July 31, 1995  Incorporated by reference to Exhibit 10(m) to the Annual    -
                                                            Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                            10-K")

      10(t)        Fifth Amendment to Loan Agreement        Incorporated by reference to Exhibit 10(n) to the Annual    -
                   dated July 31, 1995                      Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                            10-K")

      10(u)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(q) to the Annual    -
                   the Company and Meridian Bank, dated     Report on Form 10-KSB f/y/e June 30, 1996 ("1996 Form
                   March 5, 1996.                           10-K")


     Exhibit
     Number        Description                              Method of Filing                                                Page
     ------        -----------                              ----------------                                                ----

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

     10(ad)        Line of Credit Note dated March 11,      Incorporated by reference to Exhibit 10(ad) to the Annual
                   1999                                     Report on 1999 Form 10-KSB

     10(ae)        Taxable Variable Rate Demand/Fixed       Incorporated by reference to Exhibit 10(ae) to the Annual
                   Rate Revenue Bonds, Series of 1999       Report on 1999 Form 10-KSB


     Exhibit
     Number        Description                              Method of Filing                                                Page
     ------        -----------                              ----------------                                                ----

     10(af)        Philadelphia Authority for Industrial    Incorporated by reference to Exhibit 10(af) to the Annual
                   Development Tax-Exempt Variable Rate     Report on 1999 Form 10-KSB
                   Demand/Fixed Revenue Bonds (Lannett
                   Company, Inc. Project) Series of 1999

     10(ag)        Reimbursement and Agreements             Incorporated by reference to Exhibit 10(ag) to the Annual
                   supporting bond issues                   Report on 1999 Form 10-KSB

     10(ah)        Amendment No. 1 to Reimbursement         Incorporated by reference to Exhibit 10(i) to the Annual
                   Agreement and Waiver                     Report on 1999 Form 10-KSB

     10(ai)        Employment Agreement between the         Incorporated by reference to Exhibit 10(ah) to the Annual
                   Company and Vlad Mikijanic               Report on 1994 Form 10-KSB

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

     10(ak)        Supply Agreement dated January 17, 1997  Incorporated by reference to Exhibit 10(ae) to the Annual
                                                            Report on 1998 Form 10-KSB

     10(al)        Supply Agreement dated January 17, 1997  Incorporated by reference to Exhibit 10(af) to the Annual
                                                            Report on 1998 Form 10-KSB

     10(am)        Supply Agreement dated February 11,      Incorporated by reference to Exhibit 10(ag) to the Annual
                   1997                                     Report on 1998 Form 10-KSB

     10(an)        Supply Agreement dated May 27, 1997      Incorporated by reference to Exhibit 10(ah) to the Annual
                                                            Report on 1998 Form 10-KSB

       11          Computation of Per Share Earnings        Filed Herewith                                                   20

       22          Subsidiaries of the Company              Incorporated by reference to the Annual Report on Form
                                                            10-K f/y/e June 30, 1990

      23(b)        Consent of Deloitte & Touche             Incorporated by reference to Exhibit 23(B) to the Annual
                                                            Report on 1999 Form 10-KSB

       27         Financial Data Schedule                  Filed Herewith                                                    21



