Form 10QSB
period 1999-12-31
LANNETT CO INC
filed 2000-02-14
CIK 57725

=============================================================================




               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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

                           Yes __x__      No _____

As of February 11, 2000, there were 13,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

                                                           Page 1 of 23 pages
                                                     Exhibit Index on Page 15





                                    INDEX

                                                                     Page No.
                                                                     --------

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets as of
                   December 31, 1999 (unaudited) and
                   June 30, 1999...........................................3

                   Consolidated Statements of Operations
                   for the three and six months ended
                   December 31, 1999 and 1998 (unaudited)..................4

                   Consolidated Statements of Cash Flows
                   for the six months ended December 31, 1999
                   and 1998 (unaudited)....................................5

                   Notes to Consolidated Financial
                   Statements (unaudited)..............................6 - 7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.........................................8 - 11

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings......................................12

         Item 2.   Changes in Securities and Use of Proceeds..............12

         Item 3.   Defaults upon Senior Securities........................12

         Item 4.   Submission of Matters to a Vote of
                   Security Holders.......................................12

         Item 5.   Other Information......................................13

         Item 6.   Exhibits and Reports on Form 8-K.......................13


                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)
ASSETS                                                           12/31/99         06/30/99
------                                                          ----------         --------
CURRENT ASSETS:
         Cash                                                  $        600    $    117,004
         Trade accounts receivable (net of allowance
           of $108,000 and $165,000)                              1,396,621       1,602,603
         Inventories                                              3,064,500       2,624,378
         Prepaid expenses                                            41,334          68,736
                                                               ------------    ------------
                  Total current assets                            4,503,055       4,412,721
                                                               ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                                     7,191,917       6,880,291
Less accumulated depreciation                                    (2,371,575)     (2,063,543)
                                                               ------------    ------------
                                                                  4,820,342       4,816,748
                                                               ------------    ------------
RESTRICTED CASH                                                   2,479,188       2,584,321

OTHER ASSETS                                                        288,113         308,542

DEFERRED TAX ASSET                                                  645,216         545,216
                                                               ------------    ------------
                  Total assets                                 $ 12,735,914    $ 12,667,548
                                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
         Line of credit                                        $  1,745,153    $     --
         Accounts payable                                           670,147         797,018
         Deferred interest payable - shareholder (including            --           385,659
           convertible deferred interest payable of
           $0 and $385,659)
         Accrued expenses                                           211,434         340,785
         Convertible note payable - shareholder                        --         2,000,000
               Current portion of long-term debt                    667,750         658,368
                                                               ------------    ------------
                  Total current liabilities                       3,294,484       4,181,830
                                                               ------------    ------------
LONG-TERM DEBT, LESS CURRENT PORTION                              4,963,953       5,297,917
                                                               ------------    ------------
LINE OF CREDIT                                                         --         1,322,000
                                                               ------------    ------------
LINE OF CREDIT - SHAREHOLDER                                      4,225,000       4,225,000
                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY/(DEFICIENCY):
         Common stock -
         authorized 50,000,000 shares par value $.001:
           issued and outstanding, 13,206,128 and
           5,206,128 shares                                          13,206           5,206
         Additional paid-in capital                               2,312,575         320,575
         Accumulated deficit                                     (2,073,304)     (2,684,980)
                                                               ------------    ------------
                  Total shareholders' equity/(deficiency)           252,477      (2,359,199)
                                                               ------------    ------------
                  Total liabilities and shareholders'
                    equity/deficiency                          $ 12,735,914    $ 12,667,548
                                                               ============    ============

               See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                      --------------------------       ------------------------
                                       12/31/99        12/31/98        12/31/99       12/31/98
                                       --------        --------        --------       --------
NET SALES                            $  3,138,722    $  3,070,512    $  5,855,915    $  5,103,997
COST OF SALES                           2,143,912       1,860,271       3,992,190       3,190,605
                                     ------------    ------------    ------------    ------------

Gross profit                              994,810       1,210,241       1,863,725       1,913,392

RESEARCH AND DEVELOPMENT EXPENSES         136,438         168,555         266,501         330,151
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES          374,714         305,150         674,969         558,540
                                     ------------    ------------    ------------    ------------

                  Operating profit        483,658         736,536         922,255       1,024,701
                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES), NET
Interest income                            22,057            --            53,492            --
Interest expense                         (223,981)       (192,637)       (456,271)       (422,385)
                                     ------------    ------------    ------------    ------------
                                         (201,924)       (192,637)       (402,779)       (422,385)
                                     ------------    ------------    ------------    ------------

NET INCOME BEFORE TAXES              $    281,734    $    543,899    $    519,476    $    602,316
                                     ------------    ------------    ------------    ------------

INCOME TAX (BENEFIT)/EXPENSE         $    (99,700)   $     40,000    $    (92,200)   $     40,000

NET INCOME                           $    381,434    $    503,899    $    611,676    $    562,316
                                     ============    ============    ============    ============

BASIC INCOME PER SHARE               $        .06    $        .10    $        .11    $        .11

DILUTED INCOME PER SHARE             $        .03    $        .03    $        .05    $        .04

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                        6,075,693       5,206,128       5,640,910       5,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                       13,206,128      15,722,097      13,206,128      15,722,097

              See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                     ------------------------
                                                                       12/31/99     12/31/98
                                                                       --------     --------

OPERATING ACTIVITIES:
    Net income                                                        $ 611,676    $ 562,316
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                    329,009      251,855
       Deferred tax benefit                                            (100,000)
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                        205,982     (695,038)
       Inventories                                                     (440,122)    (251,814)
       Prepaid expenses                                                  27,402      120,114
       Other assets                                                        (548)
       Accounts payable                                                (126,871)     101,333
       Accrued expenses                                                (129,351)     (53,870)
                                                                      ---------    ---------
              Net cash provided by operating activities                 377,177      291,620
                                                                      ---------    ---------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                         (311,626)    (679,190)
    Restricted cash equivalents for purchase of plant and equipment     105,133
                                                                      ---------    ---------
       Net cash used in investing activities                           (206,493)    (679,190)
                                                                      ---------    ---------

FINANCING ACTIVITIES:
    Borrowings under line of credit - shareholder                          --        300,000
    Net borrowings under line of credit                                 423,153      250,000
    Borrowings of deferred interest - shareholder                                    256,724
    Repayments of deferred interest - shareholder                      (385,659)
    Repayments of debt                                                 (324,582)    (179,125)
                                                                      ---------    ---------
    Net cash (used in)/provided by financing activities                (287,088)     370,875
                                                                      ---------    ---------

NET (DECREASE) INCREASE IN CASH                                        (116,404)     (16,695)

CASH, BEGINNING OF YEAR                                                 117,004       16,695
                                                                      ---------    ---------
CASH, END OF PERIOD                                                   $     600    $       0
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

    The results of operations for the three and six months ended December 31, 1999 and 1998 are not necessarily indicative of results for the full year.

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

Note 3. Inventories

    Inventories consist of the following:

                           December 31,   June 30,
                               1999         1999
                           ------------   --------
                           (unaudited)

      Raw materials        $  886,161   $  643,052
      Work-in-process         968,071    1,011,640
      Finished goods          870,899      661,055
      Packaging supplies      339,369      308,631
                           ----------   ----------
                           $3,064,500   $2,624,378
                           ==========   ==========

Note 4. Income Taxes


     The provision for state income taxes for the six months ended December 31, 1999 was $300. The provision for federal income taxes for the six months ended December 31, 1999 of approximately $202,000 was eliminated by the utilization of federal net operating loss carryforwards, with the exception of $7,500. Additionally, as of December 31, 1999, the Company reduced its valuation allowance (related to federal net operating loss carryforwards) by $302,000. This adjustment, along with the aforementioned utilization of loss carryforwards, increased the net deferred tax asset on the Company's balance sheet to $645,216 at December 31, 1999.


Note 5. Related Party Transactions


     The Company had sales of approximately $4,476,000 and $1,812,000 during the six months ended December 31, 1999 and 1998, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. Accounts receivable includes amounts due from the related party of approximately $1,063,000 and $408,000 at December 31, 1999 and June 30, 1999, respectively.




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

         Results of Operations -Three months ended December 31, 1999 compared with three months ended December 31, 1998.

         Net sales for the three months ended December 31, 1999 ("Second Quarter Fiscal 2000") increased by 2.2% to $3,138,722 from net sales of $3,070,512 in the three months ended December 31, 1998 ("Second Quarter Fiscal 1999). Sales increased during Second Quarter Fiscal 2000 due to increased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by a decrease in sales of the Company's prescription products. OTC sales increased by approximately $1,244,000 from Second Quarter Fiscal 1999 to Second Quarter Fiscal 2000. Prescription sales decreased by approximately $1,170,000 from Second Quarter Fiscal 1999 to Second Quarter Fiscal 2000.

         Cost of sales increased by 15.2% to $2,143,912 in Second Quarter Fiscal 2000 from $1,860,271 in Second Quarter Fiscal 1999. The cost of sales increase is due to the increase in unit sales from the Second Quarter Fiscal 1999 to the Second Quarter Fiscal 2000. Due to competitive pricing erosion, the increase in cost of sales from the Second Quarter Fiscal 1999 to the Second Quarter Fiscal 2000 was significantly higher than the increase in sales from the Second Quarter Fiscal 1999 to the Second Quarter Fiscal 2000. Gross profit margins for Second Quarter Fiscal 2000 and Second Quarter Fiscal 1999 were 31.7% and 39.4%, respectively. The decrease in the gross profit percentage is due to changes in the product sales mix, and the competitive pricing erosion which decreased unit sale prices.

         Selling, general and administrative expenses increased by 22.8% to $374,714 in Second Quarter Fiscal 2000 from $305,150 in Second Quarter Fiscal 1999. This increase is due to rising costs related to certain administrative functions, such as employee benefits and professional fees, and higher depreciation expense.

         As a result of the foregoing, the Company reported an operating profit of $483,658 for Second Quarter Fiscal 2000, as compared to an operating profit of $736,536 for Second Quarter Fiscal 1999.

         The Company's interest expense increased to $223,981 in Second Quarter Fiscal 2000 from $192,637 in Second Quarter Fiscal 1999, primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

         The Company reported net income of $381,434 for Second Quarter Fiscal 2000, $0.06 basic income per share, $0.03 on a diluted basis, compared to net income of $503,899 for Second Quarter Fiscal 1999, $0.10 basic income per share, $0.03 on a diluted basis.


Results of Operations -Six months ended December 31, 1999 compared with Six months ended December 31, 1998.

         Net sales for the six months ended December 31, 1999 increased by 14.7% to $5,855,915 from net sales of $5,103,997 for the six months ended December 31, 1998. Sales increased due to increased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by a decrease in sales of the Company's prescription products. OTC sales increased by approximately $2,556,000 from the six months ended December 31, 1998 to the six months ended December 31, 1999. Prescription sales decreased by approximately $1,783,000 from the six months ended December 31, 1998 to the six months ended December 31, 1999.

         Cost of sales increased by 25.1%, to $3,992,190 for the six months ended December 31, 1999 from $3,190,605 for the six months ended December 31, 1998. The cost of sales increase is due to the increase in unit sales from the six months ended December 31, 1998 to the six months ended December 31, 1999. Due to competitive pricing erosion, the increase in cost of sales from the six months ended December 31, 1998 to the six months ended December 31, 1999 was higher than the increase in sales from the six months ended December 31, 1998 to the six months ended December 31, 1999. Gross profit margins for the six months ended December 31, 1999 and the six months ended December 31, 1998 were 31.8% and 37.5%, respectively. The decrease in the gross profit percentage is due to changes in the product sales mix, and the competitive pricing erosion which decreased unit sale prices.

         Selling, general and administrative expenses increased by 20.8% to $674,969 for the six months ended December 31, 1999 from $558,540 for the six months ended December 31, 1998. This increase is due to rising costs related to certain administrative functions, such as employee benefits and professional fees, and higher depreciation expense.

         As a result of the foregoing, the Company reported an operating profit of $922,255 for the six months ended December 31, 1999, as compared to an operating profit of $1,024,701 for the six months ended December 31, 1998.

         The Company's interest expense increased to $456,271 for the six months ended December 31, 1999 from $422,385 for the six months ended December 31, 1998, primarily due to increased borrowings on the Company's lines of credit and term loans. See Liquidity and Capital Resources below.

         The Company reported net income of $611,676 for the six months ended December 31, 1999, $0.11 basic income per share, $0.05 on a diluted basis, compared to net income of $562,316 for the six months ended December 31, 1998, $0.11 basic income per share, $0.04 on a diluted basis.

Liquidity and Capital Resources -

         Net cash provided by operating activities of $377,177 during the six months ended December 31, 1999 was attributable to net income of $611,676 as adjusted for the effects of non-cash items of $229,009 and changes in operating assets and liabilities totaling ($463,508).

         The Company expended $311,626 for property, plant and equipment during the six months ended December 31, 1999. The Company has budgeted for $750,000 in capital expenditures in Fiscal 2000. The anticipated capital expenditure requirements are necessary to support the growth of the Company's OTC product line and contract manufacturing, and to support new product introductions. As of December 31, 1999, approximately $2,479,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a financing facility made available to it by William Farber, a principal shareholder and Chairman of the Board of Directors which consists of a $4,250,000 revolving line of credit ("Shareholder Line of Credit"). The principal balance on the Shareholder Line of Credit was extended to October 1, 2001. At December 31, 1999, interest accrued to date was paid in full. At December 31, 1999, the Company had $4,225,000 outstanding and $25,000 available under the Shareholder Line of Credit.

         The Company also had a convertible debenture made available to it by William Farber, a principal shareholder and Chairman of the Board of Directors. The maturity date of the shareholder debenture was December 23, 1999. On December 22, 1999, William Farber elected to convert the debenture into shares of common stock of the Company. The shareholder debenture and accrued interest was convertible at the rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness. The principal balance on the debenture at the time of conversion was $2,000,000, and the interest on the debenture was paid to date; therefore the transaction converted the $2,000,000 of indebtedness to 8,000,000 shares of the Company's common stock.

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At December 31, 1999, the Company had $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 1999, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At December 31, 1999, the Company had $1,931,703 outstanding on the bonds, of which $667,750 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At December 30, 1999 no portion of the letter of credit has been utilized.


         The Company has a $2,000,000 line of credit from a bank. The line of credit is due October 31, 2000, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At December 31, 1999, the Company had $1,745,153 outstanding and $254,847 available under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of December 31, 1999, are sufficient to finance its level of operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


                  Prospects for the Future

         As of December 31, 1999 eight additional products are under development. Four of these products are being developed and manufactured for other companies, while the other four products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Two additional products represent previously approved Abbreviated New Drug Applications ("ANDA") that the Company is planning to reintroduce. The remaining item represents a new product, which the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence producing and shipping additional products.



                  Year 2000

         The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential full effect, if any, of the Year 2000 issue on the company and its business partners will not be fully determinable until later. If problems related to the Year 2000 arise (e.g. with significant suppliers, changes in demand, etc.) within the company or entities with which the company conducts business, the company's revenues and financial condition could be adversely impacted.




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

    (b) The Company filed two reports on Form 8-K during the Quarter ended December 31, 1999. On December 17, 1999 the Company filed Form 8-K notification to Deloitte & Touche LLP that the Company had elected not to utilize the services of Deloitte & Touche LLP in connection with the audit of the Company's Fiscal 2000 financial statements. On December 29, 1999 the Company filed Form 8-K notification that it has engaged Grant Thornton LLP as the Company's new independent accountant to audit the Company's financial statements as of June 30, 2000 and for the year then ended.


                                  SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           LANNETT COMPANY, INC.



Dated: February 11, 2000            By:         / s / Larry Dalesandro
                                                      ----------------
                                                      Larry Dalesandro
                                                      Chief Operating Officer


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

  10(j)    Amendment #9 to Loan Agreement     Incorporated by reference to Exhibit 10(j) to
           dated December 30, 1998            the Annual Report on Form 10-KSB f/y/e June 30,
                                              1999 ("1999 Form 10-KSB")

 Exhibit
 Number    Description                        Method of Filing                                   Page
 -------   -----------                        ----------------                                   ----
  10(k)    Amendment #10 to Loan Agreement    Filed Herewith                                     22
           dated December 31, 1999

  10(l)    Loan Agreement dated May 4, 1993   Incorporated by reference to Exhibit 10(c) to      -
           between the Company and Meridian   the 1993 Form 10-K
           Bank

  10(m)    Amendment to Loan Documents        Incorporated by reference to Exhibit 10(e) to      -
           between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
           Bank dated as of December 8, 1993  1994 ("1994 Form 10-K")

  10(n)    Letter Agreement between the       Incorporated by reference to Exhibit 10(f) to      -
           Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
           December 21, 1993                  1994 ("1994 Form 10-K")

  10(o)    Third Amendment to Loan            Incorporated by reference to Exhibit 10(g) to      -
           Agreement dated as of June 9,      the Annual Report on Form 10-KSB f/y/e June 30,
           1994                               1994 ("1994 Form 10-K")

  10(p)    Fourth Amendment to Loan           Incorporated by reference to Exhibit 10(i) to      -
           Documents between the Company      the Annual Report on Form 10-KSB f/y/e June 30,
           and Meridian Bank as of October    1995 ("1995 Form 10-K")
           27, 1994

  10(q)    Letter Agreement between the       Incorporated by reference to Exhibit 10(j) to      -
           Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
           October 27, 1994                   1995 ("1995 Form 10-K")

  10(r)    Letter Agreement between the       Incorporated by reference to Exhibit 10(k) to      -
           Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
           July 10, 1995                      1995 ("1995 Form 10-K")

  10(s)    Amendment to Security Agreement    Incorporated by reference to Exhibit 10(l) to      -
           between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
           Bank dated as of July 31, 1995     1995 ("1995 Form 10-K")

  10(t)    Line of Credit Note dated July     Incorporated by reference to Exhibit 10(m) to      -
           31, 1995                           the Annual Report on Form 10-KSB f/y/e June 30,
                                              1995 ("1995 Form 10-K")

  10(u)    Fifth Amendment to Loan            Incorporated by reference to Exhibit 10(n) to      -
           Agreement dated July 31, 1995      the Annual Report on Form 10-KSB f/y/e June 30,
                                              1995 ("1995 Form 10-K")

 Exhibit
 Number    Description                        Method of Filing                                   Page
 -------   -----------                        ----------------                                   ----
  10(v)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(q) to      -
           between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
           Bank, dated March 5, 1996.         1996 ("1996 Form 10-K")

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

 10(ab)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(h) to
           between the Company and            the Annual Report on 1997 Form 10-KSB
           Corestates Bank, dated December
           10, 1997.

 10(ac)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(aa) to
           between the Company and            the Annual Report on 1998 Form 10-KSB
           Corestates Bank, dated
           June 11, 1998.

 10(ad)    Amendment to Loan agreement        Incorporated by reference to Exhibit 10(ab) to
           between the Company and            the Annual Report on 1998 Form 10-KSB
           Corestates Bank, dated June 1998.

 10(ae)    Line of Credit Note dated March    Incorporated by reference to Exhibit 10(ad) to
           11, 1999                           the Annual Report on 1999 Form 10-KSB

 Exhibit
 Number    Description                        Method of Filing                                   Page
 -------   -----------                        ----------------                                   ----
 10(ae)    Taxable Variable Rate              Incorporated by reference to Exhibit 10(ae) to
           Demand/Fixed Rate Revenue Bonds,   the Annual Report on 1999 Form 10-KSB
           Series of 1999

 10(ag)    Philadelphia Authority for         Incorporated by reference to Exhibit 10(af) to
           Industrial Development             the Annual Report on 1999 Form 10-KSB
           Tax-Exempt Variable Rate
           Demand/Fixed Revenue Bonds
           (Lannett Company, Inc. Project)
           Series of 1999

 10(ah)    Reimbursement and Agreements       Incorporated by reference to Exhibit 10(ag) to
           supporting bond issues             the Annual Report on 1999 Form 10-KSB

 10(ai)    Amendment No. 1 to Reimbursement   Incorporated by reference to Exhibit 10(i) to
           Agreement and Waiver               the Annual Report on 1999 Form 10-KSB

 10(aj)    Employment Agreement between the   Incorporated by reference to Exhibit 10(ah) to
           Company and Vlad Mikijanic         the Annual Report on 1994 Form 10-KSB

 10(ak)    Supply Agreement dated January     Incorporated by reference to Exhibit 10(ad) to
           14, 1997                           the Annual Report on 1998 Form 10-KSB

 10(al)    Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
           17, 1997                           the Annual Report on 1998 Form 10-KSB

 10(am)    Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
           17, 1997                           the Annual Report on 1998 Form 10-KSB

 10(an)    Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
           11, 1997                           the Annual Report on 1998 Form 10-KSB

 10(ao)    Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
           1997                               the Annual Report on 1998 Form 10-KSB

   11      Computation of Per Share Earnings  Filed Herewith                                     20

   22      Subsidiaries of the Company        Incorporated by reference to the Annual Report
                                              on Form 10-K f/y/e June 30, 1990

  23(b)    Consent of Deloitte & Touche       Incorporated by reference to Exhibit 23(B) to
                                              the Annual Report on 1999 Form 10-KSB

   27      Financial Data Schedule            Filed Herewith                                     23


