Form 10QSB
period 2000-03-31
LANNETT CO INC
filed 2000-05-11
CIK 57725

=============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

                          Yes   x              No

As of May 9, 2000, there were 13,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

                                                           Page 1 of 22 pages
                                                     Exhibit Index on Page 15






                                    INDEX

                                                                     Page No.
                                                                     --------


PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

                 Consolidated Balance Sheets as of
                 March 31, 2000 (unaudited) and
                 June 30, 1999..............................................3

                 Consolidated Statements of Operations
                 for the three and nine months ended March 31, 2000
                 and 1999 (unaudited).......................................4

                 Consolidated Statements of Cash Flows
                 for the nine months ended March 31, 2000
                 and 1999 (unaudited).......................................5

                 Notes to Consolidated Financial
                 Statements (unaudited).................................6 - 7

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................................8 - 11

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................12

   Item 2.   Changes in Securities and Use of Proceeds.....................12

   Item 3.   Defaults upon Senior Securities...............................12

   Item 4.   Submission of Matters to a Vote of Security Holders...........12

   Item 5.   Other Information.............................................13

   Item 6.   Exhibits and Reports on Form 8-K..............................13


                        PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
ASSETS                                                       03/31/2000       06/30/99
------                                                      ------------      --------
CURRENT ASSETS:
         Cash                                               $        600    $    117,004
         Trade accounts receivable (net of allowance
           of $68,000 and $165,000)                            1,101,440       1,602,603
         Inventories                                           2,591,173       2,624,378
         Prepaid expenses                                         72,154          68,736
                                                            ------------    ------------
                  Total current assets                         3,765,367       4,412,721
                                                            ------------    ------------
PROPERTY, PLANT AND EQUIPMENT                                  7,264,521       6,880,291
Less accumulated depreciation                                 (2,531,638)     (2,063,543)
                                                            ------------    ------------
                                                               4,732,883       4,816,748
                                                            ------------    ------------
RESTRICTED CASH                                                2,509,951       2,584,321

OTHER ASSETS                                                     277,530         308,542

DEFERRED TAX ASSET                                               745,216         545,216
                                                            ------------    ------------
                  Total assets                              $ 12,030,947    $ 12,667,548
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
         Line of credit                                     $    825,227    $        --
         Accounts payable                                        567,003         797,018
         Deferred interest payable - shareholder
           (including convertible deferred interest
           payable of $0 and $385,659)                                --         385,659
         Accrued expenses                                        265,766         340,785
         Convertible note payable - shareholder                       --       2,000,000
         Current  portion of long-term debt                      678,333         658,368
                                                            ------------    ------------
                  Total current liabilities                    2,336,329       4,181,830
                                                            ------------    ------------

LONG-TERM DEBT, LESS CURRENT PORTION                           4,791,040       5,297,917
                                                            ------------    ------------
LINE OF CREDIT                                                        --       1,322,000
                                                            ------------    ------------
LINE OF CREDIT - SHAREHOLDER                                   4,225,000       4,225,000
                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY/(DEFICIENCY):
         Common stock -
         authorized 50,000,000 shares par value $.001:
           issued and outstanding, 13,206,128 and
           5,206,128 shares                                       13,206           5,206
         Additional paid-in capital                            2,312,575         320,575
         Accumulated deficit                                  (1,647,203)     (2,684,980)
                                                            ------------    ------------
                  Total shareholders' equity/(deficiency)        678,578      (2,359,199)
                                                            ------------    ------------
                  Total liabilities and shareholders'
                    equity/deficiency                       $ 12,030,947    $ 12,667,548
                                                            ============    ============

                See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                     --------------------------    -------------------------
                                      3/31/2000       3/31/99       3/31/2000      3/31/99
                                      ---------       -------       ---------      -------
NET SALES                            $ 3,207,215    $ 2,820,526    $ 9,063,130   $ 7,924,523
COST OF SALES                          2,227,107      1,956,578      6,219,297     5,147,183
                                     -----------    -----------    -----------   -----------
Gross profit                             980,108        863,948      2,843,833     2,777,340

RESEARCH AND DEVELOPMENT EXPENSES        137,759        170,924        404,260       501,075
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                358,737        302,443      1,033,706       860,802
                                     -----------    -----------    -----------   -----------
                  Operating profit       483,612        390,581      1,405,867     1,415,463
                                     -----------    -----------    -----------   -----------
OTHER INCOME (EXPENSES), NET
Interest income                           34,740             --         88,232            --
Interest expense                        (188,303)      (182,821)      (644,574)     (605,387)
                                     -----------    -----------    -----------   -----------
                                        (153,563)      (182,821)      (556,342)     (605,387)
                                     -----------    -----------    -----------   -----------
NET INCOME BEFORE TAXES              $   330,049    $   207,760    $   849,525   $   810,076
                                     -----------    -----------    -----------   -----------

INCOME TAX (BENEFIT)/EXPENSE         $   (96,052)   $     7,116    $  (188,252)  $    47,116

NET INCOME                           $   426,101    $   200,644    $ 1,037,777   $   762,960
                                     ===========    ===========    ===========   ===========

BASIC INCOME PER SHARE               $       .03    $       .04    $       .08   $       .15

DILUTED INCOME PER SHARE             $       .03    $       .01    $       .08   $       .05

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                      13,206,128      5,206,128     13,206,128     5,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                      13,206,128     15,548,621     13,206,128    15,548,621

              See notes to the consolidated financial statements


                     LANNETT COMPANY, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED
                                                          --------------------------
                                                           3/31/2000       3/31/99
                                                          -----------    -----------
OPERATING ACTIVITIES:
    Net income                                            $ 1,037,777    $   762,960
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                         501,325        394,098
        Deferred tax benefit                                 (200,000)            --
    Changes in assets and liabilities which
      provided/(used) cash:
        Trade accounts receivable                             501,163       (726,558)
        Inventories                                            33,205       (257,908)
        Prepaid expenses                                       (3,418)       117,118
        Other assets                                           (2,218)            --
        Accounts payable                                     (230,015)         5,107
        Accrued expenses                                      (75,019)       156,808
                                                          -----------    -----------
              Net cash provided by operating activities     1,562,800        451,625
                                                          -----------    -----------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment               (384,230)      (866,491)
    Restricted cash equivalents for purchase of
      plant and equipment                                      74,370             --
                                                          -----------    -----------
       Net cash used in investing activities                 (309,860)      (866,491)
                                                          -----------    -----------
FINANCING ACTIVITIES:
    Borrowings under line of credit - shareholder                  --        300,000
    Net (repayments)/borrowings under line of credit         (496,773)       250,000
    Borrowings of deferred interest - shareholder                  --        118,703
    Repayments of deferred interest - shareholder            (385,659)            --
    Repayments of debt                                       (486,912)      (270,532)
                                                          -----------    -----------
    Net cash (used in)/provided by financing activities    (1,369,344)       398,171
                                                          -----------    -----------
NET DECREASE IN CASH                                         (116,404)       (16,695)

CASH, BEGINNING OF YEAR                                       117,004         16,695
                                                          -----------    -----------
CASH, END OF PERIOD                                       $       600    $         0
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

    The results of operations for the three and nine months ended March 31, 2000 and 1999 are not necessarily indicative of results for the full year.

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

Note 3. Inventories

    Inventories consist of the following:

                      March 31,    June 30,
                        2000         1999
                     ----------   ----------
                     (unaudited)

Raw materials        $  749,060   $  643,052
Work-in-process         714,013    1,011,640
Finished goods          882,473      661,055
Packaging supplies      245,627      308,631
                     ----------   ----------
                     $2,591,173   $2,624,378
                     ==========   ==========

Note 4. Income Taxes

     The provision for state income taxes for the nine months ended March 31, 2000 was $300. The provision for federal income taxes for the nine months ended March 31, 2000 of approximately $302,000 was eliminated by the utilization of federal net operating loss carryforwards, with the exception of $11,448. Additionally, as of March 31, 2000, the Company reduced its valuation allowance (related to federal net operating loss carryforwards) by $502,000. This adjustment, along with the aforementioned utilization of loss carryforwards, increased the net deferred tax asset on the Company's balance sheet to $745,216 at March 31, 2000.


Note 5. Related Party Transactions

     The Company had sales of approximately $4,838,000 and $2,850,000 during the nine months ended March 31, 2000 and 1999, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also paid sales commissions to the related party of approximately $47,000 during the nine months ended March 31, 2000. Accounts receivable includes amounts due from the related party of approximately $11,000 and $408,000 at March 31, 2000 and June 30, 1999, respectively. Accrued expenses includes amounts due to the related party of approximately $53,000 and $0 at March 31, 2000 and June 30, 1999, respectively.


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

         Results of Operations - Three months ended March 31, 2000 compared with three months ended March 31, 1999.

         Net sales for the three months ended March 31, 2000 ("Third Quarter Fiscal 2000") increased by 13.7% to $3,207,215 from net sales of $2,820,526 in the three months ended March 31, 1999 ("Third Quarter Fiscal 1999). Sales increased during Third Quarter Fiscal 2000 due to increased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by a decrease in sales of the Company's prescription products. OTC sales increased by approximately $881,000 from Third Quarter Fiscal 1999 to Third Quarter Fiscal 2000. Prescription sales decreased by approximately $494,000 from Third Quarter Fiscal 1999 to Third Quarter Fiscal 2000.

         Cost of sales increased by 13.8% to $2,227,107 in Third Quarter Fiscal 2000 from $1,956,578 in Third Quarter Fiscal 1999. The cost of sales increase is due to the increase in sales from the Third Quarter Fiscal 1999 to the Third Quarter Fiscal 2000. Gross profit margins for Third Quarter Fiscal 2000 and Third Quarter Fiscal 1999 were both 30.6%.

         Selling, general and administrative expenses increased by 18.6% to $358,737 in Third Quarter Fiscal 2000 from $302,443 in Third Quarter Fiscal 1999. This increase is due to sales commissions of approximately $126,000 for the three months ended March 31, 2000, offset partially by a decrease in employee benefits and other administrative expenses.

         As a result of the foregoing, the Company reported an operating profit of $483,612 for Third Quarter Fiscal 2000, as compared to an operating profit of $390,581 for Third Quarter Fiscal 1999.

         The Company's interest expense increased slightly to $188,303 in Third Quarter Fiscal 2000 from $182,821 in Third Quarter Fiscal 1999. This increase was offset by interest income of $34,740 relating to the Company's bond sinking fund. See Liquidity and Capital Resources below.

         The Company reported net income of $426,101 for Third Quarter Fiscal 2000, $0.03 basic income per share, $0.03 on a diluted basis, compared to net income of $200,644 for Third Quarter Fiscal 1999, $0.04 basic income per share, $0.01 on a diluted basis.


Results of Operations - Nine months ended March 31, 2000 compared with Nine months ended March 31, 1999.

         Net sales for the nine months ended March 31, 2000 increased by 14.4% to $9,063,130 from net sales of $7,924,523 for the nine months ended March 31, 1999. Sales increased due to increased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by a decrease in sales of the Company's prescription products. OTC sales increased by approximately $3,438,000 from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. Prescription sales decreased by approximately $2,300,000 from the nine months ended March 31, 1999 to the nine months ended March 31, 2000.

         Cost of sales increased by 20.8%, to $6,219,297 for the nine months ended March 31, 2000 from $5,147,183 for the nine months ended March 31, 1999. The cost of sales increase is due to the increase in unit sales from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. Due to changes in the product sales mix and competitive pricing erosion, the increase in cost of sales from the nine months ended March 31, 1999 to the nine months ended March 31, 2000 was higher than the increase in sales from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. Gross profit margins for the nine months ended March 31, 2000 and the nine months ended March 31, 1999 were 31.4% and 35.0%, respectively. The decrease in the gross profit percentage is due to changes in the product sales mix.

         Selling, general and administrative expenses increased by 20.1% to $1,033,706 for the nine months ended March 31, 2000 from $860,802 for the nine months ended March 31, 1999. This increase is due mainly to increased sales commissions and professional fees expenses.

         As a result of the foregoing, the Company reported an operating profit of $1,405,867 for the nine months ended March 31, 2000, as compared to an operating profit of $1,415,463 for the nine months ended March 31, 1999.

         The Company's interest expense increased to $644,574 for the nine months ended March 31, 2000 from $605,387 for the nine months ended March 31, 1999, primarily due to interest related to the Company's revenue bond debt. This increase was offset by interest income of $88,232 relating to the Company's bond sinking fund. See Liquidity and Capital Resources below.

         The Company reported net income of $1,037,777 for the nine months ended March 31, 2000, $0.08 basic income per share, $0.08 on a diluted basis, compared to net income of $762,960 for the nine months ended March 31, 1999, $0.15 basic income per share, $0.05 on a diluted basis.

Liquidity and Capital Resources -

         Net cash provided by operating activities of $1,562,800 during the nine months ended March 31, 2000 was attributable to net income of $1,037,777 as adjusted for the effects of non-cash items of $301,325 and changes in operating assets and liabilities totaling $223,698.

         The Company expended $384,230 for property, plant and equipment during the nine months ended March 31, 2000. As of March 31, 2000, approximately $2,510,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a financing facility made available to it by William Farber, a principal shareholder and Chairman of the Board of Directors which consists of a $4,250,000 revolving line of credit ("Shareholder Line of Credit"). The principal balance on the Shareholder Line of Credit was extended to October 1, 2001. At March 31,

2000, interest accrued to date was paid in full. At March 31, 2000, the Company had $4,225,000 outstanding and $25,000 available under the Shareholder Line of Credit.

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

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At March 31, 2000, the Company had $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2000, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At March 31, 2000, the Company had $1,769,373 outstanding on the bonds, of which $678,333 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At March 31, 2000, no portion of the letter of credit has been utilized.


         The Company has a $2,000,000 line of credit from a bank. The line of credit is due October 31, 2000, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At March 31, 2000, the Company had $825,227 outstanding and $1,174,773 available under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of March 31, 2000, are sufficient to finance its level of operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.

                  Prospects for the Future

         As of March 31, 2000 ten additional products are under development. Three of these products are being developed and manufactured for another company, while the other seven products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Three additional products represent previously approved Abbreviated New Drug Applications ("ANDA") that the Company is planning to reintroduce. The remaining three items represent new products which the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate with certainty when it will commence producing and shipping additional products.



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

    (b) The Company did not file any reports on Form 8-K during Third Quarter Fiscal 2000.


                                  SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          LANNETT COMPANY, INC.



Dated: May 9, 2000                    By:   / s / Larry Dalesandro
                                                  ----------------
                                                  Larry Dalesandro
                                                  Chief Operating Officer



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

10(g)        Amendment #6 to Loan Agreement     Incorporated by reference to Exhibit 10(g) to the
             dated November 1, 1996             Annual Report on Form 10-KSB f/y/e June 30, 1997
                                                ("1997 Form 10-KSB")

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
                                                1999 ("1999 Form 10-KSB")

Exhibit
Number       Description                        Method of Filing                                   Page
-------      -----------                        ----------------                                   ----
10(k)        Amendment #10 to Loan Agreement    Incorporated by reference to Exhibit 10(k) to      -
             dated December 31, 1999            the Quarterly Report on Form 10-QSB for the
                                                period ended December 31, 1999

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

10(s)        Amendment to Security              Incorporated by reference to Exhibit 10(l) to the  -
             Agreement between the              Annual Report on Form 10-KSB f/y/e June 30, 1995
             Company and Meridian               ("1995 Form 10-K")
             Bank dated as of July 31, 1995

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

10(al)       Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
             17, 1997                           the Annual Report on 1998 Form 10-KSB

10(am)       Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
             17, 1997                           the Annual Report on 1998 Form 10-KSB

10(an)       Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
             11, 1997                           the Annual Report on 1998 Form 10-KSB

10(ao)       Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
             1997                               the Annual Report on 1998 Form 10-KSB

11           Computation of Per Share Earnings  Filed Herewith                                     20-21

22           Subsidiaries of the Company        Incorporated by reference to the Annual Report
                                                on Form 10-K f/y/e June 30, 1990

23(b)        Consent of Deloitte & Touche       Incorporated by reference to Exhibit 23(B) to
                                                the Annual Report on 1999 Form 10-KSB

27           Financial Data Schedule            Filed Herewith                                     22


