Form 10QSB/A
period 2000-03-31
LANNETT CO INC
filed 2000-05-12
CIK 57725

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

    (b) The Company filed one report on Form 8-K during the Quarter ended March 31, 2000. On January 4, 2000, the Company filed Form 8-K that William Farber, the President, Chief Executive Officer, and Chairman of the Board of Lannett Company, Inc., exercised his right to convert a convertible debenture dated December 22, 1991. The convertible debenture relates to a term loan dated August 30, 1991. The principal balance on the loan was $2,000,000 and the conversion rate of the loan was four (4) shares of common stock for every $1.00 of indebtedness. The interest on the loan was paid to date; therefore, the transaction converted the $2,000,000 of indebtedness to 8,000,000 shares of Lannett Company, Inc. common stock. The purpose of this transaction was to convert $2,000,000 of loan debt to equity in Lannett Company, Inc. As of the date of this conversion transaction, Mr. Farber beneficially owns 9,174,986 shares of common stock, which constitutes 69.5% of the common stock outstanding (based upon 13,205,220 shares of common stock outstanding as of December 22, 1999). Although William Farber had effective ownership control of Lannett Company, Inc. prior to this conversion transaction, this transaction gave him official majority ownership control.


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


