Form 10KSB
period 2000-06-30
LANNETT CO INC
filed 2000-09-28
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM                 TO
                                            -------------     -------------

                           Commission File No. 0-9036

                              LANNETT COMPANY, INC.
                  (Name of small business issuer in its charter)


STATE OF DELAWARE                                                   23-0787-699
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
                                    Yes X   No
                                       ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The issuer had net sales of $11,553,457 for the fiscal year ended June 30, 2000.

         As of September 1, 2000, the aggregate market value of the voting stock held by non-affiliates was approximately $8,319,860 computed by reference to the average of the bid and asked prices of such stock as quoted by the National Quotations Bureau, Inc.

         As of September 1, 2000, there were 13,206,128 shares of the issuer's common stock, $.001 par value, outstanding.
                                                              Page 1 of 41 pages
                                                        Exhibit Index on Page 35

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


         The use of the Company's manufacturing capacity remained consistent as compared to the prior year. Certain manufacturing departments are operating at full utilization (utilizing one shift) and certain departments are operating on a limited second shift. The hiring of additional personnel will allow for increased efficiency and utilization of equipment and should be sufficient to accommodate increased production needs during Fiscal 2001. On December 19, 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility. This new facility houses research and development, and warehousing operations. See Item 2, "Description of Property."


         PRINCIPAL PRODUCTS.

During Fiscal 2000, the Company manufactured and distributed seven products: (i) Butalbital Compound Capsules ("BCC"), a generic version of Novartis Pharmaceutical Corporation's Fiorinal(R); an analgesic primarily used for the treatment of migraine headaches, (ii) Primidone, a generic version of American Home Product's Mysoline(R), an anti-convulsant, (iii) Dicyclomine Hydrochloride USP, 10-mg capsules, and (iv) 20-mg tablets, generic versions of Hoechst Marion Roussel's Bentyl(R), an antispasmodic and anticholinergic agent, (v) Acetazolamide Tablets USP, a generic version of Wyeth-Ayerst's Diamox(R), an enzyme inhibitor used to treat congestive heart failure, and other conditions,
(vi) Pseudoephedrine Hydrochloride 60-mg tablets and (vii) Guafenesin/Ephedrine 25/200-mg tablets, both cough/cold preparations.

         Fourteen additional products are currently under development. Three of these products are being developed and manufactured for another company; and the other eleven products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Four additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. The other six Lannett products represent new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

         RAW MATERIALS.

         The raw materials used by the Company in the manufacture of pharmaceutical products consist of pharmaceutical chemicals in various forms. FDA approval is required in connection with the process of selecting active ingredient suppliers. Three suppliers, BI Chemicals Inc., Ganes Chemicals, and Test-Pak accounted for approximately 41%, 15%, and 12%, respectively of the Company's raw material purchases in Fiscal 2000. Four suppliers, BI Chemicals Inc., Ganes Chemicals, Penn Bottle and Supply Co. and Flavine International accounted for approximately 27%, 23%, 15% and 11%, respectively of the Company's raw material purchases in Fiscal 1999. The raw materials purchased from these suppliers are available from a number of vendors.

         DISTRIBUTION.

         The Company sells its pharmaceutical products primarily to wholesalers, distributors, warehousing chains, retail chains and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. Two customers accounted for approximately 42% and 11%, respectively, of net sales in Fiscal 2000. The same two customers accounted for approximately 39% and 19%, respectively, of net sales in Fiscal 1999. As the Company introduces additional products, it expects to broaden its customer base.



         COMPETITION.

         The manufacture and distribution of pharmaceutical products is a highly competitive industry. Competition in the pharmaceutical industry is primarily based on quality, price and service. The Company intends to compete primarily on this basis, as well as flexibility, availability of inventory, and by the fact that the Company's products are only available from limited competitors. The Company's efforts of continual modernization of its facilities, hiring of experienced staff, implementation of inventory and quality control programs have improved the Company's competitive position.


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

         FDA approval is required before any "new" prescription drug can be marketed. The approval procedures are generally quite burdensome. A new drug is one not generally recognized by qualified experts as safe and effective for its intended use. Generally, a drug, which is the generic equivalent of a previously approved prescription drug, will be treated as a new generic drug requiring FDA approval. Furthermore, each dosage form of a specific generic drug product requires separate approval by the FDA. However, less burdensome approval procedures may be used for generic equivalents. Although generic equivalents of many over-the-counter drugs generally do not require affirmative FDA pre-approval, there are instances where FDA pre-approval is required. There are currently three ways to obtain FDA approval of a new drug.

         New Drug Applications ("NDA"). Unless one of the two procedures discussed in the following paragraphs is available, a manufacturer must conduct and submit to the FDA complete clinical studies to establish a drug's safety and efficacy.

         Abbreviated New Drug Applications ("ANDA"). An ANDA is similar to an NDA, except that the FDA waives the requirement of complete clinical studies of safety and efficacy, although it may require bioavailability and bioequivalence studies. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares one drug product with another, and when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved equivalent drug. Under the Drug Price Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug, regardless of when such other drug was approved. The Drug Price Act, in addition to establishing a new ANDA procedure, created statutory protections for approved brand name drugs. Under the Drug Price Act, an ANDA for a generic drug may not be made effective until all relevant products and use patents for the equivalent brand name drug have expired or have been determined to be invalid. Prior to enactment of the Drug Price Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Drug Price Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDA's for generic drugs cannot become effective or, under certain circumstances, cannot be filed if the equivalent brand name drug was approved after December 31, 1981.


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

         The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and, to the extent that its business operations entail the generation, storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants, the Company may be subject to various federal, state and local environmental protection laws and regulations. The Company monitors its compliance with all environmental laws. Any compliance costs, which may be incurred, are contingent upon the results of future site monitoring and will be charged against operations when incurred. The Company incurred no monitoring costs during the years ended June 30, 2000 and 1999.



         RESEARCH AND DEVELOPMENT.

         During Fiscal 2000 and Fiscal 1999, the Company incurred research and development costs of approximately $731,000 and $915,000, respectively.

         EMPLOYEES.

         The Company currently employs 84 employees, all of whom are full-time.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's general business offices, laboratory and manufacturing and distribution facilities are located in a facility owned by the Company at 9000 State Road, Philadelphia, Pennsylvania. This facility was extensively renovated during Fiscal 1993 and Fiscal 1992 and is approximately 31,000 square feet, located on four and one half (4-1/2) acres. The Company had increased its warehousing activities beyond the capacity of its current facility. As a result, on December 19, 1997, it entered into a three-year and three-month lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. The leased facility is located approximately 1.5 miles from its main operating facility. This new leased facility houses research and development, and warehousing operations. The lease contains an option for the Company to renew its tenancy on a monthly basis. As the lease-term nears expiration, the Company expects to renew the lease for a period of time.

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


         Employee Claim. A claim of retaliatory discrimination has been filed by a former employee with the Pennsylvania Human Relations Commission ("PHRC"), and the Equal Employment Opportunity Commission ("EEOC"). The Company has denied liability in this matter. The PHRC has made an initial determination that the complaint against the Company should be dismissed because the facts do not establish probable cause of the allegations of discrimination. Management believes that the outcome of this claim will not have a material adverse impact on the financial position of the Company.

         A claim of sexual harassment and retaliation also has been filed against the Company by another former employee. The claim was cross-filed with the PHRC and with the Equal Employment Opportunity Commission, which already has closed its file on the charge. The Company has filed an answer with the PHRC denying the charge, and the PHRC is investigating the claim pursuant to its normal procedures. Management believes that the outcome of this claim also will not have a material adverse impact on the financial position of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of the Company's security holders during the quarter ended June 30, 2000 and since the annual meeting of shareholders held February 23, 2000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION.

         The Company's common stock trades in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by Pink Sheets LLC. The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock during Fiscal 2000 and 1999 as quoted by Pink Sheets LLC. Such quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.



-------------------------------------------------------------------------------------------------------
                         FISCAL YEAR ENDED JUNE 30, 2000
-------------------------------------------------------------------------------------------------------
                                                                           HIGH                   LOW
                                                                           ----                   ---
First quarter........................................................
                                                                           $1.25                 $0.81
Second quarter.......................................................
                                                                           $1.22                 $0.63
Third quarter........................................................
                                                                           $1.22                 $0.75
Fourth quarter.......................................................
                                                                           $1.06                 $0.63

                         FISCAL YEAR ENDED JUNE 30, 1999
                                                                           HIGH                   LOW
                                                                           ----                   ---
First quarter........................................................      $2.50                 $1.31

Second quarter.......................................................       1.88                  1.13

Third quarter........................................................       1.31                  1.00

Fourth quarter.......................................................       1.44                  1.00

         HOLDERS.

         The number of holders of record of the Company's common stock as of September 1, 2000 is 493.

         DIVIDENDS.

         The Company did not pay any cash dividends in Fiscal 2000 or 1999. The Company intends to use all available funds for the Company's working capital and does not anticipate paying cash dividends in the foreseeable future.

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

         RESULTS OF OPERATIONS - FISCAL 2000 TO FISCAL 1999.

         Net sales for Fiscal 2000 increased by 9.2% to $11,553,457 from net sales of $10,580,568 in Fiscal 1999. Sales increased during Fiscal 2000 due to increased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by a decrease in sales of the Company's prescription products. OTC sales increased by $4.1 million from Fiscal 1999 to Fiscal 2000. Sales of prescription products decreased by approximately $3.1 million from Fiscal 1999 to Fiscal 2000. Net sales derived from the contract development and manufacturing agreement represents approximately $42,000 and $168,000 for Fiscal 2000 and Fiscal 1999, respectively. As the Company introduces additional products, it expects to increase prescription product sales.

         Cost of sales increased by 19.2%, to $7,890,972 in Fiscal 2000 from $6,619,837 in Fiscal 1999. The cost of sales increase is due to an increase in variable costs, and lower absorption of fixed overhead. As a result of the increase in sales from Fiscal 1999 to Fiscal 2000, the variable costs of goods sold, such as raw material costs, increased proportionately. In addition, the Company had a lower level of capitalization, or absorption of fixed overhead costs into inventory as it streamlined its work-in-process and finished goods carrying levels. Gross profit margins for Fiscal 2000 and Fiscal 1999 were 32% and 37%, respectively. The decrease in the gross profit percentage is primarily due to lower capitalization of fixed overhead costs, and the product sales mix.

         Research and development expenses decreased by 20.1% to $730,654 in Fiscal 2000 from $914,654 in Fiscal 1999 due to a reduction in employees. Selling, general and administrative expenses increased by 11.6% to $1,356,806 in Fiscal 2000 from $1,216,170 in Fiscal 1999 due to an increase in sales commission expense.

         As a result of the foregoing, the Company reported an operating profit of $1,575,025 for Fiscal 2000, as compared to an operating profit of $1,829,907 for Fiscal 1999.

         The Company's interest expense decreased to $823,310 in Fiscal 2000 from $911,579 in Fiscal 1999 due to the conversion of a $2,000,000 principal note debenture into 8,000,000 shares of the Company's common stock in December 1999 by the majority shareholder and Chairman of the Board. See Liquidity and Capital Resources below.

         During Fiscal 2000 and Fiscal 1999 the Company recorded net income tax benefits of $465,330 and $368,100, respectively.

         The Company reported net income of $1,350,097 for Fiscal 2000, $0.15 basic income per share, $0.15 on a diluted basis, compared to net income of $1,308,138 for Fiscal 1999, $0.25 basic income per share, $0.10 on a diluted basis.


LIQUIDITY AND CAPITAL RESOURCES -

         Net cash provided from operating activities of $1,404,942 during Fiscal 2000 was attributable to net income of $1,350,097 as adjusted for the effects of non-cash items of $151,105 and changes in operating assets and liabilities totaling ($96,260). Significant changes in operating assets and liabilities are comprised of: i) a decrease in accounts receivable of $555,085 due to better collection terms in Fiscal 2000, ii) an increase in inventories of $325,798 due to increases in raw materials and finished goods in anticipation of increased sales levels in Fiscal 2001, and iii) an increase in prepaid expenses and other assets of $429,443 due primarily to the Company's capitalization of fees associated with a lawsuit that the Company has settled subsequent to June 30, 2000. The Company has obtained the right to receive income sufficient to match these associated fees in the fiscal year ending June 30, 2001.

         The net cash used in investing activities consisted of $772,248 expended during Fiscal 2000 primarily for machinery and equipment. The Company has budgeted for $1,500,000 in capital expenditures in Fiscal 2001. The anticipated additional capital expenditure requirements will support the Company growth from new product introductions. As of June 30, 2000, approximately $2,026,000 from the proceeds of the two bonds issued during Fiscal 1999, which are described below, was available in financing restricted for certain future capital expenditures.

         The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At June 30, 2000, the Company has $4,225,000 outstanding and $25,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to October 1, 2001. Accrued interest at June 30, 2000, and June 30, 1999 was $22,977 and $0, respectively.

         The Company also had a convertible debenture made available to it by William Farber. The maturity date of the shareholder debenture was December 23, 1999. On December 22, 1999, William Farber elected to convert the debenture into shares of common stock of the Company. The shareholder debenture and accrued interest was convertible at the rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness. The principal balance on the debenture at the time of conversion was $2,000,000, and the interest on the debenture was paid to date; therefore the transaction converted the $2,000,000 of indebtedness to 8,000,000 shares of the Company's common stock.


         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Trust Indenture requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At June 30, 2000, the Company has $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2000, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in June 1999 and continuing through May 2003, the year the bonds mature. At June 30, 2000, the Company has $1,597,846 outstanding on the bonds, of which $692,496 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $1,690,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At June 30, 2000, no portion of the letter of credit has been utilized.

         The Company has a $2,000,000 line of credit from a bank. The line of credit is due October 31, 2000, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At June 30, 2000, the Company had $1,058,524 outstanding under the line of credit, including $112,124 of commercial drafts outstanding not yet presented for payment to the bank. At June 30, 2000, the Company had $941,476 available under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of June 30, 2000, are sufficient to finance its level of operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.




                  PROSPECTS FOR THE FUTURE

         As described above, fourteen additional products are currently under development. Three of these products are being developed and manufactured for another company; and the other eleven products are being developed as part of the Lannett product line. One of the Lannett products has been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Four additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. The other six Lannett products represent new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products.


ITEM 7.           FINANCIAL STATEMENTS

         The Consolidated Financial Statements for the years ended June 30, 2000 and 1999 and Independent Auditor Report filed as a part of this Form 10-KSB are listed in the "Index to Financial Statements" filed herewith.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         On December 10, 1999, the Company's independent accountants who previously audited the Company's financial statements for the fiscal years ended June 30, 1999 and 1998, Deloitte & Touche LLP, were notified that the Company had elected not to utilize their services in connection with the audit of the Company's 2000 financial statements. Deloitte & Touche LLP's reports on the Company's financial statements for the fiscal years ended June 30, 1999 and June 30, 1998 did not contain an adverse opinion or a disclaimer of opinion: nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years ended June 30, 1999 and June 30, 1998 and the interim period preceding December 10, 1999, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report. The Company did not experience any of the events listed in Item 304 of regulation S-B as defined as "reportable events" within the Company's two most recent fiscal years ended June 30, 1999 and June 30, 1998 and the interim period preceding December 10, 1999. The Form 8-K was filed on December 10, 1999.

         On December 17, 1999 the Company filed on Form 8-K notification of the engagement of Grant Thornton LLP as the Company's new independent accountant to audit the Company's financial statements as of June 30, 2000 and for the year then ended.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS AND EXECUTIVE OFFICERS.

     The directors and executive officers of the Company are set forth below:


==============================================================================================
                                      Age                          Position
                                      ---                          --------
----------------------------------------------------------------------------------------------
Directors:
---------
William Farber                         69                  Chairman of the Board

David Farber(1)                        41                         Director

Marvin Novick                          69                         Director

Arthur P. Bedrosian                    53                         Director


Other Executive Officers:
------------------------
Larry Dalesandro                       28                 Chief Operating Officer

Alan Saidel                            41       Vice President - Operations & Manufacturing

Eugene Livshits                        48            Vice President - Technical Affairs

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

         DAVID FARBER was elected a Director of the Company in August 1991. In November 1994, Mr. Farber sold Vital Foods, Inc. and formed the TVO Inc., where he is serving in the capacity of president. Up until 1990, Mr. Farber had been the President and owner of Vital Foods, Inc., an eight-store chain of health food stores in the Detroit, Michigan area. Prior to that, Mr. Farber was employed by Michigan Pharmacal Corporation for 13 years, the most recent six years as Executive Vice President and prior to that, as Production Manager. David Farber is the son of William Farber.

         MARVIN NOVICK was elected a Director of the Company in February 2000. Mr. Novick has been an advisor, consultant and financial planner for multiple companies in the past thirty-five years. He is currently President of R&M Resources, Inc., an investment company. Previously, he has held the positions of Vice Chairman of Dura Corporation, a major automotive supplier, Partner of international accounting firm J.K. Lasser & Co., and Touche Ross & Co., Chief Financial Officer and Director of Meadowbrook Insurance Group, and Senior Vice President of Michigan Blue Shield, a major healthcare organization. Mr. Novick holds Bachelor's and Master's Degrees from two prominent universities, and is a member of the American Institute of Certified Public Accountants.

         ARTHUR P. BEDROSIAN, J.D. was elected a Director of the Company in February 2000. Mr. Bedrosian has operated generic drug manufacturing, sales, and marketing businesses in the healthcare industry for many years. He currently operates Pharmaceutical Ventures. Ltd, a healthcare consultancy and Interal Corporation, a computer consultancy to Fortune 100 companies. Mr. Bedrosian holds a Bachelor of Arts Degree in Political Science from Queens College of the City University of New York and a Juris Doctorate from Newport University in California. Currently, Mr. Bedrosian is President and Chief Executive Officer of Trinity Laboratories, Inc., a medical device and drug manufacturer.

         LARRY DALESANDRO was elected Chief Operating Officer of the Company in November 1999. Mr. Dalesandro joined Lannett Company in January 1999 to manage the Company's financial operations. Previously, he was the Chief Financial Officer of Criterion Communications, Inc., a technology and new media services firm, Controller of Crown Contractors, Inc., a contract construction company, and Senior Auditor for Grant Thornton LLP, an international professional services firm. Mr. Dalesandro graduated Magna Cum Laude with a Bachelor's of Science Degree in Accountancy from Villanova University, and is a Certified Public Accountant.

         ALAN SAIDEL was elected Vice President Operations & Manufacturing in July 1998. Mr. Saidel joined the Company in February 1996 as Director of Operations & Manufacturing. Mr. Saidel has 18 years of experience in the pharmaceutical industry. Mr. Saidel has previously been employed at Barr Laboratories Inc., Mutual Pharmaceuticals Inc. and Pal-Pak Inc, where he held the position of Director of Operations.

         EUGENE LIVSHITS was elected Vice President Technical Affairs in November 1999. Dr. Livshits joined the Company in February 1997 as Director of Analytical Services. Dr. Livshits has 25 years of experience in Analytical Services and Technical Affairs in the pharmaceutical industry. Dr. Livshits has previously been employed at Mutual Pharmaceutical Inc., PharmaKinetics Labs, Pal-Pak Inc., Glenwood-Palisades Inc., where he held management and Director positions in Analytical Services. Dr. Livshits holds a Ph.D. from Moscow University.


         To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer during the past five years.

ITEM 10.          EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation paid to or earned by the executive officers of the Company for Fiscal 2000, Fiscal 1999 and Fiscal 1998. There are no other executive officers whose total salary and bonus for services rendered to the Company or any subsidiary exceeded $100,000 during Fiscal 2000.

===============================================================================================================================

                                                                                Long Term Compensation
                                                                          -----------------------------------
                          Annual Compensation                                     Awards            Payouts
-------------------------------------------------------------------------------------------------------------

       (a)          (b)      (c)           (d)            (e)                 (f)          (g)        (h)           (i)
Name and                                                                   Restricted                 LTIP        All Other
Principal         Fiscal                               Other Annual           Stock      Options/S   Payouts     Compensation
Position           Year     Salary         Bonus       Compensation          Award(s)       ARs       Amount        Amount
--------           ----     ------         -----       ------------          --------       ---       ------        ------


William Farber    2000         0            0               0                  0            0            0            0

Chairman of
the Board         1999         0            0               0                  0            0            0            0

                  1998         0            0               0                  0            0            0            0

Larry             2000    78,951        5,000           3,600(1)               0       10,000(7)         0            0
Dalesandro(5)
                  1999         0            0               0                  0            0            0            0

Chief
Operating         1998         0            0               0                  0            0            0            0
Officer

Eugene            2000    96,043(3)     2,000           2,631(1)               0       12,000(7)         0            0
Livshits(5)

                  1999         0            0               0                  0            0            0            0


Vice
President/Tech    1998         0            0               0                  0            0            0            0
nical Affairs

Vlad Mikijanic    2000    45,454                                               0            0            0            0
Vice President/
Technical
Affairs(2)

                  1999   121,528(3)     2,000           7,200(1)               0            0            0            0


                  1998   113,980(3)     1,500           7,200(1)               0            0            0            0

===============================================================================================================================

Jeffrey M.        2000    74,338(3)                     3,000(1)               0            0            0            0
Moshal

Chief Operating
Officer(2)

                  1999   122,768(3)     2,000           7,200(1)               0      100,000(4)         0            0


                  1998   108,150(3)     1,500           7,200(1)               0      100,000(4)         0            0

===============================================================================================================================

Alan Saidel(5)    2000   125,458(3)     2,500           7,200(1)               0       50,000(4)         0       13,000(6)

Vice President/   1999   113,526(3)     2,000           7,200(1)               0       50,000(4)                 13,000(6)
Manufacturing
& Operations      1998   105,175(3)     1,500           7,200(1)               0       50,000(4)                 13,000(6)




     (1)  Represents auto allowance.

     (2) Mr. Mikijanic's employment with the Company was terminated on May 14, 1999. His salary for fiscal year 2000 represents severance pay. Mr. Moshal's employment with the Company was terminated on November 23, 1999.

     (3) Includes payments to the Company's 401(k) Plan (3% of eligible compensation).

     (4) The options represent 100,000 and 50,000 incentive stock options which were granted to Mr. Moshal and Mr. Saidel, respectively on October 13, 1997 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after October 13, 1998, one-third on or after October 13, 1999 and one-third on or after October 13, 2000. Mr. Moshal forfeited his options as a result of his termination from the Company. The forefeiture was effective on February 23, 2000. At June 30, 2000, the aggregate market value of these restricted stock holdings is $201,563 (computed by reference to the average closing bid and ask prices of such stock as quoted by Pink Sheets LLC).


     (5) Mr. Dalesandro was elected as an officer of the Company on November 1, 1999. Mr. Livshits was elected as an officer of the Company on November 1, 1999. Mr. Saidel was elected as an officer of the Company on July 13, 1998.

     (6)  Represents compensation for living expenses.

     (7) The options represent 10,000 and 12,000 incentive stock options which were granted to Mr. Dalesandro and Mr. Livshits, respectively on November 1, 1999 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after November 1, 2000, one-third on or after November 1, 2001 and one-third on or after November 1, 2002. At June 30, 2000, the aggregate market value of these restricted stock holdings is $201,563 (computed by reference to the average closing bid and ask prices of such stock as quoted by Pink Sheets LLC).

         OPTION EXERCISES AND YEAR END OPTION VALUES

===============================================================================================================================

           (a)                    (b)                (c)                   (d)                         (e)
                                                                                                    VALUE OF
                                                                                                   UNEXERCISED
                                                                    NUMBER OF SECURITIES          IN-THE-MONEY
                                SHARES                            UNDERLYING UNEXERCISED           OPTIONS AT
                               ACQUIRED                             OPTIONS AT FY-END                FY-END
                                  ON                VALUE             EXERCISABLE/                EXERCISABLE/
        NAME                   EXERCISE           REALIZED            UNEXERCISABLE              UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------

===============================================================================================================================


Larry Dalesandro                     -                 -               0(2)/                         -
Chief Operating Officer                                           10,000(2)                          -


===============================================================================================================================



Eugene Livshits
Vice President-of                    -                 -               0(2)/                         -
Technical Affairs                                                 12,000(2)                          -

===============================================================================================================================

Alan Saidel                          -                 -          16,667(1)                          -
Vice President-of                                                 33,333(1)                          -
Manufacturing and
Operations

===============================================================================================================================




         (1)
         The options represent 50,000 incentive stock options which were granted to Mr. Saidel on October 13, 1997 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after October 13, 1998, one-third on or after October 13, 1999 and one-third on or after October 13, 2000.

         (2)
         The options represents an aggregate of 10,000 and 12,000 incentive stock options which were granted to Mr. Dalesandro and Mr. Livshits, respectively on November 1, 1999 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after November 1, 2000, one-third on or after November 1, 2001 and one-third on or after November 1, 2002.

         COMPENSATION OF DIRECTORS.

         Directors received compensation of $300 per meeting attended, for services provided as directors of the Company during Fiscal 2000. Directors are reimbursed for expenses incurred in attending Board meetings.


EMPLOYMENT CONTRACTS.

                  There were no employment contracts in existence at the end of Fiscal 2000.


ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT

         The following table sets forth, as of September 1, 1999, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:



===============================================================================================================================

                                                         Excluding Options               Including Options
                                                          and Debentures                  and Debentures
                                                          --------------                  --------------

Name and Address of                                    Number         Percent          Number            Percent of
Beneficial Owner                      Office          of Shares       of Class        of Shares            Class --
----------------                      ------          ---------       --------        ---------            -----

Directors/Executive Officers:
----------------------------

Arthur Bedrosian                     Director              168,400(1)        1.28%            168,400(1)        1.26%
9000 State Road
Philadelphia, PA 19136

Larry Dalesandro                      Chief                      0              0               3,333(4)         .02%
9000 State Road                      Operating
Philadelphia, PA 19136                Officer

David Farber(2)                      Director               71,872(3)         .54%             71,872(3)         .54%
9000 State Road
Philadelphia, PA 19136

William Farber(2)                   Chairman of          9,049,986          68.53%          9,049,986          67.82%
9000 State Road                      the Board
Philadelphia, PA 19136
---------------------------------------

===============================================================================================================================

                                                              Excluding Options                 Including Options
                                                                and Debentures                    and Debentures
                                                                --------------                    --------------

Name and Address of                                         Number         Percent             Number        Percent of
Beneficial Owner                      Office               of Shares       of Class           of Shares        Class
----------------                      ------               ---------       --------           ---------        -----
Eugene Livshits                   Vice President                  0             0%              4,000(5)         .03%
9000 State Road                      Technical
Philadelphia, PA 19136                Affairs


Marvin Novick                        Director                60,000(9)        .45%             90,000(6)         .67%
9000 State Road
Philadelphia, PA 19136

Alan Saidel                       Vice President                  0             0%            100,000(7)         .75%
9000 State Road                   Manufacturing
Philadelphia, PA 19136            and Operations


All directors and                                         9,350,258         70.80%          9,487,591          71.10%
executive officers as a group
(5 persons)






Other 5% Shareholders:
---------------------

Samuel Gratz                                                839,896(8)       6.36%            839,896(7)        6.30%
1139 Kerper Street
Philadelphia, PA 19111
===============================================================================================================================


(1)    Includes 9,400 shares owned by the spouse of Mr. Bedrosian.

(2) William Farber is the father of David Farber and the husband of Audrey Farber, the Secretary of the Company.

(3) Includes 4,992 shares held by David Farber's minor child, 10,580 shares held in an individual retirement account and 1,900 shares held by David Farber's wife.

(4) Represents 3,333 options to purchase common stock exercisable within sixty days at an exercise price of $1.13 per share.

(5) Represents 4,000 options to purchase common stock exercisable within sixty days at an exercise price of $1.13 per share.

(6) Includes 30,000 options to purchase common stock exercisable within sixty days at an exercise price of $1.38 per share.

(7) Represents 100,000 options to purchase common stock exercisable within sixty days at an exercise price of $1.38 per share.

(8)    Includes 496 shares which are held by the wife of Samuel Gratz,

(9)    Includes 16,000 shares owned by the spouse of Mr. Novick.

* Assumes that all options and debentures exercisable within sixty days have been exercised, which results in 13,343,461 shares outstanding.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described above, William Farber, the majority shareholder and Chairman of the Board of the Company, had provided the Company with a financing package aggregating $6,250,000, which the Company has used to renovate its manufacturing facility, to acquire new equipment, to retain new management and to provide working capital. The financing package consisted of a $4,250,000 revolving line of credit due October 1, 2001 and a $2,000,000 convertible debenture, which Mr. Farber converted to common shares of the Company on December 22, 1999. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." Mr. Farber is currently the holder of 9,000,000 shares of common stock of the Company, or approximately 70% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


     The Company had sales of approximately $4,856,000 and $4,153,000 during the years ended June 30, 2000 and 1999, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $262,000 during the year ended June 30, 2000. Accounts receivable includes amounts due from the related party of approximately $13,000 and $408,000 at June 30, 2000 and June 30, 1999, respectively. Accrued expenses includes amounts due to the related party of approximately $71,000 and $0 at June 30, 2000 and June 30, 1999, respectively.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

          (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-KSB is shown on the Exhibit Index filed herewith.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LANNETT COMPANY, INC.

Date: September 26, 2000                    By: /s/   William Farber
     -------------------                        ---------------------
                                                     William Farber,
                                                     Chairman of the Board


Date: September 26, 2000                    By: /s/  Larry Dalesandro
     -------------------                        ----------------------
                                                     Chief Operating Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                         Date
---------                                         -----                         ----
/s/ William Farber                          Chairman of the Board               September 26, 2000
--------------------------------------
William Farber

/s/ David Farber                            Director                            September 26, 2000
------------------------------------
 David Farber

/s/ Marvin Novick                           Director                            September 26, 2000
-------------------------------------
Marvin Novick

/s/ Arthur Bedrosian                        Director                            September 26, 2000
------------------------------------
Arthur Bedrosian

               Report of Independent Certified Public Accountants

Shareholders and Board of Directors
Lannett Company, Inc. and Subsidiary

         We have audited the accompanying consolidated balance sheet of Lannett Company, Inc. and Subsidiary as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity/(deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing principles generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lannett Company, Inc. and Subsidiary as of June 30, 2000, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP
Philadelphia, Pennsylvania
August 31, 2000

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Lannett Company, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of Lannett
Company, Inc. and subsidiary (the "Company") as of June 30, 1999, and the related consolidated statements of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
Philadelphia, Pennsylvania


September 24, 1999

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-79258 of Lannett Company, Inc. and subsidiary on Form S-8 of our report dated September 24, 1999 relating to the consolidated financial statements of Lannett Company, Inc. and subsidiary for the year ended June 30, 1999, appearing in this Annual Report on Form 10-KSB of Lannett Company, Inc. and subsidiary for the year ended June 30, 2000.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
September 25, 2000

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                                                  2000                1999

CURRENT ASSETS:
  Cash                                                                                            $         --         $    117,004

  Trade accounts receivable (net of allowance of $63,000 and $165,000)                               1,047,518            1,602,603
  Inventories                                                                                        2,950,176            2,624,378
  Prepaid expenses and other assets                                                                    495,961               68,736
  Deferred Tax Asset                                                                                    46,137                   --
                                                                                                  ------------         ------------
           Total current assets                                                                      4,539,792            4,412,721

PROPERTY, PLANT AND EQUIPMENT                                                                        7,652,539            6,880,291
  Less accumulated depreciation                                                                      2,698,355            2,063,543
                                                                                                  ------------         ------------
                                                                                                     4,954,184            4,816,748

RESTRICTED CASH                                                                                      2,026,445            2,584,321
OTHER ASSETS                                                                                           266,947              308,542
DEFERRED TAX ASSET                                                                                   1,026,599              545,216
                                                                                                  ------------         ------------

TOTAL ASSETS                                                                                      $ 12,813,967         $ 12,667,548
                                                                                                  ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
  Line of credit                                                                                  $  1,058,524         $         --
  Accounts payable                                                                                     747,200              797,018
  Deferred interest payable - shareholder (including convertible
   deferred interest payable of $0 and $385,659)                                                            --              385,659
  Accrued expenses                                                                                     494,499              340,785
  Convertible note payable - shareholder                                                                    --            2,000,000
  Current portion of long-term debt                                                                    692,496              658,368
                                                                                                  ------------         ------------
           Total current liabilities                                                                 2,992,719            4,181,830

LONG-TERM DEBT, LESS CURRENT PORTION                                                                 4,605,350            5,297,917
LINE OF CREDIT                                                                                              --            1,322,000
LINE OF CREDIT AND DEFERRED INTEREST - SHAREHOLDER                                                   4,225,000            4,225,000


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY/(DEFICIENCY):
  Common stock - authorized 50,000,000 shares, par value $0.001; issued and
     outstanding, 13,206,128 shares and 5,206,128 shares                                                13,206                5,206
  Additional paid-in capital                                                                         2,312,575              320,575
  Accumulated deficit                                                                               (1,334,883)          (2,684,980)
                                                                                                  ------------         ------------
           Total shareholders' equity/(deficiency)                                                     990,898           (2,359,199)
                                                                                                  ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)                                           $ 12,813,967         $ 12,667,548
                                                                                                  ============         ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                2000                        1999

NET SALES                                                                                  $ 11,553,457                $ 10,580,568

COST OF SALES                                                                                 7,890,972                   6,619,837
                                                                                           ------------                ------------

           Gross profit                                                                       3,662,485                   3,960,731

RESEARCH AND DEVELOPMENT EXPENSES                                                               730,654                     914,654
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                                    1,356,806                   1,216,170
                                                                                           ------------                ------------

           Operating profit                                                                   1,575,025                   1,829,907
                                                                                           ------------                ------------

OTHER INCOME/(EXPENSE):
  Interest income                                                                               133,052                      21,710
  Interest expense, including $488,632 and
   $560,193 to shareholder                                                                     (823,310)                   (911,579)
                                                                                           ------------                ------------


                                                                                               (690,258)                   (889,869)
                                                                                           ------------                ------------

INCOME BEFORE INCOME TAX BENEFIT                                                                884,767                     940,038

INCOME TAX BENEFIT                                                                              465,330                     368,100
                                                                                           ------------                ------------

NET INCOME                                                                                 $  1,350,097                $  1,308,138
                                                                                           ============                ============

Basic earnings per common share                                                            $       0.15                $       0.25
                                                                                           ============                ============

Diluted earnings per common share                                                          $       0.15                $       0.10
                                                                                           ============                ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY/(DEFICIENCY)
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                    COMMON STOCK
                                            ----------------------------      ADDITIONAL
                                               SHARES                          PAID-IN          ACCUMULATED         SHAREHOLDERS'
                                               ISSUED          AMOUNT          CAPITAL            DEFICIT        EQUITY/(DEFICIENCY)
                                            -----------     ------------     ------------      ------------      ------------------
BALANCE, JULY 1, 1998                         5,206,128        $ 5,206        $  320,575        $(3,993,118)        $(3,667,337)


  Net income
                                                                                                  1,308,138           1,308,138
                                                                                                -----------         -----------

BALANCE, JUNE 30, 1999                        5,206,128          5,206           320,575         (2,684,980)         (2,359,199)

  Conversion of Shareholder                   8,000,000          8,000         1,992,000                              2,000,000
  Debenture

  Net income                                                                                      1,350,097           1,350,097
                                                                                                -----------         -----------

BALANCE, JUNE 30, 2000                       13,206,128        $13,206        $2,312,575        $(1,334,883)        $   990,898
                                             ==========        =======        ==========        ===========         ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                            2000               1999
OPERATING ACTIVITIES:
  Net income                                                                           $   1,350,097      $   1,308,138
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                          678,625            585,603
      Deferred tax benefit                                                                  (527,520)          (395,216)
  Changes in assets and liabilities which provided (used) cash:
      Trade accounts receivable                                                              555,085           (245,472)
      Inventories                                                                           (325,798)          (552,432)
      Prepaid expenses and other assets                                                     (429,443)            82,908
      Accounts payable                                                                       (49,818)           165,769
      Accrued expenses                                                                       153,714            159,844
                                                                                       -------------      -------------

           Net cash provided by operating activities                                       1,404,942          1,109,142
                                                                                       -------------      -------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                (772,248)        (1,068,428)
                                                                                       -------------      -------------

           Net cash used in investing activities                                            (772,248)        (1,068,428)
                                                                                       -------------      -------------

FINANCING ACTIVITIES:
  Net borrowings under line of credit - shareholder                                                -            300,000
  Net (Repayments)/borrowings under line of credit                                          (263,476)            72,000
  Repayments of accrued interest - shareholder                                              (385,659)        (1,190,337)
  Payment of debt issuance costs                                                                   -           (273,277)
  Repayments of debt                                                                        (658,439)        (2,264,470)
  Proceeds from debt, net of restricted cash                                                 557,876          3,415,679
                                                                                       -------------      -------------

           Net cash provided by/(used in) financing activities                              (749,698             59,595
                                                                                       -------------      -------------

NET INCREASE (DECREASE) IN CASH                                                             (117,004)           100,309

CASH, BEGINNING OF YEAR                                                                      117,004             16,695
                                                                                       -------------      -------------

CASH, END OF YEAR                                                                      $           -      $     117,004
                                                                                       =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid                                                                        $   1,227,363      $   2,101,915
                                                                                       =============      =============
  Income taxes paid                                                                    $      11,448      $       7,116
                                                                                       =============      =============

Cash paid for interest during the year ended June 30, 2000 includes $43,343 of capitalized interest costs related to property and plant additions. See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


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

     The Company is engaged in an industry which is subject to considerable government regulation related to the development, manufacturing and marketing of pharmaceutical products. In the normal course of business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the U.S. Food and Drug Administration (FDA) and the Drug Enforcement Agency
     (DEA).

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

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the years ended June 30, 2000 and 1999 was approximately $635,000 and $561,000, respectively.

      DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for the years ended June 30, 2000 and 1999 was approximately $44,000 and $24,000, respectively.

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

      LONG-LIVED ASSETS - SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. No impairment losses were recognized during the years ended June 30, 2000 and 1999.

      EARNINGS PER COMMON SHARE - SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128. A reconciliation of the Company's basic and diluted earnings per share follows:


                                                                      2000                                     1999
                                                       ----------------------------------      -------------------------------------
                                                         NET INCOME           SHARES             NET INCOME              SHARES
                                                         (NUMERATOR)      (DENOMINATOR)          (NUMERATOR)         (DENOMINATOR)
Basic earnings per share factors                         $ 1,350,097         5,206,128           $ 1,308,138            5,206,128
Effect of December 22, 1999 conversion                        86,000         4,186,301                  -                    -
                                                         -----------        ----------           -----------            ---------
Basic earnings per share factors, post conversion          1,436,097         9,392,429             1,308,138            5,206,128
Effect of potentially dilutive option
  plans and debentures:
    Interest on debentures                                      -                 -                  180,000                 -
    Conversion on debentures                                    -                 -                     -               9,542,636
    Employee stock options                                      -                 -                     -                    -
                                                         -----------        ----------           -----------            ---------

    Diluted earnings per share factors                   $ 1,436,097         9,392,429           $ 1,488,138           14,748,764
                                                         ===========        ==========           ===========           ==========

Basic earnings per share                                 $      0.15                             $      0.25
Diluted earnings per share                               $      0.15                             $      0.10



      Options to purchase 136,700 shares, 80,000 shares and 1,550 shares of common stock at $1.125 per share, $1.38 per share and $3.78 per share, respectively, were outstanding at June 30, 2000 and options to purchase 180,000 shares, 5,200 shares and 4,000 shares of common stock at $1.38 per share, $3.78 per share and $4.38 per share, respectively, were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share because to do so would be antidilutive. These securities could potentially be dilutive in the future.

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

      SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment, generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates all products and reports one operating segment.

      CONCENTRATION OF CREDIT RISK -- Two customers accounted for approximately $4,856,000 (42%) and $1,247,000 (11%)respectively of net sales for the fiscal year ended June 30, 2000. One of these customers is a distributor which is a related party (see Note 14.) The same two customers accounted for approximately $4,153,000 (39%) and $1,994,000 (19%) of net sales in the fiscal year ended June 30, 1999. The Company performs ongoing credit evaluations of its customers' financial condition and has experienced no significant collection problems to date. Generally, the Company requires no collateral from its customers. One of the Company's products accounted for approximately $7,956,000 (69%) and $4,096,000 (39%) of net sales for the fiscal years ended June 30, 2000 and 1999, respectively. The Company expects this percentage to decrease as it begins to market additional products.


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

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of analyzing the impact of adopting SFAS No. 133 will have on its consolidated financial position and results of operations when such statement is adopted.

      RECLASSIFICATIONS - Certain reclassifications were made to the 1999 consolidated financial statements to conform to the 2000 presentation.

2. INVENTORIES

     Inventories at June 30, 2000 and 1999 consist of the following:

                                                                      2000              1999
                                                                  -----------       -----------
Raw materials                                                     $   785,795       $   643,052
Work-in-process                                                     1,023,521         1,011,640
Finished goods                                                        899,686           661,055
Packaging supplies                                                    241,174           308,631
                                                                  -----------       -----------

                                                                  $ 2,950,176       $ 2,624,378
                                                                  ===========       ===========


3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at June 30, 2000 and 1999 consist of the following:

                                               USEFUL LIVES                    2000                      1999
                                              --------------                -----------              -----------
Land                                                   -                    $    33,414              $    33,414
Building and improvements                     10 - 39 years                   1,960,181                1,846,202
Machinery and equipment                        5 - 10 years                   5,550,019                4,929,751
Furniture and fixtures                         5 - 7 years                      108,925                   70,924
                                                                            -----------              -----------
                                                                            $ 7,652,539              $ 6,880,291


4. RESTRICTED CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. At June 30, 2000 the Company had restricted cash equivalents of $2,026,445 which represents proceeds from debt invested in a money market account and is restricted for
     (i) the construction of a manufacturing-related facility as an addition to the Company's existing facility or, alternatively, the acquisition and renovation of an existing manufacturing and manufacturing-related facility and (ii) the acquisition of equipment for installation and use in either of the facilities mentioned above (see Note 6).

5. BANK LINE OF CREDIT

     The Company has a $2,000,000 line of credit from a bank that bears interest at prime plus .50% per annum (10% at June 30, 2000). The line of credit is due October 31, 2000. On March 11, 1999, the line of credit agreement was modified to increase the line of credit, extend the maturity date and reduce the interest rate. The Company expects to extend the maturity date before the scheduled due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At June 30, 2000, the Company had $1,058,524 outstanding under the line of credit, including $112,124 of commercial drafts outstanding not yet presented for payment to the bank. At June 30, 2000 the Company had $941,476 available under the line of credit. The line of credit is collateralized by substantially all Company assets and a personal guarantee of the major shareholder. Further, the line of credit and a related letter of credit contain certain financial covenants (see Note 6).

6. LONG-TERM DEBT

     Long-term debt at June 30, 2000 and 1999 consists of the following:

                                                                           2000              1999
Tax-exempt Bond Loan                                                   $ 3,700,000       $ 3,700,000
Taxable Bond Loan                                                        1,597,846         2,256,285
                                                                       -----------       -----------
                                                                         5,297,846         5,956,285
Less current portion                                                       692,496           658,368
                                                                       -----------       -----------
                                                                       $ 4,605,350       $ 5,297,917
                                                                       ===========       ===========



     In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). The bonds were issued under and secured by a Trust Indenture between the Authority and a bank, as trustee. A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account which is restricted to future plant and equipment needs of the Company as specified in the Agreement (see Note
     4). The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2000 was 4.95%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 2000, the Company has $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority loan and a portion of the related accrued interest. At June 30, 2000, no portion of the letter of credit has been utilized.

     In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank, as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2000 was 6.78%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 2000, the Company has $1,597,846 outstanding on the bonds, of which $692,496 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $1,690,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At June 30, 2000, no portion of the letter of credit has been utilized.

     The letters of credit and bank line of credit require the Company, among other things, to meet certain covenants with respect to financial ratios and financial reporting. At June 30, 2000, the Company was not in compliance with certain covenants. On September 27, 2000, the Company obtained an appropriate waiver from the institution for these violations as of June 30, 2000 and the letters of credit and bank line of credit were amended to revise certain covenants.

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

     Annual repayments of debt, including sinking fund requirements and amounts payable to shareholder (Notes 7 and 8) as of June 30, 2000 are as follows:


YEAR ENDING                                                            AMOUNTS PAYABLE          AMOUNTS PAYABLE
JUNE 30,                                                               TO INSTITUTIONS          TO SHAREHOLDER
------------                                                           ---------------          ---------------
2001 (including line of credit)                                          $ 1,751,020
2002                                                                         704,330               4,225,000
2003                                                                         334,770
2004                                                                         806,250
2005                                                                         732,498
Thereafter                                                                 2,027,502
                                                                         -----------              ----------
                                                                         $ 6,356,370              $4,225,000
                                                                         ===========              ==========




7. LINE OF CREDIT PAYABLE TO SHAREHOLDER

     On December 31, 1999, a debt modification agreement was consummated, by and between the Company and its principal shareholder relating to the line of credit agreement described below. The Company and its principal shareholder had previously modified the debt agreement relating to the line of credit and convertible debenture agreements described below and in Note 8 as of March 15, 1993, August 1, 1994, May 15, 1995, December 31, 1995, June 30,
     1996, November 1, 1996, September 9, 1997, June 30, 1998 and December 30, 1998. In each of the modifications the maturity date of the debt was extended and/or the date of the payment of accrued interest was deferred. The modifications did not include forgiveness of debt or forgiveness of related interest.

     The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board. At June 30, 2000, the Company had $4,225,000 outstanding and $25,000 available under this line of credit. The principal is due October 1, 2001.

     The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 2000 and 1999 was 10.5% and 8.75%, respectively. Interest expense during the years ended June 30, 2000 and 1999 was approximately $403,000, and $380,000, respectively. Accrued interest at June 30, 2000 and June 30, 1999 was $22,977 and $0, respectively.

     The line of credit is collateralized by substantially all Company assets, is cross-collateralized with all loans from the shareholder (Note 8) and is subordinated to the bank letters of credit and line of credit.



8. CONVERTIBLE DEBENTURE AND DEFERRED INTEREST PAYABLE TO SHAREHOLDER

     The Company also had a convertible debenture made available to it by the principal shareholder. The maturity date of the shareholder debenture was December 23, 1999. The convertible debenture and deferred interest payable was collaterialized by substantially all Company assets, was cross-collateralized with all loans from this shareholder (Note 7) and was subordinated to the bank letters of credit and line of credit. On December 22, 1999, William Farber elected to convert the debenture into shares of common stock of the Company. The shareholder debenture and accrued interest was convertible at the rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness. The principal balance on the debenture at the time of conversion was $2,000,000, and the interest on the debenture was paid to date; therefore the transaction converted the $2,000,000 of indebtedness to 8,000,000 shares of the Company's common stock. Interest expense during the years ended June 30, 2000 and 1999 was $86,000 and $180,000, respectively.

9. OTHER ASSETS

     The Company included approximately $302,000 in deferred legal costs in Prepaid Expenses and Other Assets at June 30, 2000. These fees are directly related to a lawsuit in which the Company, as the plaintiff, and the defending party agreed to settle out of court. The agreed-upon settlement terms provided that the Company will receive proceeds of an amount in excess of $302,000, payable monthly in varying amounts during fiscal year ended June 30, 2001. The deferred legal fees will be charged to operations during the fiscal year ending June 30, 2001.

10. INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended June 30, 2000 and 1999.

                                                                                       2000               1999
                                                                                    ----------         ----------
Current                                                                             $   62,190         $  293,990
Deferred                                                                              (527,520)          (395,216)
Benefit of operating loss carryforwards                                                   -              (266,874)
                                                                                    ----------         ----------

                                                                                    $ (465,330)        $ (368,100)
                                                                                    ==========         ==========


     A reconciliation of the differences between the effective rates and statutory rates is as follows:


                                                                                        2000        1999
                                                                                       -----       -----

Federal income tax at statutory rate                                                    35.0%       35.0%
State and local income tax, net                                                         10.7         6.5
Change in the beginning of the year balance
  of the valuation allowance                                                          (101.7)      (39.2)
Other                                                                                    3.4
Use of net operating loss carryforward                                                    -        (41.5)
                                                                                       -----       -----
Benefit for income taxes                                                               (52.6)%     (39.2)%
                                                                                       =====       =====


     The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes.

     The Company has federal net operating loss carryforwards of approximately $4,725,000, expiring through June 2008, that are available to offset future taxable income. The annual utilization of tax loss carryforwards is subject to limitations defined in the Internal Revenue Code.

     Temporary differences which give rise to deferred tax assets and liabilities are as follows as of June 30, 2000 and 1999:

                                                                                                     2000                    1999
                                                                                                 -----------             ----------
Deferred tax assets:
  Accrued expenses                                                                               $    21,567             $   23,000
  Net operating loss carryforward                                                                  1,606,505              1,793,126
  Other                                                                                               24,570                103,190
                                                                                                 -----------             ----------

                                                                                                   1,652,642              1,919,316
Valuation allowance                                                                                      -                 (900,100)
                                                                                                 -----------             ----------

           Total                                                                                   1,652,642              1,019,216

Deferred tax liability - Property, plant and equipment                                               579,906                474,000
                                                                                                 -----------             ----------

Net deferred tax asset                                                                           $ 1,072,736             $  545,216
                                                                                                 ===========             ==========

11.  STOCK OPTIONS

     In fiscal 1993, the Company adopted the 1993 Long-Term Incentive Plan (the "Plan"). Pursuant to the Plan, officers and key employees of the Company may be granted stock options which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of the options is at least the fair market value of the common stock on the date of grant. The options vest over a three-year period and expire no later than 10 years from the date of grant. There are 2,000,000 shares reserved under the Plan. Options for 1,781,750 shares remain unissued as of June 30, 2000.

     The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced by $55,586 and $45,877 for the years ended June 30, 2000 and 1999, respectively, and earnings per share would have been reduced by $0.01 per share for the years ended June 30, 2000 and 1999.

     A summary of the status of the Company's option plan as of June 30, 2000 and 1999 and the changes during the years then ended is represented below:

                                                                                 2000                                1999
                                                                     ----------------------------         --------------------------
                                                                                         WEIGHTED                           WEIGHTED
                                                                                         AVERAGE                            AVERAGE
                                                                                         EXERCISE                           EXERCISE
                                                                     SHARES               PRICE            SHARES            PRICE
                                                                     -------             --------          -------          --------
Outstanding, beginning of year                                       189,200             $   1.50          191,350          $   1.54

Granted                                                              150,450                 1.13

Terminated                                                           121,400                 1.52            2,150              4.06
                                                                     -------             --------          -------          --------

Outstanding, end of year                                             218,250             $   1.24          189,200          $   1.50
                                                                     =======             ========          =======          ========

Options exercisable at year-end                                       54,883             $   1.45           69,199          $   1.73
                                                                     =======             ========          =======          ========

     The weighted average fair value of options granted during the year ended June 30, 2000 was $97,032. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants during the year ended June 30, 2000: risk-free interest rate of 6%, expected volatility of 68%, dividend yield of 0%, and expected life of 5 years.

                                                                           OPTIONS OUTSTANDING
                                                          ---------------------------------------------------
                                                                                WEIGHTED
                                                                                AVERAGE          WEIGHTED
                                                                               REMAINING         AVERAGE
RANGE OF EXERCISE PRICES                                                      CONTRACTUAL        EXERCISE
                                                             OPTIONS         LIFE IN YEARS        PRICE
                                                             -------         -------------       --------
$1.13                                                        136,700              9.3             $ 1.13
$1.38                                                         80,000              7.3             $ 1.38
$3.78                                                          1,550              3.8             $ 3.78


12. EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan (the "Plan") covering substantially all employees. The Company is required to contribute amounts pursuant to employee salary reduction agreements and a matching contribution equal to each employee's contribution not to exceed 3% of the employee's compensation for the Plan year. Contributions to the Plan during the years ended June 30, 2000 and 1999 were $55,788 and $48,464, respectively.

13. CONTINGENCIES

     The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the years ended June 30, 2000 and 1999.

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

14. COMMITMENTS

     In January 1998, the Company entered into an operating lease that includes an escalation clause, for its warehouse and research and development facility. The lease expires in March, 2001. The Company also has another operating lease, expiring in 2005, for office equipment. Future minimum lease payments under these agreements are as follows:

YEAR ENDING JUNE 30,                                                       AMOUNT
--------------------                                                     ---------
2001                                                                     $  90,270
2002                                                                        13,020
2003                                                                        13,020
2004                                                                        13,020
2005                                                                        11,935
                                                                         ---------
                                                                         $ 141,265
                                                                         =========


     Rental expense for the years ended June 30, 2000 and 1999 was $116,000 and $90,000, respectively.





15. RELATED PARTY TRANSACTIONS

     The Company had sales of approximately $4,856,000 and $4,153,000 during the years ended June 30, 2000 and 1999, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. In January 2000, the Company began to ship certain OTC products directly to the related party's customers, thereby eliminating the usage of the related party as a wholesaler. However, the Company incurred additional commission expense payable to the related party for their sales brokerage services and customer service. The Company incurred sales commissions payable to the related party of approximately $262,000 during the year ended June 30, 2000. Accounts receivable includes amounts due from the related party of approximately $13,000 and $408,000 at June 30, 2000 and June 30, 1999,
     respectively. Accrued expenses includes amounts due to the related party of approximately $71,000 and $0 at June 30, 2000 and June 30, 1999, respectively.

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

 10(h)             Amendment #7 to Loan Agreement     Incorporated by reference to Exhibit 10(h) to
                   dated September 9, 1997            the Annual Report on 1997 Form 10-KSB

 10(i)             Amendment #8 to Loan Agreement     Incorporated by reference to Exhibit 10(i) to
                   dated June 30, 1998                the Annual Report on 1998 Form 10-KSB

 10(j)             Amendment #9 to Loan Agreement     Incorporated by reference to Exhibit 10(j) to
                   dated December 31, 1998            the Quarterly Report on for the period ended
                                                      December 31, 1998

 10(k)             Amendment #10 to Loan Agreement    Filed Herewith                                      38
                   dated December 31, 1998


Exhibit
Number             Description                        Method of Filing                                   Page
------             -----------                        ----------------                                   ----

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


Exhibit
Number             Description                        Method of Filing                                   Page
------             -----------                        ----------------                                   ----
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
                   10, 1997.


Exhibit
Number             Description                        Method of Filing                                   Page
------             -----------                        ----------------                                   ----
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

10(ae)             Line of Credit Note dated March    Incorporated by reference to Exhibit 10(ad) to
                   11, 1999                           the Annual Report on 1999 Form 10-KSB

10(af)             Taxable Variable Rate              Incorporated by reference to Exhibit 10(ae) to
                   Demand/Fixed Rate Revenue Bonds,   the Annual Report on 1999 Form 10-KSB
                   Series of 1999

10(ag)             Philadelphia Authority for         Incorporated by reference to Exhibit 10(af) to
                   Industrial Development             the Annual Report on 1998 Form 10-KSB
                   Tax-Exempt Variable Rate
                   Demand/Fixed Revenue Bonds
                   (Lannett Company, Inc. Project)
                   Series of 1999

10(ah)             Letter of Credit and Agreements    Incorporated by reference to Exhibit 10(ag) to
                   supporting bond issues             the Annual Report on 1998 Form 10-KSB

10(ai)             Employment agreement between the   Incorporated by reference to Exhibit 10(i) to
                   Company and Vlad Mikijanic         the Annual Report on Form 10-KSB f/y/e June 30,
                                                      1994 ("1994 Form 10-K")

10(aj)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ad) to
                   14, 1997                           the Annual Report on 1998 Form 10-KSB


10(ak)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
                   17, 1997                           the Annual Report on 1998 Form 10-KSB


Exhibit
Number             Description                        Method of Filing                                   Page
------             -----------                        ----------------                                   ----
10(al)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
                   17, 1997                           the Annual Report on 1998 Form 10-KSB


10(am)             Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
                   11, 1997                           the Annual Report on 1998 Form 10-KSB


10(an)             Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
                   1997                               the Annual Report on 1998 Form 10-KSB


  11               Computation of Earnings
                   Per Share                          Filed Herewith                                       39

  22               Subsidiaries of the Company        Incorporated by reference to the Annual Report
                                                      on Form 10-K f/y/e June 30, 1990

  23               Consent of Deloitte & Touche       Incorporated by reference to Exhibit 23 to the
                                                      Annual Report on 1999 Form 10-KSB

  27               Financial Data Schedule            Filed Herewith                                       40
