Form 10QSB
period 2000-09-30
LANNETT CO INC
filed 2000-11-14
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.


o     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          ---------  ---------.

                           COMMISSION FILE NO. 0-9036


                              LANNETT COMPANY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



   STATE OF DELAWARE                                       23-0787-699
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

                           YES   X              NO
                               -----              ----

As of October 27, 2000, there were 13,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


                                                              Page 1 of 19 pages
                                                        Exhibit Index on Page 14

                                                              INDEX


                                                                                                         PAGE NO.
                                                                                                         --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       September 30, 2000 (unaudited) and
                       June 30, 2000.............................................................................3

                       Consolidated Statements of Income
                       for the three months ended September 30, 2000
                       and 1999 (unaudited)......................................................................4

                       Consolidated Statements of Cash Flows
                       for the three months ended September 30, 2000
                       and 1999 (unaudited)......................................................................5

                       Notes to Consolidated Financial
                       Statements (unaudited)................................................................6 - 7

         ITEM 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...............................................................................8 - 11

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings............................................................................11

         ITEM 2.   Changes in Securities and Use of Proceeds....................................................12

         ITEM 3.   Defaults upon Senior Securities..............................................................12

         ITEM 4.   Submission of Matters to a Vote of Security Holders..........................................12

         ITEM 5.   Other Information............................................................................12

         ITEM 6.   Exhibits and Reports on Form 8-K.............................................................14



                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                                     (UNAUDITED)
ASSETS                                                                                        9/30/00         6/30/00
------                                                                                       --------         -------

CURRENT ASSETS:
         Cash                                                                               $         -     $         -
         Trade accounts receivable (net of allowance of $43,000 and $63,000)                    463,114       1,047,518
         Inventories                                                                          3,726,399       2,950,176
         Prepaid expenses                                                                        89,954         495,961
         Deferred tax asset                                                                           -          46,137
                                                                                                      -     -----------

                  Total current assets                                                        4,279,467       4,539,792
                                                                                            -----------     -----------

PROPERTY, PLANT AND EQUIPMENT                                                                 8,372,265       7,652,539
Less accumulated depreciation                                                                (2,874,627)     (2,698,355)
                                                                                            -----------     -----------

                                                                                              5,497,638       4,954,184

RESTRICTED CASH EQUIVALENTS                                                                   1,626,873       2,026,445

OTHER ASSETS                                                                                    256,364         266,947

DEFERRED TAX ASSET                                                                              832,736       1,026,599
                                                                                            -----------     -----------

                  Total assets                                                              $12,493,078     $12,813,967
                                                                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
         Line of Credit                                                                         829,986       1,058,524
         Accounts payable                                                                       475,065         747,200
         Accrued expenses                                                                       264,052         494,499
             Current  portion of long-term debt                                                 703,746         692,496
                                                                                            -----------     -----------

                  Total current liabilities                                                   2,272,849       2,992,719
                                                                                            -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                                                          4,422,103       4,605,350
                                                                                            -----------     -----------

LINE OF CREDIT - SHAREHOLDER                                                                  4,225,000       4,225,000
                                                                                            -----------     -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY/(DEFICIENCY):
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 5,206,128 shares                                            13,206          13,206
         Additional paid-in capital                                                           2,312,575       2,312,575
         Accumulated deficit                                                                   (752,655)     (1,334,883)
                                                                                            -----------     -----------
                  Total shareholders' equity                                                  1,573,126         990,898
                                                                                            -----------     -----------

                  Total liabilities and shareholders' equity                                $12,493,078     $12,813,967
                                                                                            ===========     ===========

                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                                              FOR THE THREE MONTHS ENDED
                                                                                              --------------------------
                                                                                               9/30/00          9/30/99
                                                                                               -------          -------

NET SALES                                                                                   $ 1,763,965      $ 2,717,193
COST OF SALES                                                                                 1,454,677        1,848,278
                                                                                            ------------     ------------

                  Gross profit                                                                  309,288          868,915

RESEARCH AND DEVELOPMENT EXPENSES                                                                94,059          130,063
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                                                                370,251          300,255
                                                                                            ------------     ------------

                  Operating profit/(loss)                                                      (155,022)         438,597
                                                                                            ------------     ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of fees                                                1,173,149                -
Interest income-restricted                                                                       29,522           31,436
Interest expense, including $140,217 and $147,650 to shareholder                               (208,536)        (232,291)
                                                                                            ------------     ------------
                                                                                                994,135         (200,855)

NET INCOME BEFORE TAXES                                                                         839,113          237,742
                                                                                            ------------     ------------

TAXES                                                                                           256,885            7,500
                                                                                            ------------     ------------

NET INCOME                                                                                  $   582,228      $   230,242
                                                                                            ============     ============


BASIC INCOME PER SHARE                                                                      $       .04      $       .04
                                                                                            ============     ============

DILUTED INCOME PER SHARE                                                                    $       .04      $       .02
                                                                                            ============     ============

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                                                             13,206,128        5,206,128
                                                                                            ============     ============

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                                                             13,206,128       13,838,758
                                                                                            ============     ============



                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                         FOR THE THREE MONTHS ENDED
                                                                                         --------------------------
                                                                                         9/30/00           9/30/99
                                                                                         -------           -------

OPERATING ACTIVITIES:
    Net income                                                                          $   582,228       $   230,242
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                                        186,855           160,366
       Deferred tax benefit                                                                 240,000                 -
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                            584,404           210,239
       Inventories                                                                         (776,223)         (358,991)
       Prepaid expenses                                                                     406,007            (2,595)
       Accounts payable                                                                    (272,135)           28,129
       Accrued expenses                                                                    (230,447)           15,289
                                                                                        ------------      ------------

              Net cash provided by operating activities                                     720,689           282,679
                                                                                        ------------      ------------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                             (719,726)         (113,735)
    Restricted cash equivalents for purchase of plant and equipment                               -           (29,058)
                                                                                                  -       ------------

       Net cash used in investing activities                                               (719,726)         (142,793)
                                                                                        ------------      ------------

FINANCING ACTIVITIES:
    Borrowings under line of credit - shareholder                                                 -                 -
    Net borrowings/(repayments) under line of credit                                       (228,538)          132,637
    Repayments of accrued interest - shareholder                                                  -          (227,603)
    Repayments of debt                                                                     (171,997)         (161,924)
    Proceeds from debt, net of restricted cash                                              399,572                 -
                                                                                        ------------                -

    Net cash used in financing activities                                                      (963)         (256,890)
                                                                                        ------------      ------------

NET DECREASE IN CASH                                                                              -          (117,004)

CASH, BEGINNING OF YEAR                                                                           -           117,004
                                                                                        ------------      ------------

CASH, END OF PERIOD                                                                     $         -       $         -
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

    The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.



NOTE 2.  NEW ACCOUNTING STANDARDS


In July 2000, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. There has been no accounting, or financial effect on the Company for the quarter ended September 30, 2000 with respect to this Statement. The Company will continue to analyze the impact, if any, of adopting SFAS No. 133 will have on its consolidated financial position and results of operations.


NOTE 3. INVENTORIES

    Inventories consist of the following:


                                                September 30,       June 30,
                                                     2000             2000
                                              ----------------    ------------
                                                (unaudited)

       Raw materials                          $   1,248,137     $     785,795
       Work-in-process                              741,753         1,023,521
       Finished goods                             1,448,989           899,686
       Packaging supplies                           287,520           241,174
                                               ------------     -------------
                                              $   3,726,399     $   2,950,176
                                              =============     =============


NOTE 4. INCOME TAXES


     The provision for state income taxes for the three months ended
September 30, 2000 was $20,000. The provision for federal income taxes for the three months ended September 30, 2000 was $236,885. The provisions for state and federal income taxes for the three months ended September 30, 1999 were eliminated by the utilization of federal net operating loss carryforwards, with the exception of $7,500 in federal income taxes.



NOTE 5. RELATED PARTY TRANSACTIONS


     The Company had sales of approximately $16,000 and $2,017,000 during the three months ended September 30, 2000 and 1999, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also paid sales commissions to the related party of approximately $144,000 during the three months ended September 30, 2000. Accounts receivable includes amounts due from the related party of approximately $9,000 and $13,000 at September 30, 2000 and June 30, 2000, respectively. Accrued expenses includes amounts due to the related party of approximately $22,000 and $71,000 at September 30, 2000 and June 30, 2000, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

         In addition to historical information, this Form 10-QSB contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-KSB filed by the Corporation in Fiscal 2000, and any Current Reports on Form 8-K filed by the corporation.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Net sales for the three months ended September 30, 2000 ("First Quarter Fiscal 2001") decreased by 35.1% to $1,763,965 from net sales of $2,717,193 for the three months ended September 30, 1999 ("First Quarter Fiscal 2000"). Sales decreased during First Quarter Fiscal 2001 due mainly to decreased sales of the Company's Over-The-Counter ("OTC") product line. OTC sales decreased by approximately $825,000 from First Quarter Fiscal 2000 to First Quarter Fiscal 2001. Prescription sales decreased by approximately $128,000 from First Quarter Fiscal 2000 to First Quarter Fiscal 2001. This decrease in sales is a result of increased competition, and market conditions. The Company expects to increase sales by introducing more products into its line, and using additional sales and marketing resources.

         Cost of sales decreased by 21.3%, to $1,454,677 in First Quarter Fiscal 2001 from $1,848,278 in First Quarter Fiscal 2000. The cost of sales decrease is due to the decrease in sales from the First Quarter Fiscal 2000 to the First Quarter Fiscal 2001, offset by lower absorption of fixed overhead and production costs. Gross profit margins for First Quarter Fiscal 2001 and First Quarter Fiscal 2000 were 17.5% and 32.0%, respectively. The decrease in the gross profit percentage is due to reduced sales combined with a lower absorption of fixed overhead and production costs.

         Selling, general and administrative expenses increased by 23.3% to $370,251 in First Quarter Fiscal 2001 from $300,255 in First Quarter Fiscal 2000. This increase is a result of an increase in commissions to sales representatives for incremental sales programs.

         As a result of the foregoing, the Company reported an operating loss of $155,022 for First Quarter Fiscal 2001, as compared to an operating profit of $438,597 for First Quarter Fiscal 2000.

         Included in other income is $1,173,149 in income from settlement of a lawsuit, net of fees, for First Quarter Fiscal 2001. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001.

         The Company incurred approximately $300,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.

         The Company's interest expense decrease from $232,291 in First Quarter Fiscal 2000 to $208,536 in First Quarter Fiscal 2001 as a result of principal repayments, and lower debt balances.

         The Company's income tax expense increased from $7,500 in First Quarter Fiscal 2000 to $256,885 in First Quarter Fiscal 2001 as a result of the Company's net operating loss valuation allowance being reduced to zero in the prior year. Subsequent to this, the Company thereby reduces its deferred tax benefit for current income tax expenses.

         The Company reported net income of $582,228 for First Quarter Fiscal 2001, $0.04 basic income per share, $0.04 on a diluted basis, compared to net income of $230,242 for First Quarter Fiscal 2000, $0.04 basic income per share, $0.02 on a diluted basis.



LIQUIDITY AND CAPITAL RESOURCES -

         Net cash provided from operating activities of $720,689 during First Quarter Fiscal 2001 was attributable to net income of $582,228 as adjusted for the effects of non-cash items of $426,855 and changes in operating assets and liabilities totaling ($288,394). Significant changes in operating assets and liabilities are comprised of: i) a decrease in accounts receivable of $584,404 due to better collection terms, and decreased sales, ii) an increase in inventories of $776,223 due to increases in raw materials, and finished goods in anticipation of increased sales levels in Fiscal 2001, and iii) an decrease in prepaid expenses of $406,007 due primarily to the Company's settlement of a lawsuit in which previously capitalized legal fees related to the suit were charged to operations in First Quarter Fiscal 2001.

         The net cash used in investing activities consisted of $719,726 expended during First Quarter Fiscal 2001 primarily for machinery and equipment. The Company has budgeted for $1,500,000 in capital expenditures in Fiscal 2001. The anticipated additional capital expenditure requirements will support the Company growth from new product introductions. As of September 30, 2000, approximately $1,627,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At September 30, 2000, the Company has $4,225,000 outstanding and $25,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to October 1, 2001. Accrued interest at September 30, 2000, and June 30, 2000 was $0 and $22,977, respectively.

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

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At September 30, 2000, the Company had $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2000, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At September 30, 2000, the Company had $2,094,361 outstanding on the bonds, of which $681,663 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At September 30, 2000 no portion of the letter of credit has been utilized.

         The Company has a $2,000,000 line of credit from a bank. The line of credit is due October 31, 2000, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At September 30, 2000, the Company had $829,986 outstanding under the line of credit, including $310,429 of payments in transit not yet recorded by the bank. At September 30, 2000, the Company had $1,170,014 available under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of September 30, 2000, are sufficient to finance its level operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.



                  PROSPECTS FOR THE FUTURE

         As of September 30, 2000, fifteen additional products are under development. Four of these products are being developed and manufactured for other companies; and the other eleven products are being developed as part of the Lannett product line. Three of the Lannett products have been redeveloped and submitted to the Federal Drug Administration ("FDA") for supplemental approval. Five additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. The other three Lannett products represent new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products.

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

    (b) The Company did not file any reports on Form 8-K during First Quarter Fiscal 2001.

                                    SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           LANNETT COMPANY, INC.



Dated: October 31, 2000    By:              / s / Larry Dalesandro
                                                  ----------------
                                            Larry Dalesandro
                                            Chief Operating Officer


                           By:              / s / William Farber
                                                  --------------
                                            William Farber
                                            Chairman of the Board

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
                                                                1996 ("1996 Form 10-K")

                             Amendment #6 to Loan               Incorporated by reference to Exhibit 10(g) to
                             Agreement dated November 1,        the Annual Report on Form 10-KSB f/y/e
           10(g)             1996                               June 30, 1997 ("1997 Form 10-KSB")

           10(h)             Amendment #7 to Loan Agreement     Incorporated by reference to Exhibit 10(h) to
                             dated September 9, 1997            the Annual Report on 1997 Form 10-KSB

           10(i)             Amendment #8 to Loan Agreement     Incorporated by reference to Exhibit 10(i) to
                             dated June 30,                     the Annual Report on Form 10-KSB f/y/e




          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----


                             1998                               June 30,1998 ("1998 Form 10-KSB")

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

           10(r)             Amendment to Security Agreement    Incorporated by reference to Exhibit 10(l) to       -
                             between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e
                             Bank dated as of July 31, 1995     June 30, 1995 ("1995 Form 10-K")

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

           10(u)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(q) to       -
                             between the                        the Annual Report on Form 10-KSB f/y/e



          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----

                             Company and Meridian Bank,         June 30, 1996 ("1996 Form 10-K")
                             dated March 5, 1996.

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

          10(ad)             Line of Credit Note dated          Incorporated by reference to Exhibit 10(ad) to
                             March  11, 1999                    the Annual Report on 1999 Form 10-KSB



          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----

          10(ae)             Taxable Variable Rate              Incorporated by reference to Exhibit 10(ae) to
                             Demand/Fixed Rate Revenue Bonds,   the Annual Report on 1999 Form 10-KSB
                             Series of 1999

          10(af)             Philadelphia Authority for         Incorporated by reference to Exhibit 10(af) to
                             Industrial Development             the Annual Report on 1999 Form 10-KSB
                             Tax-Exempt Variable Rate
                             Demand/Fixed Revenue Bonds
                             (Lannett Company, Inc. Project)
                             Series of 1999

          10(ag)             Reimbursement and Agreements       Incorporated by reference to Exhibit 10(ag) to
                             supporting bond issues             the Annual Report on 1999 Form 10-KSB

          10(ah)             Amendment No. 1 to Reimbursement   Incorporated by reference to Exhibit 10(i) to
                             Agreement and Waiver               the Annual Report on 1999 Form 10-KSB

          10(ai)             Employment Agreement between the   Incorporated by reference to Exhibit 10(ah) to
                             Company and Vlad Mikijanic         the Annual Report on 1994 Form 10-KSB

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

          10(ak)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
                             17, 1997                           the Annual Report on 1998 Form 10-KSB

          10(al)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
                             17, 1997                           the Annual Report on 1998 Form 10-KSB

          10(am)             Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
                             11, 1997                           the Annual Report on 1998 Form 10-KSB

          10(an)             Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
                             1997                               the Annual Report on 1998 Form 10-KSB

            11               Computation of Per Share Earnings  Filed Herewith                                       18

            22               Subsidiaries of the Company        Incorporated by reference to the Annual Report
                                                                on Form 10-K f/y/e June 30, 1990

            23               Consent of Deloitte & Touche       Incorporated by reference to Exhibit 23 to the
                                                                Annual Report on 1999 Form 10-KSB

            27               Financial Data Schedule            Filed Herewith                                       19
