Form 10QSB/A
period 2000-09-30
LANNETT CO INC
filed 2000-11-15
CIK 57725

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

         ITEM 3.   Defaults upon Senior Securities..............................................................12

         ITEM 4.   Submission of Matters to a Vote of Security Holders..........................................12

         ITEM 5.   Other Information............................................................................12

         ITEM 6.   Exhibits and Reports on Form 8-K.............................................................14



                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                            (UNAUDITED)
ASSETS                                                                                        9/30/00         6/30/00
------                                                                                       --------         -------

CURRENT ASSETS:
         Cash                                                                               $         -     $         -
         Trade accounts receivable (net of allowance of $43,000 and $63,000)                    463,114       1,047,518
         Inventories                                                                          3,726,399       2,950,176
         Prepaid expenses                                                                        89,954         495,961
         Deferred tax asset                                                                      46,137          46,137
                                                                                                     --              --

                  Total current assets                                                        4,325,604       4,539,792
                                                                                            -----------     -----------

PROPERTY, PLANT AND EQUIPMENT                                                                 8,372,265       7,652,539
Less accumulated depreciation                                                                (2,874,627)     (2,698,355)
                                                                                            -----------     -----------

                                                                                              5,497,638       4,954,184

RESTRICTED CASH EQUIVALENTS                                                                   1,626,873       2,026,445

OTHER ASSETS                                                                                    256,364         266,947

DEFERRED TAX ASSET                                                                              786,599       1,026,599
                                                                                            -----------     -----------

                  Total assets                                                              $12,493,078     $12,813,967
                                                                                            ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
         Line of Credit                                                                         829,986       1,058,524
         Accounts payable                                                                       475,065         747,200
         Accrued expenses                                                                       264,052         494,499
         Current portion of long-term debt                                                      703,746         692,496
                                                                                            -----------     -----------

                  Total current liabilities                                                   2,272,849       2,992,719
                                                                                            -----------     -----------

LONG-TERM DEBT, LESS CURRENT PORTION                                                          4,422,103       4,605,350
                                                                                            -----------     -----------

LINE OF CREDIT - SHAREHOLDER                                                                  4,225,000       4,225,000
                                                                                            -----------     -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY/(DEFICIENCY):
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 13,206,128 shares                                           13,206          13,206
         Additional paid-in capital                                                           2,312,575       2,312,575
         Accumulated deficit                                                                   (752,655)     (1,334,883)
                                                                                            -----------     -----------
                  Total shareholders' equity                                                  1,573,126         990,898
                                                                                            -----------     -----------

                  Total liabilities and shareholders' equity                                $12,493,078     $12,813,967
                                                                                            ===========     ===========

                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                                                              FOR THE THREE MONTHS ENDED
                                                                                              --------------------------
                                                                                               9/30/00          9/30/99
                                                                                               -------          -------

NET SALES                                                                                   $ 1,763,965      $ 2,717,193
COST OF SALES                                                                                 1,454,677        1,848,278
                                                                                            ------------     ------------

                  Gross profit                                                                  309,288          868,915

RESEARCH AND DEVELOPMENT EXPENSES                                                                94,059          130,063
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                                                                370,251          300,255
                                                                                            ------------     ------------

                  Operating profit/(loss)                                                      (155,022)         438,597
                                                                                            ------------     ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of associated fees                                     1,173,149                -
Interest income-restricted                                                                       29,522           31,436
Interest expense, including $140,217 and $147,650 to shareholder                               (208,536)        (232,291)
                                                                                            ------------     ------------
                                                                                                994,135         (200,855)
                                                                                            ------------     ------------
NET INCOME BEFORE TAXES                                                                         839,113          237,742
                                                                                            ------------     ------------

INCOME TAXES                                                                                    256,885            7,500
                                                                                            ------------     ------------

NET INCOME                                                                                  $   582,228      $   230,242
                                                                                            ============     ============


BASIC INCOME PER SHARE                                                                      $       .04      $       .04
                                                                                            ============     ============

DILUTED INCOME PER SHARE                                                                    $       .04      $       .02
                                                                                            ============     ============

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                                                             13,206,128        5,206,128
                                                                                            ============     ============

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                                                             13,206,128       13,838,758
                                                                                            ============     ============



                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                         FOR THE THREE MONTHS ENDED
                                                                                         --------------------------
                                                                                         9/30/00           9/30/99
                                                                                         -------           -------

OPERATING ACTIVITIES:
    Net income                                                                          $   582,228       $   230,242
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                                        186,855           160,366
       Deferred income tax expense                                                          240,000                 -
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                            584,404           210,239
       Inventories                                                                         (776,223)         (358,991)
       Prepaid expenses                                                                     406,007            (2,595)
       Accounts payable                                                                    (272,135)           28,129
       Accrued expenses                                                                    (230,447)           15,289
                                                                                        ------------      ------------

              Net cash provided by operating activities                                     720,689           282,679
                                                                                        ------------      ------------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                             (719,726)         (113,735)
    Restricted cash equivalents for purchase of plant and equipment                               -           (29,058)
                                                                                                  -       ------------

       Net cash used in investing activities                                               (719,726)         (142,793)
                                                                                        ------------      ------------

FINANCING ACTIVITIES:

    Net borrowings/(repayments) under line of credit                                       (228,538)          132,637
    Repayments of accrued interest - shareholder                                                  -          (227,603)
    Repayments of debt                                                                     (171,997)         (161,924)
    Proceeds from debt, net of restricted cash                                              399,572                 -
                                                                                        ------------                -

    Net cash used in financing activities                                                      (963)         (256,890)
                                                                                        ------------      ------------

NET DECREASE IN CASH                                                                              -          (117,004)

CASH, BEGINNING OF YEAR                                                                           -           117,004
                                                                                        ------------      ------------

CASH, END OF PERIOD                                                                     $         -       $         -
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



NOTE 5. RELATED PARTY TRANSACTIONS


    The Company had sales of approximately $16,000 and $2,017,000 during the three months ended September 30, 2000 and 1999, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also paid sales commissions to the related party of approximately $144,000 for sales to third parties during the three months ended September 30, 2000. Accounts receivable includes amounts due from the related party of approximately $9,000 and $13,000 at September 30, 2000 and June 30, 2000, respectively. Accrued expenses includes amounts due to the related party of approximately $22,000 and $71,000 at September 30, 2000 and June 30, 2000, respectively.


NOTE 6. SETTLEMENT OF LAWSUIT


    Included in other income is $1,173,149 in income from the settlement of a lawsuit, net of fees, for First Quarter Fiscal 2001. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $300,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.

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

         Included in other income is $1,173,149 in income from the settlement of a lawsuit, net of fees, for First Quarter Fiscal 2001. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $300,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.

         The Company's interest expense decrease from $232,291 in First Quarter Fiscal 2000 to $208,536 in First Quarter Fiscal 2001 as a result of principal repayments, and lower debt balances.


         The Company's income tax expense increased from $7,500 in First Quarter Fiscal 2000 to $256,885 in First Quarter Fiscal 2001 as a result of the Company's reduction of its valuation reserve in First Quarter Fiscal 2000. As of June 30, 2000, the Company had no valuation reserve. Accordingly, the Company's income tax provision for First Quarter 2001 is recorded using a 35% effective rate.


         The Company reported net income of $582,228 for First Quarter Fiscal 2001, $0.04 basic income per share, $0.04 on a diluted basis, compared to net income of $230,242 for First Quarter Fiscal 2000, $0.04 basic income per share, $0.02 on a diluted basis.



LIQUIDITY AND CAPITAL RESOURCES -

         Net cash provided from operating activities of $720,689 during First Quarter Fiscal 2001 was attributable to net income of $582,228 as adjusted for the effects of non-cash items of $426,855 and changes in operating assets and liabilities totaling ($288,394). Significant changes in operating assets and liabilities are comprised of: i) a decrease in accounts receivable of $584,404 due to better collection terms, and decreased sales, ii) an increase in inventories of $776,223 due to increases in raw materials and finished goods in anticipation of increased sales levels in Fiscal 2001, and iii) an decrease in prepaid expenses of $406,007 due primarily to the Company's settlement of a lawsuit in which previously deferred legal fees related to the suit were charged to operations in First Quarter Fiscal 2001.

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

         The Company also had a convertible debenture made available to it by William Farber. The maturity date of the shareholder debenture was originally December 23, 1999. On December 22, 1999, William Farber elected to convert the debenture into shares of common stock of the Company. The shareholder debenture and accrued interest was convertible at the rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness. The principal balance on the debenture at the time of conversion was $2,000,000, and the interest on the debenture was paid to date; therefore the transaction converted the $2,000,000 of indebtedness to 8,000,000 shares of the Company's common stock.

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted for future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At September 30, 2000, the Company had $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2000, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At September 30, 2000, the Company had $2,094,361 outstanding on the bonds, of which $703,746 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At September 30, 2000 no portion of the letter of credit has been utilized.

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
