Form 10QSB
period 2000-12-31
LANNETT CO INC
filed 2001-02-14
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB





x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.






- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


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

                           YES   X                            NO
                               -----

As of January 26, 2001, there were 13,206,128 shares of the issuer's common stock, $.001 par value, outstanding.




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

         ITEM 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       December 31, 2000 (unaudited) and
                       June 30, 2000..............................................................................3

                       Consolidated Statements of Operations
                       for the three and six months ended December 31, 2000
                       and 1999 (unaudited).......................................................................4

                       Consolidated Statements of Cash Flows
                       for the six months ended December 31, 2000
                       and 1999 (unaudited).......................................................................5

                       Notes to Consolidated Financial
                       Statements (unaudited).................................................................6 - 7

         ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations..............................................................................8 - 11

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings.............................................................................12

         ITEM 2.   Changes in Securities and Use of Proceeds.....................................................12

         ITEM 3.   Defaults upon Senior Securities...............................................................12

         ITEM 4.   Submission of Matters to a Vote of Security Holders...........................................12

         ITEM 5.   Other Information.............................................................................12

         ITEM 6.   Exhibits and Reports on Form 8-K..............................................................13

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       (UNAUDITED)
ASSETS                                                                                   12/31/00                 06/30/00
------                                                                                   --------                 --------
CURRENT ASSETS:
         Cash                                                                          $          -            $          -
         Trade accounts receivable (net of allowance of $72,900 and $63,000)                991,584               1,047,518
         Inventories                                                                      3,267,449               2,950,176
         Prepaid expenses                                                                    97,182                 495,961
         Deferred tax asset                                                                  46,137                  46,137
                                                                                       ------------            ------------

                  Total current assets                                                    4,402,352               4,539,792
                                                                                       ------------            ------------

PROPERTY, PLANT AND EQUIPMENT                                                             8,477,622               7,652,539
Less accumulated depreciation                                                            (3,053,573)             (2,698,355)
                                                                                       ------------            ------------

                                                                                          5,424,049               4,954,184
                                                                                       ------------            ------------
RESTRICTED CASH                                                                           1,651,739               2,026,445

OTHER ASSETS                                                                                252,981                 266,947

DEFERRED TAX ASSET                                                                          920,484               1,026,599
                                                                                       ------------            ------------

                  Total assets                                                         $ 12,651,605            $ 12,813,967
                                                                                       ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
         Line of credit                                                                $  1,615,598            $  1,058,524
         Accounts payable                                                                   256,768                 747,200
         Accrued expenses                                                                   319,187                 494,499
      Current  portion of long-term debt                                                    703,746                 692,496
                                                                                       ------------            ------------

                  Total current liabilities                                               2,895,299               2,992,719
                                                                                       ------------            ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                      4,373,211               4,605,350
                                                                                       ------------            ------------

LINE OF CREDIT -- SHAREHOLDER                                                             4,225,000               4,225,000
                                                                                       ------------            ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 13,206,128 shares                                       13,206                  13,206
         Additional paid-in capital                                                       2,312,575               2,312,575
         Accumulated deficit                                                             (1,167,686)             (1,334,883)
                                                                                       ------------            ------------
                  Total shareholders' equity                                              1,158,095                 990,898
                                                                                       ------------            ------------

                  Total liabilities and shareholders' equity                           $ 12,651,605            $ 12,813,967
                                                                                       ============            ============

                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                   --------------------------               --------------------------
                                                   12/31/00        12/31/99                  12/31/00         12/31/99
                                                   --------        --------                 ---------         --------

NET SALES                                        $  2,285,091    $  3,138,722              $  4,049,056    $  5,855,915
COST OF SALES                                       1,881,320       1,895,563                 3,042,199       3,544,978
                                                 ------------    ------------              ------------    ------------

Gross profit                                          403,771       1,243,159                 1,006,857       2,310,937

RESEARCH AND DEVELOPMENT EXPENSES                     376,756         342,762                   722,236         639,064
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                      403,204         416,739                   815,832         749,618
                                                 ------------    ------------              ------------    ------------

                  Operating profit/(loss)            (376,189)        483,658                  (531,211)        922,255
                                                 ------------    ------------              ------------    ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of fees              -               -                 1,173,149               -
Interest income-restricted                             27,342          22,057                    56,864          53,492
Interest expense                                     (187,069)       (223,981)                 (395,605)       (456,271)
                                                 ------------    ------------              ------------    ------------
                                                     (159,727)       (201,924)                  834,408        (402,779)
                                                 ------------    ------------              ------------    ------------

INCOME/(LOSS) BEFORE TAXES                       $   (535,916)   $    281,734              $    303,197    $    519,476
                                                 ------------    ------------              ------------    ------------

INCOME TAX EXPENSE/(BENEFIT)                     $   (120,885)   $    (99,700)             $    136,000    $    (92,200)

NET INCOME/(LOSS)                                $   (415,031)   $    381,434              $    167,197    $    611,676
                                                 ============    ============              ============    ============


BASIC INCOME/(LOSS) PER SHARE                    $       (.03)   $        .06              $        .01    $        .11

DILUTED INCOME/(LOSS) PER SHARE                  $       (.03)   $        .03              $        .01    $        .05

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                   13,206,128       6,075,693                13,206,128       5,640,910

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                   13,206,128      13,206,128                13,206,128      13,206,128



               See notes to the consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                         --------------------------
                                                                                         12/31/00           12/31/99
                                                                                         --------           --------

OPERATING ACTIVITIES:
    Net income                                                                           $ 167,197          $ 611,676
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                                       376,384            329,009
       Deferred income tax expense/(benefit)                                               106,115           (100,000)
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                            55,934            205,982
       Inventories                                                                        (317,273)          (440,122)
       Prepaid expenses and other assets                                                   391,579             26,854
       Accounts payable                                                                   (490,432)          (126,871)
       Accrued expenses                                                                   (175,312)          (129,351)
                                                                                         ---------          ---------

              Net cash provided by operating activities                                    114,192            377,177
                                                                                         ---------          ---------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                            (825,083)          (311,626)
    Decrease in cash restricted for capital expenditures                                   374,706            105,133
                                                                                         ---------          ---------

       Net cash used in investing activities                                              (450,377)          (206,493)
                                                                                         ---------          ---------

FINANCING ACTIVITIES:
    Net borrowings under line of credit                                                    557,074            423,153
    Repayments of accrued interest - shareholder                                                 -           (385,659)
    Repayments of debt                                                                    (220,889)          (324,582)
                                                                                         ---------          ---------

    Net cash provided by/(used in) financing activities                                    336,185           (287,088)
                                                                                         ---------          ---------

NET DECREASE IN CASH                                                                             -           (116,404)

CASH, BEGINNING OF YEAR                                                                          -            117,004
                                                                                         ---------          ---------

CASH, END OF PERIOD                                                                      $       -          $     600
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

    The results of operations for the three and six months ended December 31, 2000 and 1999 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

NOTE 2.  NEW ACCOUNTING STANDARDS

In July 2000, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. There has been no accounting, or financial effect on the Company for the three and six months ended December 31, 2000 with respect to this Statement. The Company will continue to analyze the impact, if any, of adopting SFAS No. 133 will have on its consolidated financial position and results of operations.

NOTE 3. INVENTORIES

    Inventories consist of the following:

                                                                                      December 31,         June 30,
                                                                                          2000               2000
                                                                                      -------------     --------------
                                                                                       (unaudited)
       Raw materials                                                                  $   1,427,466     $     785,795
       Work-in-process                                                                      636,176         1,023,521
       Finished goods                                                                       898,943           899,686
       Packaging supplies                                                                   304,864           241,174
                                                                                       ------------      ------------
                                                                                      $   3,267,449     $   2,950,176
                                                                                      =============     =============

NOTE 4.  FINANCIAL COVENANTS

The Company's letters of credit and bank line of credit require the Company, among other things, to meet certain covenants with respect to financial ratios and financial reporting. At December 31, 2000, the Company was not in compliance with certain covenants. On February 14, 2001, the Company obtained an appropriate waiver from the institution for these violations as of December 31, 2000 and the letters of credit and bank line of credit were amended to revise certain covenants.

NOTE 5. INCOME TAXES


     The provision for state and local income taxes for the six months ended December 31, 2000 was $33,000. The provision for federal income taxes for the six months ended December 31, 2000 was $103,000. The provisions for state and federal income taxes for the six months ended December 30, 1999 were offset by the recognition of previously reserved deferred tax assets related to net operating loss carryforwards.


NOTE 6. RELATED PARTY TRANSACTIONS


     The Company had sales of approximately $39,000 and $4,477,000 during the six months ended December 31, 2000 and 1999, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also paid sales commissions to the related party of approximately $225,000 for sales to third parties during the six months ended December 31, 2000. Accounts receivable includes amounts due from the related party of approximately $20,000 and $13,000 at December 31, 2000 and June 30, 2000, respectively. Accrued expenses includes amounts due to the related party of approximately $22,000 and $71,000 at December 31, 2000 and June 30, 2000, respectively.


NOTE 7. SETTLEMENT OF LAWSUIT

     Included in other income is $1,173,149 in income from the settlement of a lawsuit, net of fees, for the six months ended December 31, 2000. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.


NOTE 8. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999.

         Net sales for the three months ended December 31, 2000 ("Second Quarter Fiscal 2001") decreased by 27.2% to $2,285,091 from net sales of $3,138,722 in the three months ended December 31, 1999 ("Second Quarter Fiscal 2000"). Sales decreased during Second Quarter Fiscal 2001 due to decreased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by an increase in sales of the Company's prescription products. OTC sales decreased by approximately $1,288,000 from Second Quarter Fiscal 2000 to Second Quarter Fiscal 2001. Prescription sales increased by approximately $435,000 from Second Quarter Fiscal 2000 to Second Quarter Fiscal 2001.

         Cost of sales decreased by less than 1% to $1,881,320 in Second Quarter Fiscal 2001 from $1,895,563 in Second Quarter Fiscal 2000. Due to fixed overhead costs, the percentage decrease in cost of sales for the three months ended December 31, 1999 to the three months ended December 31, 2000 was lower than the percentage decrease in sales from the three months ended December 31, 1999 to the three months ended December 31, 2000. Gross profit margins for the three months ended December 31, 2000 and the three months ended December 31, 1999 were 21.5% and 39.6%, respectively. The decrease in the gross profit percentage is due to changes in the product sales mix, and the decrease in sales with lower absorption of fixed overhead costs.

         Research and development expenses increased by 10% to $376,756 for the three months ended December 31, 2000 from $342,762 for the three months ended December 31, 1999. This increase is a result of increased expenses relating to the Company' aggressive new product development program.

         Selling, general and administrative expenses decreased by 3.2% to $403,204 in Second Quarter Fiscal 2001 from $416,739 in Second Quarter Fiscal 2000.

         As a result of the foregoing, the Company reported an operating loss of $376,189 for Second Quarter Fiscal 2001, as compared to an operating profit of $483,658 for Second Quarter Fiscal 2000.

         The Company reported net loss of $415,031 for Second Quarter Fiscal 2001, $0.03 basic loss per share, $0.03 on a diluted basis, compared to net income of $381,434 for Second Quarter Fiscal 2000, $0.06 basic income per share, $0.03 on a diluted basis.


RESULTS OF OPERATIONS -- SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1999.

         Net sales for the six months ended December 31, 2000 decreased by 30.9% to $4,049,056 from net sales of $5,855,915 for the six months ended December 31, 1999. Sales decreased due to decreased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by a increase in sales of the Company's prescription products. OTC sales decreased by approximately $2,116,000 from the six months ended December 31, 1999 to the six months ended December 31, 2000. Prescription sales increased by approximately $309,000 from the six months ended December 31, 1999 to the six months ended December 31, 2000.

         Cost of sales decreased by 14.2%, to $3,042,199 for the six months ended December 31, 2000 from $3,544,978 for the six months ended December 31, 1999. The cost of sales decrease is due to a decrease in variable costs related to the decrease in sales for the six months ended December 31, 1999 to the six months ended December 31, 2000. Due to fixed overhead costs, the percentage decrease in cost of sales for the six months ended December 31, 1999 to the six months ended December 31, 2000 was lower than the percentage decrease in sales for the six months ended December 31, 1999 to the six months ended December 31, 2000. Gross profit margins for the six months ended December 31, 2000 and the six months ended December 31, 1999 were 24.9% and 39.5%, respectively. The decrease in the gross profit percentage is due to changes in the product sales mix, and the decrease in sales with lower absorption of fixed overhead costs.

         Research and development expenses increased by 13% to $722,236 for the six months ended December 31, 2000 from $639,064 for the six months ended December 31, 1999. This increase is a result of increased expenses relating to the Company's aggressive new product development program.

         Selling, general and administrative expenses increased by 8.8% to $815,832 for the six months ended December 31, 2000 from $749,618 for the six months ended December 31, 1999. This increase is a result of an increase in commissions to sales representatives for incremental sales programs.

         As a result of the foregoing, the Company reported an operating loss of $531,211 for the six months ended December 31, 2000, as compared to an operating profit of $922,255 for the six months ended December 31, 1999.

         Included in other income is $1,173,149 in income from the settlement of a lawsuit, net of fees, for the six months ended December 31, 2000. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.

         The Company's interest expense decreased to $395,605 for the six months ended December 31, 2000 from $456,271 for the six months ended December 31, 1999, as a result of principal repayments, and lower debt balances. See Liquidity and Capital Resources below.

         The Company reported net income of $167,197 for the six months ended December 31, 2000, $0.01 basic income per share, $0.01 on a diluted basis, compared to net income of $611,676 for the six months ended December 31, 1999, $0.11 basic income per share, $0.05 on a diluted basis.


LIQUIDITY AND CAPITAL RESOURCES --

         Net cash provided by operating activities of $114,192 during the six months ended December 31, 2000 was attributable to net income of $203,197 as adjusted for the effects of non-cash items of $459,499 and changes in operating assets and liabilities totaling ($548,504). Significant changes in operating assets and liabilities are comprised of: i) an increase in inventories of $317,273 due to increases in raw materials, offset by a decrease in work-in-process, ii) an decrease in prepaid expense and other assets of $391,579 due to the Company's settlement of a lawsuit in which previously deferred legal fees related to the suit were charged to operations in First Quarter Fiscal 2001, and iii) a decrease accounts payable of $490,432 due primarily to lower variable expenses related to the decrease in sales.

         The net cash used in investing activities consisted of $450,377 expended during the six months ended December 31, 2000 primarily for machinery and equipment. Future anticipated additional capital expenditure requirements will support the Company growth from new product introductions. As of December 31, 2000, approximately $1,652,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At December 31, 2000, the Company has $4,225,000 outstanding and $25,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to October 1, 2001. Accrued interest at December 31, 2000, and June 30, 2000 was $111,819 and $22,977, respectively.

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

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted for future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At December 31, 2000, the Company had $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 2000, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At December 31, 2000, the Company had $1,376,957 outstanding on the bonds, of which $703,746 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At December 31, 2000 no portion of the letter of credit has been utilized.

         The Company has a $2,000,000 line of credit from a bank. The line of credit was due October 31, 2000. As of February 14, 2001, the bank has verbally agreed to renew and extend the due date to November 30, 2001. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At December 31, 2000, the Company had $1,615,598 outstanding under the line of credit, including $135,387 of additional borrowings not yet recorded by the bank. At December 31, 2000, the Company had $384,402 available under the line of credit.

          The Company's letters of credit and bank line of credit require the Company, among other things, to meet certain covenants with respect to financial ratios and financial reporting. At December 31, 2000, the Company was not in compliance with certain covenants. On February 14, 2001, the Company obtained an appropriate waiver from the institution for these violations as of December 31, 2000 and the letters of credit and bank line of credit were amended to revise certain covenants.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of December 31, 2000, are sufficient to finance its level of operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


PROSPECTS FOR THE FUTURE

         As of December 31, 2000, fifteen additional products are under development. Three of these products are being developed and manufactured for other companies; and the other twelve products are being developed as part of the Lannett product line. Three of the Lannett products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. Five additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. The other three Lannett products represent new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products

                           PART II. OTHER INFORMATION


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

    (b) The Company filed a report on Form 8-K during the Quarter ended December 31, 2000. On October 25, 2000 the Company filed Form 8-K regarding the Company's settlement of a lawsuit. See Note 6, Settlement of Lawsuit, for additional information.

                                    SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     LANNETT COMPANY, INC.



Dated: January 26, 2001                     By:      /s/ Larry Dalesandro
                                                         ----------------
                                                     Larry Dalesandro
                                                     Chief Operating Officer

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

           10(a)             Loan Agreement dated August        Incorporated by reference to the Annual Report     -
                             30, 1991 between the               on Form 10-K f/y/e June 30, 1991
                             Company and William Farber

           10(b)             Amendment #1 to Loan               Incorporated by reference to Exhibit 10(b) to      -
                             Agreement dated March 15,          the Annual Report on Form 10-KSB f/y/e June 30,
                             1993                               1993 ("1993 Form 10-K")

           10(c)             Amendment #2 to Loan               Incorporated by reference to Exhibit 10(c) to      -
                             Agreement dated August 1,          the Annual Report on Form 10-KSB f/y/e June 30,
                             1994                               1994 ("1994 Form 10-K")

           10(d)             Amendment #3 to Loan               Incorporated by reference to Exhibit 10(d) to      -
                             Agreement dated May 15,            the Annual Report on Form 10-KSB f/y/e June 30,
                             1995                               1995 ("1995 Form 10-K")

           10(e)             Amendment #4 to Loan               Incorporated by reference to Exhibit 10(e) to      -
                             Agreement dated December           the Annual Report on Form 10-KSB f/y/e June 30,
                             31, 1995                           1996 ("1996 Form 10-K")

           10(f)             Amendment #5 to Loan               Incorporated by reference to Exhibit 10(f) to      -
                             Agreement dated June 30,           the Annual Report on Form 10-KSB f/y/e June 30,
                             1996                               1996 ("1996 Form 10-K")

                             Amendment #6 to Loan               Incorporated by reference to Exhibit 10(g) to
                             Agreement dated November 1,        the Annual Report on Form 10-KSB f/y/e
           10(g)             1996                               June 30, 1997 ("1997 Form 10-KSB")

           10(h)             Amendment #7 to Loan               Incorporated by reference to Exhibit 10(h) to
                             Agreement dated September          the Annual Report on 1997 Form 10-KSB
                             9, 1997

           10(i)             Amendment #8 to Loan               Incorporated by reference to Exhibit 10(i) to
                             Agreement dated June 30,           the Annual Report on Form 10-KSB f/y/e June 30,
                             1998                               1998 ("1998 Form 10-KSB")

           10(j)             Amendment #9 to Loan               Incorporated by reference to Exhibit 10(j) to

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
                             Agreement dated December           the Annual Report on Form 10-KSB f/y/e
                             30, 1998                           June 30, 1999 ("1999 Form 10-KSB")

           10(k)             Amendment #10 to Loan              Incorporated by reference to Exhibit 10(k) to
                             Agreement dated December           the Annual Report on Form 10-KSB f/y/e
                             31, 1999                           June 30, 1999 ("1999 Form 10-KSB")


           10(l)             Amendment #11 to Loan              Filed Herewith                                     19
                             Agreement dated October 1,
                             2000

           10(m)             Loan Agreement dated May 4,        Incorporated by reference to Exhibit 10(c) to      -
                             1993 between the Company           the 1993 Form 10-K
                             and Meridian Bank

           10(n)             Amendment to Loan                  Incorporated by reference to Exhibit 10(e) to      -
                             Documents between the              the Annual Report on Form 10-KSB f/y/e June 30,
                             Company and Meridian Bank          1994 ("1994 Form 10-K")
                             dated as of December 8, 1993

           10(o)             Letter Agreement between the       Incorporated by reference to Exhibit 10(f) to      -
                             Company and Meridian Bank          the Annual Report on Form 10-KSB f/y/e June 30,
                             dated December 21, 1993            1994 ("1994 Form 10-K")

           10(p)             Third Amendment to Loan            Incorporated by reference to Exhibit 10(g) to      -
                             Agreement dated as of June 9,      the Annual Report on Form 10-KSB f/y/e June 30,
                             1994                               1994 ("1994 Form 10-K")

           10(q)             Fourth Amendment to Loan           Incorporated by reference to Exhibit 10(i) to      -
                             Documents between the              the Annual Report on Form 10-KSB f/y/e June 30,
                             Company and Meridian Bank          1995 ("1995 Form 10-K")
                             as of October 27, 1994

           10(r)             Letter Agreement between the       Incorporated by reference to Exhibit 10(j) to      -
                             Company and Meridian Bank          the Annual Report on Form 10-KSB f/y/e June 30,
                             dated  October 27, 1994            1995 ("1995 Form 10-K")

           10(s)             Letter Agreement between the       Incorporated by reference to Exhibit 10(k) to      -
                             Company and Meridian Bank          the Annual Report on Form 10-KSB f/y/e June 30,
                             dated July 10, 1995                1995 ("1995 Form 10-K")

                             Amendment to Security              Incorporated by reference to Exhibit 10(l) to
                             Agreement between the              the Annual Report on Form 10-KSB f/y/e
           10(t)             Company and Meridian Bank          June 30, 1995 ("1995 Form 10-K")                   -
                             dated as of July 31, 1995

           10(u)             Line of Credit Note dated July     Incorporated by reference to Exhibit 10(m) to      -
                             31, 1995                           the Annual Report on Form 10-KSB f/y/e June 30,
                                                                1995 ("1995 Form 10-K")

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
           10(v)             Fifth Amendment to Loan            Incorporated by reference to Exhibit 10(n) to      -
                             Agreement dated July 31,           the Annual Report on Form 10-KSB f/y/e June 30,
                             1995                               1995 ("1995 Form 10-K")

           10(w)             Amendment to Loan                  Incorporated by reference to Exhibit 10(q) to      -
                             agreement between the              the Annual Report on Form 10-KSB f/y/e June 30,
                             Company and Meridian Bank,         1996 ("1996 Form 10-K")
                             dated March 5, 1996.

           10(x)             Amendment to Loan                  Incorporated by reference to Exhibit 10(h) to
                             agreement between the              the Annual Report on 1997 Form 10-KSB
                             Company and Corestates
                             Bank, dated March 20, 1997.

           10(y)             Amendment to Loan                  Incorporated by reference to Exhibit 10(h) to
                             agreement between the              the Annual Report on 1997 Form 10-KSB
                             Company and Corestates
                             Bank, dated March 20, 1997.

           10(z)             Amendment to Loan                  Incorporated by reference to Exhibit 10(h) to
                             agreement between the              the Annual Report on 1997 Form 10-KSB
                             Company and Corestates
                             Bank, dated May 23, 1997.

          10(aa)             Amendment to Loan                  Incorporated by reference to Exhibit 10(h) to
                             agreement between the              the Annual Report on 1997 Form 10-KSB
                             Company and Corestates
                             Bank, dated September 24,
                             1997.

          10(ab)             Amendment to Loan                  Incorporated by reference to Exhibit 10(h) to
                             agreement between the              the Annual Report on 1997 Form 10-KSB
                             Company and Corestates
                             Bank, dated December 10,
                             1997.

          10(ac)             Amendment to Loan                 Incorporated by reference to Exhibit 10(h) to
                             agreement between the             the Annual Report on 1997 Form 10-KSB
                             Company and Corestates
                             Bank, dated December 10,
                             1997.

          10(ad)             Amendment to Loan                 Incorporated by reference to Exhibit 10(aa) to
                             agreement between the             the Annual Report on 1998 Form 10-KSB
                             Company and Corestates
                             Bank, dated June 11, 1998.

          10(ae)             Amendment to Loan                 Incorporated by reference to Exhibit 10(ab) to
                             agreement between the             the Annual Report on 1998 Form 10-KSB

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
                             Company and Corestates
                             Bank, dated June 1998.

          10(af)             Line of Credit Note dated          Incorporated by reference to Exhibit 10(ad) to
                             March 11, 1999                     the Annual Report on 1999 Form 10-KSB

          10(ag)             Taxable Variable Rate              Incorporated by reference to Exhibit 10(ae) to
                             Demand/Fixed Rate Revenue          the Annual Report on 1999 Form 10-KSB
                             Bonds, Series of 1999

          10(ah)             Philadelphia Authority for         Incorporated by reference to Exhibit 10(af) to
                             Industrial Development Tax-        the Annual Report on 1999 Form 10-KSB
                             Exempt Variable Rate
                             Demand/Fixed Revenue
                             Bonds (Lannett Company, Inc.
                             Project) Series of 1999

          10(ai)             Reimbursement and                  Incorporated by reference to Exhibit 10(ag) to
                             Agreements supporting bond         the Annual Report on 1999 Form 10-KSB
                             issues

          10(aj)             Amendment No. 1 to                 Incorporated by reference to Exhibit 10(i) to
                             Reimbursement Agreement            the Annual Report on 1999 Form 10-KSB
                             and Waiver

          10(ak)             Employment Agreement               Incorporated by reference to Exhibit 10(ah) to
                             between the Company and            the Annual Report on 1994 Form 10-KSB
                             Vlad Mikijanic

          10(al)             Supply Agreement dated             Incorporated by reference to Exhibit 10(ad) to
                             January 14, 1997                   the Annual Report on 1998 Form 10-KSB

          10(am)             Supply Agreement dated             Incorporated by reference to Exhibit 10(ae) to
                             January 17, 1997                   the Annual Report on 1998 Form 10-KSB

          10(an)             Supply Agreement dated             Incorporated by reference to Exhibit 10(af) to
                             January 17, 1997                   the Annual Report on 1998 Form 10-KSB

          10(ao)             Supply Agreement dated             Incorporated by reference to Exhibit 10(ag) to
                             February 11, 1997                  the Annual Report on 1998 Form 10-KSB

          10(ap)             Supply Agreement dated May         Incorporated by reference to Exhibit 10(ah) to
                             27, 1997                           the Annual Report on 1998 Form 10-KSB

            11               Computation of Per Share           Filed Herewith                                     20
                             Earnings

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