Form 10QSB
period 2001-03-31
LANNETT CO INC
filed 2001-05-11
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


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

As of April 26, 2001, there were 13,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       March 31, 2001 (unaudited) and
                       June 30, 2000.............................................................................3

                       Consolidated Statements of Operations
                       for the three and nine months ended March 31, 2001
                       and 2000 (unaudited).......................................................................4

                       Consolidated Statements of Cash Flows
                       for the nine months ended March 31, 2001
                       and 2000 (unaudited).......................................................................5

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

         ITEM 5.   Other Information.............................................................................12

         ITEM 6.   Exhibits and Reports on Form 8-K..............................................................13

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (UNAUDITED)
ASSETS                                                                             3/31/01          06/30/00
------                                                                           -----------      -----------
CURRENT ASSETS:
         Cash                                                                    $        --      $        --
         Trade accounts receivable (net of allowance of $59,750 and $63,000)       1,669,327        1,047,518
         Inventories                                                               3,134,909        2,950,176
         Prepaid expenses                                                            133,333          495,961
         Deferred tax asset                                                           46,137           46,137
                                                                                 -----------      -----------

                  Total current assets                                             4,983,706        4,539,792
                                                                                 -----------      -----------

PROPERTY, PLANT AND EQUIPMENT                                                      8,584,308        7,652,539
Less accumulated depreciation                                                     (3,228,698)      (2,698,355)
                                                                                 -----------      -----------

                                                                                   5,355,610        4,954,184
                                                                                 -----------      -----------

RESTRICTED CASH                                                                    1,674,358        2,026,445

OTHER ASSETS                                                                         245,982          266,947

DEFERRED TAX ASSET                                                                   853,484        1,026,599
                                                                                 -----------      -----------

                  Total assets                                                   $13,113,140      $12,813,967
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit                                                          $ 1,906,233      $ 1,058,524
         Accounts payable                                                            373,114          747,200
         Accrued expenses                                                            315,075          494,499
         Current  portion of long-term debt                                          703,746          692,496
                                                                                 -----------      -----------
                  Total current liabilities                                        3,298,168        2,992,719
                                                                                 -----------      -----------

LONG-TERM DEBT, LESS CURRENT PORTION                                               4,256,031        4,605,350
                                                                                 -----------      -----------

LINE OF CREDIT - SHAREHOLDER                                                       4,225,000        4,225,000
                                                                                 -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock - authorized 50,000,000 shares par value $.001:
                  issued and outstanding, 13,206,128 shares                           13,206           13,206
         Additional paid-in capital                                                2,312,575        2,312,575
         Accumulated deficit                                                        (991,840)      (1,334,883)
                                                                                 -----------      -----------
                  Total shareholders' equity                                       1,333,941          990,898
                                                                                 -----------      -----------

                  Total liabilities and shareholders' equity                     $13,113,140      $12,813,967
                                                                                 ===========      ===========

                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                  --------------------------      -------------------------
                                                    3/31/01         3/31/00        3/31/01         3/31/00
                                                 ------------    ------------    ------------    ------------
NET SALES                                        $  2,640,448    $  3,207,215    $  6,689,504    $  9,063,130
COST OF SALES                                       1,425,882       1,999,904       4,468,081       5,544,882
                                                 ------------    ------------    ------------    ------------

Gross profit                                        1,214,566       1,207,311
                                                                                    2,221,423       3,518,248

RESEARCH AND DEVELOPMENT EXPENSES                     314,422         324,099       1,036,658         963,163
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                      449,367         399,600       1,265,199       1,149,218
                                                 ------------    ------------    ------------    ------------

                  Operating profit/(loss)             450,777         483,612         (80,434)      1,405,867
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of fees             --              --       1,173,149              --
Interest income-restricted                             25,158          34,740          82,022          88,232
Interest expense                                     (209,089)       (188,303)       (604,694)       (644,574)
                                                 ------------    ------------    ------------    ------------
                                                     (183,931)       (153,563)        650,477        (556,342)
                                                 ------------    ------------    ------------    ------------

INCOME BEFORE TAXES                              $    266,846    $    330,049    $    570,043    $    849,525
                                                 ------------    ------------    ------------    ------------

INCOME TAX EXPENSE/(BENEFIT)                     $     91,000    $    (96,052)   $    227,000    $   (188,252)

NET INCOME                                       $    175,846    $    426,101    $    343,043    $  1,037,777
                                                 ============    ============    ============    ============


BASIC INCOME PER SHARE                           $        .01    $        .03    $        .03    $        .08

DILUTED INCOME PER SHARE                         $        .01    $        .03    $        .03    $        .08

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                   13,206,128      13,206,128      13,206,128      13,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                   13,206,128      13,206,128      13,206,128      13,206,128



               See notes to the consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                    FOR THE NINE MONTHS ENDED
                                                                       3/31/01       3/31/00
                                                                    -----------    -----------
OPERATING ACTIVITIES:
    Net income                                                      $   343,043    $ 1,037,777
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                    562,092        501,325
       Deferred income tax expense/(benefit)                            173,115       (200,000)
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                       (621,809)       501,163
       Inventories                                                     (184,733)        33,205
       Prepaid expenses and other assets                                351,844         (5,636)
       Accounts payable                                                (374,086)      (230,015)
       Accrued expenses                                                (179,424)       (75,019)
                                                                    -----------    -----------

              Net cash provided by operating activities                  70,042      1,562,800
                                                                    -----------    -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                         (931,769)      (384,230)
    Decrease in cash restricted for capital expenditures                352,087         74,370
                                                                    -----------    -----------

       Net cash used in investing activities                           (579,682)      (309,860)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
    Net borrowings/(repayments) under line of credit                    847,709       (496,773)
    Repayments of accrued interest - shareholder                           --         (385,659)
    Repayments of debt                                                 (338,069)      (486,912)
                                                                    -----------    -----------

    Net cash provided by/(used in) financing activities                 509,640     (1,369,344)
                                                                    -----------    -----------

NET DECREASE IN CASH                                                         --       (116,404)

CASH, BEGINNING OF YEAR                                                      --        117,004
                                                                    -----------    -----------

CASH, END OF PERIOD                                                 $        --    $       600
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

    The results of operations for the three and nine months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

NOTE 2. NEW ACCOUNTING STANDARDS


In July 2000, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. There has been no accounting, or financial effect on the Company for the three and nine months ended March 31, 2001 with respect to this Statement. The Company will continue to analyze the impact, if any, of adopting SFAS No. 133 will have on its consolidated financial position and results of operations.

NOTE 3. INVENTORIES

    Inventories consist of the following:

                                              March 31,
                                                2001          June 30,
                                             (unaudited)        2000
                                             -----------     ----------
Raw materials                                $1,191,651      $  785,795
Work-in-process                                 853,918       1,023,521
Finished goods                                  868,409         899,686
Packaging supplies                              220,931         241,174
                                             ----------      ----------
                                             $3,134,909      $2,950,176
                                             ==========      ==========


NOTE 4. INCOME TAXES


     The provision for state and local income taxes for the nine months ended March 31, 2001 was $57,000. The provision for federal income taxes for the nine months ended March 31, 2001 was $170,000. The provisions for state and federal income taxes for the nine months ended March 31, 2000 were offset by the recognition of previously reserved deferred tax assets related to net operating loss carryforwards.


NOTE 5. RELATED PARTY TRANSACTIONS


     The Company had sales of approximately $76,000 and $4,838,000 during the nine months ended March 31, 2001 and 2000, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also paid sales commissions to the related party of approximately $297,000 and $47,000 for sales to third parties during the nine months ended March 31, 2001 and 2000, respectively. Accounts receivable includes amounts due from the related party of approximately $28,000 and $13,000 at March 31, 2001 and June 30, 2000, respectively. Accrued expenses includes amounts due to the related party of approximately $36,000 and $71,000 at March 31, 2001 and June 30, 2000, respectively.


NOTE 7. SETTLEMENT OF LAWSUIT

     Included in other income is $1,173,149 in income from the settlement of a lawsuit, net of fees, for the nine months ended March 31, 2001. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.


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

         RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000.

         Net sales for the three months ended March 31, 2001 ("Third Quarter Fiscal 2001") decreased by 17.7% to $2,640,448 from net sales of $3,207,215 in the three months ended March 31, 2000 ("Third Quarter Fiscal 2000"). Sales decreased during Third Quarter Fiscal 2001 due to decreased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by an increase in sales of the Company's prescription products. OTC sales decreased by approximately $941,000 from Third Quarter Fiscal 2000 to Third Quarter Fiscal 2001. Prescription sales increased by approximately $375,000 from Third Quarter Fiscal 2000 to Third Quarter Fiscal 2001.

         Cost of sales decreased by 28.7% to $1,425,882 in Third Quarter Fiscal 2001 from $1,999,904 in Third Quarter Fiscal 2000. Gross profit margins for the three months ended March 31, 2001 and the three months ended March 31, 2000 were 46.0% and 37.6%, respectively. The increase in the gross profit percentage is due to changes in the product sales mix.

         Research and development expenses decreased by less than 3% to $314,422 for the three months ended March 31, 2001 from $324,099 for the three months ended March 31, 2000.

         Selling, general and administrative expenses increased by 12.5% to $449,367 in Third Quarter Fiscal 2001 from $399,600 in Third Quarter Fiscal 2000. This increase is a result of increases in commissions to sales representatives for incremental sales programs and expenses relating to employee benefits.

         As a result of the foregoing, the Company reported an operating profit of $450,777 for Third Quarter Fiscal 2001, as compared to an operating profit of $483,612 for Third Quarter Fiscal 2000.

         Interest expense increased by 11.0% to $209,089 in Third Quarter Fiscal 2001 from $188,303 in Third Quarter Fiscal 2000. This increase is due mainly to an increase in bank interest rates.

         Income tax expense increased to $91,000 in Third Quarter Fiscal 2001 from a tax benefit of $96,052 in Third Quarter Fiscal 2000. The prior year benefit amount reflected the Company's recognition of additional deferred tax asset related to net operating loss carryforwards. The current year expense represents the Company's recognition of income tax related to current year operations.

         The Company reported net income of $175,846 for Third Quarter Fiscal 2001, $0.01 basic income per share, $0.01 on a diluted basis, compared to net income of $426,101 for Third Quarter Fiscal 2000, $0.03 basic income per share, $0.03 on a diluted basis.


RESULTS OF OPERATIONS -- NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2000.

         Net sales for the nine months ended March 31, 2001 decreased by 26.2% to $6,689,504 from net sales of $9,063,130 for the nine months ended March 31, 2000. Sales decreased due to decreased sales of the Company's Over-The-Counter ("OTC") product line, offset partially by an increase in sales of the Company's prescription products. OTC sales decreased by approximately $3,057,000 from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. Prescription sales increased by approximately $684,000 from the nine months ended March 31, 2000 to the nine months ended March 31, 2001.

         Cost of sales decreased by 19.4%, to $4,468,081 for the nine months ended March 31, 2001 from $5,544,882 for the nine months ended March 31, 2000. The cost of sales decrease is due to a decrease in variable costs related to the decrease in sales for the nine months ended March 31, 2000 to the nine months ended March 31, 2001. Due to fixed overhead costs, the percentage decrease in cost of sales for the nine months ended March 31, 2000 to the nine months ended March 31, 2001 was lower than the percentage decrease in sales for the same period. Gross profit margins for the nine months ended March 31, 2001 and the nine months ended March 31, 2000 were 33.2% and 38.8%, respectively. The decrease in the gross profit percentage is due to changes in the product sales mix and the decrease in sales with lower absorption of fixed overhead costs.

         Research and development expenses increased by 7.6% to $1,036,658 for the nine months ended March 31, 2001 from $963,163 for the nine months ended March 31, 2000. This increase is a result of increased expenses relating to the Company's aggressive new product development program.

         Selling, general and administrative expenses increased by 10.1% to $1,265,199 for the nine months ended March 31, 2001 from $1,149,218 for the nine months ended March 31, 2000. This increase is a result of an increase in commissions to sales representatives for incremental sales programs.

         As a result of the foregoing, the Company reported an operating loss of $80,434 for the nine months ended March 31, 2001, as compared to an operating profit of $1,405,867 for the nine months ended March 31, 2000.

         Included in other income is $1,173,149 in income from the settlement of a lawsuit, net of fees, for the nine months ended March 31, 2001. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.

         The Company's interest expense decreased to $604,694 for the nine months ended March 31, 2001 from $644,574 for the nine months ended March 31, 2000, as a result of principal repayments and lower debt balances. See Liquidity and Capital Resources below.

         Income tax expense increased to $227,000 for the nine months ended March 31, 2001 from a tax benefit of $188,252 for the nine months ended March 31, 2000. The prior year benefit amount reflected the Company's recognition of additional deferred tax asset related to net operating loss carryforwards. The current year expense represents the Company's recognition of income tax related to current year operations.

         The Company reported net income of $343,043 for the nine months ended March 31, 2001, $0.03 basic income per share, $0.03 on a diluted basis, compared to net income of $1,037,777 for the nine months ended March 31, 2000, $0.08 basic income per share, $0.08 on a diluted basis.


LIQUIDITY AND CAPITAL RESOURCES --

         Net cash provided by operating activities of $70,042 for the nine months ended March 31, 2001 was attributable to net income of $343,043 as adjusted for the effects of non-cash items of $735,207 and changes in operating assets and liabilities totaling ($1,008,208). Significant changes in operating assets and liabilities are comprised of: i) an increase in trade accounts receivable of $621,809 due to better credit terms offered to new customers, ii) an increase in inventories of $184,733 due to increases in raw materials, offset by a decrease in work-in-process, iii) a decrease in prepaid expense and other assets of $351,844 due to the Company's settlement of a lawsuit in which previously deferred legal fees related to the suit were charged to operations in First Quarter Fiscal 2001, and iv) a decrease in accounts payable of $374,086 due primarily to lower variable expenses related to the decrease in sales.

         The net cash used in investing activities consisted of $931,769 expended during the nine months ended March 31, 2001 primarily for machinery and equipment. As of March 31, 2001, approximately $1,674,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At March 31, 2001, the Company has $4,225,000 outstanding and $25,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to December 1, 2001. Accrued interest at March 31, 2001 and June 30, 2000 was $105,163 and $22,977, respectively.

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

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted for future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At March 31, 2001, the Company had $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2001, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At March 31, 2001, the Company had $1,259,777 outstanding on the bonds, of which $703,746 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At March 31, 2001 no portion of the letter of credit has been utilized.

         The Company has a $2,000,000 line of credit from a bank. The line of credit expires on November 30, 2001, at which time the Company expects to renew and extend the line. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At March 31, 2001, the Company had $1,906,233 outstanding under the line of credit. At March 31, 2001, the Company had $93,767 available under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of March 31, 2001, are sufficient to finance its level of operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


PROSPECTS FOR THE FUTURE

         As of March 31, 2001, nineteen additional products are under development. Three of these products are being developed and manufactured for other companies; and the other sixteen products are being developed as part of the Lannett product line. Six of the Lannett products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. Four additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. The other six Lannett products represent new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products

                           PART II. OTHER INFORMATION


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

    (b) The Company did not filed any reports on Form 8-K during the Quarter ended March 31, 2001.

                                    SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            LANNETT COMPANY, INC.



Dated: April 26, 2001                       By: / s / Larry Dalesandro
                                                ------------------------------
                                                Larry Dalesandro
                                                Chief Operating Officer

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

           10(g)             Amendment #6 to Loan               Incorporated by reference to Exhibit 10(g) to
                             Agreement dated November 1,        the Annual Report on Form 10-KSB f/y/e June
                             1996                               30, 1997 ("1997 Form 10-KSB")

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

           10(j)             Amendment #9 to Loan               Incorporated by reference to Exhibit 10(j) to

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
                             Agreement dated December 30,       the Annual Report on Form 10-KSB f/y/e June 30,
                             1998                               1999 ("1999 Form 10-KSB")

           10(k)             Amendment #10 to Loan Agreement    Incorporated by reference to Exhibit 10(k) to
                             dated December 31, 1999            the Annual Report on Form 10-KSB f/y/e June
                                                                30, 1999 ("1999 Form 10-KSB")

           10(l)             Amendment #11 to Loan Agreement    Incorporated by reference to Exhibit 10(l) to
                             dated October 1, 2000              the Form 10-QSB for Quarter ended December 31,
                                                                2000

           10(m)             Loan Agreement dated May 4, 1993   Incorporated by reference to Exhibit 10(c) to
                             between the Company and Meridian   the 1993 Form 10-K
                             Bank

           10(n)             Amendment to Loan Documents        Incorporated by reference to Exhibit 10(e) to      -
                             between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                             Bank dated as of December 8, 1993  1994 ("1994 Form 10-K")

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

           10(t)             Amendment to Security Agreement    Incorporated by reference to Exhibit 10(l) to      -
                             between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e
                             Bank dated as of July 31, 1995     June 30, 1995 ("1995 Form 10-K")

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

           10(w)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(q) to      -
                             between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                             Bank, dated March 5, 1996.         1996 ("1996 Form 10-K")

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

          10(ac)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(h) to
                             between the Company and            the Annual Report on 1997 Form 10-KSB
                             Corestates Bank, dated December
                             10, 1997.

          10(ad)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(aa) to
                             between the Company and            the Annual Report on 1998 Form 10-KSB
                             Corestates Bank, dated June 11,
                             1998.

          10(ae)             Amendment to Loan agreement        Incorporated by reference to Exhibit 10(ab) to
                             between the                        the Annual Report on 1998 Form 10-KSB

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
                             Company and Corestates
                             Bank, dated June 1998.

          10(af)             Line of Credit Note dated March    Incorporated by reference to Exhibit 10(ad) to
                             11, 1999                           the Annual Report on 1999 Form 10-KSB

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

          10(ai)             Reimbursement and Agreements       Incorporated by reference to Exhibit 10(ag) to
                             supporting bond issues             the Annual Report on 1999 Form 10-KSB

          10(aj)             Amendment No. 1 to Reimbursement   Incorporated by reference to Exhibit 10(i) to
                             Agreement and Waiver               the Annual Report on 1999 Form 10-KSB

          10(ak)             Employment Agreement between the   Incorporated by reference to Exhibit 10(ah) to
                             Company and Vlad Mikijanic         the Annual Report on 1994 Form 10-KSB

          10(al)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ad) to
                             14, 1997                           the Annual Report on 1998 Form 10-KSB

          10(am)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
                             17, 1997                           the Annual Report on 1998 Form 10-KSB

          10(an)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
                             17, 1997                           the Annual Report on 1998 Form 10-KSB

          10(ao)             Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
                             11, 1997                           the Annual Report on 1998 Form 10-KSB

          10(ap)             Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
                             1997                               the Annual Report on 1998 Form 10-KSB

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