Form 10KSB
period 2001-06-30
LANNETT CO INC
filed 2001-09-27
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------

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

         The issuer had net sales of $12,090,993 for the fiscal year ended June 30, 2001.

         As of September 10, 2001, the aggregate market value of the voting stock held by non-affiliates was approximately $23,045,000 computed by reference to the average of the bid and asked prices of such stock as quoted by the National Quotations Bureau, Inc.

         As of August 10, 2001, there were 13,206,128 shares of the issuer's common stock, $.001 par value, outstanding.

                                                              Page 1 of 38 pages
                                                        Exhibit Index on Page 33

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

         During the year ended June 30, 2001, the use of the Company's manufacturing capacity remained consistent as compared to the prior year. Certain manufacturing departments are operating at full utilization (utilizing one shift) and certain departments are operating on a limited second shift. The hiring of additional personnel, and the renovation of excess storage space to be used for manufacturing purposes will allow for increased efficiency and utilization of equipment and should be sufficient to accommodate increased production needs during Fiscal 2002. On December 19, 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility. In January 2001, the Company extended this lease through April 30, 2004. This facility houses research and development, and warehousing operations, and is an addition to the Company's primary manufacturing facility, located at the Company's headquarters.

         PRINCIPAL PRODUCTS.

         During Fiscal 2001, the Company manufactured and distributed nine products: (i) Butalbital Compound Capsules ("BCC"), a generic version of Novartis Pharmaceutical Corporation's Fiorinal(R); an analgesic primarily used for the treatment of migraine headaches, (ii) Primidone, 250-mg tablets, and
(iii) 50-mg tablets, generic versions of American Home Product's Mysoline(R) an anti-convulsant, (iv) Dicyclomine Hydrochloride USP, 10-mg capsules, and (v) 20-mg tablets, generic versions of Hoechst Marion Roussel's Bentyl(R), an antispasmodic and anticholinergic agent, (vi) Acetazolamide Tablets USP, a generic version of Wyeth-Ayerst's Diamox(R), an enzyme inhibitor used to treat congestive heart failure, and other conditions, (vii) Pseudoephedrine Hydrochloride 60-mg tablets, (viii) Pseudoephedrine Hydrochloride 30-mg tablets and (ix) Guafenesin/Ephedrine 25/200-mg tablets, both cough/cold preparations. In addition to these nine products, Lannett also distributed five other products, under its label, which were manufactured by another company.

         Twenty-two additional products are currently under development. Three of these products are being developed and manufactured for another company; and the other nineteen products are being developed as part of the Lannett product line. Five of the Lannett products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. Seven additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. The other seven Lannett products represent new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

         RAW MATERIALS.

         The raw materials used by the Company in the manufacture of pharmaceutical products consist of pharmaceutical chemicals in various forms, which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. Two suppliers, Ganes Chemicals and BI Chemicals Inc., accounted for approximately 27% and 24%, and 15% and 41%, respectively, of the Company's raw material purchases in Fiscal 2001 and Fiscal 2000. The raw materials purchased from these suppliers are available from a number of vendors.

         DISTRIBUTION.

         The Company sells its pharmaceutical products primarily to wholesalers, distributors, warehousing chains, retail chains and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. One customer accounted for approximately 24% of net sales in Fiscal 2001. Two customers accounted for approximately 42% and 11%, respectively, of net sales in Fiscal 2000. As the Company introduces additional products, it expects to broaden its customer base.

         COMPETITION.

         The manufacture and distribution of pharmaceutical products is a highly competitive industry. Competition in the pharmaceutical industry is primarily based on quality, price and service. The Company intends to compete primarily on this basis, as well as flexibility, availability of inventory, and by the fact that the Company's products are only available from a limited number of competitors. The modernization of its facilities, hiring of experienced staff, and implementation of inventory and quality control programs have improved the Company's competitive position over the past five years.

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

         ABBREVIATED NEW DRUG APPLICATIONS ("ANDA"). An ANDA is similar to an NDA, except that the FDA waives the requirement of complete clinical studies of safety and efficacy, although it may require bioavailability and bioequivalence studies. This process normally takes approximately 18 months. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares one drug product with another, and when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved equivalent drug. Under the Drug Price Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug, regardless of when such other drug was approved. The Drug Price Act, in addition to establishing a new ANDA procedure, created statutory protections for approved brand name drugs. Under the Drug Price Act, an ANDA for a generic drug may not be made effective until all relevant products and use patents for the equivalent brand name drug have expired or have been determined to be invalid. Prior to enactment of the Drug Price Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Drug Price Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDA's for generic drugs cannot become effective or, under certain circumstances, cannot be filed if the equivalent brand name drug was approved after December 31, 1981.

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

         The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and, to the extent that its business operations entail the generation, storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants, the Company may be subject to various federal, state and local environmental protection laws and regulations. The Company monitors its compliance with all environmental laws. Any compliance costs, which may be incurred, are contingent upon the results of future site monitoring and will be charged against operations when incurred. The Company incurred no monitoring costs during the years ended June 30, 2001 and 2000.

         RESEARCH AND DEVELOPMENT.

         During Fiscal 2001 and Fiscal 2000, the Company incurred research and development costs of approximately $1,403,000 and $1,277,000, respectively.

         EMPLOYEES.

         The Company currently employs 94 employees, all of whom are full-time.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's general business offices, laboratory and manufacturing and distribution facilities are located in a facility owned by the Company at 9000 State Road, Philadelphia, Pennsylvania. This facility was extensively renovated during Fiscal 1993 and Fiscal 1992 and is approximately 31,000 square feet, located on four and one half (4-1/2) acres. The Company had increased its warehousing activities beyond the capacity of its current facility. As a result, on December 19, 1997, it entered into a three-year and three-month lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. The leased facility is located approximately 1.5 miles from its main operating facility. This new leased facility houses research and development, and warehousing operations. The Company has renewed and extended the lease term through April 30, 2004.


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

         EMPLOYEE CLAIMS. A claim of retaliatory discrimination has been filed by a former employee with the Pennsylvania Human Relations Commission ("PHRC"), and the Equal Employment Opportunity Commission ("EEOC"). The Company has denied liability in this matter. The PHRC has made a determination that the complaint against the Company should be dismissed because the facts do not establish probable cause of the allegations of discrimination. The matter is still pending before the EEOC. Management believes that the outcome of this claim will not have a material adverse impact on the financial position of the Company.

         Additionally, two separate claims of discrimination have been filed against the Company with the PHRC and the EEOC. The Company was notified of the Complaints in June 2001 and July 2001, respectively. The Company has filed answers with the PHRC and EEOC denying the allegations. The PHRC and the EEOC are investigating the claims pursuant to their normal procedures. Management believes that the outcomes of these claims also will not have material adverse impacts on the financial position of the Company.

         DES CASES. The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. Management believes that the outcome of these cases will not have a material adverse impact on the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of the Company's security holders during the quarter ended June 30, 2001 and since the annual meeting of shareholders held March 1, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION.

         The Company's common stock trades in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by Pink Sheets LLC. The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock during Fiscal 2001 and 2000 as quoted by Pink Sheets LLC. Such quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

---------------------------------------------------------------------------------------------------------------------
                         FISCAL YEAR ENDED JUNE 30, 2001
                         -------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                           HIGH                   LOW
                                                                           ----                   ---
First quarter........................................................      $0.63                 $0.53
Second quarter.......................................................      $0.81                 $0.44
Third quarter........................................................      $0.75                 $0.44
Fourth quarter.......................................................      $1.25                 $0.61

                         FISCAL YEAR ENDED JUNE 30, 2000
                         -------------------------------
                                                                           HIGH                   LOW
                                                                           ----                   ---
First quarter........................................................      $1.25                 $0.81
Second quarter.......................................................       1.22                  0.63
Third quarter........................................................       1.22                  0.75
Fourth quarter.......................................................       1.06                  0.63


         HOLDERS.

         The number of holders of record of the Company's common stock as of August 21, 2001 was 399.

         DIVIDENDS.

         The Company did not pay any cash dividends in Fiscal 2001 or 2000. The Company intends to use all available funds for the Company's working capital and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In addition to historical information, this Form 10-KSB contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-QSB to be filed by the Company in Fiscal 2001, and any Current Reports on Form 8-K filed by the Company.

         RESULTS OF OPERATIONS - FISCAL 2001 TO FISCAL 2000.

         Net sales for Fiscal 2001 increased by 4.7% to $12,090,993 from net sales of $11,553,457 in Fiscal 2000. Sales increased during Fiscal 2001 due to increased sales of the Company's prescription (Rx) product line, offset partially by a decrease in sales of the Company's Over-The-Counter ("OTC") products. In the fourth quarter of Fiscal 2001, the Company increased its sales volume by successfully marketing a new product and increasing its volume on certain other Rx products. Rx sales increased by $4.2 million from Fiscal 2000 to Fiscal 2001. Sales of OTC products decreased by approximately $3.6 million from Fiscal 2000 to Fiscal 2001. Net sales derived from the contract development and manufacturing agreement represents approximately $9,000 and $42,000 for Fiscal 2001 and Fiscal 2000, respectively. As the Company introduces additional products, it expects to continue increasing Rx product sales.

         Cost of sales decreased by 9.1%, to $6,534,764 in Fiscal 2001 from $7,186,289 in Fiscal 2000. The cost of sales decrease is due to a decrease in raw material costs as a result of the change in the product sales mix. Gross profit margins for Fiscal 2001 and Fiscal 2000 were 46.0% and 37.8%, respectively. The increase in the gross profit percentage is due to the change in the product sales mix.

         Research and development expenses increased by 9.9% to $1,402,900 in Fiscal 2001 from $1,277,075 in Fiscal 2000 due to more aggressive new product development activities. Selling, general and administrative expenses increased by 32.9% to $2,014,004 in Fiscal 2001 from $1,515,068 in Fiscal 2000 due to increases in sales commission expense, and service charges related to banking activities.

         As a result of the foregoing, the Company reported an operating profit of $2,139,325 for Fiscal 2001, as compared to an operating profit of $1,575,025 for Fiscal 2000.

         The Company's interest expense, net of interest income, remained relatively constant at $680,962 for Fiscal 2001 compared to $690,258 for Fiscal 2000. See Liquidity and Capital Resources below.

         Included in other income during Fiscal 2001 is $1,170,686 in income from the settlement of a lawsuit, net of fees. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. The Company alleged that the breach of contract delayed the introduction of one of its products into the marketplace. The Company and the defending party settled the suit prior to trial. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.

         During Fiscal 2001, the Company provided for federal and state income tax expense of $1,007,522. During Fiscal 2000, the Company recorded net income tax benefits of $465,330.

         The Company reported net income of $1,524,787 for Fiscal 2001, $0.12 basic income per share, $0.12 on a diluted basis, compared to net income of $1,350,097 for Fiscal 2000, $0.10 basic income per share, $0.10 on a diluted basis.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities of $452,843 during Fiscal 2001 was attributable to net income of $1,524,787 as adjusted for the effects of non-cash items of $1,594,405 and a negative net changes in operating assets and liabilities totaling $2,666,349. Significant changes in operating assets and liabilities are comprised of: i) an increase in accounts receivable of $3,269,069 due to a significant increase in sales in the last quarter of Fiscal 2001, ii) an increase in inventories of $205,933 due to an increase of raw materials in anticipation of increased sales levels in Fiscal 2002, and iii) a decrease in prepaid expenses and other assets of $364,927 due to the Company's capitalization of fees incurred in Fiscal 2000 associated with a lawsuit that the Company settled subsequent to June 30, 2000. The Company charged these legal fees to operations in Fiscal 2001, thereby matching the expenses to the income recognized in Fiscal 2001.

         The net cash used in investing activities consisted mainly of $1,488,741 expended during Fiscal 2001 primarily for machinery and equipment. The Company has budgeted for $1,300,000 in capital expenditures in Fiscal 2002. The anticipated additional capital expenditure requirements will support the Company's growth related to new product introductions. As of June 30, 2001, approximately $1,226,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a $4,250,000 revolving line of credit from its principal shareholder William Farber, who is also the Chairman of the Board ("Shareholder Line of Credit"). At June 30, 2001, the Company has $4,225,000 outstanding and $25,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to December 1, 2001. Accrued interest at June 30, 2001, and June 30, 2000 was $0 and $22,977, respectively.

         The Company also had a convertible debenture available to it by Mr. Farber. The maturity date of the shareholder debenture was December 23, 1999. On December 22, 1999, William Farber elected to convert the debenture into shares of common stock of the Company. The shareholder debenture and accrued interest was convertible at the rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness. The principal balance on the debenture at the time of conversion was $2,000,000, and the interest on the debenture was paid to date; therefore the transaction converted the $2,000,000 of indebtedness to 8,000,000 shares of the Company's common stock.

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Trust Indenture requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At June 30, 2001, the Company has $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2001, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to Mr. Farber and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in June 1999 and continuing through May 2003, the year the bonds mature. At June 30, 2001, the Company has $848,222 outstanding on the bonds, of which $728,330 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $1,690,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At June 30, 2001, no portion of the letter of credit has been utilized.

         The Company has a $2,000,000 line of credit from a bank. The line of credit is due November 30, 2001, at which time the Company plans to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At June 30, 2001, the Company had $2,000,000 outstanding and no further availability under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of June 30, 2001, are sufficient to finance its level of operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.



                  PROSPECTS FOR THE FUTURE

         As described above, twenty-two additional products are currently under development. Three of these products are being developed and manufactured for another company; and the other nineteen products are being developed as part of the Lannett product line. Five of the Lannett products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. Seven additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. The other seven Lannett products represent new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.


ITEM 7.           FINANCIAL STATEMENTS

         The Consolidated Financial Statements for the years ended June 30, 2001 and 2000 and Independent Auditor Report filed as a part of this Form 10-KSB are listed in the "Index to Financial Statements" filed herewith.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         DIRECTORS AND EXECUTIVE OFFICERS.

         The directors and executive officers of the Company are set forth below:

------------------------------------ -------- -------------------------------------------------
                                       Age                        Position
                                       ---                        --------
------------------------------------ -------- -------------------------------------------------
Directors:
---------
William Farber                         70                  Chairman of the Board

Marvin Novick                          70                         Director

Arthur P. Bedrosian                    54                         Director


Other Executive Officers:
------------------------

Larry Dalesandro                       29                 Chief Operating Officer

Alan Saidel                            42       Vice President - Operations & Manufacturing

Eugene Livshits                        46            Vice President - Technical Affairs



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

         MARVIN NOVICK was elected a Director of the Company in February 2000. Mr. Novick has been an advisor, consultant and financial planner for multiple companies in the past thirty-five years. He is currently President of R&M Resources, Inc., an investment company. Previously, he has held the positions of Vice Chairman of Dura Corporation, a major automotive supplier, Partner of international accounting firm J.K. Lasser & Co., and Touche Ross & Co., Chief Financial Officer and Director of Meadowbrook Insurance Group, and Senior Vice President of Michigan Blue Shield, a major healthcare organization. Mr. Novick holds Bachelor's and Master's Degrees, and is a member of the American Institute of Certified Public Accountants.

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

         LARRY DALESANDRO was elected Chief Operating Officer of the Company in November 1999. Mr. Dalesandro joined Lannett Company in January 1999 to manage the Company's financial operations. Previously, he was the Chief Financial Officer of Criterion Communications, Inc., a technology and new media services firm, Controller of Crown Contractors, Inc., a contract construction company, and Senior Auditor of Grant Thornton LLP, an international professional services firm. Mr. Dalesandro graduated Magna Cum Laude with a Bachelor's of Science Degree in Accountancy from Villanova University, and is a Certified Public Accountant.

         ALAN SAIDEL was elected Vice President Operations & Manufacturing in July 1998. Mr. Saidel joined the Company in February 1996 as Director of Operations & Manufacturing. Mr. Saidel has 18 years of experience in the pharmaceutical industry. Mr. Saidel has previously been employed at Barr Laboratories Inc., Mutual Pharmaceuticals Inc. and Pal-Pak Inc, where he held the position of Director of Operations. Mr. Saidel's employment with the Company was terminated on December 29, 2000.

         EUGENE LIVSHITS was elected Vice President Technical Affairs in November 1999. Dr. Livshits joined the Company in February 1997 as Director of Analytical Services. Dr Livshits has 25 years of experience in Analytical Services and Technical Affairs in the pharmaceutical industry. Dr. Livshits has previously been employed at Mutual Pharmaceutical Inc., PharmaKinetics Labs, Pal-Pak Inc., and Glenwood-Palisades Inc., where he held management and Director positions in Analytical Services. Dr. Livshits holds a Ph.D. from Moscow University.

         To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer during the past five years.




ITEM 10.          EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation paid to or earned by the executive officers of the Company for Fiscal 2001, Fiscal 2000 and Fiscal 1999. There are no other executive officers whose total salary and bonus for services rendered to the Company or any subsidiary exceeded $100,000 during Fiscal 2001.

====================================================================================================================================
                                                                                Long Term Compensation
                                                                          -------------------------------------------
                          Annual Compensation                                             Awards             Payouts
---------------------------------------------------------------------------------------------------------------------
       (A)                   (B)         (C)           (D)            (E)             (F)          (G)         (H)           (I)
    Name and                                                                        Restricted                 LTIP       All Other
    Principal             Fiscal                                 Other Annual         Stock     Options/S     Payouts   Compensation
    Position               Year         Salary        Bonus      Compensation        Award(s)      ARs        Amount       Amount
    --------               ----         ------        -----      ------------        --------      ---        ------       ------
William Farber             2001             0              0            0               0            0           0             0
Chairman of                2000             0              0            0               0            0           0             0
the Board                  1999             0              0            0               0            0           0             0

Larry Dalesandro(5)        2001       102,049(3)       5,000        3,600(1)            0       10,000(7)        0             0
Chief Operating            2000        78,951(3)       5,000        3,600(1)            0       10,000(7)        0             0
Officer                    1999             0              0            0               0                        0             0

Eugene Livshits(5)         2001       109,669(3)       5,000        3,600(1)            0       12,000(7)        0             0
Vice President/            2000        96,043(3)       2,000        2,631(1)            0       12,000(7)        0             0
Technical Affairs          1999             0              0            0               0            0           0             0

Vlad Mikijanic             2001             0              0            0               0            0           0             0
Vice President/            2000        45,454(3)           0            0               0            0           0             0
Technical Affairs(2)       1999       121,528(3)       2,000        7,200(1)            0            0           0             0
====================================================================================================================================

Jeffrey M. Moshal          2001             0              0            0               0            0           0             0
Chief Operating            2000        74,338(3)           0        3,000(1)            0            0           0             0
Officer(2)                 1999       122,768(3)       2,000        7,200(1)            0      100,000(4)        0             0
====================================================================================================================================
Alan Saidel(2)             2001        65,879(3)       2,000        3,876(1)            0       50,000(4)        0          6,500(6)
Vice President/            2000       125,458(3)       2,500        7,200(1)            0       50,000(4)                  13,000(6)
Manufacturing &            1999       113,526(3)       2,000        7,200(1)            0       50,000(4)                  13,000(6)
Operations
====================================================================================================================================

         (1)      Represents auto allowance.

         (2) Mr. Mikijanic's employment with the Company was terminated on May 14, 1999. His salary for fiscal year 2000 represents severance pay. Mr. Moshal's employment with the Company was terminated on November 23, 1999. Mr. Saidel's employment with the Company was terminated on December 29, 2000.

         (3) Includes payments to the Company's 401(k) Plan (3% of eligible compensation).

         (4) The options represent 100,000 and 50,000 incentive stock options which were granted to Mr. Moshal and Mr. Saidel, respectively on October 13, 1997 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after October 13, 1998, one-third on or after October 13, 1999 and one-third on or after October 13, 2000. Mr. Moshal forfeited his options as a result of his termination from the Company. The forfeiture was effective on February 23, 2000. Mr. Saidel forfeited his options as a result of his termination from the Company. The forfeiture was effective on March 30, 2001.

         (5) Mr. Dalesandro was elected as an officer of the Company on November 1, 1999. Mr. Livshits was elected as an officer of the Company on November 1, 1999.

         (6)      Represents compensation for living expenses.

         (7) The options represent 10,000 and 12,000 incentive stock options which were granted to Mr. Dalesandro and Mr. Livshits, respectively on November 1, 2000 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after November 1, 2000, one-third on or after November 1, 2001 and one-third on or after November 1, 2002. At August 10, 2001, the aggregate market value of these restricted stock holdings is $38,390 (computed by reference to the average closing bid and ask prices of such stock as quoted by Pink Sheets LLC).

         OPTION EXERCISES AND YEAR END OPTION VALUES

====================================================================================================================

           (a)                    (b)                (c)                   (d)                         (e)
                                                                                                    VALUE OF
                                                                                                   UNEXERCISED
                                                                  NUMBER OF SECURITIES            IN-THE-MONEY
                                SHARES                           UNDERLYING UNEXERCISED            OPTIONS AT
                               ACQUIRED                             OPTIONS AT FY-END                FY-END
                                  ON                VALUE             EXERCISABLE/                EXERCISABLE/
        NAME                   EXERCISE           REALIZED            UNEXERCISABLE              UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------

====================================================================================================================
Larry Dalesandro                   -                  -                 3,333(1)/                      -
Chief Operating Officer                                                 6,667(1)                       -
====================================================================================================================
Eugene Livshits                                                         4,000(1)/                      -
Vice President - of                -                 -                  8,000(1)                       -
Technical Affairs
====================================================================================================================




         (1)

         The options represents an aggregate of 10,000 and 12,000 incentive stock options which were granted to Mr. Dalesandro and Mr. Livshits, respectively on November 1, 2000 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after November 1, 2000, one-third on or after November 1, 2001 and one-third on or after November 1, 2002.

         COMPENSATION OF DIRECTORS.

         Directors received compensation of $300 per meeting attended, for services provided as directors of the Company during Fiscal 2001. Directors are reimbursed for expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS.

                  There were no employment contracts in existence at the end of Fiscal 2001.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth, as of August 10, 2001, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:

==================================================================================================================
                                                           Excluding Options               Including Options
                                                            and Debentures                  and Debentures
                                                            --------------                  --------------
Name and Address of                                        Number        Percent          Number        Percent of
Beneficial Owner                      Office             of Shares      of Class        of Shares          Class
----------------                      ------             ---------      --------        ---------          -----
Directors/Executive Officers:
----------------------------

Arthur Bedrosian                     Director              189,400(1)       1.43%         189,400(1)        1.43%
9000 State Road
Philadelphia, PA 19136

Larry Dalesandro                 Chief Operating                 0             0            3,333(2)         .03%
9000 State Road                      Officer
Philadelphia, PA 19136

William Farber                   Chairman of the         9,234,486(3)      69.93%       9,234,486(3)       69.55%
9000 State Road                       Board
Philadelphia, PA 19136

Eugene Livshits                   Vice President                 0             0%           4,000(2)         .03%
9000 State Road Philadelphia,       Technical
PA 19136                             Affairs

Marvin Novick                        Director               65,000(4)        .49%          95,000(5)         .72%
9000 State Road
Philadelphia, PA 19136

All directors and                                        9,488,886         71.85%       9,526,219          71.75%
executive officers as a group
(5 persons)

Gilda Gratz(6)                                              758,167          5.74%         758,167           5.71%
1139 Kerper Street
Philadelphia, PA 19111
==================================================================================================================

(1) Includes 9,400 shares owned by the spouse of Mr. Bedrosian.

(2) Represents 3,333 and 4,000 vested options for Larry Dalesandro and Eugene Livshits, respectively, to purchase common stock at an exercise price of $0.80 per share.

(3) Includes 300,000 shares owned jointly by William Farber and Audrey Farber, the Secretary of the Company and William's Farber's spouse.

(4) Includes 16,000 shares owned by the spouse of Mr. Novick.

(5) Includes 30,000 vested options to purchase common stock at an exercise price of $1.38 per share.


(6) Gilda Gratz is the spouse of Sam Gratz, the founder of Lannett Company, Inc.


* Assumes that all options and debentures exercisable within sixty days have been exercised, which results in 13,277,411 shares outstanding.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described above, William Farber, the majority shareholder and Chairman of the Board of the Company, had provided the Company with a financing package aggregating $6,250,000, which the Company has used to renovate its manufacturing facility, to acquire new equipment, to retain new management and to provide working capital. The financing package consisted of a $4,250,000 revolving line of credit due October 1, 2001 and a $2,000,000 convertible debenture, which Mr. Farber converted to common shares of the Company on December 22, 1999. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." Mr. Farber is currently the holder of 9,234,486 shares of common stock of the Company, or approximately 70% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     The Company had sales of approximately $111,000 and $4,856,000 during the years ended June 30, 2001 and 2000, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $369,000 and $262,000 during the years ended June 30, 2001 and 2000, respectively. Accounts receivable includes amounts due from the related party of approximately $34,000 and $13,000 at June 30, 2001 and June 30, 2000, respectively. Accrued expenses includes amounts due to the related party of approximately $29,000 and $71,000 at June 30, 2001 and June 30, 2000, respectively. In the Company's opinion, the terms of these transactions were not more favorable than would have been from a non-related party.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-KSB is shown on the
                  Exhibit Index filed herewith.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LANNETT COMPANY, INC.

Date: September 14, 2001                    By: /s/ William Farber
     -------------------                        ---------------------
                                                    William Farber,
                                                    Chairman of the Board


Date: September 14, 2001                    By: /s/ Larry Dalesandro
     -------------------                        ----------------------
                                                    Larry Dalesandro,
                                                    Chief Operating Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ William Farber                          Chairman of the Board               September 14, 2001
--------------------------------------
William Farber

/s/ Marvin Novick                           Director                            September 14, 2001
-------------------------------------
Marvin Novick

/s/ Arthur Bedrosian                        Director                            September 14, 2001
------------------------------------
Arthur Bedrosian

               Report of Independent Certified Public Accountants

Shareholders and Board of Directors
Lannett Company, Inc. and Subsidiary

    We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lannett Company, Inc. and Subsidiary as of June 30, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Philadelphia, Pennsylvania
August 8, 2001

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                         2001                 2000
CURRENT ASSETS:
  Cash                                                                      $      --            $       --
  Trade accounts receivable (net of allowance of $25,000 and $13,000)         4,366,587             1,097,518
  Inventories                                                                 3,156,109             2,950,176
  Prepaid expenses and other assets                                             112,736               495,961
  Deferred tax asset                                                            983,403                46,137
                                                                            -----------          ------------
           Total current assets                                               8,618,835             4,589,792

PROPERTY, PLANT AND EQUIPMENT                                                 8,667,955             7,652,539
  Less accumulated depreciation                                               3,089,735             2,698,355
                                                                            -----------          ------------
                                                                              5,578,220             4,954,184

RESTRICTED CASH                                                               1,225,649             2,026,445
OTHER ASSETS                                                                    242,913               266,947
DEFERRED TAX ASSET                                                                 --               1,026,599
                                                                            -----------          ------------

TOTAL ASSETS                                                                $15,665,617          $ 12,863,967
                                                                            ===========          ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                            $ 2,000,000          $  1,058,524
  Line of credit-shareholder                                                  4,225,000                  --
  Accounts payable                                                              917,397               747,200
  Accrued expenses                                                              569,919               544,499
  Income taxes payable                                                          248,109                  --
  Current portion of long-term debt                                             728,330               692,496
                                                                            -----------          ------------
           Total current liabilities                                          8,688,755             3,042,719

LONG-TERM DEBT, LESS CURRENT PORTION                                          3,819,892             4,605,350
LINE OF CREDIT - SHAREHOLDER                                                       --               4,225,000
DEFERRED TAX LIABILITY                                                          641,285                  --


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock - authorized 50,000,000 shares, par value $0.001;
     issued and outstanding, 13,206,128 shares                                   13,206                13,206
  Additional paid-in capital                                                  2,312,575             2,312,575
  Retained earnings/(accumulated deficit)                                       189,904            (1,334,883)
                                                                            -----------          ------------
           Total shareholders' equity                                         2,515,685               990,898
                                                                            -----------          ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $15,665,617          $ 12,863,967
                                                                            ===========          ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------

                                                                      2001                       2000
NET SALES                                                         $ 12,090,993               $ 11,553,457

COST OF SALES                                                        6,534,764                  7,186,289
                                                                  ------------               ------------

           Gross profit                                              5,556,229                  4,367,018

RESEARCH AND DEVELOPMENT EXPENSES                                    1,402,900                  1,277,075
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                           2,014,004                  1,515,068
                                                                  ------------               ------------

           Operating profit                                          2,139,325                  1,575,025
                                                                  ------------               ------------

OTHER INCOME/(EXPENSE):
  Income from settlement of lawsuit, net of fees                     1,170,686                         --
  Loss on sale of assets                                               (18,902)                        --
  Loss on impairment of assets                                         (77,838)                        --
  Interest income                                                       97,046                    133,052
  Interest expense, including $411,850 and
   $488,632 to shareholder                                            (778,008)                  (823,310)
                                                                  ------------               ------------

                                                                       392,984                   (690,258)
                                                                  ------------               ------------

INCOME BEFORE INCOME TAX (EXPENSE)/BENEFIT                           2,532,309                    884,767

INCOME TAX (EXPENSE)/BENEFIT                                        (1,007,522)                   465,330
                                                                  ------------               ------------

NET INCOME                                                        $  1,524,787               $  1,350,097
                                                                  ============               ============

Basic earnings per common share                                   $       0.12               $       0.10
                                                                  ============               ============

Diluted earnings per common share                                 $       0.12               $       0.10
                                                                  ============               ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY/(DEFICIENCY)
YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                          COMMON STOCK
                                    ------------------------       ADDITIONAL
                                      SHARES                         PAID-IN      RETAINED EARNINGS/   SHAREHOLDERS'
                                      ISSUED         AMOUNT          CAPITAL         (ACCUMULATED         EQUITY
                                                                                       DEFICIT)
BALANCE, JULY 1, 1999                5,206,128      $ 5,206         $  320,575      $ (2,684,980)      $ (2,359,199)

  Conversion of Shareholder          8,000,000        8,000          1,992,000                            2,000,000
       Debenture
  Net income                                                                           1,350,097          1,350,097
                                                                                    ------------       ------------

BALANCE, JUNE 30, 2000              13,206,128       13,206          2,312,575        (1,334,883)           990,898

  Net income                                                                           1,524,787          1,524,787
                                                                                    ------------       ------------

BALANCE, JUNE 30, 2001              13,206,128      $13,206         $2,312,575      $    189,904       $  2,515,685
                                    ==========      =======         ==========      ============       ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                        2001                   2000
OPERATING ACTIVITIES:
  Net income                                                                        $ 1,524,787            $ 1,350,097
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                     767,047                678,625
      Loss/Impairment on disposal of assets                                              96,740                     --
      Deferred tax expense/(benefit)                                                    730,618               (527,520)
  Changes in assets and liabilities which provided (used) cash:
      Trade accounts receivable                                                      (3,269,069)               505,085
      Inventories                                                                      (205,933)              (325,798)
      Prepaid expenses and other assets                                                 364,927               (429,443)
      Accounts payable                                                                  170,197                (49,818)
      Accrued expenses                                                                   25,420                203,714
      Income taxes payable                                                              248,109                     --
                                                                                    -----------            -----------

           Net cash provided by operating activities                                    452,843              1,404,942
                                                                                    -----------            -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                                    (1,488,741)              (772,248)
  Proceeds from sale of property, plant and equipment, net                               43,250                     --
                                                                                    -----------            -----------

           Net cash used in investing activities                                     (1,445,491)              (772,248)
                                                                                    -----------            -----------

FINANCING ACTIVITIES:
  Net borrowings/(repayments) under line of credit                                      941,476               (263,476)
  Repayments of accrued interest - shareholder                                               --               (385,659)
  Repayments of debt                                                                   (749,624)              (658,439)
  Proceeds from debt, net of restricted cash released                                   800,796                557,876
                                                                                    -----------            -----------

           Net cash provided by/(used in) financing activities                          992,648               (749,698)
                                                                                    -----------            -----------

NET INCREASE (DECREASE) IN CASH                                                              --               (117,004)

CASH, BEGINNING OF YEAR                                                                      --                117,004
                                                                                    -----------            -----------

CASH, END OF YEAR                                                                   $        --            $        --
                                                                                    ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid during year                                                         $   800,171            $ 1,227,363
                                                                                    ===========            ===========
  Income taxes paid                                                                 $    54,682            $    11,448
                                                                                    ===========            ===========

Cash paid for interest during the year ended June 30, 2000 includes $43,343 of capitalized interest costs related to property and plant additions.
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------


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

     The Company is engaged in an industry which is subject to considerable government regulation related to the development, manufacturing and marketing of pharmaceutical products. In the normal course of business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the Food and Drug Administration (FDA) and the Drug Enforcement Agency (DEA).

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

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the years ended June 30, 2001 and 2000 was approximately $725,000 and $635,000, respectively.

      DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for the years ended June 30, 2001 and 2000 was approximately $42,000 and $44,000, respectively.

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

      LONG-LIVED ASSETS - SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. There was $77,838 in impairment losses recognized during the year ended June 30, 2001. No impairment losses were recognized during the year ended June 30, 2000.

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

                                                                   2001                                   2000
                                                   -----------------------------------       -------------------------------
                                                     NET INCOME             SHARES           NET INCOME          SHARES
                                                    (NUMERATOR)          (DENOMINATOR)       (NUMERATOR)      (DENOMINATOR)
Basic earnings per share factors                   $   1,524,787            13,206,128        $1,350,097        13,206,128
Effect of potentially dilutive option
  plans and debentures
                                                   -------------            ----------        ----------        ----------
    Diluted earnings per share factors             $   1,524,787            13,206,128        $1,350,097        13,206,128
                                                   =============            ==========        ==========        ==========

Basic earnings per share                           $        0.12                              $     0.10
Diluted earnings per share                         $        0.12                              $     0.10



      Options to purchase 68,450 shares, 51,500 shares, 30,000 shares and 1,300 shares of common stock at $1.125 per share, $0.80 per share, $1.38 per share and $3.78 per share, respectively, were outstanding at June 30, 2001 and options to purchase 136,700 shares, 80,000 shares and 1,550 shares of common stock at $1.125 per share, $1.38 per share and $3.78 per share, respectively, were outstanding at June 30, 2000, but were not included in the computation of diluted earnings per share because to do so would be antidilutive. These securities could potentially be dilutive in the future.

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

      CONCENTRATION OF CREDIT RISK - One customer accounted for approximately $2,905,000 (24%) of net sales in the fiscal year ended June 30, 2001. Two customers accounted for approximately $4,856,000 (42%) and $1,247,000 (11%) of net sales in the fiscal year ended June 30, 2000. One of these customers is a distributor which is a related party (see Note 15). The Company performs ongoing credit evaluations of its customers' financial condition and has experienced no significant collection problems to date. Generally, the Company requires no collateral from its customers. Two of the Company's products accounted for approximately $4,445,000 (37%) and $4,167,000 (34%) of net sales in fiscal year ended June 30, 2001. One of the Company's products accounted for approximately $7,956,000 (69%) of net sales in fiscal year ended June 30, 2000. The Company expects these percentages to decrease as it begins to market additional products.


     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 and there was no effect on its consolidated financial position and results of operations.

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to the Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

      RECLASSIFICATIONS - Certain reclassifications were made to the 2000 consolidated financial statements to conform to the 2001 presentation.

2.    INVENTORIES

     Inventories at June 30, 2001 and 2000 consist of the following:


                                                                      2001                2000
Raw materials                                                       $ 1,516,030         $  785,795
Work-in-process                                                         686,359          1,023,521
Finished goods                                                          712,992            899,686
Packaging supplies                                                      240,728            241,174
                                                                    -----------        -----------

                                                                    $ 3,156,109        $ 2,950,176
                                                                    ===========        ===========



3.    PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at June 30, 2001 and 2000 consist of the following:

                                              USEFUL LIVES                 2001                 2000
Land                                                   -               $     33,414        $     33,414
Building and improvements                     10 - 39 years               2,388,841           1,960,181
Machinery and equipment                        5 - 10 years               6,136,775           5,550,019
Furniture and fixtures                         5 - 7 years                  108,925             108,925
                                                                       ------------        ------------
                                                                       $  8,667,955        $  7,652,539
                                                                       ============        ============

4.    RESTRICTED CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents. At June 30, 2001 the Company had restricted cash equivalents of $1,225,649 which represents proceeds from debt invested in a money market account and is restricted for
     (i) the construction of a manufacturing-related facility as an addition to the Company's existing facility or, alternatively, the acquisition and renovation of an existing manufacturing and manufacturing-related facility and (ii) the acquisition of equipment for installation and use in either of the facilities mentioned above (see Note 6).

5.    BANK LINE OF CREDIT

     The Company has a $2,000,000 line of credit from the bank that bears interest at prime plus .50% per annum (7.25% at June 30, 2001). The line of credit is due November 30, 2001. The Company expects to extend the maturity date before the scheduled due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At June 30, 2001, the Company had $2,000,000 outstanding under the line of credit. At June 30, 2001 the Company had $0 available under the line of credit. The line of credit is collateralized by substantially all Company assets and a personal guarantee of the major shareholder. Further, the line of credit and a related letter of credit contain certain financial covenants (see
     Note 6).

6.    LONG-TERM DEBT

     Long-term debt at June 30, 2001 and 2000 consists of the following:


                                                      2001                2000
Tax-exempt Bond Loan                              $3,700,000          $3,700,000
Taxable Bond Loan                                    848,222           1,597,846
                                                  ----------          ----------

                                                   4,548,222           5,297,846
Less current portion                                 728,330             692,496
                                                  ----------          ----------

                                                  $3,819,892          $4,605,350
                                                  ==========          ==========



     In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). The bonds were issued under and secured by a Trust Indenture between the Authority and a bank, as trustee. A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account which is restricted to future plant and equipment needs of the Company as specified in the Agreement (see Note
     4). The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2001 was 2.85%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 2001, the Company has $3,700,000 outstanding on the Authority loan, which is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority loan and a portion of the related accrued interest. At June 30, 2001, no portion of the letter of credit has been utilized.

     In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank, as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2001 was 4.06%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 2001, the Company has $848,222 outstanding on the bonds, of which $728,330 is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $1,690,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At June 30, 2001, no portion of the letter of credit has been utilized.

     Annual repayments of debt, including sinking fund requirements and amounts payable to shareholder (Notes 7 and 8) as of June 30, 2001 are as follows:


YEAR ENDING                                                       AMOUNTS PAYABLE           AMOUNTS PAYABLE
JUNE 30,                                                          TO INSTITUTIONS            TO SHAREHOLDER
2002                                                                 $ 2,728,330              $  4,225,000
2003                                                                     253,642
2004                                                                     806,250
2005                                                                     732,498
2006                                                                     672,498
Thereafter                                                             1,355,004
                                                                     -----------              ------------
                                                                     $ 6,548,222              $  4,225,000
                                                                     ===========              ============

7.    LINE OF CREDIT PAYABLE TO SHAREHOLDER

     On October 1, 2000, a debt modification agreement was consummated, by and between, the Company and its principal shareholder relating to the line of credit agreement described below. The Company and its principal shareholder had previously modified the debt agreement relating to the line of credit and convertible debenture agreements described below and in Note 8 as of March 15, 1993, August 1, 1994, May 15, 1995, December 31, 1995, June 30,
     1996, November 1, 1996, September 9, 1997, June 30, 1998, December 30, 1998
     and December 31, 1999. In each of the modifications, the maturity date of the debt was extended.

     The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board. At June 30, 2001, the Company had $4,225,000 outstanding and $25,000 available under this line of credit. The principal is due December 1, 2001.

     The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 2001 was 7.75%. Interest expense during the years ended June 30, 2001 and 2000 was approximately $412,000, and $489,000, respectively. Accrued interest at June 30, 2001 and June 30, 2000 was $0.

     The line of credit is collateralized by substantially all Company assets, is cross-collateralized with all loans from the shareholder (Note 8) and is subordinated to the bank letters of credit and line of credit.


8.    CONVERTIBLE DEBENTURE AND DEFERRED INTEREST PAYABLE TO SHAREHOLDER

     The Company also had a convertible debenture made available to it by William Farber. The maturity date of the shareholder debenture was December 23, 1999. The convertible debenture and deferred interest payable is collateralized by substantially all Company assets, is cross-collateralized with all loans from this shareholder (Note 7) and is subordinated to the bank letters of credit and line of credit. On December 22, 1999, William Farber elected to convert the debenture into shares of common stock of the Company. The shareholder debenture and accrued interest was convertible at the rate of 4,000 shares of common stock for each $1,000 of outstanding indebtedness. The principal balance on the debenture at the time of conversion was $2,000,000, and the interest on the debenture was paid to date; therefore the transaction converted the $2,000,000 of indebtedness to 8,000,000 shares of the Company's common stock. Interest expense during the years ended June 30, 2001 and 2000 was $0 and $86,000, respectively.



9.    OTHER ASSETS

     The Company included approximately $302,000 in legal fees in prepaid expenses and other assets at June 30, 2000. These fees related to a lawsuit in which the Company, as the plaintiff, and the defending party agreed to settle out of court. The agreed-upon settlement terms provided that the Company would receive proceeds of an amount in excess of $302,000, payable monthly in varying amounts during fiscal year ended June 30, 2001. The legal fees were charged to operations during the fiscal year ending June 30, 2001 as proceeds from the settlement were received.

10.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended June 30, 2001 and 2000.


                                                  2001                   2000
Current                                       $   276,904             $  62,190
Deferred                                          730,618              (527,520)
                                              -----------             ---------

                                              $ 1,007,522             $(465,330)
                                              ===========             =========


     A reconciliation of the differences between the effective rates and statutory rates is as follows:

                                                                2001         2000
Federal income tax at statutory rate                            34.0 %       35.0 %
State and local income tax, net                                  6.8         10.7
Change in the beginning of the year balance
  of the valuation allowance                                               (101.7)
Other                                                           (1.0)         3.4
                                                              ------        -----
Income taxes expense/(benefit)                                  39.8 %      (52.6)%
                                                              ======        =====



     The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. A deferred tax asset is recorded for net operating losses being carried forward for tax purposes.

     The Company has federal net operating loss carryforwards of approximately $2,457,000, expiring through June 2008, that are available to offset future taxable income. The annual utilization of tax loss carryforwards is subject to limitations defined in the Internal Revenue Code.

     Temporary differences which give rise to deferred tax assets and liabilities are as follows as of June 30, 2001 and 2000:

                                                             2001         2000
Deferred tax assets:
  Accrued expenses                                       $   34,091   $   21,567
  Net operating loss carryforward                           835,700    1,606,505
  Other                                                     113,612       24,570
                                                         ----------   ----------

                                                            983,403    1,652,642
Valuation allowance                                            --           --
                                                         ----------   ----------

           Total                                            983,403    1,652,642

Deferred tax liability - Property, plant and equipment      641,285      579,906
                                                         ----------   ----------

Net deferred tax asset                                   $  342,118   $1,072,736
                                                         ==========   ==========


11.   STOCK OPTIONS

     In fiscal 1993, the Company adopted the 1993 Long-Term Incentive Plan (the "Plan"). Pursuant to the Plan, officers and key employees of the Company may be granted stock options which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of the options is at least the fair market value of the common stock on the date of grant. The options vest over a three-year period and expire no later than 10 years from the date of grant. There are 2,000,000 shares reserved under the Plan. Options for 1,848,750 shares remain unissued as of June 30, 2001.

     The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced by $63,358 and $55,586 for the years ended June 30, 2001 and 2000, respectively, and earnings per share would have been reduced by $0.01 per share for the years ended June 30, 2001 and 2000.

     A summary of the status of the Company's option plan as of June 30, 2001 and 2000 and the changes during the years then ended is represented below:

                                                        2001                                 2000
                                            ---------------------------           ---------------------------
                                                               WEIGHTED                              WEIGHTED
                                                                AVERAGE                               AVERAGE
                                                               EXERCISE                              EXERCISE
                                             SHARES              PRICE             SHARES              PRICE
Outstanding, beginning of year               218,250             $1.24             189,200             $1.50

Granted                                      105,500              0.80             150,450              1.13

Terminated                                  (172,500)             1.08            (121,400)             1.52
                                            --------                               -------

Outstanding, end of year                     151,250             $1.09             218,250             $1.24
                                            ========             =====            ========             =====

Options exercisable at year-end               71,284             $1.20              54,883             $1.45
                                            ========             =====            ========             =====


     The weighted average fair value of options granted during the year ended June 30, 2001 was $84,400. The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants during the year ended June 30, 2001: risk-free interest rate of 5.42%, expected volatility of 57.5%, dividend yield of 0%, and expected life of 5 years.


                                                                         OPTIONS OUTSTANDING
                                                             ---------------------------------------------
                                                                               WEIGHTED
                                                                                AVERAGE           WEIGHTED
                                                                               REMAINING           AVERAGE
RANGE OF EXERCISE PRICES                                                      CONTRACTUAL         EXERCISE
                                                             OPTIONS         LIFE IN YEARS          PRICE
$0.80 - $1.125                                               119,950              8.3               $ 0.99
$1.38                                                         30,000              6.3               $ 1.38
$3.78                                                          1,300              2.8               $ 3.78


12.   EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan (the "Plan") covering substantially all employees. The Company is required to contribute amounts pursuant to employee salary reduction agreements and a matching contribution equal to each employee's contribution not to exceed 3% of the employee's compensation for the Plan year. Contributions to the Plan during the years ended June 30, 2001 and 2000 were $70,891 and $55,788, respectively.

13.   CONTINGENCIES

     The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the years ended June 30, 2001 and 2000.

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

14.   COMMITMENTS

     In January 1998, the Company entered into an operating lease that includes an escalation clause, for its warehouse and research and development facility. The lease was extended through April 30, 2004. The Company also has another operating lease, expiring in 2005, for office equipment. Future minimum lease payments under these agreements are as follows:


YEAR ENDING JUNE 30,                                                          AMOUNT
2002                                                                        $  132,255
2003                                                                           132,255
2004                                                                           112,380
2005                                                                            11,935
                                                                            ----------
                                                                            $  388,825
                                                                            ==========


     Rental expense for the years ended June 30, 2001 and 2000 was $123,000 and $116,000, respectively.



15.   RELATED PARTY TRANSACTIONS

     The Company had sales of approximately $111,000 and $4,856,000 during the years ended June 30, 2001 and 2000, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $369,000 and $262,000 during the years ended June 30, 2001 and 2000, respectively. Accounts receivable includes amounts due from the related party of approximately $34,000 and $13,000 at June 30, 2001 and June 30, 2000, respectively. Accrued expenses includes amounts due to the related party of approximately $29,000 and $71,000 at June 30, 2001 and June 30, 2000, respectively.

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
                                                      1997 ("1997 Form 10-KSB")

Exhibit
Number             Description                        Method of Filing                                        Page
------             -----------                        ----------------                                        ----
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

 10(k)             Amendment #10 to Loan Agreement    Filed Herewith                                          42
                   dated December 31, 1998

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

Exhibit
Number             Description                        Method of Filing                                        Page
------             -----------                        ----------------                                        ----
 10(r)             Letter Agreement between the       Incorporated by reference to Exhibit 10(k) to           -
                   Company and Meridian Bank dated    the Annual Report on Form 10-KSB f/y/e June 30,
                   July 10, 1995                      1995 ("1995 Form 10-K")

                                                                                                              -

 10(s)             Amendment to Security Agreement    Incorporated by reference to Exhibit 10(l) to
                   between the Company and Meridian   the Annual Report on Form 10-KSB f/y/e June 30,
                   Bank dated as of July 31, 1995     1995 ("1995 Form 10-K")

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
                   May 23, 1997.

Exhibit
Number             Description                        Method of Filing                                        Page
------             -----------                        ----------------                                        ----
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

10(ah)             Letter of Credit and Agreements    Incorporated by reference to Exhibit 10(ag) to
                   supporting bond issues             the Annual Report on 1998 Form 10-KSB

Exhibit
Number             Description                        Method of Filing                                        Page
------             -----------                        ----------------                                        ----
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


10(ak)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
                   17, 1997                           the Annual Report on 1998 Form 10-KSB


10(al)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
                   17, 1997                           the Annual Report on 1998 Form 10-KSB


10(am)             Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
                   11, 1997                           the Annual Report on 1998 Form 10-KSB


10(an)             Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
                   1997                               the Annual Report on 1998 Form 10-KSB


  11               Computation of Earnings Per Share  Filed Herewith                                          43

  22               Subsidiaries of the Company        Incorporated by reference to the Annual Report          -
                                                      on Form 10-K f/y/e June 30, 1990

  23               Consent of Deloitte & Touche       Incorporated by reference to Exhibit 23 to the
                                                      Annual Report on 1999 Form 10-KSB