Form 10QSB
period 2001-09-30
LANNETT CO INC
filed 2001-11-02
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

                     YES   X                NO
                          ----                 ----

As of October 22, 2001, there were 13,206,128 shares of the issuer's common stock, $.001 par value, outstanding.


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

         ITEM 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       September 30, 2001 (unaudited) and
                       June 30, 2001.............................................................................3

                       Consolidated Statements of Income
                       for the three months ended September 30, 2001
                       and 2000 (unaudited).......................................................................4

                       Consolidated Statements of Cash Flows
                       for the three months ended September 30, 2001
                       and 2000 (unaudited).......................................................................5

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

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings.............................................................................11

         ITEM 2.   Changes in Securities and Use of Proceeds.....................................................12

         ITEM 3.   Defaults upon Senior Securities...............................................................12

         ITEM 4.   Submission of Matters to a Vote of Security Holders...........................................12

         ITEM 5.   Other Information.............................................................................12

         ITEM 6.   Exhibits and Reports on Form 8-K..............................................................14

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                (UNAUDITED)
ASSETS                                                                                            9/30/01                6/30/01
------                                                                                         ------------            ------------
CURRENT ASSETS:
         Cash                                                                                  $          -            $          -
         Trade accounts receivable (net of allowance of $25,000)                                  2,650,366               4,366,587
         Inventories                                                                              3,140,432               3,156,109
         Prepaid expenses                                                                           109,153                 112,736
         Deferred tax asset                                                                         491,693                 983,403
                                                                                               ------------            ------------

                  Total current assets                                                            6,391,644               8,618,835
                                                                                               ------------            ------------

PROPERTY, PLANT AND EQUIPMENT                                                                     9,207,790               8,667,955
Less accumulated depreciation                                                                    (3,275,626)             (3,089,735)
                                                                                               ------------            ------------

                                                                                                  5,932,164               5,578,220
                                                                                               ------------            ------------
RESTRICTED CASH EQUIVALENTS                                                                         926,825               1,225,649

OTHER ASSETS                                                                                        319,714                 242,913
                                                                                               ------------            ------------


                  Total assets                                                                 $ 13,570,347            $ 15,665,617
                                                                                               ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
         Line of Credit                                                                        $    812,132            $  2,000,000
         Line of Credit-Shareholder                                                               2,975,000               4,225,000
         Accounts payable                                                                           501,246                 917,397
         Accrued expenses                                                                           554,490                 569,919
         Income taxes payable                                                                       231,319                 248,109
     Current  portion of long-term debt                                                             728,330                 728,330
                                                                                               ------------            ------------

                  Total current liabilities                                                       5,802,517               8,688,755
                                                                                               ------------            ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                              3,697,685               3,819,892
                                                                                               ------------            ------------

DEFERRED TAX LIABILITY                                                                              641,285                 641,285
                                                                                               ------------            ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 13,206,128 shares                                               13,206                  13,206
         Additional paid-in capital                                                               2,312,575               2,312,575
         Retained earnings                                                                        1,103,079                 189,904
                                                                                               ------------            ------------
                  Total shareholders' equity                                                      3,428,860               2,515,685
                                                                                               ------------            ------------

                  Total liabilities and shareholders' equity                                   $ 13,570,347            $ 15,665,617
                                                                                               ============            ============

                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                                                                   FOR THE THREE MONTHS ENDED
                                                                                                   --------------------------
                                                                                                  9/30/01                 9/30/00
                                                                                               ------------            ------------
NET SALES                                                                                      $  4,072,832            $  1,763,965
COST OF SALES                                                                                     1,546,444               1,160,879
                                                                                               ------------            ------------

                  Gross profit                                                                    2,526,388                 603,086

RESEARCH AND DEVELOPMENT EXPENSES                                                                   346,804                 345,480
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                                                                    665,304                 412,628
                                                                                               ------------            ------------

                  Operating profit/(loss)                                                         1,514,280                (155,022)
                                                                                               ------------            ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of associated fees                                                 -               1,173,149
Interest income-restricted                                                                           11,903                  29,522
Interest expense, including $70,792 and $111,817 to shareholder                                    (121,298)               (208,536)
                                                                                               ------------            ------------
                                                                                                   (109,395)                994,135
                                                                                               ------------            ------------
NET INCOME BEFORE TAXES                                                                           1,404,885                 839,113
                                                                                               ------------            ------------

INCOME TAXES                                                                                        491,710                 256,885
                                                                                               ------------            ------------

NET INCOME                                                                                     $    913,175            $    582,228
                                                                                               ============            ============


BASIC INCOME PER SHARE                                                                         $        .07            $        .04
                                                                                               ============            ============

DILUTED INCOME PER SHARE                                                                       $        .07            $        .04
                                                                                               ============            ============

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                                                                 13,206,128              13,206,128
                                                                                               ============            ============

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                                                                 13,245,769              13,206,128
                                                                                               ============            ============



                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                                    FOR THE THREE MONTHS ENDED
                                                                                                    --------------------------
                                                                                                   9/30/01                9/30/00
                                                                                                 -----------            -----------
OPERATING ACTIVITIES:
    Net income                                                                                   $   913,175            $   582,228
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                                                 196,474                186,855
       Deferred income tax expense                                                                   491,710                240,000
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                                   1,716,221                 58,404
       Inventories                                                                                    15,677               (776,223)
       Prepaid expenses and other assets                                                             (83,801)               406,007
       Accounts payable                                                                             (416,151)              (272,135)
       Accrued expenses                                                                              (32,219)              (230,447)
                                                                                                 -----------            -----------

              Net cash provided by operating activities                                            2,801,086                720,689
                                                                                                 -----------            -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                      (539,835)              (719,726)
                                                                                                 -----------            -----------

       Net cash used in investing activities                                                        (539,835)              (719,726)
                                                                                                 -----------            -----------

FINANCING ACTIVITIES:
    Net repayments under line of credit                                                           (1,187,868)              (228,538)
    Net repayments under line of credit-shareholder                                               (1,250,000)                    --
    Repayments of debt                                                                              (122,207)              (171,997)
    Proceeds from debt, net of restricted cash                                                       298,824                399,572
                                                                                                 -----------            -----------

    Net cash used in financing activities                                                         (2,261,251)                  (963)
                                                                                                 -----------            -----------

NET DECREASE IN CASH                                                                                      --                     --

CASH, BEGINNING OF PERIOD                                                                                 --                     --
                                                                                                 -----------            -----------

CASH, END OF PERIOD                                                                              $        --            $        --
                                                                                                 ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                                                  $   135,344            $   208,536
    Income taxes paid during period                                                              $    16,790            $         0


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

    The results of operations for the three months ended September 30, 2001 and 2000 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

NOTE 2.  NEW ACCOUNTING STANDARDS

In July 2000, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. There has been no accounting, or financial effect on the Company for the quarter ended September 30, 2001 with respect to this Statement. The Company will continue to analyze the impact, if any, of adopting SFAS No. 133 will have on its consolidated financial position and results of operations.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability
- goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective July 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
- effective July 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

NOTE 3. INVENTORIES

    Inventories consist of the following:

                                                                                       September 30,        June 30,
                                                                                            2001              2001
                                                                                      ----------------    ------------
                                                                                        (unaudited)
       Raw materials                                                                  $   1,351,785     $   1,516,030
       Work-in-process                                                                      758,624           686,359
       Finished goods                                                                       800,667           712,992
       Packaging supplies                                                                   229,356           240,728
                                                                                       ------------      ------------
                                                                                      $   3,140,432     $   3,156,109
                                                                                      =============     =============

NOTE 4. INCOME TAXES

     The provision for federal and state income taxes for the three months ended September 30, 2001 and 2000 was $491,710 and $256,885, respectively.


NOTE 5. RELATED PARTY TRANSACTIONS

     The Company had sales of approximately $37,000 and $16,000 during the three months ended September 30, 2001 and 2000, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $65,000 and $144,000 during the three months ended September 30, 2001 and 2000, respectively. Accounts receivable includes amounts due from the related party of approximately $38,000 and $34,000 at September 30, 2001 and June 30, 2001, respectively. Accrued expenses includes amounts due to the related party of approximately $13,000 and $29,000 at September 30, 2001 and June 30, 2001, respectively.


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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS.

         In addition to historical information, this Form 10-QSB contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-KSB filed by the Corporation in Fiscal 2001, and any Current Reports on Form 8-K filed by the corporation.


         RESULTS OF OPERATIONS -THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.


         Net sales for the three months ended September 30, 2001 ("First Quarter Fiscal 2002") increased by 130.9% to $4,072,832 from net sales of $1,763,965 for the three months ended September 30, 2000 ("First Quarter Fiscal 2001"). Sales increased during First Quarter Fiscal 2002 as a result of higher sales of the Company's prescription (Rx) line of products, including Primidone 50 mg tablets, which was first marketed in May of 2001, offset by a slight decrease in over-the-counter (OTC) product sales. This increase is due to improvements in the Company's promotional activities for its niche line of products, which are sold to distributors, wholesalers and retail chains throughout the nation. Rx sales increased by approximately $2,575,000 from First Quarter Fiscal 2001 to First Quarter Fiscal 2002. OTC product sales decreased by approximately $266,000 from First Quarter Fiscal 2001 to First Quarter Fiscal 2002. This decrease in OTC sales is a result of increased competition.

         Cost of sales increased by 33.2%, to $1,546,444 in First Quarter Fiscal 2002 from $1,160,879 in First Quarter Fiscal 2001. The cost of sales increase is due to an increase in direct variable costs, including raw materials and labor, related to the increase in sales from the First Quarter Fiscal 2001 to the First Quarter Fiscal 2002. Gross profit margins for First Quarter Fiscal 2002 and First Quarter Fiscal 2001 were 62.0% and 34.2%, respectively. The increase in the gross profit percentage is due to the product sales mix, and a higher absorption of fixed overhead and production costs.

         Selling, general and administrative expenses increased by 61.2% to $665,304 in First Quarter Fiscal 2002 from $412,628 in First Quarter Fiscal 2001. This increase is a result of an increase in commissions to sales representatives for incremental sales programs.

         As a result of the foregoing, the Company reported an operating profit of $1,514,280 for First Quarter Fiscal 2002, as compared to an operating loss of $155,022 for First Quarter Fiscal 2001.

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

         The Company's interest expense decrease from $208,536 in First Quarter Fiscal 2001 to $121,298 in First Quarter Fiscal 2002 as a result of principal repayments, and reduced interest rates.

         The Company's income tax expense increased from $256,885 in First Quarter Fiscal 2001 to $491,710 in First Quarter Fiscal 2002 as a result of the increase in taxable income.

         The Company reported net income of $913,175 for First Quarter Fiscal 2002, $0.07 basic income per share, $0.07 on a diluted basis, compared to net income of $582,228 for First Quarter Fiscal 2001, $0.04 basic income per share, $0.04 on a diluted basis.



LIQUIDITY AND CAPITAL RESOURCES -


         Net cash provided from operating activities of $2,801,086 during First Quarter Fiscal 2002 was attributable to net income of $913,175 as adjusted for the effects of non-cash items of $688,184 and changes in operating assets and liabilities totaling $1,199,727. Significant changes in operating assets and liabilities are comprised of: i) a decrease in accounts receivable of $1,716,221 due to the timing of cash payments for sales which occurred at the end of the prior quarter, and ii) a decrease in accounts payable of $416,151 due to payments for increased operational expenses, such as raw materials, incurred as a result of increased sales levels.

         The net cash used in investing activities consisted of $539,835 expended during First Quarter Fiscal 2002 for equipment, and building additions. The Company has budgeted for $1,300,000 in capital expenditures in Fiscal 2002. The anticipated additional capital expenditure requirements will support the Company's growth related to new product introductions. As of September 30, 2001, approximately $927,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At September 30, 2001, the Company has $2,975,000 outstanding and $1,275,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to December 1, 2001. Accrued interest at September 30, 2001, and June 30, 2001 was $0.

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted for future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At September 30, 2001, the Company had approximately $3,700,000 outstanding on the

Authority loan, of which $3,697,685 is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2001, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At September 30, 2001, the Company had $726,015 outstanding on the bonds, which is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At September 30, 2001 no portion of the letter of credit has been utilized.

         The Company has a $2,000,000 line of credit from a bank. The line of credit is due November 30, 2001, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At September 30, 2001, the Company had $812,132 outstanding and $1,187,868 available under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of September 30, 2001, are sufficient to finance its level operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.




                  PROSPECTS FOR THE FUTURE


         As of September 30, 2001, twenty additional products are currently under development. Two of these products are being developed and manufactured for another company; and the other eighteen products are being developed as part of the Lannett product line. Four of the Lannett products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. Seven additional products represent previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce. The other seven Lannett products represent new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products






                           PART II. OTHER INFORMATION

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

    (b) The Company did not file any reports on Form 8-K during First Quarter Fiscal 2002.

                                    SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     LANNETT COMPANY, INC.



Dated: October 22, 2001    By:                       /s/ Larry Dalesandro
                                                     --------------------
                                                     Larry Dalesandro
                                                     Chief Operating Officer


                           By:                       /s/ William Farber
                                                     --------------------
                                                     William Farber
                                                     Chairman of the Board

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

           10(h)             Amendment #7 to Loan Agreement     Incorporated by reference to Exhibit 10(h) to
                             dated September 9, 1997            the Annual Report on 1997 Form 10-KSB

           10(i)             Amendment #8 to Loan Agreement     Incorporated by reference to Exhibit 10(i) to
                             dated June 30, 1998                the Annual Report on Form 10-KSB f/y/e June 30,
                                                                1998 ("1998 Form 10-KSB")

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
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

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
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

          10(ad)             Line of Credit Note dated March    Incorporated by reference to Exhibit 10(ad) to
                             11, 1999                           the Annual Report on 1999 Form 10-KSB

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