Form 10QSB
period 2001-12-31
LANNETT CO INC
filed 2002-02-13
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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

                           YES   X                            NO
                               -----

As of January 28, 2002, there were 13,219,127 shares of the issuer's common stock, $.001 par value, outstanding.

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

         ITEM 1.     Financial Statements

                       Consolidated Balance Sheets as of
                       December 31, 2001 (unaudited) and
                       June 30, 2001...........................................................3

                       Consolidated Statements of Operations
                       for the three and six months ended December 31, 2001
                       and 2000 (unaudited)....................................................4

                       Consolidated Statements of Cash Flows
                       for the six months ended December 31, 2001
                       and 2000 (unaudited)....................................................5

                       Notes to Consolidated Financial
                       Statements (unaudited)..............................................6 - 8

         ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...........................................................8 - 11

PART II. OTHER INFORMATION

         ITEM 1.     Legal Proceedings........................................................12

         ITEM 2.     Changes in Securities and Use of Proceeds................................12

         ITEM 3.     Defaults upon Senior Securities..........................................13

         ITEM 4.     Submission of Matters to a Vote of Security Holders......................13

         ITEM 5.     Other Information........................................................13

         ITEM 6.     Exhibits and Reports on Form 8-K.........................................13

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                                    12/31/01            06/30/01
ASSETS                                                                            ------------       ------------
CURRENT ASSETS:
         Cash                                                                     $         --       $         --
         Trade accounts receivable (net of allowance of $15,000 and $25,000)         4,056,992          4,366,587
         Inventories                                                                 3,460,584          3,156,109
         Prepaid expenses                                                              149,075            112,736
         Deferred tax asset                                                            147,703            983,403
                                                                                  ------------       ------------

                  Total current assets                                               7,814,354          8,618,835
                                                                                  ------------       ------------

PROPERTY, PLANT AND EQUIPMENT                                                        9,710,461          8,667,955
Less accumulated depreciation                                                       (3,469,301)        (3,089,735)
                                                                                  ------------       ------------

                                                                                     6,241,160          5,578,220

RESTRICTED CASH                                                                        602,462          1,225,649

OTHER ASSETS                                                                           437,726            242,913
                                                                                  ------------       ------------


                  Total assets                                                    $ 15,095,702       $ 15,665,617
                                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit                                                           $  1,316,690       $  2,000,000
         Line of credit-shareholder                                                  1,871,439          4,225,000
         Accounts payable                                                            1,395,034            917,397
         Accrued expenses                                                              639,076            569,919
         Income taxes payable                                                          281,854            248,109
             Current portion of long-term debt                                         728,330            728,330
                                                                                  ------------       ------------

                  Total current liabilities                                          6,232,423          8,688,755
                                                                                  ------------       ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                 3,524,282          3,819,892
                                                                                  ------------       ------------

DEFERRED TAX LIABILITY                                                                 641,285            641,285
                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 13,219,127 shares                                  13,219             13,206
         Additional paid-in capital                                                  2,324,822          2,312,575
         Retained earnings                                                           2,359,671            189,904
                                                                                  ------------       ------------
                  Total shareholders' equity                                         4,697,712          2,515,685
                                                                                  ------------       ------------

                  Total liabilities and shareholders' equity                      $ 15,095,702       $ 15,665,617
                                                                                  ============       ============

                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                         FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                    -------------------------------       -------------------------------
                                                        12/31/01           12/31/00            12/31/01          12/31/00
                                                    ------------       ------------       ------------       ------------
NET SALES                                           $  5,391,341       $  2,285,091       $  9,464,173       $  4,049,056
COST OF SALES                                          2,236,715          1,881,320          3,783,159          3,042,199
                                                    ------------       ------------       ------------       ------------

Gross profit                                           3,154,626            403,771
                                                                                             5,681,014          1,006,857

RESEARCH AND DEVELOPMENT EXPENSES                        367,670            376,756            714,474            722,236
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                         768,670            403,204          1,433,974            815,835
                                                    ------------       ------------       ------------       ------------

                  Operating profit/(loss)              2,018,286           (376,189)         3,532,566           (531,211)
                                                    ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of fees                --                 --                 --          1,173,149
Interest income-restricted                                 6,732             27,342             18,635             56,864
Interest expense                                         (91,136)          (187,069)          (212,434)          (395,605)
                                                    ------------       ------------       ------------       ------------
                                                         (84,404)          (159,727)          (193,799)           834,408
                                                    ------------       ------------       ------------       ------------

INCOME/(LOSS) BEFORE INCOME TAXES                   $  1,933,882       $   (535,916)      $  3,338,767       $    303,197
                                                    ------------       ------------       ------------       ------------

INCOME TAX EXPENSE/(BENEFIT)                        $    677,290       $   (120,885)      $  1,169,000       $    136,000

NET INCOME/(LOSS)                                   $  1,256,592       $   (415,031)      $  2,169,767       $    167,197
                                                    ============       ============       ============       ============


BASIC INCOME/(LOSS) PER SHARE                       $        .10       $       (.03)      $        .16       $        .01

DILUTED INCOME/(LOSS) PER SHARE                     $        .09       $       (.03)      $        .16       $        .01

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                      13,219,127         13,206,128         13,212,628         13,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                      13,303,645         13,206,128         13,297,146         13,206,128

               See notes to the consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                 -----------------------------
                                                                                   12/31/01         12/31/00
                                                                                 -----------       -----------
OPERATING ACTIVITIES:
    Net income                                                                   $ 2,169,767       $   167,197
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                                 400,732           376,384
       Deferred tax expense                                                          835,700           106,115
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                     309,595            55,934
       Inventories                                                                  (304,475)         (317,273)
       Prepaid expenses and other assets                                            (252,318)          391,579
       Accounts payable                                                              477,637          (490,432)
       Accrued expenses                                                               69,157          (175,312)
       Income taxes payable                                                           33,745                --
                                                                                 -----------       -----------

              Net cash provided by operating activities                            3,739,540           114,192
                                                                                 -----------       -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                    (1,042,506)         (825,083)
                                                                                 -----------       -----------

       Net cash used in investing activities                                      (1,042,506)         (825,083)
                                                                                 -----------       -----------

FINANCING ACTIVITIES:
    Net borrowings/(repayments) under line of credit                                (683,310)          557,074
    Repayments under line of credit -- shareholder                                (2,353,561)               --
    Repayments of debt                                                              (295,610)         (220,889)
    Proceeds from debt, net of restricted cash released                              623,187           374,706
    Proceeds from issuance of stock                                                   12,260                --
                                                                                 -----------       -----------

    Net cash provided by/(used in) financing activities                           (2,697,034)          710,891
                                                                                 -----------       -----------

NET INCREASE/(DECREASE) IN CASH                                                           --                --

CASH, BEGINNING OF YEAR                                                                   --                --
                                                                                 -----------       -----------

CASH, END OF PERIOD                                                              $        --       $        --
                                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                                  $   114,549       $   306,763
    Income taxes paid during period                                              $   299,555       $         0


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

    The results of operations for the three and six months ended December 31, 2001 and 2000 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.


NOTE 2.  NEW ACCOUNTING STANDARDS


In July 2000, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. There has been no accounting, or financial effect on the Company for the three and six months ended December 31, 2001 with respect to this Statement. The Company will continue to analyze the impact, if any, of adopting SFAS No. 133 will have on its consolidated financial position and results of operations.

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

Although management is still reviewing the provisions of these Statements, its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it cease operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement are not expected to have a material impact on the financial condition or results of operations of the Company. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.




NOTE 3. INVENTORIES

Inventories consist of the following:

                                                 December 31,     June 30,
                                                     2001           2001
                                                  ----------     ----------
                                                                 (unaudited)
Raw materials                                    $1,689,923      $1,516,030
Work-in-process                                     309,632         686,359
Finished goods                                    1,256,355         712,992
Packaging supplies                                  204,674         240,728
                                                 ----------      ----------
                                                 $3,460,584      $3,156,109
                                                 ==========      ==========

NOTE 4. INCOME TAXES


The provision for federal and state income taxes for the three months ended December 31, 2001 was $677,290. The benefit recognized for federal and state income taxes for the three months ended December 31, 2000 was $120,885. The provision for federal and state income taxes for the six months ended December 31, 2001 and 2000 was $1,169,000 and $136,000, respectively.


NOTE 5. RELATED PARTY TRANSACTIONS


The Company had sales of approximately $62,000 and $39,000 during the six months ended December 31, 2001 and 2000, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $112,000 and $225,000 during the six months ended December 31, 2001 and 2000, respectively. Accounts receivable includes amounts due from the related party of approximately $22,000 and $34,000 at December 31, 2001 and June 30, 2001, respectively. Accrued expenses include amounts due to the related party of approximately $14,000 and $29,000 at December 31, 2001 and June 30, 2001, respectively.


NOTE 6. SETTLEMENT OF LAWSUIT

Included in other income for the six months ended December 31, 2000 is $1,173,149 in income from the settlement of a lawsuit, net of fees. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $300,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.


NOTE 7. RECLASSIFICATIONS

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

         RESULTS OF OPERATIONS --THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000.

         Net sales for the three months ended December 31, 2001 ("Second Quarter Fiscal 2002") increased by 135.9% to $5,391,341 from net sales of $2,285,091 for the three months ended December 31, 2000 ("Second Quarter Fiscal 2001"). Sales increased as a result of higher sales of the Company's prescription (Rx) line of products, including Primidone 50 mg tablets, which was first marketed in May of 2001. The increase is also due to improved marketing activities, new customer accounts, increased unit sales, and increased unit revenues on a portion of the Company's niche line of products, which are sold to distributors, wholesalers and retail chains throughout the nation. The increase in Rx sales was offset by a decrease in over-the-counter (OTC) product sales, due to increased competition. Rx sales increased by approximately $3,338,000 from Second Quarter Fiscal 2001 to Second Quarter Fiscal 2002. OTC product sales decreased by approximately $232,000 from Second Quarter Fiscal 2001 to Second Quarter Fiscal 2002.

         Cost of sales increased by 18.9%, to $2,236,715 in Second Quarter Fiscal 2002 from $1,881,320 in Second Quarter Fiscal 2001. The cost of sales increase is due to an increase in certain direct variable costs and indirect overhead costs incurred as a result of the increase in sales, and production activities. These costs include labor and other benefits related expenses, depreciation expense, and manufacturing and laboratory supplies. Gross profit margins for Second Quarter Fiscal 2002 and Second Quarter Fiscal 2001 were 58.5% and 17.7%, respectively. The increase in the gross profit percentage is due to the product sales mix, a higher absorption of fixed overhead and production costs, and improved unit profit margins on the Company's niche line of products. During the current fiscal year, one of the Company's competitors suspended production and distribution of a generic product in which Lannett competed. Consequently, Lannett was able to increase its sales output to meet the unchanged demand for the item. For these reasons, Lannett increased its unit sales output and the total revenue earned for the product, thereby increasing Lannett's total sales for the period compared to the prior period. With its fixed overhead cost structure unchanged, the gross profit margin increased as a result of the higher revenue per unit, and a higher absorption of fixed overhead and production costs.

         Selling, general and administrative expenses increased by 90.6% to $768,670 in Second Quarter Fiscal 2002 from $403,204 in Second Quarter Fiscal 2001. This increase is a result of increases in commissions to sales representatives for incremental sales programs, payroll and other benefits related expenses, professional service fees related to the Company's creation of its subsidiary, Lannett Holdings, Inc., and marketing expenses.

         As a result of the foregoing, the Company reported an operating profit of $2,018,286 for Second Quarter Fiscal 2002, as compared to an operating loss of $376,189 for Second Quarter Fiscal 2001.

         The Company's interest expense decreased from $187,069 in Second Quarter Fiscal 2001 to $91,136 in Second Quarter Fiscal 2002 as a result of principal repayments, and reduced interest rates.

         The Company's income tax expense increased from a benefit of $120,885 in Second Quarter Fiscal 2001 to an expense of $677,290 in Second Quarter Fiscal 2002 as a result of the increase in taxable income.

         The Company reported net income of $1,256,592 for Second Quarter Fiscal 2002, or $0.10 basic and $0.09 diluted income per share, compared to a net loss of $415,031 for Second Quarter Fiscal 2001, or $0.03 basic and diluted loss per share.


RESULTS OF OPERATIONS --SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2000.

         Net sales for the six months ended December 31, 2001 increased by 133.7% to $9,464,173 from net sales of $4,049,056 for the six months ended December 31, 2000. Sales increased during this period as a result of higher sales of the Company's prescription (Rx) line of products, including Primidone 50 mg tablets, which was first marketed in May of 2001. The increase is also due to improved marketing activities, new customer accounts, increased unit sales, and increased unit revenues on a portion of the Company's niche line of products. The increase in Rx sales was offset by a decrease in over-the-counter
(OTC) product sales, due to increased competition. Rx sales increased by approximately $5,906,000 from the six months ended December 31, 2000 to the six months ended December 31, 2001. OTC product sales decreased by approximately $491,000 from the six months ended December 31, 2000 to the six months ended December 31, 2001.

         Cost of sales for the six months ended December 31, 2001 increased by 24.4%, to $3,783,159 from $3,042,199 for the six months ended December 31, 2000. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs incurred as a result of the increase in sales, and production activities. These costs include labor and other benefits related expenses, depreciation expense, manufacturing and laboratory supplies, and raw materials. Gross profit margins for the six months ended December 31, 2001 and December 31, 2000 were 60.0% and 24.9%, respectively. The increase in the gross profit percentage is due to the product sales mix, a higher absorption of fixed overhead and production costs, and increased unit profit margins on the Company's niche line of products. During the current fiscal year, one of the Company's competitors suspended production and distribution of a generic product in which Lannett competed. Consequently, Lannett was able to increase its sales output to meet the unchanged demand for the item. For these reasons, Lannett increased its unit sales output and the total revenue earned for the product, thereby increasing Lannett's total sales for the period compared to the prior period. With its fixed overhead cost structure unchanged, the gross profit margin increased as a result of the higher revenue per unit, and a higher absorption of fixed overhead and production costs.


         Selling, general and administrative expenses increased by 75.8% to $1,433,974 for the six months ended December 31, 2001 from $815,835 for the six months ended December 31, 2000. This increase is a result of increases in sales commissions, payroll and other benefits related expenses, professional service fees related to the Company's creation of its subsidiary, Lannett Holdings, Inc., and marketing expenses.

         As a result of the foregoing, the Company reported an operating profit of $3,532,566 for the six months ended December 31, 2001, as compared to an operating loss of $531,211 for the six months ended December 31, 2000.

         Included in other income for the six months ended December 31, 2000 is $1,173,149 in income from the settlement of a lawsuit, net of fees. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.

         The Company's interest expense decreased from $395,605 for the six months ended December 31, 2000 to $212,434 for the six months ended December 31, 2001 as a result of principal repayments, and reduced interest rates. See Liquidity and Capital Resources below.

         The Company's income tax expense increased from $136,000 for the six months ended December 31, 2000 to $1,169,000 for the six months ended December 31, 2001 as a result of the increase in taxable income.

         The Company reported net income of $2,169,767 for the six months ended December 31, 2001, or $0.16 basic and diluted income per share, compared to net income of $167,197 for the six months ended December 31, 2000, or $0.01 basic and diluted income per share.


LIQUIDITY AND CAPITAL RESOURCES --

         Net cash provided by operating activities of $3,739,540 for the six months ended December 31, 2001 was attributable to net income of $2,169,767 as adjusted for the effects of non-cash items of $1,236,432 and changes in operating assets and liabilities totaling $333,341. Significant changes in operating assets and liabilities are comprised of: i) a decrease in trade accounts receivable due to receivable collections, and the timing of shipments and related invoices, ii) an increase in inventories of $304,475 due to increases in raw materials and finished goods, offset by a decrease in work-in-process, iii) an increase in prepaid expenses and other assets of $252,318 due to deposits paid by the Company on certain production related equipment not yet received, iv) an increase in accounts payable due to increased operational expenses and capital equipment purchases, and v) an increase in income taxes payable of $33,745 due to higher taxable income and the accrual of the related income taxes, which will be paid when the Company's estimated tax filings and income tax returns are due.

         The net cash used in investing activities consisted of $1,042,506 expended during the six months ended December 31, 2001 for equipment and building additions. The Company has increased its budget for capital expenditures in Fiscal 2002 to $2,000,000. The anticipated additional capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to higher sales levels. As of December 30, 2001, approximately $602,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At December 31, 2001, the Company has $1,871,439 outstanding and $2,378,561 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to December 1, 2002. Accrued interest at December 31, 2001, and June 30, 2001 was $111,931 and $0, respectively.

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted for future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At December 31, 2001, the Company had $3,700,000 outstanding on the Authority loan, of which $175,718 is classified as currently due. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 2001, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At December 31, 2001, the Company had $552,612 outstanding on the bonds, which is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At December 31, 2001 no portion of the letter of credit has been utilized.

         The Company has a $2,000,000 line of credit from a bank. The line of credit was renewed and extended to November 30, 2002, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At December 31, 2001, the Company had $1,316,690 outstanding and $683,310 available under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of December 31, 2001, are sufficient to finance its level operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


PROSPECTS FOR THE FUTURE

         As of December 31, 2001, several additional products are under development. One of these products is being developed and manufactured for another company; and the remainder are being developed as part of the Lannett product line. Three of the Lannett products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. The remainder of the developmental products are either previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce, or new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products








                           PART II. OTHER INFORMATION

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

    (b) The Company did not file any reports on Form 8-K during the six months ended December 31, 2001.

                                    SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  LANNETT COMPANY, INC.



Dated: January 28, 2002                     By:        / s / Larry Dalesandro
                                                       -----------------------
                                                       Larry Dalesandro
                                                       Chief Operating Officer

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

                             Amendment #6 to Loan Agreement     Incorporated by reference to Exhibit 10(g) to
                             dated November 1, 1996             the Annual Report on Form 10-KSB f/y/e June 30,
           10(g)                                                1997 ("1997 Form 10-KSB")

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

           10(l)             Amendment #11 to Loan Agreement    Filed Herewith                                     22
                             dated December 1, 2001

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

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
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

          10(ao)             Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
                             11, 1997                           the Annual Report on 1998 Form 10-KSB

          10(ap)             Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
                             1997                               the Annual Report on 1998 Form 10-KSB

            11               Computation of Per Share Earnings  Filed Herewith                                     20

            22               Subsidiaries of the Company        Incorporated by reference to the Annual
                                                                Report on Form 10-K f/y/e June 30, 1990


          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----

           23(b)             Consent of Deloitte & Touche       Incorporated by reference to Exhibit 23(B) to
                                                                the Annual Report on 1999 Form 10-KSB
