Form 10QSB
period 2002-03-31
LANNETT CO INC
filed 2002-05-14
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.


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

As of April 19, 2002, there were 13,221,460 shares of the issuer's common stock, $.001 par value, outstanding.

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

        ITEM 1.   Financial Statements

                    Consolidated Balance Sheets as of
                    March 31, 2002 (unaudited) and
                    June 30, 2001........................................................  3

                    Consolidated Statements of Operations
                    for the three and nine months ended March 31, 2002
                    and 2001 (unaudited).................................................  4

                    Consolidated Statements of Cash Flows
                    for the nine months ended March 31, 2002
                    and 2001 (unaudited).................................................  5

                    Notes to Consolidated Financial
                    Statements (unaudited)............................................ 6 - 8

        ITEM 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations......................................................... 9 - 13

PART II. OTHER INFORMATION

        ITEM 1.   Legal Proceedings...................................................... 13

        ITEM 2.   Changes in Securities and Use of Proceeds.............................. 13

        ITEM 3.   Defaults upon Senior Securities........................................ 14

        ITEM 4.   Submission of Matters to a Vote of Security Holders.................... 14

        ITEM 5.   Other Information...................................................... 14

        ITEM 6.   Exhibits and Reports on Form 8-K....................................... 14

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         (UNAUDITED)
ASSETS                                                                     3/31/02         06/30/01
------                                                                     -------         --------
CURRENT ASSETS:
        Cash                                                           $          -     $           -
        Trade accounts receivable (net of allowance of $644,590
          and $291,314 for bad debts, chargebacks, rebates, and
          other adjustments                                               6,299,818         4,100,273
        Inventories                                                       4,214,298         3,156,109
        Prepaid expenses                                                    119,765           112,736
        Deferred tax asset                                                  147,703           983,403
                                                                       ------------     -------------

               Total current assets                                      10,781,584         8,352,521
                                                                       ------------     -------------

PROPERTY, PLANT AND EQUIPMENT                                            10,155,307         8,667,955
Less accumulated depreciation                                            (3,654,586)       (3,089,735)
                                                                       ------------     -------------
                                                                          6,500,721         5,578,220
                                                                       ------------     -------------

RESTRICTED CASH                                                                   -         1,225,649

OTHER ASSETS                                                                484,993           437,726
                                                                       ------------     -------------
               Total assets                                              17,767,298     $  15,399,303
                                                                       ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Line of credit                                                 $    441,567     $   2,000,000
        Line of credit-shareholder                                        1,871,439         4,225,000
        Accounts payable                                                    481,372           917,397
        Accrued expenses                                                    700,884           303,605
        Income taxes payable                                              1,770,854           248,109
        Current  portion of long-term debt                                  728,330           728,330
                                                                       ------------     -------------

               Total current liabilities                                  5,994,446         8,422,441
                                                                       ------------     -------------

LONG-TERM DEBT, LESS CURRENT PORTION                                      3,386,948         3,819,892
                                                                       ------------     -------------

DEFERRED TAX LIABILITY                                                      641,285           641,285
                                                                       ------------     -------------

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
        Common stock - authorized 50,000,000 shares par value $.001;
               issued and outstanding, 13,221,460 shares                     13,222            13,206
        Additional paid-in capital                                        2,327,444         2,312,575
        Retained earnings                                                 5,403,953           189,904
                                                                       ------------     -------------
               Total shareholders' equity                                 7,744,619         2,515,685
                                                                       ------------     -------------

               Total liabilities and shareholders' equity              $ 17,767,298     $  15,399,303
                                                                       ============     =============


                 See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                     FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                     --------------------------         -------------------------
                                        3/31/02       3/31/01              3/31/02        3/31/01
                                        -------       -------              -------        -------

NET SALES                            $  8,638,229  $   2,640,448        $ 18,102,402    $ 6,689,504
COST OF SALES                           2,075,856      1,425,882           5,859,014      4,468,081
                                     ------------     ----------        ------------    -----------

Gross profit                            6,562,373      1,214,566          12,243,388      2,221,423

RESEARCH AND DEVELOPMENT EXPENSES         551,215        314,422           1,265,691      1,036,658
SELLING, GENERAL AND
        ADMINISTRATIVE EXPENSES         1,072,342        449,367           2,506,316      1,265,199
                                     ------------     ----------        ------------    -----------

               Operating profit
                /(loss)                 4,938,816       450,777           8,471,381        (80,434)
                                     ------------     ----------        ------------    -----------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit,
  net of fees                                   -              -                   -      1,173,149
Interest income-restricted                  4,463         25,158              23,098         82,022
Interest expense                          (36,715)      (209,089)           (249,149)      (604,694)
                                     ------------     ----------        ------------    -----------
                                          (32,252)      (183,931)           (226,051)       650,477
                                     ------------     ----------        ------------    -----------

INCOME BEFORE TAXES                  $  4,906,564    $   266,846        $  8,245,330    $   570,043
                                     ------------    -----------        ------------    -----------

INCOME TAX EXPENSE                   $  1,862,281    $    91,000        $  3,031,281    $   227,000

NET INCOME                           $  3,044,283    $   175,846        $  5,214,049    $   343,043
                                     ============    ===========        ============    ===========


BASIC INCOME PER SHARE               $       .23     $       .01        $        .39    $       .03

DILUTED INCOME PER SHARE             $       .23     $       .01        $        .39    $       .03

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                       13,220,345     13,206,128          13,215,163     13,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                       13,321,429     13,206,128          13,306,779     13,206,128




               See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                      FOR THE NINE MONTHS ENDED
                                                                      -------------------------
                                                                         3/31/02        3/31/01
                                                                         -------        -------
OPERATING ACTIVITIES:
   Net income                                                       $   5,214,049    $   343,043
   Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation and amortization                                       604,170        562,092
      Write-off of capitalized interest                                    35,773              -
      Deferred income tax expense                                         835,700        173,115
   Changes in assets and liabilities which provided/(used) cash:
      Trade accounts receivable                                        (2,562,821)      (621,809)
      Inventories                                                      (1,058,189)      (184,733)
      Prepaid expenses and other assets                                  (280,858)       351,844
      Accounts payable                                                   (436,025)      (374,086)
      Accrued expenses                                                    760,555       (179,424)
      Income taxes payable                                              1,522,745             -
                                                                    -------------  -------------

               Net cash provided by operating activities                4,635,099         70,042
                                                                    -------------  -------------


INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (1,530,695)      (931,769)
                                                                    -------------  -------------

      Net cash used in investing activities                            (1,530,695)      (931,769)
                                                                    -------------  -------------

FINANCING ACTIVITIES:
   Net borrowings/(repayments) under line of credit                    (1,558,433)       847,709
   Repayments under line of credit - shareholder                       (2,353,561)             -
   Repayments of debt                                                    (432,944)      (338,069)
   Proceeds from debt, net of restricted cash released                  1,225,649        352,087
   Proceeds from issuance of stock                                         14,885              -
                                                                    -------------  -------------

   Net cash provided by/(used in) financing activities                 (3,104,404)       861,727
                                                                    -------------  -------------

NET CHANGE IN CASH                                                              -              -

CASH, BEGINNING OF YEAR                                                         -              -
                                                                    -------------  -------------
CASH, END OF PERIOD                                                 $           -  $           -
                                                                    =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid during period                                      $     161,433  $     306,763
   Income taxes paid during period                                  $     672,836  $           0



               See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

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

   The results of operations for the three and nine months ended March 31, 2002 and 2001 are not necessarily indicative of results for the full year.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

NOTE 2. NEW ACCOUNTING STANDARDS


In July 2000, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. There has been no accounting, or financial effect on the Company for the three and nine months ended March 31, 2002 with respect to this Statement. The Company will continue to analyze the impact, if any, of adopting SFAS No. 133 will have on its consolidated financial position and results of operations.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

- goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective July 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
- effective July 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

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

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.



NOTE 3. INVENTORIES

Inventories consist of the following:

                                                                      March 31,                  June 30,
                                                                         2002                     2001
                                                                    -------------             -------------
                                                                      (unaudited)
      Raw materials                                                 $   1,792,437             $   1,516,030
      Work-in-process                                                     847,924                   686,359
      Finished goods                                                    1,368,124                   712,992
      Packaging supplies                                                  205,813                   240,728
                                                                    -------------             -------------
                                                                    $   4,214,298             $   3,156,109
                                                                    =============             =============

NOTE 4. INCOME TAXES


The provision for federal and state income taxes for the three months ended March 31, 2002 and 2001 was $1,862,281 and $91,000, respectively. The provision for federal and state income taxes for the nine months ended March 31, 2002 and 2001 was $3,031,281 and $227,000, respectively.


NOTE 5. RELATED PARTY TRANSACTIONS


The Company had sales of approximately $103,000 and $76,000 during the nine months ended March 31, 2002 and 2001, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $169,000 and $297,000 during the nine months ended March 31, 2002 and 2001, respectively. Accounts receivable includes amounts due from the related party of approximately $38,000 and $34,000 at March 31, 2002 and June 30, 2001, respectively. Accrued expenses include amounts due to the related party of approximately $13,000 and $29,000 at March 31, 2002 and June 30, 2001, respectively.


NOTE 6. SETTLEMENT OF LAWSUIT

Included in other income for the nine months ended March 31, 2001 is $1,173,149 in income from the settlement of a lawsuit, net of fees. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were netted with the income received in First Quarter Fiscal 2001.


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

RESULTS OF OPERATIONS -THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001.

Net sales for the three months ended March 31, 2002 ("Third Quarter Fiscal 2002") increased by 227% to $8,638,229 from net sales of $2,640,448 for the three months ended March 31, 2001 ("Third Quarter Fiscal 2001"). Sales increased as a result of additions to the Company's prescription (Rx) line of products, including Primidone 50 mg tablets, first marketed in May 2001, Prednisolone tablets, first marketed in October 2001, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, first marketed in December 2001, and Isoniazid tablets, first marketed in January 2002. Additionally, sales increased due to improved marketing activities, new customer accounts, favorable market conditions, increased unit sales, and increased unit revenues on a portion of the Company's niche line of products. During the current fiscal year, one of the Company's competitors suspended production and distribution of a generic product which Lannett continued to produce and market. Consequently, Lannett was able to increase its sales output to meet the unchanged demand for the item. Lannett increased the total revenue earned related to the product, thereby increasing total sales for the period compared to the prior period. The increase in Rx sales was offset by a decrease in over-the-counter (OTC) product sales, due to increased competition. Rx sales increased by approximately $6,238,000 from Third Quarter Fiscal 2001 to Third Quarter Fiscal 2002. OTC product sales decreased by approximately $241,000 from Third Quarter Fiscal 2001 to Third Quarter Fiscal 2002.

Cost of sales increased by 46%, to $2,075,856 in Third Quarter Fiscal 2002 from $1,425,882 in Third Quarter Fiscal 2001. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefits expenses, depreciation expense, and manufacturing and laboratory supplies. Gross profit margins for Third Quarter Fiscal 2002 and Third Quarter Fiscal 2001 were 76% and 46%, respectively. The increase in the gross profit percentage is due to a more profitable product sales mix, higher absorption of fixed overhead and production costs, and improved unit profit margins on the Company's niche line of products.

Research and development expenses increased by 75% to $551,215 in Third Quarter Fiscal 2002 from $314,422 in Third Quarter Fiscal 2001. This increase is a result of increased payroll and benefits expenses due to the hiring of additional employees, and an increase in the cost of materials related to the development and formulation of new products not yet approved by the FDA.

Selling, general and administrative expenses increased by 131% to $1,036,569 in Third Quarter Fiscal 2002 from $449,367 in Third Quarter Fiscal 2001. This increase is a result of increases in commissions to sales representatives for incremental sales programs, increased payroll and benefits expenses due to the hiring of additional administrative employees, and a general increase in other administrative expenses due to the growth of the Company, in terms of employees, production volume and sales.

As a result of the foregoing, the Company increased its operating profit from $450,777 in Third Quarter Fiscal 2001to $4,938,816 in Third Quarter Fiscal 2002.

The Company's interest expense decreased from $209,089 in Third Quarter Fiscal 2001 to $36,715 in Third Quarter Fiscal 2002 as a result of principal repayments and reduced interest rates.

The Company's income tax expense increased from $91,000 in Third Quarter Fiscal 2001 to $1,862,281 in Third Quarter Fiscal 2002 as a result of the increase in taxable income.

The Company reported net income of $3,044,283 for Third Quarter Fiscal 2002, or $0.23 basic and diluted income per share, compared to net income of $175,846 for Third Quarter Fiscal 2001, or $0.01 basic and diluted income per share.


RESULTS OF OPERATIONS -NINE MONTHS ENDED MARCH 31, 2002 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2001.

Net sales for the nine months ended March 31, 2002 increased by 171% to $18,102,402 from net sales of $6,689,504 for the nine months ended March 31, 2001. Sales increased as a result of additions to the Company's prescription
(Rx) line of products, including Primidone 50 mg tablets, first marketed in May 2001, Prednisolone tablets, first marketed in October 2001, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, first marketed in December 2001, and Isoniazid tablets, first marketed in January 2002. Additionally, sales increased due to improved marketing activities, new customer accounts, favorable market conditions, increased unit sales, and increased unit revenues on a portion of the Company's niche line of products. During the current fiscal year, one of the Company's competitors suspended production and distribution of a generic product which Lannett continued to produce and market. Consequently, Lannett was able to increase its sales output to meet the unchanged demand for the item. Lannett increased the total revenue earned related to the product, thereby increasing the total sales for the period compared to the prior period. The increase in Rx sales was offset by a decrease in over-the-counter (OTC) product sales, due to increased competition. Rx sales increased by approximately $12,145,000 for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. OTC sales decreased by approximately $732,000 for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001.

Cost of sales for the nine months ended March 31, 2002 increased by 31% to $5,859,014, from $4,468,081 for the nine months ended March 31, 2001. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefits expenses, depreciation expense, and manufacturing and laboratory supplies. Gross profit margins for the nine months ended March 31, 2002 and the nine months ended March 31, 2001 were 68% and 33%, respectively. The increase in the gross profit percentage is due to a more profitable product sales mix, higher absorption of fixed overhead and production costs, and improved unit profit margins on the Company's niche line of products.

Research and development expenses increased by 22% to $1,265,691 for the nine months ended March 31, 2002 from $1,036,658 for the nine months ended March 31, 2001. This increase is a result of an increase in the cost of materials related to the development and formulation of new products not yet approved by the FDA.

Selling, general and administrative expenses increased by 95% to $2,470,543 for the nine months ended March 31, 2002 from $1,265,199 for the nine months ended March 31, 2001. This increase is a result of an increase in commissions to sales representatives for incremental sales programs, increased payroll and benefits expenses due to the hiring of additional administrative employees, and a general increase in other administrative expenses due to the growth of the Company, in terms of employees, production volume and sales.

 As a result of the foregoing, the Company increased its operating income from a loss of $80,434 for the nine months ended March 31, 2001to a profit of $8,507,154 for the nine months ended March 31, 2002.

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

The Company's interest expense decreased from $604,694 for the nine months ended March 31, 2001 to $249,149 for the nine months ended March 31, 2002 as a result of principal repayments, and reduced interest rates. See Liquidity and Capital Resources below.

The Company's income tax expense increased from $227,000 for the nine months ended March 31, 2001 to $3,031,281 for the nine months ended March 31, 2002 as a result of the increase in taxable income.

The Company reported net income of $5,214,049 for the nine months ended March 31, 2002, or $0.39 basic and diluted income per share, compared to net income of $343,043 for the nine months ended March 31, 2001, or $0.03 basic and diluted income per share.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $4,635,099 for the nine months ended March 31, 2002 was attributable to net income of $5,214,049 as adjusted for the effects of non-cash items of $1,475,643 and changes in operating assets and liabilities totaling ($2,054,593). Significant changes in operating assets and liabilities are comprised of: i) an increase in trade accounts receivable of $2,562,821 due to increased sales, and the timing of shipments and related invoices, ii) an increase in inventories of $1,058,189 due primarily to the increases in raw materials and finished goods as a result of higher sales volume and the related inventory production, and larger buy-in's of certain raw materials, iii) an increase in prepaid expenses and other assets of $280,858 due to deposits paid by the Company on certain production related equipment not yet received, iv) an increase in accrued expenses, net of the decrease in accounts payable, of $324,530 due to increased operational expenses and capital equipment purchases and v) an increase in income taxes payable of $1,522,745 due to higher taxable income and the accrual of the related income taxes, which will be paid when the Company's estimated tax filings and income tax returns are due.

The net cash used in investing activities consisted of $1,530,695 expended during the nine months ended March 31, 2002 for equipment and building additions. The Company's anticipated budget for capital expenditures in Fiscal 2002 is $2,000,000. The anticipated additional capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to higher sales levels. As of March 31, 2002, none of the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for future capital expenditures; however approximately $292,000 was paid by the Company prior to March 31, 2002 for production equipment expected to arrive, and be placed in service in the Company's fourth quarter ended June 30, 2002. This balance is included in Other Assets at March 31, 2002.

The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At March 31, 2002, the Company has $1,871,439 outstanding and $2,378,561 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to December 1, 2002. Accrued interest at March 31, 2002, and June 30, 2001 was $101,762 and $0, respectively.

In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds were deposited into a money market account, which is restricted for future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At March 31, 2002, the Company had $3,700,000 outstanding on the Authority loan, of which $313,052 is classified as currently due. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2002, no portion of the letter of credit has been utilized.

In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. At March 31, 2002, the Company had $415,278 outstanding on the bonds, which is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $2,349,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At March 31, 2002, no portion of the letter of credit has been utilized.

The Company has a $2,000,000 line of credit from a bank. The line of credit was renewed and extended to November 30, 2002, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At March 31, 2002, the Company had $441,567 outstanding and $1,558,433 available under the line of credit.

The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of March 31, 2002, are sufficient to finance its level operations and currently anticipated capital expenditures.

Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.

PROSPECTS FOR THE FUTURE

As of March 31, 2002, several additional products are under development. Four of these products have been reformulated and submitted to the Food and Drug Administration ("FDA") for supplemental approval. The remainder of the developmental products are either previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce, or new products that the Company is planning to introduce. Since the Company has no control over the FDA review process, management is unable to anticipate when it will be able to begin producing and shipping additional products.




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


Employee Claim. A claim of retaliatory discrimination has been filed by a former employee with the Pennsylvania Human Relations Commission ("PHRC"). The Company has denied liability in this matter, which is being investigated by the PHRC pursuant to its normal procedures. At this time, management is unable to estimate a range of loss, if any, related to this action. However, management believes that the outcome will not have a material adverse impact on the financial position of the Company.

A claim of sexual harassment and retaliation also has been filed against the Company by another former employee. The claim was cross-filed with the PHRC and with the Equal Employment Opportunity Commission, which already has closed its file on the charge. The Company has filed an answer with the PHRC denying the charge, and the PHRC is investigating the claim pursuant to its normal procedures. At this time, management is unable to estimate a range of loss, if any, related to this action. However, management believes that the outcome of this charge also will not have a material adverse impact on the financial position of the Company.

DES Cases. The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. At this time, management is unable to estimate a range of loss, if any, related to such actions. However, management believes that the outcome will not have a material adverse impact on the financial position of the Company.


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

   (b) The Company did not filed any reports on Form 8-K during the Quarter ended March 31, 2002.

                                    SIGNATURE


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   LANNETT COMPANY, INC.



Dated: April 26, 2002                           By: /s/ Larry Dalesandro
                                                        ----------------
                                                    Larry Dalesandro
                                                    Chief Operating Officer

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
                                                     10-K")

                        Amendment #6 to Loan         Incorporated by reference to Exhibit
                        Agreement dated November     10(g) to the Annual Report on Form
        10(g)           1, 1996                      10-KSB f/y/e June 30, 1997 ("1997 Form
                                                     10-KSB")

        10(h)           Amendment #7 to Loan         Incorporated by reference to Exhibit
                        Agreement dated September    10(h) to the Annual Report on 1997
                        9, 1997                      Form 10-KSB

        10(i)           Amendment #8 to Loan         Incorporated by reference to Exhibit
                        Agreement dated June 30,     10(i) to the Annual Report on Form
                        1998                         10-KSB f/y/e June 30, 1998 ("1998 Form
                                                     10-KSB")

        10(j)           Amendment #9 to Loan         Incorporated by reference to Exhibit
                                                     10(j) to


       Exhibit
        Number          Description                  Method of Filing                         Page
        ------          -----------                  ----------------                         ----
                        Agreement dated December     the Annual Report on Form 10-KSB f/y/e
                        30, 1998                     June 30, 1999 ("1999 Form 10-KSB")

        10(k)           Amendment #10 to Loan        Incorporated by reference to Exhibit
                        Agreement dated December     10(k) to the Annual Report on Form
                        31, 1999                     10-KSB f/y/e June 30, 1999 ("1999 Form
                                                     10-KSB")


        10(l)           Amendment #11 to Loan        Incorporated by reference to Exhibit
                        Agreement dated October 1,   10(l) to the Form 10-QSB for Quarter
                        2000                         ended December 31, 2000

        10(m)           Loan Agreement dated May     Incorporated by reference to Exhibit
                        4, 1993 between the          10(c) to the 1993 Form 10-K
                        Company and Meridian Bank

        10(n)           Amendment to Loan            Incorporated by reference to Exhibit     -
                        Documents between the        10(e) to the Annual Report on Form
                        Company and Meridian Bank    10-KSB f/y/e June 30, 1994 ("1994 Form
                        dated as of December 8,      10-K")
                        1993

        10(o)           Letter Agreement between     Incorporated by reference to Exhibit     -
                        the Company and Meridian     10(f) to the Annual Report on Form
                        Bank dated December 21,      10-KSB f/y/e June 30, 1994 ("1994 Form
                        1993                         10-K")

        10(p)           Third Amendment to Loan      Incorporated by reference to Exhibit     -
                        Agreement dated as of June   10(g) to the Annual Report on Form
                        9, 1994                      10-KSB f/y/e June 30, 1994 ("1994 Form
                                                     10-K")

        10(q)           Fourth Amendment to Loan     Incorporated by reference to Exhibit     -
                        Documents between the        10(i) to the Annual Report on Form
                        Company and Meridian Bank    10-KSB f/y/e June 30, 1995 ("1995 Form
                        as of October 27, 1994       10-K")

        10(r)           Letter Agreement between     Incorporated by reference to Exhibit     -
                        the Company and Meridian     10(j) to the Annual Report on Form
                        Bank dated October 27, 1994  10-KSB f/y/e June 30, 1995 ("1995 Form
                                                     10-K")

        10(s)           Letter Agreement between     Incorporated by reference to Exhibit     -
                        the Company and Meridian     10(k) to the Annual Report on Form
                        Bank dated July 10, 1995     10-KSB f/y/e June 30, 1995 ("1995 Form
                                                     10-K")

                        Amendment to Security        Incorporated by reference to Exhibit     -
                        Agreement between the        10(l) to the Annual Report on Form
        10(t)           Company and Meridian Bank    10-KSB f/y/e June 30, 1995 ("1995 Form
                        dated as of July 31, 1995    10-K")

        10(u)           Line of Credit Note dated    Incorporated by reference to Exhibit     -
                        July 31, 1995                10(m) to the Annual Report on Form
                                                     10-KSB f/y/e June 30, 1995 ("1995 Form
                                                     10-K")


       Exhibit
        Number          Description                  Method of Filing                         Page
        ------          -----------                  ----------------                         ----
        10(v)           Fifth Amendment to Loan      Incorporated by reference to Exhibit     -
                        Agreement dated July 31,     10(n) to the Annual Report on Form
                        1995                         10-KSB f/y/e June 30, 1995 ("1995 Form
                                                     10-K")

        10(w)           Amendment to Loan            Incorporated by reference to Exhibit     -
                        agreement between the        10(q) to the Annual Report on Form
                        Company and Meridian Bank,   10-KSB f/y/e June 30, 1996 ("1996 Form
                        dated March 5, 1996.         10-K")

        10(x)           Amendment to Loan            Incorporated by reference to Exhibit
                        agreement between the        10(h) to the Annual Report on 1997
                        Company and Corestates       Form 10-KSB
                        Bank, dated March 20, 1997.

        10(y)           Amendment to Loan            Incorporated by reference to Exhibit
                        agreement between the        10(h) to the Annual Report on 1997
                        Company and Corestates       Form 10-KSB
                        Bank, dated March 20, 1997.

        10(z)           Amendment to Loan            Incorporated by reference to Exhibit
                        agreement between the        10(h) to the Annual Report on 1997
                        Company and Corestates       Form 10-KSB
                        Bank, dated May 23, 1997.

        10(aa)          Amendment to Loan            Incorporated by reference to Exhibit
                        agreement between the        10(h) to the Annual Report on 1997
                        Company and Corestates       Form 10-KSB Bank,
                        dated September 24, 1997.

        10(ab)          Amendment to Loan            Incorporated by reference to Exhibit
                        agreement between the        10(h) to the Annual Report on 1997
                        Company and Corestates       Form 10-KSB Bank, dated
                        December 10, 1997.

        10(ac)          Amendment to Loan            Incorporated by reference to Exhibit
                        agreement between the        10(h) to the Annual Report on 1997
                        Company and Corestates       Form 10-KSB Bank, dated
                        December 10, 1997.

        10(ad)          Amendment to Loan            Incorporated by reference to Exhibit
                        agreement between the        10(aa) to the Annual Report on 1998
                        Company and Corestates       Form 10-KSB
                        Bank, dated June 11, 1998.

        10(ae)          Amendment to Loan            Incorporated by reference to Exhibit
                        agreement between the        10(ab) to the Annual Report on 1998
                                                     Form 10-KSB


       Exhibit
        Number          Description                  Method of Filing                         Page
        ------          -----------                  ----------------                         ----
                        Company and Corestates
                        Bank, dated June 1998.

        10(af)          Line of Credit Note dated    Incorporated by reference to Exhibit
                        March 11, 1999               10(ad) to the Annual Report on 1999
                                                     Form 10-KSB

        10(ag)          Taxable Variable Rate        Incorporated by reference to Exhibit
                        Demand/Fixed Rate Revenue    10(ae) to the Annual Report on 1999
                        Bonds, Series of 1999        Form 10-KSB

        10(ah)          Philadelphia Authority for   Incorporated by reference to Exhibit
                        Industrial Development       10(af) to the Annual Report on 1999
                        Tax-Exempt Variable Rate     Form 10-KSB
                        Demand/Fixed Revenue Bonds
                        (Lannett Company, Inc.
                        Project) Series of 1999

        10(ai)          Reimbursement and            Incorporated by reference to Exhibit
                        Agreements supporting bond   10(ag) to the Annual Report on 1999
                        issues                       Form 10-KSB

        10(aj)          Amendment No. 1 to           Incorporated by reference to Exhibit
                        Reimbursement Agreement      10(i) to the Annual Report on 1999
                        and Waiver                   Form 10-KSB

        10(ak)          Employment Agreement         Incorporated by reference to Exhibit
                        between the Company and      10(ah) to the Annual Report on 1994
                        Vlad Mikijanic               Form 10-KSB

        10(al)          Supply Agreement dated       Incorporated by reference to Exhibit
                        January 14, 1997             10(ad) to the Annual Report on 1998
                                                     Form 10-KSB

        10(am)          Supply Agreement dated       Incorporated by reference to Exhibit
                        January 17, 1997             10(ae) to the Annual Report on 1998
                                                     Form 10-KSB

        10(an)          Supply Agreement dated       Incorporated by reference to Exhibit
                        January 17, 1997             10(af) to the Annual Report on 1998
                                                     Form 10-KSB

        10(ao)          Supply Agreement dated       Incorporated by reference to Exhibit
                        February 11, 1997            10(ag) to the Annual Report on 1998
                                                     Form 10-KSB

        10(ap)          Supply Agreement dated May   Incorporated by reference to Exhibit
                        27, 1997                     10(ah) to the Annual Report on 1998
                                                     Form 10-KSB

          11            Computation of Per Share     Filed Herewith                               20
                        Earnings

          22            Subsidiaries of the Company  Incorporated by reference to the
                                                     Annual Report on Form 10-K f/y/e June
                                                     30, 1990

        23(b)           Consent of Deloitte &        Incorporated by reference to Exhibit
                        Touche                       23(B) to the Annual Report on 1999
                                                     Form 10-KSB