Form 10KSB/A
period 2001-06-30
LANNETT CO INC
filed 2002-08-21
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    ---------------

                           Commission File No. 0-9036

                              LANNETT COMPANY, INC.
                 (Name of small business issuer in its charter)
STATE OF DELAWARE                                                    23-0787-699
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

         During the year ended June 30, 2001, the use of the Company's manufacturing capacity remained consistent as compared to the prior year. Certain manufacturing departments are operating at full utilization (utilizing one shift) and certain departments are operating on a limited second shift. The hiring of additional personnel, and the renovation of excess storage space to be used for manufacturing purposes will allow for increased efficiency and utilization of equipment and should be sufficient to accommodate increased production needs during Fiscal 2002. On December 19, 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility. In January 2001, the Company extended this lease through April 30, 2004. This facility houses research and development, and warehousing operations; and is an addition to the Company's primary manufacturing facility located at the Company's headquarters.


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

         Additionally, two separate claims of discrimination have been filed against the Company with the PHRC and the EEOC. The Company was notified of the Complaints in June 2001 and July 2001, respectively. The Company has filed answers with the PHRC and EEOC denying the allegations. The PHRC and the EEOC are investigating the claims pursuant to their normal procedures. At this time, management is unable to estimate a range of loss, if any, related to these actions. Management believes that the outcomes of these claims also will not have material adverse impacts on the financial position of the Company.

         DES CASES. The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. At this time, management is unable to estimate a range of loss, if any, related to these actions. Management believes that the outcome of these cases will not have a material adverse impact on the financial position of the Company.


         CONTRACT DISPUTE. The Company was engaged in a civil lawsuit as the plaintiff based on a contract dispute regarding raw material for use in one of the Company's new products in development. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. The Company alleged that the breach of contract delayed the introduction of one of its products into the marketplace. The Company and the defending party settled the suit prior to trial. The Company received approximately $1.5 million in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit in Fiscal 2000. These fees were expensed to operations as they were incurred.

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

                         FISCAL YEAR ENDED JUNE 30, 2001

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

         RESTATEMENT

         The Company restated results for Fiscal 2000 and 2001 due to the correction of an error resulting from the improper deferral of legal fees incurred associated with the favorable settlement of a lawsuit. This resulted in a reduction in net income of $305,128 or $.02 per diluted share in Fiscal 2000, and an increase in net income of $305,128, or $.02 per diluted share in Fiscal 2001, respectively. This impact is reflected in the reported results herein.


         RESULTS OF OPERATIONS - FISCAL 2001 TO FISCAL 2000.

         Net sales for Fiscal 2001 increased by 4.7% to $12,090,993 from net sales of $11,553,457 in Fiscal 2000. Sales increased during Fiscal 2001 due to increased sales of the Company's prescription (Rx) product line, offset partially by a decrease in sales of the Company's Over-The-Counter ("OTC") products. In the fourth quarter of Fiscal 2001, the Company increased its sales volume by successfully marketing a new product and increasing its volume on certain other Rx products. Rx sales increased from $3,117,764 in Fiscal 2000 to $7,299,273 in Fiscal 2001. Sales of OTC products decreased from $8,435,693 in Fiscal 2000 to $4,791,717 in Fiscal 2001 due to increased competition. Net sales derived from the contract development and manufacturing agreement represents approximately $9,000 and $42,000 for Fiscal 2001 and Fiscal 2000, respectively. As the Company introduces additional products, it expects to continue increasing Rx product sales.

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

         Research and development expenses increased by 9.9% to $1,402,900 in Fiscal 2001 from $1,277,075 in Fiscal 2000 due to more aggressive new product development activities. Selling, general and administrative expenses increased by 10.6% to $2,014,004 in Fiscal 2001 from $1,820,196 in Fiscal 2000 due to increases in sales commission expense, and service charges related to banking activities.

         As a result of the foregoing, the Company reported an operating profit of $2,139,325 for Fiscal 2001, as compared to an operating profit of $1,269,897 for Fiscal 2000.

         The Company's interest expense, net of interest income, remained relatively constant at $680,962 for Fiscal 2001 compared to $690,258 for Fiscal 2000. See Liquidity and Capital Resources below.

         Included in other income during Fiscal 2001 is $1,475,814 in income from the settlement of a lawsuit. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. The Company alleged that the breach of contract delayed the introduction of one of its products into the marketplace. The Company and the defending party settled the suit prior to trial. The Company received the proceeds in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit, which were expensed to operations in Fiscal 2000.

         During Fiscal 2001, the Company provided for federal and state income tax expense of $1,007,522. During Fiscal 2000, the Company recorded net income tax benefits of $465,330. Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes requires companies to record deferred tax assets and liabilities on the balance sheet, including the effect of operating loss carryforwards, net of the effect of a valuation allowance. The purpose of the valuation allowance is to reduce the deferred asset to a value that "more likely than not" the Company will have taxable income in its future to offset such operating loss carryforwards. Lannett renewed its Research and Development plan, committing additional resources toward the identification and development of new generic drug products. In Fiscal Year 2001, Lannett was able to receive FDA approval for 2 new products. As a result of the Company's revived focus on development of new drug products, management expected the Company would achieve gains in sales, operating profits and taxable income in future years. This expectation led to management's decision to reduce its valuation allowance for the tax asset recorded because it believed that "more likely than not", the Company would achieve the taxable income to offset against past operating loss carryforwards.

         The Company reported net income of $1,829,915 for Fiscal 2001, $0.14 basic income per share, $0.14 on a diluted basis, compared to net income of $1,044,969 for Fiscal 2000, $0.08 basic income per share, $0.08 on a diluted basis.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities of $452,843 during Fiscal 2001 was attributable to net income of $1,829,915 as adjusted for the effects of non-cash items of $1,594,405 and a negative net change in operating assets and liabilities totaling $2,971,477. Significant changes in operating assets and liabilities are comprised of:

an increase in accounts receivable of $3,269,069 due to a significant increase in sales in the last quarter of Fiscal 2001, compared to the last quarter of Fiscal 2000. During Fiscal Year 2000, the total sales of 11,553,457 occurred relatively equally over the course of the entire year. Sales for Fiscal year 2001 were skewed more toward the end of the year. Specifically, sales for the final quarter in Fiscal 2001 were $5,401,489, which is significantly higher than sales in the first three quarters of Fiscal 2001. Due to the timing of cash payments pursuant to our credit terms, a significant portion of our sales of this final quarter were still in accounts receivable at June 30, 2001. The reasons for the increase in sales in the final quarter of Fiscal 2001 were: the introduction in May 2001 of a new product, Primidone 50 mg tablets, onto the marketplace for the first time in the Company's history, and increases in sales volume on other products due to favorable market conditions and aggressive marketing efforts. The addition of Primidone 50 mg tablets to Lannett's line of products allowed the Company to open many new customer accounts, including major chains and wholesalers. Lannett succeeded in increasing its market share for certain other items that it sold during this time period.

ii) an increase in inventories of $205,933 due to an increase of raw materials in anticipation of increased sales levels in Fiscal 2002.
         The net cash used in investing activities consisted mainly of $1,488,741 expended during Fiscal 2001 primarily for machinery and equipment. The Company has budgeted for $1,300,000 in capital expenditures in Fiscal 2002. The anticipated additional capital expenditure requirements will support the Company's growth related to new product introductions. As of June 30, 2001, approximately $1,226,000 from the proceeds of the bonds issued during Fiscal 1999 was available in financing restricted for certain future capital expenditures.

         The Company has a $4,250,000 revolving line of credit from its principal shareholder, William Farber, who is also the Chairman of the Board ("Shareholder Line of Credit"). At June 30, 2001, the Company has $4,225,000 outstanding and $25,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to December 1, 2001. Accrued interest at June 30, 2001, and June 30, 2000 was $0 and $22,977, respectively.

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

                                                                                Long Term Compensation
                                                                                ----------------------
                          Annual Compensation                                Awards            Payouts
------------------------------------------------------------------    ---------------------   ----------
    (A)               (B)       (C)          (D)         (E)             (F)        (G)          (H)           (I)
 Name and                                                             Restricted                 LTIP       All Other
 Principal           Fiscal                          Other Annual       Stock     Options/      Payouts    Compensation
 Position             Year     Salary       Bonus    Compensation      Award(s)     SARs         Amount       Amount
 --------             ----     ------       -----    ------------      --------     ----         ------       ------
William Farber        2001         0            0            0            0            0            0            0
Chairman of the       2000         0            0            0            0            0            0            0
Board                 1999         0            0            0            0            0            0            0

Larry Dalesandro(5)   2001   102,049(3)     5,000        3,600(1)         0       10,000(7)         0            0
Chief Operating       2000    78,951(3)     5,000        3,600(1)         0       10,000(7)         0            0
Officer               1999         0            0            0            0                         0            0

Eugene Livshits(5)    2001   109,669(3)     5,000        3,600(1)         0       12,000(7)         0            0
Vice                  2000    96,043(3)     2,000        2,631(1)         0       12,000(7)         0            0
President/Technical   1999         0            0            0            0            0            0            0
Affairs

Vlad Mikijanic        2001         0            0            0            0            0            0            0
Vice President/       2000    45,454(3)         0            0            0            0            0            0
Technical             1999   121,528(3)     2,000        7,200(1)         0            0            0            0
Affairs(2)

Jeffrey M. Moshal     2001         0            0            0            0            0            0            0
Chief Operating       2000    74,338(3)         0        3,000(1)         0            0            0            0
Officer(2)            1999   122,768(3)     2,000        7,200(1)         0      100,000(4)         0            0

Alan Saidel(2)        2001    65,879(3)     2,000        3,876(1)         0       50,000(4)         0        6,500(6)
Vice President/       2000   125,458(3)     2,500        7,200(1)         0       50,000(4)                 13,000(6)
Manufacturing         1999   113,526(3)     2,000        7,200(1)         0       50,000(4)                 13,000(6)
& Operations


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

         OPTION EXERCISES AND YEAR END OPTION VALUES

           (a)                    (b)                (c)                (d)                            (e)
                                                                                                    VALUE OF
                                                                                                   UNEXERCISED
                                                                NUMBER OF SECURITIES              IN-THE-MONEY
                                SHARES                          UNDERLYING UNEXERCISED             OPTIONS AT
                               ACQUIRED                           OPTIONS AT FY-END                  FY-END
                                  ON                VALUE           EXERCISABLE/                   EXERCISABLE/
        NAME                   EXERCISE           REALIZED          UNEXERCISABLE                 UNEXERCISABLE
        ----                   --------           --------          -------------                 -------------


Larry Dalesandro                  -                  -                3,333(1)/                         -
Chief Operating Officer                                               6,667(1)                          -


Eugene Livshits                                                       4,000(1)/                         -
Vice President - of               -                  -                8,000(1)                          -
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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 10, 2001, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:

                                                         Excluding Options               Including Options
                                                          and Debentures                  and Debentures
                                                          --------------                  --------------

Name and Address of                                     Number         Percent          Number        Percent of
Beneficial Owner                      Office          of Shares       of Class        of Shares          Class
----------------                      ------          ---------       --------        ---------          -----

Directors/Executive Officers:
----------------------------
Arthur Bedrosian                     Director            189,400(1)     1.43%         189,400(1)         1.43%
9000 State Road
Philadelphia, PA 19136

Larry Dalesandro                 Chief Operating               0           0            3,333(2)          .03%
9000 State Road                      Officer
Philadelphia, PA 19136

William Farber                   Chairman of the       9,234,486(3)    69.93%       9,234,486(3)        69.55%
9000 State Road                       Board
Philadelphia, PA 19136

Eugene Livshits                   Vice President               0           0%           4,000(2)          .03%
9000 State Road                     Technical
Philadelphia, PA 19136               Affairs

Marvin Novick                        Director             65,000(4)      .49%          95,000(5)          .72%
9000 State Road
Philadelphia, PA 19136

All directors and                                      9,488,886       71.85%       9,526,219           71.75%
executive officers as a group
(5 persons)

Gilda Gratz(6)                                           758,167        5.74%         758,167            5.71%
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

Date: August 21, 2002                    By: /s/ William Farber
     -------------------                     ---------------------
                                                 William Farber,
                                                 Chairman of the Board


Date: August 21, 2002                    By: /s/ Larry Dalesandro
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

Signature                                   Title                               Date
---------                                   -----                               ----

/s/ William Farber                        Chairman of the Board               August 21, 2002
--------------------------------------
William Farber

/s/ Marvin Novick                         Director                            August 21, 2002
-------------------------------------
Marvin Novick

/s/ Arthur Bedrosian                      Director                            August 21, 2002
------------------------------------
Arthur Bedrosian


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

As discussed in Note 1 to the consolidated financial statements, the Company restated its fiscal 2001 operating results due to a correction of an error.

Grant Thornton LLP
Philadelphia, Pennsylvania
August 8, 2001

CONSOLIDATED BALANCE SHEETS, AS RESTATED
JUNE 30, 2001 AND 2000

ASSETS                                                                      2001             2000
                                                                         (RESTATED)       (RESTATED)
CURRENT ASSETS:
  Cash                                                                  $         --   $         --
  Trade accounts receivable (net of allowance of $25,000 and $13,000)      4,366,587      1,097,518
  Inventories                                                              3,156,109      2,950,176
  Prepaid expenses and other assets                                          112,736        190,833
  Deferred tax asset                                                         983,403         46,137
                                                                        ------------   ------------
           Total current assets                                            8,618,835      4,284,664

PROPERTY, PLANT AND EQUIPMENT                                              8,667,955      7,652,539
  Less accumulated depreciation                                            3,089,735      2,698,355
                                                                        ------------   ------------
                                                                           5,578,220      4,954,184

RESTRICTED CASH                                                            1,225,649      2,026,445
OTHER ASSETS                                                                 242,913        266,947
DEFERRED TAX ASSET                                                                --      1,026,599
                                                                        ------------   ------------


TOTAL ASSETS                                                            $ 15,665,617   $ 12,558,839
                                                                        ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                        $  2,000,000   $  1,058,524
  Line of credit-shareholder                                               4,225,000             --
  Accounts payable                                                           917,397        747,200
  Accrued expenses                                                           569,919        544,499
  Income taxes payable                                                       248,109             --
  Current portion of long-term debt                                          728,330        692,496
                                                                        ------------   ------------
           Total current liabilities                                       8,688,755      3,042,719

LONG-TERM DEBT, LESS CURRENT PORTION                                       3,819,892      4,605,350
LINE OF CREDIT - SHAREHOLDER                                                      --      4,225,000
DEFERRED TAX LIABILITY                                                       641,285             --


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock - authorized 50,000,000 shares, par value $0.001;
    issued and outstanding, 13,206,128 shares                                 13,206         13,206
  Additional paid-in capital                                               2,312,575      2,312,575
  Retained earnings/(accumulated deficit)                                    189,904     (1,640,011)
                                                                        ------------   ------------
           Total shareholders' equity                                      2,515,685        685,770
                                                                        ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 15,665,617   $ 12,558,839
                                                                        ============   ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS, AS RESTATED
YEARS ENDED JUNE 30, 2001 AND 2000

                                                       2001             2000
                                                    (RESTATED)       (RESTATED)
NET SALES                                          $ 12,090,993    $ 11,553,457

COST OF SALES                                         6,534,764       7,186,289
                                                   ------------    ------------


           Gross profit                               5,556,229       4,367,018

RESEARCH AND DEVELOPMENT EXPENSES                     1,402,900       1,277,075
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                            2,014,004       1,820,196
                                                   ------------    ------------

                   Operating profit                   2,139,325       1,269,897
                                                   ------------    ------------

OTHER INCOME/(EXPENSE):
  Income from settlement of lawsuit, net of fees      1,475,814              --
  Loss on sale of assets                                (18,902)             --
  Loss on impairment of assets                          (77,838)             --
  Interest income                                        97,046         133,052
  Interest expense, including $411,850 and
   $488,632 to shareholder                             (778,008)       (823,310)
                                                   ------------    ------------

                                                        698,112        (690,258)
                                                   ------------    ------------

INCOME BEFORE INCOME TAX (EXPENSE)/BENEFIT            2,837,437         579,639

INCOME TAX (EXPENSE)/BENEFIT                         (1,007,522)        465,330
                                                   ------------    ------------

NET INCOME                                         $  1,829,915    $  1,044,969
                                                   ============    ============

Basic earnings per common share                    $       0.14    $       0.08
                                                   ============    ============

Diluted earnings per common share                  $       0.14    $       0.08
                                                   ============    ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY/(DEFICIENCY), AS RESTATED
YEARS ENDED JUNE 30, 2001 AND 2000


                                      COMMON STOCK
                               -------------------------     ADDITIONAL
                                 SHARES                       PAID-IN    RETAINED EARNINGS/ SHAREHOLDERS'
                                 ISSUED        AMOUNT         CAPITAL       (ACCUMULATED       EQUITY
                                                                              DEFICIT)

BALANCE, JULY 1, 1999           5,206,128    $     5,206    $   320,575    $(2,684,980)     $(2,359,199)


  Conversion of Shareholder     8,000,000          8,000      1,992,000                       2,000,000
       Debenture
  Net income (restated)                                                      1,044,969        1,044,969
                                             -----------    -----------    -----------      -----------

BALANCE, JUNE 30, 2000         13,206,128         13,206      2,312,575     (1,640,011)         685,770

  Net income (restated)                                                      1,829,915        1,829,915
                              -----------    -----------    -----------    -----------      -----------

BALANCE, JUNE 30, 2001         13,206,128    $    13,206    $ 2,312,575    $   189,904      $ 2,515,685
                              ===========    ===========    ===========    ===========      ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, AS RESTATED
YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                       2001           2000
                                                                                    (RESTATED)     (RESTATED)
OPERATING ACTIVITIES:
  Net income                                                                       $ 1,829,915    $ 1,044,969
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                    767,047        678,625
      Loss/Impairment on disposal of assets                                             96,740             --
      Deferred tax expense/(benefit)                                                   730,618       (527,520)
  Changes in assets and liabilities which provided (used) cash:
      Trade accounts receivable                                                     (3,269,069)       505,085
      Inventories                                                                     (205,933)      (325,798)
      Prepaid expenses and other assets                                                 59,799       (124,315)
      Accounts payable                                                                 170,197        (49,818)
      Accrued expenses                                                                  25,420        203,714
      Income taxes payable                                                             248,109             --
                                                                                   -----------    -----------

           Net cash provided by operating activities                                   452,843      1,404,942
                                                                                   -----------    -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                                   (1,488,741)      (772,248)
  Proceeds from sale of property, plant and equipment, net                              43,250             --
                                                                                   -----------    -----------
           Net cash used in investing activities                                    (1,445,491)      (772,248)
                                                                                   -----------    -----------
FINANCING ACTIVITIES:
  Net borrowings/(repayments) under line of credit                                     941,476       (263,476)
  Repayments of accrued interest - shareholder                                              --       (385,659)
  Repayments of debt                                                                  (749,624)      (658,439)
  Proceeds from debt, net of restricted cash released                                  800,796        557,876
                                                                                   -----------    -----------

           Net cash provided by/(used in) financing activities                         992,648       (749,698)
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                             --       (117,004)

CASH, BEGINNING OF YEAR                                                                     --        117,004
                                                                                   -----------    -----------

CASH, END OF YEAR                                                                  $        --    $        --
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid during year                                                        $   800,171    $ 1,227,363
                                                                                   ===========    ===========
  Income taxes paid                                                                $    54,682    $    11,448
                                                                                   ===========    ===========
Cash paid for interest during the year ended June 30, 2000 includes $43,343 of capitalized interest costs related to property and plant additions.
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001 AND 2000.

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

     Restatement - The Company restated results for Fiscal 2000 and 2001 due to the correction of an error resulting from the improper deferral of legal fees incurred associated with the favorable settlement of a lawsuit. This resulted in a reduction in net income of $305,128 or $.02 per diluted share in Fiscal 2000, and an increase in net income of $305,128, or $.02 per diluted share in Fiscal 2001, respectively. This impact is reflected in the reported results herein.


      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Lannett Company, Inc. and its inactive wholly owned subsidiary, Astrochem Corporation. All intercompany accounts and transactions have been eliminated.


      REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. Under a contract in which product development occurs, the Company recognizes revenue when services are rendered. There are no inventory consignments held at customers' locations. Provisions for estimated rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. If the historical data the Company uses to calculate these estimates does not properly reflect future activity, its net sales, gross profit, net income and earnings per share could decrease. However, management believes that these estimates do properly reflect future activity.


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

                                                       2001                            2000
                                            ---------------------------     ---------------------------
                                             NET INCOME       SHARES         NET INCOME       SHARES
                                            (NUMERATOR)   (DENOMINATOR)     (NUMERATOR)   (DENOMINATOR)
Basic earnings per share factors            $1,829,915      13,206,128      $1,044,969      13,206,128
Effect of potentially dilutive option
  plans and debentures
                                            ----------      ----------      ----------      ----------

    Diluted earnings per share factors      $1,829,915      13,206,128      $1,044,969      13,206,128
                                            ==========      ==========      ==========      ==========


Basic earnings per share                    $     0.14                      $     0.08
Diluted earnings per share                  $     0.14                      $     0.08


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

      SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment--generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates all products and reports one operating segment. Within this segment, the Company manufactures and sells a line of both prescription (Rx) and over-the-counter (OTC) drug products. All of these products are either tablet or capsule pills sold generically to the drug distribution industry. The only difference in the product line is the status that the Food and Drug Administration gives the product--either prescription status in which a doctor prescribes or authorizes the consumer to obtain the product, or over-the-counter status, which allows consumers to purchase the product directly from retailers without a doctor's prescription. There are no operating differences for Lannett in the manufacture of such lines of product that would require the Company to perform separate profitability analyses, or segregate income and loss activities by its status, as described above. Additionally, management does not prepare separate income and loss statements, forecasts and/or budget plans for its Rx versus OTC product lines. For its Fiscal years ended June 30, 2001 and 2000, Rx sales were $7,299,273 and $3,117,764 respectively. For its Fiscal years ended June 30, 2001 and 2000, OTC sales were $4,791,717 and $8,435,693 respectively.



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

      RECLASSIFICATIONS - Certain reclassifications were made to the 2000 consolidated financial statements to conform to the 2001 presentation.

2.   INVENTORIES

     Inventories at June 30, 2001 and 2000 consist of the following:

                                      2001              2000
        Raw materials             $1,516,030        $  785,795
        Work-in-process              686,359         1,023,521
        Finished goods               712,992           899,686
        Packaging supplies           240,728           241,174
                                  ----------        ----------

                                  $3,156,109        $2,950,176
                                  ==========        ==========


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at June 30, 2001 and 2000 consist of the following:

                                                       USEFUL LIVES            2001              2000
        Land                                                 -               $    33,414       $    33,414
        Building and improvements                     10 - 39 years            2,388,841         1,960,181
        Machinery and equipment                        5 - 10 years            6,136,775         5,550,019
        Furniture and fixtures                         5 - 7 years               108,925           108,925
                                                                             -----------       -----------
                                                                             $ 8,667,955       $ 7,652,539
                                                                             ===========       ===========

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

     Annual repayments of debt, including sinking fund requirements and amounts payable to shareholder (Notes 7 and 8) as of June 30, 2001 are as follows:

      YEAR ENDING                                                 AMOUNTS PAYABLE            AMOUNTS PAYABLE
      JUNE 30,                                                    TO INSTITUTIONS            TO SHAREHOLDER
      2002                                                            $  2,728,330              $ 4,225,000
      2003                                                                 253,642
      2004                                                                 806,250
      2005                                                                 732,498
      2006                                                                 672,498
      Thereafter                                                         1,355,004
                                                                      ------------              -----------

                                                                      $  6,548,222              $ 4,225,000
                                                                      ============              ===========


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





9.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the years ended June 30, 2001 and 2000.

                             2001              2000
        Current         $   276,904         $    62,190
        Deferred            730,618            (527,520)
                        -----------         -----------

                        $ 1,007,522         $  (465,330)
                        ===========         ===========

     A reconciliation of the differences between the effective rates and statutory rates is as follows:


                                                                                     2001         2000
Federal income tax at statutory rate                                                  34.0 %        35.0 %
State and local income tax, net                                                        6.8          10.7
Change in the beginning of the year balance
  of the valuation allowance                                                                      (101.7)
Other                                                                                 (1.0)          3.4
                                                                                   -------        ------
Income taxes expense/(benefit)                                                        39.8 %       (52.6)%
                                                                                   =======        ======

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

     A summary of the status of the Company's option plan as of June 30, 2001 and 2000 and the changes during the years then ended is represented below:

                                                 2001                          2000
                                        ---------------------------  ----------------------------
                                                      WEIGHTED AVG.                 WEIGHTED AVG.
                                                        EXERCISE                      EXERCISE
                                        SHARES           PRICE        SHARES           PRICE
Outstanding, beginning of year          218,250         $   1.24      189,200         $   1.50
Granted                                 105,500             0.80      150,450             1.13
Terminated                             (172,500)            1.08     (121,400)            1.52
                                       --------                      --------
Outstanding, end of year                151,250         $   1.09      218,250         $   1.24
                                       ========         ========     ========         ========
Options exercisable at year-end          71,284         $   1.20       54,883         $   1.45
                                       ========         ========     ========         ========

Weighted average fair value of options
   Granted during the year                              $   0.47                      $   0.84
                                                        ========                      ========


     The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants during the year ended June 30, 2001: risk-free interest rate of 5.42%, expected volatility of 57.5%, dividend yield of 0%, and expected life of 5 years.


                                                                      OPTIONS OUTSTANDING
                                                      -----------------------------------------------------
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

13.   COMMITMENTS

     In January 1998, the Company entered into an operating lease that includes an escalation clause, for its warehouse and research and development facility. The lease was extended through April 30, 2004. The Company also has another operating lease, expiring in 2005, for office equipment. Future minimum lease payments under these agreements are as follows:


YEAR ENDING JUNE 30,                                                           AMOUNT
2002                                                                       $   132,255
2003                                                                           132,255
2004                                                                           112,380
2005                                                                            11,935
                                                                           -----------
                                                                           $   388,825
                                                                           ===========


     Rental expense for the years ended June 30, 2001 and 2000 was $123,000 and $116,000, respectively.



14.  RELATED PARTY TRANSACTIONS

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
