Form 10QSB/A
period 2001-09-30
LANNETT CO INC
filed 2002-08-21
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A



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

         ITEM 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       September 30, 2001 (unaudited) and
                       June 30, 2001..............................................................................3

                       Consolidated Statements of Income
                       for the three months ended September 30, 2001
                       and 2000, as Restated (unaudited)..........................................................4

                       Consolidated Statements of Cash Flows
                       for the three months ended September 30, 2001
                       and 2000, as Restated (unaudited)..........................................................5

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


                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                   (UNAUDITED)
ASSETS                                                               9/30/01         6/30/01
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
                                                                   ============    ============




                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)




                                                                   FOR THE THREE MONTHS ENDED
                                                                  ----------------------------
                                                                     9/30/01        9/30/00
                                                                  ------------    ------------
                                                                                   (Restated)
NET SALES                                                         $  4,072,832    $  1,763,965
COST OF SALES                                                        1,546,444       1,160,879
                                                                  ------------    ------------

                  Gross profit                                       2,526,388         603,086

RESEARCH AND DEVELOPMENT EXPENSES                                      346,804         345,480
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                                       665,304         412,628
                                                                  ------------    ------------

                  Operating profit/(loss)                            1,514,280        (155,022)
                                                                  ------------    ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of associated fees                    -       1,478,277
Interest income-restricted                                              11,903          29,522
Interest expense, including $70,792 and $111,817 to shareholder       (121,298)       (208,536)
                                                                  ------------    ------------
                                                                      (109,395)      1,299,263

NET INCOME BEFORE TAXES                                              1,404,885       1,144,241
                                                                  ------------    ------------

INCOME TAXES                                                           491,710         256,885
                                                                  ------------    ------------

NET INCOME                                                        $    913,175    $    887,356
                                                                  ============    ============


BASIC INCOME PER SHARE                                            $        .07    $        .07
                                                                  ============    ============

DILUTED INCOME PER SHARE                                          $        .07    $        .07
                                                                  ============    ============

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                                    13,206,128      13,206,128
                                                                  ============    ============

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                                    13,245,769      13,206,128
                                                                  ============    ============



                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                    FOR THE THREE MONTHS ENDED
                                                                    --------------------------
                                                                      9/30/01        9/30/00
                                                                    -----------    -----------
                                                                                    (Restated)
OPERATING ACTIVITIES:
    Net income                                                      $   913,175    $   887,356
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                    196,474        186,855
       Deferred income tax expense                                      491,710        240,000
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                      1,716,221         58,404
       Inventories                                                       15,677       (776,223)
       Prepaid expenses and other assets                                (83,801)       100,879
       Accounts payable                                                (416,151)      (272,135)
       Accrued expenses                                                 (32,219)      (230,447)
                                                                    -----------    -----------

              Net cash provided by operating activities               2,801,086        720,689
                                                                    -----------    -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                         (539,835)      (719,726)
                                                                    -----------    -----------

       Net cash used in investing activities                           (539,835)      (719,726)
                                                                    -----------    -----------

FINANCING ACTIVITIES:
    Net repayments under line of credit                              (1,187,868)      (228,538)
    Net repayments under line of credit-shareholder                  (1,250,000)             -
    Repayments of debt                                                 (122,207)      (171,997)
    Proceeds from debt, net of restricted cash                          298,824        399,572
                                                                    -----------    -----------

    Net cash used in financing activities                            (2,261,251)          (963)
                                                                    -----------    -----------

NET DECREASE IN CASH                                                          -              -

CASH, BEGINNING OF PERIOD                                                     -              -
                                                                    -----------    -----------

CASH, END OF PERIOD                                                 $         -    $         -
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                     $   135,344    $   208,536
    Income taxes paid during period                                 $    16,790    $         0




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

NOTE 3. INVENTORIES




    Inventories consist of the following:


                    September 30,    June 30,
                        2001           2001
                     ----------     ----------
                    (unaudited)
Raw materials        $1,351,785     $1,516,030
Work-in-process         758,624        686,359
Finished goods          800,667        712,992
Packaging supplies      229,356        240,728
                     ----------     ----------
                     $3,140,432     $3,156,109
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


NOTE 6. SETTLEMENT OF LAWSUIT

     Included in other income is $1,478,277 in income from the settlement of a lawsuit, net of fees, for First Quarter Fiscal 2001. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received the proceeds in First Quarter Fiscal 2001. The Company incurred approximately $300,000 in legal fees relating to the lawsuit. These fees were expensed to operations in Fiscal 2000.

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

         Included in other income is $1,478,277 in income from the settlement of a lawsuit, net of fees, for First Quarter Fiscal 2001. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received the proceeds in First Quarter Fiscal 2001. The Company incurred approximately $300,000 in legal fees relating to the lawsuit. These fees were expensed to operations in Fiscal 2000.

         The Company's interest expense decrease from $208,536 in First Quarter Fiscal 2001 to $121,298 in First Quarter Fiscal 2002 as a result of principal repayments, and reduced interest rates.

         The Company's income tax expense increased from $256,885 in First Quarter Fiscal 2001to $491,710 in First Quarter Fiscal 2002 as a result of the increase in taxable income.

         The Company reported net income of $913,175 for First Quarter Fiscal 2002, $0.07 basic income per share, $0.07 on a diluted basis, compared to net income of $887,356 for First Quarter Fiscal 2001, $0.07 basic income per share, $0.07 on a diluted basis.



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

         Additionally, two separate claims of discrimination have been filed against the Company with the PHRC and the EEOC. The Company was notified of the Complaints in June 2001 and July 2001, respectively. The Company has filed answers with the PHRC and EEOC denying the allegations. The PHRC and the EEOC are investigating the claims pursuant to their normal procedures. At this time, management is unable to estimate a range of loss, if any, related to these actions. However, management believes that the outcomes will not have a material adverse impact on the financial position of the Company.


DES Cases. The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. At this time, management is unable to estimate a range of loss, if any, related to these actions. However, management believes that the outcomes will not have a material adverse impact on the financial position of the Company.


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



                                                 LANNETT COMPANY, INC.



Dated: August 21, 2002          By:       /s/ Larry Dalesandro
                                          -------------------------
                                          Larry Dalesandro
                                          Chief Operating Officer


                                By:       /s/ William Farber
                                          -------------------------
                                          William Farber
                                          Chairman of the Board


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

          10(ad)             Line of Credit Note dated March    Incorporated by reference to Exhibit 10(ad) to
                             11, 1999                           the Annual Report on 1999 Form 10-KSB

          10(ae)             Taxable Variable Rate              Incorporated by reference to Exhibit 10(ae) to
                             Demand/Fixed Rate Revenue Bonds,   the Annual Report on 1999 Form 10-KSB
                             Series of 1999



          Exhibit
          Number             Description                        Method of Filing                                    Page
          -------            -----------                        ----------------                                    ----
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

          10(ak)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(ae) to
                             17, 1997                           the Annual Report on 1998 Form 10-KSB

          10(al)             Supply Agreement dated January     Incorporated by reference to Exhibit 10(af) to
                             17, 1997                           the Annual Report on 1998 Form 10-KSB

          10(am)             Supply Agreement dated February    Incorporated by reference to Exhibit 10(ag) to
                             11, 1997                           the Annual Report on 1998 Form 10-KSB

          10(an)             Supply Agreement dated May 27,     Incorporated by reference to Exhibit 10(ah) to
                             1997                               the Annual Report on 1998 Form 10-KSB

            11               Computation of Per Share           Filed Herewith                                       18
                             Earnings

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