Form 10QSB/A
period 2001-12-31
LANNETT CO INC
filed 2002-08-21
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO          .
                                                          ---------  ----------


                           COMMISSION FILE NO. 0-9036

                              LANNETT COMPANY, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



       STATE OF DELAWARE                                     23-0787-699
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

         ITEM 1.   Financial Statements

                     Consolidated Balance Sheets as of
                     December 31, 2001 (unaudited) and
                     June 30, 2001................................................................................3

                     Consolidated Statements of Operations
                     for the three and six months ended December 31, 2001
                     and 2000, as Restated (unaudited)............................................................4

                     Consolidated Statements of Cash Flows
                     for the six months ended December 31, 2001
                     and 2000, as Restated (unaudited)............................................................5

                     Notes to Consolidated Financial
                     Statements (unaudited)...................................................................6 - 8

         ITEM 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations................................................................................8 - 11

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings.............................................................................12

         ITEM 2.   Changes in Securities and Use of Proceeds.....................................................12

         ITEM 3.   Defaults upon Senior Securities...............................................................13

         ITEM 4.   Submission of Matters to a Vote of Security Holders...........................................13

         ITEM 5.   Other Information.............................................................................13

         ITEM 6.   Exhibits and Reports on Form 8-K..............................................................13

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  (UNAUDITED)
ASSETS                                                                                              12/31/01             06/30/01
------                                                                                              --------             --------
CURRENT ASSETS:
         Cash                                                                                     $         --         $         --
         Trade accounts receivable (net of allowance of $15,000 and $25,000)                         4,056,992            4,366,587
         Inventories                                                                                 3,460,584            3,156,109
         Prepaid expenses                                                                              149,075              112,736
         Deferred tax asset                                                                            147,703              983,403
                                                                                                  ------------         ------------

                  Total current assets                                                               7,814,354            8,618,835
                                                                                                  ------------         ------------

PROPERTY, PLANT AND EQUIPMENT                                                                        9,710,461            8,667,955
Less accumulated depreciation                                                                       (3,469,301)          (3,089,735)
                                                                                                  ------------         ------------

                                                                                                     6,241,160            5,578,220
                                                                                                  ------------         ------------
RESTRICTED CASH                                                                                        602,462            1,225,649

OTHER ASSETS                                                                                           437,726              242,913
                                                                                                  ------------         ------------

                  Total assets                                                                    $ 15,095,702         $ 15,665,617
                                                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit                                                                           $  1,316,690         $  2,000,000
         Line of credit-shareholder                                                                  1,871,439            4,225,000
         Accounts payable                                                                            1,395,034              917,397
         Accrued expenses                                                                              639,076              569,919
         Income taxes payable                                                                          281,854              248,109
         Current portion of long-term debt                                                             728,330              728,330
                                                                                                  ------------         ------------

                  Total current liabilities                                                          6,232,423            8,688,755
                                                                                                  ------------         ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                                 3,524,282            3,819,892
                                                                                                  ------------         ------------

DEFERRED TAX LIABILITY                                                                                 641,285              641,285
                                                                                                  ------------         ------------

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
                                                                                                  ============         ============

                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                ---------------------------           ---------------------------
                                                                12/31/01           12/31/00           12/31/01           12/31/00
                                                                --------           --------           --------           --------
                                                                                                                         (Restated)
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                     $  5,391,341       $  2,285,091       $  9,464,173       $  4,049,056
COST OF SALES                                                    2,236,715          1,881,320          3,783,159          3,042,199
                                                              ------------       ------------       ------------       ------------

Gross profit                                                     3,154,626            403,771          5,681,014          1,006,857

RESEARCH AND DEVELOPMENT EXPENSES                                  367,670            376,756            714,474            722,236
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                                   768,670            403,204          1,433,974            815,835
                                                              ------------       ------------       ------------       ------------

                  Operating profit/(loss)                        2,018,286           (376,189)         3,532,566           (531,211)
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of fees                          --                 --                 --          1,478,277
Interest income-restricted                                           6,732             27,342             18,635             56,864
Interest expense                                                   (91,136)          (187,069)          (212,434)          (395,605)
                                                              ------------       ------------       ------------       ------------
                                                                   (84,404)          (159,727)          (193,799)         1,139,536
                                                              ------------       ------------       ------------       ------------

INCOME/(LOSS) BEFORE INCOME TAXES                             $  1,933,882       $   (535,916)      $  3,338,767       $    608,325
                                                              ------------       ------------       ------------       ------------

INCOME TAX EXPENSE/(BENEFIT)                                  $    677,290       $   (120,885)      $  1,169,000       $    136,000

NET INCOME/(LOSS)                                             $  1,256,592       $   (415,031)      $  2,169,767       $    472,325
                                                              ============       ============       ============       ============


BASIC INCOME/(LOSS) PER SHARE                                 $        .10       $       (.03)      $        .16       $        .04

DILUTED INCOME/(LOSS) PER SHARE                               $        .09       $       (.03)      $        .16       $        .04

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                                13,219,127         13,206,128         13,212,628         13,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                                13,303,645         13,206,128         13,297,146         13,206,128



               See notes to the consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                      FOR THE SIX MONTHS ENDED
                                                                                                      ------------------------
                                                                                                   12/31/01              12/31/00
                                                                                                   --------              --------
                                                                                                                         (Restated)
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                                                   $ 2,169,767            $   472,325
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                                                 400,732                376,384
       Deferred tax expense                                                                          835,700                106,115
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                                     309,595                 55,934
       Inventories                                                                                  (304,475)              (317,273)
       Prepaid expenses and other assets                                                            (252,318)                86,451
       Accounts payable                                                                              477,637               (490,432)
       Accrued expenses                                                                               69,157               (175,312)
       Income taxes payable                                                                           33,745                     --
                                                                                                 -----------            -----------

              Net cash provided by operating activities                                            3,739,540                114,192
                                                                                                 -----------            -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                    (1,042,506)              (825,083)
                                                                                                 -----------            -----------

       Net cash used in investing activities                                                      (1,042,506)              (825,083)
                                                                                                 -----------            -----------

FINANCING ACTIVITIES:
    Net borrowings/(repayments) under line of credit                                                (683,310)               557,074
    Repayments under line of credit -- shareholder                                                (2,353,561)                    --
    Repayments of debt                                                                              (295,610)              (220,889)
    Proceeds from debt, net of restricted cash released                                              623,187                374,706
    Proceeds from issuance of stock                                                                   12,260                     --
                                                                                                 -----------            -----------

    Net cash provided by/(used in) financing activities                                           (2,697,034)               710,891
                                                                                                 -----------            -----------

NET INCREASE/(DECREASE) IN CASH                                                                           --                     --

CASH, BEGINNING OF YEAR                                                                                   --                     --
                                                                                                 -----------            -----------

CASH, END OF PERIOD                                                                              $        --            $        --
                                                                                                 ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                                                  $   114,549            $   306,763
    Income taxes paid during period                                                              $   299,555            $         0

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




NOTE 3. INVENTORIES

Inventories consist of the following:

                                                            December 31,       June 30,
                                                                2001             2001
                                                           -------------     -------------
                                                            (unaudited)
       Raw materials                                       $   1,689,923     $   1,516,030
       Work-in-process                                           309,632           686,359
       Finished goods                                          1,256,355           712,992
       Packaging supplies                                        204,674           240,728
                                                           -------------     -------------
                                                           $   3,460,584     $   3,156,109
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


NOTE 6. SETTLEMENT OF LAWSUIT

Included in other income for the six months ended December 31, 2000 is $1,478,277 in income from the settlement of a lawsuit, net of fees. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received the proceeds in First Quarter Fiscal 2001. The Company incurred approximately $300,000 in legal fees relating to the lawsuit. These fees were expensed to operations in Fiscal 2000.


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

         RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000.

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


RESULTS OF OPERATIONS -- SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2000.

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

         Included in other income for the six months ended December 31, 2000 is $1,478,277 in income from the settlement of a lawsuit, net of fees. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received the proceeds in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were expensed to operations in Fiscal 2000.

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

         The Company reported net income of $2,169,767 for the six months ended December 31, 2001, or $0.16 basic and diluted income per share, compared to net income of $472,325 for the six months ended December 31, 2000, or $0.04 basic and diluted income per share.


LIQUIDITY AND CAPITAL RESOURCES -

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



                                                  LANNETT COMPANY, INC.



Dated: August 21, 2002                      By:         /s/ Larry Dalesandro
                                                        --------------------
                                                        Larry Dalesandro
                                                        Chief Operating Officer

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

           10(g)             Amendment #6 to Loan               Incorporated by reference to Exhibit 10(g) to
                             Agreement dated November 1,        the Annual Report on Form 10-KSB f/y/e
                             1996                               1997 June 30, 199 ("1997 Form 10-KSB")

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

           10(j)             Amendment #9 to Loan               Incorporated by reference to Exhibit 10(j) to

          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
                             Agreement dated December 30,       the Annual Report on Form 10-KSB f/y/e June 30,
                             1998                               1999 ("1999 Form 10-KSB")

           10(k)             Amendment #10 to Loan Agreement    Incorporated by reference to Exhibit 10(k) to
                             dated December 31,1999             the Annual Report on Form 10-KSB f/y/e June 30,
                                                                1999 ("1999 Form 10-KSB")


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