Form 10QSB/A
period 2002-03-31
LANNETT CO INC
filed 2002-08-21
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A



/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                   Consolidated Balance Sheets as of
                   March 31, 2002 (unaudited) and
                   June 30, 2001..................................................................................3

                   Consolidated Statements of Operations
                   for the three and nine months ended March 31, 2002
                   and 2001, as Restated (unaudited)..............................................................4

                   Consolidated Statements of Cash Flows
                   for the nine months ended March 31, 2002
                   and 2001, as Restated (unaudited)..............................................................5

                   Notes to Consolidated Financial
                   Statements (unaudited).....................................................................6 - 8

         ITEM 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations................................................................................9 - 13

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings.............................................................................13

         ITEM 2.   Changes in Securities and Use of Proceeds.....................................................13

         ITEM 3.   Defaults upon Senior Securities...............................................................14

         ITEM 4.   Submission of Matters to a Vote of Security Holders...........................................14

         ITEM 5.   Other Information.............................................................................14

         ITEM 6.   Exhibits and Reports on Form 8-K..............................................................14

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         (UNAUDITED)
ASSETS                                                                                    3/31/02                06/30/01
------                                                                                    -------                --------
CURRENT ASSETS:
         Cash                                                                           $       --             $       --
         Trade accounts receivable (net of allowance of $644,590 and $291,314)
                  For bad debts, chargebacks, rebates and other adjustments                6,299,818              4,100,273
         Inventories                                                                       4,214,298              3,156,109
         Prepaid expenses                                                                    119,765                112,736
         Deferred tax asset                                                                  147,703                983,403
                                                                                        ------------           ------------

                  Total current assets                                                    10,781,584              8,352,521
                                                                                        ------------           ------------

PROPERTY, PLANT AND EQUIPMENT                                                             10,155,307              8,667,955
Less accumulated depreciation                                                             (3,654,586)            (3,089,735)
                                                                                        ------------           ------------
                                                                                           6,500,721              5,578,220
                                                                                        ------------           ------------
RESTRICTED CASH                                                                                 --                1,225,649

OTHER ASSETS                                                                                 484,993                437,726
                                                                                        ------------           ------------

                  Total assets                                                          $ 17,767,298           $ 15,399,303
                                                                                        ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit                                                                 $    441,567           $  2,000,000
         Line of credit-shareholder                                                        1,871,439              4,225,000
         Accounts payable                                                                    481,372                917,397
         Accrued expenses                                                                    700,884                303,605
         Income taxes payable                                                              1,770,854                248,109
         Current  portion of long-term debt                                                  728,330                728,330
                                                                                        ------------           ------------

                  Total current liabilities                                                5,994,446              8,422,441
                                                                                        ------------           ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                       3,386,948              3,819,892
                                                                                        ------------           ------------

DEFERRED TAX LIABILITY                                                                       641,285                641,285
                                                                                        ------------           ------------

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
         Common stock - authorized 50,000,000 shares par value $.001;
                  issued and outstanding, 13,221,460 shares                                   13,222                 13,206
         Additional paid-in capital                                                        2,327,444              2,312,575
         Retained earnings                                                                 5,403,953                189,904
                                                                                        ------------           ------------
                  Total shareholders' equity                                               7,744,619              2,515,685
                                                                                        ------------           ------------

                  Total liabilities and shareholders' equity                            $ 17,767,298           $ 15,399,303
                                                                                        ============           ============


                 See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                      FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                    -------------------------------       -------------------------------
                                                       3/31/02           3/31/01             3/31/02            3/31/01
                                                    ------------       ------------       ------------       ------------
                                                                                                              (Restated)
NET SALES                                           $  8,638,229       $  2,640,448       $ 18,102,402       $  6,689,504
COST OF SALES                                          2,075,856          1,425,882          5,859,014          4,468,081
                                                    ------------       ------------       ------------       ------------

Gross profit                                           6,562,373          1,214,566         12,243,388
                                                                                                                2,221,423

RESEARCH AND DEVELOPMENT EXPENSES                        551,215            314,422          1,265,691          1,036,658
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                       1,072,342            449,367          2,506,316          1,265,199
                                                    ------------       ------------       ------------       ------------

                  Operating profit/(loss)              4,938,816            450,777          8,471,381            (80,434)
                                                    ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
Income from settlement of lawsuit, net of fees              --                 --                 --            1,478,277
Interest income-restricted                                 4,463             25,158             23,098             82,022
Interest expense                                         (36,715)          (209,089)          (249,149)          (604,694)
                                                    ------------       ------------       ------------       ------------
                                                         (32,252)          (183,931)          (226,051)           955,605
                                                    ------------       ------------       ------------       ------------

INCOME BEFORE TAXES                                 $  4,906,564       $    266,846       $  8,245,330       $    875,171
                                                    ------------       ------------       ------------       ------------

INCOME TAX EXPENSE                                  $  1,862,281       $     91,000       $  3,031,281       $    227,000

NET INCOME                                          $  3,044,283       $    175,846       $  5,214,049       $    648,171
                                                    ============       ============       ============       ============


BASIC INCOME PER SHARE                              $        .23       $        .01       $        .39       $        .05

DILUTED INCOME PER SHARE                            $        .23       $        .01       $        .39       $        .05

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                      13,220,345         13,206,128         13,215,163         13,206,128

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                      13,321,429         13,206,128         13,306,779         13,206,128



               See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED
                                                                           ---------------------------------
                                                                             3/31/02               3/31/01
                                                                           -----------           -----------
                                                                                                  (Restated)
OPERATING ACTIVITIES:
    Net income                                                             $ 5,214,049           $   648,171
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                           604,170               562,092
       Write-off of capitalized interest                                        35,773                  --
       Deferred income tax expense                                             835,700               173,115
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                            (2,562,821)             (621,809)
       Inventories                                                          (1,058,189)             (184,733)
       Prepaid expenses and other assets                                      (280,858)               46,716
       Accounts payable                                                       (436,025)             (374,086)
       Accrued expenses                                                        760,555              (179,424)
       Income taxes payable                                                  1,522,745                  --
                                                                           -----------           -----------

              Net cash provided by operating activities                      4,635,099                70,042
                                                                           -----------           -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                              (1,530,695)             (931,769)
                                                                           -----------           -----------

       Net cash used in investing activities                                (1,530,695)             (931,769)
                                                                           -----------           -----------

FINANCING ACTIVITIES:
    Net borrowings/(repayments) under line of credit                        (1,558,433)              847,709
    Repayments under line of credit -- shareholder                          (2,353,561)                 --
    Repayments of debt                                                        (432,944)             (338,069)
    Proceeds from debt, net of restricted cash released                      1,225,649               352,087
    Proceeds from issuance of stock                                             14,885                  --
                                                                           -----------           -----------

    Net cash provided by/(used in) financing activities                     (3,104,404)              861,727
                                                                           -----------           -----------

NET CHANGE IN CASH                                                                --                    --

CASH, BEGINNING OF YEAR                                                           --                    --
                                                                           -----------           -----------

CASH, END OF PERIOD                                                        $      --             $      --
                                                                           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                            $   161,433           $   306,763
    Income taxes paid during period                                        $   672,836           $         0


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

NOTE 6. SETTLEMENT OF LAWSUIT

Included in other income for the nine months ended March 31, 2001 is $1,478,277 in income from the settlement of a lawsuit, net of fees. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. Lannett alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received the proceeds in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were expensed to operations in Fiscal 2000.

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

RESULTS OF OPERATIONS --THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001.

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


RESULTS OF OPERATIONS --NINE MONTHS ENDED MARCH 31, 2002 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2001.

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

The Company reported net income of $5,214,049 for the nine months ended March 31, 2002, or $0.39 basic and diluted income per share, compared to net income of $648,171 for the nine months ended March 31, 2001, or $0.05 basic and diluted income per share.

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



                                                   LANNETT COMPANY, INC.



Dated: August 21, 2002                      By:          /s/ Larry Dalesandro
                                                         ----------------------
                                                         Larry Dalesandro
                                                         Chief Operating Officer

                                 EXHIBIT INDEX

          Exhibit
          Number             Description                        Method of Filing                                       Page
---------------------------- ---------------------------------- -------------------------------------------------- -------------
           3(a)              Articles of Incorporation          Incorporated by reference to the Proxy Statement   -
                                                                filed with respect to the Annual Meeting of
                                                                Shareholders held on December 6, 1991 (the "1991
                                                                Proxy Statement").

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

           10(j)             Amendment #9 to Loan               Incorporated by reference to Exhibit 10(j) to

          Exhibit
          Number             Description                        Method of Filing                                       Page
---------------------------- ---------------------------------- -------------------------------------------------- -------------
                             Agreement dated December 30, 1998  the Annual Report on Form 10-KSB f/y/e June 30,
                                                                1999 ("1999 Form 10-KSB")

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

          Exhibit
          Number             Description                        Method of Filing                                       Page
---------------------------- ---------------------------------- -------------------------------------------------- -------------
           10(v)             Fifth Amendment to Loan            Incorporated by reference to Exhibit 10(n) to           -
                             Agreement dated July 31, 1995      the Annual Report on Form 10-KSB f/y/e June 30,
                                                                1995 ("1995 Form 10-K")

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

          10(ae)             Amendment to Loan                  Incorporated by reference to Exhibit 10(ab) to
                             agreement between the              the Annual Report on 1998 Form 10-KSB

          Exhibit
          Number             Description                        Method of Filing                                       Page
---------------------------- ---------------------------------- -------------------------------------------------- -------------
                             Company and Corestates Bank,
                             dated June 1998.

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