Form 10KSB
period 2002-06-30
LANNETT CO INC
filed 2002-09-26
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
        FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

           The issuer had net sales of $25,126,214 for the fiscal year ended June 30, 2002.

           As of September 3, 2002, the aggregate market value of the voting stock held by non-affiliates was approximately $116,456,000 computed by reference to the closing price of the stock on the American Stock Exchange.

         As of September 3, 2002, there were 13,263,838 shares of the issuer's common stock, $.001 par value, outstanding.

                                                              Page 1 of 47 pages
                                                        Exhibit Index on Page 40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL.

           Lannett Company, Inc. (the "Company") was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania. In 1991, the Company merged into Lannett Company, Inc., a Delaware corporation. The sole purpose of the merger was to reincorporate the Company as a Delaware corporation. The Company develops, manufactures, packages, markets and distributes pharmaceutical products sold under generic chemical names. In addition, the Company contract manufactures and private labels pharmaceutical products for other companies. Currently, the Company manufactures only solid oral dosage forms, including tablets and capsules; but the Company is pursuing partnerships and research contracts for the development and production of other dosage forms, including liquids and injectable products.

           The Company's headquarters, administrative offices, quality control laboratory, manufacturing and production facilities, consisting of approximately 31,000 square feet, are located at 9000 State Road, Philadelphia, Pennsylvania. In December 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. The leased facility is located approximately 1.5 miles from its headquarters in Philadelphia. In January 2001, the Company extended this lease through April 30, 2004. This facility houses research, development, warehousing and distribution operations.

PRODUCTS.

As of the date of this filing, the Company manufactured and/or distributed fifteen products:

NAME OF PRODUCT                            MEDICAL INDICATION           EQUIVALENT BRAND
                                                                        NAME PRODUCT
1.)  Butalbital, Aspirin and
           Caffeine Capsules               Migraine Headache            Fiorinal(R)
2.)  Butalbital, Aspirin, Caffeine
     with Codeine Capsules                 Migraine Headache            Fiorinal(R) with Codeine
3.)  Digoxin .125 mg Tablets               Heart Failure                Lanoxin(R)
4.)  Digoxin .25 mg Tablets                Heart Failure                Lanoxin(R)
5.)  Primidone 50 mg Tablets               Epilepsy                     Mysoline(R)
6.)  Primidone 250 mg Tablets              Epilepsy                     Mysoline(R)
7.)  Dicyclomine 10 mg Capsules            Irritable Bowels             Bentyl(R)
8.)  Dicyclomine 20 mg Tablets             Irritable Bowels             Bentyl(R)
9.)  Acetazolamide 250 mg Tablets          Glaucoma                     Diamox(R)
10.) Prednisolone 5 mg Tablets             Antibacterial steroid        Not applicable
11.) Diphenoxylate with Atropine
           Sulfate Tablets                 Diarrhea                     Lomotil(R)
12.) Methylprednisolone Tablets            Steroid                      Medrol(R)
13.) Isoniazid 300 mg Tablets              Tuberculosis                 Not applicable
14.) Pseudoephedrine 30 mg Tablets         Allergies                    Sudafed(R)
15.) Guaifenesin with Ephedrine
           Tablets                         Allergies                    Not applicable

           Additional products are also currently under development. Five of these products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. The remainder of the products in development represent either previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce, or new formulations which the Company will submit ANDA's for FDA approval. The Company has also begun solicitation of quotes from outside contract development companies to supplement the Company's internal research and development efforts. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.


RAW MATERIALS.

           The raw materials used by the Company in the manufacture of pharmaceutical products consist of pharmaceutical chemicals in various forms, which are available from various sources. FDA approval is required in connection with the process of selecting active ingredient suppliers. One supplier accounted for approximately 30% of the Company's raw material purchases in Fiscal 2002. That supplier and an additional supplier accounted for approximately 27% and 24% of the Company's raw material purchases in Fiscal 2001. The raw materials purchased from these suppliers are available from a number of vendors.


DISTRIBUTION.

           The Company sells its pharmaceutical products primarily to wholesalers, distributors, warehousing chains, retail chains and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. Two customers accounted for approximately 22% and 19%, respectively, of net sales in Fiscal 2002. One of these customers accounted for approximately 24% of net sales in Fiscal 2001. As the Company introduces additional products and opens new customer accounts, it expects to broaden its customer base.


COMPETITION.

           The manufacture and distribution of generic pharmaceutical products is a highly competitive industry. Competition is primarily based on quality, price and service. The Company intends to compete primarily on this basis, as well as flexibility, availability of inventory, and by the fact that the Company's products are only available from a limited number of competitors. The modernization of its facilities, hiring of experienced staff, and implementation of inventory and quality control programs have improved the Company's competitive position over the past five years.

GOVERNMENT REGULATION.

           Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA and the Drug Enforcement Agency ("DEA"), and, to a lesser extent, by other federal regulatory bodies and state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the Company's generic drug products. Noncompliance with applicable regulations can result in fines, recall and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment, and refusal of the government to approve new drug applications. The FDA also has the authority to revoke previously approved drug products.

           FDA approval is required before any prescription drug can be marketed. The approval procedures are generally quite burdensome. A new drug is one not generally recognized by qualified experts as safe and effective for its intended use. New drugs are typically developed and submitted to the FDA by companies expecting to brand the product and sell it as a new medical treatment. The FDA review process for new drugs is very extensive; and it requires the submitting entity to make substantial investments in researching and testing the drug candidate. However, less burdensome approval procedures may be used for generic equivalents. Typically, the investment by a generic drug manufacturer in developing and submitting to the FDA an application for a generic drug is much less costly. There are currently three ways to obtain FDA approval of a new drug.

           NEW DRUG APPLICATIONS ("NDA"). Unless one of the two procedures discussed in the following paragraphs is available, a manufacturer must conduct and submit to the FDA complete clinical studies to establish a drug's safety and efficacy.

           ABBREVIATED NEW DRUG APPLICATIONS ("ANDA"). An ANDA is similar to an NDA, except that the FDA waives the requirement of complete clinical studies of safety and efficacy, although it may require bioavailability and bioequivalence studies. This process normally takes approximately 18 months. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the bloodstream needed to produce a therapeutic effect. "Bioequivalence" compares one drug product with another, and when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved equivalent drug. Under the Drug Price Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug, regardless of when such other drug was approved. The Drug Price Act, in addition to establishing a new ANDA procedure, created statutory protections for approved brand name drugs. Under the Drug Price Act, an ANDA for a generic drug may not be made effective until all relevant products and use patents for the equivalent brand name drug have expired or have been determined to be invalid. Prior to enactment of the Drug Price Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Drug Price Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDA's for generic drugs cannot become effective or, under certain circumstances, cannot be filed if the equivalent brand name drug was approved after December 31, 1981.

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

           The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and, to the extent that its business operations entail the generation, storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants, the Company may be subject to various federal, state and local environmental protection laws and regulations. The Company monitors its compliance with all environmental laws. Any compliance costs, which may be incurred, are contingent upon the results of future site monitoring and will be charged against operations when incurred. The Company incurred no monitoring costs during the years ended June 30, 2002 and 2001.


RESEARCH AND DEVELOPMENT.

           During Fiscal 2002 and Fiscal 2001, the Company incurred research and development costs of approximately $1,749,000 and $1,403,000, respectively.

EMPLOYEES.

           The Company currently employs 135 employees, all of whom are full-time.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's headquarters, administrative offices, quality control laboratory, manufacturing and production facilities are located at 9000 State Road, Philadelphia, Pennsylvania. This facility is approximately 31,000 square feet, located on four and one half (4-1/2) acres. The Company had increased its warehousing activities beyond the capacity of its current facility. As a result, in December 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. The leased facility is located approximately 1.5 miles from its headquarters in Philadelphia. In January 2001, the Company extended this lease through April 30, 2004. This facility houses research, development, warehousing and distribution operations.




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


EMPLOYEE CLAIMS.

            A claim of retaliatory discrimination has been filed by a former employee with the Pennsylvania Human Relations Commission ("PHRC") and the Equal Employment Opportunity Commission ("EEOC"). The Company has denied liability in this matter. The PHRC has made a determination that the complaint against the Company should be dismissed because the facts do not establish probable cause of the allegations of discrimination. The matter is still pending before the EEOC. At this time, management is unable to estimate a range of loss, if any, related to this action. Management believes that the outcome of this claim will not have a material adverse impact on the financial position or results of operations of the Company.

           Additionally, two separate claims of discrimination have been filed against the Company with the PHRC and the EEOC. The Company was notified of the Complaints in June 2001 and July 2001, respectively. The Company has filed answers with the PHRC and EEOC denying the allegations. The PHRC and the EEOC are investigating the claims pursuant to their normal procedures. At this time, management is unable to estimate a range of loss, if any, related to these actions. Management believes that the outcomes of these claims also will not have material adverse impacts on the financial position or results of operations of the Company.

DES CASES

           The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denied coverage of actions filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. At this time, management is unable to estimate a range of loss, if any, related to these actions. Management believes that the outcome of these cases will not have a material adverse impact on the financial position or results of operations of the Company.

CONTRACT DISPUTE

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters have been submitted to a vote of the Company's security holders during the quarter ended June 30, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

           On April 15, 2002, the Company's common stock began trading on the American Stock Exchange. Prior to this, the Company's common stock traded in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by Pink Sheets LLC. The following table sets forth certain information with respect to the high and low daily closing prices of the Company's common stock during Fiscal 2002 and 2001 as quoted by the American Stock Exchange (on and after April 15, 2002) and Pink Sheets LLC (prior to April 15, 2002). Such quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

---------------------------------------------------------------------------------------------------------------
                                       FISCAL YEAR ENDED JUNE 30, 2002
---------------------------------------------------------------------------------------------------------------
                                                                                            HIGH           LOW
                                                                                            ----           ---
First quarter....................................................................          $1.99          $1.03
Second quarter...................................................................          $4.04          $1.70
Third quarter....................................................................          $5.65          $3.20
Fourth quarter...................................................................         $12.00          $5.25

                                       FISCAL YEAR ENDED JUNE 30, 2001
                                       -------------------------------
                                                                                            HIGH           LOW
                                                                                            ----           ---
First quarter....................................................................          $0.63          $0.53
Second quarter...................................................................          $0.81          $0.44
Third quarter....................................................................          $0.75          $0.44
Fourth quarter...................................................................          $1.25          $0.61


HOLDERS

           The number of holders of record of the Company's common stock as of August 10, 2002 was 385.

DIVIDENDS.

           The Company did not pay any cash dividends in Fiscal 2002 or 2001. The Company intends to use all available funds for the Company's working capital and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           In addition to historical information, this Form 10-KSB contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-QSB to be filed by the Company in Fiscal 2002, and any Current Reports on Form 8-K filed by the Company.

RESTATEMENT

           The Company has corrected and restated its Fiscal 2001 financial statements due to the correction of an error resulting from the improper deferral of legal fees at June 30, 2000 incurred associated with the favorable settlement of a lawsuit. The effect of the restatement as of and for the year ended June 30, 2001 was to increase other income and previously reported net income by $305,128, or $.02 per diluted share. This impact is reflected in the reported results herein.

CRITICAL ACCOUNTING POLICIES

           The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

           Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included herein.

REVENUE RECOGNITION

         The Company recognizes revenue when its products are shipped. Under a contract in which product development occurs, the Company recognizes revenue when services are rendered. There are no inventory consignments held at customers' locations. Provisions for estimated rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. If the historical data the Company uses to calculate these estimates does not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could decrease. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

ACCOUNTS RECEIVABLE

           The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

INVENTORIES

           The Company values its inventory at the lower of cost or market and regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

RESULTS OF OPERATIONS - FISCAL 2002 TO FISCAL 2001.

           Net sales in Fiscal 2002 increased by 108% to $25,126,214 from net sales of $12,090,993 for Fiscal 2001. Sales increased as a result of additions to the Company's prescription line of products, including Primidone 50 mg tablets, first marketed in May 2001, Prednisolone tablets, first marketed in October 2001, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, first marketed in December 2001, and Isoniazid tablets, first marketed in January 2002. Additionally, sales increased due to improved marketing activities, new customer accounts, favorable market conditions, increased unit sales, and increased unit revenues on a portion of the Company's niche line of products. In the last quarter of Fiscal 2001, one of the Company's competitors suspended production and distribution of a generic product which the Company continued to produce and market. Consequently, the Company was able to increase its sales output to meet the unchanged demand for the item. The Company increased the total revenue earned related to the product, thereby increasing the total sales for the period compared to the prior period. The increase in prescription sales was offset by a decrease in over-the-counter (OTC) product sales, due to increased competition. Prescription sales increased by approximately $14,597,000 for Fiscal 2002 compared to Fiscal 2001. OTC sales decreased by approximately

$1,562,000 for Fiscal 2002 compared to Fiscal 2001. As the Company introduces additional products, it expects to continue increasing Rx product sales.

           Cost of sales in Fiscal 2002 increased by 30% to $8,452,677, from $6,534,764 in Fiscal 2001. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefits expenses, depreciation expense, and manufacturing and laboratory supplies. Gross profit margins for Fiscal 2002 and Fiscal 2001 were 66% and 46%, respectively. The increase in the gross profit percentage is due to a more profitable product sales mix, higher absorption of fixed overhead and production costs, and improved unit profit margins on the Company's niche line of products.

           Research and development expenses in Fiscal 2002 increased by 25% to $1,748,631, from $1,402,900 for Fiscal 2001. This increase is a result of an increase in the cost of materials related to the development and formulation of new products not yet approved by the FDA.

           Selling, general and administrative expenses in Fiscal 2002 increased by 61% to $3,298,564, from $2,014,004 for Fiscal 2001. This increase is a result of an increase in commissions to sales representatives for incremental sales programs, increased payroll and benefits expenses due to the hiring of additional administrative employees, and a general increase in other administrative expenses due to the growth of the Company, in terms of employees, production volume and sales.

           As a result of the foregoing, the Company increased its operating income from $2,139,325 for Fiscal 2001 to $11,626,342 for Fiscal 2002.

           Included in other income for Fiscal 2001 is $1,478,277 in income from the settlement of a lawsuit, net of fees. The lawsuit was initiated after a chemical supplier failed to supply the Company with raw material for its manufacturing process, despite the existence of a signed five-year supply contract. The Company alleged that the breach of contract delayed the introduction of one of its products into the marketplace. Consequently, the Company and the defending party settled the suit out of court. The Company received the proceeds in First Quarter Fiscal 2001. The Company incurred approximately $305,000 in legal fees relating to the lawsuit. These fees were expensed to operations in Fiscal 2000.

           The Company's interest expense decreased from $778,008 for Fiscal 2001 to $270,493 for Fiscal 2002 as a result of principal repayments and reduced interest rates. See Liquidity and Capital Resources below.

         The Company's income tax expense increased from $1,007,522 for Fiscal 2001 to $3,984,135 for Fiscal 2002 as a result of the increase in taxable income.

           The Company reported net income of $7,195,990 for Fiscal 2002, or $0.54 basic and diluted income per share, compared to net income of $1,829,915 for Fiscal 2001, or $0.14 basic and diluted income per share.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities of $7,436,861 for Fiscal 2002 was attributable to net income of $7,195,990, as adjusted for the effects of non-cash items of $1,713,402 and changes in operating assets and liabilities totaling ($1,472,531). Significant changes in operating assets and liabilities are comprised of: (i) an increase in inventories of $1,781,098 due primarily to the increases in raw materials and finished goods as a result of higher sales volume and the related inventory production, and larger buy-in's of certain raw materials, (ii) a decrease in accounts payable, net of the increase in accrued expenses, of $95,441 due to increased operational expenses and capital equipment purchases and (iii) an increase in income taxes payable of $478,443 due to higher taxable income and the accrual of the related income taxes, which will be paid when the Company's estimated tax filings and income tax returns are due.

           The net cash used in investing activities of $2,086,200 for Fiscal 2002 was attributable to $1,952,535 expended for equipment and building additions, $187,665 in deposits paid for equipment not yet received, and ($54,000) in cash proceeds from the sale of equipment. The Company's anticipated budget for capital expenditures in Fiscal 2003 is approximately $1,600,000. The anticipated additional capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to expected higher sales levels. As of June 30, 2002, none of the financing proceeds received from the bonds issued during Fiscal 1999 were available for future capital expenditures; however approximately $188,000 was paid by the Company prior to June 30, 2002 for production equipment expected to arrive, and be placed in service in the Company's six months ended December 31, 2002. This balance is included in Other Assets at June 30, 2002.

           The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At June 30, 2002, the Company has no amount outstanding and $4,250,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to December 1, 2002. There was no accrued interest at June 30, 2002 and June 30, 2001.

           In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Trust Indenture requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At June 30, 2002, the Company has $3,700,000 outstanding on the Authority loan, of which $356,667 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2002, no portion of the letter of credit has been utilized.

           In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the

Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to Mr. Farber, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in June 1999 and continuing through May 2003, the year the bonds mature. At June 30, 2002, the Company has $239,850 outstanding on the bonds, which is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $1,690,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At June 30, 2002, no portion of the letter of credit has been utilized.

           The Company has a $2,000,000 line of credit from a bank. The line of credit was renewed and extended to November 30, 2002, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At June 30, 2002, the Company had $202,668 outstanding and $1,797,332 available under the line of credit.

           The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of June 30, 2002, are sufficient to finance its level operations and currently anticipated capital expenditures.

           Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


PROSPECTS FOR THE FUTURE

           As described above, additional products are also currently under development. Five of these products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. The remainder of the products in development represent either previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce, or new formulations which the Company will submit ANDA's for FDA approval. The Company has also begun solicitation of quotes from outside contract development companies to supplement the Company's internal research and development efforts. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.


ITEM 7. FINANCIAL STATEMENTS

           The Consolidated Financial Statements for the years ended June 30, 2002 and 2001 and Independent Auditor Report filed as a part of this Form 10-KSB are listed in the "Index to Financial Statements" filed herewith.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

           The directors and executive officers of the Company are set forth below:

-----------------------------------------------------------------------------------------------------

                                              Age                             Position
-----------------------------------------------------------------------------------------------------
Directors:
---------

William Farber                                71                       Chairman of the Board

Marvin Novick                                 71                              Director

Ronald A. West                                68                              Director


Executive Officers:
------------------

Arthur P. Bedrosian                           55                             President

Larry Dalesandro                              30                      Chief Operating Officer

Eugene Livshits                               50                 Vice President - Technical Affairs


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

         RONALD A. WEST was elected a Director of the Company in January 2002. Mr. West is currently a Director of Beecher Associates, an industrial real estate investment company, R&M Resources, an investment and consulting services company and North East Staffing, Inc., an employee services company. Mr. West previously served as Chairman and Chief Executive Officer of Dura Corporation, an original equipment manufacturer of automotive products, including convertible tops, electrical and manual window regulators, truck utility step bumpers and other engineered equipment components. Prior to his service at Dura Corporation, Mr. West served in various financial management positions with TRW, Inc., Marlin Rockwell Corporation and National Machine Products Group. Mr. West studied Business Administration at Michigan State University and the University of Detroit.

         ARTHUR P. BEDROSIAN, J.D. was elected President of the Company in May 2002. Prior to this, he served as the Company's Vice President of Business Development from January 2002 to April 2002, and as a Director from February 2000 to January 2002. Mr. Bedrosian has operated generic drug manufacturing, sales, and marketing businesses in the healthcare industry for many years. Prior to joining the Company, Mr. Bedrosian served as President and Chief Executive Officer of Trinity Laboratories, Inc., a medical device and drug manufacturer. Mr. Bedrosian also operated Pharmaceutical Ventures Ltd, a healthcare consultancy and Interal Corporation, a computer consultancy to Fortune 100 companies. Mr. Bedrosian holds a Bachelor of Arts Degree in Political Science from Queens College of the City University of New York and a Juris Doctorate from Newport University in California.

         LARRY DALESANDRO was elected Chief Operating Officer of the Company in November 1999. Mr. Dalesandro joined the Company in January 1999 to manage the Company's financial operations. Previously, he was the Chief Financial Officer of Criterion Communications, Inc., a technology and new media services firm, Controller of Crown Contractors, Inc., a contract construction company, and Senior Auditor of Grant Thornton LLP, an international professional services firm. Mr. Dalesandro graduated Magna Cum Laude with a Bachelor's of Science Degree in Accountancy from Villanova University, and is a Certified Public Accountant.

         EUGENE LIVSHITS was elected Vice President Technical Affairs in November 1999. Dr. Livshits joined the Company in February 1997 as Director of Analytical Services. Dr Livshits has 27 years of experience in Analytical Services and Technical Affairs in the pharmaceutical industry. Dr. Livshits has previously been employed at Mutual Pharmaceutical Inc., PharmaKinetics Labs, Pal-Pak Inc., and Glenwood-Palisades Inc., where he held management and Director positions in Analytical Services. Dr. Livshits holds a Ph.D. from Moscow University.

           To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or executive officer during the past five years.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following table summarizes all compensation paid to or earned by the executive officers of the Company for Fiscal 2002, Fiscal 2001 and Fiscal 2000. There are no other executive officers whose total salary and bonus for services rendered to the Company or any subsidiary exceeded $100,000 during Fiscal 2002.

=================================================================================================================================

                                                                                        Long Term Compensation
                                                                                 ----------------------------------
                                Annual Compensation                                       Awards           Payouts
-------------------------------------------------------------------------------------------------------------------
         (A)                (B)        (C)             (D)           (E)             (F)           (G)        (H)        (I)
      Name and                                                                   Restricted                   LTIP     All Other
      Principal           Fiscal                                Other Annual       Stock        Options/    Payouts  Compensation
      Position             Year      Salary           Bonus     Compensation      Award(s)        SARs       Amount     Amount
      --------             ----      ------           -----     ------------      --------        ----       ------     ------
William  Farber            2002        0                 0              0                0         0           0           0

Chairman of the            2001        0                 0              0                0         0           0           0
Board of Directors
and Chief Executive        2000        0                 0              0                0         0           0           0
Officer

Arthur P. Bedrosian(3)     2002     64,385               0           3,000(1)            0         0           0           0

President                  2001        0                 0              0                0         0           0           0

                           2000        0                 0              0                0         0           0           0


Larry  Dalesandro(3)       2002     116,698(2)        25,000         7,200(1)            0         0           0           0

Chief Operating            2001     102,049(2)        5,000          3,600(1)            0      10,000(4)      0           0
Officer
                           2000     78,951(2)         5,000          3,600(1)            0         0           0           0


Eugene Livshits(3)         2002     126,715(2)        25,000         7,200(1)            0         0           0           0

Vice                       2001     109,669(2)        5,000          3,600(1)            0      12,000(4)      0           0
President/Technical
Affairs                    2000     96,043(2)         2,000          2,631(1)            0         0           0           0

         (1)      Represents auto allowance.

         (2) Includes payments to the Company's 401(k) Plan (3% of eligible compensation).

         (3) Mr. Bedrosian was elected as an officer of the Company on January 24, 2002. Mr. Dalesandro and Mr. Livshits were elected as officers of the Company on November 1, 1999.

         (4) The options represent 10,000 and 12,000 incentive stock options, which were granted to Mr. Dalesandro and Mr. Livshits, respectively on November 1, 2000 pursuant to the Company's 1993 Long Term Incentive Stock Plan. The options are exercisable as follows: one-third on or after November 1, 2000, one-third on or after November 1, 2001 and one-third on or after November 1, 2002.


OPTION EXERCISES AND YEAR END OPTION VALUES

==================================================================================================================================
             (a)                       (b)                   (c)                        (d)                              (e)
                                                                                                                     VALUE OF
                                                                                                                    UNEXERCISED
                                                                             NUMBER OF SECURITIES                  IN-THE-MONEY
                                     SHARES                                 UNDERLYING UNEXERCISED                  OPTIONS AT
                                    ACQUIRED                                   OPTIONS AT FY-END                       FY-END
                                       ON                   VALUE                 EXERCISABLE/                      EXERCISABLE/
        NAME                        EXERCISE              REALIZED               UNEXERCISABLE                     UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------------

==================================================================================================================================
Larry Dalesandro                     6,666                $69,993                       0(1)/                           0(1)/
Chief Operating Officer                                                               3,334(1)                        31,340(1)



==================================================================================================================================
Eugene Livshits                                                                         0(1)/                           0(1)/
Vice President - of                  8,000                $68,800                     4,000(1)                        37,600(1)
Technical Affairs

==================================================================================================================================


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

COMPENSATION OF DIRECTORS.

           Directors received compensation of $1,000 per meeting attended, for services provided as directors of the Company during Fiscal 2002. Directors are reimbursed for expenses incurred in attending Board meetings.


EMPLOYMENT CONTRACTS.

                     There were no employment contracts in existence at the end of Fiscal 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of August 10, 2002, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:

===========================================================================================================================

                                                                     Excluding Options                Including Options
                                                                      and Debentures                   and Debentures
                                                                  ----------------------           -----------------------
Name and Address of                                                 Number      Percent             Number        Percent
Beneficial Owner                            Office                of Shares     of Class           of Shares      of Class
----------------                            ------                ---------     --------           ---------      --------
Directors/Executive Officers:
----------------------------

Arthur Bedrosian                           President              302,750(1)       1.81%           302,750(1)       1.80%
9000 State Road
Philadelphia, PA 19136

Larry Dalesandro                        Chief Operating             6,666          0.05%             6,666           .05%
9000 State Road                             Officer
Philadelphia, PA 19136

William Farber                          Chairman of the         9,134,486(2)      68.87%         9,134,486(2)      68.38%
9000 State Road                              Board
Philadelphia, PA 19136

Eugene Livshits                         Vice President              8,000          0.06%             8,000           .06%
9000 State Road                       Technical Affairs
Philadelphia, PA 19136

Marvin Novick                              Director                52,200           .43%            82,200(3)        .65%
9000 State Road
Philadelphia, PA 19136

Ronald A. West                             Director                   150          0.00%               150          0.00%
9000 State Road
Philadelphia, PA 19136

All directors and                                               9,504,252         71.22%         9,534,252         70.94%
executive officers as a group
(6 persons)

(1) Includes 34,750 shares owned jointly by Arthur Bedrosian and Shari Bedrosian, Arthur Bedrosian's spouse, and 8,000 shares owned by Talin Bedrosian, Arthur Bedrosian's daughter.

(2) Includes 300,000 shares owned jointly by William Farber and Audrey Farber, the Secretary of the Company and William's Farber's spouse.

(3) Includes 30,000 vested options to purchase common stock at an exercise price of $1.38 per share.

* Assumes that all options and debentures exercisable within sixty days have been exercised, which results in 13,358,737 shares outstanding.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described above, William Farber, the majority shareholder and Chairman of the Board of the Company, had provided the Company with a revolving line of credit due December 1, 2002 of $4,250,000, which the Company has used to renovate its manufacturing facility, to acquire new equipment, to retain new management and to provide working capital. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." Mr. Farber is currently the holder of 9,134,486 shares of common stock of the Company, or approximately 69% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

      The Company had sales of approximately $174,000 and $111,000 during the years ended June 30, 2002 and 2001, respectively, to a distributor (the "related party") in which the owner is the son of William Farber, the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $221,000 and $369,000 during the years ended June 30, 2002 and 2001, respectively. Accounts receivable includes amounts due from the related party of approximately $59,000 and $34,000 at June 30, 2002 and June 30, 2001, respectively. Accrued expenses include amounts due to the related party of approximately $8,000 and $29,000 at June 30, 2002 and June 30, 2001, respectively. In the Company's opinion, the terms of these transactions were not more favorable than would have been from a non-related party.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-KSB is shown on the
                  Exhibit Index filed herewith.

         (b) The Company filed two reports on Form 8-K during the Quarter ended June 30, 2002. On April 16, 2002 the Company filed Form 8-K to disclose the fact that as of April 15th, 2002, the Company's common stock began trading on the American Stock Exchange. On May 10, 2002 the Company filed Form 8-K to disclose the fact that the Board of Directors elected Arthur Bedrosian as President of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LANNETT COMPANY, INC.

Date: September 14, 2002                  By: /s/ William Farber
      ------------------                      ---------------------
                                                  William Farber,
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Date: September 14, 2002                  By: /s/ Larry Dalesandro
      ------------------                      ----------------------
                                                  Larry Dalesandro,
                                                  Chief Operating Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Date
---------                                         ----


/ s / William Farber                              September 14, 2002
--------------------------------------
William Farber,
Chairman of the Board of Directors and
Chief Executive Officer




I, William Farber and I, Larry Dalesandro, certify that:

1. I have reviewed this report on Form 10-KSB of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial information included in this report, and the financial statements on which the financial information is based, fairly present in all material respects the financial condition, results of operations, changes in shareholders' equity, and cash flows the Company, as of, and for, the periods presented in this report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors;

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 25, 2002

/s/ William Farber
-------------------------
Chairman of the Board of Directors and Chief Executive Officer

/s/ Larry Dalesandro
-------------------------
Chief Operating Officer

               Report of Independent Certified Public Accountants

Shareholders and Board of Directors
Lannett Company, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. and Subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lannett Company, Inc. and Subsidiary as of June 30, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP
Philadelphia, Pennsylvania
August 14, 2002

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001

-----------------------------------------------------------------------------------------------------------
ASSETS                                                                            2002             2001
                                                                                                 (RESTATED)
CURRENT ASSETS:
  Cash                                                                          $        --     $        --
  Trade accounts receivable (net of allowance of $42,000 and $25,000)             4,465,885       4,366,587
  Inventories                                                                     4,937,207       3,156,109
  Prepaid expenses and other assets                                                 106,170         112,736
  Deferred tax asset                                                                300,368         983,403
                                                                                -----------     -----------
           Total current assets                                                   9,809,630       8,618,835

PROPERTY, PLANT AND EQUIPMENT                                                    10,144,968       8,667,955
  Less accumulated depreciation                                                   3,616,044       3,089,735
                                                                                -----------     -----------
                                                                                  6,528,924       5,578,220

RESTRICTED CASH                                                                          --       1,225,648
OTHER ASSETS                                                                        369,949         242,913
DEFERRED TAX ASSET                                                                       --              --
                                                                                -----------     -----------
TOTAL ASSETS                                                                    $16,708,503     $15,665,617
                                                                                ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                $   202,688     $ 2,000,000
  Line of credit-shareholder                                                             --       4,225,000
  Current portion of long-term debt                                                 596,517         728,330
  Accounts payable                                                                  733,984         917,397
  Accrued expenses                                                                  657,891         569,919
  Income taxes payable                                                              726,552         248,109
                                                                                -----------     -----------
           Total current liabilities                                              2,917,632       8,688,755

LONG-TERM DEBT, LESS CURRENT PORTION                                              3,343,333       3,819,892

DEFERRED TAX LIABILITY                                                              681,489         641,285


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock - authorized 50,000,000 shares, par value $0.001;
     issued and outstanding, 13,263,838 and 13,206,128 shares, respectively          13,263          13,206
  Additional paid-in capital                                                      2,366,892       2,312,575
  Retained earnings                                                               7,385,894         189,904
                                                                                -----------     -----------
           Total shareholders' equity                                             9,766,049       2,515,685
                                                                                -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $16,708,503     $15,665,617
                                                                                ===========     ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002 AND 2001

-----------------------------------------------------------------------------------
                                                         2002               2001
                                                                         (RESTATED)

NET SALES                                            $ 25,126,214      $ 12,090,993

COST OF SALES                                           8,452,677         6,534,764
                                                     ------------      ------------

           Gross profit                                16,673,537         5,556,229

RESEARCH AND DEVELOPMENT EXPENSES                       1,748,631         1,402,900
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                              3,298,564         2,014,004
                                                     ------------      ------------

           Operating profit                            11,626,342         2,139,325
                                                     ------------      ------------

OTHER INCOME/(EXPENSE):
  Income from settlement of lawsuit, net of fees               --         1,475,814
  Loss on sale of assets                                  (63,682)          (18,902)
  Loss on abandonment of assets                          (137,177)          (77,838)
  Interest income                                          25,135            97,046
  Interest expense, including $131,245 and
   $411,850 to shareholder                               (270,493)         (778,008)
                                                     ------------      ------------

                                                          446,217           698,112
                                                     ------------      ------------

INCOME BEFORE INCOME TAX EXPENSE                        11,180,125        2,837,437

INCOME TAX EXPENSE                                      3,984,135         1,007,522
                                                     ------------      ------------

NET INCOME                                           $  7,195,990      $  1,829,915
                                                     ============      ============

Basic earnings per common share                      $       0.54      $       0.14
                                                     ============      ============

Diluted earnings per common share                    $       0.54      $       0.14
                                                     ============      ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY/(DEFICIENCY)
YEARS ENDED JUNE 30, 2002 AND 2001

---------------------------------------------------------------------------------------------------------------------

                                        COMMON STOCK
                                ---------------------------     ADDITIONAL
                                   SHARES                         PAID-IN        RETAINED EARNINGS/     SHAREHOLDERS'
                                   ISSUED          AMOUNT         CAPITAL      (ACCUMULATED DEFICIT)        EQUITY
BALANCE, JULY 1, 2000           $13,206,128          13,206     $ 2,312,575         $(1,640,011)         $   685,770
     (RESTATED)

  Net income (Restated)                                                               1,829,915            1,829,915
                                                                                    -----------          -----------

BALANCE, JUNE 30, 2001           13,206,128          13,206       2,312,575             189,904            2,515,685

  Exercise of stock options          57,710              57          54,317                  --               54,374
  Net income                                                                          7,195,990            7,195,990
                                                                                    -----------          -----------

BALANCE, JUNE 30, 2002           13,263,838     $    13,263     $ 2,366,892         $ 7,385,894          $ 9,766,049
                                ===========     ===========     ===========         ===========          ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002 AND 2001

------------------------------------------------------------------------------------------------

                                                                       2002              2001
                                                                                      (RESTATED)
OPERATING ACTIVITIES:
  Net income                                                        $ 7,195,990      $ 1,829,915
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     789,304          767,047
      Loss/Impairment on disposal of assets                             200,859           96,740
      Deferred tax expense/(benefit)                                    723,239          730,618
  Changes in assets and liabilities which provided (used) cash:
      Trade accounts receivable                                         (99,298)      (3,269,069)
      Inventories                                                    (1,781,098)        (205,933)
      Prepaid expenses and other assets                                  24,863           59,799
      Accounts payable                                                 (183,413)         170,197
      Accrued expenses                                                   87,972           25,420
      Income taxes payable                                              478,443          248,109
                                                                    -----------      -----------

           Net cash provided by operating activities                  7,436,861          452,843
                                                                    -----------      -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (1,952,535)      (1,488,741)
  Deposits paid on machinery and equipment not yet received            (187,665)              --
  Proceeds from sale of property, plant and equipment                    54,000           43,250
                                                                    -----------      -----------

           Net cash used in investing activities                     (2,086,200)      (1,445,491)
                                                                    -----------      -----------

FINANCING ACTIVITIES:
  Net borrowings/(repayments) under line of credit                   (1,797,312)         941,476
  Repayments under line of credit - shareholder                      (4,225,000)
  Repayments of debt                                                   (608,372)        (749,624)
  Proceeds from debt, net of restricted cash released                 1,225,649          800,796
  Proceeds from issuance of stock                                        54,374               --
                                                                    -----------      -----------

           Net cash provided by/(used in) financing activities       (5,350,661)         992,648
                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH                                              --               --

CASH, BEGINNING OF YEAR                                                      --               --
                                                                    -----------      -----------

CASH, END OF YEAR                                                   $        --      $        --
                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid during year                                         $   293,323      $   800,171
                                                                    ===========      ===========
  Income taxes paid                                                 $ 2,782,453      $    54,682
                                                                    ===========      ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lannett Company, Inc. and subsidiaries (the "Company"), a Delaware corporation, develops, manufactures, packages, markets and distributes pharmaceutical products sold under generic chemical names. In addition, the Company contract manufactures and private labels pharmaceutical products for other companies. Currently, the Company manufactures only solid oral dosage forms, including tablets and capsules; but the Company is pursuing partnerships and research contracts for the development and production of other dosage forms, including liquids and injectable products.

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

RESTATEMENT - The Company has corrected and restated its Fiscal 2001 financial statements due to the correction of an error resulting from the improper deferral of legal fees at June 30, 2000 incurred associated with the favorable settlement of a lawsuit. The effect of the restatement for the year ended June 30, 2001 was to increase other income and previously reported net income by $305,128, or $.02 per diluted share. This impact is reflected in the reported results herein. There was no effect of the restatement as of June 30, 2001 in total assets, total liabilities, or retained earnings.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Lannett Company, Inc., its inactive wholly owned subsidiary, Astrochem Corporation and its wholly owned subsidiary, Lannett Holdings, Inc. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. Under a contract in which product development occurs, the Company recognizes revenue when services are rendered. There are no inventory consignments held at customers' locations. Provisions for estimated rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. If the historical data the Company uses to calculate these estimates does not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could decrease. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

INVENTORIES - Inventories are valued at the lower of cost (determined under the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the years ended June 30, 2002 and 2001 was approximately $789,000 and $725,000, respectively.

DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for the years ended June 30, 2002 and 2001 was approximately $42,000.

RESEARCH AND DEVELOPMENT - Research and development expenses are charged to operations as incurred.

ADVERTISING COSTS - The Company charges advertising costs to operations as incurred. Advertising expense for the years ended June 30, 2002 and 2001 was approximately $16,000 and $4,000, respectively.

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

LONG-LIVED ASSETS - SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. Impairment losses recognized during the years ended June 30, 2002 and 2001 were $225,256 and $77,838, respectively (See NEW ACCOUNTING PRONOUNCEMENTS).

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

                                                      2002                               2001
                                           -----------------------------     --------------------------
                                           NET INCOME         SHARES         NET INCOME       SHARES
                                           (NUMERATOR)     (DENOMINATOR)     (NUMERATOR)   (DENOMINATOR)

Basic earnings per share factors           $7,195,990         13,263,838     $1,829,915     13,206,128
Effect of potentially dilutive option
  plans and debentures                                            81,861
                                           ----------     --------------     ----------     ----------

    Diluted earnings per share factors     $7,195,990         13,345,699     $1,829,915     13,206,128
                                           ==========     ==============     ==========     ==========

Basic earnings per share                   $     0.54                        $     0.14
Diluted earnings per share                 $     0.54                        $     0.14



Options to purchase 44,355 shares, 15,835 shares, 10,000 shares, 30,000 shares and 1,050 shares of common stock at $1.125 per share, $0.80 per share, $3.45 per share, $1.38 per share and $3.78 per share, respectively, were outstanding at June 30, 2002. Options to purchase 68,450 shares, 51,500 shares, 30,000 shares and 1,300 shares of common stock at $1.125 per share, $0.80 per share, $1.38 per share and $3.78 per share, respectively, were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share because to do so would be antidilutive.

STOCK OPTION PLAN - SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized (See Note 10).

SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment--generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates all products and reports one operating segment. Within this segment, the Company manufactures and sells a line of both prescription (Rx) and over-the-counter (OTC) drug products. All of these products are either tablets or capsules sold generically to the drug distribution industry. The only difference in the product line is the status that the Food and Drug Administration gives the product--either prescription status in which a doctor prescribes or authorizes the consumer to obtain the product, or over-the-counter status, which allows consumers to purchase the product directly from retailers without a doctor's prescription. There are no operating differences for the Company in the manufacture of such lines of product that would require the Company to perform separate profitability analyses, or segregate income and loss activities by its status, as described above. Additionally, management does not prepare separate income and loss statements, forecasts and/or budget plans for its Rx versus OTC product lines. For its Fiscal years ended June 30, 2002 and 2001, Rx sales were $21,806,156 and $7,299,273 respectively. For its Fiscal years ended June 30, 2002 and 2001, OTC sales were $3,320,058 and $4,791,717 respectively.

CONCENTRATION OF CREDIT RISK - Two customers accounted for approximately $5,488,000 (22%) and $4,886,000 (19%) of net sales, respectively, in the fiscal year ended June 30, 2002. One customer accounted for approximately $2,905,000 (24%) of net sales in the fiscal year ended June 30, 2001. The Company performs ongoing credit evaluations of its customers' financial condition and has experienced no significant collection problems to date. Generally, the Company requires no collateral from its customers. One of the Company's products accounted for approximately $13,461,000 (54%) of net sales in fiscal year ended June 30, 2002. Two of the Company's products accounted for approximately $4,445,000 (37%) and $4,167,000 (34%) of net sales in fiscal year ended June 30, 2001. The Company expects these percentages to decrease as it continues to market additional products.


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

In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS No. 145 changes the accounting principles governing extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

RECLASSIFICATIONS - Certain reclassifications were made to the 2001 consolidated financial statements to conform to the 2002 presentation.

2. INVENTORIES

Inventories at June 30, 2002 and 2001 consist of the following:

                                                          2002                            2001
Raw materials                                          $2,479,344                      $1,516,030
Work-in-process                                           691,346                         686,359
Finished goods                                          1,560,029                         712,992
Packaging supplies                                        206,488                         240,728
                                                       ----------                      ----------

                                                       $4,937,207                      $3,156,109
                                                       ==========                      ==========


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2002 and 2002 consist of the following:

                                               USEFUL LIVES                   2002                     2001
Land                                                 -                    $     33,414             $     33,414
Building and improvements                      10 - 39 years                 3,124,268                2,388,841
Machinery and equipment                         5 - 10 years                 6,877,429                6,136,775
Furniture and fixtures                          5 - 7 years                    109,857                  108,925
                                                                           -----------              -----------
                                                                           $10,144,968              $ 8,667,955
                                                                           ===========              ===========


4. CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity date of three months or less from purchase date to be cash equivalents.

5. BANK LINE OF CREDIT

The Company has a $2,000,000 line of credit with a bank that bears interest at prime plus .50% per annum (5.25% at June 30, 2002). The line of credit is due November 30, 2002. The Company expects to extend the maturity date before the scheduled due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At June 30, 2002, the Company had $202,688 outstanding, and $1,797,312 available under the line of credit. The line of credit is collateralized by substantially all Company assets and a personal guarantee of the major shareholder. Further, the line of credit and a related letter of credit contain certain financial covenants (see Note 6).

6. LONG-TERM DEBT

Long-term debt at June 30, 2002 and 2001 consists of the following:

                                                                   2002                            2001
Tax-exempt Bond Loan                                            $3,700,000                     $3,700,000
Taxable Bond Loan                                                  239,850                        848,222
                                                                ----------                     ----------
                                                                 3,939,850                      4,548,222
Less current portion                                               596,517                        728,330
                                                                ----------                     ----------

                                                                $3,343,333                     $3,819,892
                                                                ==========                     ==========


In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). The bonds were issued under and secured by a Trust Indenture between the Authority and a bank, as trustee. A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account which is restricted to future plant and equipment needs of the Company as specified in the Agreement (see Note 4). The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2002 was 2.85%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 2002, the Company has $3,700,000 outstanding on the Authority loan, of which $356,667 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority loan and a portion of the related accrued interest. At June 30, 2002, no portion of the letter of credit has been utilized.

In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank, as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2002 was 4.06%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 2002, the Company has $239,850 outstanding on the bonds, which is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $1,690,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At June 30, 2002, no portion of the letter of credit has been utilized.

Annual repayments of debt, including sinking fund requirements, as of June 30, 2002 are as follows:




YEAR ENDING                                                  AMOUNTS PAYABLE
JUNE 30,                                                     TO INSTITUTIONS
2003                                                           $  596,517
2004                                                              718,333
2005                                                              706,667
2006                                                              678,333
2007                                                              300,000
Thereafter                                                        940,000
                                                               ----------
                                                               $3,939,850
                                                               ==========

7. LINE OF CREDIT PAYABLE TO SHAREHOLDER

On October 1, 2001, a debt modification agreement was consummated, by and between, the Company and its principal shareholder relating to the line of credit agreement described below. The Company and its principal shareholder had previously modified the debt agreement relating to the line of credit as of March 15, 1993, August 1, 1994, May 15, 1995, December 31, 1995, June 30, 1996,
November 1, 1996, September 9, 1997, June 30, 1998, December 30, 1998, December 31, 1999 and October 1, 2000. In each of the modifications, the maturity date of the debt was extended.

The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board. At June 30, 2002, the Company had $0 outstanding and $4,250,000 available under this line of credit. The expiration date of the line is December 1, 2002.

The line of credit bears interest at the prime rate published by Michigan National Bank plus 1% per annum. The effective rate at June 30, 2002 was 5.75%. Interest expense during the years ended June 30, 2002 and 2001 was approximately $132,245, and $412,000, respectively. Accrued interest at June 30, 2002 and June 30, 2001 was $0.

The line of credit is collateralized by substantially all Company assets, and is subordinated to the bank letters of credit and line of credit.

8. INCOME TAXES

The provision (benefit) for income taxes consists of the following for the years ended June 30, 2002 and 2001.

                                    2002                              2001
Current                          $3,260,896                        $  276,904
Deferred                            723,239                           730,618
                                 ----------                        ----------

                                 $3,984,135                        $1,007,522
                                 ==========                        ==========

A reconciliation of the differences between the effective rates and statutory rates is as follows:

                                                                 2002        2001
Federal income tax at statutory rate                             34.0 %      34.0 %
State and local income tax, net                                   3.1         6.8
Change in the beginning of the year balance
  of the valuation allowance
Other                                                            (1.5)       (1.0)
                                                                 ----        ----
Income taxes expense/(benefit)                                   35.6 %      39.8 %
                                                                 ====        ====

The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. As of June 30, 2002, the Company has utilized all of its available federal net operating loss carryforwards of approximately $2,457,000. A deferred tax liability is recorded for the future liability created by different depreciation methods for financial statement and tax return purposes.

Temporary differences which give rise to deferred tax assets and liabilities are as follows as of June 30, 2002 and 2002:

                                                                           2002                     2001
Deferred tax assets:
  Accrued expenses                                                       $  38,370               $  34,091
  Net operating loss carryforward                                          835,700
  Other                                                                    261,998                 113,612
                                                                         ---------               ---------

                                                                           300,368                 983,403
Valuation allowance                                                           --                      --
                                                                         ---------               ---------

           Total                                                           300,368                 983,403

Deferred tax liability - Property, plant and equipment                     681,489                 641,285
                                                                         ---------               ---------

Net deferred tax asset/(liability)                                       $(381,121)              $ 342,118
                                                                         =========               =========

9. STOCK OPTIONS

In fiscal 1993, the Company adopted the 1993 Long-Term Incentive Plan (the "Plan"). Pursuant to the Plan, officers and key employees of the Company may be granted stock options which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of the options is at least the fair market value of the common stock on the date of grant. The options vest over a three-year period and expire no later than 10 years from the date of grant. There are 2,000,000 shares reserved under the Plan. Options for 1,822,915 shares remain unissued as of June 30, 2002.

The Company accounts for the Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income would have been reduced by $90,302 and $75,175 for the years ended June 30, 2002 and 2001, respectively, and earnings per share would have been reduced by $0.01 per share for the years ended June 30, 2002 and 2001.

A summary of the status of the Company's option plan as of June 30, 2002 and 2001 and the changes during the years then ended is represented below:

                                                                                  2002                               2001
                                                                       -------------------------------   -------------------------
                                                                                         WEIGHTED AVG.                WEIGHTED AVG.
                                                                                           EXERCISE                     EXERCISE
                                                                         SHARES              PRICE        SHARES          PRICE
Outstanding, beginning of year                                          151,250            $   1.09       218,250       $   1.24
Granted                                                                  10,000                3.45       105,500           0.80
Exercised                                                               (56,676)               0.95             0           0.00
Terminated                                                               (3,334)               0.80      (172,500)          1.08
                                                                       --------                          --------
Outstanding, end of year                                                101,240            $   1.41       151,250       $   1.09
                                                                       ========            ========      ========       ========
Options exercisable at year-end                                          95,933            $   1.15        71,284       $   1.20
                                                                       ========            ========      ========       ========
Weighted average fair value of options
   granted during the year                                                                 $   3.45                     $   0.00
                                                                                           ========                     ========

  The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants during the years ended June 30, 2002 and 2001: risk-free interest rate of 5.15% and 5.42%, expected volatility of 70.6% and 57.5%, dividend yield of 0%, and expected life of 5 years.

                                                                                 WEIGHTED
                                                                                  AVERAGE                      WEIGHTED
                                                                                 REMAINING                      AVERAGE
RANGE OF EXERCISE PRICES                                                        CONTRACTUAL                    EXERCISE
                                                             OPTIONS           LIFE IN YEARS                     PRICE
$0.80 - $1.125                                               60,190                 7.3                          $ 1.04
$1.38                                                        30,000                 5.3                          $ 1.38
$3.45                                                        10,000                 9.5                          $ 3.45
$3.78                                                         1,050                 1.8                          $ 3.78




10. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan (the "Plan") covering substantially all employees. The Company is required to contribute amounts pursuant to employee salary reduction agreements and a matching contribution equal to each employee's contribution not to exceed 3% of the employee's compensation for the Plan year. Contributions to the Plan during the years ended June 30, 2002 and 2001 were $86,222 and $70,891, respectively.

11. CONTINGENCIES

The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the years ended June 30, 2002 and 2001.

The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage (subject to limits of liability) during the time period that damages were alleged to have occurred. The Company has either settled or is currently defending over 500 such claims. Management believes that the outcome will not have a material adverse impact on the consolidated financial position or results of operations of the Company.

In addition to the matters reported herein, the Company is involved in litigation which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the consolidated financial position or results of operations.

12. COMMITMENTS

In January 1998, the Company entered into an operating lease for additional space. Currently, this leased facility houses the shipping and receiving department, warehousing, and the research and development laboratory. The lease was extended through April 30, 2004. The Company also has another operating lease, expiring in 2005, for office equipment. Future minimum lease payments under these agreements are as follows:

YEAR ENDING JUNE 30,                                              AMOUNT
2003                                                            $ 132,255
2004                                                              112,380
2005                                                               11,935
                                                                ---------
                                                                $ 256,570
                                                                =========

Rental expense for the years ended June 30, 2002 and 2001 was $124,000 and $123,000, respectively.

13. RELATED PARTY TRANSACTIONS

The Company had sales of approximately $174,000 and $111,000 during the years ended June 30, 2002 and 2001, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $221,000 and $369,000 during the years ended June 30, 2002 and 2001, respectively. Accounts receivable includes amounts due from the related party of approximately $59,000 and $34,000 at June 30, 2002 and June 30, 2001, respectively. Accrued expenses include amounts due to the related party of approximately $8,000 and $29,000 at June 30, 2002 and June 30, 2001, respectively.

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
                                                        10-K")

 Exhibit
 Number        Description                              Method of Filing                                            Page
 ------        -----------                              ----------------                                            ----
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

  10(k)        Amendment #10 to Loan Agreement dated    Incorporated by reference to Exhibit 10(k) to the Annual    -
               December 31, 1998                        Report on Form 10-KSB for Fiscal Year 2001

  10(l)        Loan Agreement dated May 4, 1993         Incorporated by reference to Exhibit 10(c) to the 1993      -
               between the Company and Meridian Bank    Form 10-K

  10(m)        Amendment to Loan Documents between      Incorporated by reference to Exhibit 10(e) to the Annual    -
               the Company and Meridian Bank dated as   Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
               of December 8, 1993                      10-K")

  10(n)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(f) to the Annual    -
               and Meridian Bank dated December 21,     Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
               1993                                     10-K")

  10(o)        Third Amendment to Loan Agreement        Incorporated by reference to Exhibit 10(g) to the Annual    -
               dated as of June 9, 1994                 Report on Form 10-KSB f/y/e June 30, 1994 ("1994 Form
                                                        10-K")

  10(p)        Fourth Amendment to Loan Documents       Incorporated by reference to Exhibit 10(i) to the Annual    -
               between the Company and Meridian Bank    Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
               as of October 27, 1994                   10-K")

 Exhibit
 Number        Description                              Method of Filing                                            Page
 ------        -----------                              ----------------                                            ----
  10(q)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(j) to the Annual    -
               and Meridian Bank dated October 27,      Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
               1994                                     10-K")

  10(r)        Letter Agreement between the Company     Incorporated by reference to Exhibit 10(k) to the Annual    -
               and Meridian Bank dated July 10, 1995    Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                        10-K")
                                                                                                                   -
  10(s)        Amendment to Security Agreement          Incorporated by reference to Exhibit 10(l) to the Annual
               between the Company and Meridian Bank    Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
               dated as of July 31, 1995                10-K")

  10(t)        Line of Credit Note dated July 31, 1995  Incorporated by reference to Exhibit 10(m) to the Annual    -
                                                        Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                        10-K")

  10(u)        Fifth Amendment to Loan Agreement        Incorporated by reference to Exhibit 10(n) to the Annual    -
               dated July 31, 1995                      Report on Form 10-KSB f/y/e June 30, 1995 ("1995 Form
                                                        10-K")

  10(v)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(q) to the Annual    -
               the Company and Meridian Bank, dated     Report on Form 10-KSB f/y/e June 30, 1996 ("1996 Form
               March 5, 1996.                           10-K")

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
               March 20, 1997.

 Exhibit
 Number        Description                              Method of Filing                                            Page
 ------        -----------                              ----------------                                            ----
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

 10(ab)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(h) to the Annual
               the Company and Corestates Bank, dated   Report on 1997 Form 10-KSB
               December 10, 1997.

 10(ac)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(aa) to the Annual
               the Company and Corestates Bank, dated   Report on 1998 Form 10-KSB
               June 11, 1998.

 10(ad)        Amendment to Loan agreement between      Incorporated by reference to Exhibit 10(ab) to the Annual
               the Company and Corestates Bank, dated   Report
               on 1998 Form 10-KSB June 1998.

 10(ae)        Line of Credit Note dated March 11,      Incorporated by reference to Exhibit 10(ad) to the Annual
               1999                                     Report on 1999 Form 10-KSB

 10(af)        Taxable Variable Rate Demand/Fixed       Incorporated by reference to Exhibit 10(ae) to the Annual
               Rate Revenue Bonds, Series of 1999       Report on 1999 Form 10-KSB

 10(ag)        Philadelphia Authority for Industrial    Incorporated by reference to Exhibit 10(af) to the Annual
               Development Tax-Exempt Variable Rate     Report on 1998 Form 10-KSB
               Demand/Fixed Revenue Bonds (Lannett
               Company, Inc. Project) Series of 1999

 Exhibit
 Number        Description                              Method of Filing                                            Page
 ------        -----------                              ----------------                                            ----
 10(ah)        Letter of Credit and Agreements          Incorporated by reference to Exhibit 10(ag) to the Annual
               supporting bond issues                   Report on 1998 Form 10-KSB

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

 10(ak)        Supply Agreement dated January 17, 1997  Incorporated by reference to Exhibit 10(ae) to the Annual
                                                        Report on 1998 Form 10-KSB

 10(al)        Supply Agreement dated January 17, 1997  Incorporated by reference to Exhibit 10(af) to the Annual
                                                        Report on 1998 Form 10-KSB

 10(am)        Supply Agreement dated February 11,      Incorporated by reference to Exhibit 10(ag) to the Annual
               1997                                     Report on 1998 Form 10-KSB

 10(an)        Supply Agreement dated May 27, 1997      Incorporated by reference to Exhibit 10(ah) to the Annual
                                                        Report on 1998 Form 10-KSB

   11          Computation of Earnings Per Share        Filed Herewith                                              45

   22          Subsidiaries of the Company              Incorporated by reference to the Annual Report on Form      -
                                                        10-K f/y/e June 30, 1990

   23          Consent of Deloitte & Touche             Incorporated by reference to Exhibit 23 to the Annual
                                                        Report on 1999 Form 10-KSB

   24          Certification Pursuant to 18 USC         Filed Herewith                                              46
               Section 1350