Form 10QSB
period 2002-09-30
LANNETT CO INC
filed 2002-11-13
CIK 57725

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.



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

As of October 29, 2002, there were 13,270,603 shares of the issuer's common stock, $.001 par value, outstanding.

                                                              Page 1 of 18 pages
                                                        Exhibit Index on Page 15

================================================================================

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       September 30, 2002 (unaudited) and
                       June 30, 2002............................................................................. 3

                       Consolidated Statements of Income
                       for the three months ended September 30, 2002
                       and 2001 (unaudited)...................................................................... 4

                       Consolidated Statements of Cash Flows
                       for the three months ended September 30, 2002
                       and 2001 (unaudited)...................................................................... 5

                       Notes to Consolidated Financial
                       Statements (unaudited)................................................................ 6 - 7

         ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations............................................................................. 8 - 11

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings............................................................................ 11

         ITEM 2.   Changes in Securities and Use of Proceeds.................................................... 12

         ITEM 3.   Defaults upon Senior Securities.............................................................. 12

         ITEM 4.   Submission of Matters to a Vote of Security Holders.......................................... 12

         ITEM 5.   Other Information............................................................................ 12

         ITEM 6.   Exhibits and Reports on Form 8-K............................................................. 14


                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   (UNAUDITED)
ASSETS                                                               9/30/02            6/30/02
------                                                               --------           -------
CURRENT ASSETS:
         Cash                                                     $  1,883,312       $         --
         Trade accounts receivable (net of allowances
            of $128,000 and $42,000)                                 5,408,863          4,465,885
         Inventories                                                 4,994,808          4,937,207
         Prepaid expenses                                              243,306            106,170
         Restricted cash                                               244,532                 --
         Deferred tax asset                                            300,368            300,368
                                                                  ------------       ------------

                  Total current assets                              13,075,189          9,809,630
                                                                  ------------       ------------

PROPERTY, PLANT AND EQUIPMENT                                       10,728,830         10,144,968
Less accumulated depreciation                                       (3,863,935)        (3,616,044)
                                                                  ------------       ------------

                                                                     6,864,895          6,528,924
                                                                  ------------       ------------


OTHER ASSETS                                                           600,934            369,949
                                                                  ------------       ------------


                  Total assets                                    $ 20,541,018       $ 16,708,503
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of Credit                                           $         --       $    202,688
         Current portion of long-term debt                             596,517            596,517
         Accounts payable                                            1,259,157            733,984
         Accrued expenses                                              693,182            657,891
         Income taxes payable                                        1,640,573            726,552
                                                                  ------------       ------------

                  Total current liabilities                          4,189,429          2,917,632
                                                                  ------------       ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                 3,343,740          3,343,333
                                                                  ------------       ------------

DEFERRED TAX LIABILITY                                                 681,489            681,489
                                                                  ------------       ------------

TOTAL LIABILITIES                                                    8,214,658          6,942,454
                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 13,270,603 shares                  13,271             13,263
         Additional paid-in capital                                  2,375,542          2,366,892
         Retained earnings                                           9,937,547          7,385,894
                                                                  ------------       ------------
                  Total shareholders' equity                        12,326,360          9,766,049
                                                                  ------------       ------------

                  Total liabilities and shareholders' equity      $ 20,541,018       $ 16,708,503
                                                                  ============       ============

                 See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                                  FOR THE THREE MONTHS ENDED
                                                                  --------------------------
                                                                   9/30/02          9/30/01
                                                                   -------          -------
NET SALES                                                      $  9,126,656       $  4,072,832
COST OF SALES                                                     3,836,110          1,546,444
                                                               ------------       ------------

                  Gross profit                                    5,290,546          2,526,388

RESEARCH AND DEVELOPMENT EXPENSES                                   456,811            346,804
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                                    893,525            665,304
                                                               ------------       ------------

                  Operating profit                                3,940,210          1,514,280
                                                               ------------       ------------

OTHER INCOME (EXPENSE):
Interest income-restricted                                               --             11,903
Interest expense, including $0 and $70,792 to shareholder           (23,940)          (121,298)
                                                               ------------       ------------
                                                                    (23,940)          (109,395)
                                                               ------------       ------------

NET INCOME BEFORE TAXES                                           3,916,270          1,404,885
                                                               ------------       ------------

INCOME TAXES                                                      1,364,617            491,710
                                                               ------------       ------------

NET INCOME                                                     $  2,551,653       $    913,175
                                                               ============       ============


BASIC INCOME PER SHARE                                         $       0.19       $       0.07
                                                               ============       ============

DILUTED INCOME PER SHARE                                       $       0.19       $       0.07
                                                               ============       ============

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                                 13,270,603         13,206,128
                                                               ============       ============

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                                 13,359,254         13,245,769
                                                               ============       ============



                 See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                         FOR THE THREE MONTHS ENDED
                                                                         --------------------------
                                                                          9/30/02           9/30/01
                                                                          -------           -------
OPERATING ACTIVITIES:
    Net income                                                          $ 2,551,653       $   913,175
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                        258,474           196,474
       Deferred income tax expense                                               --           491,710
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                           (942,978)        1,716,221
       Inventories                                                          (57,601)           15,677
       Prepaid expenses and other assets                                   (137,136)          (83,801)
       Accounts payable                                                     525,173          (416,151)
       Accrued expenses                                                      35,291           (32,219)
       Income taxes payable                                                 914,021                --
                                                                        -----------       -----------

              Net cash provided by operating activities                   3,146,897         2,801,086
                                                                        -----------       -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                             (583,862)         (539,835)
    Deposits paid on machinery and equipment not placed in service         (241,568)               --
                                                                        -----------       -----------

       Net cash used in investing activities                               (825,430)         (539,835)
                                                                        -----------       -----------

FINANCING ACTIVITIES:
    Net repayments under line of credit                                    (202,688)       (1,187,868)
    Net repayments under line of credit-shareholder                              --        (1,250,000)
    Repayments of debt                                                     (244,125)         (122,207)
    Proceeds from debt, net of restricted cash                                   --           298,824
    Proceeds from issuance of stock                                           8,658                --
                                                                        -----------       -----------

    Net cash used in financing activities                                  (438,155)       (2,261,251)
                                                                        -----------       -----------

NET INCREASE IN CASH                                                      1,883,312                --

CASH, BEGINNING OF PERIOD                                                        --                --
                                                                        -----------       -----------

CASH, END OF PERIOD                                                     $ 1,883,312       $        --
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                         $    23,940       $   135,344
    Income taxes paid during period                                     $   450,596       $    16,790


                 See notes to consolidated financial statements

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

    The results of operations for the three months ended September 30, 2002 and 2001 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

NOTE 2.  NEW ACCOUNTING STANDARDS

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

Management's assessment is that these Statements did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that results from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it cease operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of the Statement do not have a material impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement does not have a significant impact on the financial condition or results of operations of the Company.

In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS No. 145 changes the accounting principles governing extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. The adoption of this statement does not have a significant impact on the financial condition or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS 146 are to be applied prospectively after adoption date, the Company cannot determine the potential effects that the adoption of SFAS 146 will have on its consolidated financial statements.

NOTE 3. INVENTORIES

    Inventories consist of the following:

                                            September 30,       June 30,
                                                2002              2002
                                           -------------     -------------
                                            (unaudited)
       Raw materials                       $   2,736,569     $   2,479,344
       Work-in-process                           633,524           691,346
       Finished goods                          1,407,817         1,560,029
       Packaging supplies                        216,898           206,488
                                           -------------     -------------
                                           $   4,994,808     $   4,937,207
                                           =============     =============

NOTE 4. INCOME TAXES

     The provision for federal and state income taxes for the three months ended September 30, 2002 and 2001 was $1,364,617 and $491,710, respectively.


NOTE 5. RELATED PARTY TRANSACTIONS

     The Company had sales of approximately $27,000 and $37,000 during the three months ended September 30, 2002 and 2001, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $65,000 during each of the three months ended September 30, 2002 and 2001. Accounts receivable includes amounts due from the related party of approximately $24,000 and $59,000 at September 30, 2002 and June 30, 2002, respectively. Accrued expenses includes amounts due to the related party of approximately $12,000 and $8,000 at September 30, 2002 and June 30, 2002, respectively. In the Company's opinion, the terms of these transactions were not more favorable than would have been from a non-related party.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS.

         In addition to historical information, this Form 10-QSB contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-KSB filed by the Corporation in Fiscal 2002, and any Current Reports on Form 8-K filed by the corporation.


         RESULTS OF OPERATIONS -THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001.


         Net sales for the three months ended September 30, 2002 ("First Quarter Fiscal 2003") increased by 124% to $9,126,656 from net sales of $4,072,832 for the three months ended September 30, 2001 ("First Quarter Fiscal 2002"). Sales increased during First Quarter Fiscal 2003 as a result of higher sales of the Company's prescription (Rx) line of products, including Butalbital, Aspirin, Caffeine with Codeine Capsules, which was first marketed in December 2001, and Digoxin Tablets, which was first marketed in September 2002. Additionally, sales increased due to improved marketing activities, new customer accounts, favorable market conditions, increased unit sales, and increased unit revenues on a portion of the Company's niche line of products. The increase in Rx sales was offset by a decrease in over-the-counter (OTC) product sales, due to increased competition. Rx sales increased by approximately $5,386,000 from First Quarter Fiscal 2002 to First Quarter Fiscal 2002. OTC product sales decreased by approximately $332,000 from First Quarter Fiscal 2002 to First Quarter Fiscal 2003.

         Cost of sales increased by 148%, to $3,836,110 in First Quarter Fiscal 2003 from $1,546,444 in First Quarter Fiscal 2002. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefit expenses, and depreciation expense. Gross profit margins for First Quarter Fiscal 2003 and First Quarter Fiscal 2002 were 58% and 62%, respectively. The decrease in the gross profit percentage is due to increased raw material costs and the product sales mix.

         Research and development expenses increased by 32% to $456,811 in First Quarter Fiscal 2003 from $346,804 in First Quarter Fiscal 2002. This increase is a result of an increase in the cost of materials related to the development and formulation of new products not yet approved by the FDA.

         Selling, general and administrative expenses increased by 34% to $893,525 in First Quarter Fiscal 2003 from $665,304 in First Quarter Fiscal 2002. This increase is a result increased payroll and benefit expenses due to the hiring of additional administrative employees, and higher professional services fees, partially offset by a decrease in commission expenses due to the Company's reduction of fees related to sales brokerage contracts.

         As a result of the foregoing, the Company increased its operating profit to $3,940,210 for First Quarter Fiscal 2003, from $1,514,280 for First Quarter Fiscal 2002.

         The Company's interest expense decreased to $23,940 in First Quarter Fiscal 2003 from $121,298 in First Quarter Fiscal 2002 as a result of principal repayments and reduced interest rates. See Liquidity and Capital Resources below.

         The Company's income tax expense increased from $491,710 in First Quarter Fiscal 2002 to $1,364,617 in First Quarter Fiscal 2003 as a result of the increase in taxable income.

         The Company reported net income of $2,551,653 for First Quarter Fiscal 2003, or $0.19 basic and diluted income per share, compared to net income of $913,175 for First Quarter Fiscal 2002, or $0.07 basic and diluted income per share.



LIQUIDITY AND CAPITAL RESOURCES -


         Net cash provided by operating activities of $3,146,897 for First Quarter Fiscal 2003 was attributable to net income of $2,551,653, as adjusted for the effects of non-cash items of $258,474 and net changes in operating assets and liabilities totaling $336,770. Significant changes in operating assets and liabilities are comprised of: (i) an increase in accounts receivable of $942,978 due to increased sales, (ii) a increase in accounts payable of $525,173 due to increased operational expenses, inventory carrying levels and capital equipment purchases and (iii) an increase in income taxes payable of $914,021 due to higher taxable income and the accrual of the related income taxes, which will be paid when the Company's estimated tax filings and income tax returns are due.

         The net cash used in investing activities of $825,430 for First Quarter Fiscal 2003 was attributable to $583,862 expended for equipment and building additions and $241,568 in deposits paid for equipment not yet received or placed in service, or building additions not yet completed. The Company's anticipated budget for capital expenditures in Fiscal 2003 is approximately $1,700,000. The anticipated additional capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to expected higher sales levels. As of September 30, 2002, none of the financing proceeds received from the bonds issued during Fiscal 1999 were available for future capital expenditures; however approximately $452,000 was paid by the Company prior to September 30, 2002 for production equipment expected to arrive, or be placed in service during the Fiscal Year 2003. This balance is included in Other Assets at September 30, 2002.

         The Company has a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). At September 30, 2002, the Company has no amount outstanding and $4,250,000 available under this line of credit. The maturity date on the Shareholder Line of Credit was extended to December 1, 2002. There was no accrued interest at September 30, 2002 and June 30, 2002.

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 (the "Authority Loan") in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Trust Indenture requires the Company to repay the Authority Loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At September 30, 2002, the Company has $3,700,000 outstanding on the Authority Loan, of which $356,260 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2002, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee. From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to Mr. Farber, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in June 1999 and continuing through May 2003, the year the bonds mature. At September 30, 2002, the Company has $240,257 outstanding on the bonds, all of which is classified as currently due. In April 1999, an irrevocable letter of credit of approximately $1,690,000 was issued by a bank to secure payment of the bonds and a portion of the related accrued interest. At September 30, 2002, no portion of the letter of credit has been utilized.

         The Company has a $2,000,000 line of credit from a bank. The line of credit was renewed and extended to November 30, 2002, at which time the Company expects to renew and extend the due date. The line of credit is limited to 80% of qualified accounts receivable and 50% of qualified inventory. At September 30, 2002, the Company had $0 outstanding and $2,000,000 available under the line of credit.

         The Company believes that cash generated from its operations, its cash reserves and the balances available under the Company's existing loans and lines of credit as of September 30, 2002, are sufficient to finance its level operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.




             PROSPECTS FOR THE FUTURE


         As of September 30, 2002, there are several new products under development. Five of these products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. The remainder of the products in development represent either previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce, or new formulations which the Company will submit ANDA's for FDA approval. The Company has also begun solicitation of quotes from outside contract development companies to supplement the Company's internal research and development efforts. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.






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

    (b) The Company did not file any reports on Form 8-K during First Quarter Fiscal 2003.

                                    SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        LANNETT COMPANY, INC.



Dated: November 11, 2002            By: / s / Larry  Dalesandro
                                              -----------------
                                        Larry Dalesandro
                                        Chief Operating Officer


                                    By: / s / William Farber
                                              --------------
                                        William Farber
                                        Chairman of the Board and
                                        Chief Executive Officer


I, Larry Dalesandro, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Lannett Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/Larry Dalesandro
-------------------
Chief Operating Officer



I, William Farber, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Lannett Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/William Farber
-----------------
Chief Executive Officer

EXHIBIT INDEX

      11      Computation of Per Share Earnings    Filed Herewith           16

     99.1     Certification Pursuant to 18         Filed Herewith           17
              USC Section 1350