Form 10QSB
period 2002-12-31
LANNETT CO INC
filed 2003-02-11
CIK 57725

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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

As of February 3, 2003, there were 13,342,210 shares of the issuer's common stock, $.001 par value, outstanding.




                                                              Page 1 of 22 pages
                                                        Exhibit Index on Page 19

================================================================================

                                     INDEX

                                                                                   PAGE NO.
                                                                                   --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       December 31, 2002 (unaudited) and
                       June 30, 2002....................................................3

                       Consolidated Statements of Operations
                       for the three and six months ended December 31, 2002
                       and 2001 (unaudited).............................................4

                       Consolidated Statements of Cash Flows
                       for the six months ended December 31, 2002
                       and 2001 (unaudited).............................................5

                       Notes to Consolidated Financial
                       Statements (unaudited).......................................6 - 8

         ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations....................................................9 - 13

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings...................................................14

         ITEM 2.   Changes in Securities and Use of Proceeds...........................14

         ITEM 3.   Defaults upon Senior Securities.....................................14

         ITEM 4.   Submission of Matters to a Vote of Security Holders.................15

         ITEM 5.   Other Information...................................................15

         ITEM 6.   Exhibits and Reports on Form 8-K....................................15

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      LANNETT COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
ASSETS                                                                                       12/31/02         06/30/02
                                                                                             --------         --------
CURRENT ASSETS:
         Cash                                                                             $     467,628   $           -
         Trade accounts receivable (net of allowance of $113,000 and $42,000)                 5,098,356       4,465,885
         Inventories                                                                          6,305,391       4,937,207
         Prepaid expenses                                                                       481,194         106,170
         Deferred tax asset                                                                     300,368         300,368
                                                                                          -------------   -------------

                  Total current assets                                                       12,652,937       9,809,630
                                                                                          -------------   -------------

PROPERTY, PLANT AND EQUIPMENT                                                                10,938,580      10,144,968
Less accumulated depreciation                                                                (4,090,337)     (3,616,044)
                                                                                          -------------   -------------

                                                                                              6,848,243       6,528,924

OTHER ASSETS                                                                                    639,273         369,949
                                                                                          -------------  --------------


                  Total assets                                                            $  20,140,453   $  16,708,503
                                                                                          =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit                                                                   $           -   $     202,688
         Current portion of long-term debt                                                      730,008         596,517
         Accounts payable                                                                       493,596         733,984
         Accrued expenses                                                                       323,635         657,891
         Income taxes payable                                                                         -         726,552
                                                                                          -------------   -------------

                  Total current liabilities                                                   1,547,239       2,917,632
                                                                                          -------------   -------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                          2,784,644       3,343,333
                                                                                          -------------   -------------

DEFERRED TAX LIABILITY                                                                          681,489         681,489
                                                                                          -------------   -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock -
         authorized 50,000,000 shares par value $.001;
             issued and outstanding, 13,306,976 shares and 13,263,838 shares,
             respectively                                                                        13,307          13,263
         Additional paid-in capital                                                           2,413,315       2,366,892
         Retained earnings                                                                   12,700,459       7,385,894
                                                                                          -------------   -------------
                  Total shareholders' equity                                                 15,127,081       9,766,049
                                                                                          -------------   -------------

                  Total liabilities and shareholders' equity                              $  20,140,453   $  16,708,503
                                                                                          =============   =============



                 See notes to consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                   --------------------------                 ------------------------
                                                   12/31/02          12/31/01                12/31/02         12/31/01
                                                   --------          --------                --------         --------

NET SALES                                      $  10,183,161     $   5,391,341             $ 19,309,817      $ 9,464,173
COST OF SALES                                      3,965,474         2,236,715                7,801,585        3,783,159
                                               -------------     -------------             ------------      -----------

                  Gross profit                     6,217,687         3,154,626               11,508,232        5,681,014

RESEARCH AND DEVELOPMENT EXPENSES                    529,196           367,670                  986,007          714,474
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                   1,262,633           768,670                2,156,158        1,433,974
                                               -------------     -------------             ------------      -----------

                  Operating profit                 4,425,858         2,018,286                8,366,067        3,532,566
                                               -------------     -------------             ------------      -----------

OTHER INCOME (EXPENSE):
Interest income-restricted                                 -             6,732                        -           18,635
Interest expense                                     (13,321)          (91,136)                 (37,261)        (212,434)
                                               -------------     -------------             ------------      -----------
                                                     (13,321)          (84,404)                 (37,261)        (193,799)
                                               -------------     -------------             ------------      -----------

INCOME BEFORE INCOME TAXES                     $   4,412,537     $   1,933,882             $  8,328,806      $ 3,338,767
                                               -------------     -------------             ------------      -----------

INCOME TAX EXPENSE                             $   1,649,624     $     677,290             $  3,014,241      $ 1,169,000

NET INCOME                                     $   2,762,913     $   1,256,592             $  5,314,565      $ 2,169,767
                                               =============     =============             ============      ===========


BASIC INCOME PER SHARE                         $        0.21     $        0.10             $       0.40      $      0.16

DILUTED INCOME PER SHARE                       $        0.21     $        0.09             $       0.40      $      0.16

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                  13,288,331        13,219,127               13,277,830       13,212,628

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                  13,415,584        13,303,645               13,405,781       13,297,146



               See notes to the consolidated financial statements

                      LANNETT COMPANY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                           ------------------------
                                                                                           12/31/02          12/31/01
                                                                                           --------          --------
OPERATING ACTIVITIES:
    Net income                                                                        $   5,314,565     $   2,169,767
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                                        495,459           400,732
       Deferred tax expense                                                                       -           835,700
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                           (632,471)          309,595
       Inventories                                                                       (1,368,184)         (304,475)
       Prepaid expenses and other assets                                                   (375,024)         (252,318)
       Accounts payable                                                                    (240,388)          477,637
       Accrued expenses                                                                    (334,256)           69,157
       Income taxes payable                                                                (726,552)           33,745
                                                                                      -------------     -------------

              Net cash provided by operating activities                                   2,133,149         3,739,540
                                                                                      -------------     -------------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                             (793,612)       (1,042,506)
    Deposits paid on machinery or building additions not placed in service                 (290,490)                -
                                                                                      -------------     -------------

       Net cash used in investing activities                                             (1,084,102)       (1,042,506)
                                                                                      -------------     -------------

FINANCING ACTIVITIES:
    Net repayments under line of credit                                                    (202,688)         (683,310)
    Repayments under line of credit -- shareholder                                                -        (2,353,561)
    Repayments of debt                                                                     (425,198)         (295,610)
    Proceeds from debt, net of restricted cash released                                           -           623,187
    Proceeds from issuance of stock                                                          46,467            12,260
                                                                                      -------------     -------------

    Net cash used in financing activities                                                  (581,419)       (2,697,034)
                                                                                      -------------     -------------

NET INCREASE IN CASH                                                                        467,628                 -

CASH, BEGINNING OF YEAR                                                                           -                 -
                                                                                      -------------     -------------
CASH, END OF PERIOD                                                                   $     467,628     $           -
                                                                                      =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                                       $      37,261     $     114,549
    Income taxes paid during period                                                   $   3,908,362     $     299,555


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

    The results of operations for the three and six months ended December 31, 2002 and 2001 are not necessarily indicative of results for the full fiscal year.

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

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 applies to all entities, including rate-regulated entities, that have legal obligations associated with the retirement of a tangible long-lived asset that results from acquisition, construction or development and (or) normal operations of the long-lived asset. The application of this Statement is not limited to certain specialized industries, such as the extractive or nuclear industries. This Statement also applies, for example, to a company that operates a manufacturing facility and has a legal obligation to dismantle the manufacturing plant and restore the underlying land when it cease operation of that plant. A liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability and can be reasonably estimated. The initial recording should be at fair value. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The provisions of this Statement do not have a material impact on the financial condition or results of operations of the Company.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective beginning in the quarter ended March 29, 2003 and are not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3. INVENTORIES

Inventories consist of the following:

                                                December 31,        June 30,
                                                    2002              2002
                                               ------------      ------------
                                                (unaudited)

       Raw materials                          $   2,943,948     $   2,479,344
       Work-in-process                            1,151,518           691,346
       Finished goods                             2,021,124         1,560,029
       Packaging supplies                           188,801           206,488
                                              -------------     -------------
                                              $   6,305,391     $   4,937,207
                                              =============     =============





NOTE 4. INCOME TAXES


The provision for federal and state income taxes for the three months ended December 31, 2002 and 2001 was $1,649,624 and $677,290, respectively. The provision for federal and state income taxes for the six months ended December 31, 2002 and 2001 was $3,014,241 and $1,169,000, respectively.


NOTE 5. RELATED PARTY TRANSACTIONS


The Company had sales of approximately $138,000 and $62,000 during the six months ended December 31, 2002 and 2001, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions expense to the related party of approximately $68,000 and $112,000 during the six months ended December 31, 2002 and 2001, respectively. Accounts receivable includes amounts due from the related party of approximately $60,000 and $59,000 at December 31, 2002 and June 30, 2002, respectively. Accrued expenses include amounts due to the related party of approximately $0 and $8,000 at December 31, 2002 and June 30, 2002, respectively. In the Company's opinion, the terms of these transactions were not more favorable than would have been from a non-related party.



NOTE 6. RECLASSIFICATIONS

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


RESULTS OF OPERATIONS --THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2001.

         Net sales for the three months ended December 31, 2002 ("Second Quarter Fiscal 2003") increased by 89% to $10,183,161 from net sales of $5,391,341 for the three months ended December 31, 2001 ("Second Quarter Fiscal 2002"). Sales increased during Second Quarter Fiscal 2003 as a result of higher sales of a portion of the Company's products, including Butalbital, Aspirin, Caffeine with Codeine Capsules, which was first marketed in December 2001, and Digoxin Tablets, which was first marketed in September 2002. Additionally, sales increased due to improved marketing activities, new customer accounts, favorable market conditions, and increased unit sales on a portion of the Company's line of products.

         Cost of sales increased by 77%, to $3,965,474 in Second Quarter Fiscal 2003 from $2,236,715 in Second Quarter Fiscal 2002. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefit expenses, and depreciation expense. Gross profit margins for Second Quarter Fiscal 2003 and Second Quarter Fiscal 2002 were 61% and 59%, respectively. The increase in the gross profit percentage is due to the product sales mix, a higher absorption of fixed overhead and production costs, and improved unit profit margins on a portion of the Company's line of products.

         Research and development expenses increased by 44% to $529,196 in Second Quarter Fiscal 2003 from $367,670 in Second Quarter Fiscal 2002. This increase is a result of an increase in the cost of materials related to the development and formulation of new products not yet approved by the FDA, and an increase in fees related to the services performed by external research and development firms.

         Selling, general and administrative expenses increased by 64% to $1,262,633 in Second Quarter Fiscal 2003 from $768,670 in Second Quarter Fiscal 2002. This increase is a result of increased payroll and benefit expenses due to the hiring of additional administrative employees, higher professional services fees, and increased marketing and advertising expenses, partially offset by a decrease in commission expenses due to the Company's reduction of fees related to sales brokerage agreements.

         As a result of the foregoing, the Company increased its operating profit to $4,425,858 for Second Quarter Fiscal 2003, from $2,018,286 for Second Quarter Fiscal 2002.

         The Company's interest expense decreased to $13,321 in Second Quarter Fiscal 2003 from $91,136 in Second Quarter Fiscal 2002 as a result of principal repayments and reduced interest rates. See Liquidity and Capital Resources below.

         The Company's income tax expense increased from $677,290 in Second Quarter Fiscal 2002 to $1,649,624 in Second Quarter Fiscal 2003 as a result of the increase in taxable income.

         The Company reported net income of $2,762,913 for Second Quarter Fiscal 2003, or $0.21 basic and diluted income per share, compared to net income of $1,256,592 for Second Quarter Fiscal 2002, or $0.10 basic and $0.09 diluted income per share.


RESULTS OF OPERATIONS --SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2001.

         Net sales for the six months ended December 31, 2002 increased by 104% to $19,309,817 from net sales of $9,464,173 for the six months ended December 31, 2001. Sales increased during the six months ended December 31, 2002 as a result of higher sales of a portion of the Company's products, including Butalbital, Aspirin, Caffeine with Codeine Capsules, which was first marketed in December 2001, and Digoxin Tablets, which was first marketed in September 2002. Additionally, sales increased due to improved marketing activities, new customer accounts, favorable market conditions, and increased unit sales on a portion of the Company's line of products.

         Cost of sales for the six months ended December 31, 2002 increased by 106%, to $7,801,585 from $3,783,159 for the six months ended December 31, 2001. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefit expenses, and depreciation expense. Gross profit margins for the six months ended December 31, 2002 and December 31, 2001 were each 60%.

         Research and development expenses increased by 38% to $986,007 for the six months ended December 31, 2002 from $714,474 for the six months ended December 31, 2001. This increase is a result of an increase in the cost of materials related to the development and formulation of new products not yet approved by the FDA, and an increase in fees related to the services performed by external research and development firms.

         Selling, general and administrative expenses increased by 50% to $2,156,158 for the six months ended December 31, 2002 from $1,433,974 for the six months ended December 31, 2001. This increase is a result of increased payroll and benefit expenses due to the hiring of additional administrative employees, higher professional services fees, and increased marketing and advertising expenses, partially offset by a decrease in commission expenses due to the Company's reduction of fees related to sales brokerage agreements.

         As a result of the foregoing, the Company increased its operating profit to $8,366,067 for the six months ended December 31, 2002, from $3,532,566 for the six months ended December 31, 2001.

         The Company's interest expense decreased from $212,434 for the six months ended December 31, 2001 to $37,261 for the six months ended December 31, 2002 as a result of principal repayments, and reduced interest rates. See Liquidity and Capital Resources below.

         The Company's income tax expense increased from $1,169,000 for the six months ended December 31, 2001 to $3,014,241 for the six months ended December 31, 2002 as a result of the increase in taxable income.

         The Company reported net income of $5,314,565 for the six months ended December 31, 2002, or $0.40 basic and diluted income per share, compared to net income of $2,169,767 for the six months ended December 31, 2001, or $0.16 basic and diluted income per share.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities of $2,133,149 for the six months ended December 31, 2002 was attributable to net income of $5,314,565 as adjusted for the effects of non-cash items of $495,459 and changes in operating assets and liabilities totaling $3,676,875. Significant changes in operating assets and liabilities are comprised of: i) an increase in trade accounts receivable of $632,471 due to increased sales, ii) an increase in inventories of $1,368,184 due to increases in raw materials, work-in-process and finished goods--due to the Company's decision to increase its inventory carrying levels to amounts sufficient to maximize customer fulfillment and minimize customer back-orders, iii) an increase in prepaid expenses and other assets of $375,024 due to deposits and advance payments made by the Company for equipment maintenance plans, and the prepayment of income taxes related to the Company's annual tax return extension forms, iv) a decrease in accounts payable of $240,388 due to the timing and receipts of certain inventory shipments, and reduced capital equipment purchases, v) a decrease in accrued expenses of $334,256 due to reduced capital equipment purchases, and the payment of accrued insurance premium costs and vi) a decrease in income taxes payable of $726,552 due to the payments of the Company's estimated tax liabilities.

         The net cash used in investing activities of $1,084,102 for the six months ended December 31, 2002 was attributable to $793,612 expended for equipment and building additions and $290,490 in deposits paid for equipment not yet received or placed in service, or building additions not yet completed. The Company's anticipated budget for capital expenditures in Fiscal 2003 is approximately $1,700,000. The anticipated additional capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to expected higher sales levels. As of December 31, 2002, none of the financing proceeds received from the bonds issued during Fiscal 1999 were available for future capital expenditures; however approximately $290,490 was paid by the Company prior to December 31, 2002 for production equipment expected to arrive, or be placed in service during the Fiscal Year 2003. This balance is included in Other Assets at December 31, 2002.

         The net cash used in financing activities of $581,419 for the six months ended December 31, 2002 was attributable to principal repayments on a bank line of credit of $202,688, principal repayments on bond debt of $425,198, and cash proceeds of $46,467 related to the Company's sale of common stock pursuant to the exercise of employee stock options.

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 (the "Authority Loan") in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Trust Indenture requires the Company to repay the Authority Loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At December 31, 2002, the Company has $3,514,652 outstanding on the Authority Loan, of which $730,008 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 2002, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee. From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to Mr. Farber, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture requires the Company to repay the bonds through installment payments beginning in June 1999 and continuing through May 2003, the year the bonds mature. During the Second Quarter Fiscal 2003, the Company repaid the balance of these bonds in full.

         The Company has a $3,000,000 line of credit from a bank. The line of credit is due December 1, 2003, at which time the Company may renew and extend the due date. At December 31, 2002, the Company had $0 outstanding and $3,000,000 available under the line of credit.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of December 31, 2002, are sufficient to finance its level operations and currently anticipated capital expenditures.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


PROSPECTS FOR THE FUTURE

         As of December 31, 2002, there are several new products under development. Five of these products have been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. The remainder of the products in development represent either previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce, or new formulations which the Company will submit ANDA's for FDA approval. The Company has also contracted for and initiated the services of outside research and development firms to supplement the Company's internal research and development efforts. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

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

         Additionally, two separate claims of discrimination have been filed against the Company with the PHRC and the EEOC. The Company was notified of the Complaints in June 2001 and July 2001, respectively. The Company has denied liability in these matters. The EEOC has made a determination that the former Complaint should be dismissed because the EEOC was unable to conclude that the information obtained during its investigation establishes violations of the relevant statutes. The matter is still pending before the EEOC. The latter Complaint is being investigated by the PHRC and EEOC pursuant to their normal procedures. At this time, management is unable to estimate a range of loss, if any, related to these actions. However, management believes that the outcomes will not have a material adverse impact on the financial position of the Company.


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

    (b) The Company did not file any reports on Form 8-K during the six months ended December 31, 2002.

                                    SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LANNETT COMPANY, INC.



Dated: February 3, 2003           By:            / s / Larry  Dalesandro
                                                 -----------------------
                                                 Larry Dalesandro
                                                 Chief Operating Officer




Dated: February 3, 2003           By:            / s / William Farber
                                                 --------------------
                                                 William Farber
                                                 Chairman of the Board and Chief
                                                 Executive Officer

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

Date:  February 3, 2003

/s/Larry Dalesandro
-----------------------
Chief Operating Officer

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

Date:  February 3, 2003

/s/William Farber
-----------------------
Chief Executive Officer

EXHIBIT INDEX

       Exhibit
        Number     Description                           Method of Filing                   Page
        ------     -----------                           ----------------                   ----
          11       Computation of Per Share Earnings     Filed Herewith

         99.1      Certification Pursuant to 18 USC      Filed Herewith
                   Section 1350