Form 10QSB
period 2003-03-31
LANNETT CO INC
filed 2003-05-15
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



     x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

As of April 17, 2003, there were 20,025,479 shares of the issuer's common stock, $.001 par value, outstanding.



                                                             Page 1 of 25 pages
                                                       Exhibit Index on Page 22

                                      INDEX

                                                                                                           PAGE NO.


PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 2003 (unaudited) and
                      June 30, 2002.............................................................................3

                      Consolidated Statements of Operations (unaudited)
                      for the three and nine months ended March 31, 2003
                      and 2002..................................................................................4

                      Consolidated Statements of Shareholders' Equity at March 31, 2003 (unaudited)
                      and June 30, 2002.........................................................................5

                      Consolidated Statements of Cash Flows (unaudited)
                      for the nine months ended March 31, 2003
                      and 2002..................................................................................6

                      Notes to Consolidated Financial
                      Statements (unaudited)...............................................................7 - 12

          ITEM 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations..........................................................................12 - 17

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings......................................................................17 - 18

         ITEM 2.   Changes in Securities and Use of Proceeds...................................................18

         ITEM 3.   Defaults upon Senior Securities.............................................................18

         ITEM 4.   Submission of Matters to a Vote of Security Holders.........................................18

         ITEM 5.   Other Information...........................................................................18

         ITEM 6.   Exhibits and Reports on Form 8-K............................................................18

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
ASSETS                                                                                       3/31/03          06/30/02
------                                                                                       -------          --------
CURRENT ASSETS:
     Cash                                                                                  $  1,106,474    $       --
     Trade accounts receivable (net of allowance of $85,000 and $42,000)                      8,468,263       4,465,885
     Inventories                                                                              6,797,579       4,937,207
     Prepaid expenses                                                                           375,849         106,170
     Deferred tax asset                                                                         300,368         300,368
                                                                                           ------------    ------------

              Total current assets                                                           17,048,533       9,809,630
                                                                                           ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                                                                11,125,862      10,144,968
Less accumulated depreciation                                                                (4,101,342)     (3,616,044)
                                                                                           ------------    ------------
                                                                                              7,024,520       6,528,924
                                                                                           ------------    ------------

OTHER ASSETS                                                                                    798,600         369,949
                                                                                           ------------    ------------

           Total assets                                                                    $ 24,871,653    $ 16,708,503
                                                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                                                        $       --      $    202,688
     Current portion of long-term debt                                                          730,008         596,517
     Accounts payable                                                                         1,428,548         733,984
     Accrued expenses                                                                           374,755         657,891
     Income taxes payable                                                                       554,812         726,552
                                                                                           ------------    ------------

             Total current liabilities                                                        3,088,123       2,917,632
                                                                                           ------------    ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                          2,600,127       3,343,333
                                                                                           ------------    ------------

DEFERRED TAX LIABILITY                                                                          681,489         681,489
                                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' EQUITY:
         Common stock - authorized 50,000,000 shares par value $.001;
              issued and outstanding, 20,025,479 and 19,895,756 shares, respectively             20,025          19,895
         Additional paid-in capital                                                           2,525,797       2,360,260
         Retained earnings                                                                   15,956,092       7,385,894
                                                                                           ------------    ------------
                 Total shareholders' equity                                                  18,501,914       9,766,049
                                                                                           ------------    ------------

                 Total liabilities and shareholders' equity                                $ 24,871,653    $ 16,708,503
                                                                                           ============    ============


Note: All share amounts have been restated to reflect a 3 for 2 stock split effective February 14, 2003.

                 See notes to consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                      --------------------------      -------------------------
                                        3/31/03         3/31/02         3/31/03        3/31/02
                                        -------         -------         -------        -------

NET SALES                            $ 11,019,906    $  8,638,229    $ 30,329,723    $ 18,102,402
COST OF SALES                           3,976,519       2,075,856      11,778,104       5,859,014
                                     ------------    ------------    ------------    ------------

Gross profit                            7,043,387       6,562,373      18,551,619      12,243,388

RESEARCH AND DEVELOPMENT EXPENSES         682,869         551,215       1,668,876       1,265,691
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES        1,067,551       1,072,342       3,223,709       2,506,316
                                     ------------    ------------    ------------    ------------

                  Operating profit      5,292,967       4,938,816      13,659,034       8,471,381
                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
Loss on sale of assets                   (119,275)           --          (119,275)           --
Interest income-restricted                   --             4,463            --            23,098
Interest expense                           (3,978)        (36,715)        (41,239)       (249,149)
                                     ------------    ------------    ------------    ------------
                                         (123,253)        (32,252)       (160,514)       (226,051)
                                     ------------    ------------    ------------    ------------

INCOME BEFORE TAXES                  $  5,169,714    $  4,906,564    $ 13,498,520    $  8,245,330
                                     ------------    ------------    ------------    ------------

INCOME TAX EXPENSE                   $  1,914,081    $  1,862,281    $  4,928,322    $  3,031,281

NET INCOME                           $  3,255,633    $  3,044,283    $  8,570,198    $  5,214,049
                                     ============    ============    ============    ============


BASIC INCOME PER SHARE               $        .16    $        .15    $        .43    $        .26

DILUTED INCOME PER SHARE             $        .16    $        .15    $        .43    $        .26

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                       19,985,031      19,830,518      19,948,870      19,822,745

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                       20,117,795      19,982,144      20,081,634      19,960,169



Note: All share amounts have been restated to reflect a 3 for 2 stock split effective February 14, 2003.


               See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)


                                         COMMON STOCK
                                     ---------------------         ADDITIONAL          RETAINED          SHAREHOLDERS'
                                      SHARES       AMOUNT           PAID-IN            EARNINGS             EQUITY
                                                                    CAPITAL

BALANCE AT JUNE 30, 2002           19,895,756      19,895        $ 2,360,260         $ 7,385,894          $ 9,766,049


Net income                                                                             8,570,198            8,570,198


Shares issued in connection           129,723         130            165,537                   -              165,667
                                                                                     -----------          -----------
with employee stock option plan


BALANCE AT MARCH 31, 2003          20,025,479   $  20,025        $ 2,525,797         $15,956,092          $18,501,914
                                  ===========   =========        ===========         ===========          ===========

Note: All share amounts have been restated to reflect a 3 for 2 stock split effective February 14, 2003.


               See notes to the consolidated financial statements

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                       -------------------------
                                                                                         3/31/03        3/31/02
                                                                                         -------        -------

OPERATING ACTIVITIES:
    Net income                                                                          $ 8,570,198    $ 5,214,049
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                        742,449        604,170
       Loss on sale/disposal of assets                                                      119,275         35,773
       Deferred income tax expense                                                               --        835,700
       Bad debt expense                                                                      43,000         17,000
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                         (4,045,378)    (2,579,821)
       Inventories                                                                       (1,860,372)    (1,058,189)
       Prepaid expenses and other assets                                                   (269,679)      (280,858)
       Accounts payable                                                                     694,564       (436,025)
       Accrued expenses                                                                    (283,136)       760,555
       Income taxes payable                                                                (171,740)     1,522,745
                                                                                        -----------    -----------

              Net cash provided by operating activities                                   3,539,181      4,635,099
                                                                                        -----------    -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                           (1,704,102)    (1,530,695)
    Deposits paid on machinery and equipment not yet received                              (456,872)            --
    Proceeds from sale of property, plant and equipment                                     375,003             --
                                                                                        -----------    -----------

       Net cash used in investing activities                                             (1,785,971)    (1,530,695)
                                                                                        -----------    -----------

FINANCING ACTIVITIES:
    Net repayments under line of credit                                                    (202,688)    (1,558,433)
    Repayments under line of credit -- shareholder                                               --     (2,353,561)
    Repayments of debt                                                                     (609,715)      (432,944)
    Proceeds from debt, net of restricted cash released                                          --      1,225,649
    Proceeds from issuance of stock                                                         165,667         14,885
                                                                                        -----------    -----------

    Net cash used in financing activities                                                  (646,736)    (3,104,404)
                                                                                        -----------    -----------

NET CHANGE IN CASH                                                                        1,106,474             --

CASH, BEGINNING OF YEAR                                                                          --             --
                                                                                        -----------    -----------

CASH, END OF PERIOD                                                                     $ 1,106,474    $        --
                                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                                         $    41,239    $   161,433
    Income taxes paid during period                                                     $ 5,100,062    $   672,836



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

The results of operations for the three and nine months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year.

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

NOTE 2.  NEW ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, are not amortized. Effective July 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization.
o Effective July 1, 2002, goodwill and intangible assets with indefinite lives are to be tested for impairment annually and whenever there is an impairment indicator.
o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS 146 are to be applied prospectively after the adoption date, the Company cannot determine the potential effects that the adoption of SFAS 146 will have on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 have been adopted by the Company during the quarter ended March 31, 2003.

NOTE 3. INVENTORIES

Inventories consist of the following:
                                                 March 31,          June 30,
                                                    2003              2002
                                                 ---------        ----------
                                               (unaudited)

       Raw materials                         $   3,087,184     $   2,479,344
       Work-in-process                           1,234,855           691,346
       Finished goods                            2,283,778         1,560,029
       Packaging supplies                          191,762           206,488
                                             -------------     -------------
                                             $   6,797,579     $   4,937,207
                                             =============     =============




NOTE 4. INCOME TAXES

The provision for federal and state income taxes for the three months ended March 31, 2003 and 2002 was $1,914,081 and $1,862,281, respectively. The provision for federal and state income taxes for the nine months ended March 31, 2003 and 2002 was $4,928,322 and $3,031,281, respectively.

NOTE 5. EARNINGS PER SHARE

Our calculation of earnings per share (EPS) in accordance with SFAS No. 128, "Earnings Per Share," is as follows:



                                               Three Months Ended March 31, 2003
                                               ---------------------------------
                                                 Income      Shares    Per Share
                                                (Numerator (Denominator)  Amount


Basic EPS:
Net Earnings available to stockholders        $3,255,633   19,985,031   $   0.16

Effect of Dilutive Securities Options                         132,764
                                                           ----------
Diluted EPS:
Net Earnings available to stockholders plus
assumed conversions                           $3,255,633   20,117,795   $   0.16
                                              ==========   ==========   ========



40,815 anti-dilutive weighted shares have been excluded in the computation of the three months ended March 31, 2003 diluted EPS because the options' exercise price is greater than the average market price of the common stock.


                                                Nine Months Ended March 31, 2003
                                                --------------------------------
                                                Income       Shares    Per Share
                                                (Numerator)(Denominator) Amount


Basic EPS:
Net Earnings available to stockholders        $8,570,198   19,948,870   $   0.43

Effect of Dilutive Securities Options                         132,764
                                                           ----------
Diluted EPS:

Net Earnings available to stockholders plus
assumed conversions                           $8,570,198   20,081,634   $   0.43
                                              ==========   ==========   ========



40,815 anti-dilutive weighted shares have been excluded in the computation of the three months ended March 31, 2003 diluted EPS because the options' exercise price is greater than the average market price of the common stock.



                                               Three Months Ended March 31, 2002
                                              ----------------------------------
                                                 Income      Shares    Per Share
                                              (Numerator) (Denominator)  Amount


Basic EPS:
Net Earnings available to stockholders        $3,044,283   19,930,518   $   0.15

Effect of Dilutive Securities Options                         151,626
                                                           ----------

Diluted EPS:
Net Earnings available to stockholders plus
 assumed conversions                          $3,044,283   19,982,144   $   0.15
                                              ==========   ==========   ========



1,950 anti-dilutive weighted shares have been excluded in the computation of the three months ended March 31, 2002 diluted EPS because the options' exercise price is greater than the average market price of the common stock.



                                                Nine Months Ended March 31, 2002
                                                --------------------------------
                                                 Income     Shares     Per Share
                                               (Numerator) (Denominator)  Amount


Basic EPS:
Net Earnings available to stockholders        $5,214,049   19,822,745   $   0.26

Effect of Dilutive Securities Options                         137,424
                                                           ----------

Diluted EPS:
Net Earnings available to stockholders plus
 assumed conversions                          $5,214,049   19,960,169   $   0.26
                                              ==========   ==========   ========



1,950 anti-dilutive weighted shares have been excluded in the computation of the three months ended March 31, 2002 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

NOTE 6. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees". Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS
No. 123 had been applied.

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.



                                              Three Months Ended                 Nine Months Ended
                                              ------------------                 -----------------
                                             March 31,      March 31,       March 31,       March 31,
                                               2003           2002            2003            2002


Net income, as reported                     3,255,633       3,044,283       8,570,198       5,214,049

Less: stock-based compensation
 costs determined under fair value
 based method for all awards                  190,119          22,576         329,369          67,726

Net income, pro forma                       3,065,514       3,021,707       8,240,829       5,146,323

Earnings per share of stock - basic:
  As reported                                  $ 0.16          $ 0.15          $ 0.43          $ 0.26
  Pro forma                                    $ 0.15          $ 0.15          $ 0.41          $ 0.26

Earnings per share of stock - diluted:
  As reported                                  $ 0.16          $ 0.15          $ 0.43          $ 0.26
  Pro forma                                    $ 0.15          $ 0.15          $ 0.41          $ 0.26



The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: expected volatility of 79.5% and 70.6%; risk-free interest rates ranging between 3.89% and 6%; and expected lives of 10 years.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company had sales of approximately $236,000 and $103,000 during the nine months ended March 31, 2003 and 2002, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $68,000 and $169,000 during the nine months ended March 31, 2003 and 2002, respectively. Accounts receivable includes amounts due from the related party of approximately $93,000 and $59,000 at March 31, 2003 and June 30, 2002, respectively. Accrued expenses include amounts due to the related party of approximately $0 and $8,000 at March 31, 2003 and June 30, 2002, respectively. In the Company's opinion, the terms of these transactions were not more favorable than would have been from a non-related party.


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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.


Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included herein.


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



RESULTS OF OPERATIONS --THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002

Net sales for the three months ended March 31, 2003 ("Third Quarter Fiscal 2003") increased by 28% to $11,019,906 from net sales of $8,638,229 for the three months ended March 31, 2002 ("Third Quarter Fiscal 2002"). Sales increased during Third Quarter Fiscal 2003 as a result of higher sales on a portion of the Company's products, including Digoxin Tablets, which was first marketed in September 2002. Sales also increased due to improved marketing activities, new customer accounts, favorable market conditions, and increased unit sales/market share on a portion of the Company's line of products.

Cost of sales increased by 92%, to $3,976,519 in Third Quarter Fiscal 2003 from $2,075,856 in Third Quarter Fiscal 2002. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefit expenses, and depreciation expense. Gross profit margins for Third Quarter Fiscal 2003 and Third Quarter Fiscal 2002 were 64% and 76%, respectively. The decrease in the gross profit percentage is due to the product sales mix, and less inventory capitalization of overhead and production costs in Third Quarter Fiscal 2003 compared to Third Quarter Fiscal 2002. Due to delays in the Company's receipt of certain pharmaceutical ingredients in the Second Quarter Fiscal 2002, the Company entered the Third Quarter Fiscal 2002 with very little inventory on hand. When the Company received the back-ordered material in the Third Quarter Fiscal 2002, it produced enough inventory to fulfill customers' back-orders, and to attain a certain amount of inventory safety stock. This heightened production activity had the effect of an increase in the capitalization of certain production costs into inventory for the Third Quarter Fiscal 2002. Such productivity was greater than the Company's normal production levels, which are defined by the forecasted demand, and a reasonable inventory build-up.

Research and development expenses increased by 24% to $682,869 in Third Quarter Fiscal 2003 from $551,215 in Third Quarter Fiscal 2002. This increase is a result of an increase in fees related to the services performed by external research and development firms and an increase in labor and benefits related expenses.

Selling, general and administrative expenses decreased slightly to $1,067,551 in Third Quarter Fiscal 2003 from $1,072,342 in Third Quarter Fiscal 2002.

As a result of the foregoing, the Company increased its operating profit from $4,938,816 in Third Quarter Fiscal 2002 to $5,292,967 in Third Quarter Fiscal 2003.

The Company's income tax expense increased from $1,862,281 in Third Quarter Fiscal 2002 to $1,914,081 in Third Quarter Fiscal 2003 as a result of the increase in taxable income.

The Company reported net income of $3,255,633 for Third Quarter Fiscal 2003, or $0.16 basic and diluted income per share, compared to net income of $3,044,283 for Third Quarter Fiscal 2002, or $0.15 basic and diluted income per share.


RESULTS OF OPERATIONS --NINE MONTHS ENDED MARCH 31, 2003 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2002

Net sales for the nine months ended March 31, 2003 increased by 68% to $30,329,723 from net sales of $18,102,402 for the nine months ended March 31, 2002. Sales increased as a result of higher sales on a portion of the Company's products, including Prednisolone tablets, first marketed in October 2001, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, first marketed in December 2001, Isoniazid tablets, first marketed in January 2002, and Digoxin Tablets, first marketed in September 2002. Sales also increased due to improved marketing activities, new customer accounts, favorable market conditions, and increased unit sales/market share on a portion of the Company's line of products.

Cost of sales for the nine months ended March 31, 2003 increased by 101% to $11,778,104, from $5,859,014 for the nine months ended March 31, 2002. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefits expenses, depreciation expense, and manufacturing supplies. Gross profit margins for the nine months ended March 31, 2003 and the nine months ended March 31, 2002 were 61% and 68%, respectively. The decrease in the gross profit percentage is due to the product sales mix, and less inventory capitalization of overhead and production costs in the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. Due to delays in the Company's receipt of certain pharmaceutical ingredients in the six months ended December 31, 2001, the Company entered the Third Quarter

Fiscal 2002 with very little inventory on hand. When the Company received the back-ordered material in the Third Quarter Fiscal 2002, it produced enough inventory to fulfill customers' back-orders, and to attain a certain amount of inventory safety stock. This heightened production activity had the effect of an increase in the capitalization of certain production costs into inventory for the nine months ended March 31, 2002. Such productivity was greater than the Company's normal production levels, which are defined by the forecasted demand, and a reasonable inventory build-up.

Research and development expenses increased by 32% to $1,668,876 for the nine months ended March 31, 2003 from $1,265,691 for the nine months ended March 31, 2002. This increase is a result of an increase in fees related to the services performed by external research and development firms and an increase in labor and benefits related expenses.

Selling, general and administrative expenses increased by 29% to $3,223,709 for the nine months ended March 31, 2003 from $2,506,316 for the nine months ended March 31, 2002. This increase is a result of increased payroll and benefit expenses due to the hiring of additional administrative employees, higher professional services fees, and increased marketing and advertising expenses, partially offset by a decrease in commission expenses due to the Company's reduction of fees related to sales brokerage agreements.

As a result of the foregoing, the Company increased its operating income from $8,471,381 for the nine months ended March 31, 2002 to $13,659,034 for the nine months ended March 31, 2003.

The Company's interest expense decreased from $249,149 for the nine months ended March 31, 2002 to $41,239 for the nine months ended March 31, 2003 as a result of principal repayments, and reduced interest rates. See Liquidity and Capital Resources below.

The Company's income tax expense increased from $3,031,281 for the nine months ended March 31, 2002 to $4,928,322 for the nine months ended March 31, 2003 as a result of the increase in taxable income.

The Company reported net income of $8,570,198 for the nine months ended March 31, 2003, or $0.43 basic and diluted income per share, compared to net income of $5,214,049 for the nine months ended March 31, 2002, or $0.26 basic and diluted income per share.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $3,539,181 for the nine months ended March 31, 2003 was attributable to net income of $8,570,198 as adjusted for the effects of non-cash items of $861,724 and net negative changes in operating assets and liabilities totaling $5,892,741. Significant changes in operating assets and liabilities are comprised of: i) an increase in trade accounts receivable of $4,002,378 due to increased sales, ii) an increase in inventories of $1,860,372 due to increases in raw materials, work-in-process and finished goods--due to the Company's decision to increase its inventory carrying levels to amounts sufficient to maximize customer fulfillment and minimize customer back-orders, and iii) an increase in accounts payable of $694,564 due to the increases in inventory, capital equipment purchases and operating expenses.

The net cash used in investing activities of $1,785,971 for the nine months ended March 31, 2003 was attributable to $1,704,102 expended for equipment and building additions, and $456,872 in deposits paid for equipment not yet received or placed in service, and building additions not yet completed, offset by $375,003 in proceeds received from the sale of equipment. The Company's anticipated budget for capital expenditures in Fiscal 2003 is approximately $2,200,000. The anticipated additional capital expenditures will support the

Company's growth related to new product introductions and increased production output due to expected higher sales levels. As of March 31, 2003, none of the financing proceeds received from the bonds issued during Fiscal 1999 were available for future capital expenditures; however $456,872 was paid by the Company prior to March 31, 2003 for production equipment expected to arrive, or be placed in service during the Fiscal Year 2003. This balance is included in Other Assets at March 31, 2003.

The net cash used in financing activities of $646,736 for the nine months ended March 31, 2003 was attributable to principal repayments on a bank line of credit of $202,688, principal repayments on bond debt of $609,715, and cash proceeds of $165,667 related to the Company's sale of common stock pursuant to the exercise of employee stock options.

In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 (the "Authority Loan") in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which is restricted to future plant and equipment needs of the Company as specified in the Agreement. The Trust Indenture requires the Company to repay the Authority Loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At March 31, 2003, the Company has $3,330,135 outstanding on the Authority Loan, of which $730,008 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2003, no portion of the letter of credit has been utilized.

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

The Company has a $3,000,000 line of credit from a bank. The line of credit is due December 1, 2003, at which time the Company may renew and extend the due date. At March 31, 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit.

The Company believes that its cash on hand, the cash generated from its operations and the balances available under the Company's existing loans and lines of credit as of March 31, 2003, are sufficient to finance its level of operations and currently anticipated capital expenditures.

Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.
                                       16

PROSPECTS FOR THE FUTURE

As of March 31, 2003, there are several new products under development. The products in development represent either previously approved Abbreviated New Drug Applications ("ANDA's") which the Company is planning to reintroduce, or new formulations which the Company will submit ANDA's for FDA approval. The Company has also contracted for, and initiated the services of outside research and development firms to supplement the Company's internal research and development efforts. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.


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

Additionally, two separate claims of discrimination have been filed against the Company with the PHRC and the EEOC. The Company was notified of the Complaints in June 2001 and July 2001, respectively. The Company has denied liability in these matters. The EEOC has made a determination that the former Complaint should be dismissed because the EEOC was unable to conclude that the information obtained during its investigation establishes violations of the relevant statutes. The PHRC also has dismissed the Complaint. The latter Complaint is being investigated by the PHRC and EEOC pursuant to their normal procedures. At this time, management is unable to estimate a range of loss, if any, related to these actions. However, management believes that the outcomes will not have a material adverse impact on the financial position of the Company.

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

      NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The results of voting at the Annual Meeting of Shareholders held on February 13, 2003 are as follows:



                                                                 Votes Cast                Absentees
                                                                 ----------                & Broker
                                                          For    Against   Withheld        Non-Votes
                                                        ----------------------------       ---------
Election of Directors:

William Farber                                          12,456,505     --       14,705     --
Marvin Novick                                           12,455,505     --       15,705     --
Ronald West                                             12,453,967     --       17,243     --

Proposal to approve the 2003 Stock Option Plan           9,789,440     60,667   --         24,244


Proposal to approve the 2003 Employee Stock
         Purchase Plan                                   9,808,663     36,728   --         28,960

Ratification of the appointment of Grant Thornton LLP
         As independent auditors                        12,442,675     14,810   --         13,725



The Company had 13,307,010 shares outstanding on December 27, 2002, the record date for the voting rights for the Annual Meeting noted above.


ITEM 5.  OTHER INFORMATION

      NONE



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-QSB is shown on the Exhibit Index filed herewith.

(b) The Company did not file any reports on Form 8-K during the nine months ended March 31, 2003.

                                  SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    LANNETT COMPANY, INC.



Dated: May 12, 2003                         By:        /s/ Larry Dalesandro
                                                           ----------------
                                                       Larry Dalesandro
                                                       Chief Operating Officer


Dated: May 12, 2003                         By:        /s / William Farber
                                                            --------------
                                                       William Farber
                                                       Chairman of the Board and
                                                       Chief Executive Officer

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

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial date and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial date and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

/s/William Farber
-----------------
Chief Executive Officer

EXHIBIT INDEX


      Exhibit
       Number             Description                        Method of Filing          Page
      -------             -----------                        ----------------          ----

         11               Computation of Per Share           Filed Herewith            23-24
                          Earnings

       99.1               Certification Pursuant to 18       Filed Herewith            25
                          USC Section 1350