Form 10KSB
period 2003-06-30
LANNETT CO INC
filed 2003-09-25
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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
                                 Yes        No  X
                                     ---       ---

         The issuer had net sales of $42,486,758 for the fiscal year ended June 30, 2003.

         As of August 26, 2003, the aggregate market value of the voting stock held by non-affiliates was approximately $106,812,000 computed by reference to the closing price of the stock on the American Stock Exchange.

         As of August 26, 2003, there were 20,045,390 shares of the issuer's common stock, $.001 par value, outstanding.

                                                              Page 1 of 65 pages
                                                        Exhibit Index on Page 51

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Lannett Company, Inc. (the "Company") was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania. In 1991, the Company merged into Lannett Company, Inc., a Delaware corporation. The sole purpose of the merger was to reincorporate the Company as a Delaware corporation. The Company develops, manufactures, packages, markets and distributes pharmaceutical products sold under generic chemical names. References herein to a fiscal year refer to the Company's fiscal year ending June 30.

PRODUCTS

         As of the date of this filing, the Company manufactured and/or distributed twenty-three products:

NAME OF PRODUCT                             MEDICAL INDICATION         EQUIVALENT BRAND
                                                                       NAME PRODUCT

1.) Butalbital, Aspirin and
         Caffeine Capsules                  Migraine Headache          Fiorinal(R)
2.) Butalbital, Aspirin, Caffeine
    with Codeine Capsules                   Migraine Headache          Fiorinal(R)with Codeine
3.) Digoxin 0.125 mg Tablets                Heart Failure              Lanoxin(R)
4.) Digoxin 0.25 mg Tablets                 Heart Failure              Lanoxin(R)
5.) Primidone 50 mg Tablets                 Epilepsy                   Mysoline(R)
6.) Primidone 250 mg Tablets                Epilepsy                   Mysoline(R)
7.) Dicyclomine 10 mg Capsules              Irritable Bowels           Bentyl(R)
8.) Dicyclomine 20 mg Tablets               Irritable Bowels           Bentyl(R)
9.) Acetazolamide 250 mg Tablets            Glaucoma                   Diamox(R)
10.) Prednisolone 5 mg Tablets              Corticosteroid             Not applicable
11.) Diphenoxylate with Atropine
         Sulfate Tablets                    Diarrhea                   Lomotil(R)
12.) Isoniazid 300 mg Tablets               Tuberculosis               Not applicable
13.) Levothyroxine Sodium 0.025 mg Tablets  Thyroid Deficiency         Unithroid(R)
14.) Levothyroxine Sodium 0.050 mg Tablets  Thyroid Deficiency         Unithroid(R)
15.) Levothyroxine Sodium 0.075 mg Tablets  Thyroid Deficiency         Unithroid(R)
16.) Levothyroxine Sodium 0.088 mg Tablets  Thyroid Deficiency         Unithroid(R)
17.) Levothyroxine Sodium 0.100 mg Tablets  Thyroid Deficiency         Unithroid(R)
18.) Levothyroxine Sodium 0.112 mg Tablets  Thyroid Deficiency         Unithroid(R)
19.) Levothyroxine Sodium 0.125 mg Tablets  Thyroid Deficiency         Unithroid(R)
20.) Levothyroxine Sodium 0.150 mg Tablets  Thyroid Deficiency         Unithroid(R)
21.) Levothyroxine Sodium 0.175 mg Tablets  Thyroid Deficiency         Unithroid(R)
22.) Levothyroxine Sodium 0.200 mg Tablets  Thyroid Deficiency         Unithroid(R)
23.) Levothyroxine Sodium 0.300 mg Tablets  Thyroid Deficiency         Unithroid(R)

         Additional products are currently under development. One of these products has been redeveloped and submitted to the Food and Drug Administration ("FDA") for supplemental approval. Another is a new Abbreviated New Drug Application ("ANDA") submitted to the FDA for approval. The remainder of the products in development represent previously approved ANDAs which the Company is planning to reintroduce, or new formulations which the Company will submit ANDAs for FDA approval. In addition to the efforts of its internal product development group, Lannett has contracted with outside firms for the formulation and development of new generic drug products. The products under development are at various stages in the development cycle--formulation, scale-up, and/or clinical testing. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.


RAW MATERIAL AND INVENTORY SUPPLIERS

         The raw materials used by the Company in the production process consist of pharmaceutical chemicals in various forms, which are generally available from various sources. FDA approval is required in connection with the process of using active ingredient suppliers. In addition to the raw materials purchased for the production process, the Company purchases certain finished dosage inventories, including capsule and tablet products. The Company then sells these finished dosage products directly to its customers along with the finished dosage products internally manufactured. Currently, the only finished product inventory supplier of the Company is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 62% of the Company's raw material/finished goods inventory purchases in Fiscal 2003. Another supplier accounted for 12% of the Company's raw material/finished goods inventory purchases in Fiscal 2003. Purchases of finished goods inventory from JSP accounted for approximately 26% of the Company's raw material/finished goods inventory purchases in Fiscal 2002. Another supplier accounted for 30% of the Company's raw material/finished goods inventory purchases in Fiscal 2002. Generally, the raw materials purchased from suppliers are available from a number of vendors. The finished products purchased from JSP may not be available from other sources due to the limited number of FDA approvals of competitive products. If suppliers of a certain material or finished product are limited, the Company will generally take certain precautionary steps to avoid a disruption in supply. This includes building a satisfactory inventory level, and obtaining contractual supply commitments.


CUSTOMERS AND MARKETING

         The Company sells its products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, drug chains, and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. One customer accounted for approximately 13% of net sales in Fiscal 2003. Another customer accounted for approximately 12% and 22% of net sales in Fiscal 2003 and Fiscal 2002, respectively. Another customer accounted for 19% of net sales in Fiscal 2002. The Company performs ongoing credit evaluations of its customers' financial condition, and has experienced no significant collection problems to date. Generally, the Company requires no collateral from its customers.

COMPETITION

         The manufacture and distribution of generic pharmaceutical products is a highly competitive industry. Competition is based primarily on price, service and quality. The Company competes primarily on this basis, as well as by flexibility, availability of inventory, and by the fact that the Company's products are available only from a limited number of suppliers. The modernization of its facilities, hiring of experienced staff, and implementation of inventory and quality control programs have improved the Company's competitive position over the past five years.


GOVERNMENT REGULATION

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

         Generally, FDA approval is required before a prescription drug can be marketed. The approval procedures are quite extensive. A new drug is one not generally recognized by qualified experts as safe and effective for its intended use. New drugs are typically developed and submitted to the FDA by companies expecting to brand the product, and sell it as a new medical treatment. The FDA review process for new drugs is very extensive; and it requires a substantial investment to research and test the drug candidate. However, less burdensome approval procedures may be used for generic equivalents. Typically, the investment required to develop a generic drug is less costly than the brand innovator drug. There are currently three ways to obtain FDA approval of a drug:

NEW DRUG APPLICATIONS ("NDA"): Unless one of the two procedures discussed in the following paragraphs is available, a manufacturer must conduct and submit to the FDA complete clinical studies to establish a drug's safety and efficacy.

ABBREVIATED NEW DRUG APPLICATIONS ("ANDA"): An ANDA is similar to an NDA, except that the FDA waives the requirement of complete clinical studies of safety and efficacy, although it may require bioavailability and bioequivalence studies. The FDA has recently stated that the average review and approval time for a new ANDA is approximately 18 months. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the bloodstream needed to produce a therapeutic effect. "Bioequivalence" compares one drug product with another, and indicates if the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved drug. Under the Drug Price Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug, regardless of when such other drug was approved. The Drug Price Act, in addition to establishing a new ANDA procedure, created statutory protections for approved brand name drugs. Under the Drug Price Act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the brand name drug have expired or have been determined to be invalid. Prior to enactment of the Drug Price Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Drug Price Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDAs for generic drugs cannot become effective or, under certain circumstances, cannot be filed if the brand name drug was approved after December 31, 1981.

PAPER NEW DRUG APPLICATIONS ("PAPER NDA"): For a drug that is identical to a drug first approved after 1962, a prospective manufacturer need not go through the full NDA procedure. Instead, it may demonstrate safety and efficacy by relying on published literature and reports. The manufacturer must also submit, if the FDA so requires, bioavailability or bioequivalence data illustrating that the generic drug formulation produces the same effects, within an acceptable range, as the previously approved innovator drug. Because published literature to support the safety and efficacy of post-1962 drugs may not be available, this procedure is of limited utility to generic drug manufacturers. Moreover, the utility of Paper NDAs has been further diminished by the recently broadened availability of the ANDA process, as described above.

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

         The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and the storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants. The Company monitors its compliance with all environmental laws. Compliance costs are charged against operations when incurred. The Company incurred no monitoring costs during the years ended June 30, 2003 and 2002.


RESEARCH AND DEVELOPMENT

         During Fiscal 2003 and Fiscal 2002, the Company incurred research and development costs of approximately $2,575,000 and $1,749,000, respectively.

EMPLOYEES

         The Company currently has 160 employees, of which 158 are full-time.

SECURITIES EXCHANGE ACT REPORTS

         The Company maintains an Internet website at the following address: www.lannett.com. The Company makes available on or through its Internet website certain reports and amendments to those reports that are filed with the SEC in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K. This information is available on the Company's website free of charge as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the SEC. The contents of the Company's website are not incorporated by reference in this Annual Report on Form 10-KSB and shall not be deemed "filed" under the Securities Exchange Act of 1934.



ITEM 2. DESCRIPTION OF PROPERTY

         The Company's headquarters, administrative offices, quality control laboratory, and manufacturing and production facilities, consisting of approximately 31,000 square feet, are located at 9000 State Road, Philadelphia, Pennsylvania.

         In December 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. This facility houses laboratory research, warehousing and distribution operations. The leased facility is located approximately 1.5 miles from the Company headquarters in Philadelphia. In January 2001, the Company extended this lease through April 30, 2004. The Company does not expect to extend the term on this lease beyond April 30, 2004.

         On July 1, 2003, the Company entered into a lease for a 62,000 square foot facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania, approximately 1 mile from the Company's headquarters. The lease expires on November 30, 2003; and the Company has the contractual right and option to purchase the facility at any time during the lease term. The Company currently expects to exercise this purchase option prior to the lease termination date of November 30, 2003. Prior to the expiration of the lease term at 500 State Road, the Company is planning to move all operations currently performed at 500 State Road to 9001 Torresdale Avenue. In addition to the laboratory research, warehousing and distribution operations currently performed at 500 State Road, other operational functions may be moved from the Company headquarters to 9001 Torresdale Avenue. This move will occur gradually, and will allow the Company to maximize its FDA approved production facility at 9000 State Road for production output.

ITEM 3. LEGAL PROCEEDINGS

REGULATORY PROCEEDINGS

         The Company is engaged in an industry which is subject to considerable government regulation relating to the development, manufacturing and marketing of pharmaceutical products. Accordingly, incidental to its business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the FDA and the DEA.


EMPLOYEE CLAIMS

         A claim of retaliatory discrimination has been filed by a former employee with the Pennsylvania Human Relations Commission ("PHRC") and the Equal Employment Opportunity Commission ("EEOC"). The Company was notified of the complaint in March 1997. The Company has denied liability in this matter. The PHRC has made a determination that the complaint against the Company should be dismissed because the facts do not establish probable cause of the allegations of discrimination. The matter is still pending before the EEOC. At this time, management is unable to estimate a range of loss, if any, related to this action. Management believes that the outcome of this claim will not have a material adverse impact on the financial position or results of operations of the Company.

         A claim of discrimination has been filed against the Company with the EEOC and the PHRC. The Company was notified of the complaint in June 2001. The Company has filed an answer with the EEOC denying the allegations. The EEOC has made a determination that the complaint against the Company should be dismissed because the facts do not establish probable cause of the allegations of discrimination. The matter is still pending before the PHRC. At this time, management is unable to estimate a range of loss, if any, related to this action. Management believes that the outcome of this claim will not have a material adverse impact on the financial position or results of operations of the Company.

         A claim of discrimination has been filed against the Company with the PHRC and the EEOC. The Company was notified of the complaint in July 2001. The Company has filed an answer with the PHRC denying the allegations. The PHRC has made a determination that the complaint against the Company should be dismissed because the facts do not establish probable cause of the allegations of discrimination. The matter is still pending before the EEOC. At this time, management is unable to estimate a range of loss, if any, related to this action. Management believes that the outcome of this claim will not have a material adverse impact on the financial position or results of operations of the Company.


DES CASES

         The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the

Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denies coverage for actions alleging involvement of the Company filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. At this time, management is unable to estimate a range of loss, if any, related to these actions. Management believes that the outcome of these cases will not have a material adverse impact on the financial position or results of operations of the Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Company's security holders during the quarter ended June 30, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         On April 15, 2002, the Company's common stock began trading on the American Stock Exchange. Prior to this, the Company's common stock traded in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by Pink Sheets LLC. The following table sets forth certain information with respect to the high and low daily closing prices of the Company's common stock during Fiscal 2003 and 2002, as quoted by the American Stock Exchange (on and after April 15, 2002) and Pink Sheets LLC (prior to April 15, 2002). Such quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. All share and per share amounts on this Annual Report and Form 10-KSB have been adjusted to reflect a three-for-two stock split, which was effective on February 14, 2003.

                         FISCAL YEAR ENDED JUNE 30, 2003

                                                                           HIGH                   LOW
                                                                           ----                   ---

First quarter........................................................      $ 7.41                $ 4.63

Second quarter.......................................................      $13.97                $ 5.67

Third quarter........................................................      $15.52                $11.05

Fourth quarter.......................................................      $23.44                $11.36

                         FISCAL YEAR ENDED JUNE 30, 2002

                                                                           HIGH                   LOW
                                                                           ----                   ---
First quarter........................................................      $1.33                 $0.69

Second quarter.......................................................      $2.69                 $1.13

Third quarter........................................................      $3.77                 $2.13

Fourth quarter.......................................................      $8.00                 $3.50


HOLDERS

         As of August 26, 2003, there were approximately 302 holders of record of the Company's common stock.

DIVIDENDS

         The Company did not pay cash dividends in Fiscal 2003 or 2002. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures. It does not anticipate paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans as of June 30, 2003.

------------------------------------------------------------------------------------------------------------------------------
       Plan Category         Number of securities to be issued    Weighted average exercise         Number of securities
       -------------           upon exercise of outstanding          price of outstanding          remaining available for
                                options, warrants and rights     options, warrants and rights   future issuance under equity
                                                                                                compensation plans (excluding
                                            (a)                               (b)                  securities reflected in
                                            ---                               ---                         column (a)
                                                                                                             (c)
                                                                                                             ---
------------------------------------------------------------------------------------------------------------------------------

Equity Compensation plans                 411,939                            $7.48                        2,206,967
approved by security
holders

Equity Compensation plans                    -                                 -                              -
not approved by security
holders

Total                                     411,939                            $7.48                        2,206,967




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         In addition to historical information, this Form 10-KSB contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances, which arise later. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-Q to be filed by the Company in Fiscal 2004, and any Current Reports on Form 8-K filed by the Company. All share and per share amounts on this Annual Report and Form 10-KSB have been adjusted to reflect a three-for-two stock split, which was effective on February 14, 2003.


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

REVENUE RECOGNITION

         The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $2,772,000 and $630,000 at June 30, 2003 and June 30, 2002, respectively. Provisions for rebates, promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels and contract terms. Provisions for other customer credits, such as price adjustments, returns and chargebacks require management to make subjective judgments. These provisions are discussed in more detail in the Notes to the Consolidated Financial Statements. If the historical data the Company uses, and the assumptions management makes to calculate these estimates do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

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

RESULTS OF OPERATIONS -- FISCAL 2003 TO FISCAL 2002

         Net sales increased by 69%, from $25,126,214 in Fiscal 2002 to $42,486,758 in Fiscal 2003. Sales increased as a result of additions to the Company's prescription line of products, including Prednisolone tablets, first marketed in October 2001, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, first marketed in December 2001, Isoniazid tablets, first marketed in January 2002, Digoxin tablets, first marketed in September 2002 and Levothyroxine Sodium tablets, first marketed in April 2003. Additionally, sales of a portion of the Company's previously marketed products increased due to new customer accounts, increased unit sales, and increased unit revenues. The increase in sales of a portion of the Company's products was offset by a decrease in sales of certain other products, including pseudoephedrine hydrochloride tablets and guaifenesin/ephedrine hydrochloride tablets. Due to increased competition for these two products, and the Company's decision to allocate its production capacity to higher margin prescription products, the Company discontinued its production, marketing and distribution of these two products in Fiscal 2003.

         Cost of sales increased by 92%, from $8,452,677 in Fiscal 2002 to $16,257,794 in Fiscal 2003. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume and related production activities. These costs include raw materials, labor and benefits expenses, and depreciation expense. Gross profit margins for Fiscal 2003 and Fiscal 2002 were 62% and 66%, respectively. The decrease in the gross profit percentage is due to the product sales mix. Incremental sales in Fiscal 2003 of some or all of the Company's new products were at gross profit percentages less than the Company's average gross profit percentage from Fiscal 2002. This is a result of more competition for such drugs, and an erosion in generic market pricing for such drugs.

         Research and development expenses increased by 47%, from $1,748,631 in Fiscal 2002 to $2,575,178 in Fiscal 2003. This increase is a result of an increase in the cost of clinical bioequivalence testing fees, outsourced product development consulting services, payroll and benefits expenses and raw materials used in the development and formulation of new products not yet approved by the FDA.

         Selling, general and administrative expenses increased by 31%, from $3,298,564 in Fiscal 2002 to $4,337,558 in Fiscal 2003. This increase is a result of an increase in the following expenses: payroll and benefits, consulting services, travel and entertainment expenses, investor relations expenses, and advertising. These increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales. These increases were partially offset by a decrease in commissions expense to outside sales representatives. In Fiscal 2002, the Company created its own internal sales and marketing department, replacing the service previously performed by outside sales brokers.

         As a result of the foregoing, the Company increased its operating income by 66%, from $11,626,342 in Fiscal 2002 to $19,316,228 in Fiscal 2003.

         The Company's income tax expense increased from $3,984,135 in Fiscal 2002 to $7,334,740 in Fiscal 2003 as a result of the increase in taxable income.

         The Company reported net income of $11,666,887 for Fiscal 2003, or $0.58 basic and diluted income per share, compared to net income of $7,195,990 for Fiscal 2002, or $0.36 basic and diluted income per share.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities of $6,652,406 in Fiscal 2003 was attributable to net income of $11,666,887, as adjusted for the effects of non-cash items (primarily depreciation and amortization) of $1,399,700 and changes in operating assets and liabilities totaling ($6,414,181). Significant changes in operating assets and liabilities were comprised of:

         1. an increase in accounts receivable of $4,050,596 due to the increase in the Company's net sales;
         2. an increase in inventories of $3,238,591 due to increases in raw materials and finished goods inventory. Due to the Company's sales growth, additional investments were made in raw material and finished goods inventory. It is the Company's goal to stock an adequate inventory of finished goods and raw materials. Such a strategy will allow the Company to minimize stock-outs and back-orders, and to provide a high level of customer order fulfillment. Additionally, the Company has increased its inventory carrying amounts of certain raw materials and finished products to ensure supply continuity;
         3. an increase in accounts payable, net of the decrease in accrued expenses, of $1,799,171 due to the growth of the Company's purchasing activities to support the overall Company growth, and the Company's receipt of finished goods inventories in the last quarter of Fiscal 2003. In April 2003, the Company launched its distribution campaign for Levothyroxine Sodium tablets. Due to the timing of the Company's receipt of finished goods inventory related to this new product launch and beneficial credit payment terms, the Company's accounts payable balance increased accordingly.

         The net cash used in investing activities of $2,243,933 for Fiscal 2003 was attributable to $2,618,936 expended for equipment and building additions, offset by $375,003 in proceeds received from the sale of equipment. The Company's anticipated budget for capital expenditures in Fiscal 2004 is approximately $9,300,000. The anticipated capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to expected higher sales levels. As of June 30, 2003, none of the financing proceeds received from the bonds issued during Fiscal 1999 were available for future capital expenditures; however approximately $352,000 was paid by the Company prior to June 30, 2003 for production equipment expected to arrive, and be placed in service in Fiscal 2004. This balance is included in Other Assets, as a long-term asset, at June 30, 2003.

         The Company had a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). The maturity date on the Shareholder Line of Credit was December 1, 2002. The Company did not renew this line of credit because the cash available from its current and prospective loan agreements and the cash generated from its operations were estimated to be sufficient to support the Company's anticipated growth, in terms of cash requirements. At June 30, 2002, the Company had no amount outstanding and $4,250,000 available under this line of credit. There was no accrued interest at June 30, 2003 and June 30, 2002.

         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At June 30, 2003, the Company has $3,097,802 outstanding on the Authority loan, of which $718,333 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2003, no portion of the letter of credit has been utilized.

         In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to Mr. Farber, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture required that the Company repay the bonds through installment payments beginning in June 1999 and continuing through May 2003, the year the bonds matured. At June 30, 2003, the Company has no balance outstanding on the bonds.

         The Company has a $3,000,000 line of credit from a bank. The line of credit was renewed and extended to November 30, 2003, at which time the Company expects to renew and extend the due date. At June 30, 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all Company assets.

Further, the line of credit and a related letter of credit contain certain financial covenants (see Notes to Financial Statements, Number 6).

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and line of credit as of June 30, 2003, are sufficient to finance its level of operations, and currently anticipated capital expenditures. However, to benefit from the low interest rates in the current financial markets, the Company is planning to finance some or all of the capital expenditures in Fiscal 2004.

         Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.


PROSPECTS FOR THE FUTURE

         Additional products are currently under development. One of these products has been redeveloped and submitted to the FDA for supplemental approval. Another is a new ANDA submitted to the FDA for approval. The remainder of the products in development represent previously approved ANDAs which the Company is planning to reintroduce, or new formulations which the Company will submit ANDAs for FDA approval. In addition to the efforts of its internal product development group, Lannett has contracted with outside firms for the formulation and development of new generic drug products. The products under development are at various stages in the development cycle--formulation, scale-up, and/or clinical testing. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

ITEM 7. FINANCIAL STATEMENTS

         The Consolidated Financial Statements for the years ended June 30, 2003 and 2002 and Independent Auditor Report filed as a part of this Form 10-KSB are listed in the Exhibit Index filed herewith.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None


ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the year ended June 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are set forth below:

--------------------------------------------------------------------------------
                            Age                       Position
--------------------------------------------------------------------------------

Directors:

William Farber              71             Chairman of the Board and Chief
                                                  Executive Officer

Marvin Novick               72                        Director

Ronald A. West              69                        Director

Myron Winkelman             65                        Director


Executive Officers:

Arthur P. Bedrosian         57                       President

Larry Dalesandro            31                Chief Financial Officer


         WILLIAM FARBER was elected as Chairman of the Board of Directors and Chief Executive Officer in August 1991. From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical Company. From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation. From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation. Mr. Farber is a registered pharmacist in the State of Michigan.

         MARVIN NOVICK was elected a Director of the Company in February 2000. Mr. Novick has been an advisor, consultant and financial planner for multiple companies in the past thirty-five years. He is currently President of R&M Resources, Inc., an investment and consulting services company. From 1984 to 1987, he served as Vice Chairman of Dura Corporation, a major automotive supplier. From 1969 to 1971, he served as Chief Financial Officer of Meadowbrook Insurance Company. In addition to these positions, he served as Partner of international accounting firms, J.K. Lasser & Co., and Touche Ross & Co, and Senior Vice President of Michigan Blue Shield, a major healthcare organization. Mr. Novick holds Bachelor's and Master's Degrees, and is a member of the American Institute of Certified Public Accountants.

         RONALD A. WEST was elected a Director of the Company in January 2002. Mr. West is currently a Director of Beecher Associates, an industrial real estate investment company, R&M

Resources, an investment and consulting services company and North East Staffing, Inc., an employee services company. From 1983 to 1987, Mr. West served as Chairman and Chief Executive Officer of Dura Corporation, an original equipment manufacturer of automotive products and other engineered equipment components. Prior to his service at Dura Corporation which began in 1969, Mr. West served in various financial management positions with TRW, Inc., Marlin Rockwell Corporation and National Machine Products Group, a division of Standard Pressed Steel Company. Mr. West studied Business Administration at Michigan State University and the University of Detroit.

         MYRON WINKELMAN, R. PH. was elected a Director of the Company in June 2003. Mr. Winkelman has significant career experience in various aspects of pharmacy and health care. He is currently President of Winkelman Management Consulting (WMC), which provides consulting services to both commercial and governmental clients. Mr. Winkelman has recently managed multi-state drug purchasing initiatives for both Medicaid and state entities. Prior to creating WMC, he was a senior executive with ValueRx, a large pharmacy benefits manager, and served for many years as a senior executive for the Revco, Rite Aid and Perry Drug chains. While at ValueRx, Mr. Winkelman served on the Board of Directors of the Pharmaceutical Care Management Association. He belongs to a number of pharmacy organizations, including the Academy of Managed Care Pharmacy and the Michigan Pharmacy Association. Mr. Winkelman is a registered pharmacist and holds a Bachelor of Science Degree in Pharmacy from Wayne State University.

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

         LARRY DALESANDRO was elected Chief Financial Officer of the Company in June 2003. Prior to this, he served as the Company's Chief Operating Officer from November 1999 to June 2003. Mr. Dalesandro joined the Company in January 1999 to manage the Company's financial operations. Previously, he was the Controller and Director of Financial Reporting of Criterion Communications, Inc., a technology and new media services firm, Controller of Crown Contractors, Inc., a contract construction company, and Senior Auditor of Grant Thornton LLP, an international professional services firm. Mr. Dalesandro graduated Magna Cum Laude with a Bachelor's of Science Degree in Accountancy from Villanova University, and is a Certified Public Accountant.

SIGNIFICANT EMPLOYEES

         In addition to the directors and executive officers, the following table identifies certain key employees of the Company.

--------------------------------------------------------------------------------
       Name                    Age                      Position
--------------------------------------------------------------------------------

Kevin Smith                    43          Vice President of Sales and Marketing

Bernard Sandiford              74               Vice President of Operations

         KEVIN SMITH joined the Company in January 2002 as Vice President of Sales and Marketing. Prior to this, Kevin held senior sales positions with various generic pharmaceutical firms, including Sidmak Laboratories and Mova Laboratories. Kevin has extensive experience in the generic sales market, and brings to the Company a vast network of customers, including retail chain pharmacies, wholesale distributors, mail-order wholesalers and generic distributors. Mr. Smith has a Bachelors' Degree in Business Administration from Gettysburg College.

         BERNARD SANDIFORD joined the Company in November 2002 as Vice President of Operations. Prior to this, he was the President of Sandiford Consultants, a firm specializing in providing consulting services to drug manufacturers for Good Manufacturing Practices and process validations. His previous employment included senior operating positions with Halsey Drug Company, Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc., and Revlon Health Care Group. In addition to these positions, Mr. Sandiford performed various consulting assignments for the FDA regarding Good Manufacturing Practices. Mr. Sandiford has a Bachelors of Science Degree in Chemistry from Long Island University.

         To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director, executive officer, or significant employee during the past five years.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2003, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except for the following:

         On August 15, 2003, Ronald West reported a purchase of shares in May 2002, a purchase of shares in July 2002, a sale of shares in November 2002, and a purchase of shares in January 2003.

         On August 15, 2003, Marvin Novick reported a sale of shares in November 2002, a bona-fide gift of shares in December 2002, a sale of shares in January 2003, and a sale of shares in May 2003. The shares transacted on the above dates were owned by Margaret Novick, spouse of Marvin Novick.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation paid to or earned by the named executive officers of the Company for Fiscal 2003, Fiscal 2002 and Fiscal 2001.


===============================================================================================================================

                                                                                Long Term Compensation
                                                                           ----------------------------------

                          Annual Compensation                                     Awards             Payouts
---------------------------------------------------------------------     -----------------------    -------

    (a)             (b)            (c)         (d)           (e)              (f)         (g)          (h)          (i)
  Name and                                                                Restricted   Securities      LTIP       All Other
  Principal        Fiscal                                Other Annual        Stock     Underlying    Payouts    Compensation
  Position          Year         Salary       Bonus      Compensation      Award(s)     Options/      Amount       Amounts
  --------          ----         ------       -----      ------------      --------       SARs        ------       -------
                                                                                          ----

William Farber      2003            0           0              0               0         37,500          0          3,000(7)
Chairman of the     2002            0           0              0               0            0            0          3,000(7)
Board of            2001            0           0              0               0            0            0             0
Directors and
Chief Executive
Officer

Arthur P.           2003        179,175(1)   77,500            0               0         114,600         0             0
Bedrosian(2)        2002         64,385         0              0               0            0            0             0
President           2001            0           0              0               0            0            0             0

Larry Dalesandro(3) 2003        134,984(1)   59,675            0               0         74,595          0             0
Chief Financial     2002        116,698(1)   25,000            0               0            0            0             0
Officer             2001        102,049(1)    5,000            0               0         15,000          0             0

Eugene Livshits(4)  2003         67,706(1)   38,874            0               0          7,500          0         141,020(5)
Vice President of   2002        126,715(1)   25,000            0               0            0            0             0
Technical Affairs   2001        109,669(1)    5,000            0               0         18,000          0             0

Kevin Smith(6)      2003        167,187(1)   46,500            0               0         38,760          0             0
Vice President of   2002         66,769         0              0               0         15,000          0             0
Sales & Marketing   2001            0           0              0               0            0            0             0

         (1) Includes matching contribution payments made to the Company's 401(k) Plan (3% of eligible compensation) for the benefit of the employee noted.

         (2) Mr. Bedrosian joined the Company on January 24, 2002 as Vice President of Business Development. On May 5, 2002, he was elected President of the Company.

         (3) Mr. Dalesandro joined the Company on January 11, 1999 as Controller. He was elected Chief Operating Officer on November 1, 1999. On June 18, 2003, he was elected Chief Financial Officer, and voluntarily resigned the position of Chief Operating Officer.

         (4) Mr. Livshits joined the Company on February 20, 1997 as Director of Analytical Services. He was elected Vice President of Technical Affairs on November 1, 1999. On January 6, 2003, his employment with the Company was terminated. The Company agreed to pay him severance pay at his current rate through December 31, 2003. See footnote 5.

         (5) This amount represents $76,230 in severance compensation paid from January 1, 2003 through June 30, 2003, plus $64,790 in severance compensation accrued at June 30, 2003.

         (6) Mr. Smith joined the Company on January 21, 2002 as Vice President of Sales and Marketing.

         (7) These amounts represent payments to Mr. Farber for participation and attendance at Board of Director Meetings.

OPTION/SAR GRANTS IN FISCAL 2003


====================================================================================================================
           (a)                    (b)                (c)                   (d)                             (e)


          NAME                NUMBER OF         % OF TOTAL          EXERCISE OR BASE PRICE        EXPIRATION DATE
                        SECURITIES OPTIONS/SARS ($/SHARE)
                              UNDERLYING        GRANTED TO
                             OPTIONS/SARS      EMPLOYEES IN
                             GRANTED (#)        FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------
William Farber                                                              $7.97                   10/28/2012
Chairman of the Board of        37,500              10%
Directors and Chief
Executive Officer
--------------------------------------------------------------------------------------------------------------------
Arthur Bedrosian                                                            $4.63                    7/23/2012
President                       18,000              3%
--------------------------------------------------------------------------------------------------------------------
Arthur Bedrosian                                                            $7.97                   10/28/2012
President                       96,900              25%
--------------------------------------------------------------------------------------------------------------------
Larry Dalesandro                                                            $7.97                   10/28/2012
Chief Financial Officer         74,595              19%
--------------------------------------------------------------------------------------------------------------------
Eugene Livshits                                                             $7.97                   10/28/2012
Vice President of               7,500               2%
Technical Affairs
--------------------------------------------------------------------------------------------------------------------
Kevin Smith                                                                 $7.97                   10/28/2012
Vice President of Sales         38,760              10%
and Marketing
--------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUES


====================================================================================================================

           (a)                    (b)                (c)                  (d)                        (e)
                                                                                                  VALUE OF
                                                                                                 UNEXERCISED
                                                                  NUMBER OF SECURITIES           IN-THE-MONEY
                                SHARES                           UNEXERCISED UNDERLYING           OPTIONS AT
                               ACQUIRED                             OPTIONS AT FY-END               FY-END
                                  ON                VALUE              EXERCISABLE/              EXERCISABLE/
        NAME                   EXERCISE           REALIZED            UNEXERCISABLE             UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------
William Farber                                                           37,500/                   $580,249/
Chairman of the Board of          0                 $0                      0                         $0
Directors and Chief
Executive Officer
--------------------------------------------------------------------------------------------------------------------
Arthur Bedrosian                                                            0/                        $0/
President                         0                 $0                   114,900                  $1,833,241
--------------------------------------------------------------------------------------------------------------------
Larry Dalesandro                                                            0/                        $0/
Chief Financial Officer          5,001            $48,860                 74,595                  $1,154,231
--------------------------------------------------------------------------------------------------------------------
Eugene Livshits                                                             0/                         0/
Vice President -- of            13,500           $108,520                   0                          0
Technical Affairs
--------------------------------------------------------------------------------------------------------------------
Kevin Smith                                                                 0/                        $0/
Vice President of Sales         5,000             $46,495                 48,761                   $811,166
and Marketing
--------------------------------------------------------------------------------------------------------------------



COMPENSATION OF DIRECTORS

         Directors received compensation of $1,000 per Board meeting attended during Fiscal 2003. There were three Board meetings held in Fiscal 2003. Audit Committee members received compensation of $1,000 per Audit Committee meeting attended during Fiscal 2003. There were four Audit Committee meetings held in Fiscal 2003. Directors are reimbursed for expenses incurred in attending Board meetings. Directors also receive a monthly allowance of $1,350 to cover the cost of medical benefits insurance, and automobile expenses. Directors also received stock options during Fiscal 2003 as compensation for their services. The following table identifies the stock options granted to directors in Fiscal 2003.

====================================================================================================================

           (a)                   (b)               (c)                        (d)                      (e)


          NAME                NUMBER OF         % OF TOTAL          EXERCISE OR BASE PRICE        EXPIRATION DATE
                              SECURITIES       OPTIONS/SARS         ($/SHARE)
                              UNDERLYING        GRANTED TO
                             OPTIONS/SARS      RECIPIENTS IN
                             GRANTED (#)        FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------
William Farber                                                              $7.97                   10/28/2012
Chairman of the Board of        37,500              10%
Directors and Chief
Executive Officer
--------------------------------------------------------------------------------------------------------------------
Marvin Novick                                                               $7.97                   10/28/2012
Director                        22,500              6%
--------------------------------------------------------------------------------------------------------------------
Ronald West                                                                 $7.97                   10/28/2012
Director                        22,500              6%
--------------------------------------------------------------------------------------------------------------------
Myron Winkelman                                                               -                          -
Director                          -                 -
--------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Arthur Bedrosian, Larry Dalesandro and Kevin Smith (the "Named Executives"). Each of the agreements provide for an annual base salary and eligibility to receive a bonus. The salary and bonus amounts of the Named Executives are determined by the Board of Directors. Additionally, the Named Executives are eligible to receive stock options, which are granted at the discretion of the Board of Directors, and in accordance with the Company's policies regarding stock option grants.

         The Named Executives' employment may be terminated at any time with or without cause, or by reason of death or disability; and the Named Executives may voluntarily resign at any time with or without good reason. In the event of termination of employment without cause, the Company will provide the Named Executive with: (a) severance compensation, subject to the Company's standard payroll withholdings or deductions, for a period of no less than one year, in the amount of the then current base salary rate, subject to certain limitations; and (b) continued group health insurance benefits (i.e. medical, dental, prescription insurance, etc) for the Named Executive and his eligible dependents for a period of up to six months at no cost to the Named Executive.

         In the event of a change in the control of the Company, or if the Company sells a majority of the ANDAs it owns, the Company will provide the Named Executives with: (a) a lump sum payment in the amount equal to six months of the Named Executive's current salary, subject to minimum limitations. In this scenario, if the Named Executive's employment is terminated without cause, the Company will provide the Named Executive with severance compensation and benefits consisting of: (a) severance compensation, subject to the Company's standard payroll withholdings or deductions, for a period of no less than one year, in the amount of the then current base salary rate, subject to certain limitations; (b) continued group health insurance benefits (i.e. medical, dental, prescription insurance, etc) for the Named Executive and his eligible dependents for a period of up to one year at no cost to the Named Executive; and (c) all unvested stock options held by the Named Executive will become one hundred percent (100%) vested and immediately exercisable as of the date of termination.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 26, 2003, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:


==================================================================================================================

                                                             Excluding Options             Including Options (*)
                                                              and Debentures               ---------------------
                                                              --------------

Name and Address of                                         Number      Percent            Number        Percent of
Beneficial Owner                      Office              of Shares     of Class          of Shares        Class
----------------                      ------              ---------     --------          ---------        -----
Directors/Executive Officers:

Arthur Bedrosian                    President              496,860(1)      2.48%             502,860(2)     2.50%
9000 State Road
Philadelphia, PA 19136

Larry Dalesandro                 Chief Financial                 0         0.00%                   0        0.00%
9000 State Road                      Officer
Philadelphia, PA 19136

William Farber                   Chairman of the        13,676,679(3)     68.23%          13,714,179(4)    68.10%
9000 State Road                       Board
Philadelphia, PA 19136

Marvin Novick                        Director              100,000         0.50%             122,500(5)     0.61%
9000 State Road
Philadelphia, PA 19136

Ronald A. West                       Director               12,810         0.06%              22,758(6)     0.11%
9000 State Road
Philadelphia, PA 19136

Myron Winkelman                      Director                1,000         0.00%               1,000        0.00%
9000 State Road
Philadelphia, PA 19136

All directors and                                       14,287,349        71.27%          14,363,297       71.32%
executive officers as a group
(6 persons)

(1) Includes 52,125 shares owned jointly by Arthur Bedrosian and Shari Bedrosian, Arthur Bedrosian's spouse, and 12,000 shares owned by Talin Bedrosian, Arthur Bedrosian's daughter.

(2) Includes 6,000 vested options to purchase common stock at an exercise price of $4.63 per share.

(3) Includes 300,000 shares owned jointly by William Farber and Audrey Farber, the Secretary of the Company and William's Farber's spouse.

(4) Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share.

(5) Includes 22,500 vested options to purchase common stock at an exercise price of $7.97 per share.

(6) Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share.



* Assumes that all options exercisable within sixty days have been exercised, which results in 20,139,113 shares outstanding.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         William Farber, the Chairman of the Board of Directors and Chief Executive Officer, had provided the Company with a revolving line of credit due December 1, 2002 of $4,250,000, which the Company used to renovate its manufacturing facility, acquire new equipment, retain new management and provide working capital. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." Mr. Farber is currently the holder of 13,676,679 shares of common stock of the Company, or approximately 68% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

         The Company had sales of approximately $348,000 and $174,000 during the years ended June 30, 2003 and 2002, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $68,000 and $221,000 during the years ended June 30, 2003 and 2002, respectively. Accounts receivable includes amounts due from the related party of approximately $95,000 and $59,000 at June 30, 2003 and June 30, 2002, respectively. Accrued expenses include amounts due to the related party of approximately $0 and $8,000 at June 30, 2003 and June 30, 2002, respectively.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) A list of the exhibits required by Item 601 of Regulation S-B to be filed as a part of this Form 10-KSB is shown on the
                  Exhibit Index filed herewith.

         (b) The Company did not file any reports on Form 8-K during the Quarter ended June 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2003; and no relationship exists other than the usual relationship between independent public accountant and client. The following table identifies the fees paid to Grant Thornton LLP in Fiscal 2003.

----------------------------------------------------------------------------------------------------------------------
 AUDIT FEES         AUDIT-RELATED FEES            TAX FEES          ALL OTHER FEES            TOTAL FEES
                           (1)                      (2)                  (3)
----------------------------------------------------------------------------------------------------------------------
Fiscal 2003:
----------------------------------------------------------------------------------------------------------------------
$72,561                   $7,700                  $17,816              $45,343                 $143,420
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Fiscal 2002:
----------------------------------------------------------------------------------------------------------------------
$63,833                   $0                      $56,087              $40,378                 $160,298
----------------------------------------------------------------------------------------------------------------------


(1) Audit-related fees include fees paid for preparation and participation in Board of Director meetings, and Audit Committee meetings.

(2) Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments, and various tax planning services. Included in the Fiscal 2002 fees for this category is $46,670 paid in connection with services rendered by Grant Thornton LLP in the Company's application and receipt of a tax refund due to an amended state income tax return.

(3) Other fees include:
         Fiscal 2003 -- Fees paid for services rendered in connection with the Company's application to various local and state entities for benefits related to the Company's potential facility expansion; and services rendered in connection with an engagement for interest expense arbitrage calculations on certain tax exempt bond issues.

         Fiscal 2002 -- Fees paid for valuation services related to the Company's creation of its wholly-owned subsidiary, Lannett Holdings, Inc.

The non-audit services provided to the Company by Grant Thornton LLP in Fiscal 2003 were pre-approved by the Company's audit committee. Prior to engaging its auditor to perform non-audit services, the Company's audit committee reviews the particular service to be provided and the fee to be paid by the Company for such service and assesses the impact of the service on the auditor's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LANNETT COMPANY, INC.

Date: September 19, 2003                    By: / s /William Farber
                                                ---------------------
                                                     William Farber,
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Date: September 19, 2003                    By: / s /Larry Dalesandro
                                                ---------------------
                                                     Larry Dalesandro,
                                                     Chief Financial Officer

Date: September 19, 2003                    By: / s /Arthur Bedrosian
                                                ---------------------
                                                     Arthur Bedrosian,
                                                     President

Date: September 19, 2003                    By: / s /Marvin Novick
                                                ---------------------
                                                     Marvin Novick,
                                                     Director

Date: September 19, 2003                    By: / s /Ronald West
                                                ---------------------
                                                     Ronald West,
                                                     Director

Date: September 19, 2003                    By: / s /Myron Winkelman
                                                ---------------------
                                                     Myron Winkelman,
                                                     Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                                   Date


/ s / William Farber                                  September 19, 2003
--------------------------------------
William Farber,
Chairman of the Board of Directors and
Chief Executive Officer


/ s / Larry Dalesandro                                September 19, 2003
--------------------------------------

Larry Dalesandro,
Chief Financial Officer

/ s / Arthur Bedrosian                                September 19, 2003
--------------------------------------
Arthur Bedrosian,
President

/ s / Marvin Novick                                   September 19, 2003
--------------------------------------
Marvin Novick,
Director

/ s / Ronald West                                     September 19, 2003
--------------------------------------
Ronald West,
Director

/ s / Myron Winkelman                                 September 19, 2003
--------------------------------------
Myron Winkelman,
Director

               Report of Independent Certified Public Accountants

Shareholders and Board of Directors
Lannett Company, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP
Philadelphia, Pennsylvania
August 12, 2003

CONSOLIDATED BALANCE SHEETS
JUNE 30,
--------------------------------------------------------------------------------

ASSETS                                                                               2003                 2002

CURRENT ASSETS:
  Cash                                                                            $ 3,528,511          $         -
  Trade accounts receivable (net of allowance for doubtful accounts of              8,516,481            4,465,885
$128,000 and $42,000, respectively)
  Inventories                                                                       8,175,798            4,937,207
  Prepaid expenses and other assets                                                   367,400              106,170
  Deferred tax asset                                                                  569,858              300,368
                                                                                  -----------          -----------
           Total current assets                                                    21,158,048            9,809,630

PROPERTY, PLANT AND EQUIPMENT                                                      11,885,728           10,144,968
  Less accumulated depreciation                                                     4,477,928            3,616,044
                                                                                  -----------          -----------
                                                                                    7,407,800            6,528,924

OTHER ASSETS                                                                          496,696              369,949
                                                                                  -----------          -----------

TOTAL ASSETS                                                                      $29,062,544          $16,708,503
                                                                                  ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                                  $         -          $   202,688
  Current portion of long-term debt                                                   718,333              596,517
  Accounts payable                                                                  2,664,616              733,984
  Accrued expenses                                                                    526,430              657,891
  Income taxes payable                                                                 63,617              726,552
                                                                                  -----------          -----------
           Total current liabilities                                                3,972,996            2,917,632

LONG-TERM DEBT, LESS CURRENT PORTION                                                2,379,469            3,343,333

DEFERRED TAX LIABILITY                                                              1,112,369              681,489


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock - authorized 50,000,000 shares, par value $0.001;
  issued and outstanding, 20,025,871 and 19,894,257 shares, respectively               20,026               19,894
  Additional paid-in capital                                                        2,526,077            2,360,261
  Retained earnings                                                                19,051,607            7,385,894
                                                                                  -----------          -----------
           Total shareholders' equity                                              21,597,710            9,766,049
                                                                                  -----------          -----------

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY                                         $29,062,544          $16,708,503
                                                                                  ===========          ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                                          2003                   2002

NET SALES                                                             $ 42,486,758           $ 25,126,214

COST OF SALES                                                           16,257,794              8,452,677
                                                                      ------------           ------------

           Gross profit                                                 26,228,964             16,673,537

RESEARCH AND DEVELOPMENT EXPENSES                                        2,575,178              1,748,631
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                               4,337,558              3,298,564
                                                                      ------------           ------------

           Operating profit                                             19,316,228             11,626,342
                                                                      ------------           ------------

OTHER INCOME/(EXPENSE):
  Loss on sale of assets                                                  (119,279)               (63,682)
  Loss on impairment/abandonment of assets                                (136,843)              (137,177)
  Interest income                                                            2,297                 25,135
  Interest expense, including $0 and $131,245 to shareholder               (60,776)              (270,493)
                                                                      ------------           ------------

                                                                          (314,601)              (446,217)
                                                                      ------------           ------------

INCOME BEFORE INCOME TAX EXPENSE                                        19,001,627             11,180,125

INCOME TAX EXPENSE                                                       7,334,740              3,984,135
                                                                      ------------           ------------

NET INCOME                                                            $ 11,666,887           $  7,195,990
                                                                      ============           ============

Basic earnings per common share                                       $       0.58           $       0.36
                                                                      ============           ============

Diluted earnings per common share                                     $       0.58           $       0.36
                                                                      ============           ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------


                                          COMMON STOCK
                                   ----------------------------   ADDITIONAL
                                      SHARES                        PAID-IN         RETAINED      SHAREHOLDERS'
                                      ISSUED          AMOUNT        CAPITAL         EARNINGS         EQUITY
BALANCE, JULY 1, 2001                19,809,192          19,809   $  2,305,972    $    189,904    $  2,515,685

  Exercise of stock options              85,065              85         54,289               -          54,374
  Net income                                                                         7,195,990       7,195,990
                                                                                  ------------    ------------

BALANCE, JUNE 30, 2002               19,894,257          19,894      2,360,261       7,385,894       9,766,049

  Exercise of stock options             131,709             132        165,816               -         165,948
  Stock Split-shares repurchased            (95)              -                         (1,174)         (1,174)
     due to odd quantity holders
  Net income                                  -               -              -      11,666,887      11,666,887
                                   ------------    ------------   ------------    ------------    ------------

BALANCE, JUNE 30, 2003               20,025,871    $     20,026   $  2,526,077    $ 19,051,607    $ 21,597,710
                                   ============    ============   ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

Note: All share amounts have been restated to reflect a 3 for 2 stock split, effective February 14, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------


                                                                      2003            2002

OPERATING ACTIVITIES:
  Net income                                                      $ 11,666,887    $  7,195,990
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                    982,188         789,304
      Loss on disposal/impairment of assets                            256,122         200,859
      Deferred tax expense                                             161,390         723,239
  Changes in assets and liabilities which provided (used) cash:
      Trade accounts receivable                                     (4,050,596)        (99,297)
      Inventories                                                   (3,238,591)     (1,781,098)
      Prepaid expenses and other assets                               (261,230)         24,863
      Accounts payable                                               1,930,632        (183,413)
      Accrued expenses                                                (131,461)         87,972
      Income taxes payable                                            (662,935)        478,443
                                                                  ------------    ------------

           Net cash provided by operating activities                 6,652,406       7,436,861
                                                                  ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (2,618,936)     (1,952,535)

  Deposits paid on machinery and equipment not yet received                  -        (187,665)
  Proceeds from sale of property, plant and equipment                  375,003          54,000
                                                                  ------------    ------------

           Net cash used in investing activities                    (2,243,933)     (2,086,200)
                                                                  ------------    ------------

FINANCING ACTIVITIES:
  Net repayments under line of credit                                 (202,688)     (1,797,312)
  Repayments under line of credit - shareholder                              -      (4,225,000)
  Repayments of debt                                                  (842,048)       (608,372)
  Proceeds from debt, net of restricted cash released                        -       1,225,649
  Proceeds from issuance of stock                                      165,948          54,374
  Payments made in lieu of stock split                                  (1,174)              -
                                                                  ------------    ------------

           Net cash used in financing activities                      (879,962)     (5,350,661)
                                                                  ------------    ------------

NET INCREASE IN CASH                                                 3,528,511               -

CASH, BEGINNING OF YEAR                                                      -               -
                                                                  ------------    ------------

CASH, END OF YEAR                                                 $  3,528,511    $          -
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid during year                                       $     57,688    $    293,323
                                                                  ============    ============
  Income taxes paid                                               $  7,436,964    $  2,782,453
                                                                  ============    ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003 AND 2002

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


PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., its inactive wholly owned subsidiary, Astrochem Corporation and its wholly owned subsidiary, Lannett Holdings, Inc. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $2,772,000 and $630,000 at June 30, 2003 and June 30, 2002, respectively. Provisions for estimated rebates, promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels and contract terms. Provisions for other customer credits, such as price adjustments, returns and chargebacks require management to make subjective judgments. These provisions are discussed in further detail below. If the historical data the Company uses, and the assumptions management makes to calculate these estimates do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

CHARGEBACKS -- The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order wholesalers. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. The Company continually monitors the reserve for chargebacks and makes adjustments when it believes that actual chargebacks may differ from estimated reserves.

REBATES -- Rebates are offered to the Company's key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.

RETURNS -- Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date, in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns, and makes adjustments when it believes that actual product returns may differ from established reserves.

PRICE ADJUSTMENTS -- Price adjustments, also known as "shelf stock adjustments," are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

INVENTORIES - Inventories are valued at the lower of cost (determined under the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the years ended June 30, 2003 and 2002 was approximately $945,000 and $747,000, respectively.

DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for the years ended June 30, 2003 and 2002 was approximately $37,000 and $42,000, respectively.

RESEARCH AND DEVELOPMENT -- Research and development expenses are charged to operations as incurred.

ADVERTISING COSTS - The Company charges advertising costs to operations as incurred. Advertising expense for the years ended June 30, 2003 and 2002 was approximately $118,000 and $16,000, respectively.

INCOME TAXES - The Company uses the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.

LONG-LIVED ASSETS - SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. Impairment losses recognized during the years ended June 30, 2003 and 2002 were $136,843 and $137,177, respectively (See NEW ACCOUNTING PRONOUNCEMENTS). The impairment losses recognized during Fiscal 2003 represent a reduction in the net book value of certain leasehold improvements at the 500 State Road facility. The Company has made a preliminary decision to move the operations currently performed at this facility to a new facility at 9001 Torresdale Avenue. As a result of this decision, the Company expects to abandon certain leasehold improvements at the 500 State Road building.

EARNINGS PER COMMON SHARE -- SFAS No. 128, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128. A reconciliation of the Company's basic and diluted earnings per share follows:


                                                         2003                               2002
                                          ----------------------------------   --------------------------------
                                             NET INCOME          SHARES          NET INCOME         SHARES
                                             (NUMERATOR)      (DENOMINATOR)      (NUMERATOR)     (DENOMINATOR)
Basic earnings per share factors            $ 11,666,887        19,968,633       $ 7,195,990      19,895,757
Effect of potentially dilutive option
  plans and debentures                                             152,681                           122,791
                                            ------------       -----------       -----------     -----------

Diluted earnings per share factors          $ 11,666,887        20,121,314       $ 7,195,990      20,018,548
                                            ============       ===========       ===========     ===========

Basic earnings per share                    $       0.58                         $      0.36
Diluted earnings per share                  $       0.58                         $      0.36



The number of shares have been adjusted for the Company's 3 for 2 stock split in February 2003.

Options to purchase 15,525 shares, 10,001 shares, 50,625 shares, 292,755 shares and 40,815 shares of common stock at $0.75 per share, $2.30 per share, $4.63 per share, $7.97 per share and $11.27 per share, respectively, were outstanding at June 30, 2003. Adjusted for the effect of the Company's 3 for 2 stock split in February 2003, options to purchase 66,533 shares, 23,753 shares, 15,000 shares, 45,000 shares and 1,575 shares of common stock at $0.75 per share, $0.53 per share, $2.30 per share, $0.92 per share and $2.52 per share, respectively, were outstanding at June 30, 2002.

SEGMENT INFORMATION -- The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment--generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates its financial information for all products, and reports on one operating segment.

CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE -- One customer accounted for approximately 13% of net sales in Fiscal 2003. Another customer accounted for approximately 12% and 22% of net sales in Fiscal 2003 and Fiscal 2002, respectively. Another customer accounted for 19% of net sales in Fiscal 2002.

One of the Company's products accounted for approximately 35% and 54%, respectively, of net sales in fiscal years ended June 30, 2003 and June 30, 2002. Another product accounted for approximately 26% of net sales in fiscal year ended June 30, 2003. The Company expects these percentages to decrease as it continues to market additional products.

Credit terms are offered to customers based on evaluations of the customers' financial condition. Generally, collateral is not required from customers. Accounts receivable payment terms vary, and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

STOCK OPTIONS - At June 30, 2003, the Company had two stock-based employee compensation plans (See Note 9). The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.
148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                      FISCAL YEAR ENDED JUNE 30,
                                                       2003                2002
Net income, as reported                            $ 11,666,887         $ 7,195,990
Deduct: Total compensation expense
   determined under fair value-based
   method for all stock awards                         (539,029)            (90,302)
Add: Tax savings at effective rate                      208,065              32,148
                                                  ----------------------------------
Pro forma net income                                 11,335,923           7,137,836
                                                  ==================================
Earnings per share:
   Basic, as reported                              $       0.58         $      0.36
                                                  ==================================
   Basic, pro forma                                $       0.57         $      0.36
                                                  ==================================
   Diluted, as reported                            $       0.58         $      0.36
                                                  ==================================
   Diluted, pro forma                              $       0.56         $      0.36
                                                  ==================================


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

- Effective July 1, 2002, goodwill and intangible assets with indefinite lives are to be tested for impairment annually and whenever there is an impairment indicator.

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

The Company adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

The Company adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections. SFAS No. 145 changes the accounting principles governing extraordinary items by clarifying and, to some extent, modifying the existing definition and criteria, specifying disclosure for extraordinary items and specifying disclosure requirements for other unusual or infrequently occurring events and transactions that are not extraordinary items. SFAS 145 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early adoption encouraged. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 have been adopted by the Company during the quarter ended March 31, 2003. See Note 9.


In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and does not anticipate FIN 45 will have a material effect on its fiscal 2004 consolidated financial statements.


In January 2002, the FASB issued FASB Interpretation 46 (FIN 46),Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2002, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2002. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.


On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:

         - mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

         - instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and

         - obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.



SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.



RECLASSIFICATIONS - Certain reclassifications were made to the 2002 consolidated financial statements to conform to the 2003 presentation.



2.    INVENTORIES

Inventories at June 30, 2003 and 2002 consist of the following:


                                                    2003                 2002
Raw materials                                    $2,625,463           $2,479,344
Work-in-process                                     992,330              691,346
Finished goods                                    4,363,432            1,560,029
Packaging supplies                                  194,573              206,488
                                                 ----------           ----------

                                                 $8,175,798           $4,937,207
                                                 ==========           ==========



3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2003 and 2002 consist of the following:


                                              USEFUL LIVES             2003               2002
Land                                               -               $    33,414        $     33,414
Building and improvements                     10 - 39 years          3,487,261           3,124,268
Machinery and equipment                        5 - 10 years          7,896,058           6,877,429
Furniture and fixtures                         5 - 7 years             146,570             109,857
Construction in Progress                           -                   322,425                   -
                                                                   -----------        ------------
                                                                   $11,885,728        $ 10,144,968
                                                                   ===========        ============




4.    BANK LINE OF CREDIT

The Company has a $3,000,000 line of credit with a bank that bears interest at the prime interest rate minus 0.25% per annum (4.00% at June 30, 2003). The line of credit is due November 30, 2003. The Company expects to extend the maturity date before the scheduled due date. At June 30, 2003, the Company had $0 outstanding, and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all Company assets. Further, the line of credit and a related letter of credit contain certain financial covenants (see Note 5).



5.    LONG-TERM DEBT

Long-term debt at June 30, 2003 and 2002 consists of the following:



                                         2003                  2002
Tax-exempt Bond Loan                  $3,097,802           $ 3,700,000
Taxable Bond Loan                                              239,850
                                      ----------           -----------
                                       3,097,802             3,939,850
Less current portion                     718,333               596,517
                                      ----------           -----------
                                      $2,379,469           $ 3,343,333
                                      ==========           ===========


In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority has issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (the "Trust Indenture"). The bonds were issued under and secured by a Trust Indenture between the Authority and a bank, as trustee. A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted to future plant and equipment needs of the Company as specified in the Agreement. The Agreement requires the Company to repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. Such payments will be deposited into an interest-bearing debt service money market account. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30,

2003 was 1.2%. The Company has an option to convert the bonds to a fixed rate of interest under certain conditions. At June 30, 2003, the Company has $3,097,802 outstanding on the Authority loan, of which $718,333 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority loan and a portion of the related accrued interest. At June 30, 2003, no portion of the letter of credit has been utilized.

In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and a bank, as trustee (the "Trust Indenture (Taxable)"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to the principal shareholder of the Company and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture (Taxable) required the Company to repay the bonds through installment payments beginning in May 2000 and continuing through May 2003, the year the bonds matured.

Annual repayments of debt, including sinking fund requirements, as of June 30, 2003 are as follows:





YEAR ENDING                          AMOUNTS PAYABLE
JUNE 30,                             TO INSTITUTIONS
2004                                   $   718,333
2005                                       706,667
2006                                       678,333
2007                                       300,000
2008                                       108,333
Thereafter                                 586,136
                                       -----------
                                       $ 3,097,802
                                       ===========


6.    LINE OF CREDIT PAYABLE TO SHAREHOLDER

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

The Company had a $4,250,000 revolving line of credit from a shareholder who is also the Chairman of the Board ("Shareholder Line of Credit"). The maturity date on the Shareholder Line of Credit was December 1, 2002. The Company did not renew this line of credit because the cash available from its current and prospective loan agreements, and the cash generated from its operations were estimated to be sufficient to support the Company's anticipated growth, in terms of cash requirements. At June 30, 2002, the Company had no amount outstanding and $4,250,000 available under this line of credit.

The interest rate on the line of credit was the prime rate published by Michigan National Bank plus 1% per annum. Interest expense during the years ended June 30, 2003 and 2002 was approximately $0, and $131,245, respectively. Accrued interest at June 30, 2003 and June 30, 2002 was $0. The line of credit was collateralized by substantially all Company assets, and was subordinated to the bank letters of credit and line of credit.



7.    INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30.



                                            2003              2002
Current Income Taxes                     $7,173,350       $ 3,260,896
Deferred Income Taxes                       161,390           723,239
                                         ----------       -----------
                                         $7,334,740       $ 3,984,135
                                         ==========       ===========




A reconciliation of the differences between the effective rates and statutory rates is as follows:




                                                      2003         2002
Federal income tax at statutory rate                  35.0%        34.0%
State and local income tax, net                        6.5%         3.1%
Other                                                 -2.9%        -1.5%
                                                      -----        -----
Income taxes expense/(benefit)                        38.6%        35.6%
                                                      =====        =====


The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating loss carryforwards and accumulated depreciation. As of June 30, 2003, the Company has utilized all of its available federal net operating loss carryforwards of approximately $2,457,000. A deferred tax liability is recorded for the future liability created by different depreciation methods for financial statement and tax return purposes. As of June 30, 2003 and 2002, temporary differences which give rise to deferred tax assets and liabilities are as follows:


                                                                    2003               2002
Deferred tax assets:
  Accrued expenses                                               $   30,077         $   38,370
  Reserves for Accounts Receivable and Inventory                    539,781            261,998
                                                                 ----------         ----------

                                                                    569,858            300,368
Valuation allowance                                                     -                 -
                                                                 ----------         ----------

           Total                                                    569,858            300,368

Deferred tax liability - Accumulated Depreciation on
   Property, Plant and Equipment                                  1,112,369            681,489
                                                                 -----------------------------

Net deferred tax liability                                       $ (542,511)        $ (381,121)
                                                                 ==========         ==========


8.    STOCK OPTIONS

In Fiscal 1993, the Company adopted the 1993 Long-Term Incentive Plan (the "1993 Plan"). Pursuant to the 1993 Plan and its amendments, employees and non-employees of the Company may be granted stock options, which qualify as incentive stock options, as well as stock options which are nonqualified. The exercise price of the options granted were at least equal to the fair market value of the common stock on the date of grant. There were 2,000,000 shares originally reserved for under the 1993 Plan. Of this amount, options for 390,419 shares were granted, and were either exercised by the recipient, or are currently outstanding. Pursuant to the plan provisions, the 1993 Plan terminated on February 13, 2003. No additional shares were granted under this Plan after this date.

In February 2003, the Company adopted the 2003 Incentive Stock Option Plan (the "2003 Plan"). Pursuant to the 2003 Plan, employees and non-employees of the Company may be granted stock options which may qualify as incentive stock options, as well as stock options which are nonqualified. The exercise price of the incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price of nonqualified options may be above or below the fair market value of the common stock on the date of the grant. The options generally vest over a three-year period and expire no later than 10 years from the date of grant. There are 1,125,000 shares reserved for under the 2003 Plan. Of this amount, options for 40,815 shares were granted in Fiscal 2003, and were either exercised by the recipient, or are currently outstanding. Options for 1,084,185 shares remain available for grants under the Plan.

A summary of the status of the combined options for both the 1993 Plan and the 2003 Plan, as of June 30, 2003 and 2002, and the changes during the years then ended is represented below:



                                                    2003                            2002
                                          -----------------------------   -----------------------------
                                                        WEIGHTED AVG.                   WEIGHTED AVG.
                                                          EXERCISE                        EXERCISE
                                             SHARES         PRICE            SHARES         PRICE
Outstanding, beginning of year               151,860       $ 0.94            226,875       $ 0.73
Granted                                      398,820         7.82             15,000         2.30
Exercised                                   (131,709)        1.26            (85,014)        0.63
Terminated                                    (9,250)        3.74             (5,001)        0.53
                                            --------                        --------

Outstanding, end of year                     409,721       $ 7.47            151,860       $ 0.94
                                            ========       ======           ========       ======
Options exercisable at year-end               98,025       $ 6.82             95,933       $ 0.77
                                            ========       ======           ========       ======

Weighted average fair value of options
   granted during the year                                 $ 7.82                          $ 2.30
                                                           ======                          ======


Note: The number of shares and the prices per share in the above table have been adjusted proportionately, based on the Company's 3 for 2 stock split in February 2003.



               OPTIONS OUTSTANDING AT JUNE 30, 2003      OPTIONS EXERCISABLE AT JUNE 30, 2003
              ---------------------------------------   ---------------------------------------
EXERCISE            # OF           AVERAGE   AVERAGE           # OF       AVERAGE  AVERAGE
PRICE              SHARES            LIFE     PRICE           SHARES        LIFE    PRICE
$0.75                   15,525        6.4     $ 0.75           15,525        6.4    $ 0.75
$2.30                   10,001        8.5     $ 2.30                0        8.5    $ 2.30
$4.63                   50,625        9.0     $ 4.63                0        9.0    $ 4.63
$7.97                  292,755        9.3     $ 7.97           82,500        9.3    $ 7.97
$11.27                  40,815        9.7     $11.27                0        9.7    $11.27
              -----------------                         --------------
                       409,721                                 98,025
              =================                         ==============



The fair value of the options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants during the years ended June 30, 2003 and 2002: risk-free interest rates ranging from 3.89% to 5.15%, expected volatility of 79.1% and 70.6%, dividend yield of 0%, and expected life of 10 years.


The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.123 had been applied. This disclosure is presented in Note 2.



9.    EMPLOYEE STOCK PURCHASE PLAN

In February 2003, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"). Employees eligible to participate in the ESPP may purchase shares of the Company's stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1,125,000 shares (adjusted for the Company's 3 for 2 stock split in February 2003) of the Company's common stock for issuance under the ESPP. As of June 30, 2003, no shares have been issued under the ESPP. As of June 30, 2003, employees participating in the ESPP have been granted options to purchase 2,218 shares.


10.   EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) plan (the "Plan") covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to each employee's contribution, but not to exceed 3% of the employee's compensation for the Plan year. Contributions to the Plan during the years ended June 30, 2003 and 2002 were $103,077 and $86,222, respectively.


11.   CONTINGENCIES

The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the years ended June 30, 2003 and 2002.

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



12.   COMMITMENTS

         In January 1997, the Company entered into an operating lease for additional space at 500 State Road, in Bensalem, Pennsylvania. Currently, this leased facility houses the shipping and receiving department, warehousing, and the research and development laboratory. The lease was extended through April 30, 2004. On July 1, 2003, the Company entered into another lease for a 62,000 square foot facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania, approximately 1 mile from the Company's headquarters. The lease expires on November 30, 2003; and the Company has the contractual right and option to purchase the facility at any time during the lease term. The Company currently expects to exercise this purchase option prior to the lease termination date of November 30, 2003. The purchase price of this facility is included in the Company's estimate of $9.3 million in capital expenditures in Fiscal 2004 (See LIQUIDITY AND CAPITAL RESOURCES). Prior to the expiration of the lease term at 500 State Road, the Company is planning to move all operations currently performed at 500 State Road to 9001 Torresdale Avenue. In addition to the laboratory research, warehousing and distribution operations currently performed at 500 State Road, other operational functions may be moved from the Company headquarters to 9001 Torresdale Avenue. This move will occur gradually, and will allow the Company to maximize its FDA approved production facility at 9000 State Road for production output. In addition to these two facility leases, the Company also has an operating lease, expiring in 2005, for office equipment. Future minimum lease payments under these agreements are as follows:




YEAR ENDING JUNE 30,                          AMOUNT
2004                                          248,382
2005                                           11,935
                                            ---------
                                            $ 260,317
                                            =========


Rental expense for the years ended June 30, 2003 and 2002 was $138,000 and $124,000, respectively.


13.   RELATED PARTY TRANSACTIONS

The Company had sales of approximately $348,000 and $174,000 during the years ended June 30, 2003 and 2002, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of approximately $68,000 and $221,000 during the years ended June 30, 2003 and 2002, respectively. Accounts receivable includes amounts due from the related party of approximately $95,000 and $59,000 at June 30, 2003 and June 30, 2002, respectively. Accrued expenses include amounts due to the related party of approximately $0 and $8,000 at June 30, 2003 and June 30, 2002, respectively.

                              LANNETT COMPANY, INC.
            SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Lannett's unaudited quarterly consolidated results of operations, and market price information are shown below:





                                    FOURTH           THIRD           SECOND          FIRST
                                    QUARTER         QUARTER         QUARTER         QUARTER
FISCAL 2003
Net Sales                         $ 12,157,035    $ 11,019,906    $ 10,183,161    $  9,126,656
Cost of goods sold                   4,479,690       3,976,519       3,965,474       3,836,110
                                  ------------    ------------    ------------    ------------
     Gross Profit                    7,677,345       7,043,387       6,217,687       5,290,546
Other Operating Expenses             2,020,151       1,750,420       1,791,829       1,350,336
                                  ------------    ------------    ------------    ------------
Operating Income                     5,657,194       5,292,967       4,425,858       3,940,210
Other Income/(Expense)                (154,087)       (123,253)        (13,321)        (23,940)
Income Taxes                         2,406,418       1,914,081       1,649,624       1,364,617
                                  ------------    ------------    ------------    ------------
Net Income                           3,096,689       3,255,633       2,762,913       2,551,653
                                  ============    ============    ============    ============
     Basic earnings per share     $       0.15    $       0.16    $       0.14    $       0.13
                                  ============    ============    ============    ============
     Diluted Earnings per share   $       0.15    $       0.16    $       0.14    $       0.13
                                  ============    ============    ============    ============
Market Price per share
     High                         $      23.44    $      15.52    $      13.97    $       7.41
                                  ============    ============    ============    ============
     Low                          $      11.36    $      11.05    $       5.67    $       4.63
                                  ============    ============    ============    ============


FISCAL 2002
Net Sales                         $  7,023,812    $  8,638,229    $  5,391,341    $  4,072,832
Cost of goods sold                   2,593,663       2,075,856       2,236,715       1,546,444
                                  ------------    ------------    ------------    ------------
     Gross Profit                    4,430,149       6,562,373       3,154,626       2,526,388
Other Operating Expenses             1,275,188       1,623,557       1,136,340       1,012,108
                                  ------------    ------------    ------------    ------------
Operating Income                     3,154,961       4,938,816       2,018,286       1,514,280
Other Income/(Expense)                (220,166)        (32,252)        (84,404)       (109,395)
Income Taxes                           952,854       1,862,281         677,290         491,710
                                  ------------    ------------    ------------    ------------
Net Income                           1,981,941       3,044,283       1,256,592         913,175
                                  ============    ============    ============    ============
     Basic earnings per share     $       0.10    $       0.15    $       0.06    $       0.05
                                  ============    ============    ============    ============
     Diluted Earnings per share   $       0.10    $       0.15    $       0.06    $       0.05
                                  ============    ============    ============    ============
Market Price per share
     High                         $       8.00    $       3.77    $       2.69    $       1.33
                                  ============    ============    ============    ============
     Low                          $       3.50    $       2.13    $       1.13    $       0.69
                                  ------------    ------------    ------------    ------------

                                  EXHIBIT INDEX


          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
            3.1              Articles of Incorporation          Incorporated by reference to the Proxy Statement   -
                                                                filed with respect to the Annual Meeting of
                                                                Shareholders held on December 6, 1991 (the "1991
                                                                Proxy Statement").

            3.2              By-Laws, as amended                Incorporated by reference to the 1991 Proxy        -
                                                                Statement.

             4               Specimen Certificate for Common    Incorporated by reference to Exhibit 4(a) to       -
                             Stock                              Form 8 dated April 23, 1993 (Amendment No. 3 to
                                                                Form 10-KSB for Fiscal 1992) ("Form 8")

           10.1              Line of Credit Note dated March    Incorporated by reference to Exhibit 10(ad) to     -
                             11, 1999                           the Annual Report on 1999 Form 10-KSB

           10.2              Taxable Variable Rate              Incorporated by reference to Exhibit 10(ae) to     -
                             Demand/Fixed Rate Revenue Bonds,   the Annual Report on 1999 Form 10-KSB
                             Series of 1999

           10.3              Philadelphia Authority for         Incorporated by reference to Exhibit 10(af) to     -
                             Industrial Development             the Annual Report on 1999 Form 10-KSB
                             Tax-Exempt Variable Rate
                             Demand/Fixed Revenue Bonds
                             (Lannett Company, Inc. Project)
                             Series of 1999

           10.4              Letter of Credit and Agreements    Incorporated by reference to Exhibit 10(ag) to     -
                             supporting bond issues             the Annual Report on 1999 Form 10-KSB

           10.5              2003 Stock Option Plan             Incorporated by reference to the Proxy Statement   -
                                                                for Fiscal Year Ending June 30, 2002

           10.6              Terms of Employment Agreement      Filed Herewith                                     54-55
                             with Kevin Smith

           10.7              Terms of Employment Agreement      Filed Herewith                                     56-57
                             with Arthur Bedrosian


          Exhibit
          Number             Description                        Method of Filing                                   Page
          ------             -----------                        ----------------                                   ----
           10.8              Terms of Employment Agreement      Filed Herewith                                     58
                             with Larry Dalesendro

            11               Computation of Earnings Per Share  Filed Herewith                                     59

            13               Annual Report on Form 10-KSB       Filed Herewith within the Form 10-KSB              29-51

            21               Subsidiaries of the Company        Filed Herewith                                     60

           31.1              Certification of Chief Executive   Filed Herewith                                     61-62
                             Officer Pursuant to Section 302
                             of the Sarbanes-Oxley Act of 2002

           31.2              Certification of Chief Financial   Filed Herewith                                     63-64
                             Officer Pursuant to Section 302
                             of the Sarbanes-Oxley Act of 2002

            32               Certifications of Chief            Filed Herewith                                     65
                             Executive Officer and Chief
                             Financial Officer Pursuant to
                             Section 906 of the
                             Sarbanes-Oxley Act of 2002
