Form 10-Q
period 2003-09-30
LANNETT CO INC
filed 2003-11-13
CIK 57725

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.





[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ____________.


                           COMMISSION FILE NO. 0-9036




                              LANNETT COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




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

                     YES   X                         NO
                         -----                          -----

As of October 20, 2003, there were 20,050,144 shares of the issuer's common stock, $.001 par value, outstanding.




                                                              Page 1 of 26 pages
                                                        Exhibit Index on Page 19

================================================================================

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                       Consolidated Balance Sheets as of
                       September 30, 2003 (unaudited) and
                       June 30, 2003..............................................................................3

                       Consolidated Statements of Income (unaudited)
                       for the three months ended September 30, 2003
                       and 2002...................................................................................4

                       Consolidated Statements of Cash Flows (unaudited)
                       for the three months ended September 30, 2003
                       and 2002...................................................................................5

                       Notes to Consolidated Financial
                       Statements (unaudited).................................................................6 - 9

         ITEM 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..............................................................................10 -- 14


         ITEM 4.   Controls and Procedures.......................................................................15


PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings..........................................................................16-17

         ITEM 2.   Changes in Securities and Use of Proceeds.....................................................17

         ITEM 3.   Defaults upon Senior Securities...............................................................17

         ITEM 4.   Submission of Matters to a Vote of Security Holders...........................................17

         ITEM 5.   Other Information.............................................................................17

         ITEM 6.   Exhibits and Reports on Form 8-K..............................................................17

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       (UNAUDITED)
ASSETS                                                                                   9/30/03         6/30/03
------                                                                                   -------         -------
CURRENT ASSETS:
         Cash                                                                         $  8,951,688    $  3,528,511
         Trade accounts receivable (net of allowances of $55,000 and $128,000)           6,295,550       8,516,481
         Inventories                                                                     9,940,835       8,175,798
         Prepaid expenses                                                                  455,015         367,400
         Deferred tax asset                                                                569,858         569,858
                                                                                      ------------    ------------

                  Total current assets                                                  26,212,946      21,158,048
                                                                                      ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                                                           13,077,720      11,885,728
Less accumulated depreciation                                                           (4,733,632)     (4,477,928)
                                                                                      ------------    ------------

                                                                                         8,344,088       7,407,800
                                                                                      ------------    ------------

OTHER ASSETS                                                                               420,909         496,696
                                                                                      ------------    ------------


                  Total assets                                                        $ 34,977,943    $ 29,062,544
                                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                                            $    718,333    $    718,333
         Accounts payable                                                                1,353,156       2,664,616
         Accrued expenses                                                                2,039,881         526,430
         Income taxes payable                                                            2,440,408          63,617
                                                                                      ------------    ------------

                  Total current liabilities                                              6,551,778       3,972,996
                                                                                      ------------    ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                     2,176,462       2,379,469
                                                                                      ------------    ------------

DEFERRED TAX LIABILITY                                                                   1,112,369       1,112,369
                                                                                      ------------    ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock -
         authorized 50,000,000 shares par value $.001:
             issued and outstanding, 20,043,189 and 20,025,871 shares, respectively         20,043          20,026
         Additional paid-in capital                                                      2,641,299       2,526,077
         Retained earnings                                                              22,475,992      19,051,607
                                                                                      ------------    ------------
                  Total shareholders' equity                                            25,137,334      21,597,710
                                                                                      ------------    ------------

                  Total liabilities and shareholders' equity                          $ 34,977,943    $ 29,062,544
                                                                                      ============    ============


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                            FOR THE THREE MONTHS ENDED
                                            --------------------------
                                              9/30/03        9/30/02
                                              -------        -------
NET SALES                                  $ 13,221,786    $  9,126,656
COST OF SALES                                 4,797,253       3,836,110
                                           ------------    ------------

                  Gross profit                8,424,533       5,290,546

RESEARCH AND DEVELOPMENT EXPENSES               886,440         456,811
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES              1,726,592         893,525
                                           ------------    ------------

                  Operating profit            5,811,501       3,940,210
                                           ------------    ------------

OTHER EXPENSE:
Interest expense, net of interest income         (8,116)        (23,940)
                                           ------------    ------------
                                                 (8,116)        (23,940)
                                           ------------    ------------
NET INCOME BEFORE TAXES                       5,803,385       3,916,270
                                           ------------    ------------

INCOME TAXES                                  2,379,000       1,364,617
                                           ------------    ------------

NET INCOME                                 $  3,424,385    $  2,551,653
                                           ============    ============


BASIC INCOME PER SHARE                     $       0.17    $       0.13
                                           ============    ============

DILUTED INCOME PER SHARE                   $       0.17    $       0.13
                                           ============    ============

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                             20,043,189      19,905,904
                                           ============    ============

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                             20,267,518      20,038,881
                                           ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                      --------------------------
                                                                        9/30/03         9/30/02
                                                                        -------         -------
OPERATING ACTIVITIES:
    Net income                                                       $  3,424,385    $  2,551,653
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                      258,056         258,474
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                        2,220,931        (942,978)
       Inventories                                                     (1,765,037)        (57,601)
       Prepaid expenses and other assets                                  (87,615)       (137,136)
       Accounts payable                                                 1,311,460         525,173
       Accrued expenses                                                 1,513,451          35,291
       Income taxes payable                                             2,376,791         914,021
                                                                     ------------    ------------

              Net cash provided by operating activities                 6,629,502       3,146,897
                                                                     ------------    ------------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                         (1,118,557)       (583,862)
    Deposits paid on machinery and equipment not placed in service              -        (241,568)
                                                                     ------------    ------------

       Net cash used in investing activities                           (1,118,557)       (825,430)
                                                                     ------------    ------------

FINANCING ACTIVITIES:
    Net repayments under line of credit                                         -        (202,688)
    Repayments of debt                                                   (203,007)       (244,125)
    Proceeds from issuance of stock                                       115,239           8,658
                                                                     ------------    ------------

    Net cash used in financing activities                                 (87,768)       (438,155)
                                                                     ------------    ------------

NET INCREASE IN CASH                                                    5,423,177       1,883,312

CASH, BEGINNING OF PERIOD                                               3,528,511               -
                                                                     ------------    ------------

CASH, END OF PERIOD                                                  $  8,951,688    $  1,883,312
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                      $      8,639    $     23,940
    Income taxes paid during period                                  $      2,209    $    450,596

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., its inactive wholly owned subsidiary, Astrochem Corporation and its wholly owned subsidiary, Lannett Holdings, Inc. All intercompany accounts and transactions have been eliminated.

  STOCK OPTIONS - At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.
  148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                      2003                    2002
Net income, as reported                           $ 3,424,385             $ 2,551,653
Deduct: Total compensation expense
   determined under fair value-based
   method for all stock awards                       (211,197)               (130,882)
Add: Tax savings at effective rate                     86,591                  45,809
                                                  -----------             -----------
Pro forma net income                                3,299,779               2,466,580
                                                  ===========             ===========
Earnings per share:
   Basic, as reported                             $      0.17             $      0.13
                                                  ===========             ===========
   Basic, pro forma                               $      0.16             $      0.12
                                                  ===========             ===========
   Diluted, as reported                           $      0.17             $      0.13
                                                  ===========             ===========
   Diluted, pro forma                             $      0.16             $      0.12
                                                  ===========             ===========

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2003 and 2002: expected volatility of 96.2% and 79.2%; risk-free interest rate of 4.47% for both quarters; and expected lives of 10 years.

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

The results of operations for the three months ended September 30, 2003 and 2002 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

NOTE 2.  NEW ACCOUNTING STANDARDS


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

In January 2002, the FASB issued FASB Interpretation 46 (FIN 46),Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2002, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2002. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not historically issued guarantees and, as such, the adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 had been adopted by the Company during the quarter ended March 31, 2003. See Note 1.

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


SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE 3. INVENTORIES

    Inventories consist of the following:

                     September 30,     June 30,
                         2003            2003
                     ------------   ------------
                      (unaudited)
Raw materials        $  4,221,011   $  2,625,463
Work-in-process         1,083,241        992,330
Finished goods          4,416,328      4,363,432
Packaging supplies        220,255        194,573
                     ------------   ------------
                     $  9,940,835   $  8,175,798
                     ============   ============

NOTE 4. INCOME TAXES

     The provision for federal and state income taxes for the three months ended September 30, 2003 and 2002 was $2,379,000 and $1,364,617, respectively.


NOTE 5. EARNINGS PER SHARE


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

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                2003                               2002
                                     ----------------------------      -----------------------------
                                     NET INCOME        SHARES          NET INCOME         SHARES
                                     (NUMERATOR)    (DENOMINATOR)      (NUMERATOR)     (DENOMINATOR)

Basic earnings per share factors     $3,424,385       20,040,102       $2,551,653       19,905,904

Effect of dilutive stock options                         227,416                           132,977
                                     ----------       ----------       ----------       ----------

Diluted earnings per share factors   $3,424,385       20,267,518       $2,551,653       20,038,881
                                     ==========       ==========       ==========       ==========

Basic earnings per share             $     0.17                        $     0.13
Diluted earnings per share           $     0.17                        $     0.13

The number of shares in the prior period have been adjusted for the Company's 3 for 2 stock split in February 2003.


7,500 anti-dilutive weighted average shares have been excluded in the computation of diluted EPS for the three months ended September 30, 2003 because the options' exercise price is greater than the average market price of the common stock. No such shares were excluded in the computation of diluted EPS for the three months ended September 30, 2002.

NOTE 6. RELATED PARTY TRANSACTIONS

     The Company had sales of approximately $138,000 and $27,000 during the three months ended September 30, 2003 and 2002, respectively, to a distributor (the "related party") in which the owner is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of $0 and approximately $65,000 during the three months ended September 30, 2003 and 2002, respectively. Accounts receivable includes amounts due from the related party of approximately $114,000 and $95,000 at September 30, 2003 and June 30, 2003, respectively. In the Company's opinion, the terms of these transactions were not more favorable than would have been from a non-related party.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.



INTRODUCTION

         The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

         In addition to historical information, this Form 10-Q contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-KSB filed by the Corporation in Fiscal 2003, and any Current Reports on Form 8-K filed by the corporation.

         In addition to the risks and uncertainties posed generally by the generic drug industry, the Company faces the following risks and uncertainties:

     -   competition from other manufacturers of generic drugs;

     - potential declines in revenues and profits from individual generic pharmaceutical products due to competitors' introductions of their own generic equivalents;

     - new products or treatments by other manufacturers that could render the Company's products obsolete;

     - the value of the Company's common stock has fluctuated widely in the past, which could lead to investment losses for shareholders;

     - intense regulation by government agencies may delay the Company's efforts to commercialize new drug products; and

     - dependence on third parties to supply raw materials and certain finished goods inventory; any failure to obtain a sufficient supply of raw materials from these suppliers could materially and adversely affect the Company's business.

         Because of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially adversely affect the business, financial condition, operating results and the Company's stock price.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are more fully described in
Note 1 to the consolidated financial statements included in this Quarterly Report and in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information received from customers and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our critical accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-KSB for the year ended June 30, 2003. The Company has reviewed and determined that those policies remain the Company's critical accounting policies for the three months ended September 30, 2003. The Company did not make any changes in those policies during the period.

         RESULTS OF OPERATIONS --THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002.

         Net sales increased by 45% from $9,126,656 for the three months ended September 30, 2002 ("First Quarter Fiscal 2003") to $13,221,786 for the three months ended September 30, 2003 ("First Quarter Fiscal 2004"). Sales increased as a result of additions to the Company's prescription line of products, including Digoxin tablets, first marketed in September 2002, Levothyroxine Sodium tablets, first marketed in April 2003 and Unithroid tablets, first marketed in August 2003. Additionally, sales of a portion of the Company's previously marketed products increased due to new customer accounts, increased unit sales, and increased unit revenues. The increase in sales of a portion of the Company's products was partially offset by a decrease in sales of certain other products, including butalbital, aspirin and caffeine capsules, pseudoephedrine hydrochloride tablets and guaifenesin/ephedrine hydrochloride tablets, due to increased competition for these products.

         Cost of sales increased by 25% from $3,836,110 for the First Quarter Fiscal 2003 to $4,797,253 for the First Quarter Fiscal 2004. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefit expenses, and depreciation expense. Gross profit margins for First Quarter Fiscal 2004 and First Quarter Fiscal 2003 were 64% and 58%, respectively. The increase in the gross profit percentage is due to improved average profit margins for the product sales mix, and increased absorption of fixed overhead costs as a result of increased production output.

         Research and development ("R&D") expenses increased by 94% from $456,811 for the First Quarter Fiscal 2003 to $886,440 for the First Quarter Fiscal 2004. This increase is a result of an increase in the number of chemists in the R&D laboratory and the related payroll and benefits expenses, and an increase in costs related to clinical testing fees for new product bioequivalence tests.

         Selling, general and administrative expenses increased by 93% from $893,525 for the First Quarter Fiscal 2003 to $1,726,592 for the First Quarter Fiscal 2004. This increase is a result of an increase in the following expenses: payroll and benefits, consulting services, travel and entertainment expenses, investor relations expenses, and advertising. These increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales. These increases were partially offset by a decrease in commissions expense to outside sales representatives. In Fiscal 2002, the Company created its own internal sales and marketing department, replacing the service previously performed by outside sales brokers.

         As a result of the foregoing, the Company increased its operating profit from $3,940,210 in First Quarter Fiscal 2003 to $5,811,501 in First Quarter Fiscal 2004.

         The Company's net interest expense decreased from $23,940 for the First Quarter Fiscal 2003 to $8,116 for the First Quarter Fiscal 2004 as a result of principal repayments and reduced interest rates along with increased interest income with higher cash balances. See Liquidity and Capital Resources below.

         The Company's income tax expense increased from $1,364,617 in First Quarter Fiscal 2003 to $2,379,000 in First Quarter Fiscal 2004 as a result of the increase in net income before taxes.

         The Company reported net income of $3,424,385 in First Quarter Fiscal 2004, or $0.17 basic and diluted income per share, compared to net income of $2,551,653 in First Quarter Fiscal 2003, or $0.13 basic and diluted income per share.



LIQUIDITY AND CAPITAL RESOURCES --


         Net cash provided by operating activities of $6,629,502 for First Quarter Fiscal 2004 was attributable to net income of $3,424,385, as adjusted for the effects of non-cash items of $258,056 and net changes in operating assets and liabilities totaling $2,947,061. Significant changes in operating assets and liabilities are comprised of:

         1. a decrease in accounts receivable of $2,220,931 due to an improvement in timely collections, and the launch of the Company's new product sales campaign for Levothyroxine Sodium tablets in April 2003. Typically, when a new product is offered, customers are given incentive credit opportunities, including price discounts and extended dating on invoices. The purposes of these incentive programs are to motivate the customers to stock and sell the Company's new product, increase the distribution network and expose consumers to the product's availability. The Company's initial sales campaign and the related customer incentive programs had the effect of increasing the overall accounts receivable balance at June 30, 2003, compared to the balance in accounts receivable at September 30, 2003;

         2. an increase in inventories of $1,765,037 due to an increase in raw materials, work-in-process and finished goods inventory. Due to the Company's sales growth and the increase in the quantity of new products under development, additional investments were made in raw material and finished goods inventory. It is the Company's goal to stock an adequate inventory of finished goods and raw materials. Such a strategy will allow the Company to minimize stock-outs and back-orders, and to provide a high level of customer order fulfillment. Additionally, the Company has increased its inventory carrying amounts of certain raw materials and finished products to ensure supply continuity;

         3. a decrease in accounts payable of $1,311,460 due to the payment of invoices for certain finished goods inventory received in the last quarter of Fiscal 2003. In April 2003, the Company launched its sales campaign for Levothyroxine Sodium tablets. Due to the timing of the Company's receipt of finished goods inventory related to this new product launch and extended credit payment terms for initial stocking orders, the Company's accounts payable balance at June 30, 2003 included a significant amount due to the supplier of Levothyroxine sodium tablets. These invoices were paid in the First Quarter Fiscal 2004, thereby decreasing the overall accounts payable balance;

         4. an increase in accrued expenses of 1,513,451 due to the accrual of certain incentive compensation costs, and a general increase in operating expenses

         5. an increase in income taxes payable of $2,376,791 due to higher taxable income and the accrual of the related income taxes, which will be paid when the Company's quarterly estimated tax payments and/or annual income tax returns or extension payments are due.

         The net cash used in investing activities of $1,118,557 for First Quarter Fiscal 2004 was attributable to purchases of equipment and payments for building additions. The Company's anticipated budget for capital expenditures in Fiscal 2004 is just under $10 million. The anticipated capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to expected higher sales levels. Included in this capital expenditure forecast is a new facility. On July 1, 2003, the Company entered into a lease for a 62,000 square foot facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania, approximately 1 mile from the Company's headquarters. The lease expires on November 30, 2003; and the Company has the contractual right and option to purchase the facility at any time during the lease term. The purchase price for the facility is $1.9 million. The Company currently expects to exercise this purchase option prior to the lease termination date of November 30, 2003. Prior to the expiration of the lease term at 500 State Road, the Company is planning to move all operations currently performed at 500 State Road to 9001 Torresdale Avenue. In addition to the laboratory research, warehousing and distribution operations currently performed at 500 State Road, other operational functions may be moved from the Company headquarters to 9001 Torresdale Avenue. This move will occur gradually, and will allow the Company to maximize its FDA approved production facility at 9000 State Road for production output. As of September 30, 2003, none of the financing proceeds received from the bonds issued during Fiscal 1999 were available for future capital expenditures. However approximately $258,000 was paid by the Company prior to September 30, 2003 as a deposit for the new facility on Torresdale Avenue. This balance is included in Other Assets, as a long-term asset, at September 30, 2003.


         In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At September 30, 2003, the Company has $2,894,795 outstanding on the Authority loan, of which $718,333 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2003, no portion of the letter of credit has been utilized.


         The Company has a $3,000,000 line of credit from a bank. The line of credit was renewed and extended to November 30, 2003, at which time the Company expects to renew and extend the due date. At September 30,

2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all Company assets. Further, the line of credit and a related letter of credit contain certain financial covenants.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and line of credit as of September 30, 2003, are sufficient to finance its level of operations and currently anticipated capital expenditures. However, to benefit from the low interest rates in the current financial markets, the Company is planning to finance some or all of the capital expenditures in Fiscal 2004.

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

ITEM 4 CONTROLS AND PROCEDURES

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

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the three months ended September 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

         A claim of discrimination has been filed against the Company with the EEOC and the PHRC. The Company was notified of the complaint in June 2001. The Company has filed an answer with the EEOC denying the allegations. The EEOC has made a determination that the complaint against the Company should be dismissed because the facts do not establish probable cause of the allegations of discrimination. The PHRC has also closed its file in this matter. At this time, management is unable to estimate a range of loss, if any, related to this action. Management believes that the outcome of this claim will not have a material adverse impact on the financial position or results of operations of the Company.

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

         NONE


ITEM 5. OTHER INFORMATION

         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

    (b) On August 25, 2003, the Company filed a Form 8-K disclosing in Item 9 thereof and including as an exhibit the press release announcing its results of operations for the fourth quarter ended and the fiscal year ended June 30, 2003.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LANNETT COMPANY, INC.



Dated: November 11, 2003        By:    /s/ Larry Dalesandro
                                       --------------------
                                       Larry Dalesandro
                                       Chief Financial Officer


                                By:    /s/ William Farber
                                       ------------------
                                       William Farber
                                       Chairman of the Board and Chief Executive
                                       Officer

  EXHIBIT INDEX
        3.1              Articles of Incorporation          Incorporated by reference to the Proxy Statement   -
                                                            filed with respect to the Annual Meeting of
                                                            Shareholders held on December 6, 1991 (the "1991
                                                            Proxy Statement").

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

       10.4              Letter of Credit and Agreements    Incorporated by reference to Exhibit 10(ag) to     -
                         supporting bond issues             the Annual Report on 1999 Form 10-KSB

       10.5              2003 Stock Option Plan             Incorporated by reference to the Proxy Statement   -
                                                            for Fiscal Year Ending June 30, 2002

       10.6              Terms of Employment Agreement      Incorporated by reference to the Annual Report     -
                         with Kevin Smith                   on Form 10-KSB for Fiscal Year Ending June 30,
                                                            2003

       10.7              Terms of Employment Agreement      Incorporated by reference to the Annual Report     -
                         with Arthur                        on Form 10-KSB for Fiscal Year

                         Bedrosian                          Ending June 30, 2003

       10.8              Terms of Employment Agreement      Incorporated by reference to the Annual Report     -
                         with Larry Dalesandro              on Form 10-KSB for Fiscal Year Ending June 30,
                                                            2003

        11               Computation of Per Share Earnings  Filed Herewith                                     22

        13               Annual Report on Form 10-KSB       Incorporated by reference to the Annual Report     -
                                                            on Form 10-KSB for Fiscal Year Ending June 30,
                                                            2003

        21               Subsidiaries of the Company        Incorporated by reference to the Annual Report     -
                                                            on Form 10-KSB for Fiscal Year Ending June 30,
                                                            2003

       31.1              Certification of Chief Executive   Filed Herewith                                     23-24
                         Officer Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002

       31.2              Certification of Chief Financial   Filed Herewith                                     25-26
                         Officer Pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002

        32               Certifications of Chief            Filed Herewith                                     27
                         Executive Officer and Chief
                         Financial Officer Pursuant to
                         Section 906 of the
                         Sarbanes-Oxley Act of 2002