Form 10-Q
period 2003-12-31
LANNETT CO INC
filed 2004-02-13
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.



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

As of February 4, 2004, there were 20,058,379 shares of the issuer's common stock, $.001 par value, outstanding.



                                                              Page 1 of 31 pages
                                                        Exhibit Index on Page 23

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

                 Consolidated Balance Sheets as of
                 December 31, 2003 (unaudited) and
                 June 30, 2003.................................................3

                 Consolidated Statements of Income (unaudited)
                 for the three and six months ended December 31, 2003
                 and 2002 .....................................................4

                 Consolidated Statements of Shareholders' Equity
                 at December 31, 2003 (unaudited) and June 30, 2003............5

                 Consolidated Statements of Cash Flows (unaudited)
                 for the six months ended December 31, 2003
                 and 2002 .....................................................6

                 Notes to Consolidated Financial
                 Statements (unaudited)...................................7 - 13

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................13 - 18

     ITEM 4. Controls and Procedures..........................................19


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................20

     ITEM 2. Changes in Securities and Use of Proceeds........................21

     ITEM 3. Defaults upon Senior Securities..................................21

     ITEM 4. Submission of Matters to a Vote of Security Holders..............21

     ITEM 5. Other Information................................................21

     ITEM 6. Exhibits and Reports on Form 8-K.................................21

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                (UNAUDITED)
ASSETS                                                                                           12/31/03           06/30/03
------                                                                                         ------------       ------------
CURRENT ASSETS:
         Cash                                                                                  $  8,026,183       $  3,528,511
         Trade accounts receivable (net of allowance of $94,000 and $128,000)                     8,348,396          8,516,481
         Inventories                                                                             10,777,090          8,175,798
         Prepaid expenses                                                                           737,760            367,400
         Deferred tax asset                                                                         569,858            569,858
                                                                                               ------------       ------------

                  Total current assets                                                           28,459,287         21,158,048
                                                                                               ------------       ------------

PROPERTY, PLANT AND EQUIPMENT                                                                    12,610,321         11,885,728
Less accumulated depreciation                                                                    (5,015,370)        (4,477,928)
                                                                                               ------------       ------------

                                                                                                  7,594,951          7,407,800
                                                                                               ------------       ------------
CONSTRUCTION IN PROGRESS                                                                          3,685,518                  -
                                                                                               ------------       ------------

OTHER ASSETS                                                                                        544,139            496,696
                                                                                               ------------       ------------


                  Total assets                                                                 $ 40,283,895       $ 29,062,544
                                                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
         Current portion of long-term debt                                                        1,110,071            718,333
         Accounts payable                                                                         1,804,994          2,664,616
         Accrued expenses                                                                           651,186            526,430
         Income taxes payable                                                                       511,972             63,617
                                                                                               ------------       ------------

                  Total current liabilities                                                       4,078,223          3,972,996
                                                                                               ------------       ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                              6,062,547          2,379,469
                                                                                               ------------       ------------

DEFERRED TAX LIABILITY                                                                            1,112,369          1,112,369
                                                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock -
         authorized 50,000,000 shares par value $.001;
             issued and outstanding, 20,050,585 shares and 20,025,871 shares, respectively           20,050             20,026
         Additional paid-in capital                                                               2,702,167          2,526,077
         Retained earnings                                                                       26,308,539         19,051,607
                                                                                               ------------       ------------
                  Total shareholders' equity                                                     29,030,756         21,597,710
                                                                                               ------------       ------------

                  Total liabilities and shareholders' equity                                   $ 40,283,895       $ 29,062,544
                                                                                               ============       ============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                      FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                     ----------------------------         ----------------------------
                                                       12/31/03        12/31/02             12/31/03        12/31/02
                                                     ------------    ------------         ------------    ------------


NET SALES                                            $ 16,573,601    $ 10,183,161         $ 29,795,387    $ 19,309,817
COST OF SALES                                           6,660,845       3,965,474           11,458,098       7,801,585
                                                     ------------    ------------         ------------    ------------

                  Gross profit                          9,912,756       6,217,687           18,337,289      11,508,232

RESEARCH AND DEVELOPMENT EXPENSES                       1,252,638         529,196            2,139,078         986,007
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                        2,176,608       1,262,633            3,903,200       2,156,158
                                                     ------------    ------------         ------------    ------------

                  Operating profit                      6,483,510       4,425,858           12,295,011       8,366,067
                                                     ------------    ------------         ------------    ------------

OTHER INCOME (EXPENSE):
Interest income (expense), net of interest income          10,404         (13,321)               2,288         (37,261)
                                                     ------------    ------------         ------------    ------------
                                                           10,404         (13,321)               2,288         (37,261)
                                                     ------------    ------------         ------------    ------------

INCOME BEFORE TAXES                                  $  6,493,914    $  4,412,537         $ 12,297,299    $  8,328,806

INCOME TAXES                                         $  2,661,367    $  1,649,624         $  5,040,367    $  3,014,241

NET INCOME                                           $  3,832,547    $  2,762,913         $  7,256,932    $  5,314,565
                                                     ============    ============         ============    ============


BASIC INCOME PER SHARE                               $       0.19    $       0.14         $       0.36    $       0.26

DILUTED INCOME PER SHARE                             $       0.19    $       0.14         $       0.36    $       0.26

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                       20,050,145      19,932,496           20,045,113      19,916,745

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                       20,275,985      20,123,376           20,272,425      20,108,671



       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)




                                                COMMON STOCK                ADDITIONAL           RETAINED      SHAREHOLDERS'
                                           --------------------              PAID-IN             EARNINGS          EQUITY
                                             SHARES        AMOUNT             CAPITAL

BALANCE, JUNE 30, 2003                     20,025,871     $ 20,026          $ 2,526,077        $ 19,051,607    $21,597,710

Exercise of stock options                      20,677           20              127,428                            127,448


Shares issued in connection                     4,037            4               48,662                             48,666
with employee stock option plan
Net Income                                                                                        7,256,932      7,256,932

                                           -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                 20,050,585     $ 20,050          $ 2,702,167        $ 26,308,539    $29,030,756
                                           ==========     ========          ===========        ============    ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED
                                                                             --------------------------
                                                                              12/31/03        12/31/02
                                                                             -----------    -----------

OPERATING ACTIVITIES:
    Net income                                                               $ 7,256,932    $ 5,314,565
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                             543,101        495,459
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                 168,085       (632,471)
       Inventories                                                            (2,601,292)    (1,368,184)
       Prepaid expenses and other assets                                        (370,360)      (375,024)
       Accounts payable                                                         (859,622)      (240,388)
       Accrued expenses                                                          124,756       (334,256)
       Income taxes payable                                                      448,355       (726,552)
                                                                             -----------    -----------

              Net cash provided by operating activities                        4,709,955      2,133,149
                                                                             -----------    -----------


INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                (4,463,213)      (793,612)
    Deposits paid on machinery or building additions not placed in service             -       (290,490)
                                                                             -----------    -----------

       Net cash used in investing activities                                  (4,463,213)    (1,084,102)
                                                                             -----------    -----------

FINANCING ACTIVITIES:
    Proceeds from debt financing                                               4,445,574              -
    Net repayments under line of credit                                                -       (202,688)
    Repayments of debt                                                          (370,758)      (425,198)
    Proceeds from issuance of stock                                              176,114         46,467
                                                                             -----------    -----------

    Net cash provided by (used in) financing activities                        4,250,930       (581,419)
                                                                             -----------    -----------

NET INCREASE IN CASH                                                           4,497,672        467,628

CASH, BEGINNING OF YEAR                                                        3,528,511              -
                                                                             -----------    -----------

CASH, END OF PERIOD                                                          $ 8,026,183    $   467,628
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                              $    14,510    $    37,261
    Income taxes paid during period                                          $ 4,592,012    $ 3,908,362


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

  STOCK OPTIONS - At December 31, 2003, the Company had two stock-based employee compensation plans. The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            ------------------                  ----------------
                                         12/31/03         12/31/02         12/31/03          12/31/02
                                         --------         --------         --------          --------

Net income, as reported               $   3,832,547    $   2,762,913    $   7,256,932    $   5,314,565
Deduct: Total compensation expense
 determined under fair value based
 method for all stock awards               (323,142)        (134,757)        (534,339)        (269,514)
Add:  Tax savings at effective rate         132,488           50,379          219,079           97,538
                                      ------------------------------    ------------------------------
Pro forma net income                      3,641,893        2,678,535        6,941,672        5,142,589
                                      ==============================    ==============================


Earnings per share:
Basic, as reported                    $         .19    $         .14    $         .36    $         .26
Basic, pro forma                      $         .18    $         .13    $         .35    $         .26
Diluted, as reported                  $         .19    $         .14    $         .36    $         .26
Diluted, pro forma                    $         .18    $         .13    $         .34    $         .26



NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2003 and 2002: expected volatility of 80.6% and 79.2%; risk-free interest rates ranging between 4.33% and 4.47% for 2003 and 4% and 4.47% for 2002, and expected lives of 10 years.

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

The results of operations for the three and six months ended December 31, 2003 and 2002 are not necessarily indicative of results for the full year.

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

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46),Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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


NOTE 3. INVENTORIES

    Inventories consist of the following:


                                               December 31,        June 30,
                                                   2003              2003
                                               -------------     ------------
                                                (unaudited)

       Raw materials                           $   3,718,344     $   2,625,463
       Work-in-process                               931,384           992,330
       Finished goods                              5,903,692         4,363,432
       Packaging supplies                            223,670           194,573
                                                ------------      ------------
                                               $  10,777,090     $   8,175,798
                                               =============     =============

The preceding amounts are net of inventory reserves of $440,065 and $235,246 at December 31, 2003 and June 30, 2003 respectively.

NOTE 4. LONG-TERM DEBT

Long-Term debt consists of the following

                                                December 31,       June 30,
                                                    2003             2003
                                                ------------     --------------
                                                (unaudited)

       Tax-exempt Bond Loan                     $  2,691,284     $   3,097,802
       Mortgage Loan                               2,700,000                 -
       Equipment Loan                                798,000                 -
       Construction Loan                             983,334                 -
                                                ------------     -------------
                                                $  7,172,618     $   3,097,802
       Less current portion                        1,110,071           718,333
                                                ------------     -------------

                                                $  6,062,547     $   2,379,469
                                                ============     =============


     In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At December 31, 2003, the Company has $2,691,284 outstanding on the Authority loan, of which $718,333 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 2003, no portion of the letter of credit has been utilized

     On November 26, 2003, the Company exercised its option to purchase the facility at 9001 Torresdale Avenue. The purchase price of the facility was approximately $1.9 million. The Company has entered into agreements (the "2003 Loan Financing") with a bank to finance the purchase of the building, the renovation and setup of the building, and the Company's other anticipated capital expenditures for Fiscal 2004, including the implementation of its new Enterprise Resource Planning (ERP) system, and a new fluid bed drying process center at its current manufacturing plant at 9000 State Road. The 2003 Loan Financing includes the following:

     1) A Mortgage Loan for $2.7 million, used to finance the purchase of the Torresdale Avenue facility, and certain renovations at the facility.
     2) An Equipment Loan for up to $6 million, which will be used to finance equipment, the ERP system implementation and other capital expenditures.
     3) A Construction Loan for $1 million, used to finance the construction and fit up of the fluid bed drying process center, which is adjacent to the Company's current manufacturing plant at 9000 State Road.

     From November 26, 2003 to the earlier of November 26, 2004 or the date that the Philadelphia Industrial Development Corporation lends the Company up to $1,250,000 as reimbursement for a portion of the acquisition cost of the facility (the "Conversion Date"), the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the

Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this mortgage loan, along with any accrued interest, shall be due no later than 15 years from the date of the Conversion Date. As of December 31, 2003, the Company has a principal balance of $2.7 million under the Mortgage Loan.

     The Equipment Loan is a non-revolving facility in which the Company will borrow the funds necessary to finance its capital expenditures. Under the Equipment Loan, the Company will request a bank to reimburse a portion of the cost incurred to acquire and setup the equipment. The amount advanced to the Company under the Equipment Loan is limited to no more than 80% of the cost of such equipment. Each advance under the Equipment Loan will immediately convert to a term loan with a maturity date of three to five years, depending on the classification of the equipment acquired. During the term loan, the Company is required to make equal payments of principal and interest. As of December 31, 2003, the Company has outstanding $798,000 under the Equipment Loan of which $191,738 is classified as currently due.

     Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of December 31, 2003, the Company has outstanding $983,334 under the Construction Loan of which $200,000 is classified as currently due.

     The financing facilities under the 2003 Loan Financing bear interest at a rate equal to the LIBOR Based Rate. The LIBOR Based Rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of Dollar deposits (2.6175% at December 31, 2003).

     The terms of the 2003 Loan Financing require the Company to maintain certain financial covenants and to comply with certain reporting standards.

     The Company has executed a Security Agreement with a bank in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to the Bank under the 2003 Loan Financing.

     The Company has a $3,000,000 line of credit from a bank. The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At December 31, 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all Company assets. Further, the line of credit and a related letter of credit contain certain financial covenants.


NOTE 5. INCOME TAXES

The provision for federal and state income taxes for the three months ended December 31, 2003 and 2002 was $2,661,367 and $1,649,624 with effective tax rates of 40.9% and 37.4%, respectively. The provision for federal and state income taxes for the six months ended December 31, 2003 was $5,040,367 and $3,014,241 with effective tax rates of 40.9% and 36.2%, respectively.

NOTE 6. EARNINGS PER SHARE


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


                                                           THREE MONTHS ENDED DECEMBER 31,
                                                        2003                                2002
                                        ------------------------------------ ---------------------------------
                                           NET INCOME          SHARES           NET INCOME          SHARES
                                           (NUMERATOR)      (DENOMINATOR)      (NUMERATOR)       (DENOMINATOR)

Basic earnings per share factors           $ 3,832,547        20,050,145       $ 2,762,913        19,932,496

Effect of dilutive stock options                                 225,840                             190,880
                                           -----------        -----------      -----------        ----------

Diluted earnings per share factors         $ 3,832,547        20,275,985       $ 2,762,913        20,123,376
                                           ===========        ==========       ===========        ==========

Basic earnings per share                   $      0.19                         $      0.14
Diluted earnings per share                 $      0.19                         $      0.14

The number of shares in the prior period have been adjusted for the Company's 3 for 2 stock split in February 2003.






                                                                 SIX MONTHS ENDED DECEMBER 31,
                                                          2003                               2002
                                             ------------------------------      -----------------------------
                                             NET INCOME          SHARES          NET INCOME        SHARES
                                             (NUMERATOR)      (DENOMINATOR)      (NUMERATOR)     (DENOMINATOR)

Basic earnings per share factors             $ 7,256,932        20,045,113       $ 5,314,565      19,916,745

Effect of dilutive stock options                                   227,312                           191,926
                                             -----------       -----------       -----------      ----------

Diluted earnings per share factors           $ 7,256,932        20,272,425       $ 5,314,565      20,108,671
                                             ===========       ===========       ===========      ==========

Basic earnings per share                     $      0.36                         $      0.26
Diluted earnings per share                   $      0.36                         $      0.26

The number of shares in the prior period have been adjusted for the Company's 3 for 2 stock split in February 2003.

7,500 anti-dilutive weighted average shares have been excluded in the computation of diluted EPS for the three and six months ended December 31, 2003 because the options' exercise price is greater than the average market price of the common stock. There were no antidulitive shares for the three and six months ended December 31, 2002.

NOTE 7. RELATED PARTY TRANSACTIONS

     The Company had sales of approximately $325,807 and $138,000 during the six months ended December 31, 2003 and 2002, respectively, to a distributor (the "related party"), the owner of which is a relative of the Chairman of the Board of Directors and principal shareholder of the Company. The Company also incurred sales commissions payable to the related party of $0 and approximately $68,000 during the six months ended December 31, 2003 and 2002, respectively. Accounts receivable includes amounts due from the related party of approximately $118,806 and $95,000 at December 31, 2003 and June 30, 2003, respectively. In the Company's opinion, the terms of these transactions were not more favorable than would have been from a non-related party.



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

         In addition to historical information, this Form 10-Q contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-KSB filed by the Company in Fiscal 2003, and any Current Reports on Form 8-K filed by the Company.

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

       Our critical accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-KSB for the year ended June 30, 2003. The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the six months ended December 31, 2003. The Company did not make any changes in those policies during the period.


         RESULTS OF OPERATIONS --THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2002.

         Net sales increased by 63% from $10,183,161 for the three months ended December 31, 2002 ("Second Quarter Fiscal 2003") to $16,573,601 for the three months ended December 31, 2003 ("Second Quarter Fiscal 2004"). Sales increased as a result of additions to the Company's prescription line of products, including Digoxin tablets, first marketed in September 2002, Levothyroxine Sodium tablets, first marketed in April 2003 and Unithroid tablets, first marketed in August 2003. Additionally, sales of a portion of the Company's previously marketed products increased due to new customer accounts, increased unit sales, and increased unit revenues. The increase in sales of a portion of the Company's products was partially offset by a decrease in sales of certain other products, including butalbital, aspirin and caffeine capsules due to increased competition, and the discontinuation of pseudoephedrine hydrochloride tablets and guaifenesin/ephedrine hydrochloride tablets.

         Cost of sales increased by 68% from $3,965,474 for the Second Quarter Fiscal 2003 to $6,660,845 for the Second Quarter Fiscal 2004. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefit expenses, and depreciation expense. Gross profit margins for the Second Quarter Fiscal 2004 and the Second Quarter Fiscal 2003 were 60% and 61%, respectively. The decrease in the gross profit percentage is due to product sales mix and decreased absorption of fixed overhead costs as a result of decreased production output due to the Company's success in building and maintaining its inventory levels prior to the second quarter Fiscal 2004.

         Research and development ("R&D") expenses increased by 137% from $529,196 for the Second Quarter Fiscal 2003 to $1,252,638 for the Second Quarter Fiscal 2004. This increase is a result of an increase in the number of chemists in the R&D laboratory and the related payroll and benefits expenses, and an increase in costs related to clinical testing fees for new product bioequivalence tests.

         Selling, general and administrative expenses increased by 73% from $1,262,633 for the Second Quarter Fiscal 2003 to $2,176,608 for the Second Quarter Fiscal 2004. This increase is a result of an increase in the following expenses: payroll and benefits, consulting services, legal, travel and entertainment expenses, investor relations expenses, and advertising. These increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales. These increases were partially offset by a decrease in commissions expense to outside sales representatives. In Fiscal 2002, the Company created its own internal sales and marketing department, replacing the service previously performed by outside sales brokers.

         As a result of the foregoing, the Company increased its operating profit from $4,425,858 in Second Quarter Fiscal 2003 to $6,483,510 in Second Quarter Fiscal 2004.

         The Company's net interest decreased from net interest expense of $13,321 for the Second Quarter Fiscal 2003 to net interest income of $10,404 for the Second Quarter Fiscal 2004 as a result of principal repayments, reduced interest rates and increased interest income due to higher cash balances. See Liquidity and Capital Resources below.

         The Company's income tax expense increased from $1,649,624 in the Second Quarter Fiscal 2003 to $2,661,367 in the Second Quarter Fiscal 2004 as a result of the increase in income before taxes and an increase in the effective tax rates. The effective tax rate increased from 37.4% to 40.9% due to the company's increased activities in higher statutory jurisdictions.

         The Company reported net income of $3,832,547 in the Second Quarter Fiscal 2004, or $0.19 basic and diluted income per share, compared to net income of $2,762,913 in the Second Quarter Fiscal 2003, or $0.14 basic and diluted income per share.


         RESULTS OF OPERATIONS --SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2002.

         Net sales increased by 54% from $19,309,817 for the six months ended December 31, 2002 to $29,795,387 for the six months ended December 31, 2003. Sales increased as a result of additions to the Company's prescription line of products, including Digoxin tablets, first marketed in September 2002, Levothyroxine Sodium tablets, first marketed in April 2003 and Unithroid tablets, first marketed in August 2003. Additionally, sales of a portion of the Company's previously marketed products increased due to new customer accounts, increased unit sales, and increased unit revenues. The increase in sales of a portion of the Company's products was partially offset by a decrease in sales of certain other products, including butalbital, aspirin and caffeine capsules due to increased competition, and the discontinuation of pseudoephedrine hydrochloride tablets and guaifenesin/ephedrine hydrochloride tablets.

         Cost of sales increased by 47% from $7,801,585 for the six months ended December 31, 2002 to $11,458,098 for the six months ended December 31, 2003. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials, labor and benefit expenses, and depreciation expense. Gross profit margins for the six months ended December 31, 2003 and 2002 were 62% and 60%, respectively. The increase in the gross profit percentage is due to improved average profit margins for the product sales mix, and increased absorption of fixed overhead costs as a result of increased production output in the first quarter of fiscal year 2004.

         Research and development ("R&D") expenses increased by 117% from $986,007 for the six months ended December 31, 2002 to $2,139,078 for the six months ended December 31, 2003. This increase is a result of an increase in the number of chemists in the R&D laboratory and the related payroll and benefits expenses, and an increase in costs related to clinical testing fees for new product bioequivalence tests.

         Selling, general and administrative expenses increased by 81% from $2,156,158 for the six months ended December 31, 2002 to $3,903,200 for the six months ended December 31, 2003. This increase is a result of an increase in the following expenses: payroll and benefits, consulting services, legal, travel and entertainment expenses, investor relations expenses, and advertising. These increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales. These increases were partially offset by a decrease in commissions expense to outside sales representatives. In Fiscal 2002, the Company created its own internal sales and marketing department, replacing the service previously performed by outside sales brokers.

         As a result of the foregoing, the Company increased its operating profit from $8,366,067 for the six months ended December 31, 2002 to $12,295,011 for the six months ended December 31, 2003.

         The Company's net interest decreased from net interest expense of $37,261 for the six months ended December 31, 2002 to net interest income of $2,288 for the six months ended December 31, 2003 as a result of principal repayments, reduced interest rates and increased interest income due to higher cash balances. See Liquidity and Capital Resources below.

         The Company's income tax expense increased from $3,014,241 for the six months ended December 31, 2002 to $5,040,367 for the six months ended December 31, 2003 as a result of the increase in income before taxes and an increase in the effective tax rate. The effective tax rate increased from 36.2% to 40.9% due to the company's increased activities in higher statutory jurisdictions.

         The Company reported net income of $7,256,932 for the six months ended December 31, 2003, or $0.36 basic and diluted income per share, compared to net income of $5,314,565 for the six months ended December 31, 2002, or $0.26 basic and diluted income per share.


LIQUIDITY AND CAPITAL RESOURCES --


         Net cash provided by operating activities of $4,709,955 for the six months ended December 31, 2003 was attributable to net income of $7,256,932, as adjusted for the effects of non-cash items of $543,101 and net changes in operating assets and liabilities totaling ($3,090,078). Significant changes in operating assets and liabilities are comprised of:

         1. An increase in inventories of $2,601,292 due to an increase in raw materials and finished goods inventory. Due to the Company's sales growth and the increase in the quantity of new products under development, additional investments were made in raw material and finished goods inventory. It is the Company's goal to stock an adequate inventory of finished goods and raw materials. Such a strategy will allow the Company to minimize stock-outs and back-orders, and to provide a high level of customer order fulfillment. Additionally, the Company has increased its inventory carrying amounts of certain raw materials and finished products to ensure supply continuity;
         2. A decrease in accounts payable of $859,622 due to timing of the receipts and the related payments for finished goods inventory shipments. In April 2003, the Company launched its sales campaign for Levothyroxine Sodium tablets. Due to the timing of the Company's launch, the receipt of significant inventory quantities and beneficial supplier payment terms, the accounts payable balance as of June 30, 2003 included significant amounts due to the supplier of the Levothyroxine Sodium tablets. Subsequent to June 20, 2003, these invoices have been paid, thereby decreasing the overall accounts payable balance.
         3. An increase in income taxes payable of $448,355 due to higher taxable income and the accrual of the related state and local income taxes, which will be paid when the Company's quarterly estimated tax payments and/or annual income tax returns or extension payments are due.

          The net cash used in investing activities of $4,463,213 for the six months ended December 31, 2003 was attributable to the Company's acquisition of its new facility on Torresdale Avenue, purchases of equipment and payments for building additions. The Company's anticipated budget for capital expenditures in Fiscal 2004 is approximately $10 million. The anticipated capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to expected higher sales levels.

          In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. At December 31, 2003, the Company has $2,691,284 outstanding on the Authority loan, of which $718,333 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 2003, no portion of the letter of credit has been utilized

          On November 26, 2003, the Company exercised its option to purchase the facility at 9001 Torresdale Avenue. The purchase price of the facility was approximately $1.9 million. The Company has entered into agreements (the "2003 Loan Financing") with a bank to finance the purchase of the building, the renovation and setup of the building, and the Company's other anticipated capital expenditures for Fiscal 2004, including the implementation of its new Enterprise Resource Planning (ERP) system, and a new fluid bed drying process center at its current manufacturing plant at 9000 State Road. The 2003 Loan Financing includes the following:

     1) A Mortgage Loan for $2.7 million, used to finance the purchase of the Torresdale Avenue facility, and certain renovations at the facility.

     2) An Equipment Loan for up to $6 million, which will be used to finance equipment, the ERP system implementation and other capital expenditures.
     3) A Construction Loan for $1 million, used to finance the construction and fit up of the fluid bed drying process center, which is adjacent to the Company's current manufacturing plant at 9000 State Road.

     From November 26, 2003 to the earlier of November 26, 2004 or the date that the Philadelphia Industrial Development Corporation lends the Company up to $1,250,000 as reimbursement for a portion of the acquisition cost of the facility (the "Conversion Date"), the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this mortgage loan, along with any accrued interest, shall be due no later than 15 years from the date of the Conversion Date. As of December 31, 2003, the Company has a principal balance of $2.7 million under the Mortgage Loan.

     The Equipment Loan is a non-revolving facility in which the Company will borrow the funds necessary to finance its capital expenditures. Under the Equipment Loan, the Company will request a bank to reimburse a portion of the cost incurred to acquire and setup the equipment. The amount advanced to the Company under the Equipment Loan is limited to no more than 80% of the cost of such equipment. Each advance under the Equipment Loan will immediately convert to a term loan with a maturity date of three to five years, depending on the classification of the equipment acquired. During the term loan, the Company is required to make equal payments of principal and interest. As of December 31, 2003, the Company has outstanding $798,000 under the Equipment Loan of which $191,738 is classified as currently due.

     Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of December 31, 2003, the Company has outstanding $983,334 under the Construction Loan of which $200,000 is classified as currently due.

     The financing facilities under the 2003 Loan Financing bear interest at a rate equal to the LIBOR Based Rate. The LIBOR Based Rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of Dollar deposits (2.6175% at December 31, 2003).

     The terms of the 2003 Loan Financing require the Company to maintain certain financial covenants and to comply with certain reporting standards.

     The Company has executed a Security Agreement with a bank in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to the Bank under the 2003 Loan Financing.

     The Company has a $3,000,000 line of credit from a bank. The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At December 31, 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all Company assets. Further, the line of credit and a related letter of credit contain certain financial covenants.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and line of credit as of December 31, 2003, are sufficient to finance its level of operations and currently anticipated capital expenditures. However, to benefit from the low interest rates in the current financial markets, the Company is planning to finance some or all of the capital expenditures in Fiscal 2004.

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

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the six months ended December 31, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

    (b) On October 29, 2003, the Company filed a Form 8-K disclosing in item 7 and 12 thereof and including as an exhibit the press release announcing its results of operations for the first quarter of its Fiscal 2004 year.

    (c) On November 26, 2003, the Company filed a Form 8-K disclosing in Item 2 the acquisition of a facility located at 9001 Torresdale Avenue, Philadelphia, Pa. The facility was purchased for approximately $1,900,000. The Company executed loans with a bank to finance the facility purchase and additional capital projects planned in the 2004 Fiscal year.

                                    SIGNATURE


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  LANNETT COMPANY, INC.



Dated: February 13, 2004          By: /s/ Larry Dalesandro
                                     ---------------------------
                                      Larry Dalesandro
                                      Chief Financial Officer


                                  By: /s/ William Farber
                                     ---------------------------
                                      William Farber
                                      Chairman of the Board and
                                      Chief Executive Officer

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

        10.7              Terms of Employment Agreement      Incorporated by reference to the Annual Report     -
                          with Arthur Bedrosian              on Form 10-KSB for Fiscal Year Ending June 30,
                                                             2003

        10.8              Terms of Employment Agreement      Incorporated by reference to the Annual Report     -
                          with Larry Dalesandro              on Form 10-KSB for Fiscal Year Ending June 30,
                                                             2003

         11               Computation of Per Share Earnings  Filed Herewith                                     25-26

         13               Annual Report on Form 10-KSB       Incorporated by reference to the Annual Report     -
                                                             on Form 10-KSB for Fiscal Year Ending June 30,
                                                             2003

         21               Subsidiaries of the Company        Incorporated by reference to the Annual Report     -
                                                             on Form 10-KSB for Fiscal Year Ending June 30,
                                                             2003

        31.1              Certification of Chief Executive   Filed Herewith                                     27-28
                          Officer Pursuant to Section 302
                          of the Sarbanes-Oxley Act of 2002

        31.2              Certification of Chief Financial   Filed Herewith                                     29-30
                          Officer Pursuant to Section 302
                          of the Sarbanes-Oxley Act of 2002

         32               Certifications of Chief            Filed Herewith                                     31
                          Executive Officer and Chief
                          Financial Officer Pursuant to
                          Section 906 of the
                          Sarbanes-Oxley Act of 2002