Form 10-Q
period 2004-03-31
LANNETT CO INC
filed 2004-05-12
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES [X]                 NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       YES [X]                 NO [ ]

As of May 6, 2004, there were 24,074,335 shares of the issuer's common stock, $.001 par value, outstanding.

                                                              Page 1 of 41 pages
                                                        Exhibit Index on Page 26

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

               Consolidated Balance Sheets as of
               March 31, 2004 (unaudited) and
               June 30, 2003....................................................           3

               Consolidated Statements of Income (unaudited)
               for the three and nine months ended March 31, 2004
               and 2003 ........................................................           4

               Consolidated Statements of Changes in Shareholders' Equity
               for the nine months ended March 31, 2004.........................           5

               Consolidated Statements of Cash Flows (unaudited)
               for the nine months ended March 31, 2004
               and 2003 ........................................................           6

               Notes to Consolidated Financial
               Statements ......................................................      7 - 15

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.........................................................     15 - 23

     ITEM 4. Controls and Procedures............................................          23

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings..................................................     23 - 24

     ITEM 2. Changes in Securities and Use of Proceeds..........................          25

     ITEM 3. Defaults upon Senior Securities....................................          25

     ITEM 4. Submission of Matters to a Vote of Security Holders................          25

     ITEM 5. Other Information..................................................          25

     ITEM 6. Exhibits and Reports on Form 8-K...................................          25

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 (UNAUDITED)
                                                                                                  3/31/04         06/30/03
                                                                                                ------------    ------------
ASSETS
CURRENT ASSETS:
            Cash                                                                                $  7,919,190    $  3,528,511
            Trade accounts receivable (net of allowance of $115,000 and $128,000)                 12,344,190       8,516,481
            Inventories                                                                           10,312,357       8,175,798
            Prepaid expenses                                                                         801,745         367,400
            Deferred tax asset                                                                       569,858         569,858
                                                                                                ------------    ------------

                        Total current assets                                                      31,947,340      21,158,048
                                                                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                                                                     12,727,123      11,885,728
Less accumulated depreciation                                                                     (5,292,995)     (4,477,928)
                                                                                                ------------    ------------

                                                                                                   7,434,128       7,407,800
                                                                                                ------------    ------------

CONSTRUCTION IN PROGRESS                                                                           5,783,094               -
                                                                                                ------------    ------------

OTHER ASSETS                                                                                         494,660         496,696
                                                                                                ------------    ------------

                        Total assets                                                            $ 45,659,222    $ 29,062,544
                                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
            Current portion of long-term debt                                                   $  1,511,000    $    718,333
            Accounts payable                                                                       1,895,213       2,664,616
            Accrued expenses                                                                       1,807,482         526,430
            Income taxes payable                                                                     654,115          63,617
                                                                                                ------------    ------------

                        Total current liabilities                                                  5,867,810       3,972,996
                                                                                                ------------    ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                               6,267,787       2,379,469
                                                                                                ------------    ------------

DEFERRED TAX LIABILITY                                                                             1,112,369       1,112,369
                                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
            Common stock -
            authorized 50,000,000 shares par value $.001;
                issued and outstanding, 20,071,840 shares and 20,025,871 shares, respectively         20,072          20,026
            Additional paid-in capital                                                             2,884,247       2,526,077
            Retained earnings                                                                     29,506,937      19,051,607
                                                                                                ------------    ------------
                        Total shareholders' equity                                                32,411,256      21,597,710
                                                                                                ------------    ------------

                        Total liabilities and shareholders' equity                              $ 45,659,222    $ 29,062,544
                                                                                                ============    ============


       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                           ----------------------------    ----------------------------
                                             3/31/04         3/31/03         3/31/04         3/31/03
                                           ------------    ------------    ------------    ------------
NET SALES                                  $ 16,000,251    $ 11,019,906    $ 45,795,638    $ 30,329,723
COST OF SALES                                 6,947,195       3,976,519      18,405,293      11,778,104
                                           ------------    ------------    ------------    ------------

Gross profit                                  9,053,056       7,043,387      27,390,345      18,551,619

RESEARCH AND DEVELOPMENT EXPENSES             1,361,681         682,869       3,500,759       1,668,876
SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES           2,276,780       1,067,551       6,179,980       3,223,709
                                           ------------    ------------    ------------    ------------

                        Operating profit      5,414,595       5,292,967      17,709,606      13,659,034
                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
Loss on sale of assets                                -        (119,275)              -        (119,275)
Net interest income (expense)                     1,632          (3,978)          3,920         (41,239)
                                           ------------    ------------    ------------    ------------
                                                  1,632        (123,253)          3,920        (160,514)
                                           ------------    ------------    ------------    ------------

INCOME BEFORE TAXES                           5,416,227       5,169,714      17,713,526      13,498,520

INCOME TAXES                                  2,217,829       1,914,081       7,258,196       4,928,322
                                           ------------    ------------    ------------    ------------

NET INCOME                                 $  3,198,398    $  3,255,633    $ 10,455,330    $  8,570,198
                                           ============    ============    ============    ============

BASIC INCOME PER SHARE                     $       0.16    $       0.16    $       0.52    $       0.43

DILUTED INCOME PER SHARE                   $       0.16    $       0.16    $       0.52    $       0.43

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                             20,058,753      19,985,031      20,049,647      19,948,870

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                             20,265,833      20,117,795      20,263,146      20,081,634

       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                           COMMON STOCK          ADDITIONAL
                                    -------------------------     PAID-IN      RETAINED     SHAREHOLDERS'
                                       SHARES        AMOUNT       CAPITAL      EARNINGS        EQUITY
                                     ----------   -----------   -----------   -----------   -------------
BALANCE, JUNE 30, 2003               20,025,871   $    20,026   $ 2,526,077   $19,051,607   $  21,597,710

Exercise of stock options                36,492            37       231,797                       231,834

Shares issued in connection
with employee stock purchase plan         9,477             9       126,373                       126,382

Net Income                                                                     10,455,330      10,455,330
                                     ----------   -----------   -----------   -----------   -------------
BALANCE, MARCH 31, 2004              20,071,840   $    20,072   $ 2,884,247   $29,506,937   $  32,411,256
                                     ==========   ===========   ===========   ===========   =============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                       ----------------------------
                                                                                         3/31/04         3/31/03
                                                                                       ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                                        $ 10,455,330    $  8,570,198
     Adjustments to reconcile net income to net cash
                provided by operating activities:
         Depreciation and amortization                                                      815,067         742,449
         Loss on sale/disposal of assets                                                          -         119,275
     Changes in assets and liabilities which provided/(used) cash:
         Trade accounts receivable                                                       (3,827,709)     (4,002,378)
         Inventories                                                                     (2,136,559)     (1,860,372)
         Prepaid expenses and other assets                                                  (90,909)       (269,679)
         Accounts payable                                                                  (769,403)        694,564
         Accrued expenses                                                                 1,281,052        (283,136)
         Income taxes payable                                                               590,498        (171,740)
                                                                                       ------------    ------------

                  Net cash provided by operating activities                               6,317,367       3,539,181
                                                                                       ------------    ------------

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment (including construction in progress)     (6,624,489)     (1,704,102)
     Deposits paid on machinery or building additions not placed in service                (341,400)       (456,872)
     Proceeds from sale of property, plant and equipment                                          -         375,003
                                                                                       ------------    ------------

         Net cash used in investing activities                                           (6,965,889)     (1,785,971)
                                                                                       ------------    ------------

FINANCING ACTIVITIES:
     Proceeds from debt financing                                                         5,355,574               -
     Net repayments under line of credit                                                          -        (202,688)
     Repayments of debt                                                                    (674,589)       (609,715)
     Proceeds from issuance of stock                                                        358,216         165,667
                                                                                       ------------    ------------

     Net cash provided by (used in) financing activities                                  5,039,201        (646,736)
                                                                                       ------------    ------------

NET INCREASE IN CASH                                                                      4,390,679       1,106,474

CASH, BEGINNING OF YEAR                                                                   3,528,511               -
                                                                                       ------------    ------------

CASH, END OF PERIOD                                                                    $  7,919,190    $  1,106,474
                                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid during period                                                       $     28,999    $     41,239
     Income taxes paid during period                                                   $  6,667,698    $  5,100,062

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

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $3,800,000 and $2,772,000 at March 31, 2004 and June 30, 2003, respectively. Provisions for estimated rebates, promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels and contract terms. Provisions for other customer credits, such as price adjustments, returns and chargebacks require management to make subjective judgments. These provisions are discussed in further detail below. If the historical data the Company uses, and the assumptions management makes to calculate these estimates do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order wholesalers. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. The Company continually monitors the reserve for chargebacks and makes adjustments when it believes that actual chargebacks may differ from estimated reserves.

REBATES - Rebates are offered to the Company's key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.

RETURNS - Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date, in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns, and makes adjustments when it believes that actual product returns may differ from established reserves.

PRICE ADJUSTMENTS - Price adjustments, also known as "shelf stock adjustments," are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

INVENTORIES - Inventories are valued at the lower of cost (determined under the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the nine month periods ended March 31, 2004 and 2003 were approximately $815,000 and $710,000, respectively.

DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for the nine month periods ended March 31, 2004 and 2003 were approximately $8,000 and $32,000, respectively.

RESEARCH AND DEVELOPMENT - Research and development expenses are charged to operations as incurred.

ADVERTISING COSTS - The Company charges advertising costs to operations as incurred. Advertising expense for the nine month periods ended March 31, 2004 and 2003 were approximately $204,000 and $102,000, respectively.

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

CONCENTRATION OF CREDIT RISK - Five of the Company's products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 30%, 25%, 17%, 14% and 11%, respectively, of net sales for the nine month period ended March 31, 2004. The same five products accounted for 35%, 0%, 34%, 13% and 12%, respectively, of net sales for the nine month period ended March 31, 2003. The Company expects these percentages to decrease as it continues to market additional products.

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

STOCK OPTIONS - At March 31, 2004, the Company had two stock-based employee compensation plans. The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      --------------------------------    --------------------------------
                                         3/31/04           3/31/03           3/31/04           3/31/03
                                      --------------    --------------    --------------    --------------
Net income, as reported               $    3,198,398    $    3,255,633    $   10,455,330    $    8,570,198
Deduct: Total compensation expense
 determined under fair value based
 method for all stock awards                (307,847)         (134,757)         (842,186)         (404,271)
Add:  Tax savings at effective rate          126,091            49,894           345,120           147,600
                                      --------------    --------------    --------------    --------------
Pro forma net income                       3,016,642         3,170,770         9,958,264         8,313,527
                                      ==============    ==============    ==============    ==============

Earnings per share:
Basic, as reported                    $          .16    $          .16    $          .52    $          .43
Basic, pro forma                      $          .15    $          .16    $          .50    $          .42
Diluted, as reported                  $          .16    $          .16    $          .52    $          .43
Diluted, pro forma                    $          .15    $          .16    $          .49    $          .41

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2004 and 2003: expected volatility of 53.1% and 79.5%; risk-free interest rates ranging between 4.47% and 4.52% for 2004 and 3.89% for 2003, and expected lives of 10 years.

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

The results of operations for the three and nine months ended March 31, 2004 and 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

NOTE 2. NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on the Company's consolidated financial statements since the Company currently has no variable interest entities.

In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things , revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (SPE). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on the Company's consolidated financial statements since the Company currently has no SPE's.

On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May, 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. INVENTORIES

      Inventories consist of the following:

                      March 31,     June 30,
                        2004          2003
                     -----------   -----------
                     (unaudited)
Raw materials        $ 4,342,128   $ 2,625,463
Work-in-process          777,510       992,330
Finished goods         4,999,655     4,363,432
Packaging supplies       193,064       194,573
                     -----------   -----------
                     $10,312,357   $ 8,175,798
                     ===========   ===========

The preceding amounts are net of inventory reserves of $494,731 and $235,246 at March 31, 2004 and June 30, 2003 respectively.

NOTE 4. LONG-TERM DEBT

Long-Term debt consists of the following

                        March 31,    June 30,
                          2004         2003
                       ----------   ----------
                       unaudited)
Tax-exempt Bond Loan   $2,487,287   $3,097,802
Mortgage Loan           2,700,000            -
Equipment Loan          1,641,500            -
Construction Loan         950,000            -
                       ----------   ----------
                       $7,778,787   $3,097,802
Less current portion    1,511,000      718,333
                       ----------   ----------

                       $6,267,787   $2,379,469
                       ==========   ==========

      In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at March 31, 2004 was 1.21%. At March 31, 2004, the Company has $2,487,287 outstanding on the Authority loan, of which $816,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, Wachovia Bank, National Association (Wachovia), to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2004, no portion of the letter of credit has been utilized

      On November 26, 2003, the Company exercised its option to purchase the facility at 9001 Torresdale Avenue. The purchase price of the facility was approximately $1.9 million. The Company has entered into agreements (the "2003 Loan Financing") with Wachovia to finance the purchase of the building, the renovation and setup of the building, and the Company's other anticipated capital expenditures for Fiscal 2004, including the implementation of its new Enterprise Resource Planning (ERP) system, and a new fluid bed drying process center at its current manufacturing plant at 9000 State Road. The 2003 Loan Financing includes the following:

      1) A Mortgage Loan of $2.7 million, used to finance the purchase of the Torresdale Avenue facility, and certain renovations at the facility.

      2) An Equipment Loan for up to $6 million, which will be used to finance equipment, the ERP system implementation and other capital expenditures.

      3) A Construction Loan for $1 million, used to finance the construction and fit up of the fluid bed drying process center, which is adjacent to the Company's current manufacturing plant at 9000 State Road.

      From November 26, 2003 to the earlier of November 26, 2004 or the date that the Philadelphia Industrial Development Corporation lends the Company up to $1,250,000 as reimbursement for a portion of the acquisition cost of the facility (the "Conversion Date"), the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this mortgage loan, along with any accrued interest, shall be due no later than 15 years from the date of the Conversion Date. As of March 31, 2004, the Company has a principal balance of $2.7 million under the Mortgage Loan.

      The Equipment Loan is a non-revolving facility in which the Company will borrow the funds necessary to finance its capital expenditures. Under the Equipment Loan, the Company will request Wachovia to reimburse a portion of the cost incurred to acquire and setup the equipment. The amount advanced to the Company under the Equipment Loan is limited to no more than 80% of the cost of such equipment. Each advance under the Equipment Loan will immediately convert to a term loan with a maturity date of three to five years, depending on the classification of the equipment acquired. During the term loan, the Company is required to make equal payments of principal and interest. As of March 31, 2004, the Company has outstanding $1,641,500 under the Equipment Loan of which $495,000 is classified as currently due.

      Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of March 31, 2004, the Company has outstanding $950,000 under the Construction Loan of which $200,000 is classified as currently due.

      The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR Rate plus 150 basis points. The LIBOR Rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of Dollar deposits. As of March 31, 2004, the interest rate for the 2003 Loan Financing was 2.5962%.

      The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.

      The Company also has a $3,000,000 line of credit from Wachovia that bears interest at the prime interest rate less 0.25%. The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At March 31, 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The Company does not currently expect to borrow cash under this line of credit in the future due to the available cash on hand, and the cash expected to be provided by its results of operations in the future. The line of credit is collateralized by substantially all Company assets.

      The terms of the line of credit, the Agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of March 31, 2004, the Company has complied with such terms, and successfully met its financial covenants. Additionally, it is the Company's opinion that such covenants are not material in nature.

NOTE 5. INCOME TAXES

The provision for federal, state and local income taxes for the three months ended March 31, 2004 and 2003 was $2,217,829 and $1,914,081, with effective tax rates of 40.9% and 37.0%, respectively. The provision for federal, state and local income taxes for the nine months ended March 31, 2004 and 2003 was $7,258,196 and $4,928,322, with effective tax rates of 40.9% and 36.5%, respectively.

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

                                                 THREE MONTHS ENDED MARCH 31,
                                               2004                        2003
                                     --------------------------  --------------------------
                                     NET INCOME       SHARES     NET INCOME      SHARES
                                     (NUMERATOR)  (DENOMINATOR)  (NUMERATOR)  (DENOMINATOR)
Basic earnings per share factors     $ 3,198,398     20,058,753  $ 3,255,633     19,985,031

Effect of dilutive stock options                        207,080                     132,764
                                     -----------  -------------  -----------  -------------

Diluted earnings per share factors   $ 3,198,398     20,265,833  $ 3,255,633     20,117,795
                                     ===========  =============  ===========  =============

Basic earnings per share             $      0.16                 $      0.16
Diluted earnings per share           $      0.16                 $      0.16

The number of shares in the prior period have been adjusted for the Company's 3 for 2 stock split in February 2003.

                                                  NINE MONTHS ENDED MARCH 31,
                                               2004                        2003
                                     --------------------------  --------------------------
                                     NET INCOME       SHARES     NET INCOME      SHARES
                                     (NUMERATOR)  (DENOMINATOR)  (NUMERATOR)  (DENOMINATOR)
Basic earnings per share factors     $10,455,330     20,049,647  $ 8,570,198     19,948,870

Effect of dilutive stock options                        213,499                     132,764
                                     -----------  -------------  -----------  -------------

Diluted earnings per share factors   $10,455,330     20,263,146  $ 8,570,198     20,081,634
                                     ===========  =============  ===========  =============

Basic earnings per share             $      0.52                 $      0.43
Diluted earnings per share           $      0.52                 $      0.43

The number of shares in the prior period have been adjusted for the Company's 3 for 2 stock split in February 2003.

178,500 and 40,815 anti-dilutive weighted average shares have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively, because the options' exercise price is greater than the average market price of the common stock. 7,500 and 40,815 anti-dilutive weighted average shares have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2004 and 2003, respectively, because the options' exercise price is greater than the average market price of the common stock.

NOTE 7. RELATED PARTY TRANSACTIONS

      The Company had sales of approximately $455,617 and $236,000 during the nine months ended March 31, 2004 and 2003, respectively, to a distributor (the "related party"), in which the owner, Jeffrey Farber, is the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. The Company also incurred sales commissions payable to the related party of $0 and approximately $68,000 during the nine months ended March 31, 2004 and 2003, respectively. Accounts receivable includes amounts due from the related party of approximately $99,840 and $95,000 at March 31, 2004 and June 30, 2003, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

      Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors, was employed by two insurance brokerage companies (the "Insurance Companies") that provide insurance agency services to the Company. The Company paid approximately $344,000 and $224,000 during the nine months ended March 31, 2004 and 2003 to the Insurance Companies for various insurance coverage policies. There were no amounts due to the Insurance Companies as of March 31, 2004 and June 30, 2003. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

NOTE 8. MATERIAL CONTRACT WITH SUPPLIER

      On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals,, Inc. (JSP) for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. According to the agreement, which has a term of ten years, JSP will supply the Company with Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules ("BACC"), Digoxin tablets ("Digoxin") and Levothyroxine Sodium tablets, sold under the generic name and the brand name "Unithroid" ("Levothyroxine"). The Agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's products' contribution or potential contribution to the Company's profitability. On April 20, 2004, the investment banker, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's Products' contribution or potential contribution to the Company's profitability. As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP's designees.

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

CRITICAL ACCOUNTING POLICIES

            The Company's significant accounting policies are more fully described in Note 1 to the consolidated financial statements included in this Quarterly Report and in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, filed with the Securities and Exchange Commission. Certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. The Company bases its estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information received from customers and outside sources, and on various other assumptions that management believes to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

            Our critical accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-KSB for the year ended June 30, 2003. The Company has reviewed and determined that those policies remain the Company's critical accounting policies as of and for the nine months ended March 31, 2004. The Company did not make any changes in those policies during the period.

            RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003.

            Net sales increased by 45% from $11,019,906 for the three months ended March 31, 2003 ("Third Quarter Fiscal 2003") to $16,000,251 for the three months ended March 31, 2004 ("Third Quarter Fiscal 2004"). Sales increased as a result of additions to the Company's prescription line of products, including, Levothyroxine Sodium tablets, first marketed in April 2003 and Unithroid tablets, first marketed in August 2003. These product additions had the effect of increasing the total net sales in the Third Quarter Fiscal 2004, compared to the Third Quarter Fiscal 2003, due to the fact that the Company sold the products for longer periods of time in the Third Quarter Fiscal 2004, compared to the Third Quarter Fiscal 2003. These product additions accounted for approximately $3.4 million of the increase in net sales from the Third Quarter Fiscal 2003 to the Third Quarter Fiscal 2004. Additionally, sales of a portion of the Company's previously marketed products, including Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules and Digoxin tablets increased due to new customer accounts and increased unit sales.

            Cost of sales increased by 75% from $3,976,519 for the Third Quarter Fiscal 2003 to $6,947,195 for the Third Quarter Fiscal 2004. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials/cost of finished goods purchased and resold, which increased by approximately $2,305,000, labor and benefit expenses, which increased by approximately $333,000 and other miscellaneous production expenses, which comprised the remainder of the increase in cost of sales. Gross profit margins for the Third Quarter Fiscal 2004 and the Third Quarter Fiscal 2003 were 57% and 64%, respectively. The decrease in the gross profit percentage is due to product sales mix and decreased absorption of fixed overhead costs. During the Third Quarter Fiscal 2004, a larger percentage of the Company's total net sales were of JSP-manufactured products, as compared to the Third Quarter Fiscal 2003. The Company's average gross profit margin for the JSP products are less than the average gross profit margin for products internally manufactured. As such, the change in product sales mix reduced the gross profit percentage in the Third Quarter Fiscal 2004. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

            Research and development ("R&D") expenses increased by 99% from $682,869 for the Third Quarter Fiscal 2003 to $1,361,681 for the Third Quarter Fiscal 2004. This increase is a result of an increase in the number of chemists in the R&D laboratory and the related payroll and benefits expenses, which increased by approximately $325,000 and an increase in raw materials (of $150,000) and clinical testing fees (of $205,000) for products not yet approved by the FDA.

            Selling, general and administrative expenses increased by 113% from $1,067,551 for the Third Quarter Fiscal 2003 to $2,276,780 for the Third Quarter Fiscal 2004. This increase is a result of an increase in the following expenses: payroll/incentive compensation and benefits, which increased by approximately $763,000, consulting expenses, which increased by approximately $120,000, legal expenses, which increased by approximately $85,000 and miscellaneous other expenses, including computer support costs, travel and entertainment expenses, investor relations expenses, employee recruitment fees and advertising. Such miscellaneous expenses comprised the remainder of the increase in selling, general and administrative expenses. The increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales.

            As a result of the foregoing, the Company increased its operating profit from $5,292,967 in Third Quarter Fiscal 2003 to $5,414,595 in Third Quarter Fiscal 2004.

            The Company's net interest decreased from net interest expense of $3,978 for the Third Quarter Fiscal 2003 to net interest income of $1,632 for the Third Quarter Fiscal 2004 as a result of principal repayments, reduced interest rates and increased interest income due to higher cash balances. See Liquidity and Capital Resources below.

            The Company's income tax expense increased from $1,914,081 in the Third Quarter Fiscal 2003 to $2,217,829 in the Third Quarter Fiscal 2004 as a result of the increase in income before taxes and an increase in the effective tax rates. The effective tax rate increased from 37.0% to 40.9% due to the company's increased activities in higher statutory jurisdictions.

            The Company reported net income of $3,198,398 in the Third Quarter Fiscal 2004, or $0.16 basic and diluted income per share, compared to net income of $3,255,633 in the Third Quarter Fiscal 2003, or $0.16 basic and diluted income per share.

            RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2004 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2003.

            Net sales increased by 51% from $30,329,723 for the nine months ended March 31, 2003 to $45,795,638 for the nine months ended March 31, 2004. Sales increased as a result of additions to the Company's prescription line of products, including Digoxin tablets, first marketed in September 2002, Levothyroxine Sodium tablets, first marketed in April 2003 and Unithroid tablets, first marketed in August 2003. These product additions had the effect of increasing the total net sales in the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, due to the fact that the Company sold the products for longer periods of time in the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003. These product additions accounted for approximately $14.0 million of the increase in net sales from the nine months ended March 31, 2003 to the nine months ended March 31, 2004. Additionally, sales of a portion of the Company's previously marketed products, including Primidone tablets, increased due to new customer accounts, increased unit sales, and increased unit sales prices. The Company raised its sales prices for Primidone 50 milligram tablets in Fiscal 2004 subsequent to an increase in the price of the brand named drug. Generally, the Company sells its products at the accepted market prices for such products. If the competitive environment changes, the Company monitors such changes to determine the effect on the market prices for its products. Such changes may include new competitors, fewer competitors, or an increase in the price of the innovator drug. The increase in sales of a portion of the Company's products was partially offset by a decrease in sales of certain other products, including butalbital, aspirin and caffeine capsules (which decreased by $2.4 million) due to increased competition and a discontinuation of pseudoephedrine hydrochloride tablets (which decreased by $681,000).

            Cost of sales increased by 56% from $11,778,104 for the nine months ended March 31, 2003 to $18,405,293 for the nine months ended March 31, 2004. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume, and related production activities. These costs include raw materials/cost of finished goods purchased and resold, which increased by approximately $5,096,000, labor and benefits expenses, which increased by approximately $1,126,000, depreciation expense, which increased by approximately $728,000 and other miscellaneous production-related expenses, which increased in total by approximately $803,000. Gross profit margins for the nine months ended March 31, 2004 and 2003 were 60% and 61%, respectively. The decrease in the gross profit percentage is due to product sales mix and decreased absorption of fixed overhead costs.

            Research and development ("R&D") expenses increased by 110% from $1,668,876 for the nine months ended March 31, 2003 to $3,500,759 for the nine months ended March 31, 2004. This increase is a result of an increase in the number of chemists in the R&D laboratory and the related payroll and benefits expenses, which increased by approximately $949,000 and an increase in raw materials (of $194,000) and clinical testing fees (of $727,000) for products not yet approved by the FDA. These increases were partially offset by a decrease in miscellaneous other R&D expenses of approximately $38,000.

            Selling, general and administrative expenses increased by 92% from $3,223,709 for the nine months ended March 31, 2003 to $6,179,980 for the nine months ended March 31, 2004. This increase is a result of an increase in the following expenses: payroll/incentive compensation and benefits, which increased by approximately $2.1 million, consulting services, which increased by approximately $165,000, legal expenses, which increased by approximately $109,000, computer support costs, which increased by approximately $147,000, advertising expenses, which increased by approximately $104,000 and miscellaneous other expenses, including travel and entertainment expenses, investor relations expenses, employee recruitment fees. Such miscellaneous expenses comprised the remainder of the increase in selling, general and administrative expenses. The increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales.

            As a result of the foregoing, the Company increased its operating profit from $13,659,034 for the nine months ended March 31, 2003 to $17,709,606 for the nine months ended March 31, 2004.

            The Company's net interest decreased from net interest expense of $41,239 for the nine months ended March 31, 2003 to net interest income of $3,920 for the nine months ended March 31, 2004 as a result of principal repayments, reduced interest rates and increased interest income due to higher cash balances. See Liquidity and Capital Resources below.

            The Company's income tax expense increased from $4,928,322 for the nine months ended March 31, 2003 to $7,258,196 for the nine months ended March 31, 2004 as a result of the increase in income before taxes and an increase in the effective tax rate. The effective tax rate increased from 36.5% to 40.9% due to the company's increased activities in higher statutory jurisdictions.

            The Company reported net income of $10,455,330 for the nine months ended March 31, 2004, or $0.52 basic and diluted income per share, compared to net income of $8,570,198 for the nine months ended March 31, 2003, or $0.43 basic and diluted income per share.

LIQUIDITY AND CAPITAL RESOURCES -

            Net cash provided by operating activities of $6,317,367 for the nine months ended March 31, 2004 was attributable to net income of $10,455,330, as adjusted for the effects of non-cash items of $815,067 and net changes in operating assets and liabilities totaling ($4,953,030). Significant changes in operating assets and liabilities are comprised of:

            1. An increase in trade accounts receivable of $3,827,709 due to the increase in sales for the nine months ended March 31, 2004. The Company generally offers credit payment terms to its current and prospective customers.

            2. An increase in inventories of $2,136,559 due to an increase in raw materials and finished goods inventory. Due to the Company's sales growth and the increase in the quantity of new products under development, additional investments were made in raw material and finished goods inventory. It is the Company's goal to stock an adequate inventory of finished goods and raw materials. Such a strategy will allow the Company to minimize stock-outs and back-orders, and to provide a high level of customer order fulfillment. Additionally, the Company has increased its inventory carrying amounts of certain raw materials and finished products to ensure supply continuity;

            3. A decrease in accounts payable of $769,403 due to timing of the receipts and the related payments for finished goods inventory shipments. In April 2003, the Company launched its sales campaign for Levothyroxine Sodium tablets. Due to the timing of the Company's launch, the receipt of significant inventory quantities and beneficial supplier payment terms, the accounts payable balance as of June 30, 2003 included significant amounts due to the supplier of the Levothyroxine Sodium tablets. Subsequent to June 20, 2003, these invoices have been paid, thereby decreasing the overall accounts payable balance.

            4. An increase in accrued expenses of $1,281,052 due to an increase in accrued employee incentive compensation costs and an increase in the accrual for the cost of inventory received, but not yet billed by the supplier.

            5. An increase in income taxes payable of $590,498 due to higher taxable income and the accrual of related state and local income taxes.

            The net cash used in investing activities of $6,965,889 for the nine months ended March 31, 2004 was attributable to the Company's acquisition of its new facility on Torresdale Avenue, purchases and deposits for equipment and payments for building additions. The Company's anticipated budget for capital expenditures in Fiscal 2004 is approximately $10 million. The anticipated capital expenditure requirements will support the

Company's growth related to new product introductions and increased production output due to expected higher sales levels.

            In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at March 31, 2004 was 1.21%. At March 31, 2004, the Company has $2,487,287
outstanding on the Authority loan, of which $816,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, Wachovia Bank, National Association (Wachovia), to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2004 no portion of the letter of credit has been utilized.

            On November 26, 2003, the Company exercised its option to purchase the facility at 9001 Torresdale Avenue. The purchase price of the facility was approximately $1.9 million. The Company has entered into agreements (the "2003 Loan Financing") with Wachovia to finance the purchase of the building, the renovation and setup of the building, and the Company's other anticipated capital expenditures for Fiscal 2004, including the implementation of its new Enterprise Resource Planning (ERP) system, and a new fluid bed drying process center at its current manufacturing plant at 9000 State Road. The 2003 Loan Financing includes the following:

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

      From November 26, 2003 to the earlier of November 26, 2004 or the date that the Philadelphia Industrial Development Corporation lends the Company up to $1,250,000 as reimbursement for a portion of the acquisition cost of the facility (the "Conversion Date"), the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this mortgage loan, along with any accrued interest, shall be due no later than 15 years from the date of the Conversion Date. As of March 31, 2004, the Company has a principal balance of $2.7 million under the Mortgage Loan.

      The Equipment Loan is a non-revolving facility in which the Company will borrow the funds necessary to finance its capital expenditures. Under the Equipment Loan, the Company will request Wachovia to reimburse a portion of the cost incurred to acquire and setup the equipment. The amount advanced to the Company under the Equipment Loan is limited to no more than 80% of the cost of such equipment. Each advance under the Equipment Loan will immediately convert to a term loan with a maturity date of three to five years, depending on the classification of the equipment acquired. During the term loan, the Company is required to make equal payments of principal and interest. As of March 31, 2004, the Company has outstanding $1,641,500 under the Equipment Loan of which $495,000 is classified as currently due.

      Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of March 31, 2004, the Company has outstanding $950,000 under the Construction Loan of which $200,000 is classified as currently due.

      The financing facilities under the 2003 Loan Financing bear interest at a rate equal to the LIBOR Rate plus 150 basis points. The LIBOR Rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of Dollar deposits. As of March 31, 2004, the interest rate for the 2003 Loan Financing was 2.5962%.

      The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.

      The Company also has a $3,000,000 line of credit from Wachovia that bears interest at the prime interest rate less 0.25%. The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At March 31, 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The Company does not currently expect to borrow cash under this line of credit in the future due to the available cash on hand, and the cash expected to be provided by its results of operations in the future. The line of credit is collateralized by substantially all Company assets.

      The terms of the line of credit, the Agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of March 31, 2004, the Company has complied with such terms, and successfully met its financial covenants. Additionally, it is the Company's opinion that such covenants are not material in nature.

            The Company believes that cash generated from its operations and the balances available under the Company's existing loans and line of credit as of March 31, 2004, are sufficient to finance its level of operations and currently anticipated capital expenditures. However, to benefit from the low interest rates in the current financial markets, the Company is planning to finance some or all of the capital expenditures in Fiscal 2004.

            Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.

            PROSPECTS FOR THE FUTURE

            The Company has several generic products under development. These products are all orally-administered, solid-dosage (i.e. tablet/capsule) products designed to be generic equivalents to brand named innovator drugs. The Company's developmental drug products are intended to treat a diverse range of indications. One of these developmental products, an orally-administered obesity product, represents a generic ANDA currently owned by the Company, but not currently manufactured and distributed for commercial consumption. As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market. These ANDAs are simply dormant on the Company's records. Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it. If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other features are feasible in the Company's current environment. Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of a significant change in the manufacturing process, the formulation, the raw material supplier or another major feature of the previously-approved ANDA. The Company would then redevelop the product and submit it to the FDA for supplemental approval. The FDA's approval process for ANDA supplements is similar to that of a new ANDA.

            Another developmental product is a new ANDA submitted to the FDA in July 2003 for approval. This ANDA is for an orally-administered prescription capsule product to treat obesity. The FDA has recently disclosed that the average amount of time to review and approve a new ANDA is approximately eighteen months. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin commercially producing and shipping this product.

            The remainder of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs). The products under development are at various stages in the development cycle -- formulation, scale-up, and/or clinical testing. Depending on the complexity of the active ingredient's chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies. It can range from $100,000 to $1 million. Some of Lannett's developmental products require bioequivalence studies, while others do not -- depending on the FDA's Orange Book classification. The Orange Book is the FDA's reference list for drug products. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

            In addition to the efforts of its internal product development group, Lannett has contracted with two outside firms (Pharmatek Laboratories Inc. in California and The PharmaNetwork LLC in New Jersey) for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle -- formulation, analytical method development and testing and manufacturing scale-up. These products are orally-administered solid dosage products intended to treat a diverse range of medical indications. It is the Company's intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company's own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to compliment the progress of its own internal R&D efforts.

            The Company is also developing a drug product that does not require FDA approval. The FDA allows generic manufacturers to manufacture and sell products which are equivalent to innovator drugs that are grand-fathered, under FDA rules, prior to the passage of the Hatch-Waxman Act of 1984. The FDA allows generic manufacturers to produce and sell generic versions of such grand-fathered products by simply performing and internally documenting the product's stability over a period of time. Under this scenario, a generic company can forego the time and costs related to a FDA-mandated ANDA approval process. The Company currently has one product under development in this category. The developmental drug is an orally-administered solid dosage prescription product.

            The Company has also contracted with Spectrum Pharmaceuticals Inc., based in California, to market generic products developed and manufactured by Spectrum and/or its partners. The first applicable product under this agreement is ciprofloxacin tablets, the generic version of Cipro(R), an anti-bacterial drug marketed by Bayer Corporation prescribed to treat infections. The Company has also initiated discussions with other firms for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

            The majority of the Company's R&D projects are being developed in-house under Lannett's direct supervision and with Company personnel. Hence, the Company does not believe that its outside contracts for product development, including those for Pharmatek Laboratories Inc. and The PharmaNetwork LLC, or manufacturing supply, including Spectrum Pharmaceuticals Inc., are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

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

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the nine months ended March 31, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

      (b) On January 20, 2004, the Company filed a Form 8-K disclosing in Item 7 and Item 12 thereof and including as an exhibit the press release announcing its results of operations for the quarter ended and the six months ended December 31, 2003.

      (c)   On February 17, 2004, the Company filed a Form 8-K disclosing in
            Item 1 that William Farber, the Chief Executive Officer and Chairman of the Board of Lannett Company, Inc has granted an irrevocable option to Perrigo Company to purchase all of his shares (13,306,129 shares which represents 66.27% of the outstanding Common Stock of the Company) of Lannett Company, Inc. for $14.56 per share plus contingent additional consideration. In addition the Form 8-K, disclosed in Item 7 thereof and included as an exhibit the Stock Purchase Option Agreement dated as of February 4, 2004 by and among William Farber, Audrey Farber and Perrigo Company.

                                    SIGNATURE

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LANNETT COMPANY, INC.

Dated: May 10, 2004       By: /s/ Larry Dalesandro
                              ------------------------------------
                              Larry Dalesandro
                              Chief Financial Officer

                          By: /s/ William Farber
                              ------------------------------------
                              William Farber
                              Chairman of the Board and Chief Executive Officer

                                  EXHIBIT INDEX

 2.1  Agreement between Lannett Company,              Incorporated by reference to Exhibit 2.1       -
      Inc. and Jerome Stevens Pharmaceuticals         to Form 8-K dated April 20, 2004

  10  Employment Agreement between Lannett            Filed Herewith                             27-34
      Company, Inc. and Arthur Bedrosian

  11  Computation of Per Share Earnings               Filed Herewith                             35-36

31.1  Certification of Chief  Executive Officer       Filed Herewith                             37-38
      Pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial Officer        Filed Herewith                             39-40
      Pursuant to Section 302 of the Sarbanes-Oxley
      Act of 2002

  32  Certifications of Chief Executive Officer       Filed Herewith                                41
      and Chief Financial Officer Pursuant
      to Section 906 of the Sarbanes-Oxley Act of
      2002