Form 10KSB/A
period 2003-06-30
LANNETT CO INC
filed 2004-06-17
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM____________ TO

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                    Yes [ ] No [X]

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

                                                              Page 1 of 30 pages
                                                         Exhibit Index on Page 4

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LANNETT COMPANY, INC.

Date: June 17, 2004                      By: /s/ William Farber
                                             -----------------------------------
                                               William Farber,
                                               Chairman of the Board and
                                               Chief Executive Officer

Date: June 17, 2004                      By: /s/ Larry Dalesandro
                                             -----------------------------------
                                               Larry Dalesandro,
                                               Chief Financial Officer
                                               Chief Accounting Officer

Date: June 17, 2004                      By: /s/ Arthur Bedrosian
                                             -----------------------------------
                                               Arthur Bedrosian,
                                               President

Date: June 17, 2004                      By: /s/ Marvin Novick
                                             -----------------------------------
                                               Marvin Novick,
                                               Director

Date: June 17, 2004                      By: /s/ Ronald West
                                             -----------------------------------
                                               Ronald West,
                                               Director

Date: June 17, 2004                      By: /s/ Myron Winkelman
                                             -----------------------------------
                                               Myron Winkelman,
                                               Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                      Date
          ---------                                      ----
/s/ William Farber                                  June 17, 2004
--------------------------------------
William Farber,
Chairman of the Board of Directors and
Chief Executive Officer

/s/ Larry Dalesandro                                June 17, 2004
----------------------------------------
Larry Dalesandro,
Chief Financial Officer

/s/ Arthur Bedrosian                                June 17, 2004
----------------------------------------
Arthur Bedrosian,
President

/s/ Marvin Novick                                   June 17, 2004
-------------------------------------
Marvin Novick,
Director

/s/ Ronald West                                     June 17, 2004
-----------------------------------
Ronald West,
Director

/s/ Myron Winkelman                                 June 17, 2004
---------------------------------------
Myron Winkelman,
Director

SECTION AMENDED:

The Company hereby amends the Exhibit Index, as set forth herein, and files a new Exhibit 10.9

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

 10.1      Line of Credit Note dated March        Incorporated by reference to Exhibit 10(ad) to         -
           11, 1999 between the Company,          the Annual Report on 1999 Form 10-KSB
           Inc. and First Union National
           Bank

 10.2      Philadelphia Authority for             Incorporated by reference to Exhibit 10(ae) to         -
           Industrial Development Taxable         the Annual Report on 1999 Form 10-KSB
           Variable Rate Demand/Fixed Rate
           Revenue Bonds, Series of 1999

 10.3      Philadelphia Authority for             Incorporated by reference to Exhibit 10(af) to         -
           Industrial Development                 the Annual Report on 1999 Form 10-KSB
           Tax-Exempt Variable Rate
           Demand/Fixed Revenue Bonds
           (Lannett Company, Inc. Project)
           Series of 1999

 10.4      Letter of Credit and Agreements        Incorporated by reference to Exhibit 10(ag) to         -
           supporting bond issues between         the Annual Report on 1999 Form 10-KSB
           the Company, Inc. and First
           Union National Bank

 10.5      2003 Stock Option Plan                 Incorporated by reference to the Proxy Statement       -
                                                  for Fiscal Year Ending June 30, 2002

Exhibit
 Number           Description                                Method of Filing                            Page
 ------           -----------                                ----------------                            ----
 10.6      Terms of Employment Agreement          Filed Herewith                                         6-7
           with Kevin Smith

 10.7      Terms of Employment Agreement          Filed Herewith                                         8-15
           with Arthur Bedrosian

 10.8      Terms of Employment Agreement          Filed Herewith                                         16
           with Larry Dalesandro

 10.9      Agreement between Lannett              Filed Herewith                                         17-23
           Company, Inc and Siegfried
           (USA), Inc.

  11       Computation of Earnings Per Share      Filed Herewith                                         24

  13       Annual Report on Form 10-KSB           Incorporated by reference to Exhibit 13 to the         -
                                                  Form 10-KSB for Fiscal 2003

  21       Subsidiaries of the Company            Filed Herewith                                         25

 31.1      Certification of Chief Executive       Filed Herewith                                         26-27
           Officer Pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002

 31.2      Certification of Chief Financial       Filed Herewith                                         28-29
           Officer Pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002

  32       Certifications of Chief                Filed Herewith                                         30
           Executive Officer and Chief
           Financial Officer Pursuant to
           Section 906 of the
           Sarbanes-Oxley Act of 2002