Form 10-K
period 2004-06-30
LANNETT CO INC
filed 2004-09-13
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934
      FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _____________ TO

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Yes [ ] No [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

      Aggregate market value of Common stock held by non-affiliates of the Registrant, as of December 31, 2003 was $95,366,862 based on the closing price of the stock on the American Stock Exchange.

      As of August 18, 2004, there were 24,083,847 shares of the issuer's common stock, $.001 par value, outstanding.

                                                             Page 1 of 101 pages
                                                     Exhibit Index on Page 83-85

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Lannett Company, Inc. (the "Company," "Lannett," "we," or "us") was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania. In 1991, the Company merged into Lannett Company, Inc., a Delaware corporation. The sole purpose of the merger was to reincorporate the Company as a Delaware corporation. The Company develops, manufactures, packages, markets and distributes pharmaceutical products sold under generic chemical names. References herein to a fiscal year refer to the Company's fiscal year ending June 30.

      Historically, the Company has competed for an increasing share of the generic market. During each of the fiscal years ended June 30, 2004, 2003 and 2002, the Company surpassed its historical highs in terms of net sales, gross profit, operating income and net income. This growth is a result of additions to the Company's line of generic products, new customers, higher unit sales, increased product prices and a management focus on minimizing unnecessary overhead and administrative costs. Some of the new generic products sold by Lannett were developed and are manufactured by Lannett while others are manufactured by Jerome Stevens Pharmaceutical, Inc. ("JSP"), one of Lannett's primary suppliers. The products manufactured by Lannett and those manufactured by JSP are identified in the section entitled "PRODUCTS" in Item 1 of this Form 10-K.

      Over the past several years, Lannett has consistently devoted resources to research and development ("R&D") projects, including new generic product offerings. The costs of these R&D efforts are expensed during the periods incurred. However, the Company believes that such investments may be paid back in future years as it submits applications to the Food and Drug Administration ("FDA"), and if it receives marketing approval from the FDA to distribute such products. In addition to using cash generated from its operations, the Company has entered into a number of financing agreements with third parties to provide for additional cash when it is needed. These financing agreements are more fully described in the section entitled "LIQUIDITY AND CAPITAL RESOURCES" in Item 7 of this Form 10-K. The Company has embarked on an industrious plan to grow in future years. In addition to organic growth to be achieved through its own R&D efforts, the Company has also initiated marketing projects with other companies in order to expand future revenue projections. The Company, however, expects that its growing list of generic drugs under development will drive future growth. The Company also intends to use the infrastructure it has created, and to continually devote resources to additional R&D projects. The following strategies highlight Lannett's plan:

RESEARCH AND DEVELOPMENT

There are numerous stages in the generic drug development process:

      1.) Formulation and Analytical Method Development: Once a drug candidate is selected for research, product development scientists perform various experiments on the active ingredient. These experiments include the creation of a number of product recipes to determine which recipe will be most suitable for the Company's subsequent development process. Various recipes, or formulations, are tested in the laboratory to measure results against the innovator drug. During this time, the Company may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients. During the formulation phase, the Company's research and development chemists begin to develop an analytical, laboratory testing method. The successful development of this test method will allow the Company to test developmental and commercial batches of the product in the future. All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the documentation submitted to the FDA in the generic drug application.

      2.) Scale-up: After the product development scientists and the R&D chemists agree on a final formulation to use in moving the drug candidate forward in the developmental process, the company will attempt to increase the batch size of the product. The batch size represents the standard magnitude to be used in manufacturing a batch of the product. The determination of batch size will affect the amount of raw material that is input into the manufacturing process, and the number of expected tablets or capsules to be created during the production sequence. The Company attempts to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections. The scaled-up batch is then generally produced in the Company's commercial manufacturing facilities. During this manufacturing process, the Company will document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product. This information, generally referred to as the validated manufacturing process, will be included in the Company's generic drug application submitted to the FDA.

      3.) Clinical testing: After a successful scale-up of the generic drug batch, the Company then schedules and performs clinical testing procedures on the product. These procedures, which are generally outsourced to third parties, include testing the absorption of the generic product in the human bloodstream, compared to the absorption of the innovator drug. The results of this testing are then documented and reported to the generic company to determine the "success" of the generic drug product. Success, in this context, means the successful comparison of the generic company's product related to the innovator product. Since bioequivalence and a stable formula are the primary requirements for a generic drug approval (assuming the manufacturing plant is in compliance with the FDA's manufacturing quality standards), lengthy and costly clinical trials proving safety and efficacy, which are generally required by the FDA for innovator drug approvals, are unnecessary for generic companies. If the results are successful, the Company will continue the collection of documentation and information for assembly of the drug application.

      4.) Submission of the ANDA for FDA review and approval: The Abbreviated New Drug Application (ANDA) process became formalized under The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. An ANDA represents a generic drug company's application to the FDA to manufacture and/or distribute a drug, which is the generic equivalent to an already-approved brand named ("innovator") drug. Once bioequivalence studies are complete, the generic drug company submits an ANDA to the FDA for marketing approval.

      In a presentation to the Generic Pharmaceutical Association on March 2, 2004, Gary J. Buehler, R.Ph., and Director of the FDA's Office of Generic Drugs, said that the median approval time for a new ANDA for the FDA's Fiscal 2003 year was 17.3 months. However, there is no guarantee that the FDA will approve a company's ANDA or that any approval will be given within this time frame.

      When a generic drug company files an ANDA to the FDA, it must certify that no patents are listed in the Orange Book, the FDA's reference listing of approved drugs, or listed patents have expired. If there are patents covering some aspect of the innovator drug, the applicant must state whether it is seeking approval for marketing after the expiration of the Orange Book patents; or the patents listed therein are invalid, unenforceable, or not infringed -- usually referred to as a Paragraph IV Certification. ANDAs containing Paragraph IV certifications frequently result in legal actions by the innovator drug companies. These legal activities may delay the approval of the generic company's ANDA. Currently, Lannett has not filed any Paragraph IV certifications in its ANDAs because the ANDAs submitted did not contend with any patents for the applicable innovator drugs.

      Over the past several years, the Company has hired additional personnel in product development, production, formulation and the R&D laboratory. Lannett believes that its ability to select appropriate products for development, develop such products on a timely basis, obtain FDA approval, and achieve economies in production will be critical for its success in the generic industry. Generally, Lannett believes in avoiding the well-known "billion dollar drugs". The strategy involves a combination of decisions focusing on long-term profitability and a secure market position with fewer challenges from competitors.

      Competition in generic pharmaceutical manufacturing will continue to grow as more pharmaceutical products lose patent protection. However, the Company believes with strong technical know-how, low overhead expenses, and efficient product development, manufacturing and marketing, it can remain competitive. It is the intention of the Company to reinvest as much capital as possible to develop new products since the success of any generic pharmaceutical manufacturer depends on its ability to continually introduce new generic products to the market. Over time, if a generic drug market for a specific product remains stable and consumer demand remains consistent, it is likely that additional generic manufacturing companies will pursue the generic product by developing it, submitting an ANDA, and potentially receiving marketing approval from the FDA. If this occurs, the generic competition for the drug increases, and a company's market share may drop. In addition to reduced unit sales, the unit selling price may also drop due to the product's availability from additional suppliers. This may have the effect of reducing a generic company's future net sales of the product. Due to these factors that may potentially affect a generic company's future results of operations, the ability to properly assess the competitive effect of new products, including market share, the number of competitors and the generic unit price erosion, is critical to a generic company's R&D plan. A generic company may be able to reduce the potential exposure to competitive influences that negatively affect its sales and profits by having several drug candidates in its R&D pipeline queue. As such, a generic company may be able to avoid becoming materially dependent on the sales of one drug. Unlike the branded, drug-discovery companies, Lannett currently does not own proprietary drug patents. However, the typical intellectual property in the generic drug industry are the ANDAs that generic drug companies own.

VALIDATED PHARMACEUTICAL CAPABILITIES

      Lannett's manufacturing facility consists of 31,000 square feet on 3.5 acres owned by the Company. In July 2003, the Company signed a lease/purchase option agreement for a 63,000 square foot building located at 9001 Torresdale Avenue, Philadelphia, Pennsylvania. On November 26, 2003, the Company exercised its option to purchase the facility. The renovation of the building has been initiated; and the Company expects to begin to move some of its staff and operations into that building in the fall of 2004. Lannett also leases a 24,000 square foot building approximately 2 miles from the Company's headquarters (9000 State Road). This leased facility serves as the Company's main warehousing operation, and also houses certain R&D personnel. This facility's extended lease term initially expired on April 2004. However, the Company has renewed its lease on a short-term basis and will continue to lease this facility until the move to the newly renovated facility on Torresdale Avenue in the fall of 2004.

      Many FDA regulations relating to cGMP (current Good Manufacturing Practices) have been adopted by the Company in the last several years. In designing its facilities, full attention was given to material flow, equipment and automation, quality control and inspection. A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers and high-speed bottle filling are a few examples of the sophisticated product development, manufacturing and packaging equipment the Company uses. In addition, the Company's Quality Control laboratory facilities are equipped with high precision instruments, like automated high-pressure liquid chromatographs, gas chromatographs and laser particle sizers.

      Lannett continues to pursue its comprehensive plan for improving and maintaining quality control and quality assurance programs for its pharmaceutical development and manufacturing facilities. The FDA periodically inspects the Company's production facilities to determine the Company's compliance with the FDA's manufacturing standards. Typically, after the FDA completes its inspection, it will issue the Company a report, entitled a Form 483, containing the FDA's observations of possible violations of cGMP. Such observations may be minor or severe in nature. The degree of severity of the observation is generally determined by the time necessary to remediate the cGMP violation, any consequences upon the consumer of the Company's drug products, and whether the observation is subject to a Warning Letter from the FDA. By strictly enforcing the various FDA guidelines, namely Good Laboratory Practices, Standard Operating Procedures and cGMP, the Company has successfully reduced the number of observations in its latest FDA inspection. The Company believes that such observations are minor in nature, and will be remediated in a timely fashion with no material effect on its future results of operations.

SALES AND CUSTOMER RELATIONSHIPS

      The Company sells its pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups and health maintenance organizations. It promotes its products through direct sales, the Internet, trade shows, trade publications, and bids. The Company also licenses the marketing of its products to other manufacturers and/or marketers in private label agreements.

      In Fiscal 2004, 2003 and 2002, the Company's record sales levels can be attributed to growth in most market segments. The Company continued to expand its sales to the major chain drug stores, including CVS, Eckerd, Rite Aid and Walgreen's. The mail order segment continued to be one of the fastest growing classes of the Company's distribution efforts. Such companies, as Medco Health, Express Scripts, Caremark and AdvancePCS were leaders in the Company's sales growth. Lannett also increased its sales in the wholesaler segment led by AmerisourceBergen, Cardinal Health and McKesson Corporation. Lannett is recognized by its customers as a dependable supplier of high quality generic pharmaceuticals. The Company's policy of maintaining an adequate inventory and fulfilling orders in a timely manner has contributed to this reputation.

MANAGEMENT

      As the Company continues to grow, additional managers will be hired to complement the skilled team. These new managers will serve in a variety of functions, including Research, Sales, Finance, Quality Control, Quality Assurance, Regulatory Compliance and Production. Ultimately, the execution of a sound business strategy requires a capable and knowledgeable management team.

PRODUCTS

As of the date of this filing, the Company manufactured and/or distributed eleven products:

                                       MANUFACTURE
              NAME OF PRODUCT            SOURCE      MEDICAL INDICATION   EQUIVALENT BRAND
-------------------------------------- -----------   ------------------   ----------------
1)  Butalbital, Aspirin and
    Caffeine  Capsules                   Lannett     Migraine Headache    Fiorinal(R)

2)  Butalbital, Aspirin, Caffeine
    with Codeine Phosphate Capsules        JSP       Migraine Headache    Fiorinal(R)

3)  Digoxin Tablets                        JSP       Heart Failure        Lanoxin(R)

4)  Primidone Tablets                    Lannett     Epilepsy             Mysoline(R)

5)  Dicyclomine Tablets/Capsules         Lannett     Irritable Bowels     Bentyl(R)

6)  Acetazolamide Tablets                Lannett     Glaucoma             Diamox(R)

7)  Prednisolone Tablets                 Lannett     Corticosteroid       Not applicable

8)  Diphenoxylate with Atropine Sulfate
    Tablets                              Lannett     Diarrhea             Lomotil(R)

9)  Levothyroxine Sodium Tablets           JSP       Thyroid Deficiency   Levoxyl(R)

10) Unithroid Tablets                      JSP       Thyroid Deficiency   Not applicable

11) Methocarbamol Tablets                Lannett     Muscle Relaxer       Robaxin

      All of the products currently manufactured and/or sold by the Company are ethical, or prescription products. Of the products listed above, Unithroid and those containing butalbital, digoxin, primidone and levothyroxine sodium were the Company's key products, contributing to more than 97%, 95% and 84% of the Company's total net sales in Fiscal 2004, 2003 and 2002, respectively.

      The Company has two products containing butalbital. One of the products, Butalbital with Aspirin and Caffeine capsules has been manufactured and sold by Lannett for more than six years. The other butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules is manufactured by JSP. Lannett began buying this product from JSP and selling it to its customers in December 2001. Both products, which are in orally-administered capsule dosage forms, are prescribed to treat tension headaches caused by contractions of the muscles in the neck and shoulder area and migraine. The drug is prescribed primarily for adults of various demographic backgrounds. Migraine headache is an increasingly prevalent condition in the United States. As conditions continue to grow, the demand for effective medical treatments will continue to grow. Common side effects of drugs which contain butalbital include dizziness and drowsiness. The Company notes that although new innovator drugs to treat migraine headaches have been introduced by brand name drug companies, there is still a loyal following of doctors and consumers who prefer to use butalbital products for treatment. As the brand name companies continue to promote products containing butalbital, like Fiorinal(R), the Company expects to continue to produce and sell its generic butalbital products.

      Digoxin tablets are produced and marketed with two different potencies (0.125 and 0.25 milligrams per tablet). This product is manufactured by JSP. Lannett began buying this product from JSP, and selling it to its customers in September 2002. Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographic backgrounds. The beneficial effects of digoxin result from direct actions on the cardiac muscle, as well as indirect actions on the cardiovascular system mediated by effects on the autonomic nervous system. Side effects of digoxin may include apathy, blurred vision, change in heartbeat, confusion, dizziness, headache, loss of appetite, nausea, vomiting and weakness.

      Primidone tablets are produced and marketed with two different potencies (50 and 250 milligrams per tablet). This product was developed and manufactured by Lannett. Lannett has been manufacturing and selling primidone 250 milligram tablets for more than six years. Lannett began selling primidone 50 milligram tablets in June 2001. Both products, which are in orally-administered tablet dosage forms, are prescribed to treat convulsion and seizures in epileptic patients of all ages and demographic backgrounds. Common side effects of primidone include lack of muscle coordination, vertigo and severe dizziness.

      The Company's products containing levothyroxine sodium tablets are produced and marketed with eleven different potencies (0.025, 0.05, 0.075, 0.088, 0.1, 0.112, 0.125, 0.15, 0.175, 0.2, and 0.3 milligrams per tablet). In addition to generic levothyroxine sodium tablets, the Company also markets and distributes Unithroid tablets, a branded version of levothyroxine sodium tablets, which is also produced and marketed with eleven different potencies. Both levothyroxine sodium products are manufactured by JSP. Lannett began buying generic levothyroxine sodium tablets from JSP, and selling it to its customers in April 2003. In September 2003, the Company began buying the branded Unithroid tablets from JSP and selling it to its customers. Levothyroxine Sodium Tablets are used to treat hypothyroidism and other thyroid disorders. It is currently one of the most prescribed drugs in the United States with over 13 million patients of various ages and demographic backgrounds. Side effects from levothyroxine sodium are rare, but may include allergic reactions, such as rash or hives. With its distribution of these products, Lannett competes in a market which is currently controlled by two branded levothyroxine sodium tablet products -- Abbott Laboratories' Synthroid(R) and Monarch Pharmaceutical's Levoxyl(R). In late June of 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Levoxyl(R). JSP also received a non-approvable letter from the FDA for its supplemental application for generic bioequivalence to Synthroid(R), which is the largest brand name innovator drug for levothyroxine sodium tablets. The Company learned that at least two other generic pharmaceutical companies received approval from the FDA for bioequivalence ratings to Synthroid(R). JSP has appealed the FDA's decision to not approve its supplemental application for bioequivalence to Synthroid(R), and hopes that it will receive the approval shortly.

      Additional products are currently under development. These products are all orally-administered, solid-dosage (i.e. tablet/capsule) products designed to be generic equivalents to brand named innovator drugs. The Company's developmental drug products are intended to treat a diverse range of indications. One of these developmental products, an orally-administered obesity product, represents a generic ANDA currently owned by the Company, but not currently manufactured and distributed for commercial consumption. As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market. These ANDAs are simply dormant on the Company's records. Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling them. If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other features are feasible in the Company's current environment. Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, the raw material supplier or another major feature of the previously-approved ANDA. The Company would then redevelop the product and submit it to the FDA for supplemental approval. The FDA's approval process for ANDA supplements is similar to that of a new ANDA.

      Another developmental product, also an orally-administered obesity product, is a new ANDA submitted to the FDA in July 2003 for approval. In a presentation to the Generic Pharmaceutical Association on March 2, 2004, Gary J. Buehler, R.Ph., and Director of the FDA's Office of Generic Drugs, said that the median approval time for a new ANDA for the FDA's Fiscal 2003 year was 17.3 months. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin commercially producing and shipping this product.

      The remainder of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs). The products under development are at various stages in the development cycle -- formulation, scale-up, and/or clinical testing. Depending on the complexity of the active ingredient's chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies. It can range from $100,000 to $1 million. Some of Lannett's developmental products will require bioequivalence studies, while others will not -- depending on the FDA's Orange Book classification. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

      In addition to the efforts of its internal product development group, Lannett has contracted with an outside firm (The PharmaNetwork LLC in New Jersey) for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle -- formulation, analytical method development and testing and manufacturing scale-up. These products are orally-administered solid dosage products intended to treat a diverse range of medical indications. It is the Company's intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company's own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to complement the progress of its own internal R&D efforts.

      The Company is also developing a drug product that does not require FDA approval. The FDA allows generic manufacturers to manufacture and sell products which are equivalent to innovator drugs which are grand-fathered, under FDA rules, prior to the passage of the Hatch-Waxman Act of 1984. The FDA allows generic manufacturers to produce and sell generic versions of such grand-fathered products by simply performing and internally documenting the product's stability over a period of time. Under this scenario, a generic company can forego the time and costs related to a FDA-mandated ANDA approval process. The Company currently has one product under development in this category. The developmental drug is an orally-administered, prescription solid dosage product.

      The Company has also contracted with Spectrum Pharmaceuticals Inc., based in California, to market generic products developed and manufactured by Spectrum and/or its partners. The first applicable product under this agreement is ciprofloxacin tablets, the generic version of Cipro(R), an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. The Company has also initiated discussions with other firms for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

      The majority of the Company's R&D projects are being developed in-house under Lannett's direct supervision and with Company personnel. Hence, the Company does not believe that its outside contracts for product development, including The PharmaNetwork LLC, or manufacturing supply, including Spectrum Pharmaceuticals Inc., are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

The following table summarizes key information related to the Company's R&D products. The column headings are defined as follows:

      1.) Stage of R&D - Defines the current stage of the R&D product in the development process, as of the date of this filing.

      2.) Regulatory Requirement - Defines whether the R&D product is or is expected to be a new ANDA submission, an ANDA supplement, or a grand-fathered product not requiring specific FDA approval.

      3.) Number of Products - Defines the number of products in R&D at the stage noted. In this context, a product means any finished dosage form, including all potencies, containing the same API or combination of APIs and which represents a generic version of the same Reference Listed Drug (RLD) or innovator drug, identified in the FDA's Orange Book.

STAGE OF R&D                     REGULATORY REQUIREMENT   NUMBER OF PRODUCTS
------------------------------   ----------------------   ------------------
FDA Review                                ANDA                     7
FDA Review                          ANDA supplement                1
Clinical Testing                          ANDA                     4
Scale-Up                             Grand-fathered                1
Scale-Up                            ANDA supplement                5
Scale-Up                                  ANDA                     2
Formulation/Method Development            ANDA                     9

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

      Currently, the Company's only finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 81% of the Company's inventory purchases in Fiscal 2004, 62% in Fiscal 2003 and 26% in Fiscal 2002. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party. During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The Company projects that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement. Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board"); provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation including, but not limited to, complying with the requirements of the Securities and Exchange Commission, the American Stock Exchange and applicable law including the Sarbanes-Oxley Act of 2002. The Agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's products' contribution or potential contribution to the Company's profitability. On April 20, 2004, the investment banker, Donnelly Penman and Partners, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders from a financial point of view. As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP's designees. As a result of the transaction, the Company recorded an intangible asset related to the contract in the amount of $67,040,000. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP.

      Another supplier, Siegfried (USA) Inc., which supplies primidone and butalbital, the raw materials in the Company's commercial products containing the same ingredient name, accounted for 6% of the Company's inventory purchases in Fiscal 2004, 12% in Fiscal 2003 and 30% in Fiscal 2002. Generally, the raw materials purchased from suppliers are available from a number of vendors. The finished products purchased from JSP may not be available from other sources due to the limited number of FDA approvals of competitive products. If suppliers of a certain material or finished product are limited, the Company will generally take certain precautionary steps to avoid a disruption in supply. This includes building a satisfactory inventory level, and obtaining contractual supply commitments. The Company currently has an agreement with Siegfried (USA) Inc. for the supply of primidone. The agreement is a standard supply agreement evidencing the terms of the supply of material. There are no guaranteed purchase volume commitments; however the agreement does require Lannett to purchase 100% of its primidone raw material requirements from Siegfried. The price of the material may vary depending on the quantity of material purchased during the term of the agreement. The term of the agreement is October 1, 2002 through December 31, 2003. As of June 30, 2004, a new agreement with Siegfried (USA) had not yet been executed. The Company continues to purchase raw materials from Siegfried under the terms of the expired purchase agreement which is included in
Exhibit 10.9 of the 2003 Form 10-KSB. The Company is in the process of finalizing a new agreement with Siegfried (USA).

CUSTOMERS AND MARKETING

      The Company sells its products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, drug chains, and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. One customer, Cardinal Health, one of the largest wholesale distributors in the country, accounted for approximately 17% and 13% of net sales in Fiscal 2004 and 2003, respectively. Another customer, McKesson, also a wholesale distributor, accounted for approximately 17% of net sales in Fiscal 2004. Another customer, AmerisourceBergen, another wholesale distributor, accounted for approximately 10% of net sales in Fiscal 2004. Qualitest Pharmaceuticals, a large private-label distributor customer, accounted for 12% and 22% of net sales in Fiscal 2003 and 2002, respectively. United Research Laboratories, another large private-label distributor customer, accounted for 19% of net sales in Fiscal 2002. The Company performs ongoing credit evaluations of its customers' financial condition, and has experienced no significant collection problems to date. Generally, the Company requires no collateral from its customers.

      As previously noted, a significant portion of Lannett's sales were to wholesale customers, such as Cardinal Health. Sales to these wholesale customers include "indirect sales," which represent sales to third-party entities, such as independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. For more information on chargebacks, see the section entitled "Chargebacks" in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies" of this Form 10-K. These indirect sale transactions are recorded on Lannett's books as sales to the wholesale customers. This has the effect of over-emphasizing the sales volume attributable to such wholesaler customers because it includes such "indirect sales." The Company believes that retail-level consumer demand dictates the total volume of sales for various products. In the event that the Company's wholesale and retail customers adjust their purchasing volumes, the Company believes that consumer demand will be fulfilled by other wholesale or retail sources of supply. As such, Lannett attempts to obtain strong relationships with most of the major retail chains, wholesale distributors and mail-order pharmacies in order to facilitate the supply of the Company's products through whatever channel the consumer prefers. Although the Company has agreements with several customers governing the transaction terms of its sales, there are no long-term supply agreements with customers which would require them to purchase the Company's products.

      The Company promotes its products through direct sales, the Internet, trade shows, trade publications, and bids. The Company also markets its products through private label arrangements, whereby Lannett produces its products with a label containing the name and logo of a customer. This practice is commonly referred to as private label business. It allows the Company to expand on its own internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers. The focus of the Company's sales efforts is the relationships it creates with its customer accounts. Strong customer relationships have created a positive platform for Lannett to increase its sales volumes. Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers. Historically and in Fiscal 2004, 2003 and 2002, the Company's advertising expenses were immaterial. When the customer and the Company's sales representatives make contact, the Company will generally offer to supply the customer its products at fixed prices. If accepted, the customer's purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets. Once a customer accepts the Company's supply of product, the customer generally expects a high standard of service. This service standard includes shipping product in a timely manner on receipt of customer purchase orders, maintaining convenient and effective customer service functions and retaining a mutually-beneficial dialogue of communication. The Company believes that although the generic pharmaceutical industry is a commodity industry, where price is the primary factor for sales success, these additional service standards are equally important to the customers that rely on a consistent source of supply.

COMPETITION

      The manufacture and distribution of generic pharmaceutical products is a highly competitive industry. Competition is based primarily on price, service and quality. The Company competes primarily on this basis, as well as by flexibility (reacting to customer needs quickly and decisively -- for example shipping product via overnight delivery when the customer is in critical need of inventory), availability of inventory, and by the fact that the Company's products are available only from a limited number of suppliers. The modernization of its facilities, hiring of experienced staff, and implementation of inventory and quality control programs have improved the Company's competitive position over the past five years.

      The Company competes with other manufacturers and marketers of generic and brand drugs. Each product manufactured and/or sold by Lannett has a different set of competitors. The list below identifies the companies with which Lannett primarily competes for each of its major products.

                        Product                                                    Primary Competitors
-------------------------------------------------------    -----------------------------------------------------------------
 Butalbital with Aspirin and Caffeine, with and without    Watson Pharmaceuticals Inc., Anabolic Laboratories, Inc. (marketed
               codeine phosphate capsules                                 by Breckenridge Pharmaceutical, Inc.)

                    Digoxin tablets                          GlaxoSmithKline, Amide Pharmaceutical, Inc. (marketed by Bertek
                                                             Pharmaceuticals Inc.), Caraco Pharmaceutical Laboratories, Inc.

                   Primidone tablets                                           Watson Pharmaceuticals Inc.

              Levothyroxine Sodium tablets                  Abbott Laboratories, Monarch Pharmaceuticals, Mylan Laboratories,
                                                                                      Inc., Sandoz

                   Unithroid tablets                        Abbott Laboratories, Monarch Pharmaceuticals, Mylan Laboratories,
                                                                                      Inc., Sandoz

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

ABBREVIATED NEW DRUG APPLICATIONS ("ANDA"): An ANDA is similar to an NDA, except that the FDA waives the requirement of complete clinical studies of safety and efficacy, although it may require bioavailability and bioequivalence studies. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the bloodstream needed to produce a therapeutic effect. "Bioequivalence" compares one drug product with another, and indicates if the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved drug. Under the Drug Price Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug, regardless of when such other drug was approved. The Drug Price Act, in addition to establishing a new ANDA procedure, created statutory protections for approved brand name drugs. Under the Drug Price Act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the brand name drug have expired or have been determined to be invalid. Prior to enactment of the Drug Price Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Drug Price Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDAs for generic drugs cannot become effective or, under certain circumstances, cannot be filed if the brand name drug was approved after December 31, 1981. Lannett, like most other generic drug companies, uses the ANDA process for the submission of their developmental generic drug candidates.

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

      The Company is also subject to federal, state and local laws of general applicability, such as laws regulating working conditions, and the storage, transportation or discharge of items that may be considered hazardous substances, hazardous waste or environmental contaminants. The Company monitors its compliance with all environmental laws. Compliance costs are charged against operations when incurred. The Company incurred no monitoring costs during the years ended June 30, 2004, 2003 or 2002.

RESEARCH AND DEVELOPMENT

      The Company incurred research and development expenses of approximately $5,895,000 in 2004, $2,575,000 in 2003 and $1,749,000 in 2002.

EMPLOYEES

      The Company currently has 171 employees, of which 169 are full-time.

SECURITIES EXCHANGE ACT REPORTS

      The Company maintains an Internet website at the following address: www.lannett.com. The Company makes available on or through its Internet website certain reports and amendments to those reports that are filed with the SEC in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This information is available on the Company's website free of charge as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the SEC. The contents of the Company's website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed "filed" under the Securities Exchange Act of 1934.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's headquarters, administrative offices, quality control laboratory, and manufacturing and production facilities, consisting of approximately 31,000 square feet, are located at 9000 State Road, Philadelphia, Pennsylvania.

      In December 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. This facility houses laboratory research, warehousing and distribution operations. The leased facility is located approximately 2 miles from the Company headquarters. In January 2001, the Company extended this lease through April 30, 2004. After that time, the Company renewed the lease again on a short-term basis and will continue to lease this facility until the move to the newly renovated facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania in the fall of 2004.

      On July 1, 2003, the Company entered into a lease/purchase option agreement to purchase a 63,000 square foot facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania, approximately 1 mile from the Company's headquarters. On November 26, 2003, the Company exercised its option to purchase the facility. The Company is planning to move all operations currently performed at 500 State Road to 9001 Torresdale Avenue. In addition to the laboratory research, warehousing and distribution operations currently performed at 500 State Road, other operational functions may be moved from the Company headquarters to 9001 Torresdale Avenue. This move will occur gradually, and will allow the Company to maximize its FDA approved production facility at 9000 State Road for production output.

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

DES CASES

      The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denies coverage for actions alleging involvement of the Company filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or had dismissed approximately 250 claims. An additional 283 claims are currently being defended. At this time, management is unable to estimate a range of loss, if any, related to these actions. Prior settlements have been in the $500 to $3,500 range. Management believes that the outcome of these cases will not have a material adverse impact on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Company's security holders during the quarter ended June 30, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      On April 15, 2002, the Company's common stock began trading on the American Stock Exchange. Prior to this, the Company's common stock traded in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by Pink Sheets LLC. The following table sets forth certain information with respect to the high and low daily closing prices of the Company's common stock during Fiscal 2004 and 2003, as quoted by the American Stock Exchange. Such quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. All share and per share amounts on this Annual Report and Form 10-K have been adjusted to reflect a three-for-two stock split, which was effective on February 14, 2003.

                         FISCAL YEAR ENDED JUNE 30, 2004

                                                                        HIGH    LOW
                                                                       ------  ------
First quarter........................................................  $25.09  $15.65
Second quarter.......................................................  $18.88  $16.40
Third quarter........................................................  $19.00  $15.10
Fourth quarter.......................................................  $17.00  $13.18

                         FISCAL YEAR ENDED JUNE 30, 2003

                                                                        HIGH    LOW
                                                                       ------  ------
First quarter........................................................  $ 7.41  $ 4.63
Second quarter.......................................................  $13.97  $ 5.67
Third quarter........................................................  $15.52  $11.05
Fourth quarter.......................................................  $23.44  $11.36

HOLDERS

      As of August 18, 2004, there were approximately 263 holders of record of the Company's common stock.

      DIVIDENDS

            The Company did not pay cash dividends in Fiscal 2004, Fiscal 2003 or Fiscal 2002. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures. It does not anticipate paying cash dividends in the foreseeable future.

      EQUITY COMPENSATION PLAN INFORMATION

            The following table summarizes the equity compensation plans as of June 30, 2004.

                                                                              Number of securities
                                                                             remaining available for
                                                                              future issuance under
                           Number of securities to be    Weighted average      equity compensation
                            issued upon exercise of     exercise price of       plans (excluding
                              outstanding options,     outstanding options,  securities reflected in
          Plan                warrants and rights      warrants and rights         column (a)
        Category                      (a)                      (b)                    (c)
-------------------------  --------------------------  --------------------  -----------------------
Equity Compensation plans
approved by security
holders                              804,561                  $12.46                1,765,506

Equity Compensation plans
not approved by security
holders                                    -                       -                        -

Total                                804,561                  $12.46                1,765,506

ITEM 6.  SELECTED FINANCIAL DATA

                     Lannett Company, Inc and Subsidiaries.
                              Financial Highlights

AS OF OR FOR THE  YEAR
ENDED JUNE 30,                         2004         2003         2002         2001           2000
                                   ------------  -----------  -----------  ------------   -----------
OPERATING HIGHLIGHTS

Net Revenues                       $ 63,781,219  $42,486,758  $25,126,214  $ 12,090,993   $11,553,457

Gross Profit                       $ 36,924,344  $26,228,964  $16,673,537  $  5,556,229   $ 4,367,018
Operating Income                   $ 20,830,969  $19,060,106  $11,425,483  $  2,042,585   $ 1,269,897
Net Income                         $ 13,215,454  $11,666,887  $ 7,195,990  $  1,829,915   $ 1,044,969
Basic Earnings Per Share           $       0.63  $      0.58  $      0.36  $       0.14   $      0.08
Diluted Earnings Per Share         $       0.63  $      0.58  $      0.36  $       0.14   $      0.08
Weighted Average Shares
 Outstanding, Basic                  20,831,750   19,968,633   19,895,757    13,206,128    13,206,128
Weighted Average Shares
 Outstanding, Diluted                21,053,944   20,121,314   20,018,548    13,206,128    13,206,128

BALANCE SHEET HIGHLIGHTS

Current Assets                     $ 40,143,775  $21,158,048  $ 9,809,630  $  8,618,835   $ 4,284,664
Working Capital                    $ 29,090,146  $17,185,052  $ 6,891,998  $    (69,920)  $ 1,241,945
Total Assets                       $123,019,084  $29,062,544  $16,708,503  $ 15,665,617   $12,558,839
Total Debt                         $ 10,092,857  $ 3,097,802  $ 4,142,538  $ 10,773,222   $11,873,069
Deferred Tax Liabilities           $  1,614,323  $ 1,112,369  $   681,489  $    641,285   $         -
Total Stockholders' Equity         $102,246,991  $21,597,710  $ 9,766,049  $  2,515,685   $   685,770

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time these statements are made. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the Section entitled "Risks

Related to Our Business," and other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings, may affect its actual results.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

RISKS RELATED TO OUR BUSINESS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows

RISKS ASSOCIATED WITH INVESTING IN THE BUSINESS OF LANNETT

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP OR COMMERCIALIZE NEW PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

- developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

- receiving requisite regulatory approvals for such products in a timely manner;

- the availability, on commercially reasonable terms, of raw materials, including active pharmaceutical ingredients and other key ingredients;

- developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent the successful commercialization of new products.

-     experiencing delays or unanticipated costs; and

- commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the off-patent product by up to 30 months, and in some cases, such patents have issued and been listed with the FDA after the key chemical patent on the branded drug product has expired or been litigated, causing additional delays in obtaining approval.

As a result of these and other difficulties, products currently in development by Lannett may or may not receive the regulatory approvals necessary for marketing. If any of our products, when developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

OUR GROSS PROFIT MAY FLUCTUATE FROM PERIOD TO PERIOD DEPENDING UPON OUR PRODUCT SALES MIX, OUR PRODUCT PRICING, AND OUR COSTS TO MANUFACTURE OR PURCHASE PRODUCTS.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our product sales mix. Our sales of products that we manufacture tend to create higher gross margins than do the products we purchase and resell. As a result, our sales mix will significantly impact our gross profit from period to period. Factors that may cause our sales mix to vary include:

-     the amount of new product introductions;

- marketing exclusivity, if any, which may be obtained on certain new products;

-     the level of competition in the marketplace for certain products;

- the availability of raw materials and finished products from our suppliers; and

- the scope and outcome of governmental regulatory action that may involve us.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.

IF BRANDED PHARMACEUTICAL COMPANIES ARE SUCCESSFUL IN LIMITING THE USE OF GENERICS THROUGH THEIR LEGISLATIVE AND REGULATORY EFFORTS, OUR SALES OF GENERIC PRODUCTS MAY SUFFER.

Many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

- pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for additional years or otherwise delay the launch of generics;

-     using the Citizen Petition process to request amendments to FDA standards;

- seeking changes to U.S. Pharmacopoeia, an organization which publishes industry recognized compendia of drug standards;

-     attaching patent extension amendments to non-related federal legislation;
and

- engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing.

If branded pharmaceutical companies are successful in limiting the use of generic products through these or other means, our sales may decline. If we experience a material decline in product sales, our results of operations, financial condition and cash flows will suffer.

THIRD PARTIES MAY CLAIM THAT WE INFRINGE THEIR PROPRIETARY RIGHTS AND MAY PREVENT US FROM MANUFACTURING AND SELLING SOME OF OUR PRODUCTS.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the branded product is expiring, an area where infringement litigation is prevalent, and in the case of new branded products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on terms we believe to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, which could harm our business, financial condition, results of operations and cash flows.

IF WE ARE UNABLE TO OBTAIN SUFFICIENT SUPPLIES FROM KEY SUPPLIERS THAT IN SOME CASES MAY BE THE ONLY SOURCE OF FINISHED PRODUCTS OR RAW MATERIALS, OUR ABILITY TO DELIVER OUR PRODUCTS TO THE MARKET MAY BE IMPEDED.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist. To the extent any difficulties experienced by our suppliers cannot be resolved within a reasonable time, and at reasonable cost, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, our profit margins and market share for the affected product could decrease, as well as delay our development and sales and marketing efforts.

OUR POLICIES REGARDING RETURNS, ALLOWANCES AND CHARGEBACKS, AND MARKETING PROGRAMS ADOPTED BY WHOLESALERS, MAY REDUCE OUR REVENUES IN FUTURE FISCAL PERIODS.

Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer's end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

THE DESIGN, DEVELOPMENT, MANUFACTURE AND SALE OF OUR PRODUCTS INVOLVES THE RISK OF PRODUCT LIABILITY CLAIMS BY CONSUMERS AND OTHER THIRD PARTIES, AND INSURANCE AGAINST SUCH POTENTIAL CLAIMS IS EXPENSIVE AND MAY BE DIFFICULT TO OBTAIN.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against Lannett, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

THE LOSS OF OUR KEY PERSONNEL COULD CAUSE OUR BUSINESS TO SUFFER.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. If the employment of any of our current key personnel is terminated, we cannot assure you that we will be able to attract and replace the employee with the same caliber of key personnel. As such, we have entered into employment agreements with most of our senior executive officers.

RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

The cost of insurance, including workers compensation, product liability and general liability insurance, have risen significantly in the past year and are expected to continue to increase in 2005. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

SIGNIFICANT BALANCES OF INTANGIBLE ASSETS, INCLUDING PRODUCT RIGHTS ACQUIRED, ARE SUBJECT TO IMPAIRMENT TESTING AND MAY RESULT IN IMPAIRMENT CHARGES, WHICH WILL ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our acquired contractual rights to market and distribute JSP's products are stated at cost, less accumulated amortization. We determined the initial cost by referring to the original fair value of the assets exchanged. Future amortization periods for product rights are based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues and contractual terms. Significant changes to any of these factors would require us to perform an impairment test on the affected asset and, if evidence of impairment exists, we would be required to take an impairment charge with respect to the asset. Such a charge would adversely affect our results of operations and financial condition.

RISKS RELATING TO INVESTING IN THE PHARMACEUTICAL INDUSTRY

EXTENSIVE INDUSTRY REGULATION HAS HAD, AND WILL CONTINUE TO HAVE, A SIGNIFICANT IMPACT ON OUR BUSINESS, ESPECIALLY OUR PRODUCT DEVELOPMENT, MANUFACTURING AND DISTRIBUTION CAPABILITIES.

All pharmaceutical companies, including Lannett, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the DEA and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Practice, or cGMP, and other FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. Any such sanctions, if imposed, could materially harm our operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals, will adversely affect our product introduction plans or results of operations. We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write-off the related inventory.

FEDERAL REGULATION OF ARRANGEMENTS BETWEEN MANUFACTURERS OF BRANDED AND GENERIC PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS.

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs. This new requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with branded pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this new requirement and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could adversely affect our business.

THE PHARMACEUTICAL INDUSTRY IS HIGHLY COMPETITIVE.

We face strong competition in our generic product business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product is normally related to the number of competitors in that product's market and the timing of that product's regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins.

SALES OF OUR PRODUCTS MAY CONTINUE TO BE ADVERSELY AFFECTED BY THE CONTINUING CONSOLIDATION OF OUR DISTRIBUTION NETWORK AND THE CONCENTRATION OF OUR CUSTOMER BASE.

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Lannett.

For the year ended June 30, 2004, our three largest customers accounted for 17%, 17% and 10% respectively, of our net revenues. The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, the Company has no long-term supply agreements with its customers which would require them to purchase our products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      In addition to historical information, this Form 10-K contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances, which arise later. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly reports on Form 10-Q to be filed by the Company in Fiscal 2005, and any Current Reports on Form 8-K filed by the Company. All share and per share amounts on this Annual Report and Form 10-K have been adjusted to reflect a three-for-two stock split, which was effective on February 14, 2003.

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

REVENUE RECOGNITION

      The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $8,885,000 at June 30, 2004 and $2,772,000 at June 30, 2003.
The change in the reserves for various sales adjustments was not proportionally equal to the change in sales because of changes in the product mix and the customer mix. Provisions for rebates, promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels and contract terms. Provisions for other customer credits, such as price adjustments, returns and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health in estimating future returns and other credits. These provisions are discussed in more detail below and in the Notes to the Consolidated Financial Statements.

      CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen and McKesson Corporation, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when it believes that actual chargebacks may differ from estimated reserves.

      REBATES - Rebates are offered to the Company's key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers' individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.

      RETURNS - Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date, in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns, and makes adjustments when it believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase.

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

The following table identifies the reserves for each major category of revenue allowance and a summary of the activity:

         Reserve Category/           Chargebacks      Rebates      Returns      Other         Total
-----------------------------------  ------------   -----------   ---------   ---------   ------------
Reserve Balance as of June 30, 2003  $  1,638,000   $   889,900   $ 210,200   $  33,900   $  2,772,000

Actual  Credits  Issued-Related  to
Sales Recorded in Fiscal 2003          (1,604,000)   (1,166,400)   (182,700)          -     (2,953,100)

Actual  Credits  Issued-Related  to
Sales Recorded in Fiscal 2004         (12,447,000)   (2,723,200)    (60,100)   (410,000)   (15,640,300)

Additional  Reserves Charged to Net
Sales During Fiscal 2004               18,897,500     4,863,900     480,600     464,400     24,706,400

Reserve Balance as of June 30, 2004  $  6,484,500   $ 1,864,200   $ 448,000   $  88,300   $  8,885,000
                                     ============   ===========   =========   =========   ============

      The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s) and resell the product to its own customers. The Company's customer will continually reorder the product as its warehouse is depleted. Lannett generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding extra inventory. As such, Lannett's customers continually reorder the Company's products. It is common for Lannett's customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers' warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer's product is considered. Otherwise, retail prescriptions would be filled with competitors' products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers, and net of any estimated returns and other credits, at the time of shipment. The Company's products have either 24 months or 36 months shelf-life at the time of manufacture. The Company monitors its customers' purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer's resale efforts. The Company will attempt to minimize any potential return (or shelf life issues) by maintaining an active dialogue with its customers.

      The products that the Company sells are generic versions of brand named drugs. The consumer markets for such drugs are well-established markets with many years of historically-confirmed consumer demand. Such consumer demand may be affected by several factors, including alternative treatments, cost, etc. However, the effects of changes in such consumer demand for Lannett's products, like generic products manufactured by other generic companies, are gradual in nature. Any overall decrease in consumer demand for generic products generally occurs over an extended period of time. This is because there are thousands of doctors, prescribers, third-party payers, institutional formularies and other buyers of drugs that must change prescribing habits, and medicinal practices before such a decrease would affect a generic drug market. If the historical data the Company uses, and the assumptions management makes to calculate its estimates of future returns, chargebacks and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

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

RESULTS OF OPERATIONS - FISCAL 2004 COMPARED TO FISCAL 2003

      Net sales increased by 50%, from $42,486,758 in Fiscal 2003 to $63,781,219 in Fiscal 2004. Sales increased as a result of additions to the Company's prescription line of products, including Digoxin tablets, first marketed in September 2002, Levothyroxine Sodium tablets, first marketed in April 2003 and Unithroid tablets, first marketed in August 2003. These product additions had the effect of increasing the total net sales for Fiscal 2004 as compared to Fiscal 2003 due to the fact the Company sold the products for longer periods of time in the twelve months ended June 30, 2004. These product additions accounted for approximately $20.5 million of the increase in net sales from Fiscal 2003 to Fiscal 2004. Additionally, sales of a portion of the Company's previously marketed products, such as Primidone tablets, Butalbital with Aspirin and Caffeine with Codeine capsules and Dicyclomine tablets increased by approximately $4.8 million from Fiscal 2003 to Fiscal 2004 as a result of new customer accounts, increased unit sales and increased unit sales prices. The Company from time to time will raise its sales prices if there is an increase in the price of the brand named drug. Generally, the Company sells its products at the accepted market prices for such products. If the competitive environment changes, the Company monitors such changes to determine the effect on the market prices for its products. Such changes may include new competitors, fewer competitors, or an increase in the price of the innovator drug. The increase in sales of a portion of the Company's products was partially offset by a decrease in sales of certain other products, including Butalbital with Aspirin and Caffeine capsules (which decreased $3.9 million) due to increased competition and a discontinuation of Pseudoephedrine Hydrochloride tablets (which resulted in a loss of sales of $681,000).

      The Company sells its products to customers in various categories. The table below identifies the Company's net sales to each category.

                                               Fiscal 2003 Net  Fiscal 2002 Net
  Customer Category     Fiscal 2004 Net Sales       Sales            Sales
----------------------  ---------------------  ---------------  ---------------
Wholesaler/Distributor      $43.0 million       $20.6 million    $10.4 million

     Retail Chain           $12.1 million       $ 9.9 million    $ 3.3 million

 Mail-Order Pharmacy        $ 4.3 million       $ 2.6 million    $ 1.1 million

    Private Label           $ 4.4 million       $ 9.4 million    $10.3 million
                            -------------       -------------    -------------

        Total               $63.8 million       $42.5 million    $25.1 million

Sales in every category, with the exception of `Private Label,' increased each of the past three years. This is a result of the factors described in the previous paragraph. Sales to `Private Label' customers decreased in Fiscal 2004 and 2003 as a result of the Company's successful efforts in growing the Lannett label accounts. Increasing sales to customers that purchased the Lannett label products (i.e. the `Wholesale,' `Retail' and `Mail-Order' customer categories) had the effect of reducing sales to `Private Label' customers.

      Cost of sales increased by 65%, from $16,257,794 in Fiscal 2003 to $26,856,875 in Fiscal 2004. The cost of sales increase is due to an increase in direct variable costs and certain indirect costs as a result of the increase in sales volume, and related production activities. These costs include raw materials/cost of finished goods purchased and resold, which increased approximately $8,613,000, labor and benefits expenses, which increased by approximately $1,641,000 and other miscellaneous production-related expenses which increased in total by approximately $345,000. Gross margins decreased from 62% in Fiscal 2003 to 58% in Fiscal 2004. The decrease in gross profit margins is a result of a decrease in net weighted average prices from some of the Company's products due to increased market competition, increases in direct and indirect costs as well as a change in the product sales mix. During Fiscal 2004, a larger percentage of the Company's total net sales were from products supplied by JSP. The Company's average gross profit margin for products from JSP is less than the average gross profit margin for products internally manufactured. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

      Research and development ("R&D") expenses increased by 129%, from $2,575,178 in Fiscal 2003 to $5,895,096 in Fiscal 2004. This increase is primarily due to an increase in the costs of generic bioequivalence tests which are commonly required for ANDA submissions. The Company incurred approximately $2.3 million in Fiscal 2004 for bioequivalence testing fees, compared to approximately $265,000 in Fiscal 2003. The increase in R&D is also a result of an increase in the number of chemists in the R&D laboratory and the related payroll and benefits expenses, which increased by approximately $1.1 million in Fiscal 2004 as compared to Fiscal 2003 and an increase of raw material consumption of approximately $200,000 used in the development and formulation of new products not yet approved by the FDA.

      Selling, general and administrative expenses increased by 104%, from $4,337,558 in Fiscal 2003 to $8,863,966 in Fiscal 2004. This increase is a result of an increase in the following expenses: payroll/incentive compensation and benefits, which increased by approximately $2.4 million, consulting services, which increased by approximately $343,000(including Sarbanes-Oxley consulting), legal expenses, which increased by approximately $282,000, computer support costs, which increased by approximately $180,000, advertising expenses, which increased by approximately $172,000, travel and entertainment expenses, which increased by approximately $109,000, insurance expenses, which increased by approximately $114,000, investor relations/marketing expenses, which increased by approximately $85,000, directors fees, which increased by approximately $174,000 and miscellaneous other expenses, including utilities, training, general and safety supplies, office supplies, accounting fees, telephone and rent expense. Such miscellaneous expenses comprised the remainder of the increase in selling, general and administrative expenses. The increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales.

     Currently, the Company's only finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 81% of the Company's inventory purchases in Fiscal 2004, 62% in Fiscal 2003 and 26% in Fiscal 2002. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party. During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The Company projects that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement. Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board"); provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation including, but not limited to, complying with the requirements of the Securities and Exchange Commission, the American Stock Exchange and applicable law including the Sarbanes-Oxley Act of 2002. The Agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's products' contribution or potential contribution to the Company's profitability. On April 20, 2004, the investment banker, Donnelly Penman and Partners, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders from a financial point of view. As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP's designees. As a result of the transaction, the Company recorded an intangible asset related to the contract in the amount of $67,040,000. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP. The Company will incur non-cash amortization expense for the intangible asset over the term of the contract. For the period April 2004 to June 2004, the Company incurred $1,314,510 of non-cash amortization expense associated with the JSP intangible asset.

      As a result of the items discussed above, the Company increased its operating income by 9%, from $19,060,106 in Fiscal 2003 to $20,830,969 in Fiscal 2004.

      The Company's income tax expense increased from $7,334,740 in Fiscal 2003 to $7,594,316 in Fiscal 2004 as a result of the increase in taxable income.

      The Company reported net income of $13,215,454 for Fiscal 2004, or $0.63 basic and diluted income per share, compared to net income of $11,666,887 for Fiscal 2003, or $0.58 basic and diluted income per share.

RESULTS OF OPERATIONS - FISCAL 2003 TO FISCAL 2002

      Net sales increased by 69%, from $25,126,214 in Fiscal 2002 to $42,486,758 in Fiscal 2003. Sales increased as a result of additions to the Company's prescription line of products, including Prednisolone tablets, first marketed in October 2001, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, first marketed in December 2001, Isoniazid tablets, first marketed in January 2002, Digoxin tablets, first marketed in September 2002 and Levothyroxine Sodium tablets, first marketed in April 2003. These product additions had the effect of increasing the total annual sales in Fiscal 2003, compared to Fiscal 2002, due to the fact that the Company sold the products for longer periods of time in Fiscal 2003, compared to Fiscal 2002. Of these product additions, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets accounted for approximately $9.7 million of the increase in net sales from Fiscal 2002 to Fiscal 2003. Additionally, sales of a portion of the Company's previously marketed products, including Primidone tablets and Butalbital with Aspirin and Caffeine capsules, increased due to new customer accounts, increased unit sales, and higher unit sales prices. The Company raised its sales prices for Primidone 50 milligram tablets in Fiscal 2003 subsequent to an increase in the price of the brand named drug. Generally, the Company sells its products at the accepted market prices for such products. If the competitive environment changes, the Company monitors such changes to determine the effect on the market prices for its products. Such changes may include new competitors, fewer competitors, or an increase in the price of the innovator drug. The increase in sales of a portion of the Company's products was offset by a decrease of approximately $2.6 million in net sales of certain other products, including pseudoephedrine hydrochloride tablets and guaifenesin/ephedrine hydrochloride tablets.

Due to increased competition for these two products, and the Company's decision to allocate its production capacity to higher margin prescription products, the Company discontinued its production, marketing and distribution of these two products in Fiscal 2003. Such higher margin products included Primidone 50 and 250 milligram tablets and Butalbital with Aspirin and Caffeine capsules.

Cost of sales increased by 92%, from $8,452,677 in Fiscal 2002 to $16,257,794 in Fiscal 2003. The cost of sales increase is due to an increase in direct variable costs and certain indirect overhead costs as a result of the increase in sales volume and related production activities. These costs include raw materials/cost of finished goods purchased and resold, which increased by approximately $6,308,000, labor and benefits expenses, which increased by approximately $1,126,000, depreciation expense, which increased by approximately $140,000 and other miscellaneous production-related expenses, which increased in total by approximately $231,000.

Gross profit margins for Fiscal 2003 and Fiscal 2002 were 62% and 66%, respectively. The decrease in the gross profit percentage is due to the product sales mix. Incremental sales in Fiscal 2003 of some or all of the Company's new products were at gross profit percentages less than the Company's average gross profit percentage from Fiscal 2002. This is a result of more competition for such drugs, and an erosion in generic market pricing for such drugs. During Fiscal 2003, a larger percentage of the Company's total net sales were of JSP-manufactured products, as compared to the percentage of the Company's total net sales during Fiscal 2002. The Company's average gross profit margin for the JSP products is less than the average gross profit margin for products internally manufactured. As such, the change in product sales mix reduced the gross profit percentage in Fiscal 2003. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

      Research and development expenses increased by 47%, from $1,748,631 in Fiscal 2002 to $2,575,178 in Fiscal 2003. This increase is a result of an increase in the cost of clinical bioequivalence testing fees, which increased by approximately $261,000, outsourced product development consulting services, which increased by approximately $300,000, payroll and benefits expenses, which increased by approximately $202,000, raw materials used in the development and formulation of new products not yet approved by the FDA, which increased by approximately $22,000 and miscellaneous other R&D expenses, which increased by a total of approximately $41,000.

      Selling, general and administrative expenses increased by 31%, from $3,298,564 in Fiscal 2002 to $4,337,558 in Fiscal 2003. This increase is a result of an increase in the following expenses: payroll and benefits, which increased by approximately $746,000, consulting services, which increased by approximately $180,000, travel and entertainment expenses, which increased by approximately $95,000, investor relations/marketing expenses, which increased by approximately $166,000, advertising expenses, which increased by approximately $102,000, professional services fees, which increased by approximately $244,000, computer support expenses, which increased by approximately $119,000 and miscellaneous other administrative expenses, which increased by a total of approximately $430,000. These increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales. These increases were partially offset by a decrease in commissions expense to outside sales representatives of approximately $1,043,000. In Fiscal 2002, the Company created its own internal sales and marketing department, replacing the service previously performed by outside sales brokers. At this time, the Company's infrastructure includes employee resources for all of the major administrative functions, with the exception of a general counsel. As the Company continues to grow in the future, it may consider hiring an employee to fulfill this role, which is currently performed by outside professional services firms. During Fiscal 2003, the Company has surpassed its historical highs in terms of net sales, gross profit, operating income, net income and total market capitalization value. This growth is a result of additions to the Company's line of generic products, new customers, higher unit sales, increased product prices and a management focus on minimizing unnecessary overhead and administrative costs. Some of the new generic products sold by Lannett during Fiscal 2003 and Fiscal 2002 were developed and manufactured by Lannett while others are manufactured by JSP, one of Lannett's primary suppliers. The products manufactured by Lannett and those manufactured by JSP are identified in the section entitled "PRODUCTS" in Item 1 of this Form 10-K.

      As a result of the items discussed above, the Company increased its operating income by 67%, from $11,425,483 in Fiscal 2002 to $19,060,106 in Fiscal 2003.

      The Company's income tax expense increased from $3,984,135 in Fiscal 2002 to $7,334,740 in Fiscal 2003 as a result of the increase in taxable income.

      The Company reported net income of $11,666,887 for Fiscal 2003, or $0.58 basic and diluted income per share, compared to net income of $7,195,990 for Fiscal 2002, or $0.36 basic and diluted income per share.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $8,799,197 in Fiscal 2004 was attributable to net income of $13,215,454, as adjusted for the effects of non-cash items (primarily depreciation and amortization) of $2,526,230 and net changes in operating assets and liabilities totaling ($6,942,487). Significant changes in operating assets and liabilities were comprised of:

      1. an increase in accounts receivable of $6,839,406 due to the increase in the Company's net sales for Fiscal 2004. Sales for Fiscal 2004 compared to Fiscal 2003 increased 50%. The days sales in accounts receivable increased primarily due to the Company's decision to extend payment terms to a portion of its customers in the fourth quarter of Fiscal 2004 as a result of compatibility issues related to the Company's exchange of Electronic Data Interchange (EDI) documents with its customers;

      2. an increase in inventories of $4,637,452 due to increases in raw materials and finished goods inventory. Due to the Company's sales growth, additional investments were made in raw material and finished goods inventory. It is the Company's goal to stock an adequate inventory of finished goods and raw materials. Such a strategy will allow the Company to minimize stock-outs and back-orders, and to provide a high level of customer order fulfillment. Additionally, the Company has increased its inventory carrying amounts of certain raw materials and finished products to ensure supply continuity;

      3. an increase in accounts payable of $2,975,438 due to the growth of the Company's purchasing activities to support the overall Company growth, and the Company's receipt of finished goods inventories in the last quarter of Fiscal 2004.

      4. An increase in accrued expenses of $2,898,429 due to an increase in accrued employee incentive compensation costs and an increase in accrued bio-equivalence testing costs.

      The net cash used in investing activities of $10,749,636 for Fiscal 2004 was attributable to the Company's acquisition of its new facility on Torresdale Avenue, purchases and deposits for equipment and payments for building additions. The anticipated capital expenditure requirements will support the Company's growth related to new product introductions and increased production output due to expected higher sales levels.

      In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2004 was 1.27%. At June 30, 2004, the Company had $2,287,802 outstanding on the Authority loan, of which $655,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, Wachovia Bank, National Association (Wachovia), to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2004 no portion of the letter of credit has been utilized.

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

      From November 26, 2003 to the earlier of November 26, 2004 or the date that the Philadelphia Industrial Development Corporation lends the Company up to $1,250,000 as reimbursement for a portion of the acquisition cost of the facility (the "Conversion Date"), the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this mortgage loan, along with any accrued interest, shall be due no later than 15 years from the date of the Conversion Date. As of June 30, 2004, the Company has a principal balance of $2.7 million under the Mortgage Loan.

      The Equipment Loan is a non-revolving facility in which the Company will borrow the funds necessary to finance its capital expenditures. Under the Equipment Loan, the Company will request Wachovia to reimburse a portion of the cost incurred to acquire and setup the equipment. The amount advanced to the Company under the Equipment Loan is limited to no more than 80% of the cost of such equipment. Each advance under the Equipment Loan will immediately convert to a term loan with a maturity date of three to five years, depending on the classification of the equipment acquired. During the term loan, the Company is required to make equal payments of principal and interest. As of June 30, 2004, the Company has outstanding $4,205,055 under the Equipment Loan of which $1,037,973 is classified as currently due.

      Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of June 30, 2004, the Company has outstanding $900,000 under the Construction Loan of which $186,440 is classified as currently due.

      The financing facilities under the 2003 Loan Financing bear interest at a rate equal to the LIBOR Rate plus 150 basis points. The LIBOR Rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of Dollar deposits. As of June 30, 2004, the interest rate for the 2003 Loan Financing was 2.86%.

      The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.

      The Company also has a $3,000,000 line of credit from Wachovia that bears interest at the prime interest rate less 0.25%. The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At June 30, 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The Company does not currently expect to borrow cash under this line of credit in the future due to the available cash on hand, and the cash expected to be provided by its results of operations in the future. The line of credit is collateralized by substantially all Company assets.

      The terms of the line of credit, the Agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.

      As of June 30, 2004, the Company has complied with such terms, and successfully met its financial covenants.

      The Company believes that cash generated from its operations and the balances available under the Company's existing loans and line of credit as of June 30, 2004, are sufficient to finance its level of operations and currently anticipated capital expenditures.

      Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.

PROSPECTS FOR THE FUTURE

      The Company has several generic products under development. These products are all orally-administered, solid-dosage (i.e. tablet/capsule) products designed to be generic equivalents to brand named innovator drugs. The Company's developmental drug products are intended to treat a diverse range of indications. One of these developmental products, an orally-administered obesity product, represents a generic ANDA currently owned by the Company, but not currently manufactured and distributed for commercial consumption. As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market. These ANDAs are simply dormant on the Company's records. Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it. If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other features are feasible in the Company's current environment. Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, the raw material supplier or another major feature of the previously-approved ANDA. The Company would then redevelop the product and submit it to the FDA for supplemental approval. The FDA's approval process for ANDA supplements is similar to that of a new ANDA.

      Another developmental product, also an orally-administered obesity product, is a new ANDA submitted to the FDA in July 2003 for approval. The FDA has recently disclosed that the average amount of time to review and approve a new ANDA is approximately seventeen months. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin commercially producing and shipping this product.

      The remainder of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs). The products under development are at various stages in the development cycle--formulation, scale-up, and/or clinical testing. Depending on the complexity of the active ingredient's chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies. It can range from $100,000 to $1 million. Some of Lannett's developmental products will require bioequivalence studies, while others will not--depending on the FDA's Orange Book classification. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

      In addition to the efforts of its internal product development group, Lannett has contracted with an outside firm (The PharmaNetwork LLC in New Jersey) for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle--formulation, analytical method development and testing and manufacturing scale-up. These products are orally-administered solid dosage products intended to treat a diverse range of medical indications. It is the Company's intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company's own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to compliment the progress of its own internal R&D efforts.

      The Company is also developing a drug product that does not require FDA approval. The FDA allows generic manufacturers to manufacture and sell products which are equivalent to innovator drugs which are grand-fathered, under FDA rules, prior to the passage of the Hatch-Waxman Act of 1984. The FDA allows generic manufacturers to produce and sell generic versions of such grand-fathered products by simply performing and internally documenting the product's stability over a period of time. Under this scenario, a generic company can forego the time and costs related to a FDA-mandated ANDA approval process. The Company currently has one product under development in this category. The developmental drug is an orally-administered, prescription solid dosage product.

      The Company has also contracted with Spectrum Pharmaceuticals Inc., based in California, to market generic products developed and manufactured by Spectrum and/or its partners. The first applicable product under this agreement is ciprofloxacin tablets, the generic version of Cipro(R), an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. The Company has also initiated discussions with other firms for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

      The majority of the Company's R&D projects are being developed in-house under Lannett's direct supervision and with Company personnel. Hence, the Company does not believe that its outside contracts for product development, including The PharmaNetwork LLC, or manufacturing supply, including Spectrum Pharmaceuticals Inc., are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and Independent Auditor Report filed as a part of this Form 10-K are listed in the Exhibit Index filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the year ended June 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

In May 2004, the Company changed the enterprise resource planning (ERP) system that it uses in its daily operations. It converted its database, and operational processing systems to the SAP solution for pharmaceutical manufacturers. In addition to providing the same information that the previous system provided, the Company believes that the new ERP system will improve its operational efficiency, automate its information process and expand its customer service and fulfillment capabilities. Additionally, the new ERP system will allow the Company to retain the control and integrity of its information systems as it grows in the future. There were no other significant changes in the Company's internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company are set forth below:

                     Age               Position
                     ---  ----------------------------------
Directors:

William Farber       72    Chairman of the Board and Chief
                                   Executive Officer

Marvin Novick        73                Director

Ronald A. West       70                Director

Myron Winkelman      66                Director

Executive Officers:

Arthur P. Bedrosian  58                President

Larry Dalesandro     32         Chief Financial Officer

David Farber         45   Vice President of Special Projects

Jeffrey Farber       44               Secretary

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

      MARVIN NOVICK was elected a Director of the Company in February 2000. Mr. Novick has been an advisor, consultant and financial planner for multiple companies in the past thirty-five years. He is currently President of R&M Resources, Inc., an investment and consulting services company. He has served in this position of this private company since 1988. From 1984 to 1987, he served as Vice Chairman of Dura Corporation, a major automotive supplier. From 1969 to 1971, he served as Chief Financial Officer of Meadowbrook Insurance Company. In addition to these positions, he served as Partner of international accounting firms, J.K. Lasser & Co., and Touche Ross & Co, and Senior Vice President of Michigan Blue Shield, a major healthcare organization. Mr. Novick holds Bachelor's and Master's Degrees, and is a member of the American Institute of Certified Public Accountants.

      RONALD A. WEST was elected a Director of the Company in January 2002. Mr. West is currently a Director of Beecher Associates, an industrial real estate investment company, R&M Resources, an investment and consulting services company and North East Staffing, Inc., an employee services company. Prior to this, from 1983 to 1987, Mr. West served as Chairman and Chief Executive Officer of Dura Corporation, an original equipment manufacturer of automotive products and other engineered equipment components. In 1987, Mr. West sold his ownership position in Dura Corporation, at which time he retired from active management positions. Mr. West was employed at Dura Corporation since 1969. Prior to this, he served in various financial management positions with TRW, Inc., Marlin Rockwell Corporation and National Machine Products Group, a division of Standard Pressed Steel Company. Mr. West studied Business Administration at Michigan State University and the University of Detroit.

      MYRON WINKELMAN, R. PH. was elected a Director of the Company in June 2003. Mr. Winkelman has significant career experience in various aspects of pharmacy and health care. He is currently President of Winkelman Management Consulting (WMC), which provides consulting services to both commercial and governmental clients. He has served in this position since 1994. Mr. Winkelman has recently managed multi-state drug purchasing initiatives for both Medicaid and state entities. Prior to creating WMC, he was a senior executive with ValueRx, a large pharmacy benefits manager, and served for many years as a senior executive for the Revco, Rite Aid and Perry Drug chains. While at ValueRx, Mr. Winkelman served on the Board of Directors of the Pharmaceutical Care Management Association. He belongs to a number of pharmacy organizations, including the Academy of Managed Care Pharmacy and the Michigan Pharmacy Association. Mr. Winkelman is a registered pharmacist and holds a Bachelor of Science Degree in Pharmacy from Wayne State University.

      ARTHUR P. BEDROSIAN, J.D. was elected President of the Company in May 2002. Prior to this, he served as the Company's Vice President of Business Development from January 2002 to April 2002, and as a Director from February 2000 to January 2002. Mr. Bedrosian has operated generic drug manufacturing, sales, and marketing businesses in the healthcare industry for many years. Prior to joining the Company, from 1999 to 2001, Mr. Bedrosian served as President and Chief Executive Officer of Trinity Laboratories, Inc., a medical device and drug manufacturer. Mr. Bedrosian also operated Pharmaceutical Ventures Ltd, a healthcare consultancy and Interal Corporation, a computer consultancy to Fortune 100 companies. Mr. Bedrosian holds a Bachelor of Arts Degree in Political Science from Queens College of the City University of New York and a Juris Doctorate from Newport University in California.

      LARRY DALESANDRO was elected Chief Financial Officer of the Company in June 2003, and Treasurer in December 2003. Prior to this, he served as the Company's Chief Operating Officer from November 1999 to June 2003. Mr. Dalesandro joined the Company in January 1999 to manage the Company's financial operations. Previously, he was the Controller and Director of Financial Reporting of Criterion Communications, Inc., a technology and new media services firm, Controller of Crown Contractors, Inc., a contract construction company, and Senior Auditor of Grant Thornton LLP, an international professional services firm. Mr. Dalesandro graduated Magna Cum Laude with a Bachelor's of Science Degree in Accountancy from Villanova University, and is a Certified Public Accountant.

      DAVID FARBER was elected Treasurer of the Company in August 2003. In December 2003, Mr. Farber's position was changed to Vice President of Special Projects. Previous to this, Mr. Farber was the Principal and President of The Vitamin Outlet, Inc. (from 1996 to 2002) and Vital Foods, Inc. (from 1990 to
1994), both successful multi-store vitamin and health food distribution companies in the Detroit, Michigan area. Both companies were successfully sold to large regional wholesalers. Prior to that, Mr. Farber was employed by Michigan Pharmacal Corporation for 13 years, where he served in various management positions, including Executive Vice President and Production Manager.

      JEFFREY FARBER was elected Secretary of the Company in August 2003. For the past five years, Mr. Farber has served as the President and owner of Auburn Pharmaceutical, a national generic pharmaceutical distributor. Prior to this he served as a President of Major Pharmaceutical and held various positions at Michigan Pharmacal Corporation. Mr. Farber graduated from Western Michigan University with a Bachelor of Science Degree in Business, and participated in the Pharmacy Management Graduate Program at Long Island University.

SIGNIFICANT EMPLOYEES

      In addition to the directors and executive officers, the following table identifies certain key employees of the Company.

       Name        Age                Position
-----------------  ---  -------------------------------------
Kevin Smith        44   Vice President of Sales and Marketing

Bernard Sandiford  75        Vice President of Operations

William Schreck    55        Vice President of Logistics

      KEVIN SMITH joined the Company in January 2002 as Vice President of Sales and Marketing. Prior to this, from 2000 to 2001, he served as Director of National Accounts for Bi-Coastal Pharmaceutical, Inc., a pharmaceutical sales representation company. Prior to this, from 1999 to 2000, he served as National Accounts Manager for Mova Laboratories Inc., a pharmaceutical manufacturer. Prior to this, from 1991 to 1999, Mr. Smith served as National Sales Manager at Sidmak Laboratories, a pharmaceutical manufacturer. Mr. Smith has extensive experience in the generic sales market, and brings to the Company a vast network of customers, including retail chain pharmacies, wholesale distributors, mail-order wholesalers and generic distributors. Mr. Smith has a Bachelors' Degree in Business Administration from Gettysburg College.

      BERNARD SANDIFORD joined the Company in November 2002 as Vice President of Operations. Prior to this, from 1998 to 2002, he was the President of Sandiford Consultants, a firm specializing in providing consulting services to drug manufacturers for Good Manufacturing Practices and process validations. His previous employment included senior operating positions with Halsey Drug Company, Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc., and Revlon

Health Care Group. In addition to these positions, Mr. Sandiford performed various consulting assignments regarding Good Manufacturing Practices for several companies in the pharmaceutical industry. Mr. Sandiford has a Bachelors of Science Degree in Chemistry from Long Island University.

      WILLIAM SCHRECK joined the Company in January 2003 as Materials Manager. In May 2004, he was promoted to Vice President of Logistics. Prior to this, from 1999 to 2001, he served as Vice President of Operations at Nature's Products, Inc., an international nutritional and over-the-counter drug product manufacturing and distribution company. Mr. Schreck's prior experience also includes executive management positions at Ivax Pharmaceuticals, Inc., a division of Ivax Corporation, Zenith-Goldline Laboratories and Rugby-Darby Group Companies, Inc. Mr. Schreck has a Bachelor of Arts Degree from Hofstra University.

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

      Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2004, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except for the following:

      On June 22, 2004, David Farber reported a purchase of shares on June 14, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table summarizes all compensation paid to or earned by the named executive officers of the Company for Fiscal 2004, Fiscal 2003 and Fiscal 2002.

                                                                                          Long Term Compensation
                                                                                     -------------------------------
                                 Annual Compensation                                         Awards          Payouts
-----------------------------------------------------------------------------------  ----------------------- -------
                                                                                                     (g)
                                                                                                  Securities
                     (a)                                                                 (f)         Under-     (h)          (i)
                  Name and                  (b)                             (e)      Restricted      lying     LTIP      All Other
                  Principal               Fiscal    (c)         (d)    Other Annual    Stock        Options/  Payouts   Compensation
                  Position                 Year   Salary       Bonus   Compensation   Award(s)       SARs      Amount     Amounts
----------------------------------------  ------  -------     -------  ------------  ----------   ----------  -------   ------------
William Farber                             2004         0           0        0            0         87,500       0       26,000(6)
Chairman of the Board of Directors and     2003         0           0        0            0         37,500       0        3,000(6)
Chief Executive Officer                    2002         0           0        0            0              0       0        3,000(6)

Arthur P. Bedrosian(2)                     2004   212,548(1)  240,000        0            0        177,900       0            0
President                                  2003   179,175(1)   77,500        0            0        114,600       0            0
                                           2002    64,385           0        0            0              0       0            0

Larry Dalesandro(3)                        2004   135,842(1)  156,000        0            0        129,595       0            0
Chief Financial Officer, Treasurer         2003   134,984(1)   59,675        0            0         74,595       0            0
                                           2002   116,698(1)   25,000        0            0              0       0            0

Eugene Livshits(4)                         2004         0(1)        0        0            0              0       0            0
Vice President of Technical Affairs        2003    67,706(1)   38,874        0            0          7,500       0      141,020(5)
                                           2002   126,715(1)   25,000        0            0              0       0            0

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

      (4) Mr. Livshits joined the Company on February 20, 1997 as Director of Analytical Services. He was elected Vice President of Technical Affairs on November 1, 1999. On January 6, 2003, his employment with the Company was terminated. The Company agreed to pay him severance pay at his current rate through December 31, 2003. See footnote (5).

      (5) This amount represents $76,230 in severance compensation paid from January 1, 2003 through June 30, 2003, plus $64,790 in severance compensation accrued at June 30, 2003.

      (6) These amounts represent payments to Mr. Farber for participation and attendance at Board of Director Meetings.

OPTION/SAR GRANTS IN FISCAL 2004

                               (b)          (c)
                           NUMBER OF     % OF TOTAL
                           SECURITIES   OPTIONS/SARs
                           UNDERLYING    GRANTED TO            (d)
          (a)             OPTIONS/SARs  EMPLOYEES IN  EXERCISE OR BASE PRICE         (e)
          NAME             GRANTED (#)  FISCAL YEAR        ($/SHARE)          EXPIRATION DATE
------------------------  ------------  ------------  ----------------------  ---------------
William Farber               50,000          12%          25,000@$17.36         10/23/2013
Chairman of the Board of                                  25,000@$16.04          5/10/2014
Directors and Chief
Executive Officer

Arthur Bedrosian             63,000          15%          33,000@$17.36         10/23/2013
President                                                 30,000@$16.04          5/10/2014

Larry Dalesandro             55,000          13%          25,000@$17.36         10/23/2013
Chief Financial Officer                                   30,000@$16.04          5/10/2014

David Farber                 22,500          5%           10,000@$17.36         10/23/2013
Vice President of                                         12,500@$16.04          5/10/2014
Special Projects

Jeff Farber                  22,500          5%           10,000@$17.36         10/23/2013
Secretary                                                 12,500@$16.04          5/10/2014

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUES

                                                                           (e)
                                                                        VALUE OF
                                                       (d)             UNEXERCISED
                            (b)                NUMBER OF SECURITIES   IN-THE-MONEY
                           SHARES             UNDERLYING UNEXERCISED   OPTIONS AT
                          ACQUIRED     (c)      OPTIONS AT FY-END        FY-END
           (a)               ON       VALUE        EXERCISABLE/       EXERCISABLE/
          NAME            EXERCISE  REALIZED      UNEXERCISABLE       UNEXERCISABLE
------------------------  --------  --------  ----------------------  -------------
William Farber               0         $0            37,500/            $264,500/
Chairman of the Board of                             50,000             $      0
Directors and Chief
Executive Officer

Arthur Bedrosian             0         $0            38,300/            $290,143/
President                                           139,600             $580,285

Larry Dalesandro             0         $0            24,865/            $175,381/
Chief Financial Officer                             104,730             $350,762

David Farber                 0         $0                 0/            $      0/
Vice President of                                    22,500             $      0
Special Projects

Jeffrey Farber               0         $0                 0/            $      0/
Secretary                                            22,500             $      0

COMPENSATION OF DIRECTORS

      Directors received compensation of $1,000 per Board meeting in Fiscal 2004. Additionally, starting in January of 2004, directors received compensation of $2,500 per month retainer. There were eleven Board meetings held during Fiscal 2004. Additional committees of the Board of Directors included the Audit Committee, the Compensation Committee and the Strategic Planning Committee. Committee members received compensation of $1,000 per Committee meeting in Fiscal 2004. There were four Audit Committee meetings, two Compensation Committee meetings and one Strategic Planning Committee Meeting held during Fiscal 2004. Directors are reimbursed for expenses incurred in attending Board and Committee meetings. Directors also received a monthly allowance of $1,350 to cover the cost of medical benefits insurance, and automobile expenses from July 1, 2003 to December 31, 2003. In addition to the Committees noted, in February 2004, the Board of Directors created a Special Committee, consisting of the three independent Board Directors, to look after the best interests of the shareholders of the Company. The Committee was created after William Farber entered into an option agreement with Perrigo Company, Inc. to potentially acquire all of the shares owned by William Farber and his wife. Special Independent Committee members received $3,000 per meeting. There were fifteen Special Independent Committee meetings held during Fiscal 2004.

Directors also received stock options during Fiscal 2004 as compensation for their services. The following table identifies the stock options granted to directors in Fiscal 2004.

                              (b)            (c)
                           NUMBER OF     % OF TOTAL
                           SECURITIES   OPTIONS/SARs
                           UNDERLYING    GRANTED TO             (d)
           (a)            OPTIONS/SARs  RECIPIENTS IN  EXERCISE OR BASE PRICE        (e)
          NAME            GRANTED (#)    FISCAL YEAR         ($/SHARE)         EXPIRATION DATE
------------------------  ------------  -------------  ----------------------  ---------------
William Farber               50,000          12%           25,000@$17.36         10/23/2013
Chairman of the Board of                                   25,000@$16.04          5/10/2014
Directors and Chief
Executive Officer

Marvin Novick                                              15,000@$17.36         10/23/2013
Director                     35,000          8%            20,000@$16.04          5/10/2014

Ronald West                  40,000          9%            15,000@$17.36         10/23/2013
Director                                                   25,000@$16.04          5/10/2014

Myron Winkelman              35,000          8%            15,000@$17.36         10/23/2013
Director                                                   20,000@$16.04          5/10/2014

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with Arthur Bedrosian, Larry Dalesandro, Kevin Smith and Bernard Sandiford (the "Named Executives"). Each of the agreements provide for an annual base salary and eligibility to receive a bonus. The salary and bonus amounts of the Named Executives are determined by the Board of Directors. Additionally, the Named Executives are eligible to receive stock options, which are granted at the discretion of the Board of Directors, and in accordance with the Company's policies regarding stock option grants.

      Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability. In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between one year and three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth, as of August 18, 2004, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:

                                                            Excluding Options
                                                             and Debentures                 Including Options (*)
                                                             --------------                 ---------------------
    Name and Address of                                   Number          Percent          Number        Percent of
     Beneficial Owner               Office              of Shares         of Class        of Shares        Class
-----------------------------   ---------------        ------------       --------      ------------     ----------
Directors/Executive Officers:

Arthur Bedrosian                   President              406,697(1)        1.69%          450,997(2)       1.86%
9000 State Road
Philadelphia, PA 19136

Larry Dalesandro                Chief Financial               621           0.00%           25,486(3)       0.10%
9000 State Road                     Officer
Philadelphia, PA 19136

William Farber                  Chairman of the        13,519,129(4)       56.13%       13,556,629(5)      55.96%
9000 State Road                      Board
Philadelphia, PA 19136

Marvin Novick                       Director               87,500           0.36%          110,000(6)       0.45%
9000 State Road
Philadelphia, PA 19136

Ronald A. West                      Director                7,310           0.03%           17,258(7)       0.07%
9000 State Road
Philadelphia, PA 19136

Myron Winkelman                     Director                1,000           0.00%            1,000          0.00%
9000 State Road
Philadelphia, PA 19136

David Farber                    Vice President of         136,633(8)        0.56%          136,633          0.56%
9000 State Road                 Special Projects
Philadelphia, PA 19136

Jeffrey Farber                     Secretary              132,870(9)        0.55%          132,870          0.55%
9000 State Road
Philadelphia, PA 19136

All directors and                                      14,291,760          59.32%       14,430,873         59.55%
executive officers as a
group (8 persons)

(1) Includes 31,450 shares owned by Arthur Bedrosian's wife, Shari Bedrosian and 5,700 shares owned by Arthur Bedrosian's daughter, Talin Bedrosian. Mr. Bedrosian disclaims beneficial ownership of these shares.

(2) Includes 12,000 vested options to purchase common stock at an exercise price of $4.63 per share and 32,300 vested options to purchase common stock at an exercise price of $7.97 per share.

(3) Includes 24,865 vested options to purchase common stock at an exercise price of $7.97 per share.

(4) Includes 300,000 shares owned jointly by William Farber and his spouse Audrey Farber

(5) Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share.

(6) Includes 22,500 vested options to purchase common stock at an exercise price of $7.97 per share.

(7) Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share.

(8) Includes 105,025 owned jointly by David and his wife, 15,870 owned by David alone, 7,488 owned for the benefit of David's three children and 8,250 (25% of the total shares) owned by UBS Farber Investment LLC, of which David owns 25%.

(9) Includes 124,470 owned jointly by Jeffrey and his wife, 150 owned for the benefit of Jeffrey's son and 8,250 (25% of the total shares) owned by UBS Farber Investment LLC, of which Jeffrey owns 25%.

      * Assumes that all options exercisable within sixty days have been exercised, which results in 24,222,960 shares outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      William Farber, the Chairman of the Board of Directors and Chief Executive Officer, had provided the Company with a revolving line of credit due December 1, 2002 of $4,250,000, which the Company used to renovate its manufacturing facility, acquire new equipment, retain new management and provide working capital. The line of credit had a stated interest rate equal to the prime interest rate plus 1%. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party. See MANAGEMENT'S DISCUSSION AND ANALYSIS -- Liquidity and Capital Resources." Mr. Farber is currently the holder of 13,519,129 shares of common stock of the Company, or approximately 56% of the Company's issued and outstanding shares. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

      The Company had sales of approximately $590,000, $348,000 and $174,000 during the years ended June 30, 2004, 2003 and 2002, respectively, to a generic distributor, Auburn Pharmaceutical Company (the "related party") in which the owner, Jeffrey Farber, is the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. The Company also incurred sales commissions payable to the related party of approximately $0, and $68,000 during the years ended June 30, 2004 and 2003, respectively. Accounts receivable includes amounts due from the related party of approximately $117,000, and $95,000 at June 30, 2004 and 2003, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

      Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors, was employed by two insurance brokerage companies (the "Insurance Companies") that provide insurance agency services to the Company. The Company paid approximately $499,000, $28,000 and $224,000 during Fiscal 2004, 2003 and 2002, respectively, to the Insurance Companies for various insurance coverage policies. There was approximately $9,400 and $0 due to the Insurance Companies as of June 30, 2004 and 2003, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2004, 2003 and 2002. No relationship exists other than the usual relationship between independent public accountant and client. The following table identifies the fees paid to Grant Thornton LLP in Fiscal 2004, 2003 and 2002.

                    AUDIT-RELATED FEES     TAX FEES      ALL OTHER FEES
 AUDIT FEES                 (1)               (2)              (3)              TOTAL FEES
------------        ------------------     ---------     --------------         ----------
Fiscal 2004:
$92,124                   $5,000           $  29,621       $  38,325            $ 165,070

Fiscal 2003:
$72,561                   $7,700           $  17,816       $  45,343            $ 143,420

Fiscal 2002:
$63,833                   $    0           $  56,087       $  40,378            $ 160,298

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

(3) Other fees include:

      Fiscal 2004 - Fees paid for services rendered in connection with arbitrage calculations on certain tax exempt bond issues, review of stock option documentation, review of S-3 registration statement filing for the four million shares granted to JSP, review of various SEC correspondence and fees for services rendered in connection with the Company's application to various local and state entities for benefits related to the Company's facility expansion.

      Fiscal 2003 - Fees paid for services rendered in connection with the Company's application to various local and state entities for benefits related to the Company's facility expansion; and services rendered in connection with an engagement for interest expense arbitrage calculations on certain tax exempt bond issues.

      Fiscal 2002 - Fees paid for valuation services related to the Company's creation of its wholly-owned subsidiary, Lannett Holdings, Inc.

The non-audit services provided to the Company by Grant Thornton LLP were pre-approved by the Company's audit committee. Prior to engaging its auditor to perform non-audit services, the Company's audit committee reviews the particular service to be provided and the fee to be paid by the Company for such service and assesses the impact of the service on the auditor's independence.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) A list of the exhibits required by Item 601 of Regulation S-K to be filed as of this Form 10-K is shown on the Exhibit Index filed herewith

(b)   Consolidated Financial Statements and Supplementary Data

      The following are included herein:

      Report of Independent Auditors

      Consolidated Balance Sheets as of June 30, 2004 and 2003

      Consolidated Statements of Income for each of the three years in the period ended June 30, 2004

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2004

      Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended June 30, 2004

      Notes to Consolidated Financial

      Statements Supplementary Data (Unaudited)

(c) On April 28, 2004, the Company filed a Form 8-K disclosing Item 7 and Item 12 thereof and including as an exhibit the press release announcing its results of operations for the quarter ended and the nine months ended March 31, 2004.

      On May 5, 2004, the Company filed a Form 8-K disclosing Item 2 and Item 7 thereof and including as an exhibit the agreement and press release announcing that on March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc, (JSP), in Bohemia, New York. The agreement gave the Company the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's products' contribution or potential contribution to the Company's profitability. On April 20, 2004, the investment banker, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's Products' contribution or potential contribution to the Company's profitability.

      On June 14, 2004, the Company filed a Form 8-K/A amending the Form 8-K previously filed on February 17, 2004. The 8-K/A was filed due to the SEC's rejection of the Company's request for confidential treatment related to certain terms in the option agreement between William Farber, the Chief Executive Officer and Chairman of the Board of Lannett Company, Inc and Perrigo Company, Inc. The Form 8-K/A included such previously redacted information.

      On June 25, 2004, the Company filed a Form 8-K disclosing in Item 5 and
      Item 7 thereof and including as an exhibit the press release announcing that Lannett's supplier of its levothyroxine sodium tablet product, Jerome Stevens Pharmaceutical, Inc. (JSP) had received a letter from the United States Food and Drug Administration (FDA) approving JSP's supplemental application for bioequivalence, commonly referred to as an AB rating, to Levoxyl (R), which is marketed by Monarch Pharmaceutical, a division of King Pharmaceuticals, Inc.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LANNETT COMPANY, INC.

Date: September 8, 2004                     By: /s/ William Farber
                                                -----------------------------
                                                    William Farber,
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Date: September 8, 2004                     By: /s/Larry Dalesandro
                                                -----------------------------
                                                   Larry Dalesandro,
                                                   Chief Financial Officer
                                                   Chief Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Date

/s/ William Farber                                        September 8, 2004
--------------------------------------
William Farber,
Chairman of the Board of Directors and
Chief Executive Officer

/s/ Larry Dalesandro                                      September 8, 2004
----------------------------------------
Larry Dalesandro,
Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Lannett Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. and Subsidiaries (a Delaware corporation) as of June 30, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Philadelphia, Pennsylvania
August 13, 2004

CONSOLIDATED BALANCE SHEETS
JUNE 30,

                                                                                   2004            2003
                                                                                   ----            ----
ASSETS

CURRENT ASSETS:
  Cash                                                                        $   8,966,954    $   3,528,511
  Trade accounts receivable (net of allowance for doubtful accounts
  of $260,000 and $128,000, respectively)                                        15,355,887        8,516,481
  Inventories                                                                    12,813,250        8,175,798
  Prepaid taxes                                                                     882,613                -
  Prepaid expenses and other current assets                                       1,016,050          367,400
  Deferred tax assets                                                               942,689          569,858
                                                                              -------------    -------------
           Total current assets                                                  39,977,443       21,158,048

PROPERTY, PLANT AND EQUIPMENT                                                    15,259,693       11,563,303
  Less accumulated depreciation                                                  (5,666,798)      (4,477,928)
                                                                              -------------    -------------
                                                                                  9,592,895        7,085,375

DEFERRED TAX ASSETS                                                                 166,332                -
INTANGIBLE ASSET (Product rights), net of amortization                           65,725,490                -
CONSTRUCTION IN PROGRESS                                                          7,352,821          322,425
OTHER ASSETS                                                                        204,103          496,696
                                                                              -------------    -------------

TOTAL ASSETS                                                                  $ 123,019,084    $  29,062,544
                                                                              =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                           $   1,988,716    $     718,333
  Accounts payable                                                                5,640,054        2,664,616
  Accrued expenses                                                                3,424,859          526,430
  Income taxes payable                                                                    -           63,617
                                                                              -------------    -------------
           Total current liabilities                                             11,053,629        3,972,996

LONG-TERM DEBT, LESS CURRENT PORTION                                              8,104,141        2,379,469

DEFERRED TAX LIABILITY                                                            1,614,323        1,112,369

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock - authorized 50,000,000 shares, par value $0.001; issued and
  outstanding, 24,074,710 and 20,025,871 shares, respectively                        24,075           20,026
  Additional paid-in capital                                                     69,955,855        2,526,077
  Retained earnings                                                              32,267,061       19,051,607
                                                                              -------------    -------------
           Total shareholders' equity                                           102,246,991       21,597,710
                                                                              -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 123,019,084    $  29,062,544
                                                                              =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARES HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30,

                                                                       2004            2003            2002
                                                                       ----            ----            ----
NET SALES                                                          $ 63,781,219    $ 42,486,758    $ 25,126,214

COST OF SALES                                                        26,856,875      16,257,794       8,452,677
                                                                   ------------    ------------    ------------

           Gross profit                                              36,924,344      26,228,964      16,673,537

RESEARCH AND DEVELOPMENT EXPENSES                                     5,895,096       2,575,178       1,748,631
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          8,863,966       4,337,558       3,298,564
AMORTIZATION EXPENSE                                                  1,314,510               -               -
LOSS ON SALE OF ASSETS                                                   19,803         119,279          63,682
LOSS ON IMPAIRMENT/ABANDONMENT OF ASSETS                                      -         136,843         137,177
                                                                   ------------    ------------    ------------

           Operating income                                          20,830,969      19,060,106      11,425,483
                                                                   ------------    ------------    ------------
OTHER INCOME/(EXPENSE):

  Interest income                                                        43,101           2,297          25,135
  Interest expense, including $0, $0 and $131,245 to shareholder        (64,300)        (60,776)       (270,493)
                                                                   ------------    ------------    ------------

                                                                        (21,199)        (58,479)       (245,358)
                                                                   ------------    ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                                     20,809,770      19,001,627      11,180,125

INCOME TAX EXPENSE                                                    7,594,316       7,334,740       3,984,135
                                                                   ------------    ------------    ------------

NET INCOME                                                         $ 13,215,454    $ 11,666,887    $  7,195,990
                                                                   ============    ============    ============

Basic earnings per common share                                    $       0.63    $       0.58    $       0.36
                                                                   ============    ============    ============

Diluted earnings per common share                                  $       0.63    $       0.58    $       0.36
                                                                   ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARES HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2004, 2003  AND 2002

                                         COMMON STOCK
                                 ---------------------------    ADDITIONAL
                                   SHARES                         PAID-IN                             SHAREHOLDERS'
                                   ISSUED          AMOUNT         CAPITAL       RETAINED EARNINGS        EQUITY
BALANCE, JULY 1, 2001            19,809,192    $      19,809   $   2,305,972      $     189,904      $   2,515,685

Exercise of stock options            85,065               85          54,289                  -             54,374
Net income                                -                -               -          7,195,990          7,195,990
                                 ----------    -------------   -------------      -------------      -------------

BALANCE, JUNE 30, 2002           19,894,257           19,894       2,360,261          7,385,894          9,766,049

Exercise of stock options           131,709              132         165,816                  -            165,948
Stock Split-shares
  repurchased due to odd
  quantity holders                      (95)               -                             (1,174)            (1,174)
Net income                                -                -               -         11,666,887         11,666,887
                                 ----------    -------------   -------------      -------------      -------------

BALANCE, JUNE 30, 2003           20,025,871           20,026       2,526,077         19,051,607         21,597,710

Exercise of stock options            36,867               37         232,079                               232,116
Shares issued in connection
  with employee stock
  purchase plan                      11,972               12         161,699                               161,711
Shares issued in connection
  with JSP product rights
  contract                        4,000,000            4,000      67,036,000                            67,040,000
Net Income                                -                -               -         13,215,454         13,215,454
                                 ----------    -------------   -------------      -------------      -------------

BALANCE, JUNE 30, 2004           24,074,710    $      24,075   $  69,955,855      $  32,267,061      $ 102,246,991
                                 ==========    =============   =============      =============      =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,

                                                                      2004            2003           2002
                                                                      ----            ----           ----
OPERATING ACTIVITIES:
  Net income                                                      $ 13,215,454    $ 11,666,887    $  7,195,990
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                  2,506,427         982,188         789,304
      Loss on disposal/impairment of assets                             19,803         256,122         200,859
      Deferred tax (benefit) expense                                   (37,209)        161,390         723,239
  Changes in assets and liabilities which provided (used) cash:
      Trade accounts receivable                                     (6,839,406)     (4,050,596)        (99,297)
      Inventories                                                   (4,637,452)     (3,238,591)     (1,781,098)
      Prepaid taxes                                                   (882,613)              -               -
      Prepaid expenses and other current assets                       (356,057)       (261,230)         24,863
      Accounts payable                                               2,975,438       1,930,632        (183,413)
      Accrued expenses                                               2,898,429        (131,461)         87,972
      Income taxes payable                                             (63,617)       (662,935)        478,443
                                                                  ------------    ------------    ------------

           Net cash provided by operating activities                 8,799,197       6,652,406       7,436,861
                                                                  ------------    ------------    ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       (10,749,636)     (2,618,936)     (1,952,535)
  Deposits paid on machinery and equipment not yet received                  -               -        (187,665)
  Proceeds from sale of property, plant and equipment                        -         375,003          54,000
                                                                  ------------    ------------    ------------

           Net cash used in investing activities                   (10,749,636)     (2,243,933)     (2,086,200)
                                                                  ------------    ------------    ------------
FINANCING ACTIVITIES:
  Net repayments under line of credit                                        -        (202,688)     (1,797,312)
  Repayments under line of credit - shareholder                              -               -      (4,225,000)
  Repayments of debt                                                (1,085,669)       (842,048)       (608,372)
  Proceeds from debt, net of restricted cash released                8,080,724               -       1,225,649
  Proceeds from issuance of stock                                      393,827         165,948          54,374
  Payments made in lieu of stock split                                       -          (1,174)              -
                                                                  ------------    ------------    ------------

           Net cash provided by/(used in) financing activities       7,388,882        (879,962)     (5,350,661)
                                                                  ------------    ------------    ------------
NET INCREASE  IN CASH                                                5,438,443       3,528,511               -

CASH, BEGINNING OF YEAR                                              3,528,511               -               -
                                                                  ------------    ------------    ------------

CASH, END OF YEAR                                                 $  8,966,954    $  3,528,511    $          -
                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid                                                   $     32,102    $     57,688    $    293,323
                                                                  ============    ============    ============

  Income taxes paid                                               $  8,540,546    $  7,436,964    $  2,782,453
                                                                  ============    ============    ============

NON-CASH TRANSACTION: In Fiscal 2004, the Company had a non-cash transaction associated with the JSP Product Rights Contract. For the exclusive rights to all of JSP products, the Company issued 4,000,000 shares to JSP. The Company recorded an intangible asset in the amount of $67,040,000. No cash was exchanged in the transaction.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $8,885,000 at June 30, 2004 and $2,772,000 at June 30, 2003. The change in the reserves for various sales adjustments was not proportionally equal to the change in sales because of changes in the product mix and the customer mix. Provisions for rebates, promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels and contract terms. Provisions for other customer credits, such as price adjustments, returns and chargebacks require management to make subjective judgments.

CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as

Cardinal Health, AmerisourceBergen and McKesson Corporation, increase, the reserve for chargebacks will also generally increase.

However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when it believes that actual chargebacks may differ from estimated reserves.

REBATES - Rebates are offered to the Company's key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers' individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.

RETURNS - Consistent with industry practice, the Company has a product return policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date, in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns, and makes adjustments when it believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase.

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

The following table identifies the reserves for each major category of revenue allowance and a summary of the activity:

         Reserve Category/             Chargebacks       Rebates         Returns          Other           Total
-----------------------------------   -------------   ------------    -------------   -------------   -------------
Reserve Balance as of June 30, 2003   $  1,638,000    $    889,900    $    210,200    $     33,900    $  2,772,000

Actual Credits Issued-Related to
Sales Recorded in Fiscal 2003           (1,604,000)     (1,166,400)       (182,700)              -      (2,953,100)

Actual Credits Issued-Related to
Sales Recorded in Fiscal 2004          (12,447,000)     (2,723,200)        (60,100)       (410,000)    (15,640,300)

Additional Reserves Charged to Net
Sales During Fiscal 2004                18,897,500       4,863,900         480,600         464,400      24,706,400

Reserve Balance as of June 30, 2004   $  6,484,500    $  1,864,200    $    448,000    $     88,300    $  8,885,000
                                      ============    ============    ============    ============    ============

      The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s) and resell the product to its own customers. The Company's customer will continually reorder the product as its warehouse is depleted. Lannett generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding extra inventory. As such, Lannett's customers continually reorder the Company's products. It is common for Lannett's customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers' warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer's product is considered. Otherwise, retail prescriptions would be filled with competitors' products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The Company's products have either 24 months or 36 months shelf-life at the time of manufacture. The Company monitors its customers' purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer's resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

      The products that the Company sells are generic versions of brand named drugs. The consumer markets for such drugs are well-established markets with many years of historically-confirmed consumer demand. Such consumer demand may be affected by several factors, including alternative treatments, cost, etc. However, the effects of changes in such consumer demand for Lannett's products, like generic products manufactured by other generic companies, are gradual in nature. Any overall decrease in consumer demand for generic products generally occurs over an extended period of time. This is because there are thousands of doctors, prescribers, third-party payers, institutional formularies and other buyers of drugs that must change prescribing habits, and medicinal practices before such a decrease would affect a generic drug market. If the historical data the Company uses, and the assumptions management makes to calculate its estimates of future returns, chargebacks and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

INVENTORIES - Inventories are valued at the lower of cost (determined under the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the years ended June 30, 2004, 2003 and 2002 was approximately $1,191,917, $945,000 and $747,000, respectively.

DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for debt costs for the years ended June 30, 2004, 2003 and 2002 was approximately $35,000, $37,000 and $42,000, respectively.

SHIPPING AND HANDLING COSTS - The cost of shipping products to customers is recognized at the time the products are shipped, and is included in COST OF SALES.

RESEARCH AND DEVELOPMENT - Research and development expenses are charged to operations as incurred.

INTANGIBLE ASSETS - On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals,, Inc. (JSP) for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP. The Company will incur annual amortization expense of approximately $6,760,000 for the intangible asset over the term of the contract (10 years). For the period April 2004 to June 2004, the Company incurred $1,314,510 of non-cash amortization expense associated with the JSP intangible asset.

Future annual amortization expense of the JSP intangible asset consists of the following:

Year Ending June 30,     Annual Amortization Expense
--------------------     ---------------------------
    2005                     $  6,760,000
    2006                        6,760,000
    2007                        6,760,000
    2008                        6,760,000
    2009                        6,760,000
    Thereafter                 31,925,490
                             ------------
                             $ 65,725,490

ADVERTISING COSTS - The Company charges advertising costs to operations as incurred. Advertising expense for the years ended June 30, 2004, 2003 and 2002 was approximately $291,000, $118,000 and $16,000, respectively.

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

LONG-LIVED ASSETS - SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. Impairment losses recognized during the years ended June 30, 2004, 2003 and 2002 were $0, $136,843 and $137,177, respectively. The impairment losses recognized during Fiscal 2003 represent a reduction in the net book value of certain leasehold improvements at the 500 State Road facility. The Company has made a decision to move the operations currently performed at this facility to a new facility at 9001 Torresdale Avenue. As a result of this decision, the Company expects to abandon certain leasehold improvements at the 500 State Road building.

CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE - One customer accounted for approximately 17% and 13% of net sales in Fiscal 2004 and 2003. Another customer accounted for approximately 17% of net sales in Fiscal 2004. Another customer accounted for approximately 10% of net sales in Fiscal 2004. Another customer accounted for approximately 12% and 22% of net sales in Fiscal 2003 and Fiscal 2002, respectively. Another customer accounted for 19% of net sales in Fiscal 2002.

One of the Company's products accounted for approximately 17%, 35% and 54%, respectively, of net sales in fiscal years ended June 30, 2004, 2003 and June 30, 2002. Another product accounted for approximately 21% and 26% of net sales in Fiscal year ended June 30, 2004 and 2003. Another product accounted for 22% of the new sales in Fiscal year ended June 30, 2004. The Company expects these percentages to decrease as it continues to market additional products.

Credit terms are offered to customers based on evaluations of the customers' financial condition. Generally, collateral is not required from customers. Accounts receivable payment terms vary, and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts and other reserves as described above. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

STOCK OPTIONS - At June 30, 2004, the Company had two stock-based employee compensation plans (See Note 9). The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.
148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                     FISCAL YEAR ENDED JUNE 30,
                                              2004               2003                2002
Net income, as reported                  $ 13,215,454      $   11,666,887      $   7,195,990
Deduct: Total compensation expense
   determined under fair value-based
   method for all stock awards               (950,658)           (539,029)           (90,302)
Add: Tax savings at effective rate            346,933             208,065             32,148
                                         ------------      --------------      -------------
Pro forma net income                       12,611,729          11,335,923          7,137,836
                                         ============      ==============      =============
Earnings per share:
   Basic, as reported                    $       0.63      $         0.58      $        0.36
                                         ============      ==============      =============
   Basic, pro forma                      $       0.61      $         0.57      $        0.36
                                         ============      ==============      =============
   Diluted, as reported                  $       0.63      $         0.58      $        0.36
                                         ============      ==============      =============
   Diluted, pro forma                    $       0.60      $         0.56      $        0.36
                                         ============      ==============      =============

Note: All share amounts have been restated to reflect a 3 for 2 stock split, effective February 14, 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: expected volatility of 31.2%, 79.1% and 70.6%, respectively; risk-free interest rates between 4.36% and 4.79% for 2004, 3.89% and 4.47% for 2003 and 5.15% for 2002.

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

RECLASSIFICATIONS - Certain reclassifications were made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation.

NOTE 3.   INVENTORIES

Inventories at June 30, 2004 and 2003 consist of the following:

                               2004                   2003
                               ----                   ----
Raw Materials              $   4,195,255          $   2,625,463
Work-in-process                  626,647                992,330
Finished Goods                 7,854,975              4,363,432
Packaging Supplies               136,373                194,573
                           -------------          -------------
                           $  12,813,250          $   8,175,798
                           =============          =============

The preceding amounts are net of inventory obsolescence reserves of $515,000 and $235,246 at June 30, 2004 and 2003, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2004 and 2003 consist of the following:

                                USEFUL LIVES          2004               2003
                                ------------          ----               ----
Land                                  -           $     33,414        $    33,414
Building and improvements       10 - 39 years        3,526,003          3,487,261
Machinery and equipment          5 - 10 years       11,504,877          7,896,058
Furniture and fixtures            5 - 7 years          195,399            146,570
Construction in Progress              -              7,352,821            322,425
                                                  ------------        -----------
                                                  $ 22,612,514        $11,885,728
                                                  ============        ===========

NOTE 5. BANK LINE OF CREDIT

The Company has a $3,000,000 line of credit from Wachovia that bears interest at the prime interest rate less 0.25% (4.00% at June 30, 2004). The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At June 30, 2004 and 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The Company does not currently expect to borrow cash under this line of credit in the future due to the available cash on hand, and the cash expected to be provided by its results of operations in the future. The line of credit is collateralized by substantially all Company assets

NOTE 6. LONG-TERM DEBT

Long-Term debt at June 30, 2004 and 2003 consists of the following

                             2004            2003
                             ----            ----
Tax-exempt Bond Loan     $ 2,287,802     $ 3,097,802
Mortgage Loan              2,700,000               -
Equipment Loan             4,205,055               -
Construction Loan            900,000               -
                         -----------     -----------
                         $10,092,857     $ 3,097,802
Less current portion       1,988,716         718,333
                         -----------     -----------
                         $ 8,104,141     $ 2,379,469
                         ===========     ===========

      In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2004 was 1.27%. At June 30, 2004, the Company has $2,287,802 outstanding on the Authority loan, of which $655,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, Wachovia Bank, National Association (Wachovia), to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2004, no portion of the letter of credit has been utilized

      On November 26, 2003, the Company exercised its option to purchase the facility at 9001 Torresdale Avenue. The purchase price of the facility was approximately $1.9 million. The Company has entered into agreements (the "2003 Loan Financing") with Wachovia to finance the purchase of the building, the renovation and setup of the building, and the Company's other anticipated capital expenditures for Fiscal 2004, including the implementation of its new Enterprise Resource Planning (ERP) system, and a new fluid bed drying process center at its current manufacturing plant at 9000 State Road. The 2003 Loan Financing includes the following:

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

      From November 26, 2003 to the earlier of November 26, 2004 or the date that the Philadelphia Industrial Development Corporation lends the Company up to $1,250,000 as reimbursement for a portion of the acquisition cost of the facility (the "Conversion Date"), the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this mortgage loan, along with any accrued interest, shall be due no later than 15 years from the date of the Conversion Date. As of June 30, 2004, the Company has a principal balance of $2.7 million under the Mortgage Loan.

      The Equipment Loan is a non-revolving facility in which the Company will borrow the funds necessary to finance its capital expenditures. Under the Equipment Loan, the Company will request Wachovia to reimburse a portion of the cost incurred to acquire and setup the equipment. The amount advanced to the Company under the Equipment Loan is limited to no more than 80% of the cost of such equipment. Each advance under the Equipment Loan will immediately convert to a term loan with a maturity date of three to five years, depending on the classification of the equipment acquired. During the term loan, the Company is required to make equal payments of principal and interest. As of June 30, 2004, the Company has outstanding $4,205,055 under the Equipment Loan of which $1,037,973 is classified as currently due.

      Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of June 30, 2004, the Company has outstanding $900,000 under the Construction Loan of which $186,440 is classified as currently due.

      The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR Rate plus 150 basis points. The LIBOR Rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of Dollar deposits. As of June 30, 2004, the interest rate for the 2003 Loan Financing was 2.86%.

      The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.

      The terms of the line of credit, the Agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of June 30, 2004, the Company has complied with such terms, and successfully met its financial covenants.

Annual repayments of debt, including sinking fund requirements, as of June 30, 2004 are as follows:

YEAR ENDING   AMOUNTS PAYABLE
JUNE 30,      TO INSTITUTIONS
2005            $ 1,988,716
2006              2,102,438
2007              1,417,797
2008              1,031,914
2009                967,177
Thereafter        2,584,815
                -----------
                $10,092,857
                ===========

NOTE 7. INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30.

                                  2004            2003           2002
                                  ----            ----           ----
Current Income Taxes
     Federal                  $ 6,054,428     $ 5,928,720    $ 2,733,260
     State and Local Taxes      1,577,097       1,244,630        527,635
                              -----------     -----------    -----------
          Total                 7,631,525       7,173,350      3,260,895

Deferred Income Taxes
     Federal                      (35,349)        153,320        687,078
     State and Local Taxes         (1,860)          8,070         36,162
                              -----------     -----------    -----------
          Total                   (37,209)        161,390        723,240

                Total         $ 7,594,316     $ 7,334,740    $ 3,984,135
                              ===========     ===========    ===========

A reconciliation of the differences between the effective rates and statutory rates is as follows:

                                          2004     2003     2002
                                          ----     ----     ----
Federal income tax at statutory rate      35.0%    35.0%    34.0%
State and local income tax, net            4.9%     6.5%     3.1%
Disqualifying dispositions                -0.8%       -        -
Other                                     -2.6%    -2.9%    -1.5%
                                          ----     ----     ----
Income taxes expense                      36.5%    38.6%    35.6%
                                          ====     ====     ====

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, accumulated amortization and accumulated depreciation.

A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes. A deferred tax liability is recorded for the future liability created by different depreciation methods for financial statement and tax return purposes.

As of June 30, 2004 and 2003, temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                           2004             2003
Deferred tax assets:
  Accrued expenses                                      $     7,020     $    30,077
  Reserves for Accounts Receivable and Inventory            935,669         539,781
  Accumulated Amortization on Intangible Asset              166,332               -
                                                        ===========     ===========
                                                          1,109,021         569,858
Valuation allowance                                               -               -
                                                        -----------     -----------
           Total                                          1,109,021         569,858

Deferred tax liability - Accumulated Depreciation on
   Property, Plant and Equipment                          1,614,323       1,112,369
                                                        ===========     ===========
Net deferred tax liability                              $  (505,302)    $  (542,511)
                                                        ===========     ===========

NOTE 8. EARNINGS PER SHARE

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

                                                    2004                          2003                          2002
                                         ---------------------------   ---------------------------   ---------------------------
                                          NET INCOME       SHARES       NET INCOME      SHARES       NET INCOME        SHARES
                                         (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
Basic earnings per share factors         $13,215,454     20,831,750    $11,666,887     19,968,633    $ 7,195,990     19,895,757
Effect of potentially dilutive option
  plans                                                     222,194                       152,681                       122,791
                                         -----------    -----------    -----------    -----------    -----------    -----------

Diluted earnings per share factors       $13,215,454     21,053,944    $11,666,887     20,121,314    $ 7,195,990     20,018,548
                                         ===========    ===========    ===========    ===========    ===========    ===========

Basic earnings per share                 $      0.63                   $      0.58                   $      0.36
Diluted earnings per share               $      0.63                   $      0.58                   $      0.36

The number of shares have been adjusted for the Company's 3 for 2 stock split in February 2003.

The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the year ended June 30, 2004 was 178,500. These shares have been excluded because the options' exercise price was greater than the average market price of the common stock. There were no anti-dilutive weighted average shares excluded in the computation for 2003 and 2002.

NOTE 9. STOCK OPTIONS

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

In February 2003, the Company adopted the 2003 Incentive Stock Option Plan (the "2003 Plan"). Pursuant to the 2003 Plan, employees and non-employees of the Company may be granted stock options which may qualify as incentive stock options, as well as stock options which are nonqualified. The exercise price of the incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price of nonqualified options may be above or below the fair market value of the common stock on the date of the grant. The options generally vest over a three-year period and expire no later than 10 years from the date of grant. There are 1,125,000 shares reserved for under the 2003 Plan. Of this amount, options for 428,570 and 40,815 shares were granted in Fiscal 2004 and 2003, respectively, and were either exercised by the recipient, or are currently outstanding. Options for 655,615 shares remain available for grants under the Plan.

A summary of the status of the combined options for both the 1993 Plan and the 2003 Plan, as of June 30, 2004 and 2003, and the changes during the years then ended is represented below:

                                                   2004                           2003
                                           -----------------------     --------------------------
                                                      WEIGHTED AVG.                 WEIGHTED AVG.
                                                        EXERCISE                      EXERCISE

                                            SHARES        PRICE          SHARES        PRICE
Outstanding, beginning of year             409,721     $     7.47       151,860       $   0.94
Granted                                    428,570          16.69       398,820           7.82
Exercised                                  (36,867)          6.29      (131,709)          1.26
Terminated                                       -                       (9,250)          3.74
                                           -------                     --------

Outstanding, end of year                   801,424     $    12.45       409,721       $   7.47
                                           =======     ==========       =======       ========
Options exercisable at year-end            179,184     $     7.39        98,025       $   6.82
                                           =======     ==========       =======       ========
Weighted average fair value of options
    granted during the year                            $     8.75                     $   6.48
                                                       ==========                     ========

Note: The number of shares and the prices per share in the above table have been adjusted proportionately, based on the Company's 3 for 2 stock split in February 2003.

             OPTIONS OUTSTANDING AT JUNE 30, 2004     OPTIONS EXERCISABLE AT JUNE 30, 2004
             ------------------------------------     ------------------------------------
EXERCISE      # OF      AVERAGE       AVERAGE          # OF     AVERAGE         AVERAGE
PRICE        SHARES       LIFE     EXERCISE PRICE     SHARES      LIFE       EXERCISE PRICE
$ 0.75         7,400      5.4         $   0.75         7,400       5.4          $   0.75
$ 2.30        10,001      7.5         $   2.30         6,667       7.5          $   2.30
$ 4.63        42,125      8.0         $   4.63        14,042       8.0          $   4.63
$ 7.97       280,203      8.3         $   7.97       140,033       8.3          $   7.97
$11.27        33,125      8.7         $  11.27        11,042       9.7          $  11.27
$18.72         7,500      9.2         $  18.72             0       9.2          $  18.72
$17.36       171,000      9.3         $  17.36             0       9.3          $  17.36
$16.86        37,570      9.8         $  16.86             0       9.8          $  16.86
$16.04       212,500      9.9         $  16.04             0       9.9          $  16.04
             -------                                 -------
             801,424                                 179,184
             =======                                 =======

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

NOTE 10. EMPLOYEE STOCK PURCHASE PLAN

In February 2003, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"). Employees eligible to participate in the ESPP may purchase shares of the Company's stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1,125,000 shares (adjusted for the Company's 3 for 2 stock split in February 2003) of the Company's common stock for issuance under the ESPP. As of June 30, 2004, 11,972 shares have been issued under the ESPP. Employees participating in the ESPP have been granted options to purchase 12,891 shares in Fiscal 2004 and 2,218 shares in Fiscal 2003.

NOTE 11. EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401k plan (the "Plan") covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to each employee's contribution, but not to exceed 3% of the employee's compensation for the Plan year. Contributions to the Plan during the years ended June 30, 2004, 2003 and 2002 were $187,235, $103,077 and $86,222, respectively.

NOTE 12. CONTINGENCIES

The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the years ended June 30, 2004, 2003 and 2002.

The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. Due to the fact that prior litigation established the "market share" method of prorating liability amongst the companies that manufactured DES during the drug's commercial distribution, which ended in 1971, management has accepted this method as the most reasonably expected method of determining liability for future outcomes of claims. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage (subject to limits of liability) during the time period that damages were alleged to have occurred. The

Company has either settled or had dismissed approximately 250 claims. An additional 283 claims are currently being defended. Prior settlements have been in the range of $500 to $3,500. Management believes that the outcome will not have a material adverse impact on the consolidated financial position or results of operations of the Company.

In addition to the matters reported herein, the Company is involved in litigation which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the consolidated financial position or results of operations.

NOTE 13. COMMITMENTS

      In December 1997, the Company entered into a three-year and three-month lease for a 24,000 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. This facility houses laboratory research, warehousing and distribution operations. The leased facility is located approximately 2 miles from the Company headquarters in Philadelphia. In January 2001, the Company extended this lease through April 30, 2004. At that time, the Company renewed the lease again on a short-term basis on the rented property and will continue to lease this facility until the move to the newly renovated facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania in the fall of 2004.

      On July 1, 2003, the Company entered into a lease/option agreement to purchase a 63,000 square foot facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania, approximately 1 mile from the Company's headquarters. On November 26, 2003, the Company exercised its option to purchase the facility at 9001 Torresdale Avenue. The Company is planning to move all operations currently performed at 500 State Road to 9001 Torresdale Avenue. In addition to the laboratory research, warehousing and distribution operations currently performed at 500 State Road, other operational functions may be moved from the Company headquarters to 9001 Torresdale Avenue. This move will occur gradually, and will allow the Company to maximize its FDA approved production facility at 9000 State Road for production output. In addition to the above, the Company has operating leases, expiring in 2008, for office equipment. Future minimum lease payments under these agreements are as follows:

Year ended June 30,          Amount
-------------------       ------------
2005                      $     30,132
2006                            30,132
2007                            30,132
2008                            27,621
                          ------------
   Total                  $    118,017
                          ============

Rental expense for the years ended June 30, 2004, 2003 and 2002 was approximately $321,000, $138,000 and $124,000, respectively.

      The Company has entered into employment agreements with Arthur Bedrosian, Larry Dalesandro, Kevin Smith and Bernard Sandiford (the "Named Executives"). Each of the agreements provide for an annual base salary and eligibility to receive a bonus. The salary and bonus amounts of the Named Executives are determined by the Board of Directors. Additionally, the Named Executives are eligible to receive stock options, which are granted at the discretion of the Board of Directors, and in accordance with the Company's policies regarding stock option grants.

      Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability. In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between one year and three years.

NOTE 14. RELATED PARTY TRANSACTIONS

      The Company had sales of approximately $590,000 ,$348,000 and $174,000 during the years ended June 30, 2004, 2003 and 2002, respectively, to a generic distributor, Auburn Pharmaceutical Company (the "related party"), in which the owner, Jeffrey Farber, is the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. The Company also incurred sales commissions payable to the related party of approximately $0, and $68,000 during the years ended June 30, 2004 and 2003. Accounts receivable includes amounts due from the related party of approximately $117,000, and $95,000 at June 30, 2004 and 2003, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

      Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors, was employed by two insurance brokerage companies (the "Insurance Companies") that provide insurance agency services to the Company. The Company paid approximately $499,000, $28,000 and $224,000 during Fiscal 2004, 2003 and 2002, respectively, to the Insurance Companies for various insurance coverage policies. There was approximately $9,400 and $0 due to the Insurance Companies as of June 30, 2004 and 2003, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

NOTE 15. MATERIAL CONTRACT WITH SUPPLIER

      Currently, the Company's only finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 81% of the Company's inventory purchases in Fiscal 2004, 62% in Fiscal 2003 and 26% in Fiscal 2002. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party. During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The Company projects that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement. Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board"); provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation including, but not limited to, complying with the requirements of the Securities and Exchange Commission, the American Stock Exchange and applicable law including the Sarbanes-Oxley Act of 2002. The Agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's products' contribution or potential contribution to the Company's profitability. On April 20, 2004, the investment banker, Donnelly Penman and Partners, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders from a financial point of view. As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP's designees. As a result of the transaction, the Company recorded an intangible asset related to the contract in the amount of $67,040,000. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP.

                              LANNETT COMPANY, INC.
            SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Lannett's unaudited quarterly consolidated results of operations, and market price information are shown below:

                                       FOURTH           THIRD            SECOND            FIRST
                                       QUARTER         QUARTER          QUARTER           QUARTER
FISCAL 2004

Net Sales                           $ 17,985,581     $ 16,000,251     $ 16,573,601     $ 13,221,786
Cost of Goods Sold                     8,451,582        6,947,195        6,660,845        4,797,253
                                    ------------     ------------     ------------     ------------
      Gross Profit                     9,533,999        9,053,056        9,912,756        8,424,533
Other Operating Expenses               6,412,636        3,638,461        3,429,246        2,613,032
                                    ------------     ------------     ------------     ------------
Operating Income                       3,121,363        5,414,595        6,483,510        5,811,501
Other Income/(Expense)                   (25,119)           1,632           10,404           (8,116)
Income Taxes                             336,120        2,217,829        2,661,367        2,379,000
                                    ------------     ------------     ------------     ------------
Net Income                             2,760,124        3,198,398        3,832,547        3,424,385
                                    ============     ============     ============     ============
      Basic Earnings Per Share      $       0.12     $       0.16     $       0.19     $       0.17
                                    ============     ============     ============     ============
      Diluted Earnings Per Share    $       0.12     $       0.16     $       0.19     $       0.17
                                    ============     ============     ============     ============
Market Price Per Share
      High                          $      17.00     $      19.00     $      18.88     $      25.09
                                    ============     ============     ============     ============
      Low                           $      13.18     $      15.10     $      16.40     $      15.65
                                    ============     ============     ============     ============

FISCAL 2003

Net Sales                           $ 12,157,035     $ 11,019,906     $ 10,183,161     $  9,126,656
Cost of Goods Sold                     4,479,690        3,976,519        3,965,474        3,836,110
                                    ------------     ------------     ------------     ------------
      Gross Profit                     7,677,345        7,043,387        6,217,687        5,290,546
Other Operating Expenses               2,156,995        1,869,699        1,791,829        1,350,336
                                    ------------     ------------     ------------     ------------
Operating Income                       5,520,350        5,173,688        4,425,858        3,940,210
Other Income/(Expense)                   (17,244)          (3,974)         (13,321)         (23,940)
Income Taxes                           2,406,418        1,914,081        1,649,624        1,364,617
                                    ------------     ------------     ------------     ------------
Net Income                             3,096,688        3,255,633        2,762,913        2,551,653
                                    ============     ============     ============     ============
      Basic Earnings Per Share      $       0.15     $       0.16     $       0.14     $       0.13
                                    ============     ============     ============     ============
      Diluted Earnings Per Share    $       0.15     $       0.16     $       0.14     $       0.13
                                    ============     ============     ============     ============
Market Price Per Share
      High                          $      23.44     $      15.52     $      13.97     $       7.41
                                    ============     ============     ============     ============
      Low                           $      11.36     $      11.05     $       5.67     $       4.63
                                    ============     ============     ============     ============

                                       FOURTH            THIRD           SECOND           FIRST
                                      QUARTER           QUARTER         QUARTER          QUARTER
FISCAL 2002

Net Sales                           $  7,023,812     $ 8,638,229      $ 5,391,341      $ 4,072,832
Cost of Goods Sold                     2,593,663       2,075,856        2,236,715        1,546,444
                                    ------------     -----------      -----------      -----------
      Gross Profit                     4,430,149       6,562,373        3,154,626        2,526,388
Other Operating Expenses               1,476,047       1,623,557        1,136,340        1,012,108
                                    ------------     -----------      -----------      -----------
Operating Income                       2,954,102       4,938,816        2,018,286        1,514,280
Other Income/(Expense)                   (19,307)        (32,252)         (84,404)        (109,395)
Income Taxes                             952,854       1,862,281          677,290          491,710
                                    ------------     -----------      -----------      -----------
Net Income                             1,981,941       3,044,283        1,256,592          913,175
                                    ============     ===========      ===========      ===========
      Basic Earnings Per Share      $       0.10     $      0.15      $      0.06      $      0.05
                                    ============     ===========      ===========      ===========
      Diluted Earnings Per Share    $       0.10     $      0.15      $      0.06      $      0.05
                                    ============     ===========      ===========      ===========
Market Price per share
      High                          $       8.00     $      3.77      $      2.69      $      1.33
                                    ============     ===========      ===========      ===========
      Low                           $       3.50     $      2.13      $      1.13      $      0.69
                                    ============     ===========      ===========      ===========


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

    10.1           Line of Credit Note dated March    Incorporated by reference to Exhibit 10(ad) to          -
                   11, 1999 between the Company and   the Annual Report on 1999 Form 10-KSB
                   First Union National Bank

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

    10.4           Letter of Credit and Agreements    Incorporated by reference to Exhibit 10(ag) to          -
                   supporting bond issues between     the Annual Report on 1999 Form 10-KSB
                   the Company and First Union
                   National Bank

    10.5           2003 Stock Option Plan             Incorporated by reference to the Proxy Statement        -
                                                      for Fiscal Year Ending June 30, 2002

   Exhibit
   Number                  Description                            Method of Filing                          Page
   ------                  -----------                            ----------------                          ----
    10.6           Terms of Employment Agreement      Incorporated by reference to Exhibit 10.6 to the
                   with Kevin Smith                   Annual Report on 2003 Form 10-KSB

    10.7           Terms of Employment Agreement      Incorporated by reference to Exhibit 10 to the
                   with Arthur Bedrosian              Quarterly Report on Form 10-Q dated May 12, 2004.

    10.8           Terms of Employment Agreement      Filed Herewith                                          86-93
                   with Larry Dalesandro

10.9 (Note A)      Agreement between Lannett          Incorporated by reference to Exhibit 10.9 to the
                   Company, Inc and Siegfried         Annual Report on 2003 Form 10-KSB
                   (USA), Inc.

10.10 (Note A)     Agreement between Lannett          Incorporated by reference to Exhibit 2.1 to Form
                   Company, Inc and Jerome Stevens,   8-K dated April 20, 2004
                   Pharmaceutical, Inc.

      11           Computation of Earnings Per Share  Filed Herewith                                          94

      13           Annual Report on Form 10-K         Filed Herewith                                          1-101

      21           Subsidiaries of the Company        Filed Herewith                                          95

      23           Consent of Grant Thornton          Filed Herewith                                          96

     31.1          Certification of Chief Executive   Filed Herewith                                          97-98
                   Officer Pursuant to Section 302
                   of the Sarbanes-Oxley Act of 2002

     31.2          Certification of Chief Financial   Filed Herewith                                          99-100
                   Officer Pursuant to Section 302
                   of the Sarbanes-Oxley Act of 2002

   Exhibit
   Number                  Description                            Method of Filing                          Page
   ------                  -----------                            ----------------                          ----

      32           Certifications of Chief            Filed Herewith                                          101
                   Executive Officer and Chief
                   Financial Officer Pursuant to
                   Section 906 of the
                   Sarbanes-Oxley Act of 2002

Note A: Portions of Exhibits 10.19 and 10.10 have been omitted pursuant to a request for confidential treatment. A complete copy of Exhibit 10.9 and 10.10, including redacted portions thereof, have been filed with the Securities and Exchange Commission.