Form 10KSB/A
period 2003-06-30
LANNETT CO INC
filed 2004-10-25
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  AMMENDMENT #2

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _____________TO

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

                                  Yes[X] No[ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                  Yes[ ] No [X]

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

      Historically, the Company has competed for an increasing share of the generic market. During each of the fiscal years ended June 30, 2003 and 2002, the Company surpassed its historical highs in terms of net sales, gross profit, operating income, net income and total market capitalization value. This growth is a result of additions to the Company's line of generic products, new customers, higher unit sales, increased product prices and a management focus on minimizing unnecessary overhead and administrative costs. Some of the new generic products sold by Lannett during Fiscal 2003 and Fiscal 2002 were developed and are manufactured by Lannett while others are manufactured by Jerome Stevens Pharmaceutical, Inc. ("JSP"), one of Lannett's primary suppliers. The products manufactured by Lannett and those manufactured by JSP are identified in the section entitled "PRODUCTS" in Item 1 of this Form 10-KSB.

      Over the past several years, Lannett has consistently invested a portion of its profits into research and development ("R&D") projects, including new generic product offerings. The cost of these R&D efforts are expensed during the periods incurred. However, the Company believes that such investments may be paid back in future years as it submits applications to the Food and Drug Administration ("FDA"), if it receives marketing approval from the FDA to distribute such products. In addition to profits earned on new products internally developed and manufactured, the Company sells products that are manufactured by JSP. The products are sold with the Lannett label and logo and to the same customers and the same distribution channels as the products internally manufactured. The Company has made no previous investments in R&D for these products because such investments were paid by JSP, the owner of the FDA-approved licenses. In addition to using cash generated from its operations, the Company has entered into a number of financing agreements with third parties to provide for additional cash when it is needed. These financing agreements are more fully described in the section entitled "LIQUIDITY AND CAPITAL RESOURCES" in Item 6 of this Form 10-KSB. The Company has embarked on an industrious plan to grow in future years. In addition to organic growth to be achieved through its own R&D effects, the Company has also initiated marketing projects with other companies in order to expand future revenue projections. The Company, however, expects that its growing list of generic drugs under development will drive future growth. The Company also intends to use the infrastructure it has created, and to continually reinvest a portion of its profits into additional R&D projects. The following strategies highlight Lannett's plan:

RESEARCH AND DEVELOPMENT

      There are numerous stages in the generic drug development process:

      1.) Formulation and Analytical Method Development: Once a drug candidate is selected for research, product development scientists perform various experiments on the active ingredient. These experiments include the creation of a number of product recipes to determine which recipe will be most suitable for the Company's subsequent development process. Various recipes, or formulations, are tested in the laboratory to measure results against the innovator drug. During this time, the Company may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients in the brand named drug. During the formulation phase, the Company's research and development chemists begin to develop an analytical, laboratory testing method. The successful development of this test method will allow the Company to test developmental and commercial batches of the product in the future. All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the documentation submitted to the FDA in the generic drug application.

      2.) Scale-up: After the product developments scientists and the R&D chemists agree on a final formulation to use in moving the drug candidate forward in the developmental process, the company will attempt to increase the batch size of the product. The batch size represents the standard magnitude to be used in manufacturing a batch of the product. The determination of batch size will affect the amount of raw material that is input into the manufacturing process, and the number of expected tablets or capsules to be created during the production sequence. The Company attempts to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections. The scaled-up batch is then generally produced in the Company's commercial manufacturing facilities. During this manufacturing process, the Company will document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product. This information, generally referred to as the validated manufacturing process, will be included in the Company's generic drug application submitted to the FDA.

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

      In a presentation to the Generic Pharmaceutical Association on March 2, 2004, Gary J. Buehler, R.Ph., and Director of the FDA's Office of Generic Drugs, said that the median approval time for a new ANDA for the FDA's Fiscal 2003 year was 17.3 months. When including the amount of time necessary to develop the generic drug, and prepare the ANDA submission, the Company estimates that the total development and approval time of a generic drug may take three years or more. Additionally, there is no guarantee that the FDA will approve a company's ANDA.

      When a generic drug company files an ANDA to the FDA, it must certify that no patents are listed in the Orange Book, the FDA's reference listing of approved drugs, or listed patents have expired. If there are patents covering some aspect of the innovator drug, the applicant must state whether it is seeking approval for marketing after the expiration of the Orange Book patents; or the patents listed therein are invalid, unenforceable, or not infringed -- usually referred to as a Paragraph IV Certification. ANDA's containing Paragraph IV certifications frequently result in legal actions by the innovator drug companies. These legal activities may delay the approval of the generic company's ANDA. Currently, Lannett has not filed any Paragraph IV certifications in its ANDAs because the ANDAs submitted did not contend with any patents for the applicable innovator drugs.

      Lannett conducts R&D activities in carefully targeted areas where its qualified research personnel have accumulated a related body of expertise. Such targeted areas include solid oral dosage forms. During Fiscal 2003 and 2002, the Company has hired additional experienced personnel in product development, production, formulation and the R&D laboratory. Lannett believes that its ability to select appropriate products for development, develop such products on a timely basis, obtain FDA approval, and achieve economies in production will be critical for its success in the generic industry. Generally, Lannett believes in avoiding the well-known billion dollar drugs. The strategy involves a combination of decisions focusing on long-term profitability and a secure market position with fewer challenges from competitors. In addition to its market strategy, the Company pursues long-term alliances with API (active pharmaceutical ingredient) suppliers, whereby the Company attempts to arrange to have an API made for it on an exclusive basis. This practice has the effect of limiting competition without violating any federal antitrust laws. Other API manufacturers may produce the chemical ingredient for other generic competitors, but the Company believes that entering into exclusive arrangements when possible will prevent a specific API manufacturer from soliciting additional customers for their API, thereby reducing the number of generic competitors for the finished dosage product. At this time, Lannett has no exclusive agreements for APIs for its current commercial products. Lannett does have exclusive agreements for APIs for two of its developmental products, which the Company does not believe to be material in nature.

      Competition in generic pharmaceutical manufacturing will continue to grow as more pharmaceutical products lose patent protection. However, the Company believes with strong technical know-how, low overhead expenses, and efficient product development, manufacturing and marketing, it can remain competitive. It is the intention of the Company to reinvest as much capital as possible to develop new products since the success of any generic pharmaceutical manufacturer depends on its ability to continually introduce new generic products to the market. Over time, if a generic drug market for a specific product remains stable and consumer demand remains consistent, there is likelihood that additional generic manufacturing companies will pursue a generic product market by developing the generic drug, submitting an ANDA, and potentially receiving marketing approval from the FDA. If this occurs, the generic competition for the drug increases, and a company's market share may drop. In addition to reduced unit sales, the unit selling price may also drop due to the product's availability from additional suppliers. This may have the effect of reducing a generic company's future net sales of the product. Due to these factors that may potentially affect a generic company's future results of operations, the ability to properly assess the competitive effect of new products, including market share, the number of competitors and the generic unit price erosion, is critical to a generic company's R&D plan. A generic company may be able to reduce the potential exposure to competitive influences that negatively affect its sales and profits by having several drug candidates in its R&D pipeline queue. As such, a generic company may be able to avoid becoming materially dependent on the sales of one drug. The Company has invested approximately $2.6 million and $1.7 million, respectively, in Fiscal 2003 and Fiscal 2002, or 12% and 14%, respectively, of its Fiscal 2003 and Fiscal 2002 pre-tax income, exclusive of R&D expenses, in R&D resources related to several R&D projects. These costs are expensed in the period incurred. During Fiscal 2003 and Fiscal 2002, no individual R&D project incurred costs in excess of materially significant amounts. Additionally, no individual R&D product candidate is expected to be materially significant to the Company's results of operations. For more information regarding Lannett's R&D projects, please see the section entitled `PRODUCTS' of Item 1 in this Form 10-KSB.

      Unlike the branded, drug-discovery companies, Lannett currently does not own proprietary drug patents. However, the typical intellectual property in the generic drug industry are the ANDAs that generic drug companies own.

VALIDATED PHARMACEUTICAL CAPABILITIES

      Lannett's quality manufacturing facility consists of 31,000 square feet on
3.5 acres owned by the Company. In July 2003, the Company signed a lease purchase agreement for a 63,000 square feet building located at 9001 Torresdale Avenue, Philadelphia, Pennsylvania. The renovation of the building has been initiated; and the Company expects to begin to move some of its staff and operations into that building in Fiscal 2004. Lannett currently leases another 24,000 square feet approximately 2 miles from the Company's headquarters (9000 State Road). This leased facility serves as the Company's main warehousing operation, and also houses certain R&D personnel. This facility's lease expires in April 2004, at around which time the Company plans to move its operations to the Torresdale Avenue building. The Company intends to renew its lease on a short-term basis on the rented property after April 2004.

      Many FDA regulations relating to cGMP (current Good Manufacturing Practices) have been adopted by the Company in the last several years. In designing its laboratory, full attention was given to material flow, equipment and automation, quality control and inspection. A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers and high-speed bottle filling are a few examples of the sophisticated product development, manufacturing and packaging equipment the Company uses. In addition, the Company's Quality Control laboratory facilities are equipped with high precision instruments, like automated high-pressure liquid chromatographs, gas chromatographs and laser particle sizers.

      Lannett continues to pursue its comprehensive plan for improving and maintaining adequate quality control and quality assurance programs for its pharmaceutical development and manufacturing facilities. The FDA periodically inspects the Company's production facilities to determine the Company's compliance with the FDA's manufacturing standards. Typically, after the FDA completes its inspection, it will issue the Company a report, entitled a Form 483, containing the FDA's observations of possible violations of cGMP. Such observations may be minor or severe in nature. The degree of severity of the observation is generally determined by the time necessary to remediate the cGMP violation, and not have a serious impact upon the consumer of the Company's drug products, and whether the observation is subject to a Warning Letter from the FDA and/or attempts by the FDA to shutdown a manufacturing plant. By strictly enforcing the various FDA guidelines, namely Good Laboratory Practices, Standard Operating Procedures and current Good Manufacturing Practices, the Company has successfully reduced the number of observations in its latest FDA inspection. The Company believes that such observations are minor in nature, and will be remediated in a timely fashion with no material effect on Lannett's results of operations.

SALES AND CUSTOMER RELATIONSHIPS

      The Company sells its pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, prime vendors, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care, hospital buying groups and health maintenance organizations. It promotes its products through direct sales, the Internet, trade shows, trade publications, and bids. The Company also licenses the marketing of its products to other manufacturers and/or marketers in private label agreements.

      In Fiscal 2003 and 2002, the Company's record sales levels can be attributed to growth in most market segments. The Company continued to expand its sales to the major chain drug stores, including CVS, Eckerd, Rite Aid and Walgreen's. The mail order segment continued to be one of the fastest growing classes of the Company's distribution efforts. Such companies, as Medco Health, Express Scripts, Caremark and AdvancePCS were leaders in the Company's sales growth. Lannett also increased its sales in the wholesaler segment led by AmerisourceBergen, Cardinal Health and McKesson Corporation. Lannett is recognized by its customers as a dependable supplier of high quality generic pharmaceuticals. The Company's policy of maintaining an adequate inventory and fulfilling orders in a timely manner has contributed to this reputation. The Company believes that retail-level consumer demand dictates the total volume of sales for various products. In the event that the Company's wholesale and retail customers adjust their purchasing volumes, the Company believes that consumer demand will be fulfilled by other wholesale or retail sources of supply. As such, Lannett attempts to obtain strong relationships with most of the major retail chains, wholesale distributors and mail-order wholesalers in order to facilitate the supply of the Company's products through whatever channel the consumer prefers. Although the Company has agreements with several customers governing the transaction terms of its sales, there are no agreements with customers which would require them to purchase any of the Company's products in the future.

MANAGEMENT

      As the Company continues to grow, additional managers will be hired to complement the Company's skilled team. These new managers will serve in a variety of functions, including Research, Sales, Finance, Quality Control, Quality Assurance, Regulatory Compliance and Production. Ultimately, the execution of a sound business strategy requires a capable and knowledgeable management team.

PRODUCTS

      As of the date of this filing, the Company manufactured and/or distributed twenty-three products:

            NAME OF PRODUCT                    MANUFACTURE SOURCE          MEDICAL INDICATION        EQUIVALENT BRAND
1.) Butalbital, Aspirin and
         Caffeine Capsules                  Lannett                    Migraine Headache         Fiorinal(R)
2.) Butalbital, Aspirin, Caffeine
              with Codeine Capsules         JSP                        Migraine Headache         Fiorinal(R)
                                                                                                 w/ Codeine
3.) Digoxin 0.125 mg Tablets                JSP                        Heart Failure             Lanoxin(R)
4.) Digoxin 0.25 mg Tablets                 JSP                        Heart Failure             Lanoxin(R)
5.) Primidone 50 mg Tablets                 Lannett                    Epilepsy                  Mysoline(R)
6.) Primidone 250 mg Tablets                Lannett                    Epilepsy                  Mysoline(R)
7.) Dicyclomine 10 mg Capsules              Lannett                    Irritable Bowels          Bentyl(R)
8.) Dicyclomine 20 mg Tablets               Lannett                    Irritable Bowels          Bentyl(R)
9.) Acetazolamide 250 mg Tablets            Lannett                    Glaucoma                  Diamox(R)
10.) Prednisolone 5 mg Tablets              Lannett                    Corticosteroid            Not applicable
11.) Diphenoxylate with Atropine
         Sulfate Tablets                    Lannett                    Diarrhea                  Lomotil(R)
12.) Isoniazid 300 mg Tablets               Lannett                    Tuberculosis              Not applicable
13.) Levothyroxine Sodium 0.025 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
14.) Levothyroxine Sodium 0.050 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
15.) Levothyroxine Sodium 0.075 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
16.) Levothyroxine Sodium 0.088 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
17.) Levothyroxine Sodium 0.100 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
18.) Levothyroxine Sodium 0.112 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
19.) Levothyroxine Sodium 0.125 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
20.) Levothyroxine Sodium 0.150 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
21.) Levothyroxine Sodium 0.175 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
22.) Levothyroxine Sodium 0.200 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)
23.) Levothyroxine Sodium 0.300 mg Tablets  JSP                        Thyroid Deficiency        Unithroid(R)

      All of the products currently manufactured and/or sold by the Company are ethical, or prescription products. Of the products listed above, those containing butalbital, digoxin, primidone and levothyroxine sodium were the Company's key products, contributing to more than 95% of the Company's total net sales in Fiscal 2003.

      The Company has two products containing butalbital. One of the products, Butalbital with Aspirin and Caffeine capsules has been manufactured and sold by Lannett for more than five years. The other butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules is manufactured by JSP. Lannett began buying this product from JSP and selling it to its customers in December 2001. Both products, which are in orally-administered capsule dosage forms, are prescribed to treat tension headaches caused by contractions of the muscles in the neck and shoulder area and migraine. The drug is prescribed primarily for adults of various backgrounds. Migraine headache is an increasingly prevalent condition in the United States. As such conditions continue to grow, the demand for effective medical treatments will continue to grow. Common side effects of drugs which contain butalbital include dizziness and drowsiness. The Company notes that although new innovator drugs to treat migraine headache have been introduced by brand name drug companies, there is still a loyal following of doctors and consumers who prefer to use butalbital products for treatment. As the brand name companies continue to promote products containing butalbital, like Fiorinal(R), the Company expects to continue to produce and sell its generic butalbital products.

      The Company has two products containing digoxin. These products are manufactured by JSP. Lannett began buying this product from JSP, and selling it to its customers in September 2002. Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographic backgrounds. The beneficial effects of digoxin result from direct actions on cardiac muscle, as well as indirect actions on the cardiovascular system mediated by effects on the autonomic nervous system. Side effects of digoxin may include apathy, blurred vision, change in heartbeat, confusion, dizziness, headache, loss of appetite, nausea, vomiting and weakness.

      The Company has two products containing primidone. These products were developed and manufactured by Lannett. Lannett has been manufacturing and selling primidone 250 milligram tablets for more than five years. Lannett began selling primidone 50 milligram tablets in June 2001. Both products, which are in orally-administered tablet dosage forms, are prescribed to treat convulsion and seizures in epileptic patients of all ages and backgrounds. Common side effects of primidone include lack of muscle coordination, vertigo and severe dizziness.

      The Company has eleven products containing levothyroxine sodium. The levothyroxine sodium products are manufactured by JSP. Lannett began buying this product from JSP, and selling it to its customers in April 2003. Levothyroxine Sodium Tablets are used to treat hypothyroidism and other thyroid disorders. It is currently one of the most prescribed drugs in the United States with over 13 million patients of various ages and demographic backgrounds. Side effects from levothyroxine sodium are rare, but may include allergic reactions, such as rash or hives. With its distribution of this product, Lannett competes in a market which is currently controlled by two branded Levothyroxine Sodium tablet products--Abbott Laboratories' Synthroid(R) and Monarch Pharmaceutical's Levoxyl(R). JSP's Levothyroxine Sodium product, which JSP registered under the brand name Unithroid(R) was the first FDA approved (August 2000) Levothyroxine Sodium Tablet formulation. Both Synthroid(R) and Levoxyl(R) were approved by the FDA in the following years. Currently, Synthroid(R) and Levoxyl(R) control the majority of the market. However, JSP has applied to the FDA, through supplements to its NDA, to approve its product's bioequivalence to both Synthroid(R) and Levoxyl(R). If the FDA approves JSP's supplemental applications, Lannett expects the sales of its marketed Levothyroxine product to increase, relative to the market size of the two dominant brands.

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

        STAGE OF R&D                REGULATORY REQUIREMENT    NUMBER OF PRODUCTS
        ------------                ----------------------    ------------------
FDA Review                                    ANDA                      7
FDA Review                              ANDA supplement                 1
Clinical Testing                              ANDA                      4
Scale-Up                                 Grand-fathered                 1
Scale-Up                                ANDA supplement                 5
Scale-Up                                      ANDA                      2
Formulation/Method Development                ANDA                      9

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

      Currently, the only finished product inventory supplier of the Company is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 62% of the Company's inventory purchases in Fiscal 2003. During Fiscal 2003, the Company did not have a supply agreement with JSP.

      Another supplier, Siegfried (USA) Inc., which supplies primidone and butalbital, the raw materials in the Company's commercial products containing the same ingredient name, to the Company, accounted for 12% of the Company's inventory purchases in Fiscal 2003. Purchases of finished goods inventory from JSP accounted for approximately 26% of the Company's inventory purchases in Fiscal 2002. Siegfried (USA) Inc. supplied 30% of the Company's inventory purchases in Fiscal 2002. Generally, the raw materials purchased from suppliers are available from a number of vendors. The finished products purchased from JSP may not be available from other sources due to the limited number of FDA approvals of competitive products. If suppliers of a certain material or finished product are limited, the Company will generally take certain precautionary steps to avoid a disruption in supply. This includes building a satisfactory inventory level, and obtaining contractual supply commitments. The Company currently has an agreement with Siegfried (USA) Inc. for the supply of primidone. The agreement is a standard supply agreement evidencing the terms of the supply of material. There are no guaranteed purchase volume commitments; however the agreement does require Lannett to purchase 100% of its primidone raw material requirements from Siegfried. The price of the material may vary depending on the quantity of material purchased during the term of the agreement. The term of the agreement is October 1, 2002 through December 31, 2003. At the expiration of the term, the Company expects to renew the supply agreement for an additional period under terms similar to the old agreement. In the interim, Siegfried (USA) Inc. is continuing to supply raw materials to the Company under terms similar to the old agreement The agreement is included in the Exhibits of this Form 10-KSB.

CUSTOMERS AND MARKETING

      The Company sells its products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, drug chains, and other pharmaceutical companies. Sales of the Company's pharmaceutical products are made on an individual order basis. One customer, Cardinal Health, one of the largest wholesale distributors in the country, accounted for approximately 13% of net sales in Fiscal 2003. Another customer, Qualitest Pharmaceuticals, a large private-label wholesale distributor, accounted for approximately 12% and 22% of net sales in Fiscal 2003 and Fiscal 2002, respectively. Another customer, United Research Laboratories, a large private-label wholesale distributor, accounted for 19% of net sales in Fiscal 2002. The Company performs ongoing credit evaluations of its customers' financial condition, and has experienced no significant collection problems to date. Generally, the Company requires no collateral from its customers. As previously noted, a significant portion of Lannett's sales were to wholesale customers, such as Cardinal Health. Sales to these wholesale customers include "indirect sales," which represent sales to third-party entities, such as independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. For more information on chargebacks, see the section entitled "Chargebacks" in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies" of this Form 10-KSB. These indirect sale transactions are recorded on Lannett's books as sales to the wholesale customers. This has the effect of over-emphasizing the sales volume attributable to such wholesalers because it includes such "indirect sales." The Company believes that retail-level consumer demand dictates the total volume of sales for various products. In the event that the Company's wholesale and retail customers adjust their purchasing volumes, the Company believes that consumer demand will be fulfilled by other wholesale or retail sources of supply. As such, Lannett attempts to obtain strong relationships with most of the major retail chains, wholesale distributors and mail-order wholesalers in order to facilitate the supply of the Company's products through whatever channel the consumer prefers. Although the Company has agreements with several customers governing the transaction terms of its sales, there are no long-term supply agreements with customers which would require them to purchase the Company's products.

      The Company promotes its products through direct sales, the Internet, trade shows, trade publications, and bids. The Company also markets its products through private label arrangements, whereby Lannett produces its products with a label containing the name and logo of a customer. This practice is commonly referred to as private label business. It allows the Company to expand on its own internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers. The focus of the Company's sales efforts are the relationships it creates with its customer accounts. Strong customer relationships have created a positive platform for Lannett to increase its sales volumes. Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers. Historically and in Fiscal 2003 and 2002, the Company's advertising expenses were immaterial. When the customer and the Company's sales representatives make contact, the Company will generally offer to supply the customer its products at fixed prices. If accepted, the customer's purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets. Once a customer accepts the Company's supply of product, the customer generally expects a highs standard of service. This service standard includes shipping product in a timely manner on receipt of customer purchase orders, maintaining convenient and effective customer service functions and retaining a mutually-beneficial dialogue of communication. The Company believes that although the generic pharmaceutical industry is a commodity industry, where price is the primary factor for sales success, these additional service standards are equally important to the customers that rely on a consistent source of supply.

COMPETITION

      The manufacture and distribution of generic pharmaceutical products is a highly competitive industry. Competition is based primarily on price, service and quality. The Company competes primarily on this basis, as well as by flexibility (reacting to customer needs quickly and decisively--for example shipping product via overnight delivery when the customer is in critical need of inventory), availability of inventory, and by the fact that the Company's products are available only from a limited number of suppliers. The modernization of its facilities, hiring of experienced staff, and implementation of inventory and quality control programs have improved the Company's competitive position over the past five years.

      The Company competes with other manufacturers and marketers of generic drugs. Each product manufactured and/or sold by Lannett has a different set of competitors. The list below identifies the companies in which Lannett primarily competes for each of its major products.

                    Product                                           Primary Competitors
                    -------                                           -------------------
   Butalbital with Aspirin and Caffeine,        Watson Pharmaceuticals Inc., Anabolic Laboratories, Inc.
with and without codeine phosphate capsules          (marketed by Breckenridge Pharmaceutical, Inc.)

              Digoxin tablets                   GlaxoSmithKline, Amide Pharmaceutical, Inc. (marketed by
                                                  Bertek Pharmaceuticals Inc.), Caraco Pharmaceutical
                                                                 Laboratories, Inc.

             Primidone tablets                                 Watson Pharmaceuticals Inc.

        Levothyroxine Sodium tablets                  Abbott Laboratories, Monarch Pharmaceuticals

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

DES CASES

      The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denies coverage for actions alleging involvement of the Company filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or had dismissed approximately 250 claims. An additional 283 claims are currently being defended. At this time, management is unable to estimate a range of loss, if any, related to these actions. Prior settlements had been in the $500 to $3,500 range. Management believes that the outcome of these cases will not have a material adverse impact on the financial position or results of operations of the Company.

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

                         FISCAL YEAR ENDED JUNE 30, 2003

                                                                            HIGH      LOW
                                                                          --------  --------
First quarter ..........................................................  $   7.41  $   4.63
Second quarter .........................................................  $  13.97  $   5.67
Third quarter ..........................................................  $  15.52  $  11.05
Fourth quarter .........................................................  $  23.44  $  11.36

                         FISCAL YEAR ENDED JUNE 30, 2002

                                                                            HIGH      LOW
                                                                          --------  --------
First quarter ..........................................................  $   1.33  $   0.69
Second quarter .........................................................  $   2.69  $   1.13
Third quarter ..........................................................  $   3.77  $   2.13
Fourth quarter .........................................................  $   8.00  $   3.50

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

                                                                                                    Number of securities
                                                                                                   remaining available for
                                                                                                     future issuance under
                                Number of securities to be             Weighted average               equity compensation
                                  issued upon exercise of              exercise price of               plans (excluding
                                    outstanding options,              outstanding options,          securities reflected in
                                     warrants and rights              warrants and rights                 column (a)
       Plan Category                        (a)                               (b)                            (c)
       -------------                        ---                               ---                            ---
Equity Compensation plans                  411,939                            $7.48                        2,206,967
approved by security
holders

Equity Compensation plans                        -                                -                                -
not approved by security
holders

Total                                      411,939                            $7.48                        2,206,967

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

REVENUE RECOGNITION

      The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $2,772,000 and $630,000 at June 30, 2003 and June 30, 2002, respectively. The change in the reserves for various sales adjustments was not proportionally equal to the change in sales from Fiscal 2002 to Fiscal 2003 because of changes in the product mix and the customer mix. Provisions for rebates, promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels and contract terms. Provisions for other customer credits, such as price adjustments, returns and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health in estimating future returns and other credits. These provisions are discussed in more detail below and in the Notes to the Consolidated Financial Statements.

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

      The following table identifies the reserves for each major category of revenue allowance:

 Reserve Category/
   Period Ended      Chargebacks     Rebates       Returns       Other         Total
   ------------      -----------     -------       -------       -----         -----
   June 30, 2003    $  1,638,079  $    889,808  $    210,000  $     33,800  $  2,771,687
September 30, 2003  $  3,127,799  $  1,283,924  $    230,000  $    500,000  $  5,141,723
 December 31, 2003  $  2,236,466  $  1,294,170  $    260,000  $    150,000  $  3,940,636
  March 31, 2004    $  2,181,185  $  1,283,815  $    285,000  $     50,000  $  3,800,000

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

      The Company sells its products to customers in various categories. The table below identifies the Company's net sales to each category.

  Customer Category     Fiscal 2003 Net Sales  Fiscal 2002 Net Sales    Fiscal 2001 Net Sales
  -----------------     ---------------------  ---------------------    ---------------------
Wholesaler/Distributor       $20.6 million          $10.4 million          $ 6.9 million
     Retail Chain            $ 9.9 million          $ 3.3 million          $     800,000
 Mail-Order Pharmacy         $ 2.6 million          $ 1.1 million          $     300,000
    Private Label            $ 9.4 million          $10.3 million          $ 4.1 million
                             -------------          -------------          -------------
        Total                $42.5 million          $25.1 million          $12.1 million

Sales in every category, with the exception of `Private Label,' increased during the past two years. This is a result of the factors described in the previous paragraph. Sales to `Private Label' customers decreased in Fiscal 2003 as a result of the Company's successful efforts in growing the Lannett label accounts. Increasing sales to customers that purchased the Lannett label products (i.e. the `Wholesale,' `Retail' and `Mail-Order' customer categories) had the effect of reducing sales to `Private Label' customers.

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

      Selling, general and administrative expenses increased by 31%, from $3,298,564 in Fiscal 2002 to $4,337,558 in Fiscal 2003. This increase is a result of an increase in the following expenses: payroll and benefits, which increased by approximately $746,000, consulting services, which increased by approximately $180,000, travel and entertainment expenses, which increased by approximately $95,000, investor relations/marketing expenses, which increased by approximately $166,000, advertising expenses, which increased by approximately $102,000, professional services fees, which increased by approximately $244,000, computer support expenses, which increased by approximately $119,000 and miscellaneous other administrative expenses, which increased by a total of approximately $430,000. These increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales. These increases were partially offset by a decrease in commissions expense to outside sales representatives of approximately $1,043,000. In Fiscal 2002, the Company created its own internal sales and marketing department, replacing the service previously performed by outside sales brokers. At this time, the Company's infrastructure includes employee resources for all of the major administrative functions, with the exception of a general counsel. As the Company continues to grow in the future, it may consider hiring an employee to fulfill this role, which is currently performed by outside professional services firms. During Fiscal 2003, the Company has surpassed its historical highs in terms of net sales, gross profit, operating income, net income and total market capitalization value. This growth is a result of additions to the Company's line of generic products, new customers, higher unit sales, increased product prices and a management focus on minimizing unnecessary overhead and administrative costs. Some of the new generic products sold by Lannett during Fiscal 2003 and Fiscal 2002 were developed and manufactured by Lannett while others are manufactured by JSP, one of Lannett's primary suppliers. The products manufactured by Lannett and those manufactured by JSP are identified in the section entitled "PRODUCTS" in Item 1 of this Form 10-KSB.

      As a result of the foregoing, the Company increased its operating income by 67%, from $11,425,483 in Fiscal 2002 to $19,060,106 in Fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $6,652,406 in Fiscal 2003 was attributable to net income of $11,666,887, as adjusted for the effects of non-cash items (primarily depreciation and amortization) of $1,399,700 and changes in operating assets and liabilities totaling ($6,414,181). Significant changes in operating assets and liabilities were comprised of:

      1. an increase in accounts receivable of $4,050,596 due to the increase in the Company's net sales. The days sales in accounts receivable increased primarily due to changes in the customer and product mix. In Fiscal 2003, a portion of the Company's sales were of over-the-counter products, including pseudoephedrine hydrochloride tablets and guaifenesin/ephedrine hydrochloride tablets. Sales of these products were made to small distribution companies that focused on convenience store outlets. The Company's payment terms for these customers were primarily payment on delivery of goods, as opposed to extended payment terms offered to larger customers. As a result of the decrease in sales to these smaller customers in 2003, the average days sales in accounts receivable increased;

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

      The Company had a $4,250,000 revolving line of credit from a shareholder, William Farber, who is also the Chairman of the Board ("Shareholder Line of Credit"). The maturity date on the Shareholder Line of Credit was December 1, 2002. The Company did not renew this line of credit because the cash available from its current and prospective loan agreements and the cash generated from its operations were estimated to be sufficient to support the Company's anticipated growth, in terms of cash requirements. The line of credit had a stated interest rate equal to the prime interest rate plus 1%. At June 30, 2003, the Company had no amount outstanding and $4,250,000 available under this line of credit. There was no accrued interest at June 30, 2003 and June 30, 2002.

      In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development, (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The remarketing agent sets the interest rate, based on its judgment, in order to sell the bonds at a price (interest rate) equal to the principal amount thereof. If for any reason the interest rate is not determined by the remarketing agent, or a court holds the interest rate invalid or unenforceable, the interest rate will be the rate per annum equal to 85% of the interest rate per annum for 30 day commercial paper having a rating of A-2/P-2 as reported in The Wall Street Journal on the determination date. The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2003 was 1.2%. At June 30, 2003, the Company has $3,097,802 outstanding on the Authority loan, of which $718,333 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, First Union National Bank (First Union), to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2003, no portion of the letter of credit has been utilized.

      In April 1999, the Company authorized and directed the issuance of $2,300,000 in taxable variable rate demand and fixed rate revenue bonds pursuant to a trust indenture between the Company and First Union, as trustee (the "Trust Indenture"). From the proceeds of the bonds, $750,000 was utilized to pay deferred interest owed to Mr. Farber, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and approximately $1,440,000 was paid to a bank to refinance a mortgage term loan and equipment term loans. The remainder of the proceeds was used to pay bond issuance costs of approximately $109,000. The Trust Indenture required that the Company repay the bonds through installment payments beginning in June 1999 and continuing through May 2003, the year the bonds matured. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. At June 30, 2003, the Company has no balance outstanding on the bonds.

      The Company has a $3,000,000 line of credit from First Union which bears interest at the prime interest rate less 0.25%. The line of credit was renewed and extended to November 30, 2003, at which time the Company expects to renew and extend the due date. At June 30, 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The Company does not currently expect to borrow cash under this line of credit in the future due to the available cash on hand, and the cash expected to be provided by its results of operations in the future. The line of credit is collateralized by substantially all Company assets. Further, the line of credit and a related letter of credit contain certain financial covenants (see Notes to Financial Statements, Number
6), including the attainment of standard financial liquidity and net worth ratios. As of June 30, 2003, the Company successfully met these covenants. Additionally, it is the Company's opinion that such covenants are not material in nature.

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

SIGNIFICANT EMPLOYEES

      In addition to the directors and executive officers, the following table identifies certain key employees of the Company.

         Name            Age                  Position
         ----            ---                  --------
Kevin Smith              43    Vice President of Sales and Marketing
Bernard Sandiford        74         Vice President of Operations

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

                                                                                Long Term Compensation
                                                                                ----------------------
                          Annual Compensation                                     Awards               Payouts
                          -------------------                                     ------               -------
                                                                                           (g)
                                                                                       Securities
       (a)                                                                   (f)          Under-         (h)           (i)
     Name and          (b)                                     (e)        Restricted      lying          LTIP       All Other
    Principal        Fiscal         (c)          (d)       Other Annual     Stock        Options/      Payouts     Compensation
     Position         Year        Salary        Bonus      Compensation    Award(s)       SARs          Amount       Amounts
     --------         ----        ------        -----      ------------    ---------      ----          ------       -------
William  Farber          2003             0             0             0             0        37,500             0         3,000(7)
                         2002             0             0             0             0             0             0         3,000(7)
Chairman of the
Board of                 2001             0             0             0             0             0             0             0
Directors and
Chief Executive
Officer

Arthur P.                2003       179,175(1)     77,500             0             0       114,600             0             0
Bedrosian(2)
                         2002        64,385             0             0             0             0             0             0

President
                         2001             0             0             0             0             0             0             0

Larry                    2003       134,984(1)     59,675             0             0        74,595             0             0
Dalesandro(3)

                         2002       116,698(1)     25,000             0             0             0             0             0
Chief Financial
Officer                  2001       102,049(1)      5,000             0             0        15,000             0             0

Eugene                   2003        67,706(1)     38,874             0             0         7,500             0       141,020(5)
Livshits(4)
                         2002       126,715(1)     25,000             0             0             0             0             0
Vice President
of Technical             2001       109,669(1)      5,000             0             0        18,000             0             0
Affairs

Kevin Smith(6)           2003       167,187(1)     46,500             0             0        38,760             0             0
Vice President           2002        66,769             0             0             0        15,000             0             0
 of Sales &
Marketing                2001             0             0             0             0             0             0             0

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

OPTION/SAR GRANTS IN FISCAL 2003

                                (b)             (c)
                              NUMBER OF      % OF TOTAL
                             SECURITIES     OPTIONS/SARS
                             UNDERLYING      GRANTED TO              (d)
           (a)              OPTIONS/SARS    EMPLOYEES IN     EXERCISE OR BASE PRICE            (e)
          NAME               GRANTED (#)     FISCAL YEAR          ($/SHARE)               EXPIRATION DATE
          ----              -----------     ------------          ---------               ---------------
William Farber                     37,500            10%          $    7.97                  10/28/2012
Chairman of the Board of
Directors and Chief
Executive Officer

Arthur Bedrosian                   18,000             3%          $    4.63                   7/23/2012
President

Arthur Bedrosian                   96,900            25%          $    7.97                  10/28/2012
President

Larry Dalesandro                   74,595            19%          $    7.97                  10/28/2012
Chief Financial Officer

Eugene Livshits                     7,500             2%          $    7.97                  10/28/2012
Vice President of
Technical Affairs

Kevin Smith                        38,760            10%          $    7.97                  10/28/2012
Vice President of Sales
and Marketing

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUES

                                                                                                 (e)
                                                                                               VALUE OF
                                                                     (d)                      UNEXERCISED
                               (b)                           NUMBER OF SECURITIES            IN-THE-MONEY
                              SHARES                         UNDERLYING UNEXERCISED           OPTIONS AT
                             ACQUIRED            (c)            OPTIONS AT FY-END               FY-END
         (a)                    ON              VALUE             EXERCISABLE/               EXERCISABLE/
        NAME                 EXERCISE          REALIZED          UNEXERCISABLE              UNEXERCISABLE
        ----                 --------          --------          -------------              -------------
William Farber                                                       37,500/                $    580,249/
Chairman of the Board of           0           $      0                   0                 $          0
Directors and Chief
Executive Officer

Arthur Bedrosian                                                          0/                $          0/
President                          0           $      0             114,900                 $  1,833,241

Larry Dalesandro                                                          0/                $          0/
Chief Financial Officer        5,001           $ 48,860              74,595                 $  1,154,231

Eugene Livshits                                                           0/                           0/
Vice President - of           13,500           $108,520                   0                            0
Technical Affairs

Kevin Smith                                                               0/                $          0/
Vice President of Sales        5,000           $ 46,495              48,761                 $    811,166
and Marketing

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

                                (b)               (c)
                              NUMBER OF       % OF TOTAL
                             SECURITIES       OPTIONS/SARS
                             UNDERLYING       GRANTED TO                   (d)
          (a)               OPTIONS/SARs     RECIPIENTS IN        EXERCISE OR BASE PRICE            (e)
          NAME               GRANTED (#)      FISCAL YEAR               ($/SHARE)             EXPIRATION DATE
          ----               ----------      -----------                 --------             ---------------
William Farber                37,500              10%                     $7.97                   10/28/2012
Chairman of the Board of
Directors and Chief
Executive Officer

Marvin Novick                 22,500               6%                     $7.97                   10/28/2012
Director

Ronald West                   22,500               6%                     $7.97                   10/28/2012
Director

Myron Winkelman                    -               -                          -                            -
Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of August 26, 2003, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:

                                                   Excluding Options
                                                     and Debentures         Including Options (*)
                                                ------------------------  -------------------------
Name and Address of                                Number        Percent     Number      Percent of
Beneficial Owner                    Office       of Shares      of Class   of Shares        Class
----------------               ---------------  -----------     --------  -----------    ----------
Directors/Executive Officers:

Arthur Bedrosian
9000 State Road
Philadelphia, PA 19136            President        496,860(1)      2.48%     502,860(2)      2.50%

Larry Dalesandro
9000 State Road                Chief Financial
Philadelphia, PA 19136             Officer               0         0.00%           0         0.00%

William Farber
9000 State Road                Chairman of the
Philadelphia, PA 19136              Board       13,676,679(3)     68.23%  13,714,179(4)     68.10%

Marvin Novick
9000 State Road
Philadelphia, PA 19136             Director        100,000         0.50%     122,500(5)      0.61%

Ronald A. West
9000 State Road
Philadelphia, PA 19136             Director         12,810         0.06%      22,758(6)      0.11%

Myron Winkelman
9000 State Road
Philadelphia, PA 19136             Director          1,000         0.00%       1,000         0.00%

All directors and
executive officers as a group
(6 persons)                                     14,287,349        71.27%  14,363,297        71.32%

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

      The Company had sales of approximately $348,000 and $174,000 during the years ended June 30, 2003 and 2002, respectively, to a generic distributor, Auburn Pharmaceutical Company (the "related party") in which the owner, Jeffrey Farber, is the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. The Company also incurred sales commissions payable to the related party of approximately $68,000 and $221,000 during the years ended June 30, 2003 and 2002, respectively. Accounts receivable includes amounts due from the related party of approximately $95,000 and $59,000 at June 30, 2003 and June 30, 2002, respectively. Accrued expenses include amounts due to the related party of approximately $0 and $8,000 at June 30, 2003 and June 30, 2002, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

      Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors, was employed by two insurance brokerage companies (the "Insurance Companies") that provide insurance agency services to the Company. The Company paid approximately $28,000 and $224,000 during Fiscal 2003 and 2002, respectively, to the Insurance Companies for various insurance coverage policies. There were no amounts due to the Insurance Companies as of June 30, 2003 and June 30, 2002. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

              AUDIT-RELATED FEES  TAX FEES  ALL OTHER FEES
AUDIT FEES            (1)            (2)         (3)         TOTAL FEES
----------    ------------------  --------  --------------   ----------
Fiscal 2003:
$72,561              $7,700       $ 17,816    $  45,343      $ 143,420

Fiscal 2002:
$63,833              $    0       $ 56,087    $  40,378      $ 160,298

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

                                         LANNETT COMPANY, INC.

Date: May 10, 2004                       By: / s / William Farber
                                             -----------------------------------
                                                  William Farber,
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Date: May 10, 2004                       By: / s /Larry Dalesandro
                                             -----------------------------------
                                                  Larry Dalesandro,
                                                  Chief Financial Officer
                                                  Chief Accounting Officer

Date: May 10, 2004                       By: / s /Arthur Bedrosian
                                             -----------------------------------
                                                  Arthur Bedrosian,
                                                  President

Date: May 10, 2004                       By: / s /Marvin Novick
                                             -----------------------------------
                                                  Marvin Novick,
                                                  Director

Date: May 10, 2004                       By: / s /Ronald West
                                             -----------------------------------
                                                  Ronald West,
                                                  Director

Date: May 10, 2004                 By: / s /Myron Winkelman
                                       -----------------------------------------
                                                  Myron Winkelman,
                                                  Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                  Date
                ---------                                  ----
/ s / William Farber                                  May 10, 2004
-----------------------------------------
William Farber,
Chairman of the Board of Directors and
Chief Executive Officer

/ s / Larry Dalesandro                                May 10, 2004
-----------------------------------------
Larry Dalesandro,
Chief Financial Officer

/ s / Arthur Bedrosian                                May 10, 2004
-----------------------------------------
Arthur Bedrosian,
President

/ s / Marvin Novick                                   May 10, 2004
-----------------------------------------
Marvin Novick,
Director

/ s / Ronald West                                     May 10, 2004
-----------------------------------------
Ronald West,
Director

/ s / Myron Winkelman                                 May 10, 2004
-----------------------------------------
Myron Winkelman,
Director

                                   EXHIBIT 13
                          ANNUAL REPORT ON FORM 10-KSB


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

Grant Thornton LLP
Philadelphia, Pennsylvania
August 12, 2003

CONSOLIDATED BALANCE SHEETS
JUNE 30,

                                                        2003             2002
ASSETS

CURRENT ASSETS:
  Cash                                              $  3,528,511     $          -
  Trade accounts receivable (net of allowance for
  doubtful accounts of $128,000 and $42,000,
  respectively)                                        8,516,481        4,465,885
  Inventories                                          8,175,798        4,937,207
  Prepaid expenses and other assets                      367,400          106,170
  Deferred tax asset                                     569,858          300,368
                                                    ------------     ------------
           Total current assets                       21,158,048        9,809,630

PROPERTY, PLANT AND EQUIPMENT                         11,885,728       10,144,968
  Less accumulated depreciation                        4,477,928        3,616,044
                                                    ------------     ------------
                                                       7,407,800        6,528,924

OTHER ASSETS                                             496,696          369,949
                                                    ------------     ------------

TOTAL ASSETS                                        $ 29,062,544     $ 16,708,503
                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                    $          -     $    202,688
  Current portion of long-term debt                      718,333          596,517
  Accounts payable                                     2,664,616          733,984
  Accrued expenses                                       526,430          657,891
  Income taxes payable                                    63,617          726,552
                                                    ------------     ------------
           Total current liabilities                   3,972,996        2,917,632

LONG-TERM DEBT, LESS CURRENT PORTION                   2,379,469        3,343,333

DEFERRED TAX LIABILITY                                 1,112,369          681,489

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock - authorized 50,000,000 shares,
  par value $0.001; issued and outstanding,
  20,025,871 and 19,894,257 shares, respectively          20,026           19,894
  Additional paid-in capital                           2,526,077        2,360,261
  Retained earnings                                   19,051,607        7,385,894
                                                    ------------     ------------
           Total shareholders' equity                 21,597,710        9,766,049
                                                    ------------     ------------

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY           $ 29,062,544     $ 16,708,503
                                                    ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30,

                                                                       2003              2002
NET SALES                                                          $ 42,486,758      $ 25,126,214

COST OF SALES                                                        16,257,794         8,452,677
                                                                   ------------      ------------

           Gross profit                                              26,228,964        16,673,537

RESEARCH AND DEVELOPMENT EXPENSES                                     2,575,178         1,748,631
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          4,337,558         3,298,564
LOSS ON SALE OF ASSETS                                                  119,279            63,682
LOSS ON IMPAIRMENT/ABANDONMENT OF ASSETS                                136,843           137,177
                                                                   ------------      ------------

           Operating profit                                          19,060,106        11,425,483
                                                                   ------------      ------------

OTHER INCOME/(EXPENSE):

  Interest income                                                         2,297            25,135
  Interest expense, including $0 and $131,245 to shareholder            (60,776)         (270,493)
                                                                   ------------      ------------

                                                                        (58,479)         (245,358)
                                                                   ------------      ------------

INCOME BEFORE INCOME TAX EXPENSE                                     19,001,627        11,180,125

INCOME TAX EXPENSE                                                    7,334,740         3,984,135
                                                                   ------------      ------------

NET INCOME                                                         $ 11,666,887      $  7,195,990
                                                                   ============      ============

Basic earnings per common share                                    $       0.58      $       0.36
                                                                   ============      ============

Diluted earnings per common share                                  $       0.58      $       0.36
                                                                   ============      ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003 AND 2002

                                             COMMON STOCK
                                     --------------------------     ADDITIONAL
                                       SHARES                        PAID-IN        RETAINED      SHAREHOLDERS'
                                       ISSUED         AMOUNT         CAPITAL        EARNINGS         EQUITY
BALANCE, JULY 1, 2001                19,809,192          19,809   $  2,305,972    $    189,904    $  2,515,685

  Exercise of stock options              85,065              85         54,289               -          54,374
  Net income                                                                         7,195,990       7,195,990
                                                                                  ------------    ------------

BALANCE, JUNE 30, 2002               19,894,257          19,894      2,360,261       7,385,894       9,766,049

  Exercise of stock options             131,709             132        165,816               -         165,948

  Stock Split-shares repurchased
     due to odd quantity holders            (95)              -                         (1,174)         (1,174)
  Net income                                  -               -              -      11,666,887      11,666,887
                                     ----------    ------------   ------------    ------------    ------------

BALANCE, JUNE 30, 2003               20,025,871    $     20,026   $  2,526,077    $ 19,051,607    $ 21,597,710
                                     ==========    ============   ============    ============    ============

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

                                                                2003                               2002
                                                ---------------------------------    -------------------------------
                                                   NET INCOME           SHARES         NET INCOME         SHARES
                                                   (NUMERATOR)      (DENOMINATOR)      (NUMERATOR)     (DENOMINATOR)
Basic earnings per share factors                $    11,666,887       19,968,633     $    7,195,990      19,895,757
Effect of potentially dilutive option
   plans and debentures                                                  152,681                            122,791
                                                ---------------       ----------     --------------      ----------

Diluted earnings per share factors              $    11,666,887       20,121,314     $    7,195,990      20,018,548
                                                ===============       ==========     ==============      ==========

Basic earnings per share                        $          0.58                      $         0.36
Diluted earnings per share                      $          0.58                      $         0.36

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

SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment--generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates its financial information for all products, and reports on one operating segment. The Company's products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company's net product sales by medical indication for Fiscal 2003 and 2002.

MEDICAL INDICATION      FISCAL 2003    FISCAL 2002
------------------      -----------    -----------
Migraine Headache       $18,969,000    $14,294,000
Epilepsy                 15,279,000      6,446,000
Heart Failure             4,977,000              0
Thyroid Deficiency          902,000              0
Cough/Cold                  681,000      3,266,000
Other                     1,679,000      1,120,000
                        -----------    -----------
Total                   $42,487,000    $25,126,000
                        ===========    ===========

CONCENTRATION OF CREDIT RISK AND ACCOUNTS RECEIVABLE - One customer accounted for approximately 13% of net sales in Fiscal 2003. Another customer accounted for approximately 12% and 22% of net sales in Fiscal 2003 and Fiscal 2002, respectively. Another customer accounted for 19% of net sales in Fiscal 2002.

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

                                             FISCAL YEAR ENDED JUNE 30,
                                              2003               2002
Net income, as reported                  $    11,666,887    $     7,195,990
Deduct: Total compensation expense
   determined under fair value-based
   method for all stock awards                  (539,029)           (90,302)
Add: Tax savings at effecive rate                208,065             32,148
                                         ---------------    ---------------
Pro forma net income                          11,335,923          7,137,836
                                         ===============    ===============
Earnings per share:
   Basic, as reported                    $          0.58    $          0.36
                                         ===============    ===============
   Basic, pro forma                      $          0.57    $          0.36
                                         ===============    ===============
   Diluted, as reported                  $          0.58    $          0.36
                                         ===============    ===============
   Diluted, pro forma                    $          0.56    $          0.36
                                         ===============    ===============

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

- Effective July 1, 2002, goodwill and intangible assets with indefinite lives are to be tested for impairment annually and whenever there is an impairment indicator

- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

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

5. LONG-TERM DEBT

Long-term debt at June 30, 2003 and 2002 consists of the following:

                          2003         2002
Tax-exempt Bond Loan   $3,097,802   $3,700,000
Taxable Bond Loan                      239,850
                       ----------   ----------
                        3,097,802    3,939,850
Less current portion      718,333      596,517
                       ----------   ----------

                       $2,379,469   $3,343,333
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

Annual repayments of debt, including sinking fund requirements, as of June 30, 2003 are as follows:

YEAR ENDING         AMOUNTS PAYABLE
JUNE 30,            TO INSTITUTIONS
2004                   $  718,333
2005                      706,667
2006                      678,333
2007                      300,000
2008                      108,333
Thereafter                586,136
                       ----------

                       $3,097,802
                       ==========

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

7. INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30.

                           2003           2002
Current Income Taxes   $  7,173,350   $ 3,260,896
Deferred Income Taxes       161,390       723,239
                       ------------   -----------

                       $  7,334,740   $ 3,984,135
                       ============   ===========

A reconciliation of the differences between the effective rates and statutory rates is as follows:

                                       2003    2002
Federal income tax at statutory rate   35.0%   34.0%
State and local income tax, net         6.5%    3.1%
Other                                  -2.9%   -1.5%
                                       ----    ----
Income taxes expense/(benefit)         38.6%   35.6%
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

                                                           2003          2002
Deferred tax assets:
   Accrued expenses                                    $    30,077    $    38,370
   Reserves for Accounts Receivable and Inventory          539,781        261,998
                                                       -----------    -----------

                                                           569,858        300,368
Valuation allowance                                              -              -
                                                       -----------    -----------

        Total                                              569,858        300,368

Deferred tax liability - Accumulated Depreciation on
     Property, Plant and Equipment                       1,112,369        681,489
                                                       -----------    -----------

Net deferred tax liability                             $  (542,511)   $  (381,121)
                                                       ===========    ===========

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

A summary of the status of the combined options for both the 1993 Plan and the 2003 Plan, as of June 30, 2003 and 2002, and the changes during the years then ended is represented below:

                                                         2003                        2002
                                               ------------------------    -----------------------
                                                          WEIGHTED AVG.              WEIGHTED AVG.
                                                            EXERCISE                   EXERCISE
                                                SHARES        PRICE        SHARES       PRICE
Outstanding beginning of year                   151,860    $     0.94      226,875    $     0.73
Granted                                         398,820          7.82       15,000          2.30
Exercised                                      (131,709)         1.26      (85,014)         0.63
Terminated                                       (9,250)         3.74       (5,001)         0.53
                                               --------                    -------

Outstanding end of year                         409,721    $     7.47      151,860    $     0.94
                                               ========    ==========      =======    ==========
Options exercisable at year-end                  98,025    $     6.82       95,933    $     0.77
                                               ========    ==========      =======    ==========
Weighted average fair value of options
   granted during the year                                 $     7.82                 $     2.30
                                                           ==========                 ==========

Note: The number of shares and the prices per share in the above table have been adjusted proportionately, based on the Company's 3 for 2 stock split in February 2003.

                OPTIONS OUTSTANDING AT JUNE 30, 2003         OPTIONS EXERCISABLE AT JUNE 30, 2003
               -------------------------------------         ------------------------------------
EXERCISE        # OF       AVERAGE         AVERAGE            # OF     AVERAGE          AVERAGE
 PRICE         SHARES       LIFE            PRICE            SHARES     LIFE             PRICE
$  0.75         15,525       6.4           $   0.75         15,525        6.4           $   0.75
$  2.30         10,001       8.5           $   2.30              0        8.5           $   2.30
$  4.63         50,625       9.0           $   4.63              0        9.0           $   4.63
$  7.97        292,755       9.3           $   7.97         82,500        9.3           $   7.97
$ 11.27         40,815       9.7           $  11.27              0        9.7           $  11.27
               -------                                       ------
               409,721                                       98,025
               -------                                       ------

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

                              LANNETT COMPANY, INC.
            SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Lannett's unaudited quarterly consolidated results of operations, and market price information are shown below:

                                      FOURTH           THIRD          SECOND          FIRST
                                      QUARTER         QUARTER         QUARTER        QUARTER
FISCAL 2003
Net Sales                          $ 12,157,035    $ 11,019,906    $ 10,183,161    $  9,126,656
Cost of goods sold                    4,479,690       3,976,519       3,965,474       3,836,110
                                   ------------    ------------    ------------    ------------
   Gross Profit                       7,677,345       7,043,387       6,217,687       5,290,546
Other Operaing Expenses               2,020,151       1,750,420       1,791,829       1,350,336
                                   ------------    ------------    ------------    ------------
Operating Income                      5,657,194       5,292,967       4,425,858       3,940,210
Other Income/(Expense)                 (154,087)       (123,253)        (13,321)        (23,940)
Income Taxes                          2,406,418       1,914,081       1,649,624       1,364,617
                                   ------------    ------------    ------------    ------------
Net Income                            3,096,689       3,255,633       2,762,913       2,551,653
                                   ============    ============    ============    ============
   Basic earnings per share        $       0.15    $       0.16    $       0.14    $       0.13
                                   ============    ============    ============    ============
   Diluted Eranings per share      $       0.15    $       0.16    $       0.14    $       0.13
                                   ============    ============    ============    ============
Market Price per share
   High                            $      23.44    $      15.52    $      13.97    $       7.41
                                   ============    ============    ============    ============
   Low                             $      11.36    $      11.05    $       5.67    $       4.63
                                   ============    ============    ============    ============

FISCAL 2002
Net Sales                          $  7,023,812    $  8,638,229    $  5,391,341    $  4,072,832
Cost of goods sold                    2,593,663       2,075,856       2,236,715       1,546,444
                                   ------------    ------------    ------------    ------------
   Gross Profit                       4,430,149       6,562,373       3,154,626       2,526,388
Other Operaing Expenses               1,275,188       1,623,557       1,136,340       1,012,108
                                   ------------    ------------    ------------    ------------
Operating Income                      3,154,961       4,938,816       2,018,286       1,514,280
Other Income/(Expense)                 (220,166)        (32,252)        (84,404)       (109,395)
Income Taxes                            952,854       1,862,281         677,290         491,710
                                   ------------    ------------    ------------    ------------
Net Income                            1,981,941       3,044,283       1,256,592         913,175
                                   ============    ============    ============    ============
   Basic earnings per share        $       0.10    $       0.15    $       0.06    $       0.05
                                   ============    ============    ============    ============
   Diluted Eranings per share      $       0.10    $       0.15    $       0.06    $       0.05
                                   ============    ============    ============    ============
Market Price per share
   High                            $       8.00    $       3.77    $       2.69    $       1.33
                                   ============    ============    ============    ============
   Low                             $       3.50    $       2.13    $       1.13    $       0.69
                                   ------------    ------------    ------------    ------------

                                  EXHIBIT INDEX

Exhibit
 Number             Description                               Method of Filing                 Page
-------  ---------------------------------  ------------------------------------------------   ----
  3.1    Articles of Incorporation          Incorporated by reference to the Proxy Statement
                                            filed with respect to the Annual Meeting of
                                            Shareholders held on December 6, 1991 (the "1991
                                            Proxy Statement").                                    -

  3.2    By-Laws, as amended                Incorporated by reference to the 1991 Proxy
                                            Statement.                                            -

   4     Specimen Certificate for Common    Incorporated by reference to Exhibit 4(a) to
         Stock                              Form 8 dated April 23, 1993 (Amendment No. 3 to
                                            Form 10-KSB for Fiscal 1992) ("Form 8")               -

  10.1   Line of Credit Note dated March    Incorporated by reference to Exhibit 10(ad) to
         11, 1999 between the Company and   the Annual Report on 1999 Form 10-KSB                 -
         First Union National Bank

  10.2   Philadelphia Authority for         Incorporated by reference to Exhibit 10(ae) to
         Industrial Development Taxable     the Annual Report on 1999 Form 10-KSB                 -
         Variable Rate Demand/Fixed Rate
         Revenue Bonds, Series of 1999

  10.3   Philadelphia Authority for         Incorporated by reference to Exhibit 10(af) to
         Industrial Development             the Annual Report on 1999 Form 10-KSB                 -
         Tax-Exempt Variable Rate
         Demand/Fixed Revenue Bonds
         (Lannett Company, Inc. Project)
         Series of 1999

  10.4   Letter of Credit and Agreements    Incorporated by reference to Exhibit 10(ag) to
         supporting bond issues between     the Annual Report on 1999 Form 10-KSB                 -
         the Company and First Union
         National Bank

  10.5   2003 Stock Option Plan             Incorporated by reference to the Proxy Statement
                                            for Fiscal Year Ending June 30, 2002                  -

  10.6   Terms of Employment Agreement      Filed Herewith                                    54-55
         with Kevin Smith

   Exhibit
    Number                Description             Method of Filing    Page
-------------  ---------------------------------  ----------------    ----
     10.7      Terms of Employment Agreement       Filed Herewith     56-57
               with Arthur Bedrosian

     10.8      Terms of Employment Agreement       Filed Herewith        58
               with Larry Dalesandro

10.9 (Note A)  Agreement between Lannett           Filed Herewith
               Company, Inc and Siegfried
               (USA), Inc.

      11       Computation of Earnings Per Share   Filed Herewith        59

      13       Annual Report on Form 10-KSB        Filed Herewith     29-51

      21       Subsidiaries of the Company         Filed Herewith        60

     31.1      Certification of Chief Executive    Filed Herewith     61-62
               Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

     31.2      Certification of Chief Financial    Filed Herewith     63-64
               Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

      32       Certifications of Chief             Filed Herewith        65
               Executive Officer and Chief
               Financial Officer Pursuant to
               Section 906 of the
               Sarbanes-Oxley Act of 2002

Note A: Portions of Exhibits 10.9 have been omitted pursuant to a request for confidential treatment. Complete copies of this agreement, including the redacted portions, have been filed with the Securities and Exchange Commission.