Form 10-Q/A
period 2004-03-31
LANNETT CO INC
filed 2004-10-25
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

   ITEM 1.   Financial Statements

                 Consolidated Balance Sheets as of
                 March 31, 2004 (unaudited) and
                 June 30, 2003.......................................................................       3

                 Consolidated Statements of Income (unaudited)
                 for the three and nine months ended March 31, 2004
                 and 2003 ...........................................................................       4

                 Consolidated Statements of Changes in Shareholders' Equity
                 for the nine months ended March 31, 2004............................................       5

                 Consolidated Statements of Cash Flows (unaudited)
                 for the nine months ended March 31, 2004
                 and 2003 ...........................................................................       6

                 Notes to Consolidated Financial
                 Statements .........................................................................   7 - 15

   ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..............................................................................  15 - 23

   ITEM 4.   Controls and Procedures.................................................................       23

PART II. OTHER INFORMATION

   ITEM 1.   Legal Proceedings.......................................................................    23-24

   ITEM 2.   Changes in Securities and Use of Proceeds...............................................       25

   ITEM 3.   Defaults upon Senior Securities.........................................................       25

   ITEM 4.   Submission of Matters to a Vote of Security Holders.....................................       25

   ITEM 5.   Other Information.......................................................................       25

   ITEM 6.   Exhibits and Reports on Form 8-K........................................................       25

                          PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
                                                                                             3/31/04         06/30/03
                                                                                          -------------   -------------
ASSETS

CURRENT ASSETS:
         Cash                                                                             $   7,919,190   $   3,528,511
         Trade accounts receivable (net of allowance of $115,000 and $128,000)               12,344,190       8,516,481
         Inventories                                                                         10,312,357       8,175,798
         Prepaid expenses                                                                       801,745         367,400
         Deferred tax asset                                                                     569,858         569,858
                                                                                          -------------   -------------

                  Total current assets                                                       31,947,340      21,158,048
                                                                                          -------------   -------------

PROPERTY, PLANT AND EQUIPMENT                                                                12,727,123      11,885,728
Less accumulated depreciation                                                                (5,292,995)     (4,477,928)
                                                                                          -------------   -------------

                                                                                              7,434,128       7,407,800
                                                                                          -------------   -------------

CONSTRUCTION IN PROGRESS                                                                      5,783,094               -
                                                                                          -------------   -------------
OTHER ASSETS                                                                                    494,660         496,696
                                                                                          -------------   -------------

                  Total assets                                                            $  45,659,222   $  29,062,544
                                                                                          =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                                                $   1,511,000   $     718,333
         Accounts payable                                                                     1,895,213       2,664,616
         Accrued expenses                                                                     1,807,482         526,430
         Income taxes payable                                                                   654,115          63,617
                                                                                          -------------   -------------

                  Total current liabilities                                                   5,867,810       3,972,996
                                                                                          -------------   -------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                          6,267,787       2,379,469
                                                                                          -------------   -------------

DEFERRED TAX LIABILITY                                                                        1,112,369       1,112,369
                                                                                          -------------   -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
         Common stock -
         authorized 50,000,000 shares par value $.001;
             issued and outstanding, 20,071,840 shares and 20,025,871 shares, respectively       20,072          20,026
         Additional paid-in capital                                                           2,884,247       2,526,077
         Retained earnings                                                                   29,506,937      19,051,607
                                                                                          -------------   -------------
                  Total shareholders' equity                                                 32,411,256      21,597,710
                                                                                          -------------   -------------

                  Total liabilities and shareholders' equity                              $  45,659,222   $  29,062,544
                                                                                          =============   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                               ----------------------------    ------------------------------
                                                  3/31/04         3/31/03         3/31/04          3/31/03
                                               -------------   -------------    -------------   -------------
NET SALES                                      $  16,000,251   $  11,019,906   $   45,795,638   $  30,329,723
COST OF SALES                                      6,947,195       3,976,519       18,405,293      11,778,104
                                               -------------   -------------    -------------   -------------

Gross profit                                       9,053,056       7,043,387       27,390,345      18,551,619

RESEARCH AND DEVELOPMENT EXPENSES                  1,361,681         682,869        3,500,759       1,668,876
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                   2,276,780       1,067,551        6,179,980       3,223,709
                                               -------------   -------------    -------------   -------------

                  Operating profit                 5,414,595       5,292,967       17,709,606      13,659,034
                                               -------------   -------------    -------------   -------------

OTHER INCOME (EXPENSE):
Loss on sale of assets                                     -        (119,275)               -        (119,275)
Net interest income (expense)                          1,632          (3,978)           3,920         (41,239)
                                               -------------   -------------    -------------   -------------
                                                       1,632        (123,253)           3,920        (160,514)
                                               -------------   -------------    -------------   -------------

INCOME BEFORE TAXES                                5,416,227       5,169,714       17,713,526      13,498,520

INCOME TAXES                                       2,217,829       1,914,081        7,258,196       4,928,322
                                               -------------   -------------    -------------   -------------

NET INCOME                                     $   3,198,398   $   3,255,633   $   10,455,330   $   8,570,198
                                               =============   =============   ==============   =============

BASIC INCOME PER SHARE                         $        0.16   $        0.16   $         0.52   $        0.43

DILUTED INCOME PER SHARE                       $        0.16   $        0.16   $         0.52   $        0.43

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                  20,058,753      19,985,031       20,049,647      19,948,870

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                  20,265,833      20,117,795       20,263,146      20,081,634

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)


                                                COMMON STOCK           ADDITIONAL
                                           -----------------------       PAID-IN         RETAINED     SHAREHOLDERS'
                                             SHARES        AMOUNT       CAPITAL          EARNINGS         EQUITY
BALANCE, JUNE 30, 2003                     20,025,871     $ 20,026     $ 2,526,077     $ 19,051,607    $21,597,710

Exercise of stock options                      36,492           37         231,797
                                                                                                           231,834

Shares issued in connection                     9,477            9         126,373                         126,382
with employee stock purchase plan

Net Income                                                                               10,455,330     10,455,330

                                           ----------     --------     -----------     ------------    -----------
BALANCE, MARCH 31, 2004                    20,071,840     $ 20,072     $ 2,884,247     $ 29,506,937    $32,411,256
                                           ==========     ========     ===========     ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                     --------------------------------
                                                                                         3/31/04           3/31/03
                                                                                     --------------     -------------
OPERATING ACTIVITIES:
    Net income                                                                       $   10,455,330     $   8,570,198
    Adjustments to reconcile net income to net cash
            provided by operating activities:
       Depreciation and amortization                                                        815,067           742,449
       Loss on sale/disposal of assets                                                            -           119,275
    Changes in assets and liabilities which provided/(used) cash:
       Trade accounts receivable                                                         (3,827,709)       (4,002,378)
       Inventories                                                                       (2,136,559)       (1,860,372)
       Prepaid expenses and other assets                                                    (90,909)         (269,679)
       Accounts payable                                                                    (769,403)          694,564
       Accrued expenses                                                                   1,281,052          (283,136)
       Income taxes payable                                                                 590,498          (171,740)
                                                                                     --------------     -------------

              Net cash provided by operating activities                                   6,317,367         3,539,181
                                                                                     --------------     -------------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment (including construction in progress)      (6,624,489)       (1,704,102)
    Deposits paid on machinery or building additions not placed in service                 (341,400)         (456,872)
    Proceeds from sale of property, plant and equipment                                           -           375,003
                                                                                     --------------     -------------

       Net cash used in investing activities                                             (6,965,889)       (1,785,971)
                                                                                     --------------     -------------

FINANCING ACTIVITIES:
    Proceeds from debt financing                                                          5,355,574                 -
    Net repayments under line of credit                                                           -          (202,688)
    Repayments of debt                                                                     (674,589)         (609,715)
    Proceeds from issuance of stock                                                         358,216           165,667
                                                                                     --------------     -------------

    Net cash provided by (used in) financing activities                                   5,039,201          (646,736)
                                                                                     --------------     -------------

NET INCREASE IN CASH                                                                      4,390,679         1,106,474

CASH, BEGINNING OF YEAR                                                                   3,528,511                 -
                                                                                     --------------     -------------

CASH, END OF PERIOD                                                                  $    7,919,190     $   1,106,474
                                                                                     ==============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                                      $       28,999     $      41,239
    Income taxes paid during period                                                  $    6,667,698     $   5,100,062

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

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                            ---------------------------   ----------------------------
                                              3/31/04        3/31/03        3/31/04         3/31/03
                                            ------------   ------------   -------------   ------------
Net income, as reported                     $  3,198,398   $  3,255,633   $  10,455,330   $  8,570,198
Deduct: Total compensation expense
 determined under fair value based
 method for all stock awards                    (307,847)      (134,757)       (842,186)      (404,271)
Add:  Tax savings at effective rate              126,091         49,894         345,120        147,600
                                            ------------   ------------   -------------   ------------
Pro forma net income                           3,016,642      3,170,770       9,958,264      8,313,527
                                            ============   ============   =============   ============

Earnings per share:
Basic, as reported                          $        .16   $        .16   $         .52   $        .43
Basic, pro forma                            $        .15   $        .16   $         .50   $        .42
Diluted, as reported                        $        .16   $        .16   $         .52   $        .43
Diluted, pro forma                          $        .15   $        .16   $         .49   $        .41

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

NOTE 3. INVENTORIES

    Inventories consist of the following:

                                                                                         March 31,         June 30,
                                                                                           2004             2003
                                                                                       ------------     -------------
                                                                                       (unaudited)
Raw materials                                                                          $  4,342,128     $   2,625,463
Work-in-process                                                                             777,510           992,330
Finished goods                                                                            4,999,655         4,363,432
Packaging supplies                                                                          193,064           194,573
                                                                                       ------------     -------------
                                                                                       $ 10,312,357     $   8,175,798
                                                                                       ============     =============

The preceding amounts are net of inventory reserves of $494,731 and $235,246 at March 31, 2004 and June 30, 2003 respectively.

NOTE 4. LONG-TERM DEBT

Long-Term debt consists of the following

                                                                                         March 31,         June 30,
                                                                                           2004             2003
                                                                                       ------------     -------------
                                                                                       (unaudited)
Tax-exempt Bond Loan                                                                   $  2,487,287     $   3,097,802
Mortgage Loan                                                                             2,700,000                 -
Equipment Loan                                                                            1,641,500                 -
Construction Loan                                                                           950,000                 -
                                                                                       ------------     -------------
                                                                                       $  7,778,787     $   3,097,802
Less current portion                                                                      1,511,000           718,333
                                                                                       ------------     -------------

                                                                                       $  6,267,787     $   2,379,469
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

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                 2004                            2003
                                                    ------------------------------   -----------------------------
                                                      NET INCOME        SHARES         NET INCOME        SHARES
                                                      (NUMERATOR)    (DENOMINATOR)    (NUMERATOR)     (DENOMINATOR)
Basic earnings per share factors                    $    3,198,398      20,058,753   $   3,255,633      19,985,031

Effect of dilutive stock options                                           207,080                         132,764

                                                    --------------      ----------   -------------      ----------
Diluted earnings per share factors                  $    3,198,398      20,265,833   $   3,255,633      20,117,795
                                                    ==============      ==========   =============      ==========
Basic earnings per share                            $         0.16                   $        0.16
Diluted earnings per share                          $         0.16                   $        0.16

The number of shares in the prior period have been adjusted for the Company's 3 for 2 stock split in February 2003.

                                                                     NINE MONTHS ENDED MARCH 31,
                                                                 2004                            2003
                                                    ------------------------------   -----------------------------
                                                      NET INCOME        SHARES         NET INCOME        SHARES
                                                      (NUMERATOR)    (DENOMINATOR)    (NUMERATOR)     (DENOMINATOR)
Basic earnings per share factors                    $   10,455,330      20,049,647   $   8,570,198      19,948,870

Effect of dilutive stock options                                           213,499                         132,764
                                                    --------------      ----------   -------------      ----------
Diluted earnings per share factors                  $   10,455,330      20,263,146   $   8,570,198      20,081,634
                                                    ==============      ==========   =============      ==========
Basic earnings per share                            $         0.52                   $        0.43
Diluted earnings per share                          $         0.52                   $        0.43

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

NOTE 8. MATERIAL CONTRACT WITH SUPPLIER

      On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals,, Inc. (JSP) for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. According to the agreement, which has a term of ten years, JSP will supply the Company with Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules ("BACC"), Digoxin tablets ("Digoxin") and Levothyroxine Sodium tablets, sold under the generic name and the brand name "Unithroid" ("Levothyroxine"). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty
(30) days of notice from the non-breaching party. During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The minimum quantity to be purchased in the first year of the agreement is $15 million. Thereafter, the minimum quantity to be purchased increases by $1 million per year of the contract--up to $24 million for the last year of the ten-year contract. The Company projects that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement. Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board"); provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation including, but not limited to, complying with the requirements of the Securities and Exchange Commission, the American Stock Exchange and applicable law including the Sarbanes-Oxley Act of 2002. Both Lannett and JSP have agreed to indemnify the other party from any losses incurred by the indemnified party resulting from actions by the other party. There have been no such indemnification claims made as of the date of this filing and the Company does not expect any such indemnification claims to be made by either party. The Agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders, from a financial point of view, in light of JSP's products' contribution or potential contribution to the Company's profitability. On April 20, 2004, the investment banker, Donnelly Penman and Partners, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's Products' contribution or potential contribution to the Company's profitability. As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP's designees. As a result of the transaction, on April 20, 2004, the Company recorded an intangible asset related to the contract in the amount of $67,040,000, the fair market value of the shares issued to JSP's designees at the time of issuance.

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

                                    LANNETT COMPANY, INC.

Dated: May 10, 2004          By:    /s/ Larry Dalesandro
                                    -------------------------------------------
                                    Larry Dalesandro
                                    Chief Financial Officer

                             By:    /s/ William Farber
                                    -------------------------------------------
                                    William Farber
                                    Chairman of the Board and Chief Executive
                                    Officer

                           EXHIBIT INDEX

     2.1        Agreement between Lannett           Incorporated by reference to Exhibit 2.1 to Form   -
                Company, Inc. and Jerome Stevens    8-K dated April 20, 2004
                Pharmaceuticals

    10.1        Employment Agreement between        Filed Herewith                                     29-36
                Lannett Company, Inc. and Arthur
                Bedrosian

10.2 (Note A)   Agreement dated March 23, 2004      Filed Herewith                                     37-54
                by and between Lannett Company,
                Inc. and Jerome Stevens
                Pharmaceuticals, Inc.

     11         Computation of Per Share Earnings   Filed Herewith                                     45-46

    23.1        Consent of Donnelly Penman and      Filed Herewith                                     47
                Partners LLP

    31.1        Certification of Chief Executive    Filed Herewith                                     48-49
                Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002

    31.2        Certification of Chief Financial    Filed Herewith                                     50-51
                Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002

     32         Certifications of Chief             Filed Herewith                                     52
                Executive Officer and Chief
                Financial Officer Pursuant to
                Section 906 of the
                Sarbanes-Oxley Act of 2002

Note A: Portions of Exhibit 10.2 have been omitted pursuant to a request for confidential treatment. A complete copy of Exhibit 10.2, including redacted portions thereof, has been filed with the Securities and Exchange Commission.