Form 10-K/A
period 2004-06-30
LANNETT CO INC
filed 2004-10-25
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE TRANSITION PERIOD FROM ____________ TO

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

PRODUCTS

As of the date of this filing, the Company manufactured and/or distributed eleven products:

                                                      MANUFACTURE
                NAME OF PRODUCT                         SOURCE      MEDICAL INDICATION        EQUIVALENT BRAND
----------------------------------------------        -----------   -------------------       ----------------
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

      Currently, the Company's only finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 81% of the Company's inventory purchases in Fiscal 2004, 62% in Fiscal 2003 and 26% in Fiscal 2002. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party. During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The minimum quantity to be purchased in the first year of the agreement is $15 million. Thereafter, the minimum quantity to be purchased increases by $1 million per year of the contract -- up to $24 million for the last year of the ten-year contract. The Company projects that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement. Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board"); provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation including, but not limited to, complying with the requirements of the Securities and Exchange Commission, the American Stock Exchange and applicable law including the Sarbanes-Oxley Act of 2002. The Agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's products' contribution or potential contribution to the Company's profitability. On April 20, 2004, the investment banker, Donnelly Penman and Partners, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders from a financial point of view. As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP's designees. As a result of the transaction, the Company recorded an intangible asset related to the contract in the amount of $67,040,000. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP.

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

                    Product                                           Primary Competitors
----------------------------------------------    --------------------------------------------------------
Butalbital with Aspirin and Caffeine, with and    Watson Pharmaceuticals Inc., Anabolic Laboratories, Inc.
      without codeine phosphate capsules               (marketed by Breckenridge Pharmaceutical, Inc.)

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

                                                                                                    Number of securities
                                                                                                   remaining available for
                                                                                                    future issuance under
                                Number of securities to be             Weighted average              equity compensation
                                  issued upon exercise of             exercise price of               plans (excluding
                                   outstanding options,              outstanding options,          securities reflected in
                                    warrants and rights               warrants and rights                 column (a)
       Plan Category                        (a)                               (b)                            (c)
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

ITEM 6. SELECTED FINANCIAL DATA

                     Lannett Company, Inc and Subsidiaries.
                              Financial Highlights

  AS OF OR FOR THE YEAR
     ENDED JUNE 30,              2004           2003          2002          2001            2000
-------------------------    ------------   -----------   -----------   ------------    -----------
OPERATING HIGHLIGHTS

Net Revenues                 $ 63,781,219   $42,486,758   $25,126,214   $ 12,090,993    $11,553,457
Gross Profit                 $ 36,924,344   $26,228,964   $16,673,537   $  5,556,229    $ 4,367,018
Operating Income             $ 20,830,969   $19,060,106   $11,425,483   $  2,042,585    $ 1,269,897
Net Income                   $ 13,215,454   $11,666,887   $ 7,195,990   $  1,829,915    $ 1,044,969
Basic Earnings Per Share     $       0.63   $      0.58   $      0.36   $       0.14    $      0.08
Diluted Earnings Per Share   $       0.63   $      0.58   $      0.36   $       0.14    $      0.08
Weighted Average Shares
 Outstanding, Basic            20,831,750    19,968,633    19,895,757     13,206,128     13,206,128
Weighted Average Shares
 Outstanding, Diluted          21,053,944    20,121,314    20,018,548     13,206,128     13,206,128

BALANCE SHEET HIGHLIGHTS

Current Assets               $ 40,143,775   $21,158,048   $ 9,809,630   $  8,618,835    $ 4,284,664
Working Capital              $ 29,090,146   $17,185,052   $ 6,891,998   $    (69,920)   $ 1,241,945
Total Assets                 $123,019,084   $29,062,544   $16,708,503   $ 15,665,617    $12,558,839
Total Debt                   $ 10,092,857   $ 3,097,802   $ 4,142,538   $ 10,773,222    $11,873,069
Deferred Tax Liabilities     $  1,614,323   $ 1,112,369   $   681,489   $    641,285    $         -
Total Stockholders' Equity   $102,246,991   $21,597,710   $ 9,766,049   $  2,515,685    $   685,770

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

      The Company sells its products to customers in various categories. The table below identifies the Company's net sales to each category.

  Customer Category                 Fiscal 2004 Net Sales     Fiscal 2003 Net Sales    Fiscal 2002 Net Sales
----------------------              ---------------------     ---------------------    ---------------------
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company are set forth below:

                                      Age                        Position
                                      ---        -----------------------------------------
Directors:

William Farber                         72        Chairman of the Board and Chief Executive
                                                                  Officer

Marvin Novick                          73                         Director

Ronald A. West                         70                         Director

Myron Winkelman                        66                         Director

Executive Officers:

Arthur P. Bedrosian                    58                        President

Larry Dalesandro                       32                 Chief Financial Officer

David Farber                           45            Vice President of Special Projects

Jeffrey Farber                         44                        Secretary

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

                                                                                         Long Term Compensation
                                                                                -------------------------------------
                                Annual Compensation                                      Awards               Payouts
------------------------------------------------------------------------------  ------------------------      -------
                                                                                                (g)
                                                                                             Securities
        (a)                                                                        (f)         Under-           (h)         (i)
      Name and              (b)                                        (e)      Restricted     lying           LTIP      All Other
     Principal            Fiscal         (c)           (d)        Other Annual    Stock       Options/        Payouts  Compensation
      Position             Year         Salary        Bonus       Compensation   Award(s)       SARs           Amount     Amounts
--------------------      ------      ----------     ------       ------------  ----------   -----------      -------  ------------
William  Farber            2004             0             0             0             0        87,500             0        26,000(6)
Chairman of the                             0             0             0             0        37,500             0         3,000(6)
Board of
Directors and              2003
Chief Executive
Officer                    2002             0             0             0             0             0             0         3,000(6)

Arthur P.                  2004       212,548(1)    240,000             0             0       177,900             0             0
Bedrosian(2)               2003       179,175(1)     77,500             0             0       114,600             0             0
President                  2002        64,385             0             0             0             0             0             0

Larry  Dalesandro(3)       2004       135,842(1)    156,000             0             0       129,595             0             0
Chief Financial            2003       134,984(1)     59,675             0             0        74,595             0             0
Officer, Treasurer         2002       116,698(1)     25,000             0             0             0             0             0

Eugene Livshits(4)         2004             0(1)          0             0             0             0             0             0
Vice President of          2003        67,706(1)     38,874             0             0         7,500             0       141,020(5)
Technical Affairs          2002       126,715(1)     25,000             0             0             0             0             0

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
Secretary                                                               12,500@$16.04                5/10/2014

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUES

                                                                                                       (e)
                                                                                                    VALUE OF
                                                                           (d)                     UNEXERCISED
                                 (b)                               NUMBER OF SECURITIES           IN-THE-MONEY
                                SHARES                            UNDERLYING UNEXERCISED           OPTIONS AT
                               ACQUIRED              (c)            OPTIONS AT FY-END                FY-END
           (a)                    ON                VALUE              EXERCISABLE/                EXERCISABLE/
          NAME                 EXERCISE           REALIZED            UNEXERCISABLE              UNEXERCISABLE
------------------------       --------           --------        ----------------------         --------------
William Farber                    0                 $0                    37,500/                   $264,500/
Chairman of the Board of                                                  50,000                    $      0
Directors and Chief
Executive Officer

Arthur Bedrosian                  0                 $0                    38,300/                   $290,143/
President                                                                139,600                    $580,285

Larry Dalesandro                  0                 $0                    24,865/                   $175,381/
Chief Financial Officer                                                  104,730                    $350,762

David Farber                      0                 $0                         0/                   $      0/
Vice President of                                                         22,500                    $      0
Special Projects

Jeffrey Farber                    0                 $0                         0/                   $      0/
Secretary                                                                 22,500                    $      0

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

                                 (b)                (c)
                              NUMBER OF         % OF TOTAL
                              SECURITIES       OPTIONS/SARs
                              UNDERLYING        GRANTED TO                   (d)
           (a)               OPTIONS/SARs       RECIPIENTS IN        EXERCISE OR BASE PRICE             (e)
          NAME               GRANTED (#)        FISCAL YEAR               ($/SHARE)               EXPIRATION DATE
------------------------     ------------      -------------        ----------------------        ---------------
William Farber                  50,000              12%                 25,000@$17.36               10/23/2013
Chairman of the Board of                                                25,000@$16.04                5/10/2014
Directors and Chief
Executive Officer

Marvin Novick                   35,000               8%                 15,000@$17.36               10/23/2013
Director                                                                20,000@$16.04                5/10/2014

Ronald West                     40,000               9%                 15,000@$17.36               10/23/2013
Director                                                                25,000@$16.04                5/10/2014

Myron Winkelman                 35,000               8%                 15,000@$17.36               10/23/2013
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth, as of August 18, 2004, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:

                                                              Excluding Options
                                                                and Debentures                 Including Options (*)
                                                         ----------------------------       ----------------------------
     Name and Address of                                     Number          Percent           Number         Percent of
      Beneficial Owner               Office                of Shares         of Class         of Shares         Class
-----------------------------  -----------------         -------------       --------       -------------     ----------
Directors/Executive Officers:

Arthur Bedrosian                   President                406,697(1)         1.69%           450,997(2)        1.86%
9000 State Road
Philadelphia, PA 19136

Larry Dalesandro                Chief Financial                 621            0.00%            25,486(3)        0.10%
9000 State Road                     Officer
Philadelphia, PA 19136

William Farber                  Chairman of the          13,519,129(4)        56.13%        13,556,629(5)       55.96%
9000 State Road                      Board
Philadelphia, PA 19136

Marvin Novick                       Director                 87,500            0.36%           110,000(6)        0.45%
9000 State Road
Philadelphia, PA 19136

Ronald A. West                      Director                  7,310            0.03%            17,258(7)        0.07%
9000 State Road
Philadelphia, PA 19136

Myron Winkelman                     Director                  1,000            0.00%             1,000           0.00%
9000 State Road
Philadelphia, PA 19136

David Farber                   Vice President of            136,633(8)         0.56%           136,633           0.56%
9000 State Road                 Special Projects
Philadelphia, PA 19136

Jeffrey Farber                     Secretary                132,870(9)         0.55%           132,870           0.55%
9000 State Road
Philadelphia, PA 19136

All directors and                                        14,291,760           59.32%        14,430,873          59.55%
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

                     AUDIT-RELATED FEES          TAX FEES          ALL OTHER FEES
 AUDIT FEES                 (1)                     (2)                 (3)                   TOTAL FEES
------------       ----------------------        --------          --------------             ----------
Fiscal 2004:
$92,124                   $5,000                  $29,621              $38,325                 $165,070

Fiscal 2003:
$72,561                   $7,700                  $17,816              $45,343                 $143,420

Fiscal 2002:
$63,833                   $    0                  $56,087              $40,378                 $160,298

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

                                            LANNETT COMPANY, INC.

Date: September 8, 2004                     By: /s/ William Farber
                                                ---------------------
                                                  William Farber,
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Date: September 8, 2004                     By: /s/ Larry Dalesandro
                                                ----------------------
                                                  Larry Dalesandro,
                                                  Chief Financial Officer
                                                  Chief Accounting Officer

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

/s/ Larry Dalesandro                                   September 8, 2004
--------------------------------------
Larry Dalesandro,
Chief Financial Officer

                                   EXHIBIT 13
                           ANNUAL REPORT ON FORM 10-K


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

Philadelphia, Pennsylvania
August 13, 2004

CONSOLIDATED BALANCE SHEETS
JUNE 30,

                                                                             2004               2003
ASSETS

CURRENT ASSETS:
  Cash                                                                  $   8,966,954      $   3,528,511
  Trade accounts receivable (net of allowance for doubtful accounts
   of $260,000 and $128,000, respectively)                                 15,355,887          8,516,481
  Inventories                                                              12,813,250          8,175,798
  Prepaid taxes                                                               882,613                  -
  Prepaid expenses and other current assets                                 1,016,050            367,400
  Deferred tax assets                                                         942,689            569,858
                                                                        -------------      -------------
           Total current assets                                            39,977,443         21,158,048

PROPERTY, PLANT AND EQUIPMENT                                              15,259,693         11,563,303
  Less accumulated depreciation                                            (5,666,798)        (4,477,928)
                                                                        -------------      -------------
                                                                            9,592,895          7,085,375

DEFERRED TAX ASSETS                                                           166,332                  -
INTANGIBLE ASSET (Product rights), net of amortization                     65,725,490                  -
CONSTRUCTION IN PROGRESS                                                    7,352,821            322,425
OTHER ASSETS                                                                  204,103            496,696
                                                                        -------------      -------------
TOTAL ASSETS                                                            $ 123,019,084      $  29,062,544
                                                                        =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                         1,988,716            718,333
  Accounts payable                                                          5,640,054          2,664,616
  Accrued expenses                                                          3,424,859            526,430
  Income taxes payable                                                              -             63,617
                                                                        -------------      -------------
           Total current liabilities                                       11,053,629          3,972,996

LONG-TERM DEBT, LESS CURRENT PORTION                                        8,104,141          2,379,469

DEFERRED TAX LIABILITY                                                      1,614,323          1,112,369

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock - authorized 50,000,000 shares, par value $0.001;
   issued and outstanding, 24,074,710 and 20,025,871 shares,
   respectively                                                                24,075             20,026
  Additional paid-in capital                                               69,955,855          2,526,077
  Retained earnings                                                        32,267,061         19,051,607
                                                                        -------------      -------------
           Total shareholders' equity                                     102,246,991         21,597,710
                                                                        -------------      -------------
TOTAL LIABILITES AND SHAREHOLDERS' EQUITY                               $ 123,019,084      $  29,062,544
                                                                        =============      =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARES HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30,

                                                                         2004              2003              2002
NET SALES                                                            $ 63,781,219      $ 42,486,758      $ 25,126,214

COST OF SALES                                                          26,856,875        16,257,794         8,452,677
                                                                     ------------      ------------      ------------

           Gross profit                                                36,924,344        26,228,964        16,673,537

RESEARCH AND DEVELOPMENT EXPENSES                                       5,895,096         2,575,178         1,748,631
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            8,863,966         4,337,558         3,298,564
AMORTIZATION EXPENSE                                                    1,314,510                 -                 -
LOSS ON SALE OF ASSETS                                                     19,803           119,279            63,682
LOSS ON IMPAIRMENT/ABANDONMENT OF ASSETS                                        -           136,843           137,177
                                                                     ------------      ------------      ------------

           Operating income                                            20,830,969        19,060,106        11,425,483
                                                                     ------------      ------------      ------------
OTHER INCOME/(EXPENSE):

  Interest income                                                          43,101             2,297            25,135
  Interest expense, including $0, $0 and $131,245 to shareholder          (64,300)          (60,776)         (270,493)
                                                                     ------------      ------------      ------------

                                                                          (21,199)          (58,479)         (245,358)
                                                                     ------------      ------------      ------------

INCOME BEFORE INCOME TAX EXPENSE                                       20,809,770        19,001,627        11,180,125

INCOME TAX EXPENSE                                                      7,594,316         7,334,740         3,984,135
                                                                     ------------      ------------      ------------

NET INCOME                                                           $ 13,215,454      $ 11,666,887      $  7,195,990
                                                                     ============      ============      ============

Basic earnings per common share                                      $       0.63      $       0.58      $       0.36
                                                                     ============      ============      ============

Diluted earnings per common share                                    $       0.63      $       0.58      $       0.36
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

NOTE: ALL SHARES HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                         COMMON STOCK
                                    -----------------------       ADDITIONAL
                                      SHARES                        PAID-IN                           SHAREHOLDERS'
                                      ISSUED       AMOUNT           CAPITAL       RETAINED EARNINGS       EQUITY
BALANCE, JULY 1, 2001               19,809,192     $ 19,809       $ 2,305,972        $   189,904       $  2,515,685

Exercise of stock options               85,065           85            54,289                  -             54,374
Net income                                   -            -                 -          7,195,990          7,195,990
                                    ----------     --------       -----------        -----------       ------------

BALANCE, JUNE 30, 2002              19,894,257       19,894         2,360,261          7,385,894          9,766,049

Exercise of stock options              131,709          132           165,816                  -            165,948
Stock Split-shares repurchased
 due to odd quantity holders               (95)           -                               (1,174)            (1,174)
Net income                                   -            -                 -         11,666,887         11,666,887
                                    ----------     --------       -----------        -----------       ------------

BALANCE, JUNE 30, 2003              20,025,871       20,026         2,526,077         19,051,607         21,597,710

Exercise of stock options               36,867           37           232,079                               232,116
Shares issued in connection
 with employee stock purchase
 plan                                   11,972           12           161,699                               161,711
Shares issued in connection
 with JSP product rights
 contract                            4,000,000        4,000        67,036,000                            67,040,000
Net Income                                   -            -                 -         13,215,454         13,215,454
                                    ----------     --------       -----------        -----------       ------------

BALANCE, JUNE 30, 2004              24,074,710     $ 24,075       $69,955,855        $32,267,061       $102,246,991
                                    ==========     ========       ===========        ===========       ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE: ALL SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT A 3 FOR 2 STOCK SPLIT, EFFECTIVE FEBRUARY 14, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30,

                                                                        2004              2003              2002
OPERATING ACTIVITIES:
  Net income                                                        $ 13,215,454      $ 11,666,887      $  7,195,990
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                    2,506,427           982,188           789,304
      Loss on disposal/impairment of assets                               19,803           256,122           200,859
      Deferred tax (benefit) expense                                     (37,209)          161,390           723,239
  Changes in assets and liabilities which provided (used) cash:
      Trade accounts receivable                                       (6,839,406)       (4,050,596)          (99,297)
      Inventories                                                     (4,637,452)       (3,238,591)       (1,781,098)
      Prepaid taxes                                                     (882,613)                -                 -
      Prepaid expenses and other current assets                         (356,057)         (261,230)           24,863
      Accounts payable                                                 2,975,438         1,930,632          (183,413)
      Accrued expenses                                                 2,898,429          (131,461)           87,972
      Income taxes payable                                               (63,617)         (662,935)          478,443
                                                                    ------------      ------------      ------------
           Net cash provided by operating activities                   8,799,197         6,652,406         7,436,861
                                                                    ------------      ------------      ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (10,749,636)       (2,618,936)       (1,952,535)
  Deposits paid on machinery and equipment not yet received                    -                 -          (187,665)
  Proceeds from sale of property, plant and equipment                          -           375,003            54,000
                                                                    ------------      ------------      ------------
           Net cash used in investing activities                     (10,749,636)       (2,243,933)       (2,086,200)
                                                                    ------------      ------------      ------------

FINANCING ACTIVITIES:
  Net repayments under line of credit                                          -          (202,688)       (1,797,312)
  Repayments under line of credit - shareholder                                -                 -        (4,225,000)
  Repayments of debt                                                  (1,085,669)         (842,048)         (608,372)
  Proceeds from debt, net of restricted cash released                  8,080,724                 -         1,225,649
  Proceeds from issuance of stock                                        393,827           165,948            54,374
  Payments made in lieu of stock split                                         -            (1,174)                -
                                                                    ------------      ------------      ------------
           Net cash provided by/(used in) financing activities         7,388,882          (879,962)       (5,350,661)
                                                                    ------------      ------------      ------------

NET INCREASE IN CASH                                                   5,438,443         3,528,511                 -

CASH, BEGINNING OF YEAR                                                3,528,511                 -                 -
                                                                    ------------      ------------      ------------
CASH, END OF YEAR                                                   $  8,966,954      $  3,528,511         $       -
                                                                    ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid                                                     $     32,102      $     57,688      $    293,323
                                                                    ============      ============      ============
  Income taxes paid                                                 $  8,540,546      $  7,436,964      $  2,782,453
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

The following table identifies the reserves for each major category of revenue allowance and a summary of the activity:

         Reserve Category/               Chargebacks         Rebates           Returns            Other             Total
-----------------------------------     ------------      ------------      ------------      ------------      ------------
Reserve Balance as of June 30, 2003     $  1,638,000      $    889,900      $    210,200      $     33,900      $  2,772,000

Actual Credits Issued-Related to
Sales Recorded in Fiscal 2003             (1,604,000)       (1,166,400)         (182,700)                -        (2,953,100)

Actual Credits Issued-Related to
Sales Recorded in Fiscal 2004            (12,447,000)       (2,723,200)          (60,100)         (410,000)      (15,640,300)

Additional Reserves Charged to Net
Sales During Fiscal 2004                  18,897,500         4,863,900           480,600           464,400        24,706,400

Reserve Balance as of June 30, 2004     $  6,484,500      $  1,864,200      $    448,000      $     88,300      $  8,885,000
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

Future annual amortization expense of the JSP intangible asset consists of the following:

Year Ending June 30,              Annual Amortization Expense
--------------------              ---------------------------
2005                                      $ 6,760,000
2006                                        6,760,000
2007                                        6,760,000
2008                                        6,760,000
2009                                        6,760,000
Thereafter                                 31,925,490
                                          -----------
                                          $65,725,490

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

STOCK OPTIONS - At June 30, 2004, the Company had two stock-based employee compensation plans (See Note 9). The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No.
148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No.123 had been applied. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                    FISCAL YEAR ENDED JUNE 30,
                                             2004             2003              2002
Net income, as reported                  $ 13,215,454     $ 11,666,887     $   7,195,990
Deduct: Total compensation expense
   determined under fair value-based
   method for all stock awards               (950,658)        (539,029)          (90,302)
Add: Tax savings at effecive rate             346,933          208,065            32,148
                                         ------------     ------------     -------------
Pro forma net income                       12,611,729       11,335,923         7,137,836
                                         ============     ============     =============
Earnings per share:

   Basic, as reported                    $       0.63     $       0.58     $        0.36
                                         ============     ============     =============
   Basic, pro forma                      $       0.61     $       0.57     $        0.36
                                         ============     ============     =============
   Diluted, as reported                  $       0.63     $       0.58     $        0.36
                                         ============     ============     =============
   Diluted, pro forma                    $       0.60     $       0.56     $        0.36
                                         ============     ============     =============

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

RECLASSIFICATIONS - Certain reclassifications were made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation.

NOTE 3. INVENTORIES

Inventories at June 30, 2004 and 2003 consist of the following:

                          2004             2003
                       -----------     -----------
Raw Materials          $ 4,195,255     $ 2,625,463
Work-in-process            626,647         992,330
Finished Goods           7,854,975       4,363,432
Packaging Supplies         136,373         194,573
                       -----------     -----------
                       $12,813,250     $ 8,175,798
                       ===========     ===========

The preceding amounts are net of inventory obsolescence reserves of $515,000 and $235,246 at June 30, 2004 and 2003, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2004 and 2003 consist of the following:

                                              USEFUL LIVES               2004                2003
                                                                     -----------         -----------
Land                                                -                $    33,414         $    33,414
Building and improvements                     10 - 39 years            3,526,003           3,487,261
Machinery and equipment                       5 - 10 years            11,504,877           7,896,058
Furniture and fixtures                         5 - 7 years               195,399             146,570
Construction in Progress                            -                  7,352,821             322,425
                                                                     -----------         -----------
                                                                     $22,612,514         $11,885,728
                                                                     ===========         ===========

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

NOTE 6. LONG-TERM DEBT

Long-Term debt at June 30, 2004 and 2003 consists of the following

                            2004            2003
                         -----------     -----------
Tax-exempt Bond Loan     $ 2,287,802     $ 3,097,802
Mortgage Loan              2,700,000               -
Equipment Loan             4,205,055               -
Construction Loan            900,000               -
                         -----------     -----------
                         $10,092,857     $ 3,097,802
Less current portion       1,988,716         718,333
                         -----------     -----------
                         $ 8,104,141     $ 2,379,469
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

Annual repayments of debt, including sinking fund requirements, as of June 30, 2004 are as follows:

YEAR ENDING                                                 AMOUNTS PAYABLE
 JUNE 30,                                                   TO INSTITUTIONS
2005                                                           $ 1,988,716
2006                                                             2,102,438
2007                                                             1,417,797
2008                                                             1,031,914
2009                                                               967,177
Thereafter                                                       2,584,815
                                                               -----------
                                                               $10,092,857
                                                               ===========

NOTE 7. INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30.

                                                   2004            2003             2002
                                               -----------      -----------     -----------
Current Income Taxes
     Federal                                   $ 6,054,428      $ 5,928,720     $ 2,733,260
     State and Local Taxes                       1,577,097        1,244,630         527,635
                                               -----------      -----------     -----------
          Total                                  7,631,525        7,173,350       3,260,895

Deferred Income Taxes
     Federal                                       (35,349)         153,320         687,078
     State and Local Taxes                          (1,860)           8,070          36,162
                                               -----------      -----------     -----------
          Total                                    (37,209)         161,390         723,240

                                     Total     $ 7,594,316      $ 7,334,740     $ 3,984,135
                                               ===========      ===========     ===========

A reconciliation of the differences between the effective rates and statutory rates is as follows:

                                                2004         2003          2002
                                                ----         -----         -----
Federal income tax at statutory rate            35.0%        35.0%         34.0%
State and local income tax, net                  4.9%         6.5%          3.1%
Disqualifying dispositions                      -0.8%           -             -
Other                                           -2.6%        -2.9%         -1.5%
                                                ----         ----          ----
Income taxes expense                            36.5%        38.6%         35.6%
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

As of June 30, 2004 and 2003, temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                             2004             2003
Deferred tax assets:
  Accrued expenses                                       $     7,020      $    30,077
  Reserves for Accounts Receivable and Inventory             935,669          539,781
  Accumulated Amortization on Intangible Asset               166,332                -
                                                         -----------      -----------
                                                           1,109,021          569,858
Valuation allowance                                                -                -
                                                         -----------      -----------
           Total                                           1,109,021          569,858
Deferred tax liability - Accumulated Depreciation on
  Property, Plant and Equipment                            1,614,323        1,112,369
                                                         -----------      -----------
Net deferred tax liability                               $  (505,302)     $  (542,511)
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

                                                 2004                          2003                         2002
                                     ----------------------------  ---------------------------   --------------------------
                                     NET INCOME         SHARES      NET INCOME      SHARES       NET INCOME       SHARES
                                     (NUMERATOR)    (DENOMINATOR)  (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
Basic earnings per share factors     $13,215,454      20,831,750   $ 11,666,887    19,968,633    $ 7,195,990    19,895,757
Effect of potentially dilutive
  option plans                                           222,194                      152,681                      122,791
                                     -----------      ----------   ------------    ----------    -----------    ----------

Diluted earnings per share factors   $13,215,454      21,053,944   $ 11,666,887    20,121,314    $ 7,195,990    20,018,548
                                     ===========      ==========   ============    ==========    ===========    ==========

Basic earnings per share             $      0.63                   $       0.58                  $      0.36
Diluted earnings per share           $      0.63                   $       0.58                  $      0.36

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

A summary of the status of the combined options for both the 1993 Plan and the 2003 Plan, as of June 30, 2004 and 2003, and the changes during the years then ended is represented below:

                                                        2004                            2003
                                             --------------------------       -------------------------
                                                          WEIGHTED AVG.                   WEIGHTED AVG.
                                                            EXERCISE                        EXERCISE
                                             SHARES           PRICE            SHARES        PRICE
Outstanding, beginning of year               409,721        $  7.47            151,860       $ 0.94
Granted                                      428,570          16.69            398,820         7.82
Exercised                                    (36,867)          6.29           (131,709)        1.26
Terminated                                         -                            (9,250)        3.74
                                             -------                          --------
Outstanding, end of year                     801,424        $ 12.45            409,721       $ 7.47
                                             =======        =======           ========       ======
Options exercisable at year-end              179,184        $  7.39             98,025       $ 6.82
                                             =======        =======           ========       ======
Weighted average fair value of options
   granted during the year                                  $  8.75                          $ 6.48
                                                            =======                          ======

Note: The number of shares and the prices per share in the above table have been adjusted proportionately, based on the Company's 3 for 2 stock split in February 2003.

                        OPTIONS OUTSTANDING AT JUNE 30, 2004          OPTIONS EXERCISABLE AT JUNE 30, 2004
                       ---------------------------------------      ----------------------------------------
 EXERCISE               # OF       AVERAGE         AVERAGE           # OF       AVERAGE          AVERAGE
  PRICE                SHARES        LIFE       EXERCISE PRICE      SHARES        LIFE        EXERCISE PRICE
$ 0.75                   7,400        5.4           $  0.75           7,400        5.4            $  0.75
$ 2.30                  10,001        7.5           $  2.30           6,667        7.5            $  2.30
$ 4.63                  42,125        8.0           $  4.63          14,042        8.0            $  4.63
$ 7.97                 280,203        8.3           $  7.97         140,033        8.3            $  7.97
$11.27                  33,125        8.7           $ 11.27          11,042        9.7            $ 11.27
$18.72                   7,500        9.2           $ 18.72               0        9.2            $ 18.72
$17.36                 171,000        9.3           $ 17.36               0        9.3            $ 17.36
$16.86                  37,570        9.8           $ 16.86               0        9.8            $ 16.86
$16.04                 212,500        9.9           $ 16.04               0        9.9            $ 16.04
                       -------                                      -------
                       801,424                                      179,184
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

Year ended June 30,                               Amount
                                                  ------
2005                                             $ 30,132
2006                                               30,132
2007                                               30,132
2008                                               27,621
                                                 --------
         Total                                   $118,017
                                                 ========

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
                                    ============      ============      ============      ============

                                      FOURTH            THIRD           SECOND            FIRST
                                      QUARTER          QUARTER          QUARTER          QUARTER
FISCAL 2002

Net Sales                           $ 7,023,812      $ 8,638,229      $ 5,391,341      $ 4,072,832
Cost of Goods Sold                    2,593,663        2,075,856        2,236,715        1,546,444
                                    -----------      -----------      -----------      -----------
     Gross Profit                     4,430,149        6,562,373        3,154,626        2,526,388
Other Operating Expenses              1,476,047        1,623,557        1,136,340        1,012,108
                                    -----------      -----------      -----------      -----------
Operating Income                      2,954,102        4,938,816        2,018,286        1,514,280
Other Income/(Expense)                  (19,307)         (32,252)         (84,404)        (109,395)
Income Taxes                            952,854        1,862,281          677,290          491,710
                                    -----------      -----------      -----------      -----------
Net Income                            1,981,941        3,044,283        1,256,592          913,175
                                    ===========      ===========      ===========      ===========
     Basic Earnings Per Share       $      0.10      $      0.15      $      0.06      $      0.05
                                    ===========      ===========      ===========      ===========
     Diluted Earnings Per Share     $      0.10      $      0.15      $      0.06      $      0.05
                                    ===========      ===========      ===========      ===========
Market Price per share
     High                           $      8.00      $      3.77      $      2.69      $      1.33
                                    ===========      ===========      ===========      ===========
     Low                            $      3.50      $      2.13      $      1.13      $      0.69
                                    ===========      ===========      ===========      ===========

                                  EXHIBIT INDEX

Exhibit
 Number            Description                     Method of Filing                      Page
-------   ----------------------------  ----------------------------------------         ----
  3.1     Articles of Incorporation     Incorporated by reference to the Proxy             -
                                        Statement filed with respect to the
                                        Annual Meeting of Shareholders held on
                                        December 6, 1991 (the "1991 Proxy
                                        Statement").

  3.2     By-Laws, as amended           Incorporated by reference to the 1991              -
                                        Proxy Statement.

    4     Specimen Certificate for      Incorporated by reference to Exhibit 4(a)          -
          Common Stock                  to Form 8 dated April 23, 1993
                                        (Amendment No. 3 to Form 10-KSB for
                                        Fiscal 1992) ("Form 8")

 10.1     Line of Credit Note dated     Incorporated by reference to Exhibit               -
          March 11, 1999 between        10(ad) to the Annual Report on 1999
          the Company and First         Form 10-KSB
          Union National Bank

 10.2     Philadelphia Authority for    Incorporated by reference to Exhibit               -
          Industrial Development        10(ae) to the Annual Report on 1999
          Taxable Variable Rate         Form 10-KSB
          Demand/Fixed Rate
          Revenue Bonds, Series of
          1999

 10.3     Philadelphia Authority for    Incorporated by reference to Exhibit               -
          Industrial Development        10(af) to the Annual Report on 1999
          Tax-Exempt Variable Rate      Form 10-KSB
          Demand/Fixed Revenue
          Bonds (Lannett Company,
          Inc. Project) Series of 1999

 10.4     Letter of Credit and          Incorporated by reference to Exhibit               -
          Agreements supporting         10(ag) to the Annual Report on 1999
          bond issues between the       Form 10-KSB
          Company and First Union
          National Bank

 10.5     2003 Stock Option Plan        Incorporated by reference to the Proxy             -
                                        Statement for Fiscal Year Ending June
                                        30, 2002

Exhibit
 Number                  Description                     Method of Filing                      Page
-------          ----------------------------  -----------------------------------------       ----
 10.6            Terms of Employment           Incorporated by reference to Exhibit 10.6
                 Agreement with Kevin Smith    to the Annual Report on 2003 Form 10- KSB

 10.7            Terms of Employment           Incorporated by reference to Exhibit 10
                 Agreement with Arthur         to the Quarterly Report on Form 10-Q
                 Bedrosian                     dated May 12, 2004.

 10.8            Terms of Employment           Filed Herewith                                    86-93
                 Agreement with Larry
                 Dalesandro

 10.9(Note A)    Agreement between             Incorporated by reference to Exhibit 10.9
                 Lannett Company, Inc and      to the Annual Report on 2003 Form 10-
                 Siegfried (USA), Inc.         KSB

10.10(Note A)    Agreement between             Incorporated by reference to Exhibit 2.1
                 Lannett Company, Inc and      to Form 8-K dated April 20, 2004
                 Jerome Stevens,
                 Pharmaceutical, Inc.

   11            Computation of Earnings       Filed Herewith                                    94
                 Per Share

   13            Annual Report on Form 10-K    Filed Herewith                                    1-101

   21            Subsidiaries of the Company   Filed Herewith                                    95

   23            Consent of Grant Thornton     Filed Herewith                                    101

 31.1            Certification of Chief        Filed Herewith                                    96-97
                 Executive Officer Pursuant
                 to Section 302 of the
                 Sarbanes-Oxley Act of 2002

 31.2            Certification of Chief        Filed Herewith                                    98-99
                 Financial Officer Pursuant
                 to Section 302 of the
                 Sarbanes-Oxley Act of 2002

   32            Certifications of Chief       Filed Herewith                                    100
                 Executive Officer and
                 Chief Financial Officer
                 Pursuant to Section 906 of
                 the Sarbanes-Oxley Act of
                 2002

Note A: Portions of Exhibits 10.19 and 10.10 have been omitted pursuant to a request for confidential treatment. A complete copy of Exhibit 10.9 and 10.10, including redacted portions thereof, have been filed with the Securities and Exchange Commission.