Form 10-Q
period 2004-09-30
LANNETT CO INC
filed 2004-11-09
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO________.

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

                       YES [X]          NO [ ]

As of October 26, 2004, there were 24,088,437 shares of the issuer's common stock, $.001 par value, outstanding.

                                                              Page 1 of 39 pages
                                                        Exhibit Index on Page 34

                                      INDEX

                                                                                              PAGE NO.
                                                                                              -------
PART I. FINANCIAL INFORMATION

      ITEM 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 2004
                  (unaudited) and June 30, 2004..........................................           3

                  Consolidated Statements of Income (unaudited) for the three
                  months ended September 30, 2004 and 2003...............................           4

                  Consolidated Statements of Changes in Shareholders' Equity
                  (unaudited) for the three months ended September 30, 2004..............           5

                  Consolidated Statements of Cash Flows (unaudited) for the
                  three months ended September 30, 2004 and 2003.........................           6

                  Notes to Consolidated Financial Statements.............................      7 - 21

      ITEM 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................     21 - 30

      ITEM 4. Controls and Procedures....................................................          31

PART II. OTHER INFORMATION

      ITEM 1. Legal Proceedings..........................................................       31-32

      ITEM 6. Exhibits and Reports on Form 8-K...........................................          32

                          PART I. FINANCIAL INFORMATION

      ITEM I. FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 (UNAUDITED)
                                                                                                   9/30/04         06/30/04
                                                                                                -------------    -------------
ASSETS

CURRENT ASSETS:
            Cash                                                                                $   9,043,956    $   8,966,954
            Trade accounts receivable (net of allowance for doubtful accounts of $280,000           8,041,568       15,355,887
            and $260,000, respectively)
            Inventories                                                                            18,207,995       12,813,250
            Investments -- Available-for-sale                                                         249,800                -
            Prepaid taxes                                                                             104,456          882,613
            Other current assets                                                                      747,032        1,016,050
            Deferred tax assets                                                                       942,689          942,689
                                                                                                -------------    -------------

                        Total current assets                                                       37,337,496       39,977,443
                                                                                                -------------    -------------

PROPERTY, PLANT AND EQUIPMENT                                                                      15,681,617       15,259,693
Less accumulated depreciation                                                                      (6,051,270)      (5,666,798)
                                                                                                -------------    -------------
                                                                                                    9,630,347        9,592,895

INVESTMENTS -- Available-for-sale                                                                   2,417,604                -
DEFERRED TAX ASSETS                                                                                   167,146          166,332
INTANGIBLE ASSET, net of amortization                                                              64,035,406       65,725,490
CONSTRUCTION IN PROGRESS                                                                            8,113,150        7,352,821
OTHER ASSETS                                                                                          198,639          204,103
                                                                                                -------------    -------------

                        TOTAL ASSETS                                                            $ 121,899,788    $ 123,019,084
                                                                                                =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
            Current portion of long-term debt                                                   $   2,399,162    $   1,988,716
            Accounts payable                                                                        2,545,093        5,640,054
            Accrued expenses                                                                        2,385,115        3,424,859
                                                                                                -------------    -------------

            Total current liabilities                                                               7,329,370       11,053,629
                                                                                                -------------    -------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                                8,825,336        8,104,141
UNEARNED GRANT FUNDS                                                                                  500,000                -
DEFERRED TAX LIABILITY                                                                              1,614,323        1,614,323

SHAREHOLDERS' EQUITY:
            Common stock -authorized 50,000,000 shares par value $.001;
                issued and outstanding, 24,083,847 shares and 24,074,710 shares, respectively          24,084           24,075
            Additional paid-in capital                                                             70,023,695       69,955,855
            Retained earnings                                                                      33,584,202       32,267,061
            Accumulated other comprehensive loss                                                       (1,222)               -
                                                                                                -------------    -------------

                        Total shareholders' equity                                                103,630,759      102,246,991
                                                                                                -------------    -------------

                        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 121,899,788    $ 123,019,084
                                                                                                =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                               ------------------------------
                                                 9/30/04           9/30/03
                                               -------------    -------------
NET SALES                                      $  15,011,496    $  13,221,786
COST OF SALES                                      7,620,834        4,797,253
                                               -------------    -------------

                        Gross profit               7,390,662        8,424,533

RESEARCH AND DEVELOPMENT EXPENSES                  1,348,217          886,440
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       2,110,889        1,726,592
AMORTIZATION EXPENSE OF INTANGIBLE ASSET           1,690,084                -
                                               -------------    -------------

                        Operating income           2,241,472        5,811,501
                                               -------------    -------------

OTHER INCOME/(EXPENSE):
Interest expense                                     (61,053)          (8,639)
Interest income                                       14,878              523
                                               -------------    -------------
                                                     (46,175)          (8,116)
                                               -------------    -------------

INCOME BEFORE INCOME TAX EXPENSE                   2,195,297        5,803,385

INCOME TAX EXPENSE                                   878,156        2,379,000
                                               -------------    -------------

NET INCOME                                     $   1,317,141    $   3,424,385
                                               =============    =============

BASIC EARNINGS PER SHARE                       $        0.05    $        0.17
                                               =============    =============

DILUTED EARNINGS PER SHARE                     $        0.05    $        0.17
                                               =============    =============

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                  24,082,401       20,040,102
DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                  24,199,904       20,267,518

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                          COMMON STOCK                                                                   TOTAL
                                    ------------------------     ADDITIONAL       RETAINED      ACCUMULATED OTHER    SHAREHOLDERS'
                                      SHARES       AMOUNT      PAID-IN CAPITAL    EARNINGS      COMPREHENSIVE LOSS      EQUITY
                                    ----------   -----------   ---------------  -------------   ------------------   -------------
BALANCE, JUNE 30, 2004              24,074,710   $    24,075   $    69,955,855  $  32,267,061   $                -   $ 102,246,991

Exercise of stock options                6,000             6            27,793                                              27,799

Shares issued in connection
with employee stock purchase plan        3,137             3            40,047                                              40,050

Change in unrealized net gains/                                                                             (1,222)         (1,222)
(losses) on marketable securities

Net Income                                                                          1,317,141                            1,317,141
                                    ----------   -----------   ---------------  -------------   ------------------   -------------
BALANCE, SEPTEMBER 30, 2004         24,083,847   $    24,084   $    70,023,695  $  33,584,202   $           (1,222)  $ 103,630,759
                                    ==========   ===========   ===============  =============   ==================   =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                       ----------------------------
                                                                                         9/30/04         9/30/03
                                                                                       ------------    ------------
OPERATING ACTIVITIES:
     Net income                                                                        $  1,317,141    $  3,424,385
     Adjustments to reconcile net income to net cash
            provided by operating activities:
         Depreciation and amortization                                                    2,081,056         258,056
     Changes in assets and liabilities which provided cash:
         Trade accounts receivable                                                        7,314,319       2,220,931
         Inventories                                                                     (5,394,745)     (1,765,037)
         Prepaid taxes                                                                      778,156               -
         Other current assets                                                               267,982         (87,615)
         Accounts payable                                                                (3,094,961)     (1,311,460)
         Accrued expenses                                                                (1,039,744)      1,513,451
         Income taxes payable                                                                     -       2,376,791
                                                                                       ------------    ------------

                  Net cash provided by operating activities                               2,229,204       6,629,502
                                                                                       ------------    ------------

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment (including construction in progress)     (1,182,253)     (1,118,557)
     Purchase of investments -- Available-for-sale                                       (2,669,440)              -
                                                                                       ------------    ------------

         Net cash used in investing activities                                           (3,851,693)     (1,118,557)
                                                                                       ------------    ------------

FINANCING ACTIVITIES:
     Proceeds from debt financing                                                         1,602,610               -
     Proceeds from grant funding                                                            500,000               -
     Repayments of debt                                                                    (470,968)       (203,007)
     Proceeds from issuance of stock                                                         67,849         115,239
                                                                                       ------------    ------------

     Net cash provided by (used in) financing activities                                  1,699,491         (87,768)
                                                                                       ------------    ------------

NET INCREASE IN CASH                                                                         77,002       5,423,177

CASH, BEGINNING OF YEAR                                                                   8,966,954       3,528,511
                                                                                       ------------    ------------

CASH, END OF PERIOD                                                                    $  9,043,956    $  8,951,688
                                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid during period                                                       $     61,053    $      8,639
     Income taxes paid during period                                                   $    100,000    $      2,209


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

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $9,880,000 and $8,885,000 at September 30, 2004 and June 30, 2004, respectively. The change in the reserves for various sales adjustments was not proportionally equal to the change in sales because of changes in the product mix and the customer mix. Provisions for estimated rebates, promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels and contract terms. Provisions for other customer credits, such as price adjustments, returns and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health in estimating future returns and other credits.

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

OTHER ADJUSTMENTS - Other adjustments consist primarily of price adjustments, also known as "shelf stock adjustments," which are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 2004 and 2003:

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004

Reserve Category                            Chargebacks        Rebates         Returns         Other           Total
-----------------------------------------   ------------    ------------    ------------    ------------    ------------
Reserve Balance as of June 30, 2004         $  6,484,500    $  1,864,200    $    448,000    $     88,300    $  8,885,000

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004              (3,236,300)     (1,936,500)       (408,400)        (87,000)     (5,668,200)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2005                (662,800)       (396,600)              -               -      (1,059,400)

Additional Reserves Charged to
Net Sales During Fiscal 2005                   4,828,900       2,609,400         284,000             300       7,722,600
                                            ------------    ------------    ------------    ------------    ------------

Reserve Balance as of September  30, 2004   $  7,414,300    $  2,140,500    $    323,600    $      1,600    $  9,880,000
                                            ============    ============    ============    ============    ============

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003

Reserve Category                         Chargebacks       Rebates          Returns         Other          Total
-----------------------------------      ------------    ------------    ------------    ------------   ------------
Reserve Balance as of June 30, 2003      $  1,638,100    $    889,800    $    210,000    $     33,800   $  2,771,700


Actual Credits Issued-Related
To Sales Recorded in Fiscal 2003           (1,604,000)       (799,800)        (49,500)              -     (2,453,300)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004             (802,000)              -               -               -       (802,000)

Additional Reserves Charged to
Net Sales During Fiscal 2004                3,895,700       1,194,000          69,500         466,200      5,625,400
                                         ------------    ------------    ------------    ------------   ------------

Reserve Balance as of September
30, 2003                                 $  3,127,800    $  1,284,000    $    230,000    $    500,000   $  5,141,800
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

ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

INVENTORIES - The Company values its inventory at the lower of cost or market and regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three month period ended September 30, 2004 and 2003 was approximately $384,500 and $256,000, respectively.

INVESTMENTS - The Company's investments consist primarily of marketable debt securities, in government and agency obligations. All of the Company's marketable securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Note 5 Investments (Marketable Debt Securities) for a summary of available-for-sale debt securities as of September 30, 2004.

DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for debt acquisition costs for the three month period ended September 30, 2004 and 2003 was approximately $6,500 and $2,800, respectively.

SHIPPING AND HANDLING COSTS - The cost of shipping products to customers is recognized at the time the products are shipped, and is included in COST OF SALES.

RESEARCH AND DEVELOPMENT - Research and development expenses are charged to operations as incurred.

INTANGIBLE ASSETS - On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals,, Inc. (JSP) for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP. The Company will incur annual amortization expense of approximately $6,760,000 for the intangible asset over the term of the contract (10 years). Amortization expense for the three month period ended September 30, 2004 and 2003, was approximately $1,690,084 and $0, respectively. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs an impairment test on its intangible asset each reporting period. The impairment test consists of discounting future cash flows in order to compare the carrying amount of the intangible asset to its fair value. As a result of the testing, there was no impairment of the intangible asset as of September 30, 2004.

ADVERTISING COSTS - The Company charges advertising costs to operations as incurred. Advertising expense for the three month period ended September 30, 2004 and 2003 was approximately $74,200 and $62,000, respectively.

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

SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment--generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates its financial information for all products, and reports on one operating segment. The Company's products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company's approximate net product sales by medical indication for the three month period ended September 30, 2004 and 2003.

                     FOR THE THREE MONTHS ENDED
                     ---------------------------
MEDICAL INDICATION    9/30/2004      9/30/2003
------------------   ------------   ------------
Migraine Headache    $  3,294,000   $  3,474,000
Epilepsy                4,314,000      3,949,000
Heart Failure           1,445,000      2,684,000
Thyroid Deficiency      5,338,000      2,574,000
Other                     620,000        541,000
                     ------------   ------------
Total                $ 15,011,000   $ 13,222,000
                     ============   ============

CONCENTRATION OF CREDIT RISK - Five of the Company's products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 31%, 24%, 10%, 34% and 4%, respectively, of net sales for the three month period ended September 30, 2004. The same five products accounted for 31%, 27%, 21%, 17% and 3%, respectively, of net sales for the three month period ended September 30, 2003. The Company expects these percentages to decrease as it continues to market additional products.

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

STOCK OPTIONS - At September 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                            THREE MONTHS ENDED
                                      ------------------------------
                                         9/30/04          9/30/03
                                      -------------    -------------
Net income, as reported               $   1,317,141    $   3,424,385
Deduct: Total compensation expense
 determined under fair value based
 method for all stock awards               (448,028)        (211,197)
Add:  Tax savings at effective rate         179,218           86,591
                                      -------------    -------------
Pro forma net income                  $   1,048,331    $   3,299,779
                                      =============    =============

Earnings per share:

Basic, as reported                    $         .05    $         .17
Basic, pro forma                      $         .04    $         .16
Diluted, as reported                  $         .05    $         .17
Diluted, pro forma                    $         .04    $         .16


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in Fiscal 2004: expected volatility ranging between 31.2% and 96.2%; risk-free interest rates ranging between 4.33% and 4.79% for 2004, and expected lives of 10 years.

UNEARNED GRANT FUNDS - The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program. See Note 7 Unearned Grant Funds for a detailed description of unearned grant funds as of September 30, 2004.

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

The results of operations for the three months ended September 30, 2004 and 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE 2. NEW ACCOUNTING STANDARDS

The Company adopted EITF 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments" as of June 30, 2004. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than temporary impairment has not been recognized . The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

NOTE 3. INVENTORIES

      Inventories consist of the following:

                     September 30,       June 30,
                         2004             2004
                     -------------    -------------
                     (unaudited)
Raw materials        $   4,349,687    $   4,195,255
Work-in-process            513,463          626,647
Finished goods          13,054,458        7,854,975
Packaging supplies         290,387          136,373
                     -------------    -------------
                     $  18,207,995    $  12,813,250
                     =============    =============

The preceding amounts are net of inventory reserves of $610,000 and $515,000 at September 30, 2004 and June 30, 2004 respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                             Useful Lives       2004            2004
                            --------------  -------------   -------------
Land                              -         $      33,414   $      33,414
Building and improvements   10 - 39 years       3,526,003       3,526,003
Machinery and equipment     5 - 10 years       11,926,801      11,504,877
Furniture and fixtures       5 - 7 years          195,399         195,399
                                            -------------   -------------
                                            $  15,681,617   $  15,259,693
                                            =============   =============

NOTE 5. INVESTMENTS (SECURITIES AVAILABLE-FOR-SALE)

The amortized cost, gross unrealized gains and losses, and fair value of the Company's available-for-sale securities as of September 30, 2004 are summarized as follows: (there were no investments as of September 30, 2003)

                                                        2004
                                                Available-for-Sale
                             -----------------------------------------------------------
                                               Gross           Gross
                              Amortized      Unrealized      Unrealized        Fair
                                Cost           Gains           Losses          Value
                             ------------   ------------    ------------    ------------
U.S. Government Treasury     $    249,377   $        423    $          -    $    249,800

U.S. Government Agency            677,157            733            (209)        677,681

Mortgage-Backed Securities      1,319,670          2,570          (2,521)      1,319,719

Asset-Back Securities             423,236            422          (3,454)        420,204
                             ------------   ------------    ------------    ------------
                             $  2,669,440   $      4,148    $     (6,184)   $  2,667,404
                             ============   ============    ============    ============

The amortized cost and fair value of the Company's available-for - sale securities by contractual maturity as of September 30, 2004 are summarized as follows:

                                                  2004
                                           Available for Sale
                                         -----------------------
                                         Amortized      Fair
                                           Cost         Value
                                         ----------   ----------
Due in one year or less                  $  249,377   $  249,800
Due after one year through
five years                                  526,857      526,698
Due after five years through ten years      150,300      150,983
Due after ten years                               -            -
                                         ----------   ----------
                                         $  926,534   $  927,481
Mortgage-Back Securities                  1,319,670    1,319,719
Asset-Back Securities                       423,236      420,204
                                         ----------   ----------

                                         $2,669,440   $2,667,404
                                         ==========   ==========

The Company uses the specific identification method to determine the cost of securities sold. There were no realized gains or losses on the sales of securities as of September 30, 2004. There were no securities held from a single issuer that represented more than 10% of stockholders' equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of September 30, 2004:

                                            Less than 12 months        12 months or longer              Total
                                          -----------------------    -----------------------   -----------------------
     Description of          Number of      Fair       Unrealized      Fair       Unrealized      Fair      Unrealized
       Securities            Securities     Value         Loss         Value         Loss         Value        Loss
--------------------------   ----------   ----------   ----------    ----------   ----------   ----------   ----------
U.S. Government Agency                1   $  149,792   $     (209)   $        -   $        -   $  149,792   $     (209)

Mortgage-Backed Securities            7      874,590       (2,521)            -            -      874,590       (2,521)

Asset-Back Securities                 2      269,079       (3,454)            -            -      269,079       (3,454)
                             ----------   ----------   ----------    ----------   ----------   ----------   ----------
Total temporarily
 impaired Investment
 securities                          10   $1,293,461   $   (6,184)   $        -   $        -   $1,293,461   $   (6,184)
                             ==========   ==========   ==========    ==========   ==========   ==========   ==========

NOTE 6. BANK LINE OF CREDIT

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (4.50% at September 30, 2004). The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At September 30, 2004 and 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company's assets.

NOTE 7. UNEARNED GRANT FUNDS

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of September 30, 2004, the Company has recognized the grant funding as a long term liability under the caption of Unearned Grant Funds.

NOTE 8. LONG-TERM DEBT

Long-Term debt consists of the following

                        September 30,     June 30,
                           2004             2004
                       -------------   -------------
                        (unaudited)
Tax-exempt Bond Loan   $   2,136,969   $   2,287,802
Mortgage Loan              2,700,000       2,700,000
Equipment Loan             5,537,529       4,205,055
Construction Loan            850,000         900,000
                       -------------   -------------
                       $  11,224,498   $  10,092,857
Less current portion       2,399,162       1,988,716
                       -------------   -------------

                       $   8,825,336   $   8,104,141
                       =============   =============

      In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at September 30, 2004 was 1.86%. At September

30, 2004, the Company has $2,136,969 outstanding on the Authority loan, of which $655,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, Wachovia Bank, National Association (Wachovia), to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2004, no portion of the letter of credit has been utilized

      On November 26, 2003, the Company exercised its option to purchase the facility at 9001 Torresdale Avenue. The purchase price of the facility was approximately $1.9 million. The Company has entered into agreements (the "2003 Loan Financing") with Wachovia to finance the purchase of the building, the renovation and setup of the building, and the Company's other anticipated capital expenditures. The 2003 Loan Financing includes the following:

      1) A Mortgage Loan of $2.7 million, used to finance the purchase of the Torresdale Avenue facility, and certain renovations at the facility.

      2) An Equipment Loan for up to $6 million, which was used to finance equipment, the ERP system implementation and other capital expenditures.

      3) A Construction Loan for $1 million, used to finance the construction and fit up of the fluid bed drying process center, which is adjacent to the Company's current manufacturing plant at 9000 State Road.

      From November 26, 2003 to the earlier of November 26, 2004 or the date that the Philadelphia Industrial Development Corporation lends the Company up to $1,250,000 as reimbursement for a portion of the acquisition cost of the facility (the "Conversion Date"), the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this mortgage loan, along with any accrued interest, shall be due no later than 15 years from the date of the Conversion Date. As of September 30, 2004, the Company has outstanding $2.7 million under the Mortgage Loan of which $143,098 is classified as currently due.

      The Equipment Loan is a non-revolving facility in which the Company will borrow the funds necessary to finance its capital expenditures. Under the Equipment Loan, the Company will request Wachovia to reimburse a portion of the cost incurred to acquire and setup the equipment. The amount advanced to the Company under the Equipment Loan is limited to no more than 80% of the cost of such equipment. Each advance under the Equipment Loan will immediately convert to a term loan with a maturity date of three to five years, depending on the classification of the equipment acquired. During the term loan, the Company is required to make equal payments of principal and interest. As of September 30, 2004, the Company has outstanding $5,537,529 under the Equipment Loan of which $1,401,060 is classified as currently due.

      Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of September 30, 2004, the Company has outstanding $850,000 under the Construction Loan of which $200,004 is classified as currently due.

      The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR Rate plus 150 basis points. The LIBOR Rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of Dollar deposits. As of September 30, 2004, the interest rate for the 2003 Loan Financing was 3.15%.

      The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.

      The Company also has a $3,000,000 line of credit from Wachovia that bears interest at the prime interest rate less 0.25%. The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At September 30, 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The Company does not currently expect to borrow cash under this line of credit in the future due to the available cash on hand, and the cash expected to be provided by its results of operations in the future. The line of credit is collateralized by substantially all Company assets.

      The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of September 30, 2004, the Company has complied with such terms, and successfully met its financial covenants.

NOTE 9. INCOME TAXES

The provision for federal, state and local income taxes for the three months ended September 30, 2004 and 2003 was $878,156 and $2,379,000, with effective tax rates of 40.0% and 40.9%, respectively.

NOTE 10. EARNINGS PER SHARE

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

                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------
                                                 2004                          2003
                                     ---------------------------   ----------------------------
                                      NET INCOME       SHARES       NET INCOME       SHARES
                                      (NUMERATOR)   (DENOMINATOR)  (NUMERATOR)    (DENOMINATOR)
                                     ------------   -------------  ------------   -------------
Basic earnings per share factors     $  1,317,141      24,082,401  $  3,424,385      20,040,102

Effect of dilutive stock options                          117,503                       227,416
                                     ------------   -------------  ------------   -------------

Diluted earnings per share factors   $  1,317,141      24,199,904  $  3,424,385      20,267,518
                                     ============   =============  ============   =============

Basic earnings per share             $       0.05                  $       0.17
Diluted earnings per share           $       0.05                  $       0.17

The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003 were 461,495 and 7,500 respectively. These shares have been excluded because the options' exercise price was greater than the average market price of the common stock.

NOTE 11. COMPREHENSIVE INCOME

      The Company's other comprehensive loss is comprised of unrealized losses on its holdings of marketable debt securities. The components of comprehensive income and related taxes consisted of the following as of September 30, 2004 and 2003:

                                            FOR THE THREE MONTHS ENDED
                                           ----------------------------
                                            9/30/2004       9/30/2003
                                           ------------    ------------
COMPREHENSIVE INCOME:

Other Comprehensive Loss:
Unrealized Holding Loss on Securities      $     (2,036)              -
Add: Tax savings at effective rate                  814               -
                                           ------------    ------------

Total Unrealized Loss on Securities, Net   $     (1,222)              -
                                           ------------    ------------

Total Other Comprehensive Loss                                        -
Net Income                                 $  1,317,141    $  3,424,385
                                           ------------    ------------

Total Comprehensive Income                 $  1,315,919    $  3,424,385
                                           ============    ============

NOTE 12. RELATED PARTY TRANSACTIONS

      The Company had sales of approximately $133,000 and $138,000 during the three months ended September 30, 2004 and 2003, respectively, to a distributor (the "related party"), in which the owner, Jeffrey Farber, is the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. Accounts receivable includes amounts due from the related party of approximately $116,000 and $114,000 at September 30, 2004 and 2003, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

      Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors, was employed by two insurance brokerage companies (the "Insurance Companies") that provide insurance agency services to the Company. The Company paid approximately $24,000 and $0 during the three months ended September 30, 2004 and 2003 to the Insurance Companies for various insurance coverage policies. There was $1,800 and $0 due to the Insurance Companies as of September 30, 2004 and June 30, 2004. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

NOTE 13. MATERIAL CONTRACT WITH SUPPLIER

         Currently, the Company's only finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty
(30) days of notice from the non-breaching party. During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The minimum quantity to be purchased in the first year of the agreement is $15 million. Thereafter, the minimum quantity to be purchased increases by $1 million per year of the contract -- up to $24 million for the last year of the ten-year contract. The Company projects that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement. Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board"); provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation including, but not limited to, complying with the requirements of the Securities and Exchange Commission, the American Stock Exchange and applicable law including the Sarbanes-Oxley Act of 2002. The Agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders in view of JSP's products' contribution or potential contribution to the Company's profitability. On April 20, 2004, the investment banker, Donnelly Penman and Partners, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders from a financial point of view. As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP's designees. As a result of the transaction, the Company recorded an intangible asset related to the contract in the amount of $67,040,000. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP.

         The Company has also contracted with Spectrum Pharmaceuticals, based in California, to purchase and distribute ciproflaxin tablets which are manufactured by Spectrum and/or its partners. Ciproflaxin tablets are the generic version of the brand Cipro(R), an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. As of September 30, 2004, the Company has not purchased any ciproflaxin tablets from Spectrum Pharmaceuticals.

NOTE 14. CONTINGENCIES

         The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three months ended September 30, 2004 and 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

INTRODUCTION

         The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

         In addition to historical information, this Form 10-Q contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-K filed by the Company in Fiscal 2004, and any Current Reports on Form 8-K filed by the Company.

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

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $9,880,000 and $8,885,000 at September 30, 2004 and June 30, 2004, respectively. The change in the reserves for various sales adjustments was not proportionally equal to the change in sales because of changes in the product mix and the customer mix. Provisions for estimated rebates, promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels and contract terms. Provisions for other customer credits, such as price adjustments, returns and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health in estimating future returns and other credits.

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

OTHER ADJUSTMENTS - Other adjustments consist primarily of price adjustments, also known as "shelf stock adjustments," which are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 2004 and 2003:

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2004

Reserve Category                    Chargebacks        Rebates          Returns           Other            Total
--------------------------------   -------------    -------------    -------------    -------------    -------------
Reserve Balance as of June 30,     $   6,484,500    $   1,864,200    $     448,000    $      88,300    $   8,885,000
2004

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004      (3,236,300)      (1,936,500)        (408,400)         (87,000)      (5,668,200)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2005        (662,800)        (396,600)               -                -       (1,059,400)

Additional Reserves Charged to
Net Sales During Fiscal 2005           4,828,900        2,609,400          284,000              300        7,722,600
                                   -------------    -------------    -------------    -------------    -------------

Reserve Balance as of September
30, 2004                           $   7,414,300    $   2,140,500    $     323,600    $       1,600    $   9,880,000
                                   =============    =============    =============    =============    =============

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003

Reserve Category                    Chargebacks        Rebates          Returns           Other           Total
--------------------------------   -------------    -------------    -------------    -------------   -------------
Reserve Balance as of June 30,     $   1,638,100    $     889,800    $     210,000    $      33,800   $   2,771,700
2003

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2003      (1,604,000)        (799,800)         (49,500)               -      (2,453,300)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004        (802,000)               -                -                -        (802,000)

Additional Reserves Charged to
Net Sales During Fiscal 2004           3,895,700        1,194,000           69,500          466,200       5,625,400
                                   -------------    -------------    -------------    -------------   -------------

Reserve Balance as of September
30, 2003                           $   3,127,800    $   1,284,000    $     230,000    $     500,000   $   5,141,800
                                   =============    =============    =============    =============   =============

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

ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

INVENTORIES - The Company values its inventory at the lower of cost or market and regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003.

         Net sales increased by 13.5% from $13,221,786 for the three months ended September 30, 2003 ("First Quarter Fiscal 2004") to $15,011,496 for the three months ended September 30, 2004 ("First Quarter Fiscal 2005"). The increase was primarily attributable to a $2.5 million sales increase in Levothyroxine Sodium tablets. In late June of 2004, the Company received a letter from the FDA approving the bioequivalence of the Company's Levothyroxine Sodium tablet product to Monarch Pharmaceutical's branded product Levoxyl(R). This approval increased the overall market size in which the Company's product competes by allowing it to be substituted by third-party formularies and retail pharmacy outlets in lieu of the branded product. Additional products such as Primidone, Dicyclomine, Acetazolmide, and Unithroid had a total sales increase of approximately $700,000 as a result of increased unit sales. The increase in sales of a portion of the Company's products was offset by a decrease in sales of certain other products, including Butalbital with Aspirin and Caffeine capsules and Digoxin tablets, which in total decreased by approximately $1.4 million due to increased competition and sales price reductions.

         The Company sells its products to customers in various categories. The table below identifies the Company's approximate net sales to each category for the three months ended September 30, 2004 and 2003:

                         FOR THE THREE MONTHS ENDED
                         ---------------------------
  CUSTOMER CATEGORY       9/30/2004      9/30/2003
----------------------   ------------   ------------
Wholesaler/Distributor   $ 10,071,000   $  7,879,000
     Retail Chain           2,839,000      2,507,000
  Mail-Order Pharmacy       1,348,000      1,322,000
     Private Label            753,000      1,514,000
                         ------------   ------------
         Total           $ 15,011,000   $ 13,222,000
                         ============   ============

         Cost of sales increased by 59% from $4,797,253 for the First Quarter Fiscal 2004 to $7,620,834 for the First Quarter Fiscal 2005. The cost of sales increase is due to an increase in direct variable costs such as raw materials and costs of finished goods as a result of the increase in sales volume as well as an increase in a portion of the Company's inventory purchase prices. The additional costs associated with raw materials and costs of finished goods inventory increased the cost of sales by approximately $3.3 million. The increase in cost of sales was offset by a decrease in labor expenses of approximately $380,000 and other miscellaneous production related expenses of approximately $120,000. The decreased in labor and production expenses reflect the change in sales product mix between manufactured and purchased finished goods. Gross profit margins for the First Quarter Fiscal 2005 and the First Quarter Fiscal 2004 were 49% and 64%, respectively. The decrease in the gross profit percentage is due to increased competition, lower sales prices, higher inventory purchase prices and product sales mix. During the First Quarter Fiscal 2005, a larger percentage of the Company's total net sales were from products supplied by JSP, as compared to the First Quarter Fiscal 2004. The Company's average gross profit margin for the JSP products are less than the average gross profit margin for products internally manufactured. As such, the change in product sales mix reduced the gross profit percentage in the First Quarter Fiscal 2005. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

         Research and development ("R&D") expenses increased by 52% from $886,440 for the First Quarter Fiscal 2004 to $1,348,217 for the First Quarter Fiscal 2005. This increase is primarily due to an increase in product development costs and an increase in the costs of generic bioequivalence tests which are commonly required for ANDA submissions. The costs associated with product development and generic bioequivalence tests increased approximately $500,000 in the First Quarter of Fiscal 2005 as compared to the First Quarter of 2004.

         Selling, general and administrative expenses increased by 22% from $1,726,592 for the First Quarter Fiscal 2004 to $2,110,889 for the First Quarter Fiscal 2005. This increase is a result of an increase in the following expenses: insurance expenses, which increased by approximately $194,000, consulting expenses, which increased by approximately $80,000, depreciation of computer and office equipment, which increased by approximately $95,000 and travel expenses, which increased by approximately $27,000.

         Amortization expense for the intangible asset for the three month period ended September 30, 2004 and 2003 was approximately $1,690,084 and $0, respectively. On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP. The Company will incur annual amortization expense of approximately $6,760,000 for the intangible asset over the term of the contract (10 years).

         As a result of the items discussed above, the Company's operating income decreased from $5,811,501 in the First Quarter Fiscal 2004 to $2,241,472 in the First Quarter Fiscal 2005.

         The Company's interest expense increased from approximately $8,600 in the First Quarter Fiscal 2004 to approximately $61,000 in the First Quarter Fiscal 2005 as a result of the borrowing under the "2003 Loan Financing" which included a mortgage loan, equipment loan and construction loan. See Liquidity and Capital Resources below. Interest income increased from approximately $500 in the First Quarter Fiscal 2004 to approximately $15,000 in the First Quarter Fiscal 2005, as a result of investment interest and a higher cash balance.

         The Company's income tax expense decreased from $2,379,000 in the First Quarter Fiscal 2004 to $878,156 in the First Quarter Fiscal 2005 as a result of the decrease in income before taxes. The effective tax rate decreased slightly from 40.9% in the First Quarter Fiscal 2004 to 40.0% in the First Quarter of 2005. The decrease is due to the company's decreased activities in some higher statutory jurisdictions.

         The Company reported net income of $1,317,141 in the First Quarter Fiscal 2005, or $0.05 basic and diluted income per share, compared to net income of $3,424,385 in the First Quarter Fiscal 2004, or $0.17 basic and diluted income per share.

LIQUIDITY AND CAPITAL RESOURCES -

         Net cash provided by operating activities of $2,229,204 for the three months ended September 30, 2004 was attributable to net income of $1,317,141, as adjusted for the effects of non-cash items of $2,074,556 and net changes in operating assets and liabilities totaling ($1,162,493). Significant changes in operating assets and liabilities are comprised of:

         1. A decrease in trade accounts receivable of $7,314,319 due to cash payments received by the Company in the first quarter of Fiscal 2005, including the collection of receivables from customers who had extended payment terms in the fourth quarter of Fiscal 2004 offered by the Company as a result of compatibility issues related to the Company's exchange of Electronic Data Interchange (EDI) documents. The decrease in trade accounts receivable was also caused by decreased sales in the First Quarter of Fiscal 2005 compared to the Fourth Quarter of Fiscal 2004.

         2. An increase in inventories of $5,394,745 due to an increase in raw materials and finished goods inventory. Due to the Company's anticipated sales growth and the increase in the quantity of new products under development, additional investments were made in raw material and finished goods inventory. It is the Company's goal to stock an adequate inventory of finished goods and raw materials. Such a strategy will allow the Company to minimize stock-outs and back-orders, and to provide a high level of customer order fulfillment. Additionally, the Company has increased its inventory carrying amounts of certain raw materials and finished products to ensure supply continuity;

         3. A decrease in prepaid taxes of $778,156 was a result of the tax expense of $878,156 for the First Quarter of 2005 less taxes paid during the First Quarter of Fiscal 2005.

         4. A decrease in accounts payable of $3,094,961 due to the payments for the Company's purchases of raw materials and finished goods inventory in the last quarter of Fiscal 2004 as well as the First Quarter of 2005.

         5. A decrease in accrued expenses of $1,039,744 due to the payments of accrued construction costs and bio-study equivalence testing fess that totaled approximately $1.2 million at the Fiscal 2004 year-end.

         The net cash used in investing activities of $3,851,693 for the three months ended September 30, 2004 was attributable to the Company's renovation of its new facility on Torresdale Avenue, the purchase and installation of new equipment and payments for building additions which in total accounted for approximately $1,182,253. The remaining $2,669,440 was used to purchase investments which consisted primarily of marketable debt securities, in government and agency obligations.

         The following table summarizes the remaining repayments of debt, including sinking fund requirements as of September 30, 2004:

                       Amounts Payable
Fiscal Year Ending     to Institutions
--------------------   ---------------
2005                   $     1,758,138
2006                         2,422,958
2007                         1,738,317
2008                         1,352,434
2009                         1,287,697
Thereafter                   2,664,954
                       ---------------
                       $    11,224,498
                       ===============

      The Company also has a $3,000,000 line of credit from Wachovia that bears interest at the prime interest rate less 0.25%. The line of credit was renewed and extended to November 30, 2004, at which time the Company expects to renew and extend the due date. At September 30, 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The Company does not currently expect to borrow cash under this line of credit in the future due to the available cash on hand, and the cash expected to be provided by its results of operations in the future. The line of credit is collateralized by substantially all Company assets.

      The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of September 30, 2004, the Company has complied with such terms, and successfully met its financial covenants.

      In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of September 30, 2004, the Company has recognized the grant funding as a long term liability under the caption of Unearned Grant Funds.

         The Company believes that cash generated from its operations and the balances available under the Company's existing loans and line of credit as of September 30, 2004, are sufficient to finance its level of operations and currently anticipated capital expenditures.

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

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the three months ended September 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

         A claim of discrimination has been filed against the Company with the PHRC and the EEOC. The Company was notified of the complaint in July 2001. The Company has filed an answer with the PHRC denying the allegations. The PHRC has made a determination that the complaint against the Company should be dismissed because the facts do not establish probable cause of the allegations of discrimination. As of September 30, 2004, the EEOC also has closed its file on this matter. At this time, management is unable to estimate a range of loss, if any, related to this action. Management believes that the outcome of this claim will not have a material adverse impact on the financial position or results of operations of the Company.

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

      (b)   On August 23, 2004, the Company filed a Form 8-K disclosing in Item
            2.02 and Item 9.01 thereof and including as an exhibit the press release announcing its results of operations for the quarter ended and fiscal year ended June 30, 2004.

      (c)   On August 27, 2004, the Company filed a Form 8-K/A disclosing in
            Item 1.01, 2.01 and Item 9.01 thereof and including as an exhibit the agreement and the press release disclosing the details of the agreement between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LANNETT COMPANY, INC.

Dated: November 4, 2004              By:   /s/ Larry Dalesandro
                                           -------------------------------------
                                           Larry Dalesandro
                                           Chief Financial Officer

                                     By:   /s/ William Farber
                                           -------------------------------------
                                           William Farber
                                           Chairman of the Board and Chief
                                           Executive Officer

                                  EXHIBIT INDEX

      31.1    Certification of Chief Executive Officer            Filed Herewith
              Pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

      31.2    Certification of Chief Financial Officer            Filed Herewith
              Pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

       32     Certifications of Chief Executive Officer and       Filed Herewith
              Chief Financial Officer Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002