Form 10-K/A
period 2004-06-30
LANNETT CO INC
filed 2004-12-21
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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
                                Yes        No  X
                                    ---       ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes  X    No
                                      ---      ---

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

                                           LANNETT COMPANY, INC.

Date: December 21, 2004                    By:  /s/ William Farber
                                                -------------------------
                                                William Farber,
                                                Chairman of the Board and
                                                Chief Executive Officer


Date: December 21, 2004                    By:  /s/ Michael Tuterice
                                                -------------------------
                                                Michael Tuterice,
                                                Interim Chief Financial Officer

SECTION AMENDED:

  The Company hereby amends the Exhibit Index, as set forth herein, and files an updated Exhibit 23.

EXHIBIT INDEX




Exhibit                           Description                                     Method of Filing
Number
Page
-------------       -------------------------------------    ---------------------------------------------------------
3.1                 Articles of Incorporation                Incorporated by reference to the Proxy Statement filed
                                                             with respect to the Annual Meeting of Shareholders held
                                                             on December 6, 1991 (the "1991 Proxy Statement").

3.2                 By-Laws, as amended                      Incorporated by reference to the 1991 Proxy Statement.

4                   Specimen Certificate for Common Stock    Incorporated by reference to Exhibit 4(a) to Form 8 dated
                                                             April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal
                                                             1992) ("Form 8")

10.1                Line of Credit Note dated March 11,      Incorporated by reference to Exhibit 10(ad) to the Annual
                    1999 between the Company and first       Report on 1999 Form 10-KSB
                    Union National Bank

10.2                Philadelphia Authority for Industrial    Incorporated by reference to Exhibit 10(ae) to the Annual
                    Development Taxable Variable Rate        Report on 1999 Form 10-KSB
                    Demand/Fixed Rate Revenue Bonds,
                    Series of 1999

10.3                Philadelphia Authority for Industrial    Incorporated by reference to Exhibit 10(af) to the Annual
                    Development Tax-Exempt Variable Rate     Report on 1999 Form 10-KSB
                    Demand/Fixed Revenue Bonds (Lannett
                    Company, Inc. Project) Series of 1999

10.4                Letter of Credit and Agreements          Incorporated by reference to Exhibit 10(ag) to the Annual
                    supporting bond issues between the       Report on 1999 Form 10-KSB
                    Company and First Union National Bank

10.5                2003 Stock Option Plan                   Incorporated by reference to the Proxy Statement for
                                                             Fiscal Year Ending June 30, 2002

10.6                Terms of Employment Agreement with       Incorporated by reference to Exhibit 10.6 to the Annual
                    Kevin Smith                              Report on 2003 Form 10-KSB

10.7                Terms of Employment Agreement with       Incorporated by reference to Exhibit 10 to the Quarterly
                    Arthur Bedrosian                         Report on Form 10-Q dated May 12, 2004.

10.8                Terms of Employment Agreement with       Filed Herewith
                    Larry Dalesandro

10.9 (Note A)       Agreement between Lannett Company,       Incorporated by reference to Exhibit 10.9 to the Annual
                    Inc. and Siegfried (USA), Inc.           Report on 2003 form 10-KSB

10.10 (Note A)      Agreement between Lannett Company,       Incorporated by reference to Exhibit 2.1 to Form 8-K
                    Inc. and Jerome Stevens,                 dated April 20, 2004
                    Pharmaceutical, Inc.

11                  Computation of Earnings Per Share        Filed Herewith

13                  Annual Report on Form 10-K               Filed Herewith




Exhibit                           Description                                     Method of Filing
Number
Page
-------------       -------------------------------------    ---------------------------------------------------------
21                  Subsidiaries of the Company              Filed Herewith

23                  Consent of Grant Thornton                Filed Herewith

31.1                Certification of Chief Executive         Filed Herewith
                    Officer Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

31.2                Certification of Chief Financial         Filed Herewith
                    Officer Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

32                  Certification of Chief Executive         Filed Herewith
                    Officer and Chief Financial Officer
                    Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002



Note A: Portions of Exhibits 10.9 and 10.10 have been omitted pursuant to a request for confidential treatment. A complete copy of Exhibit 10.9 and 10.10, including redacted portions thereof, have been filed with the Securities and Exchange Commission.