Form 10-Q
period 2004-12-31
LANNETT CO INC
filed 2005-02-08
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
   ____________.

                           COMMISSION FILE NO. 0-9036

                              LANNETT COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   STATE OF DELAWARE                                        23-0787-699
(STATE OF INCORPORATION)                             (I.R.S..EMPLOYER I.D. NO.)

                                 9000 STATE ROAD
                             PHILADELPHIA, PA 19136
                                 (215) 333-9000
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.

      YES [X]                   NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      YES [X]                   NO [ ]

As of January 31, 2005, there were 24,104,256 shares of the issuer's common stock, $.001 par value, outstanding.
                                                              Page 1 of 40 pages
                                                       Exhibit Index on Page 40

                                      INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.      FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of December 31, 2004 (unaudited) and
                    June 30, 2004..............................................................       3

                    Consolidated Statements of Income (unaudited)
                    for the three and six months ended December 31, 2004 and 2003..............       4

                    Consolidated Statement of Changes in Shareholders' Equity (unaudited)
                    for the six months ended December 31, 2004.................................       5

                    Consolidated Statements of Cash Flows (unaudited)
                    for the six months ended December 31, 2004 and 2003........................       6

                    Notes to Consolidated Financial Statements.................................  7 - 20

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................ 21 - 32

         ITEM 4.      CONTROLS AND PROCEDURES..................................................      33

PART II.  OTHER INFORMATION

         ITEM 1.      LEGAL PROCEEDINGS........................................................      34

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................................      35

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
ASSETS                                                                                       12/31/04      06/30/04
------                                                                                    -------------  --------------
CURRENT ASSETS:
         Cash                                                                             $   9,588,231  $    8,966,954
         Trade accounts receivable (net of allowance for doubtful accounts of $397,000
         and $260,000, respectively)                                                          6,679,464      15,355,887
         Inventories                                                                         16,085,993      12,813,250
         Prepaid taxes                                                                          679,535         882,613
         Other currentassets                                                                  1,154,543       1,016,050
         Deferred tax assets                                                                    941,069         942,689
                                                                                          -------------  --------------

                  Total current assets                                                       35,128,835      39,977,443
                                                                                          -------------  --------------

PROPERTY, PLANT AND EQUIPMENT                                                                23,099,895      15,259,693
Less accumulated depreciation                                                                (6,501,134)     (5,666,798)
                                                                                          -------------  --------------
                                                                                             16,598,761       9,592,895

INVESTMENT SECURITIES - Available-for-sale                                                    2,883,277               -
DEFERRED TAX ASSETS                                                                             170,151         166,332
INTANGIBLE ASSET, net of accumulated amortization                                            62,345,322      65,725,490
CONSTRUCTION IN PROGRESS                                                                      1,549,954       7,352,821
OTHER ASSETS                                                                                    193,175         204,103
                                                                                          -------------  --------------

                  TOTAL ASSETS                                                            $ 118,869,475  $  123,019,084
                                                                                          =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current portion of long-term debt                                                $   2,436,066  $    1,988,716
         Accounts payable                                                                       861,117       5,640,054
         Accrued expenses                                                                       726,816       3,424,859
                                                                                          -------------  --------------

         Total current liabilities                                                            4,023,999      11,053,629
                                                                                          -------------  --------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                          8,224,416       8,104,141
UNEARNED GRANT FUNDS                                                                            500,000               -
DEFERRED TAX LIABILITY                                                                        1,614,323       1,614,323

SHAREHOLDERS' EQUITY:
         Common stock -authorized 50,000,000 shares par value $.001;
             issued and outstanding, 24,099,255 shares and 24,074,710 shares, respectively       24,099          24,075
         Additional paid-in capital                                                          70,114,257      69,955,855
         Retained earnings                                                                   34,371,679      32,267,061
         Accumulated other comprehensive loss                                                    (3,298)              -
                                                                                          -------------  --------------

                  Total shareholders' equity                                                104,506,737     102,246,991
                                                                                          -------------  --------------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 118,869,475  $  123,019,084
                                                                                          =============  ==============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                               -------------------------------            ------------------------------
                                                 12/31/04           12/31/03                12/31/04          12/31/03
                                               -------------     -------------            -------------     ------------
NET SALES                                      $  12,918,521     $  16,573,601            $  27,930,017     $ 29,795,387
COST OF SALES                                      7,085,479         6,660,845               14,706,313       11,458,098
                                               -------------     -------------            -------------     ------------

                  Gross profit                     5,833,042         9,912,756               13,223,704       18,337,289

RESEARCH AND DEVELOPMENT EXPENSES                  1,000,437         1,252,638                2,348,654        2,139,078
SELLING, GENERAL AND
         ADMINISTRATIVE EXPENSES                   1,775,797         2,176,608                3,886,686        3,903,200
AMORTIZATION EXPENSE                               1,690,084                 -                3,380,168                -
                                               -------------     -------------            -------------     ------------

                  Operating income                 1,366,724         6,483,510                3,608,196       12,295,011
                                               -------------     -------------            -------------     ------------

OTHER INCOME (EXPENSE):
Realized loss on sale of investment securities          (595)                -                     (595)               -
Interest expense                                     (87,630)           (5,871)                (148,683)         (14,510)
Interest income                                       33,899            16,275                   48,777           16,798
                                               -------------     -------------            -------------     ------------
                                                     (54,326)           10,404                 (100,501)           2,288
                                               -------------     -------------            -------------     ------------

INCOME BEFORE TAXES                            $   1,312,398     $   6,493,914            $   3,507,695     $ 12,297,299

INCOME TAX EXPENSE                             $     524,921     $   2,661,367            $   1,403,077     $  5,040,367
                                               -------------     -------------            -------------     ------------

NET INCOME                                     $     787,477     $   3,832,547            $   2,104,618     $  7,256,932
                                               =============     =============            =============     ============

BASIC EARNINGS PER SHARE                       $        0.03     $        0.19            $        0.09     $       0.36

DILUTED EARNINGS PER SHARE                     $        0.03     $        0.19            $        0.09     $       0.36

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES                                  24,093,609        20,050,145               24,088,038       20,045,113

DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                  24,185,378        20,275,985               24,192,686       20,272,425

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                    COMMON STOCK         ADDITIONAL                                        TOTAL
                               ----------------------     PAID-IN       RETAINED    ACCUMULATED OTHER   SHAREHOLDERS'
                                 SHARES       AMOUNT      CAPITAL       EARNINGS    COMPREHENSIVE LOSS     EQUITY
                               ----------    --------   ------------   -----------  ------------------  -------------
BALANCE, JUNE 30, 2004         24,074,710    $ 24,075   $ 69,955,855   $32,267,061  $                -  $ 102,246,991

Exercise of stock options          13,000          13         48,552                                           48,565

Shares issued in connection        11,545          11        109,850                                          109,861
with employee stock purchase
plan

Unrealized net losses                                                                           (3,298)        (3,298)

Net Income                                                               2,104,618                          2,104,618

                               ----------    --------   ------------   -----------  ------------------  -------------
BALANCE, DECEMBER 31, 2004     24,099,255    $ 24,099   $ 70,114,257   $34,371,679  $           (3,298) $ 104,506,737
                               ==========    ========   ============   ===========  ==================  =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                      -------------------------------
                                                                                        12/31/04           12/31/03
                                                                                      -------------     -------------
OPERATING ACTIVITIES:
    Net income                                                                        $   2,104,618     $   7,256,932
    Adjustments to reconcile net income to net cash
          provided by operating activities:
       Depreciation                                                                         834,336           543,101
       Amortization                                                                       3,380,168                 -
    Decrease in trade accounts receivable                                                 8,676,423           168,085
    Increase in inventories                                                              (3,272,743)       (2,601,292)
    Decrease in prepaid taxes                                                               203,078                 -
    Increase in other current assets                                                       (129,764)         (370,360)
    Decrease in accounts payable                                                         (4,778,937)         (859,622)
    (Decrease) and increase in accrued expenses                                          (2,698,043)          124,756
    Increase in income taxes payable                                                              -           448,355
                                                                                      -------------     -------------

           Net cash provided by operating activities                                      4,319,136         4,709,955
                                                                                      -------------     -------------

INVESTING ACTIVITIES:
    Purchases of property, plant and equipment (including construction in progress)      (2,037,335)       (4,463,213)
    Purchase of investment securities - available-for-sale                               (2,886,575)                -
                                                                                      -------------     -------------

           Net cash used in investing activities                                         (4,923,910)       (4,463,213)
                                                                                      -------------     -------------

FINANCING ACTIVITIES:
    Proceeds from debt financing                                                          1,602,610         4,445,574
    Proceeds from grant funding                                                             500,000                 -
    Repayments of debt                                                                   (1,034,985)         (370,758)
    Proceeds from issuance of stock                                                         158,426           176,114
                                                                                      -------------     -------------

           Net cash provided by financing activities                                      1,226,051         4,250,930
                                                                                      -------------     -------------

NET INCREASE IN CASH                                                                        621,277         4,497,672

CASH, BEGINNING OF YEAR                                                                   8,966,954         3,528,511
                                                                                      -------------     -------------

CASH, END OF PERIOD                                                                   $   9,588,231     $   8,026,183
                                                                                      =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid during period                                                       $     148,683     $      14,510
    Income taxes paid during period                                                   $   1,200,000     $   4,592,012

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., its wholly owned subsidiary, Lannett Holdings, Inc., and its inactive wholly owned subsidiary, Astrochem Corporation. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $10,665,000 and $8,885,000 at December 31, 2004 and June 30, 2004, respectively. The change in the reserves for various sales adjustments was not proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.

CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson Corporation, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.

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

RETURNS - Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase.

OTHER ADJUSTMENTS - Other adjustments consist primarily of price adjustments, also known as "shelf stock adjustments," which are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 2004 and 2003:

FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004

Reserve Category                         Chargebacks      Rebates        Returns        Other        Total
----------------                         ------------   ------------    ----------    ---------   ------------
Reserve Balance as of June 30, 2004       $ 6,484,500   $  1,864,200    $  448,000    $  88,300   $  8,885,000

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004           (4,478,700)    (1,936,500)     (408,400)     (87,000)    (6,910,600)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2005           (4,128,600)    (3,100,200)     (467,500)    (274,500)    (7,970,800)

Additional Reserves Charged to
Net Sales During Fiscal 2005                9,808,000      5,642,700       737,900      472,800     16,661,400
                                         ------------   ------------    ----------    ---------   ------------
Reserve Balance as of December 31
31, 2004                                 $  7,685,200   $  2,470,200    $  310,000    $ 199,600   $ 10,665,000
                                         ============   ============    ==========    =========   ============

FOR THE SIX MONTHS ENDED
DECEMBER 31, 2003

Reserve Category                         Chargebacks      Rebates        Returns        Other        Total
------------------                       ------------   ------------    ----------    ---------   ------------
Reserve Balance as of June 30, 2003      $  1,638,000   $    889,900    $  210,200    $  33,900   $  2,772,000

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2003           (1,604,000)    (1,166,400)      (98,300)           -     (2,868,700)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004           (3,477,700)      (493,300)            -     (310,000)    (4,281,000)

Additional Reserves Charged to
Net Sales During Fiscal 2004                5,680,100      2,064,100       148,200      426,200      8,318,600
                                         ------------   ------------    ----------    ---------   ------------
Reserve Balance as of December
31, 2003                                 $  2,236,400   $  1,294,300    $  260,100    $ 150,100   $  3,940,900
                                         ============   ============    ==========    =========   ============

The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers. The Company's customer will continually reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company's customers continually reorder the Company's products. It is common for the Company's customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers' warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer's product is considered. Otherwise, retail prescriptions would be filled with competitors' products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The Company's products have either 24 months or 36 months of shelf-life at the time of manufacture. The Company monitors its customers' purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer's resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.


The products that the Company sells are generic versions of brand named drugs. The consumer markets for such drugs are well-established markets with many years of historically-confirmed consumer demand. Such consumer demand may be affected by several factors, including alternative treatments, cost, etc. However, the effects of changes in such consumer demand for the Company's products, like generic products manufactured by other generic companies, are gradual in nature. Any overall decrease in consumer demand for generic products generally occurs over an extended period of time. This is because there are thousands of doctors, prescribers, third-party payers, institutional formularies and other buyers of drugs that must change prescribing habits and medicinal practices before such a decrease would affect a generic drug market. If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

ACCOUNTS RECEIVABLE - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the both Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

INVENTORIES - The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three months ended December 31, 2004 and 2003 was approximately $450,000 and $282,000, respectively. Depreciation expense for the six months ended December 31, 2004 and 2003 was approximately $834,000 and $537,000, respectively.

INVESTMENT SECURITIES - The Company's investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations. All of the Company's marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the six month period ended December 31, 2004.

DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for debt acquisition costs for the three months ended December 31, 2004 and 2003 was approximately $5,500 and $2,800, respectively. Amortization expense for debt acquisition costs for the six months ended December 31, 2004 and 2003 was approximately $11,000 and $5,600, respectively.

SHIPPING AND HANDLING COSTS - The cost of shipping products to customers is recognized at the time the products are shipped, and is included in COST OF SALES.

RESEARCH AND DEVELOPMENT - Research and development expenses are charged to operations as incurred.

INTANGIBLE ASSETS - On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP. The Company will incur annual amortization expense of approximately $6,760,000 for the intangible asset over the term of the contract (10 years). Amortization expense for the three months ended December 31, 2004 and 2003 was approximately $1,690,000 and $0, respectively. Amortization expense for the six months ended December 31, 2004 and 2003 was approximately $3,380,000 and $0, respectively. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company performs an impairment test on its intangible asset each reporting period. The impairment test consists of discounting future cash flows in order to compare the carrying amount of the intangible asset to its net present value. As a result of the testing, management determined that there was no impairment of the intangible asset as of December 31, 2004.

ADVERTISING COSTS - The Company charges advertising costs to operations as incurred. Advertising expense for the three months ended December 31, 2004 and 2003 was approximately $33,000 and $74,000, respectively. Advertising expense for the six months ended December 31, 2004 and 2003 was approximately $107,000 and $136,000, respectively.

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

SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment - generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates its financial information for all products, and reports on one operating segment. The Company's products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company's approximate net product sales by medical indication for the three and six months ended December 31, 2004 and 2003:

                    FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
MEDICAL INDICATION   12/31/2004   12/31/2003    12/31/2004    12/31/2003
------------------   ----------   ----------    ----------    ----------
Migraine Headache   $ 3,181,000  $ 4,425,000    $ 6,470,000  $ 7,899,000
Epilepsy              4,573,000    4,799,000      8,874,000    8,749,000
Heart Failure         1,771,000    1,491,000      3,208,000    4,176,000
Thyroid Deficiency    2,736,000    5,365,000      8,101,000    7,937,000
Other                   658,000      494,000      1,277,000    1,034,000
                    -----------  -----------    -----------  -----------

Total               $12,919,000  $16,574,000    $27,930,000  $29,795,000
                    ===========  ===========    ===========  ===========

CONCENTRATION OF CREDIT RISK - Five of the Company's products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 37%, 26%, 14%, 16%, and 6%, respectively, of net sales for the three months ended December 31, 2004. The same five products accounted for 30%, 27%, 9%, 24%, and 9%, respectively, of net sales for the three months ended December 31, 2003; 34%, 24%, 12%, 26% and 5%, respectively, of net sales for the six months ended December 31, 2004; and 30%, 27%, 14%, 21%, and 6%, respectively, of net sales for the six months ended December 31, 2003.

Credit terms are offered to customers based on evaluations of the customers' financial condition. Generally, collateral is not required from customers. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

STOCK OPTIONS - At December 31, 2004, the Company had two stock-based employee compensation plans. The Company accounts for stock options under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, FAS 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in FAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                     --------------------------   --------------------------
                                       12/31/04       12/31/03      12/31/04       12/31/03
                                     -----------    -----------   -----------    -----------
Net income, as reported              $   787,477    $ 3,832,547   $ 2,104,618    $ 7,256,932
Deduct: Total compensation expense
 determined under fair value based
 method for all stock awards          (1,375,621)*     (323,142)   (1,823,649)*     (534,339)
Add:  Tax savings at effective rate      550,208        132,488       729,459        219,079
                                     -----------    -----------   -----------    -----------

Pro forma net (loss) income          $   (37,936)   $ 3,641,893   $ 1,010,428    $ 6,941,672
                                     ===========    ===========   ===========    ===========

Earnings per share:
Basic, as reported                   $       .03    $       .19   $       .09    $       .36
Basic, pro forma                     $       .00    $       .18   $       .04    $       .35
Diluted, as reported                 $       .03    $       .19   $       .09    $       .36
Diluted, pro forma                   $       .00    $       .18   $       .04    $       .34

*Options compensation expense increased by $996,862 in the three months ended December 31, 2004 due to the accelerated vesting of options resulting from the separation agreement of Larry Dalesandro, the former Chief Financial Officer.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in Fiscal 2005 and 2004: expected volatility of 37.5% for 2005 and ranging between 31.2% and 96.2% for 2004; risk-free interest rate of 4.19% for 2005 and ranging between 4.33% and 4.79% for 2004; and expected lives of 10 years.

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

The results of operations for the three and six month periods ended December 31, 2004 and 2003 are not necessarily indicative of results for the full year.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE 2. NEW ACCOUNTING STANDARDS

The Company adopted Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as of June 30, 2004. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities that are impaired at the balance sheet date, but an other-than temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (FAS 151). Paragraph 5 of ARB 43, Chapter 4 previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." FAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." The adoption of FAS 151 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB revised FAS 123, Accounting for Stock-Based Compensation. This Statement supersedes APB 25, Accounting for Stock Issued to Employees and its related implementation guidance and eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in FAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123 (revised) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company plans to adopt FAS 123 for the quarter ended September 30, 2005.

NOTE 3. INVENTORIES

    Inventories consist of the following:

                    December 31,   June 30,
                       2004          2004
                    -----------  -----------
                    (unaudited)
Raw materials       $ 5,033,187  $ 4,195,255
Work-in-process       1,000,082      626,647
Finished goods        9,904,146    7,854,975
Packaging supplies      148,578      136,373
                    -----------  -----------
                    $16,085,993  $12,813,250
                    ===========  ===========

The preceding amounts are net of inventory reserves of $1,200,000 and $515,000 at December 31, 2004 and June 30, 2004, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                          December 31,    June 30,
                           Useful Lives       2004          2004
                                          ------------  -----------
Land                                   -  $   233,414   $    33,414
Building and improvements  10 - 39 years    9,631,070     3,526,003
Machinery and equipment     5 - 10 years   12,421,245    11,504,877
Furniture and fixtures      5 - 7 years       814,166       195,399
                                          -----------   -----------
                                          $23,099,895   $15,259,693
                                          ===========   ===========

NOTE 5. INVESTMENT SECURITIES - AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses, and fair value of the Company's available-for-sale securities as of December 31, 2004 are summarized as follows (there were no investments as of December 31, 2003):


                                        December 31, 2004
                                        Available-for-Sale
                                        ------------------
                                              Gross           Gross
                            Amortized       Unrealized      Unrealized       Fair
                               Cost           Gains           Losses         Value
                            ----------  ------------------  -----------   ----------
U.S. Government Agency      $2,084,934  $              885  $   (10,745)  $2,075,074
Mortgage-Backed Securities     402,580               5,582            -      408,162
Asset-Backed Securities        401,261                  82       (1,302)     400,041
                            ----------  ------------------  -----------   ----------
                            $2,888,775  $            6,549  $   (12,047)  $2,883,277
                            ==========  ==================  ===========   ==========

NOTE 5.  INVESTMENT SECURITIES - AVAILABLE-FOR-SALE

The amortized cost and fair value of the Company's current available-for-sale securities by contractual maturity at December 31, 2004 are summarized as follows:

                                          December 31, 2004
                                          Available for Sale
                                        -----------------------
                                        Amortized       Fair
                                          Cost          Value
                                        ----------    ---------
Due in one year or less                 $        -   $        -
Due after one year through five years    1,131,923    1,129,362
Due after five years through ten years     322,552      319,791
Due after ten years                      1,434,300    1,434,124
                                        ----------   ----------
                                        $2,888,775   $2,883,277
                                        ==========   ==========

The Company uses the specific identification method to determine the cost of securities sold. For the three months ended December 31, 2004, the Company had realized losses of $595. For the six months ended December 31, 2004, the Company had realized losses of $595. There were no realized losses for the three or six months ended December 31, 2003.

There were no securities held from a single issuer that represented more than 10% of stockholders' equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of December 31, 2004:

                                         Less than 12 months     12 months or longer          Total
                                       -----------------------   ------------------- ------------------------
      Description of        Number of     Fair      Unrealized   Fair    Unrealized     Fair      Unrealized
        Securities         Securities     Value        Loss      Value      Loss        Value        Loss
-------------------------  ----------  -----------  ----------   -----  ------------ -----------  -----------
U.S. Government Agency         13      $ 1,645,212  $  (10,745)      -            -  $ 1,645,212  $  (10,745)

Asset-Backed Securities         2          249,995      (1,302)      -            -      249,995      (1,302)
                           ------      -----------  -----------  -----  -----------  -----------  ----------
      Total temporarily
      impaired investment
      securities               15      $ 1,895,207  $  (12,047)  $   -  $         -  $ 1,895,207  $  (12,047)
                           ======      ===========  ==========   =====  ===========  ===========  ==========

There were no securities determined by management to be other-than-temporarily impaired for the six month period ended December 31, 2004.

NOTE 6. BANK LINE OF CREDIT

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (5.00% at December 31, 2004). The line of credit was renewed and extended to October 30, 2005. At December 31, 2004 and 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company's assets. The Company currently has no plans to borrow under this line of credit due to the sufficiency of cash on hand and the cash expected to be provided by the results of operations in the future.

NOTE 7.  UNEARNED GRANT FUNDS

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of December 31, 2004, the Company has recognized the grant funding as a long term liability under the caption of Unearned Grant Funds.

NOTE 8. LONG-TERM DEBT

Long-term debt consists of the following:


                       December 31,   June 30,
                          2004         2004
                       -----------  -----------
                       (unaudited)
Tax-exempt Bond Loan   $ 1,973,220  $ 2,287,802
Mortgage Loan            2,700,000    2,700,000
Equipment Loan           5,187,264    4,205,055
Construction Loan          799,998      900,000
                       -----------  -----------
                       $10,660,482  $10,092,857
 Less current portion    2,436,066    1,988,716
                       -----------  -----------

                       $ 8,224,416  $ 8,104,141
                       ===========  ===========

In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority"), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at December 31, 2004 was 2.14%. At December 31, 2004, the Company has $1,973,220 outstanding on the Authority loan, of which $655,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 2004, no portion of the letter of credit has been utilized.

As part of the 2003 Loan Financing Agreement, the Philadelphia Industrial Development Corporation will lend the Company up to $1,250,000 as reimbursement for a portion of the Mortgage Loan from Wachovia. Until that Conversion Date occurs, the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the loan Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this

Mortgage Loan, along with any accrued interest, shall be due no later than 15 years from the Conversion Date. As of December 31, 2004, the Conversion date has not taken place and the Company continues to make interest only payments. As of December 31, 2004, the Company has outstanding $2.7 million under the Mortgage Loan, of which $180,000 is classified as currently due.

The Equipment Loan consists of various term loans with maturity dates ranging from three to five years. The Company as part of the 2003 Loan Financing agreement is required to make equal payments of principal and interest. As of December 31, 2004, the Company has outstanding $5,187,264 under the Equipment Loan, of which $1,401,066 is classified as currently due.

Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of December 31, 2004, the Company has outstanding $799,998 under the Construction Loan, of which $200,000 is classified as currently due.

The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR Rate plus 150 basis points. The LIBOR Rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of Dollar deposits. As of December 31, 2004, the interest rate for the 2003 Loan Financing was 3.78%.

The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of December 31, 2004, the Company has complied with such terms, and successfully met its financial covenants.

NOTE 9. INCOME TAXES

The provision for federal, state and local income taxes for the three month period ended December 31, 2004 and 2003 was $524,921 and $2,661,367,
respectively, with effective tax rates of 39.9% and 40.9%, respectively. The provision for federal, state and local income taxes for the six month period ended December 31, 2004 and 2003 was $1,403,077 and $5,040,367, respectively, with effective tax rates of 39.9% and 40.9%, respectively.

NOTE 10. EARNINGS PER SHARE


SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128. A reconciliation of the Company's basic and diluted earnings per share follows:

                                                THREE MONTHS ENDED DECEMBER 31,
                                               2004                      2003
                                    -------------------------- -------------------------
                                    NET INCOME       SHARES    NET INCOME      SHARES
                                    (NUMERATOR)  (DENOMINATOR) (NUMERATOR)  (DENOMINATOR)
Basic earnings per share factors    $  784,477    24,093,609   $  3,832,547   20,050,145

Effect of dilutive stock options                      91,769                     225,840
                                    ----------   -----------   ------------  -----------

Diluted earnings per share factors  $  784,477    24,185,378   $  3,832,547   20,275,985
                                    ==========   ===========   ============  ===========

Basic earnings per share            $     0.03                 $       0.19
Diluted earnings per share          $     0.03                 $       0.19


                                                   SIX MONTHS ENDED DECEMBER 31,
                                               2004                         2003
                                      -------------------------   -------------------------
                                      NET INCOME       SHARES      NET INCOME     SHARES
                                      (NUMERATOR)  (DENOMINATOR)  (NUMERATOR)  (DENOMINATOR)
Basic earnings per share factors      $2,104,618     24,088,038   $   7,256,932  20,045,113

Effect of dilutive stock options                        104,648                     227,312
                                      ----------    -----------   -------------  ----------

Diluted earnings per share factors    $2,104,618     24,192,686   $   7,256,932  20,272,425
                                      ==========    ===========   =============  ==========

Basic earnings per share              $     0.09                  $        0.36
Diluted earnings per share            $     0.09                  $        0.36

The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2004 and 2003 were 461,695 and 7,500, respectively. The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2004 and 2003 were 461,695 and 7,500, respectively. These shares have been excluded because the options' exercise price was greater than the average market price of the common stock.

NOTE 11. COMPREHENSIVE INCOME

The Company's other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of December 31, 2004 and 2003:

                                          FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
COMPREHENSIVE INCOME                      12/31/2004       12/31/2003       12/31/2004      12/31/2003
                                          ----------       ----------       ----------      ----------
Other Comprehensive Loss:
Unrealized Holding Loss on Securities       (3,461)                 -           (5,498)              -
Add: Tax savings at effective rate           1,385                  -            2,200               -
                                          --------         ----------       ----------      ----------
Total Unrealized Loss on Securities, Net    (2,076)                 -           (3,298)              -
                                          --------         ----------       ----------      ----------
Total Other Comprehensive Loss              (2,076)                 -           (3,298)              -
Net Income                                 787,477          3,832,547        2,104,618       7,256,932
                                          --------         ----------       ----------      ----------
Total Comprehensive Income                 785,401          3,832,547        2,101,320       7,256,932
                                          ========         ==========       ==========      ==========

NOTE 12.  RELATED PARTY TRANSACTIONS

The Company had sales of approximately $278,900 and $325,800 during the six months ended December 31, 2004 and 2003, respectively, to a distributor (the "related party") owned by Jeffrey Farber, the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. Accounts receivable includes amounts due from the related party of approximately $105,000 (currently due) and $117,000 at December 31, 2004 and June 30, 2004, respectively. In management's opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors through January 13, 2005, was employed by two insurance brokerage companies (the "Insurance Brokers") that provide insurance agency services to the Company. The Company paid approximately $381,497 and $286,843 during the six months ended December 31, 2004 and 2003 to the Insurance Brokers for various insurance policies. There was $37,700 and $9,400 due to the Insurance Brokers as of December 31, 2004 and June 30, 2004. In management's opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

NOTE 13.  MATERIAL CONTRACT WITH SUPPLIER

The Company's primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The minimum quantity to be purchased in the first year of the agreement is $15 million. Thereafter, the minimum quantity to be purchased increases by $1 million per year up to $24 million for the last year of the ten-year contract. Management believes that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement.

Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board") provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

The Company has also contracted with Spectrum Pharmaceuticals, based in California, to purchase and distribute ciprofloxacin tablets which are manufactured by Spectrum and/or its partners. Ciprofloxacin tablets are the generic version of the brand Cipro(R), an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. As of December 31, 2004, the Company has purchased ciprofloxacin tablets but has not yet begun selling them.

In October of 2004, the Company signed an agreement with Orion Pharma (Orion), based in Finland to purchase and distribute three drug products. Under the terms of the agreement, Orion will supply Lannett with the finished products and all laboratory documentation and Lannett will coordinate the completion of the clinical biostudies necessary to submit Abbreviated New Drug Applications (ANDAs) to the Food and Drug Administration.

NOTE 14. CONTINGENCIES

The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three months and six months ended December 31, 2004 and 2003.

The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol ("DES"), a synthetic hormone. Prior litigation established that the Company's pro rata share of any liability is less than one-tenth of one percent. Due to the fact that prior litigation established the "market share" method of prorating liability among the companies that manufactured DES during the drug's commercial distribution, which ended in 1971, management has accepted this as the most reasonable method of determining liability for future outcomes of claims. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage (subject to limits of liability) during the time period that damages were alleged to have occurred. The Company has either settled or had dismissed approximately 250 claims. An additional 283 claims are currently being defended. Prior settlements have been in the range of $500 to $3,500. Management believes that the outcome will not have a material adverse impact on the consolidated financial position or results of operations of the Company.

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

      - intense regulation by government agencies may delay the Company's efforts to commercialize new drug products; and

      - dependence on third parties to supply raw materials and certain finished goods inventory - any failure to obtain a sufficient supply of raw materials from these suppliers could materially and adversely affect the Company's business.

Because of the foregoing and other factors, the Company may experience fluctuations in future operating results on a quarterly or annual basis which could materially adversely affect the business, financial condition, operating results and the Company's stock price.

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

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as reductions to net sales and accounts receivable. Accounts receivable are presented net of allowances relating to these provisions, which were approximately $10,665,000 and $8,885,000 at December 31, 2004 and June 30, 2004, respectively. The change in the reserves for various sales adjustments was not proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other

CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen and McKesson Corporation, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when it believes that actual chargebacks may differ from estimated reserves.

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

RETURNS - Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns, and makes adjustments when it believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase.

OTHER ADJUSTMENTS - Other adjustments consist primarily of price adjustments, also known as "shelf stock adjustments," which are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 2004 and 2003:

FOR THE SIX MONTHS ENDED
DECEMBER 31, 2004

Reserve Category                      Chargebacks     Rebates      Returns      Other        Total
----------------                      -----------   -----------   ---------   ---------   ------------
Reserve Balance as of June 30,        $ 6,484,500   $ 1,864,200   $ 448,000   $  88,300   $  8,885,000
2004

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004       (4,478,700)   (1,936,500)   (408,400)    (87,000)    (6,910,600)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2005       (4,128,600)   (3,100,200)   (467,500)   (274,500)    (7,970,800)

Additional Reserves Charged to
Net Sales During Fiscal 2005            9,808,000     5,642,700     737,900     472,800     16,661,400
                                      -----------   -----------   ---------   ---------   ------------

Reserve Balance as of December
31, 2004                              $ 7,685,200   $ 2,470,200   $ 310,000   $ 199,600   $ 10,665,000
                                      ===========   ===========   =========   =========   ============

FOR THE SIX MONTHS ENDED
DECEMBER 31, 2003

Reserve Category                   Chargebacks      Rebates       Returns       Other        Total
----------------                   ------------   ------------   ----------   ---------   ------------
Reserve Balance as of June 30,     $  1,638,000   $    889,900   $  210,200   $  33,900   $  2,772,000
2003

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2003     (1,604,000)    (1,166,400)     (98,300)          -     (2,868,700)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004     (3,477,700)      (493,300)           -    (310,000)    (4,281,000)

Additional Reserves Charged to
Net Sales During Fiscal 2004          5,680,100      2,064,100      148,200     426,200      8,318,600
                                   ------------   ------------   ----------   ---------   ------------

Reserve Balance as of December
31, 2003                           $ 2,236,400    $  1,294,300   $  260,100   $ 150,100   $  3,940,900
                                   ============   ============   ==========   =========   ============

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

INVENTORIES - The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market and regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company's estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

      RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2003

      Net sales decreased by 22% from $16,573,601 for the three months ended December 31, 2003 ("Second Quarter Fiscal 2004") to $12,918,521 for the three months ended December 31, 2004 ("Second Quarter Fiscal 2005"). The decrease was primarily attributable to a $1.8 million sales decrease in Levothyroxine Sodium tablets. The decrease was due to increased competition and the fact that the Levothyroxine Sodium tablets only had the bioequivalence status of the branded product Levoxyl(R) and not for Synthroid(R) for most of the quarter thus limiting the sales opportunity because of the lack of substitution for both of the branded products. In December 2004, the Company received FDA approval for bioequivalence of the Company's Levothyroixine Sodium tablet product to the branded product Synthroid (R). Additionally, sales of the Butalbital with Aspirin and Caffeine capsules declined approximately $1.2 million as a result of increased competition. Finally, the sales of Unithroid decreased $800K due to the increased competition in the generic market for thyroid drugs. The decrease in sales of a portion of the Company's products was offset by an increase in sales of Digoxin tablets which increased approximately $260K.

      The Company sells its products to customers in various categories. The table below identifies the Company's approximate net sales to each category for the three months ended December 31, 2004 and 2003:

                               FOR THE THREE MONTHS ENDED
   CUSTOMER CATEGORY         12/31/2004         12/31/2003
----------------------    ----------------    --------------
Wholesaler/Distributor    $      8,668,000    $   10,654,000
     Retail Chain                2,442,000         3,154,000
  Mail-Order Pharmacy            1,163,000         1,330,000
     Private Label                 646,000         1,436,000
                          ----------------    --------------
         Total            $     12,919,000    $   16,574,000
                          ================    ==============

      Cost of sales increased by 6% from $6,660,845 for the Second Quarter Fiscal 2004 to $7,085,479 for the Second Quarter Fiscal 2005. The cost of sales increase is due to an increase in direct variable costs such as raw materials and costs of finished goods as a result of the increase in sales unit volume. The increase in the raw material costs of approximately $156,000 and labor/production costs of approximately $260,000 were a direct result and proportionally related to the increase in sales unit volume for the quarter. Gross profit margins for the Second Quarter Fiscal 2005 and the Second Quarter Fiscal 2004 were 45% and 60%, respectively. The decrease in the gross profit percentage is due to increased competition, lower sales prices, and product sales mix. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

      Research and development ("R&D") expenses decreased by 20% from $1,252,638 for the Second Quarter Fiscal 2004 to $1,000,437 for the Second Quarter Fiscal 2005. The decrease is primarily due to a decrease of approximately $430,000 in the costs of generic bioequivalence tests which are commonly required for ANDA submissions. The decrease in bioequivalence costs were offset by increases in consulting of approximately $104,000 and $63,000 in outside contract laboratory expenses.

      Selling, general and administrative expenses decreased by 18% from $2,176,608 for the Second Quarter Fiscal 2004 to $1,775,797 for the Second Quarter Fiscal 2005. The decrease is primarily due to a decline in the incentive compensation expense of approximately $554,000. Incentive compensation is contingent upon the results of operations. The decrease in incentive compensation expense was offset by increases in consulting of approximately $86,000 and depreciation of computer and office equipment of approximately $94,000.

      Amortization expense for the intangible asset for the three months ended December 31, 2004 and 2003 was approximately $1,690,084 and $0, respectively. On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP. The Company will incur annual amortization expense of approximately $6,760,000 for the intangible asset over the term of the contract (10 years).

      As a result of the items discussed above, the Company's operating income decreased from $6,483,510 in the Second Quarter Fiscal 2004 to $1,366,724 in the Second Quarter Fiscal 2005.

      The Company's interest expense increased from approximately $5,871 in the Second Quarter Fiscal 2004 to approximately $87,630 in the Second Quarter Fiscal 2005 as a result of the borrowing under the "2003 Loan Financing" which included a mortgage loan, equipment loan and construction loan. Interest income increased from approximately $16,275 in the Second Quarter Fiscal 2004 to approximately $33,899 in the Second Quarter Fiscal 2005, as a result of investment of excess cash in marketable securities and a higher cash balance.

      The Company's income tax expense decreased from $2,661,367 in the Second Quarter Fiscal 2004 to $524,921 in the Second Quarter Fiscal 2005 as a result of the decrease in income before taxes. The effective tax rate decreased slightly from 40.9% in the Second Quarter Fiscal 2004 to 39.9% in the Second Quarter of 2005. The decrease is due to the company's decreased activities in some higher statutory jurisdictions.

      The Company reported net income of $787,477 in the Second Quarter Fiscal 2005, or $0.03 basic and diluted income per share, compared to net income of $3,832,547 in the Second Quarter Fiscal 2004, or $0.19 basic and diluted income per share.

      RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2003

      Net sales decreased by 6% from $29,795,387 for the six months ended December 31, 2003 to $27,930,017 for the six months ended December 31, 2004. The decrease was primarily attributable to an approximately $1.4 million decline in sales of Butalbital with Aspirin and Caffiene capsules. Additionally, sales of Digoxin declined by $968,000, and sales of Unithroid declined by $535,000. These declines came as a result of increased competition. These declines were partially offset by increased sales of Levothyroxine Sodium tablets of $699,000. While sales of Levothyroxine were up overall for the six month period, there was a significant decline that occurred during the Second Quarter Fiscal 2005. This decline was due to increased competition and the fact that the Levothyroxine Sodium tablets only had the bioequivalence status of the branded product Levoxyl(R) and not for Synthroid(R) for most of the quarter thus limiting the sales opportunity because of the lack of substitution for both of the branded products. In December 2004, the Company received FDA approval for bioequivalence of the Company's Levothyroixine Sodium tablet product to the branded product Synthroid(R). Also, sales of Primidone increased by $124,000 and accompanied modest increases in sales of various other products totaling approximately $257,000.

The Company sells its products to customers in various categories. The table below identifies the Company's approximate net sales to each category for the six months ended December 31, 2004 and 2003:

                                FOR THE SIX MONTHS ENDED
   CUSTOMER CATEGORY         12/31/2004         12/31/2003
----------------------     ---------------     -------------
Wholesaler/Distributor     $    18,741,000     $  18,532,000
     Retail Chain                5,279,000         5,661,000
  Mail-Order Pharmacy            2,514,000         2,652,000
     Private Label               1,396,000         2,950,000
                           ---------------     -------------
         Total             $    27,930,000     $  29,795,000
                           ===============     =============

      Cost of sales increased by 28% from $11,458,098 for the six months ended December 31, 2003 to $14,706,313 for the six months ended December 31, 2004. The cost of sales increase is due to an increase in direct variable costs such as raw materials and costs of finished goods as a result of the increase in sales unit volume. The increase in the raw material costs of approximately $3.4 million were partially offset by a decrease in labor/production costs of approximately $150,000. The decreased labor/production expenses reflect the change in sales product mix. Gross profit margins for the six months ended December 31, 2004 and 2003 were 47% and 62%, respectively. The decrease in the gross profit percentage is due to increased competition, lower sales prices, and product sales mix. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

      Research and development ("R&D") expenses increased by 10% from $2,139,078 for the six months ended December 31, 2003 to $2,348,654 for the six months ended December 31, 2004. This is primarily due to an increase of approximately $331,000 in consulting expenses, partially offset by a $125,000 decline in generic bioequivalence testing costs.

      Selling, general and administrative expenses decreased less than 1% from $3,903,200 for the six months ended December 31, 2003 to $3,886,686 for the six months ended December 31, 2004. While the overall expense remained basically unchanged, the components did fluctuate. Incentive compensation declined by approximately $742,000, while the following items increased: consulting expenses increased by approximately $165,000; depreciation of computer and office equipment increased by approximately $182,000; and insurance expense increased by approximately $399,000. Product liability insurance premiums are based on previously achieved sales levels.

      Amortization expense for the intangible asset for the six months ended December 31, 2004 and 2003 was approximately $3,380,168 and $0, respectively. On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP. The Company will incur annual amortization expense of approximately $6,760,000 for the intangible asset over the term of the contract (10 years).

      As a result of the items discussed above, the Company's operating income decreased from $12,295,011 for the six months ended December 31, 2003 to $3,608,196 for the six months ended December 31, 2004.

      The Company's interest expense increased from approximately $14,510 for the six months ended December 31, 2003 to $148,683 for the six months ended December 31, 2004 as a result of the borrowing under the "2003 Loan Financing" which included a mortgage loan, equipment loan and construction loan. Interest income increased from $16,798 for the six months ended December 31, 2003 to $48,777 for the six months ended December 31, 2004 as a result of investment of excess cash in marketable securities and a higher cash balance.

      The Company's income tax expense decreased from $5,040,367 for the six months ended December 31, 2003 to $1,403,077 for the six months ended December 31, 2004 as a result of the decrease in income before taxes. The effective tax rate decreased slightly from 40.9% for the six months ended December 31, 2003 to 39.9% for the six months ended December 31, 2004. The decrease is due to the company's decreased activities in some higher statutory jurisdictions.

      The Company reported net income of $2,104,618 for the six months ended December 31, 2004, or $0.09 basic and diluted income per share, compared to net income of $7,256,932 for the six months ended December 31, 2003, or $0.36 basic and diluted income per share.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $4,319,136 for the six months ended December 31, 2004 was attributable to net income of $2,104,618, as adjusted for the effects of non-cash items of $4,214,504 and net changes in operating assets and liabilities totaling ($1,999,986). Significant changes in operating assets and liabilities are comprised of:

      1. A decrease in trade accounts receivable of $8,676,423 due to cash payments received by the Company in the first quarter of Fiscal 2005, including the collection of receivables from customers who had extended payment terms in the fourth quarter of Fiscal 2004 offered by the Company as a result of compatibility issues related to the Company's exchange of Electronic Data Interchange (EDI) documents. The decrease in the trade accounts receivable was also due to lower sales dollars.

      2. An increase in inventories of $3,272,743 due to an increase in raw materials and finished goods inventory. Due to the Company's anticipated sales growth and the increase in the quantity of new products under development, additional investments were made in raw material and finished goods inventory. It is the Company's goal to stock an adequate inventory of finished goods and raw materials. Such a strategy will allow the Company to minimize stock-outs and back-orders, and to provide a high level of customer order fulfillment. Additionally, the Company has increased its inventory carrying amounts of certain raw materials and finished products to ensure supply continuity;

      3. A decrease in accounts payable of $4,778,937 due to the payments for the Company's purchases of raw materials and finished goods inventory in the last quarter of Fiscal 2004 as well as the First Quarter of 2005.

      4. A decrease in accrued expenses of $2,698,043 due to the payments of accrued construction costs of approximately $811,000, generic bio-study equivalence testing fees of approximately $570,000 and incentive compensation of approximately $1.2 million.

      The net cash used in investing activities of $4,923,910 for the six months ended December 31, 2004 was attributable to the Company's renovation of its new facility on Torresdale Avenue, the purchase and installation of new equipment and payments for building additions which in total accounted for approximately $2,037,335. The remaining $2,886,575 was used to purchase investment securities, which consist primarily of U. S. government and agency marketable debt securities.

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of December 31, 2004:

                          Amounts Payable
Fiscal Year Ending        to Institutions
------------------        ---------------
     2005                 $     1,194,123
     2006                       2,422,958
     2007                       1,738,317
     2008                       1,352,434
     2009                       1,287,697
     Thereafter                 2,664,953
                          ---------------
                          $    10,660,482
                          ===============

      The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (5.00% at December 31, 2004). The line of credit was renewed and extended to October 30, 2005. At December 31, 2004 and 2003, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company's assets. The Company currently has no plans to borrow under this line of credit due to the sufficiency of cash on hand and the cash expected to be provided by the results of operations in the future.

      The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of December 31, 2004, the Company has complied with such terms, and successfully met its financial covenants.

      In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of December 31, 2004, the Company has recognized the grant funding as a long term liability under the caption of Unearned Grant Funds.

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

      In addition to the efforts of its internal product development group, Lannett has contracted with an outside firm (The PharmaNetwork LLC in New Jersey) for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle formulation, analytical method development and testing and manufacturing scale-up. These products are orally-administered solid dosage products intended to treat a diverse range of medical indications. It is the Company's intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company's own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to compliment the progress of its own internal R&D efforts.

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

      In October of 2004, the Company signed an agreement with Orion Pharma (Orion), based in Finland to purchase and distribute three drug products. Under the terms of the agreement, Orion will supply Lannett with the finished products and all laboratory documentation and Lannett will coordinate the completion of the clinical biostudies necessary to submit Abbreviated New Drug Applications (ANDAs) to the Food and Drug Administration.

      The majority of the Company's R&D projects are being developed in-house under Lannett's direct supervision and with Company personnel. Hence, management does not believe that its' outside contracts for product development, including The PharmaNetwork LLC, or manufacturing supply, including Spectrum Pharmaceuticals Inc. and Orion Pharma, are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

      In December 2004, the FDA approved bioequivalence of Jerome Stevens Pharmaceutical, Inc.'s Levothyroxine Sodium Tablet, to which the Company has exclusive distribution rights, to Synthroid(R), which is marketed by Abbott Laboratories, Inc. In June 2004, the FDA approved bioequivalence of Levothyroxine Sodium Tablets to Levoxyl, which is marketed by King Pharmaceuticals. This dual approval will now allow pharmacists to substitute Levothyroxine Sodium Tablets for both dominant brands.

                          PART I. FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

With the participation of management, the Company's Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the six months ended December 31, 2004. Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

      (b) On December 1, 2004, the Company filed a Form 8-K disclosing in Item 1.01, Item 5.02, and Item 9.01 thereof, and including as exhibits the separation agreement and general release and press release, the departure of Larry Dalesandro as Chief Financial Officer and the appointment of Michael Tuterice as Interim Chief Financial Officer effective December 1, 2004.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LANNETT COMPANY, INC.

Dated: February 7, 2005   By: /s/ Michael Tuterice
                              ----------------------
                              Michael Tuterice
                              Interim Chief Financial Officer

                          By: /s/ William Farber
                              --------------------
                              William Farber
                              Chairman of the Board and Chief Executive Officer

                                  EXHIBIT INDEX

31.1             Certification of Chief Executive     Filed Herewith
                 Officer Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002

31.2             Certification of Interim Chief       Filed Herewith
                 Financial Officer Pursuant to
                 Section 302 of the
                 Sarbanes-Oxley Act of 2002

 32              Certifications of Chief              Filed Herewith
                 Executive Officer and Interim
                 Chief Financial Officer Pursuant
                 to Section 906 of the
                 Sarbanes-Oxley Act of 2002