Form 10-Q
period 2005-03-31
LANNETT CO INC
filed 2005-05-10
CIK 57725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

                                 YES   X   NO
                                     -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES   X   NO
                                     -----    -----

As of April 26, 2005, there were 24,060,240 shares of the issuer's common stock, $.001 par value, outstanding.


                                                              Page 1 of 42 pages
                                                        Exhibit Index on Page 39

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of March 31, 2005
                (unaudited) and June 30, 2004........................          3

             Consolidated Statements of Operations (unaudited)
                for the three and nine months ended March 31, 2005
                and 2004.............................................          4

             Consolidated Statement of Changes in Shareholders'
                Equity (unaudited) for the nine months ended
                March 31, 2005.......................................          5

             Consolidated Statements of Cash Flows (unaudited) for
                the nine months ended March 31, 2005 and 2004........          6

             Notes to Consolidated Financial Statements..............     7 - 21

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..................    22 - 34

   ITEM 4.   CONTROLS AND PROCEDURES.................................         35

PART II. OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS.......................................         36

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................         37

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                          3/31/05        6/30/04
                                                                       ------------   ------------
ASSETS

CURRENT ASSETS:
   Cash                                                                $ 10,786,863   $  8,966,954
   Trade accounts receivable (net of allowance for doubtful
      accounts of $388,000 and $260,000, respectively)                    8,663,377     24,240,887
   Inventories                                                           17,923,955     12,813,250
   Prepaid taxes                                                          2,181,155        882,613
   Other current assets                                                   1,172,315      1,016,050
   Deferred tax asset                                                       941,069        942,689
                                                                       ------------   ------------
      Total current assets                                               41,668,734     48,862,443
                                                                       ------------   ------------
PROPERTY, PLANT AND EQUIPMENT                                            23,571,497     15,259,693
Less accumulated depreciation                                            (6,974,367)    (5,666,798)
                                                                       ------------   ------------
                                                                         16,597,130      9,592,895
INVESTMENT SECURITIES - Available-for-sale                                5,944,077             --
DEFERRED TAX ASSET                                                       18,634,013        166,332
INTANGIBLE ASSET, net of accumulated amortization                        16,062,002     65,725,490
CONSTRUCTION IN PROGRESS                                                  1,919,674      7,352,821
OTHER ASSETS                                                                187,710        204,103
                                                                       ------------   ------------
      TOTAL ASSETS                                                     $101,013,340   $131,904,084
                                                                       ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                   $  2,352,259   $  1,988,716
   Accounts payable                                                         701,675      5,640,054
   Rebates and chargebacks payable                                       10,075,000      8,885,000
   Accrued expenses                                                       3,100,430      3,424,859
                                                                       ------------   ------------
   Total current liabilities                                             16,229,364     19,938,629
                                                                       ------------   ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                      7,744,206      8,104,141
UNEARNED GRANT FUNDS                                                        500,000             --
DEFERRED TAX LIABILITY                                                    1,614,323      1,614,323

SHAREHOLDERS' EQUITY:
   Common stock - authorized 50,000,000 shares, par value $.001;
      issued 24,104,256 shares and 24,074,710 shares, respectively           24,104         24,075
   Additional paid-in capital                                            70,125,755     69,955,855
   Retained earnings                                                      5,213,309     32,267,061
   Accumulated other comprehensive loss                                     (43,151)            --
                                                                       ------------   ------------
                                                                         75,320,017    102,246,991
   Treasury stock at cost - 50,900 shares and 0 shares, respectively       (394,570)            --
                                                                       ------------   ------------

      Total shareholders' equity                                         74,925,447    102,246,991
                                                                       ------------   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $101,013,340   $131,904,084
                                                                       ============   ============

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                 --------------------------   --------------------------
                                                    3/31/05       3/31/04        3/31/05       3/31/04
                                                 ------------   -----------   ------------   -----------
NET SALES                                        $  7,603,189   $16,000,251   $ 35,533,206   $45,795,638
COST OF SALES                                       4,266,839     6,947,195     18,973,152    18,405,293
                                                 ------------   -----------   ------------   -----------
   Gross profit                                     3,336,350     9,053,056     16,560,054    27,390,345
RESEARCH AND DEVELOPMENT EXPENSES                   1,172,853     1,361,681      3,521,507     3,500,759
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                          2,930,801     2,276,780      6,817,487     6,179,980
AMORTIZATION EXPENSE                                1,690,083            --      5,070,251            --
IMPAIRMENT LOSS ON INTANGIBLE ASSET                46,093,236            --     46,093,236            --
                                                 ------------   -----------   ------------   -----------
   Operating (loss) income                        (48,550,623)    5,414,595    (44,942,427)   17,709,606
                                                 ------------   -----------   ------------   -----------
OTHER INCOME (EXPENSE):
Realized loss on sale of investment securities           (871)           --         (1,466)           --
Interest expense                                      (96,373)       (5,320)      (245,056)      (19,830)
Interest income                                        50,584         6,952         99,361        23,750
                                                 ------------   -----------   ------------   -----------
                                                      (46,660)        1,632       (147,161)        3,920
                                                 ------------   -----------   ------------   -----------
(LOSS) INCOME BEFORE TAXES                        (48,597,283)    5,416,227    (45,089,588)   17,713,526
INCOME TAX (BENEFIT) EXPENSE                      (19,438,913)    2,217,829    (18,035,836)    7,258,196
                                                 ------------   -----------   ------------   -----------
NET (LOSS) INCOME                                $(29,158,370)  $ 3,198,398   $(27,053,752)  $10,455,330
                                                 ============   ===========   ============   ===========
BASIC (LOSS) EARNINGS PER SHARE                  $      (1.21)  $      0.16   $      (1.12)  $      0.52
DILUTED (LOSS) EARNINGS PER SHARE                $      (1.21)  $      0.16   $      (1.12)  $      0.52
BASIC WEIGHTED AVERAGE
   NUMBER OF SHARES                                24,103,256    20,058,753     24,092,958    20,049,647
DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES                                   24,103,256    20,265,833     24,092,958    20,263,146

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                          COMMON STOCK      ADDITIONAL                                                   TOTAL
                                      -------------------    PAID-IN      RETAINED    TREASURY    ACCUMULATED OTHER  SHAREHOLDERS'
                                        SHARES     AMOUNT    CAPITAL      EARNINGS      STOCK    COMPREHENSIVE LOSS      EQUITY
                                      ----------  -------  -----------  ------------  ---------  ------------------  -------------
BALANCE AT JUNE 30, 2004              24,074,710  $24,075  $69,955,855  $ 32,267,061  $      --       $     --        $102,246,991
Exercise of stock options                 18,001       18       60,050                                                      60,068
Shares issued in connection
   with employee stock purchase plan      11,545       11      109,850                                                     109,861
Purchase of treasury stock                                                             (394,570)                          (394,570)
Unrealized net losses on investment
   securities, net of tax                                                                              (43,151)            (43,151)
Net Loss                                                                 (27,053,752)                                  (27,053,752)
                                      ----------  -------  -----------  ------------  ---------       --------        ------------
BALANCE AT MARCH 31, 2005             24,104,256  $24,104  $70,125,755  $  5,213,309  $(394,570)      $(43,151)       $ 74,925,447
                                      ==========  =======  ===========  ============  =========       ========        ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                     --------------------------
                                                                                        3/31/05       3/31/04
                                                                                     ------------   -----------
OPERATING ACTIVITIES:
   Net (loss) income                                                                 $(27,053,752)  $10,455,330
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation                                                                      1,307,569       815,067
      Amortization                                                                      5,070,251            --
      Impairment loss on intangible asset                                              46,093,236            --
   Decrease and (increase) in trade accounts receivable                                15,577,510    (4,856,022)
   Increase in inventories                                                             (5,110,706)   (2,136,559)
   Increase in prepaid taxes                                                           (1,298,542)           --
   Increase in other current assets                                                      (139,871)      (90,909)
   Increase in deferred tax assets                                                    (18,466,061)
   Decrease in accounts payable                                                        (4,938,378)     (769,403)
   Increase in rebates and chargebacks payable                                          1,190,000     1,028,313
   (Decrease) and increase in accrued expenses                                         (1,824,429)    1,281,052
   Increase in income taxes payable                                                            --       590,498
                                                                                     ------------   -----------
         Net cash provided by operating activities                                     10,406,827     6,317,367
                                                                                     ------------   -----------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment (including construction in progress)     (2,878,657)   (6,624,489)
   Deposits paid on machinery or building additions not placed in service                      --      (341,400)
   Purchase of investment securities - available-for-sale                              (5,987,228)           --
                                                                                     ------------   -----------
         Net cash used in investing activities                                         (8,865,885)   (6,965,889)
                                                                                     ------------   -----------
FINANCING ACTIVITIES:
   Proceeds from debt financing                                                         1,602,608     5,355,574
   Proceeds from grant funding                                                            500,000            --
   Repayments of debt                                                                  (1,599,000)     (674,589)
   Proceeds from issuance of stock                                                        169,929       358,216
   Purchase of treasury stock                                                            (394,570)           --
                                                                                     ------------   -----------
         Net cash provided by financing activities                                        278,967     5,039,201
                                                                                     ------------   -----------
NET INCREASE IN CASH                                                                    1,819,909     4,390,679
CASH, BEGINNING OF YEAR                                                                 8,966,954     3,528,511
                                                                                     ------------   -----------
CASH, END OF PERIOD                                                                  $ 10,786,863   $ 7,919,190
                                                                                     ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid during period                                                       $    245,055   $    28,999
   Income taxes paid during period                                                   $  1,700,000   $ 6,667,698

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

RECLASSIFICATIONS - Certain reclassifications have been made to the prior year's financial information to conform to the March 31, 2005 presentation.

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.

CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.

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

RETURNS - Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.

OTHER ADJUSTMENTS - Other adjustments consist primarily of price adjustments, also known as "shelf stock adjustments," which are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2005 and 2004:

FOR THE NINE MONTHS ENDED
MARCH 31, 2005

Reserve Category                      Chargebacks     Rebates      Returns      Other         Total
----------------                      -----------   -----------   ---------   ---------   ------------
Reserve Balance as of
   June 30, 2004                      $ 6,484,500   $ 1,864,200   $ 448,000   $  88,300   $  8,885,000
Actual Credits Issued-Related
   To Sales Recorded in Fiscal 2004    (4,966,500)   (1,936,500)   (408,400)    (87,000)    (7,398,400)
Actual Credits Issued-Related
   To Sales Recorded in Fiscal 2005    (8,494,900)   (4,455,300)   (736,500)   (425,800)   (14,112,500)
Additional Reserves Charged to
   Net Sales During Fiscal 2005        14,559,400     6,696,800     971,900     472,800     22,700,900
                                      -----------   -----------   ---------   ---------   ------------
Reserve Balance as of
   March 31, 2005                     $ 7,582,500   $ 2,169,200   $ 275,000   $  48,300   $ 10,075,000
                                      ===========   ===========   =========   =========   ============

FOR THE NINE MONTHS ENDED
MARCH 31, 2004

Reserve Category                       Chargebacks     Rebates      Returns      Other         Total
----------------                      ------------   -----------   ---------   ---------   ------------
Reserve Balance as of
   June 30, 2003                      $  1,638,000   $   889,900   $ 210,200   $  33,900   $  2,772,000
Actual Credits Issued-Related
   To Sales Recorded in Fiscal 2003     (1,604,000)   (1,166,400)   (182,700)         --     (2,953,100)
Actual Credits Issued-Related
   To Sales Recorded in Fiscal 2004     (9,516,200)   (1,749,800)         --    (410,000)   (11,676,000)
Additional Reserves Charged to
   Net Sales During Fiscal 2004         11,663,300     3,309,400     258,200     426,200     15,657,100
                                      ------------   -----------   ---------   ---------   ------------
Reserve Balance as of
   March 31, 2004                     $  2,181,100   $ 1,283,100   $ 285,700   $  50,100   $  3,800,000
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

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2005 and 2004 was approximately $473,000 and $278,000, respectively.

Depreciation expense for the nine months ended March 31, 2005 and 2004 was approximately $1,308,000 and $815,000, respectively. Construction in-progress has been capitalized and depreciation has commenced as a result of the start of operations at the 9001 Torresdale Avenue facility.

INVESTMENT SECURITIES - The Company's investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations. All of the Company's marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the nine month period ended March 31, 2005.

DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for debt acquisition costs for the three months ended March 31, 2005 and 2004 was approximately $5,500 and $2,800, respectively. Amortization expense for debt acquisition costs for the nine months ended March 31, 2005 and 2004 was approximately $16,000 and $8,000, respectively.

SHIPPING AND HANDLING COSTS - The cost of shipping products to customers is recognized at the time the products are shipped, and is included in COST OF SALES.

RESEARCH AND DEVELOPMENT - Research and development expenses are charged to operations as incurred.

INTANGIBLE ASSETS - On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

In June 2004, JSP's Levothyroxine Sodium tablet product received from the FDA an AB rating to the brand drug Levoxyl(R). In December 2004, the product received from the FDA a second AB rating to the brand drug Synthroid(R). As a result of the dual AB ratings, the Company is required to pay JSP an additional $1.5 million in cash to reimburse JSP for expenses related to obtaining the AB ratings. As of March 31, 2005, the Company has recorded an addition to the intangible asset of $1.5 million. Since payment has not yet been made to JSP, the amount due is shown as an accrued expense on the balance sheet.

Management believed that events (as described below) occurred which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating). As a result of the testing, the Company has determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of March 31, 2005. This impairment loss is shown on the statement of operations as a component of operating loss.

Management believes that several factors contributed to the impairment of this asset. In December 2004, the Levothyroxine Sodium tablet product received the AB rating to Synthroid(R). The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid(R), caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors has resulted in diminished forecasted future net cash flows which, when discounted, yield a lower present value than the carrying value of the asset before impairment.

For the remaining nine years of the contract, the Company will incur annual amortization expense of approximately $1,785,000. Amortization expense for the three months ended March 31, 2005 and 2004 was approximately $1,690,000 and $0, respectively. Amortization expense for the nine months ended March 31, 2005 and 2004 was approximately $5,070,000 and $0, respectively.

ADVERTISING COSTS - The Company charges advertising costs to operations as incurred. Advertising expense for the three months ended March 31, 2005 and 2004 was approximately $16,000 and $68,000, respectively. Advertising expense for the nine months ended March 31, 2005 and 2004 was approximately $123,000 and $204,000, respectively.

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

SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment - generic pharmaceuticals. In accordance with SFAS No. 131, the Company aggregates its financial information for all products, and reports on one operating segment. The Company's products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company's approximate net product sales by medical indication for the three and nine months ended March 31, 2005 and 2004:

                     FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                     --------------------------   -------------------------
MEDICAL INDICATION      3/31/05      3/31/04        3/31/05       3/31/04
------------------    ----------   -----------    -----------   -----------
Migraine Headache     $2,721,000   $ 4,909,000    $ 9,191,000   $12,808,000
Epilepsy               2,026,000     5,083,000     10,900,000    13,832,000
Heart Failure            702,000     2,176,000      3,910,000     6,353,000
Thyroid Deficiency     1,607,000     3,323,000      9,708,000    11,260,000
Other                    547,000       509,000      1,824,000     1,543,000
                      ----------   -----------    -----------   -----------
Total                 $7,603,000   $16,000,000    $35,533,000   $45,796,000
                      ==========   ===========    ===========   ===========

CONCENTRATION OF MARKET AND CREDIT RISK - Five of the Company's products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 30%, 37%, 9%, 16%, and 5%, respectively, of net sales for the three months ended March 31, 2005. The same five products accounted for 32%, 31%, 14%, 13%, and 8%, respectively, of net sales for the three months ended March 31, 2004; 33%, 27%, 12%, 24% and 5%, respectively, of net sales for the nine months ended March 31, 2005; and 31%, 29%, 14%, 18%, and 7%, respectively, of net sales for the nine months ended March 31, 2004.

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

STOCK OPTIONS - At March 31, 2005, the Company had two stock-based employee compensation plans. The Company accounts for stock options under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, FAS 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in FAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                       --------------------------   ---------------------------
                                          3/31/05        3/31/04       3/31/05        3/31/04
                                       -------------   ----------   -------------   -----------
Net (loss) income, as reported          ($29,158,370)  $3,198,398    ($27,053,752)  $10,455,330
Deduct: Total compensation expense
   determined under fair value based
   method for all stock awards              (584,146)    (307,847)     (2,407,795)*    (842,186)
Add: Tax savings at effective rate           233,658      126,091         963,118       345,120
                                       -------------   ----------   -------------   -----------
Pro forma net (loss) income             ($29,508,858)  $3,016,642    ($28,498,429)  $ 9,958,264
                                       =============   ==========   =============   ===========
(Loss) Earnings per share:
Basic, as reported                     $       (1.21)  $      .16   $       (1.12)  $       .52
Basic, pro forma                       $       (1.22)  $      .15   $       (1.18)  $       .50
Diluted, as reported                   $       (1.21)  $      .16   $       (1.12)  $       .52
Diluted, pro forma                     $       (1.22)  $      .15   $       (1.18)  $       .49

* Options compensation expense increased by $996,862 in the three months ended December 31, 2004 due to the accelerated vesting of options resulting from the separation agreement of Larry Dalesandro, the former Chief Financial Officer.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in Fiscal 2005 and 2004: expected volatility of 37.5% and 41.8% for 2005 and 53.1% for 2004; risk-free interest rate ranging between 4.19% and 4.52% for 2005 and ranging between 4.47% and 4.52% for 2004; and expected lives of 10 years.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows. The results of operations for the three and nine month periods ended March 31, 2005 and 2004 are not necessarily indicative of results for the full year. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

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

NOTE 3. INVENTORIES

Inventories consist of the following:

                      March 31,      June 30,
                         2005          2004
                     -----------   -----------
                     (unaudited)
Raw materials        $ 5,905,749   $ 4,195,255
Work-in-process        1,909,189       626,647
Finished goods         9,902,682     7,854,975
Packaging supplies       206,335       136,373
                     -----------   -----------
                     $17,923,955   $12,813,250
                     ===========   ===========

The preceding amounts are net of inventory reserves of $1,200,000 and $515,000 at March 31, 2005 and June 30, 2004, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                        March 31,      June 30,
                                        Useful Lives      2005           2004
                                       -------------   -----------   -----------
Land                                         --        $   233,414   $    33,414
Building and improvements              10 - 39 years     9,631,070     3,526,003
Machinery and equipment                 5 - 10 years    12,879,785    11,504,877
Furniture and fixtures                  5 - 7 years        827,228       195,399
                                                       -----------   -----------
                                                       $23,571,497   $15,259,693
                                                       ===========   ===========

NOTE 5. INVESTMENT SECURITIES - AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses, and fair value of the Company's available-for-sale securities as of March 31, 2005 are summarized as follows (there were no investment securities as of March 31, 2004):

                                        March 31, 2005
                                      Available-for-Sale
                             ------------------------------------
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized      Fair
                                Cost        Gains        Losses       Value
                             ----------   ----------   ----------   ----------
U.S. Government Agency       $4,622,268      $ 33       $(56,726)   $4,565,575
Mortgage-Backed Securities      384,659        --         (7,870)      376,789
Asset-Backed Securities       1,009,068       665         (8,020)    1,001,713
                             ----------      ----       --------    ----------
                             $6,015,995      $698       $(72,616)   $5,944,077
                             ==========      ====       ========    ==========

The amortized cost and fair value of the Company's current available-for-sale securities by contractual maturity at March 31, 2005 are summarized as follows:

                                                             March 31, 2005
                                                           Available for Sale
                                                         -----------------------
                                                          Amortized      Fair
                                                             Cost       Value
                                                         ----------   ----------
Due in one year or less                                  $       --   $       --
Due after one year through five years                     2,955,161    2,922,784
Due after five years through ten years                      837,668      830,033
Due after ten years                                       2,223,166    2,191,260
                                                         ----------   ----------
                                                         $6,015,995   $5,944,077
                                                         ==========   ==========

The Company uses the specific identification method to determine the cost of securities sold. For the three months ended March 31, 2005, the Company had realized losses of $871. For the nine months ended March 31, 2005, the Company had realized losses of $1,467. There were no realized losses for the three or nine months ended March 31, 2004.

There were no securities held from a single issuer that represented more than 10% of shareholders' equity.

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

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of March 31, 2005:

                                            Less than 12 months     12 months or longer            Total
                                          -----------------------   -------------------   -----------------------
      Description of          Number of      Fair      Unrealized     Fair   Unrealized      Fair      Unrealized
        Securities           Securities      Value        Loss       Value      Loss         Value        Loss
--------------------------   ----------   ----------   ----------    -----   ----------   ----------   ----------
U.S. Government Agency           26       $4,483,780    $(56,726)     $--        $--      $4,483,780    $(56,726)
Mortgage-Backed Securities        3          376,789      (7,870)      --         --         376,789      (7,870)
Asset-Backed Securities           7          486,080      (8,020)      --         --         486,080      (8,020)
                                ---       ----------    --------      ---        ---      ----------    --------
   Total temporarily
      impaired investment
      securities                 36       $5,346,649    $(72,616)     $--        $--      $5,346,649    $(72,616)
                                ===       ==========    ========      ===        ===      ==========    ========

There were no securities determined by management to be other-than-temporarily impaired for the nine month period ended March 31, 2005.

NOTE 6. BANK LINE OF CREDIT

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (5.50% at March 31, 2005). The line of credit was renewed and extended to October 30, 2005. At March 31, 2005 and 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company's assets. The Company currently has no plans to borrow under this line of credit

NOTE 7. UNEARNED GRANT FUNDS

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of March 31, 2005, the Company has recognized the grant funding as a long term liability under the caption of Unearned Grant Funds.

NOTE 8. LONG-TERM DEBT

Long-term debt consists of the following:

                        March 31,      June 30,
                           2005          2004
                       -----------   -----------
                       (unaudited)
Tax-exempt Bond Loan   $ 1,809,470   $ 2,287,802
Mortgage Loan            2,700,000     2,700,000
Equipment Loan           4,837,000     4,205,055
Construction Loan          749,995       900,000
                       -----------   -----------
                       $10,096,465   $10,092,857
Less current portion     2,352,259     1,988,716
                       -----------   -----------
                       $ 7,744,206   $ 8,104,141
                       ===========   ===========

In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority"), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at March 31, 2005 was 2.44%. At March 31, 2005, the Company has $1,809,470 outstanding on the Authority loan, of which $655,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2005, no portion of the letter of credit has been utilized.

As part of the 2003 Loan Financing Agreement, the Philadelphia Industrial Development Corporation will lend the Company up to $1,250,000 as reimbursement for a portion of the Mortgage Loan from Wachovia. Until that Conversion Date occurs, the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the loan Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this Mortgage Loan, along with any accrued interest, shall be due no later than 15 years from the Conversion Date. As of March 31, 2005, the Conversion date has not taken place and the Company continues to make interest only payments. As of March 31, 2005, the Company has outstanding $2.7 million under the Mortgage Loan, of which $96,203 is classified as currently due.

The Equipment Loan consists of various term loans with maturity dates ranging from three to five years. The Company as part of the 2003 Loan Financing agreement is required to make equal payments of principal and interest. As of March 31, 2005, the Company has outstanding $4,837,000 under the Equipment Loan, of which $1,401,056 is classified as currently due.

Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of March 31, 2005, the Company has outstanding $749,995 under the Construction Loan, of which $200,000 is classified as currently due.

The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of March 31, 2005, the interest rate for the 2003 Loan Financing was 4.35%.

The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of March 31, 2005, the Company has complied with such terms, and successfully met its financial covenants.

NOTE 9. INCOME TAXES

The (benefit from) provision for federal, state and local income taxes for the three month period ended March 31, 2005 and 2004 was ($19,438,913) and $2,217,829, respectively, with effective tax rates of 40.0% and 40.9%, respectively. The (benefit from) provision for federal, state and local income taxes for the nine month period ended March 31, 2005 and 2004 was ($18,035,836) and $7,258,196, respectively, with effective tax rates of 40.0% and 41.0%, respectively.

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

                                                              THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------------------------------
                                                         2005                          2004
                                            -----------------------------   ---------------------------
                                               NET LOSS         SHARES      NET INCOME        SHARES
                                             (NUMERATOR)    (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
                                            -------------   -------------   -----------   -------------
Basic (loss) earnings per share factors     $(29,158,370)     24,103,256     $3,198,398     20,058,753
Effect of dilutive stock options                                      --                       207,080
                                            ------------      ----------     ----------     ----------
Diluted (loss) earnings per share factors   $(29,158,370)     24,103,256     $3,198,398     20,265,833
                                            ============      ==========     ==========     ==========
Basic (loss) earnings per share             $      (1.21)                    $     0.16
Diluted (loss) earnings per share           $      (1.21)                    $     0.16

                                                            NINE MONTHS ENDED MARCH 31,
                                            -----------------------------------------------------------
                                                         2005                          2004
                                            -----------------------------   ---------------------------
                                               NET LOSS         SHARES      NET INCOME        SHARES
                                             (NUMERATOR)    (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)
                                            -------------   -------------   -----------   -------------
Basic (loss) earnings per share factors     $(27,053,752)     24,092,958    $10,455,330     20,049,647
Effect of dilutive stock options                                      --                       213,499
                                            ------------      ----------    -----------     ----------
Diluted (loss) earnings per share factors   $(27,053,752)     24,092,958    $10,455,330     20,263,146
                                            ============      ==========    ===========     ==========
Basic (loss) earnings per share             $      (1.12)                   $      0.52
Diluted (loss) earnings per share           $      (1.12)                   $      0.52

Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004 were 0 and 178,500, respectively. The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2005 and 2004 were 0 and 7,500, respectively. These shares have been excluded because the options' exercise price was greater than the average market price of the common stock.

NOTE 11. COMPREHENSIVE INCOME

The Company's other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of March 31, 2005 and 2004:

COMPREHENSIVE (LOSS) INCOME

                                           FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                           --------------------------   -------------------------
                                             3/31/2005     3/31/2004     3/31/2005     3/31/2004
                                           ------------   -----------   -----------   -----------
Other Comprehensive Loss:
Unrealized Holding Loss on Securities           (66,421)          --        (71,918)          --
Add: Tax savings at effective rate               26,568           --         28,767           --
                                            -----------    ---------    -----------   ----------
Total Unrealized Loss on Securities, Net        (39,853)          --        (43,151)          --
                                            -----------    ---------    -----------   ----------
Total Other Comprehensive Loss                  (39,853)          --        (43,151)          --
Net (Loss) Income                           (29,158,370)   3,198,398    (27,053,752)  10,455,330
                                            -----------    ---------    -----------   ----------
Total Comprehensive (Loss) Income           (29,198,223)   3,198,398    (27,096,903)  10,455,330
                                            ===========    =========    ===========   ==========

NOTE 12. RELATED PARTY TRANSACTIONS

The Company had sales of approximately $394,052 and $455,617 during the nine months ended March 31, 2005 and 2004, respectively, to a distributor (the "related party") owned by Jeffrey Farber, the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. Accounts receivable includes amounts due from the related party of approximately $108,684 (currently due) and $117,000 at March 31, 2005 and June 30, 2004, respectively. In management's opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors through January 13, 2005, was employed by two insurance brokerage companies (the "Insurance Brokers") that provide insurance agency services to the Company. The Company paid approximately $494,752 and $344,000 during the nine months ended March 31, 2005 and 2004 to the Insurance Brokers for various insurance policies. There was $0 and $9,400 due to the Insurance Brokers as of March 31, 2005 and June 30, 2004. In management's opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owns the ANDA. This agreement is subject to the Company's ability to obtain FDA approval to use the proprietary rights. In the event that an approval can not be obtained, Pharmeral, Inc. must repay the $100,000 to the Company. Accordingly, the Company has treated this payment as a prepaid asset. Arthur Bedrosian, President of Lannett Company, Inc. was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc. This transaction was approved by the Board of Directors of the Lannett Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.

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

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The minimum quantity to be purchased in the first year of the agreement is $15 million. Thereafter, the minimum quantity to be purchased increases by $1 million per year up to $24 million for the last year of the ten-year contract. The Company has met the minimum purchase requirement for the first year of the contract, but there is no guarantee that the Company will be able to continue to do so in the future. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement.

Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board") provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of March 31, 2005, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Note 1 above for additional disclosure and discussion of this impairment.

The Company has also contracted with Spectrum Pharmaceuticals, based in California, to purchase and distribute ciprofloxacin tablets which are manufactured by Spectrum and/or its partners. Ciprofloxacin tablets are the generic version of the brand Cipro(R), an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. The Company began selling ciprofloxacin tablets in February 2005.

In October 2004, the Company signed an agreement with Orion Pharma "Orion", based in Finland to purchase and distribute three drug products. Under the terms of the agreement, Orion will supply Lannett with the finished products and all laboratory documentation and Lannett will coordinate the completion of the clinical biostudies necessary to submit Abbreviated New Drug Applications "ANDAs" to the Food and Drug Administration.

NOTE 14. CONTINGENCIES

The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three months and nine months ended March 31, 2005 and 2004.

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

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.

CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.

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

RETURNS - Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.

OTHER ADJUSTMENTS - Other adjustments consist primarily of price adjustments, also known as "shelf stock adjustments," which are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2005 and 2004:

FOR THE NINE MONTHS ENDED
MARCH 31, 2005

Reserve Category                      Chargebacks     Rebates      Returns      Other         Total
----------------                      -----------   -----------   ---------   ---------   ------------
Reserve Balance as of
   June 30, 2004                      $ 6,484,500   $ 1,864,200   $ 448,000   $  88,300   $  8,885,000
Actual Credits Issued-Related
   To Sales Recorded in Fiscal 2004    (4,966,500)   (1,936,500)   (408,400)    (87,000)    (7,398,400)
Actual Credits Issued-Related
   To Sales Recorded in Fiscal 2005    (8,494,900)   (4,455,300)   (736,500)   (425,800)   (14,112,500)
Additional Reserves Charged to
   Net Sales During Fiscal 2005        14,559,400     6,696,800     971,900     472,800     22,700,900
                                      -----------   -----------   ---------   ---------   ------------
Reserve Balance as of
   March 31, 2005                     $ 7,582,500   $ 2,169,200   $ 275,000   $  48,300   $ 10,075,000
                                      ===========   ===========   =========   =========   ============

FOR THE NINE MONTHS ENDED
MARCH 31, 2004

Reserve Category                       Chargebacks     Rebates      Returns      Other         Total
----------------                      ------------   -----------   ---------   ---------   ------------
Reserve Balance as of
   June 30, 2003                      $  1,638,000   $   889,900   $ 210,200   $  33,900   $  2,772,000
Actual Credits Issued-Related
   To Sales Recorded in Fiscal 2003     (1,604,000)   (1,166,400)   (182,700)         --     (2,953,100)
Actual Credits Issued-Related
   To Sales Recorded in Fiscal 2004     (9,516,200)   (1,749,800)         --    (410,000)   (11,676,000)
Additional Reserves Charged to
   Net Sales During Fiscal 2004         11,663,300     3,309,400     258,200     426,200     15,657,100
                                      ------------   -----------   ---------   ---------   ------------
Reserve Balance as of
   March 31, 2004                     $  2,181,100   $ 1,283,100   $ 285,700   $  50,100   $  3,800,000
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

INTANGIBLE ASSETS - On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

In June 2004, JSP's Levothyroxine Sodium tablet product received from the FDA an AB rating to the brand drug Levoxyl(R). In December 2004, the product received from the FDA a second AB rating to the brand drug Synthroid(R). As a result of the dual AB ratings, the Company is required to pay JSP an additional $1.5 million in cash to reimburse JSP for expenses related to obtaining the AB ratings. As of March 31, 2005, the Company has recorded an addition to the intangible asset of $1.5 million. Since payment has not yet been made to JSP, the amount due is shown as an accrued expense on the balance sheet.

Management believed that events (as described below) occurred which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating). As a result of the testing, the Company has determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of March 31, 2005. This impairment loss is shown on the statement of operations as a component of operating loss.

Management believes that several factors contributed to the impairment of this asset. In December 2004, the Levothyroxine Sodium tablet product received the AB rating to Synthroid(R). The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid(R), caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors has resulted in diminished forecasted future net cash flows which, when discounted, yield a lower present value than the carrying value of the asset before impairment.

For the remaining nine years of the contract, the Company will incur annual amortization expense of approximately $1,785,000. Amortization expense for the three months ended March 31, 2005 and 2004 was approximately $1,690,000 and $0, respectively. Amortization expense for the nine months ended March 31, 2005 and 2004 was approximately $5,070,000 and $0, respectively.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

     Net sales decreased by 52% from $16,000,251 for the three months ended March 31, 2004 ("Third Quarter Fiscal 2004") to $7,603,189 for the three months ended March 31, 2005 ("Third Quarter Fiscal 2005"). The decrease was generally due to increased competition in the generic drug market that affected most of the Company's products. Sales in the third quarter fiscal 2005 as compared to the third quarter fiscal 2004 also declined due to slow moving inventory in the distribution channels as well as lower than anticipated substitution rates in the generic market for thyroid medication. Sales of Primidone tablets decreased by approximately $3.1 million. Sales of Butalbital with Aspirin and Caffeine capsules declined by approximately $2.2 million. Digoxin tablet sales decreased by approximately $1.5 million. Sales of the Company's Levothyroxine Sodium tablets decreased by approximately $800,000. The remaining decline in sales were spread over the Company's other products.

     The Company sells its products to customers in various categories. The table below identifies the Company's approximate net sales to each category for the three months ended March 31, 2005 and 2004:

                         FOR THE THREE MONTHS ENDED
                         --------------------------
  CUSTOMER CATEGORY        3/31/2005    3/31/2004
----------------------    ----------   -----------
Wholesaler/Distributor    $4,141,000   $11,776,000
   Retail Chain            1,712,000     2,724,000
Mail-Order Pharmacy        1,000,000       800,000
   Private Label             750,000       700,000
                          ----------   -----------
      Total               $7,603,000   $16,000,000
                          ==========   ===========

     Cost of sales decreased by 39% from $6,947,195 for the Third Quarter Fiscal 2004 to $4,266,839 for the Third Quarter Fiscal 2005. The decline in cost of sales is due to a decrease in direct variable costs such as raw materials and costs of finished goods as a result of lower sales levels. Gross profit margins for the Third Quarter Fiscal 2005 and the Third Quarter Fiscal 2004 were 44% and 57%, respectively. The decrease in the gross profit percentage is due to increased competition, lower sales prices, and product sales mix. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

     Research and development ("R&D") expenses decreased by 14% from $1,361,681 for the Third Quarter Fiscal 2004 to $1,172,853 for the Third Quarter Fiscal 2005. The decrease is primarily due to a decrease of approximately $187,000 in the costs of generic bioequivalence tests which are commonly required for ANDA submissions.

     Selling, general and administrative expenses increased by 29% from $2,276,780 for the Third Quarter Fiscal 2004 to $2,930,801 for the Third Quarter Fiscal 2005. The increase is primarily due to: Sarbanes-Oxley- related accounting and consulting costs of approximately $288,000; depreciation expense of computer and office equipment of $110,000; insurance expense of approximately $105,000; charitable contributions of $95,000; various other expenses netting to approximately $56,000.

     Amortization expense for the intangible asset for the three months ended March 31, 2005 and 2004 was approximately $1,690,083 and $0, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.

     Management believed that events (as described below) occurred which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS
144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating). As a result of the testing, the Company has determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of March 31, 2005. This impairment loss is shown on the statement of operations as a component of operating loss.

     Management believes that several factors contributed to the impairment of this asset. In December 2004, the Levothyroxine Sodium tablet product received the AB rating to Synthroid(R). The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid(R), caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors has resulted in diminished forecasted future net cash flows which, when discounted, yield a lower present value than the carrying value of the asset before impairment.

     For the remaining nine years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

     As a result of the items discussed above, the Company's financial results changed from operating income of $5,414,595 in the Third Quarter Fiscal 2004 to an operating loss of ($48,550,623) in the Third Quarter of Fiscal 2005.

     The Company's interest expense increased from approximately $5,320 in the Third Quarter Fiscal 2004 to approximately $96,373 in the Third Quarter Fiscal 2005 as a result of the borrowing under the "2003 Loan Financing" which included a mortgage loan, equipment loan and construction loan. Interest income increased from approximately $6,952 in the Third Quarter Fiscal 2004 to approximately $50,584 in the Third Quarter Fiscal 2005, as a result of investment of excess cash in marketable securities and a higher cash balance.

     The Company's income tax classification changed from an income tax expense of $2,217,829 in the Third Quarter Fiscal 2004 to an income tax benefit of ($19,438,913) in the Third Quarter Fiscal 2005 as a result of the Company's pre-tax loss. The effective tax rate decreased slightly from 40.9% in the Third Quarter Fiscal 2004 to 40.0% in the Third Quarter of 2005.

     The Company reported net loss of ($29,158,370) in the Third Quarter Fiscal 2005, or ($1.21) basic and diluted loss per share, compared to net income of $3,198,398 in the Third Quarter Fiscal 2004, or $0.16 basic and diluted income per share.

     RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2005 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2004

     Net sales decreased by 22% from $45,795,638 for the nine months ended March 31, 2004 to $35,533,206 for the nine months ended March 31, 2005. The decrease was generally due to increased competition in the generic drug market that affected most of the Company's products. The increased competition, both from existing competitors and new entrants, has resulted in significant pricing pressures. Sales of Butalbital with Aspirin and Caffeine capsules declined by approximately $3.6 million. Sales of Primidone tablets decreased by approximately $2.9 million. Digoxin tablet sales decreased by approximately $2.4 million. Finally, sales of the Company's thyroid deficiency products declined by approximately $1.5 million. These declines were partially offset by slight increases the Company's other products.

The Company sells its products to customers in various categories. The table below identifies the Company's approximate net sales to each category for the nine months ended March 31, 2005 and 2004:

                         FOR THE NINE MONTHS ENDED
                         -------------------------
  CUSTOMER CATEGORY        3/31/2005    3/31/2004
----------------------   -----------   -----------
Wholesaler/Distributor   $22,880,000   $30,309,000
   Retail Chain            6,993,000     8,385,000
Mail-Order Pharmacy        3,511,000     3,452,000
   Private Label           2,149,000     3,650,000
                         -----------   -----------
      Total              $35,533,000   $45,796,000
                         ===========   ===========

     Cost of sales increased by 3% from $18,405,293 for the nine months ended March 31, 2004 to $18,973,152 for the nine months ended March 31, 2005. Gross profit margins for the nine months ended March 31, 2005 and 2004 were 47% and 60%, respectively. The decrease in the gross profit percentage is due to increased competition resulting in lower sales prices, and changing product sales mix. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

     Research and development ("R&D") expenses increased less than 1% from $3,500,759 for the nine months ended March 31, 2004 to $3,521,507 for the nine months ended March 31, 2005.

     Selling, general and administrative expenses increased by 10% from $6,179,980 for the Third Quarter Fiscal 2004 to $6,817,487 for the Third Quarter Fiscal 2005. The increase is primarily due to: Sarbanes-Oxley- related accounting and consulting costs of approximately $300,000; depreciation expense of computer and office equipment of $270,000; insurance expense of approximately $160,000. These increases were partially offset by modest savings in various other expense items.

     Amortization expense for the intangible asset for the nine months ended March 31, 2005 and 2004 was approximately $5,070,251 and $0, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.

     Management believed that events (as described below) occurred which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS
144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating). As a result of the testing, the Company has determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of March 31, 2005. This impairment loss is shown on the statement of operations as a component of operating loss.

     Management believes that several factors contributed to the impairment of this asset. In December 2004, the Levothyroxine Sodium tablet product received the AB rating to Synthroid(R). The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid(R), caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors has resulted in diminished forecasted future net cash flows which, when discounted, yield a lower present value than the carrying value of the asset before impairment.

     For the remaining nine years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

     As a result of the items discussed above, the Company's financial results changed from operating income of $17,709,606 for the nine months ended March 31, 2004 to an operating loss of ($44,942,427) for the nine months ended March 31, 2005.

     The Company's interest expense increased from approximately $19,830 for the nine months ended March 31, 2004 to $245,056 for the nine months ended March 31, 2005 as a result of the borrowing under the "2003 Loan Financing" which included a mortgage loan, equipment loan and construction loan. Interest income increased from $23,750 for the nine months ended March 31, 2004 to $99,361 for the nine months ended March 31, 2005 as a result of investment of excess cash in marketable securities and a higher cash balance.

     The Company's income tax classification changed from an income tax expense of $7,258,196 for the nine months ended March 31, 2004 to an income tax benefit of ($18,035,836) for the nine months ended March 31, 2005. The effective tax rate decreased slightly from 40.9% for the nine months ended March 31, 2004 to 40.0% for the nine months ended March 31, 2005.

     The Company reported net loss of ($27,053,752) for the nine months ended March 31, 2005, or ($1.12) basic and diluted loss per share, compared to net income of $10,455,330 for the nine months ended March 31, 2004, or $0.52 basic and diluted income per share.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities of $10,406,827 for the nine months ended March 31, 2005 was attributable to net loss of ($27,053,752), as adjusted for the effects of non-cash items of $52,471,056 and net changes in operating assets and liabilities totaling ($15,010,477). Significant changes in operating assets and liabilities are comprised of:

     1. A decrease in trade accounts receivable of $15,577,510 due to cash payments received by the Company in the first quarter of Fiscal 2005, including the collection of receivables from customers who had extended payment terms in the fourth quarter of Fiscal 2004 offered by the Company as a result of compatibility issues related to the Company's exchange of Electronic Data Interchange (EDI) documents. The decrease in the trade accounts receivable was also due to a lower level of sales in the current fiscal year.

     2. An increase in inventories of $5,110,706 due to an increase in raw materials and finished goods inventory. Inventory levels were increased in anticipation of sales growth, particularly in the Levothyroxine Sodium tablets. However, as a result of a delayed AB rating to Synthroid(R) and a lower than expected generic substitution rate for thyroid medications, inventory continues to be at a higher level than expected

     3. An increase in prepaid taxes of $1,298,542 primarily attributable estimated tax payments made during Fiscal 2005.

     4. An increase in deferred tax assets of $18,466,061 primarily attributable to the impairment loss of approximately $46,093,000.

     5. A decrease in accounts payable of $4,938,378 due to payments for inventory the Company purchased in the Fourth Quarter Fiscal 2004.

     6. An increase in the rebates and chargebacks payable of $1,190,000 was attributable to an increase in rebate incentives as well as lower than expected inventory movement through the distribution channels.

     The net cash used in investing activities of $8,865,885 for the nine months ended March 31, 2005 was attributable to the Company's purchase of: $5,987,228 of investment securities, which consist primarily of U. S. government and agency marketable debt securities, and $2,878,657 of capital expenditures related to the Company's renovation of its new facility on Torresdale Avenue and the purchase and installation of new equipment.

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of March 31, 2005 for the subsequent twelve month periods:

                       Amounts Payable
Twelve Month Periods   to Institutions
--------------------   ---------------
2006                     $ 2,352,259
2007                       2,322,972
2008                       1,762,012
2009                       1,194,353
2010                         432,362
Thereafter                 2,032,507
                         -----------
                         $10,096,465
                         ===========

     The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (5.50% at March 31, 2005). The line of credit was renewed and extended to October 30, 2005. At March 31, 2005 and 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company's assets. The Company currently has no plans to borrow under this line of credit.

     The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of March 31, 2005, the Company has complied with such terms, and successfully met its financial covenants.

     In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of March 31, 2005, the Company has recognized the grant funding as a long term liability under the caption of Unearned Grant Funds.

     Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.

PROSPECTS FOR THE FUTURE

     The Company has several generic products under development. These products are all orally-administered, solid-dosage (i.e. tablet/capsule) products designed to be generic equivalents to brand named innovator drugs. The Company's developmental drug products are intended to treat a diverse range of indications. One of these developmental products, an orally-administered obesity product, represents a generic ANDA currently owned by the Company, but not currently manufactured and distributed for commercial consumption. As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market. These ANDAs are simply dormant on the Company's records. Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it. If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other features are feasible in the Company's current environment. Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, the raw material supplier or any other major feature of the previously-approved ANDA. The Company would then redevelop the product and submit it to the FDA for supplemental approval. The FDA's approval process for ANDA supplements is similar to that of a new ANDA.

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

     The remainder of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs). The products under development are at various stages in the development cycle--formulation, scale-up, and/or clinical testing. Depending on the complexity of the active ingredient's chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies. It can range from $100,000 to $1 million. Some of Lannett's developmental products will require bioequivalence studies while others will not, depending on the FDA's Orange Book classification. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

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

     The Company is also developing drug products that do not require FDA approval. The FDA allows generic manufacturers to manufacture and sell products which are equivalent to innovator drugs which are grand-fathered, under FDA rules, prior to the passage of the Hatch-Waxman Act of 1984. The FDA allows generic manufacturers to produce and sell generic versions of such grand-fathered products by simply performing and internally documenting the product's stability over a period of time. Under this scenario, a generic company can forego the time and costs related to a FDA-mandated ANDA approval process. The Company currently has two products under development in this category. One of the developmental drugs is an orally-administered, prescription solid dosage product. The other developmental drug is an oral liquid dosage that the Company, through an alliance with Cody laboratories is currently developing.

     The Company has also contracted with Spectrum Pharmaceuticals, Inc., based in California, to market generic products developed and manufactured by Spectrum and/or its partners. The first applicable product under this agreement is ciprofloxacin tablets, the generic version of Cipro(R), an anti-bacterial drug marketed by Bayer Corporation and prescribed to treat infections. The Company has also initiated discussions with other firms for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for such products and increase future revenues and income.

     In September 2004, the Company signed an agreement with Unichem Laboratories Ltd. of India for the exclusive supply of one or more generic drug products. Under the terms of the agreement, Unichem will develop its formulation for the finished dosage product using its internally-developed active pharmaceutical ingredient (API). Unichem and Lannett will share the cost of bioequivalence studies. Lannett will assist in preparing and submitting the ANDA to the FDA for approval. Once approved, the Company has the exclusive right to market and distribute the products in the United States, with the profits from sales to be shared.

     In October 2004, the Company signed an agreement with Orion Pharma (Orion), based in Finland, to purchase and distribute three drug products. Under the terms of the agreement, Orion will supply Lannett with the finished products and all laboratory documentation. Lannett will coordinate the completion of the clinical biostudies necessary to submit the ANDAs to the FDA.

     The majority of the Company's R&D projects are being developed in-house under Lannett's direct supervision and with Company personnel. Hence, management does not believe that these outside contracts for product development, including The PharmaNetwork LLC, or manufacturing supply, including Spectrum Pharmaceuticals, Inc. and Orion Pharma, are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

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

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the nine months ended March 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

     (b) On March 14, 2005, the Company filed a Form 8-K disclosing in Item 1.01, Item 5.02, and Item 9.01 thereof, and including as exhibits the employment agreement and press release, the appointment of Brian Kearns as Vice President of Finance, Treasurer and Chief Financial Officer of Lannett Company, Inc.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LANNETT COMPANY, INC.


Dated: May 9, 2005                  By: /s/ Brian Kearns
                                        ----------------------------------------
                                        Brian Kearns
                                        Vice President of Finance, Treasurer and
                                        Chief Financial Officer


                                    By: /s/ William Farber
                                        ----------------------------------------
                                        William Farber
                                        Chairman of the Board and
                                        Chief Executive Officer

                        EXHIBIT INDEX

31.1   Certification of Chief Executive    Filed Herewith
       Officer Pursuant to Section 302
       of the Sarbanes-Oxley Act of 2002

31.2   Certification of Chief Financial    Filed Herewith
       Officer Pursuant to Section 302
       of the Sarbanes-Oxley Act of 2002

 32    Certifications of Chief Executive   Filed Herewith
       Officer and Chief Financial
       Officer Pursuant to Section 906
       of the Sarbanes-Oxley Act of 2002
