Form 10-K
period 2005-06-30
LANNETT CO INC
filed 2005-09-13
CIK 57725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM             TO
                                        -----------    -----------

                           Commission File No. 0-9036

                              LANNETT COMPANY, INC.
             (Exact name of registrant as specified in its charter)


STATE OF DELAWARE                                                    23-0787-699
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
                               Yes         No   X
                                   -----      -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                               Yes   X     No
                                   -----      -----

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).
                               Yes      No      X
                                      -----      -----

         Aggregate market value of Common stock held by non-affiliates of the Registrant, as of December 31, 2004 was $99,942,641 based on the closing price of the stock on the American Stock Exchange.

         As of August 25, 2005, there were 24,118,674 shares of the issuer's common stock, $.001 par value, outstanding.

                                                             Page 1 of 100 pages
                                                    Exhibit Index on Pages 93-94

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

         Historically, the Company has competed for an increasing share of the generic market. Although net sales and operating income declined in fiscal 2005, the Company plans to improve future financial performance as a result of additions to the Company's line of generic products, additional sales to current customers, higher unit sales and a management focus on minimizing unnecessary overhead and administrative costs. Some of the new generic products sold by Lannett were developed and are manufactured by Lannett while others are manufactured by others. The products manufactured by Lannett and those manufactured by others are identified in the section entitled "PRODUCTS" in Item 1 of this Form 10-K.


         Over the past several years, Lannett has consistently devoted resources to research and development (R&D) projects, including new generic product offerings. The costs of these R&D efforts are expensed during the periods incurred. The Company believes that such investments may be paid back in future years as it submits applications to the Food and Drug Administration (FDA), and when it receives marketing approval from the FDA to distribute such products. In addition to using cash generated from its operations, the Company has entered into a number of financing agreements with third parties to provide for additional cash when it is needed. These financing agreements are more fully described in the section entitled "LIQUIDITY AND CAPITAL RESOURCES" in Item 7 of this Form 10-K. The Company has embarked on an industrious plan to grow in future years. In addition to organic growth to be achieved through its own R&D efforts, the Company has also initiated marketing projects with other companies in order to expand future revenue projections. The Company expects that its growing list of generic drugs under development will drive future growth. The Company also intends to use the infrastructure it has created, and to continually devote resources to additional R&D projects. The following strategies highlight Lannett's plan:


RESEARCH AND DEVELOPMENT

There are numerous stages in the generic drug development process:

   1.) Formulation and Analytical Method Development: Once a drug candidate is selected for future sales, product development scientists perform various experiments on the incorporation of active ingredients into a dosage form. These experiments include the creation of a number of product formulations to determine which formula will be most suitable for the Company's subsequent development process. Various formulations, are tested in the laboratory to measure results against the innovator drug. During this time, the Company may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients. During the formulation phase, the Company's research and development chemists begin to develop an analytical, laboratory testing method. The successful development of this test method will allow the Company to test developmental and commercial batches of the product in the future. All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the Chemical, Manufacturing and Controls section of the Abbreviated New Drug Application (ANDA) submitted to the FDA in the generic drug application
   2.) Scale-up: After the product development scientists and the R&D chemists agree on a final formulation to use in moving the drug candidate forward in the developmental process, the Company will attempt to increase the batch size of the product. The batch size represents the standard magnitude to be used in manufacturing a batch of the product. The determination of batch size will affect the amount of raw material that is input into the manufacturing process, and the number of expected tablets or capsules to be created during the production cycle. The Company attempts to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections. The scaled-up batch is then generally produced in the Company's commercial manufacturing facilities. During this manufacturing process, the Company will document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product. This information, generally referred to as the validated manufacturing process, will be included in the Company's generic drug application submitted to the FDA.
   3.) Clinical testing: After a successful scale-up of the generic drug batch, the Company then schedules and performs clinical testing procedures on the product if required by the FDA. These procedures, which are generally outsourced to third parties, include testing the absorption of the generic product in the human bloodstream, compared to the absorption of the innovator drug. The results of this testing are then documented and reported to the Company to determine the "success" of the generic drug product. Success, in this context, means the successful comparison of the Company's product related to the innovator product. Since bioequivalence and a stable formula are the primary requirements for a generic drug approval (assuming the manufacturing plant is in compliance with the FDA's manufacturing quality standards), lengthy and costly clinical trials proving safety and efficacy, which are generally required by the FDA for innovator drug approvals, are unnecessary for generic companies. If the results are successful, the Company will continue the collection of documentation and information for assembly of the drug application.
   4.) Submission of the ANDA for FDA review and approval: The ANDA process became formalized under The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. An ANDA represents a generic drug company's application to the FDA to manufacture and/or distribute a drug that is the generic equivalent to an already-approved brand named ("innovator") drug. Once bioequivalence studies are complete, the generic drug company submits an ANDA to the FDA for marketing approval.

In a presentation to the Generic Pharmaceutical Association on February 26, 2005, Lester M. Crawford, D.V.M., Ph.D., and the Acting Commissioner of Food and Drugs at the FDA, said that the median approval time for a new ANDA for the FDA's Fiscal 2004 year was 16.2 months. However, there is no guarantee that the FDA will approve a company's ANDA or that any approval will be given within this time frame.

     When a generic drug company files an ANDA to the FDA, it must certify that no patents are listed in the Orange Book, the FDA's reference listing of approved drugs, or listed patents have expired. If there are patents covering some aspect of the innovator drug, the applicant must state whether it is seeking approval for marketing after the expiration of the Orange Book patents; or the patents listed therein are invalid, unenforceable, or not infringed -- usually referred to as a Paragraph IV Certification. ANDAs containing Paragraph IV certifications frequently result in legal actions by the innovator drug companies. These legal activities can trigger an automatic 30 month stay of our ANDA if the innovator company files a claim and it will delay the approval of the generic company's ANDA. Currently, Lannett has filed two Paragraph IV certifications in its ANDAs.

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

Competition in generic pharmaceutical manufacturing will continue to grow as more pharmaceutical products lose patent protection. However, the Company believes that with strong technical know-how, low overhead expenses, and efficient product development, manufacturing and marketing, it can remain competitive. It is the intention of the Company to reinvest as much capital as possible to develop new products since the success of any generic pharmaceutical manufacturer depends on its ability to continually introduce new generic products to the market. Over time, if a generic drug market for a specific product remains stable and consumer demand remains consistent, it is likely that additional generic manufacturing companies will pursue the generic product by developing it, submitting an ANDA, and potentially receiving marketing approval from the FDA. If this occurs, the generic competition for the drug increases, and a company's market share may drop. In addition to reduced unit sales, the unit selling price may also drop due to the product's availability from additional suppliers. This may have the effect of reducing a generic company's future net sales of the product. Due to these factors that may potentially affect a generic company's future results of operations, the ability to properly assess the competitive effect of new products, including market share, the number of competitors and the generic unit price erosion, is critical to a generic company's R&D plan. A generic company may be able to reduce the potential exposure to competitive influences that negatively affect its sales and profits by having several drug candidates in its R&D pipeline. As such, a generic company may be able to avoid becoming materially dependent on the sales of one drug. Unlike the branded, innovator companies, Lannett currently does not own proprietary drug patents. However, the typical intellectual property in the generic drug industry are the ANDAs that generic drug companies own.

VALIDATED PHARMACEUTICAL CAPABILITIES

Lannett's manufacturing facility consists of 31,000 square feet on 3.5 acres owned by the Company. In July 2003, the Company signed a lease/purchase option agreement for a 63,000 square foot building located at 9001 Torresdale Avenue, Philadelphia, Pennsylvania. On November 26, 2003, the Company exercised its option to purchase the facility. The initial renovation of the building is complete and the Company moved some of its staff and operations into that building in the fall of 2004. Lannett currently plans to move certain additional non manufacturing personnel into the 9001 Torresdale building over the next year.

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

SALES AND CUSTOMER RELATIONSHIPS

The Company sells its pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups and health maintenance organizations. It promotes its products through direct sales, trade shows, trade publications, and bids. The Company also licenses the marketing of its products to other manufacturers and/or marketers in private label agreements.

Despite the decline of Company sales in Fiscal 2005, the Company continues to expand its sales to the major chain drug stores, including CVS, Brooks, Rite Aid and Walgreen's. The mail order segment continued to be one of the fastest growing classes in the Company's distribution efforts. Such companies, as Medco Health, Express Scripts and Caremark are leaders in sales growth in the pharmaceutical market. Lannett also increased distribution in the wholesaler segment led by Cardinal Health and McKesson Corporation. Lannett is recognized by its customers as a dependable supplier of high quality generic pharmaceuticals. The Company's policy of maintaining an adequate inventory and fulfilling orders in a timely manner has contributed to this reputation.

MANAGEMENT

As the Company continues to grow, additional managers will be hired to complement the skilled team. These new managers will serve in a variety of functions, including Research, Sales, Finance, Quality Control, Quality Assurance, Regulatory Compliance and Production. Ultimately, the execution of a sound business strategy requires a capable and knowledgeable management team.

PRODUCTS
As of the date of this filing, the Company manufactured and/or distributed sixteen products:

                                                       MANUFACTURE                                   EQUIVALENT
                NAME OF PRODUCT                          SOURCE            MEDICAL INDICATION           BRAND
                ---------------                    ------------------      ------------------     ----------------

1)  Acetazolamide Tablets                                Lannett                Glaucoma              Diamox(R)

2)  Butalbital, Aspirin and Caffeine Capsules            Lannett           Migraine Headache         Fiorinal(R)

3)  Butalbital, Aspirin, Caffeine with Codeine            JSP              Migraine Headache         Fiorinal w/
    Phosphate Capsules                                                                              Codeine #3(R)


4)  Ciprofloxacin Tablets                               Spectrum               Antibiotic             Cipro(R)

5)  Digoxin Tablets                                       JSP           Congestive Heart Failure     Lanoxin(R)

6)  Dicyclomine Tablets/Capsules                         Lannett            Irritable Bowels          Bentyl(R)

7)  Diphenoxylate with Atropine Sulfate                  Lannett                Diarrhea             Lomotil(R)
    Tablets

8)  Hydromorphone HCl Tablets                            Lannett            Pain Management           Dilaudid

9)  Levothyroxine Sodium Tablets                          JSP              Thyroid Deficiency        Levoxyl(R)/
                                                                                                    Synthroid(R)

10)  Methocarbamol Tablets                               Lannett             Muscle Relaxer          Robaxin(R)

11) Methyltestoterone/Esterified Estrogens               Lannett          Hormone Replacement       Estratest(R)
    Tablets

12)  Phentermine HCl Tablets                             Lannett              Weight Loss            Adipex-P(R)

13)  Phenylpropanolamine Tablets-Vet                    Lannett               Incontinence          Propagest(R)

14)   Primidone Tablets                                  Lannett                Epilepsy             Mysoline(R)

15)  Terbutaline Sulfate Tablets                         Lannett             Bronchospasms           Brethine(R)

16) Unithroid Tablets                                     JSP              Thyroid Deficiency            N/A


All of the products currently manufactured and/or sold by the Company are prescription products. Of the products listed above, Unithroid and those containing butalbital, digoxin, primidone and levothyroxine sodium were the Company's key products, contributing to more than 93%, 97% and 95% of the Company's total net sales in Fiscal 2005, 2004 and 2003, respectively.

The Company has two products containing butalbital. One of the products, Butalbital with Aspirin and Caffeine capsules has been manufactured and sold by Lannett for more than seven years. The other butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules is manufactured by JSP. Lannett began buying this product from JSP and selling it to its customers in December 2001. Both products, which are in orally administered capsule dosage forms, are prescribed to treat tension headaches caused by contractions of the muscles in the neck and shoulder area and migraine. The drug is prescribed primarily for adults of various demographic backgrounds. Migraine headache is an increasingly prevalent condition in the United States. As conditions continue to grow, the demand for effective medical treatments will continue to grow. Common side effects of drugs which contain butalbital include dizziness and drowsiness. The Company notes that although new innovator drugs to treat migraine headaches have been introduced by brand name drug companies, there is still a loyal following of doctors and consumers who prefer to use butalbital products for treatment. As the brand name companies continue to promote products containing butalbital, like Fiorinal(R), the Company expects to continue to produce and sell its generic butalbital products.

Digoxin tablets are produced and marketed with two different potencies (0.125 and 0.25 milligrams per tablet). This product is manufactured by JSP. Lannett began buying this product from JSP, and selling it to its customers in September 2002. Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographic backgrounds. The beneficial effects of Digoxin result from direct actions on the cardiac muscle, as well as indirect actions on the cardiovascular system mediated by effects on the autonomic nervous system. Side effects of Digoxin may include apathy, blurred vision, changes in heartbeat, confusion, dizziness, headaches, loss of appetite, nausea, vomiting and weakness.

Primidone tablets are produced and marketed with two different potencies (50 and 250 milligrams per tablet). This product was developed and manufactured by Lannett. Lannett has been manufacturing and selling Primidone 250-milligram tablets for more than seven years. Lannett began selling Primidone 50-milligram tablets in June 2001. Both products, which are in orally administered tablet dosage forms, are prescribed to treat convulsion and seizures in epileptic patients of all ages and demographic backgrounds. Common side effects of primidone include lack of muscle coordination, vertigo and severe dizziness.

The Company's products containing Levothyroxine Sodium tablets are produced and marketed with eleven different potencies (0.025, 0.05, 0.075, 0.088, 0.1, 0.112, 0.125, 0.15, 0.175, 0.2, and 0.3 milligrams per tablet). In addition to generic Levothyroxine Sodium tablets, the Company also markets and distributes Unithroid tablets, a branded version of Levothyroxine Sodium tablets, which is produced and marketed with eleven different potencies. Both Levothyroxine Sodium products are manufactured by JSP. Lannett began buying generic Levothyroxine Sodium tablets from JSP, and selling it to its customers in April 2003. In September 2003, the Company began buying the branded Unithroid tablets from JSP and selling it to its customers. Levothyroxine Sodium tablets are used to treat hypothyroidism and other thyroid disorders. It remains one of the most prescribed drugs in the United States with over 13 million patients of various ages and demographic backgrounds. Side effects from Levothyroxine Sodium are rare, but may include allergic reactions, such as rash or hives. In late June of 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Levoxyl(R). In December 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Synthroid(R). With its distribution of these products, Lannett competes in a market which is currently controlled by two branded Levothyroxine Sodium tablet products -- Abbott Laboratories' Synthroid(R) and Monarch Pharmaceutical's Levoxyl(R) as well as generic competition from Mylan Laboratories and Sandoz.

In April 2005, Lannett received a letter from the FDA with approval to market and launch Phentermine Hydrochloride tablets 37.5 mg., which is a central nervous system stimulant and anorexiant. Phentermine HCl tablets are the generic version of Adipex-P manufactured and sold by TEVA through its Gate Pharmaceutical division. It is indicated for the short-term management of obesity.

In March 2005, Lannett received approval from the FDA for the ANDA of Terbutaline Sulfate tablets 2.5mg and 5 mg. Terbutaline Sulfate is indicated for the prevention and reversal of bronchospasm in patients 12 years of age and older with asthma and reversible bronchospasm associated with bronchitis and emphysema, and is the generic equivalent of Brethine(R) tablets marketed by Novartis Pharmaceuticals and aaiPharma Inc.

Additional products are currently under development. These products are all orally administered, solid-dosage (i.e. tablet/capsule) products designed to be generic equivalents to brand named innovator drugs. The Company's developmental drug products are intended to treat a diverse range of indications. The products under development are at various stages in the development cycle -- formulation, scale-up, clinical testing and FDA review.

The cost associated with each product currently under development is dependent on numerous factors not limited to the following: the complexity of the active ingredient's chemical characteristics, the price of the raw materials, the FDA-mandated requirement of bioequivalence studies -- depending on the FDA's Orange Book classification and other developmental factors. The overall cost to develop a new generic product varies in range from $100,000 to $1 million.

In addition, as one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market. These ANDAs are simply dormant on the Company's records. Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, to make it attractive for Lannett to reconsider manufacturing and selling them. If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug. Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, the raw material supplier or another major feature of the previously approved ANDA. The Company would then redevelop the product and submit it to the FDA for supplemental approval. The FDA's approval process for ANDA supplements is similar to that of a new ANDA.

In addition to the efforts of its internal product development group, Lannett has contracted with several outside firms for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle -- formulation, analytical method development and testing and manufacturing scale-up. These products are orally administered solid dosage products intended to treat a diverse range of medical indications. It is the Company's intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company's own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to complement the progress of its own internal R&D efforts.

The Company has contracted with Spectrum Pharmaceuticals Inc., based in California, to market generic products developed and manufactured by Spectrum and/or its partners. The first applicable product under this agreement is ciprofloxacin tablets, the generic version of Cipro(R), an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. The Company has also initiated discussions with other firms for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for these third party products, and increase future revenues and income.

The majority of the Company's R&D projects are being developed in-house under Lannett's direct supervision and with Company personnel. Hence, the Company does not believe that its' outside contracts for product development or manufacturing supply, including Spectrum Pharmaceuticals Inc., are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

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

   STAGE OF R&D                                             REGULATORY REQUIREMENT           NUMBER OF PRODUCTS
   ------------                                             ----------------------           ------------------

   FDA Review                                                        ANDA                            11
   FDA Review                                                  ANDA supplement                        3
   Clinical Testing                                                  ANDA                             7
   Scale-Up                                                     Grand-fathered                        2
   Scale-Up                                                    ANDA supplement                        0
   Scale-Up                                                          ANDA                             0
   Formulation/Method Development                                    ANDA                            25

RAW MATERIAL(s) AND FINISHED GOOD(s) INVENTORY SUPPLIERS

The raw materials used by the Company in the production process consist of pharmaceutical chemicals in various forms and are generally available from several sources. FDA approval is required in connection with the process of using active ingredient suppliers. In addition to the raw materials purchased for the production process, the Company purchases certain finished dosage inventories, including capsule, tablet, and oral liquid products. The Company then sells these finished dosage products directly to its customers along with the finished dosage products internally manufactured. If suppliers of a certain material or finished product are limited, the Company will generally take certain precautionary steps to avoid a disruption in supply.

The Company's primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 42% of the Company's inventory purchases in Fiscal 2005, 81% in Fiscal 2004 and 62% in Fiscal 2003. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Refer to the Materials Contract footnote for more information on the terms, conditions, and financial impact of this agreement.

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

The Company has also contracted with Spectrum Pharmaceuticals (Spectrum), based in California, to purchase and distribute Ciprofloxacin tablets which are manufactured by Spectrum and/or its partners. Ciprofloxacin tablets are the generic version of the brand Cipro(R), an anti-bacterial drug marketed by Bayer Corporation and prescribed to treat infections. The Company began selling Ciprofloxacin tablets in February 2005.

In October 2004, the Company signed an agreement with Orion Pharma (Orion), based in Finland, to purchase and distribute three drug products. Under the terms of the agreement, Orion will supply Lannett with the finished products and all laboratory documentation, and Lannett will coordinate the completion of the clinical biostudies necessary to submit Abbreviated New Drug Applications (ANDAs) to the FDA.

Another supplier, Siegfried (USA), Inc. (Siegfried), supplies primidone and butalbital, the raw materials in the Company's commercial products of the same name, and accounted for 4% of the Company's inventory purchases in Fiscal 2005, 6% in Fiscal 2004 and 12% in Fiscal 2003. This includes building a satisfactory inventory level, and obtaining contractual supply commitments.

The agreement is a standard supply agreement evidencing the terms of the supply of material. There are no guaranteed purchase volume commitments; however the agreement does require Lannett to purchase 100% of its primidone raw material requirements from Siegfried. The price of the material may vary depending on the quantity of material purchased during the term of the agreement. The term of the agreement was October 1, 2002 through December 31, 2003. As of June 30, 2005, a new agreement with Siegfried had not yet been executed. The Company continues to purchase raw materials from Siegfried under the terms of the expired purchase agreement which is included in Exhibit 10.9 of the Company's Form 10-KSB for the year ended June 30, 2004. The Company is in the process of finalizing a new agreement with Siegfried.

The Company has also contracted with API Provider for the supply of raw materials and oral dosage forms relating to future products. The agreements are standard supply agreements evidencing the terms of the supply of material. There are no guaranteed purchase volume commitments. The price of the material may vary depending on the quantity of material purchased during the term of the agreement.

CUSTOMERS AND MARKETING

The Company sells its products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, drug chains, and other pharmaceutical companies. The wholesale distributors McKesson, Cardinal Health, and Amerisource Bergen accounted for 17%, 14%, and 9%, respectively, of net sales in Fiscal 2005. The Company performs ongoing credit evaluations of its customers' financial condition, and has experienced no significant collection problems to date. Generally, the Company requires no collateral from its customers.

Sales to these wholesale customers include "indirect sales," which represent sales to third-party entities, such as independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price. This credit is called a chargeback. For more information on chargebacks, refer to the section entitled "Chargebacks" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. These indirect sale transactions are recorded on Lannett's books as sales to the wholesale customers. This has the effect of over-emphasizing the sales volume attributable to such wholesaler customers.

The Company believes that retail-level consumer demand dictates the total volume of sales for various products. In the event that wholesale and retail customers adjust their purchasing volumes, the Company believes that consumer demand will be fulfilled by other wholesale or retail sources of supply. As such, Lannett attempts to obtain strong relationships with most of the major retail chains, wholesale distributors, and mail-order pharmacies in order to facilitate the supply of the Company's products through whatever channel the consumer prefers. Although the Company has agreements with customers governing the transaction terms of its sales, there are no minimum purchase quantities with these agreements.

The Company promotes its products through direct sales, trade shows, trade publications, and bids. The Company also markets its products through private label arrangements, whereby Lannett produces its products with a label containing the name and logo of a customer. This practice is commonly referred to as private label business. It allows the Company to expand on its own internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers. The focus of the Company's sales efforts is the relationships it creates with its customer accounts. Strong customer relationships have created a positive platform for Lannett to increase its sales volumes. Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers. Historically and in Fiscal 2005, 2004 and 2003, the Company's advertising expenses were immaterial. When the customer and the Company's sales representatives make contact, the Company will generally offer to supply the customer its products at fixed prices. If accepted, the customer's purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets. Once a customer accepts the Company's supply of product, the customer generally expects a high standard of service. This service standard includes shipping product in a timely manner on receipt of customer purchase orders, maintaining convenient and effective customer service functions, and retaining a mutually beneficial dialogue of communication. The Company believes that although the generic pharmaceutical industry is a commodity industry, where price is the primary factor for sales success, these additional service standards are equally important to the customers that rely on a consistent source of supply.

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

                  PRODUCT                                    PRIMARY COMPETITORS
                  -------                                    -------------------
Butalbital with Aspirin and Caffeine, with    Watson Pharmaceuticals, Breckenridge
and without Codeine Phosphate Capsules        Pharmaceutical mfd. by Anabolic Laboratories,

                                              GlaxoSmithKline, Amide (marketed by Bertek
Digoxin Tablets                               Pharmaceuticals), Caraco Pharmaceutical
                                              Laboratories

Levothyroxine Sodium Tablets                  Abbott Laboratories, Monarch Pharmaceuticals,
                                              Mylan Laboratories, Sandoz

Methyltestoterone/Esterified Estrogens        Solvay Pharmaceuticals, Syntho Pharmaceuticals
Tablets                                       (marketed by Breckenridge Pharmaceutical)

Phentermine HCL Tablets                       Eon Laboratories, Amide Pharmaceutical, Purepac
                                              Pharmaceutical Co.

Primidone Tablets                             Watson Pharmaceuticals, Qualitest Pharmaceuticals

Unithroid Tablets                             Abbott Laboratories, Monarch Pharmaceuticals,
                                              Mylan Laboratories, Sandoz


GOVERNMENT REGULATION

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA and the Drug Enforcement Agency (DEA) and to a lesser extent, by other federal regulatory bodies and state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act, and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising, and promotion of the Company's generic drug products. Noncompliance with applicable regulations can result in fines, recall and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment, and refusal of the government to approve new drug applications. The FDA also has the authority to revoke previously approved drug products.

Generally, FDA approval is required before a prescription drug can be marketed. A new drug is one not generally recognized by qualified experts as safe and effective for its intended use. New drugs are typically developed and submitted to the FDA by companies expecting to brand the product and sell it as a new medical treatment. The FDA review process for new drugs is very extensive and requires a substantial investment to research and test the drug candidate. However, less burdensome approval procedures may be used for generic equivalents. Typically, the investment required to develop a generic drug is less costly than the brand innovator drug.

 There are currently three ways to obtain FDA approval of a drug:

     - NEW DRUG APPLICATIONS (NDA): Unless one of the two procedures discussed in the following paragraphs is available, a manufacturer must conduct and submit to the FDA complete clinical studies to establish a drug's safety and efficacy.

     - ABBREVIATED NEW DRUG APPLICATIONS (ANDA): An ANDA is similar to an NDA except that the FDA generally waives the requirement of complete clinical studies of safety and efficacy. However, it may require bioavailability and bioequivalence studies. Bioavailability indicates the rate of absorption and levels of concentration of a drug in the bloodstream needed to produce a therapeutic effect. Bioequivalence compares one drug product with another and indicates if the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved drug. Under the Drug Price Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug regardless of when such other drug was approved. In addition to establishing a new ANDA procedure, this act created statutory protections for approved brand name drugs. Under the act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the brand name drug have expired or have been determined to be invalid. Prior to this act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Drug Price Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the act sets specified time periods of two to ten years during which ANDAs for generic drugs cannot become effective or, under certain circumstances, cannot be filed if the branded drug was approved after December 31, 1981. Lannett, like most other generic drug companies, uses the ANDA process for the submission of its developmental generic drug candidates.

     - PAPER NEW DRUG APPLICATIONS (PAPER NDA): For a drug that is identical to a drug first approved after 1962, a prospective manufacturer need not go through the full NDA procedure. Instead, it may demonstrate safety and efficacy by relying on published literature and reports. The manufacturer must also submit, if the FDA so requires, bioavailability or bioequivalence data illustrating that the generic drug formulation produces the same effects, within an acceptable range, as the previously approved innovator drug. Because published literature to support the safety and efficacy of post-1962 drugs may not be available, this procedure is of limited utility to generic drug manufacturers. Moreover, the utility of Paper NDAs has been further diminished by the recently broadened availability of the ANDA process, as described above.

Among the requirements for new drug approval is the requirement that the prospective manufacturer's methods conform to the FDA's current Good Manufacturing Practices (cGMP Regulations). The cGMP Regulations must be followed at all times during which the approved drug is manufactured. In complying with the standards set forth in the cGMP Regulations, the Company must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Failure to comply with the cGMP Regulations risks possible FDA action, including but not limited to, the seizure of noncomplying drug products or, through the Department of Justice, enjoining the manufacture of such products.

The Company is also subject to federal, state, and local laws of general applicability, such as laws regulating working conditions and the storage, transportation, or discharge of items that may be considered hazardous substances, hazardous waste, or environmental contaminants. The Company monitors its compliance with all environmental laws.

RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of approximately $6,266,000 in 2005, $5,896,000 in 2004 and $2,575,000 in 2003.

EMPLOYEES

The Company currently has 172 employees, of which 167 are full-time.


SECURITIES EXCHANGE ACT REPORTS

The Company maintains an Internet website at the following address: www.lannett.com. The Company makes available on or through its Internet website certain reports and amendments to those reports that are filed with the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934. These include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This information is available on the Company's website free of charge as soon as reasonably practicable after the Company electronically files the information with, or furnishes it to, the SEC. The contents of the Company's website are not incorporated by reference in this Form 10-K and shall not be deemed "filed" under the Securities Exchange Act of 1934.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's headquarters, administrative offices, quality control laboratory, and manufacturing and production facilities, consisting of approximately 31,000 square feet, are located at 9000 State Road, Philadelphia, Pennsylvania.

On July 1, 2003, the Company entered into a lease/purchase option agreement for a 63,000 square foot facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania, approximately 1 mile from the Company's headquarters. On November 26, 2003, the Company exercised its option to purchase the facility. The Company's research laboratory, warehousing and distribution operations, and sales and accounting departments are now housed there.

In December 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility located at 500A State Road, Bensalem, Pennsylvania. This facility housed laboratory research, warehousing and distribution operations. The leased facility is located approximately 2 miles from the Company headquarters. In January 2001, the Company extended this lease through April 30, 2004. After that time, the Company renewed the lease again through April 30, 2005. The Company no longer utilizes nor has any lease obligations related to the 500A State Road, Bensalem, Pennsylvania facility.

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

In 2004 and 2005, the Company entered into three, separate confidential agreements with ThePharmaNetwork, LLC (TPN) pursuant to which the company agreed to collaborate to develop, manufacture, supply, and commercialize a certain generic pharmaceutical drug product. In August 2005, TPN filed a lawsuit against various defendants, including the Company, seeking, among other things, to terminate the three agreements between the Company and TPN. The matter is currently pending before the United States District Court for the District of New Jersey. The Company has filed an answer denying the allegations. The Company has also filed counterclaims against TPN and its principal, Jonathan B. Rome, for, among other things, breach of contract. Because of the confidential nature of the agreements and the generic pharmaceutical drug product at issue, the Company has requested that the Court place all documents under seal to prevent the wrongful disclosure of the Company's sensitive, confidential, and proprietary information. The Company's request for a temporary restraining order was granted. As a result, TPN is temporarily restrained from competing against Lannett or collaborating with Lannett's competitors with respect to the drug product at issue. TPN is also temporarily restrained from using, disclosing or disseminating any confidential information about this drug product until after the hearing on the preliminary injunction, which is scheduled for Sept. 14, 2005. TPN received a temporary restraining order prohibiting Lannett from disclosing TPN's "confidential information" until after the preliminary injunction hearing on Sept. 14, 2005. At this time, Management is unable to estimate a range of loss, if any, related to this action. Management believes that the outcome of this litigation will not have a material adverse impact on the financial position or results of operation of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Company's security holders during the quarter ended June 30, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

On April 15, 2002, the Company's common stock began trading on the American Stock Exchange. Prior to this, the Company's common stock traded in the over-the-counter market through the use of the inter-dealer "pink-sheets" published by Pink Sheets LLC. The following table sets forth certain information with respect to the high and low daily closing prices of the Company's common stock during Fiscal 2005 and 2004, as quoted by the American Stock Exchange. Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.


                         FISCAL YEAR ENDED JUNE 30, 2005


                                                                           HIGH                  LOW
First quarter........................................................      $15.19                $9.50
Second quarter.......................................................      $12.80                $8.25
Third quarter........................................................      $10.05                $5.95
Fourth quarter.......................................................      $6.45                 $3.88


                         FISCAL YEAR ENDED JUNE 30, 2004

                                                                           HIGH                  LOW
First quarter........................................................      $25.09                $15.65
Second quarter.......................................................      $18.88                $16.40
Third quarter........................................................      $19.00                $15.10
Fourth quarter.......................................................      $17.00                $13.18


HOLDERS

As of August 25, 2005, there were approximately 249 holders of record of the Company's common stock.

DIVIDENDS

The Company did not pay cash dividends in Fiscal 2005, Fiscal 2004 or Fiscal 2003. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures. The Company does not expect to pay, nor should shareholders expect to receive, cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans as of June 30, 2005.


     Plan Category         Number of securities to be      Weighted average exercise         Number of securities
                            issued upon exercise of      price of outstanding options,     remaining available for
                              outstanding options,            warrants and rights        future issuance under equity
                               warrants and rights                                            compensation plans
                                                                      (b)                   (excluding securities
                                       (a)                                                  reflected in column (a)

                                                                                                      (c)


Equity Compensation                  857,108                         $13.72                        1,395,267
plans approved by
security holders

Equity Compensation                     -                              -                               -
plans not approved by
security holders

       Total                         857,108                         $13.72                        1,395,267


ITEM 6.  SELECTED FINANCIAL DATA

                     LANNETT COMPANY, INC. AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS


AS OF OR FOR THE YEAR
ENDED JUNE 30,                    2005            2004              2003               2002                2001
                                  ----            ----              ----               ----                ----
OPERATING HIGHLIGHTS

Net Sales                    $  44,901,645   $    63,781,219  $    42,486,758   $    25,126,214      $    12,090,993

Gross Profit                 $  13,484,737   $    36,924,344  $    26,228,964   $    16,673,537      $     5,556,229
Operating (Loss)/Income      $ (53,825,498)  $    20,830,969  $    19,060,106   $    11,425,483      $     2,042,585
Net (Loss)/Income            $ (32,779,596)  $    13,215,454  $    11,666,887   $     7,195,990      $     1,829,915
Basic (Loss)/Earnings Per    $       (1.36)  $          0.63  $          0.58   $          0.36      $          0.14
Share
Diluted (Loss)/Earnings      $       (1.36)  $          0.63  $          0.58   $          0.36      $          0.14
Per Share
Weighted Average Shares         24,097,472        20,831,750       19,968,633        19,895,757           13,206,128
Outstanding, Basic
Weighted Average Shares         24,097,472        21,053,944       20,121,314        20,018,548           13,206,128
Outstanding, Diluted

BALANCE SHEET HIGHLIGHTS

Current Assets               $  33,938,115   $    48,862,443  $    23,930,048   $    10,439,630      $     8,884,835
Working Capital*             $  17,542,553   $    28,923,814  $    17,185,052   $     6,891,998      $       (69,920)
Total Assets                 $  94,917,060   $   131,904,084  $    31,834,544   $    17,338,503      $    15,931,617
Total Debt                   $   9,532,448   $    10,092,857  $     3,097,802   $     4,142,538      $    10,773,222
Deferred Tax Liabilities     $   2,009,582   $     1,614,323  $     1,112,369   $       681,489      $       641,285
Total Stockholders' Equity   $  69,249,244   $   102,246,991  $    21,597,710   $     9,766,049      $     2,515,685

*Working capital equals current assets less current liabilities


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on our management's beliefs and assumptions based on information available to them at this time. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the Section entitled "Risks

Related to Our Business," and other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings, may affect its actual results.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our quarterly reports on Form 10-Q and current reports on Form 8-K that we may file from time to time with the SEC. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP OR COMMERCIALIZE NEW PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

o developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

o receiving requisite regulatory approvals for such products in a timely manner;

o the availability, on commercially reasonable terms, of raw materials, including active pharmaceutical ingredients and other key ingredients;

o developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent the successful commercialization of new products;

o    experiencing delays or unanticipated costs; and

o commercializing generic products may be substantially delayed by the listing with the FDA of patents have the effect of potentially delaying approval of the off-patent product by up to 30 months, and in some cases, such patents have issued and been listed with the FDA after the key chemical patent on the branded drug product has expired or been litigated, causing additional delays in obtaining approval.

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

Our future results of operations, financial condition and cash flows depend to a significant extent upon our product sales mix. Our sales of products that we manufacture tend to create higher gross margins than do the products we purchase and resell. As a result, our sales mix will significantly impact our gross profit from period to period. Factors that may cause our sales mix to vary include:

o    the amount of new product introductions;

o marketing exclusivity, if any, which may be obtained on certain new products;

o    the level of competition in the marketplace for certain products;

o    the availability of raw materials and finished products from our suppliers;
     and

o the scope and outcome of governmental regulatory action that may involve us.

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

Many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

o pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for additional years or otherwise delay the launch of generics;

o    using the Citizen Petition process to request amendments to FDA standards;

o seeking changes to U.S. Pharmacopoeia, an organization which publishes industry recognized compendia of drug standards;

o    attaching patent extension amendments to non-related federal legislation;
     and

o engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing.

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

RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

The cost of insurance, including workers compensation, product liability and general liability insurance, have risen in prior years and may increase in the future. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

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

Our acquired contractual rights to market and distribute JSP's products are stated at cost, less accumulated amortization and related impairment charges identified to date. We determined the initial cost by referring to the original fair value of the assets exchanged. Future amortization periods for product rights are based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues and contractual terms. Significant changes to any of these factors would require us to perform an additional impairment test on the affected asset and, if evidence of impairment exists, we would be required to take an impairment charge with respect to the asset. Such a charge would adversely affect our results of operations and financial condition.

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

For the year ended June 30, 2005, our three largest customers accounted for 17%, 14% and 9% respectively, of our net revenues. The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows. In addition, the Company has no long-term supply agreements with its customers which would require them to purchase our products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



In addition to historical information, this Form 10-K contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by the Company in Fiscal 2006, and any current reports on Form 8-K filed by the Company. All share and per share amounts on this Form 10-K have been adjusted to reflect a three-for-two stock split effective on February 14, 2003.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, refer to
Note 1 in the Notes to the Consolidated Financial Statements included herein.

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks, require management to make subjective judgments. Unlike branded innovator drug companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS and NDC Health, in estimating future returns and other credits.

CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.

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



The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the years ended June 30, 2005 and 2004:

FOR THE YEAR ENDED
JUNE 30, 2005

RESERVE CATEGORY                          CHARGEBACKS      REBATES        RETURNS       OTHER         TOTAL
                                          -----------    -----------    ----------    ---------    -----------
Reserve Balance as of
June 30, 2004                             $ 6,484,500    $ 1,864,200    $  448,000    $  88,300    $ 8,885,000

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004           (4,978,300)    (1,970,000)     (523,100)     (95,800)    (7,567,200)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2005          (14,534,600)    (5,965,500)   (1,166,800)    (586,400)   (22,253,300)

Additional Reserves Charged to
Net Sales During Fiscal 2005               21,028,100      7,100,100     2,933,900      623,400     31,685,500
                                          -----------    -----------    ----------    ---------    -----------
Reserve Balance as of
June 30, 2005                             $ 7,999,700    $ 1,028,800    $1,692.000    $  29,500    $10,750,000
                                          ===========    ===========    ==========    =========    ===========
FOR THE YEAR  ENDED
JUNE 30, 2004

RESERVE CATEGORY                          CHARGEBACKS      REBATES        RETURNS       OTHER         TOTAL
                                          -----------    -----------    ----------    ---------    -----------
Reserve Balance as of
June 30, 2003                             $ 1,638,000    $   889,900    $  210,200    $  33,900    $ 2,772,000

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2003           (1,604,000)    (1,166,400)     (182,700)           -     (2,953,100)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004          (12,447,000)    (2,723,200)      (60,100)    (410,000)   (15,640,300)

Additional Reserves Charged to
Net Sales During Fiscal 2004               18,897,500      4,863,900       480,600      464,400     24,706,400
                                          -----------    -----------    ----------    ---------    -----------
Reserve Balance as of
June 30, 2004                             $ 6,484,500    $ 1,864,200    $  448,000    $  88,300    $ 8,885,000
                                          ===========    ===========    ==========    =========    ===========

The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers. The Company's customer will continually reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company's customers continually reorder the Company's products. It is common for the Company's customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers' warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer's product is considered. Otherwise, retail prescriptions would be filled with competitors' products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The Company's products have either 24 months or 36 months of shelf-life at the time of manufacture. The Company monitors its customers' purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer's resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

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

INTANGIBLE ASSET - On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP. An impairment charge was recorded against this intangible asset in the current fiscal year. The agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

In June 2004, JSP's Levothyroxine Sodium tablet product received from the FDA an AB rating to the brand drug Levoxyl(R). In December 2004, the product received from the FDA a second AB rating to the brand drug Synthroid(R). As a result of the dual AB ratings, the Company was required to pay JSP an additional $1.5 million in cash to reimburse JSP for expenses related to obtaining the AB ratings. As of March 31, 2005, the Company recorded an addition to the intangible asset of $1.5 million.

Management believes that events occurred during Fiscal 2005 which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million paid to JSP for the duel AB ratings). As a result of the testing, the Company determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of the date of the impairment. This impairment loss is shown on the statement of operations as a component of operating loss. Management concluded that, as of June 30, 2005, the intangible asset is correctly stated at fair value and, therefore, no adjustment was required.

NEW ACCOUNTING PRONOUNCEMENTS - In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), Inventory Costs - an amendment of ARB No. 43, Chapter 4. Paragraph 5 of ARB 43, Chapter 4 previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." The adoption of SFAS No. 151 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29 (SFAS No. 153). APB Opinion No. 29 requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity's expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the "similar productive assets exception," which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No.
123R), which requires companies to expense the fair value of stock options and other equity-based compensation to employees. It also provides guidance for determining whether an award is a liability-classified award or an equity-classified award, and determining fair value. SFAS No. 123R applies to all unvested stock-based payment awards outstanding as of the adoption date. Pursuant to a rule announced by the Securities and Exchange Commission in April 2005, SFAS No. 123R must be adopted no later than the beginning of the first fiscal year that begins after June 15, 2005. We have not completed an assessment of the impact on our financial statements resulting from potential modifications to our equity-based compensation structure or the use of an alternative fair value model in anticipation of adopting SFAS No. 123R. The Company plans to adopt SFAS No. 123R for the quarter ended September 30, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

In March 2005, the FASB issued FIN 47 "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. We have not completed an assessment of the impact that adoption of FIN 47 will have on our financial statements.


RESULTS OF OPERATIONS - FISCAL 2005 COMPARED TO FISCAL 2004

Net sales decreased by 30%, from $63,781,219 in Fiscal 2004 to $44,901,645 in Fiscal 2005. The decrease was generally due to increased competition in the generic drug market that affected most of the Company's products. The increased competition, both from existing competitors and new entrants, has resulted in significant price pressures. Sales of the Levothyroxine Sodium line of products declined by $4,948,000 due in part to a delay in the AB rating, which gave the competition a market advantage. The sales of Unithroid tablets declined $2,036,000. Sales of Butalbital with Aspirin and Caffeine capsules declined $3,240,000. Sales of Primidone tablets, seeing competition for the first time, declined $4,390,000. Sales of Digoxin tablets declined $3,480,000.

The Company sells its products to customers in various categories. The table below identifies the Company's net sales to each category.

           Customer Category                 Fiscal 2005 Net Sales     Fiscal 2004 Net Sales    Fiscal 2003 Net Sales
           -----------------                 ---------------------     ---------------------    ---------------------
         Wholesaler/Distributor                  $24.8 million             $43.0 million            $20.6 million

              Retail Chain                       $10.5 million             $12.1 million            $9.9 million

          Mail-Order Pharmacy                    $5.9 million              $ 4.3 million            $2.6 million

             Private Label                       $3.7 million              $ 4.4 million            $9.4 million
                                                 ------------              -------------            ------------

                 Total                           $44.9 million             $63.8 million            $42.5 million


Sales in every category, with the exception of 'Mail Order Pharmacy,' decreased the past year. This is a result of the factors described in the previous paragraph. Sales to mail order pharmacy increased due to an increase in product line, and a general increase across the business sector. Sales to wholesalers/distributors declined mainly due to the loss of primary position on the Amerisource Bergen pro-generic contract and a decrease in pricing with all wholesalers and distributors due to the competitive market.

Cost of sales increased by 17%, from $26,856,875 in Fiscal 2004 to $31,416,908 in Fiscal 2005. These costs include raw materials/cost of finished goods purchased and resold, which increased approximately $4,071,000, shipping expense, which increased by approximately $199,000 and other miscellaneous production-related expenses which increased in total by approximately $290,000. Gross margin decreased from 58% in Fiscal 2004 to 30% in Fiscal 2005. The decrease in gross profit margin is a result of a decrease in net weighted average prices from some of the Company's products due to increased market competition, increases in direct and indirect costs as well as a change in the product sales mix. Depending on future market conditions for each of the Company's products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.

Research and development ("R&D") expenses increased by 6%, from $5,895,096 in Fiscal 2004 to $6,265,522 in Fiscal 2005. The increase in R&D is a result of contracting formulation development out to a third party laboratory for product development for $940,000 in Fiscal 2005, and an increase of raw material consumption of approximately $1,200,000 used in the development and formulation of new products not yet approved by the FDA. These costs were offset by a decrease in Bio studies of $1,185,000 from Fiscal 2004 to Fiscal 2005.

Selling, general and administrative expenses increased by 4%, from $8,863,966 in Fiscal 2004 to $9,194,377 in Fiscal 2005. This increase is primarily a result of Sarbanes-Oxley related accounting and consulting costs of approximately $520,000 and an increase in insurance of $160,000. These increases were partially offset by savings in various other expense accounts.

The Company's interest expense increased from approximately $45,000 in Fiscal 2004 to approximately $351,000 in Fiscal 2005 as a result of the borrowing under the "2003 Loan Financing" which included a mortgage loan, equipment loan and construction loan, each of which started in Fiscal 2005. Interest income increased from approximately $24,000 in Fiscal 2004 to approximately $165.622 in Fiscal 2005, as a result of investment of excess cash in marketable securities and a higher cash balance.

On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. An impairment charge was recorded against this intangible asset in the current fiscal year. The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

In June 2004, JSP's Levothyroxine Sodium tablet product received from the FDA an AB rating to the brand drug Levoxyl(R). In December 2004, the product received from the FDA a second AB rating to the brand drug Synthroid(R). As a result of the dual AB ratings, the Company was required to pay JSP an additional $1.5 million in cash to reimburse JSP for expenses related to obtaining the AB ratings. As of June 30, 2005, the Company had recorded an addition to the intangible asset of $1.5 million.

Management believed that events (as described in the next paragraph) occurred during Fiscal 2005 which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million paid to JSP for the dual AB ratings). As a result of the testing, the Company determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of March 31, 2005. This impairment loss is shown on the statement of operations as a component of operating loss.

Several factors contributed to the impairment of this asset. In December 2004, the Levothyroxine Sodium tablet product received the AB rating to Synthroid(R). The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid(R) caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors has resulted in diminished forecasted future net cash flows which, when discounted, yield a lower present value than the carrying value of the asset before impairment.

For the remaining nine years of the contract, the Company will incur annual amortization expense of approximately $1,785,000. Amortization expense for the Fiscal year ended June 30, 2005 and 2004 was approximately $5,517,000 and $1,315,000, respectively.

As a result of the items discussed above, the Company's financial results changed from an operating income of $20,830,969 in Fiscal 2004 to an operating loss of ($53,639,659) in Fiscal 2005.

The Company's income tax classification changed from an income tax expense of $7,594,316 in Fiscal 2004 to an income tax benefit of ($21,045,902) in Fiscal 2005 as a result of the Company's pre-tax loss. The effective tax rate increased slightly from 36.5% in 2004 to 39.1% in 2005.

The Company reported net loss of ($32,779,596) for Fiscal 2005, or ($1.36) basic and diluted loss per share, compared to net income of $13,215,454 for Fiscal 2004, or $0.63 basic and diluted earnings per share.


RESULTS OF OPERATIONS - FISCAL 2004 COMPARED TO FISCAL 2003

Net sales increased by 50%, from $42,486,758 in Fiscal 2003 to $63,781,219 in Fiscal 2004. Sales increased as a result of additions to the Company's prescription line of products, including Digoxin tablets, first marketed in September 2002, Levothyroxine Sodium tablets, first marketed in April 2003 and Unithroid tablets, first marketed in August 2003. These product additions had the effect of increasing the total net sales for Fiscal 2004 as compared to Fiscal 2003 due to the fact the Company sold the products for longer periods of time in the twelve months ended June 30, 2004. These product additions accounted for approximately $20.5 million of the increase in net sales from Fiscal 2003 to Fiscal 2004. Additionally, sales of a portion of the Company's previously marketed products, such as Primidone tablets, Butalbital with Aspirin and Caffeine capsules and Dicyclomine HCL tablets and capsules increased by approximately $4.8 million from Fiscal 2003 to Fiscal 2004 as a result of new customer accounts, increased unit sales and increased unit sales prices. The Company from time to time will raise its sales prices if there is an increase in the price of the brand named drug. Generally, the Company sells its products at the accepted market prices for such products. If the competitive environment changes, the Company monitors such changes to determine the effect on the market prices for its products. Such changes may include new competitors, fewer competitors, or an increase in the price of the innovator drug. The increase in sales of a portion of the Company's products was partially offset by a decrease in sales of certain other products, including Butalbital with Aspirin and Caffeine capsules (which decreased $3.9 million) due to increased competition and a discontinuation of Pseudoephedrine Hydrochloride tablets (which resulted in a loss of sales of $681,000).

The Company sells its products to customers in various categories. The table below identifies the Company's net sales to each category.



           Customer Category                 Fiscal 2004 Net Sales     Fiscal 2003 Net Sales    Fiscal 2002 Net Sales
           -----------------                 ---------------------     ---------------------    ---------------------
         Wholesaler/Distributor                  $43.0 million             $20.6 million            $10.4 million

              Retail Chain                       $12.1 million             $ 9.9 million            $3.3 million

          Mail-Order Pharmacy                    $4.3 million              $ 2.6 million            $1.1 million

             Private Label                       $4.4 million              $ 9.4 million            $10.3 million
                                                 ------------              -------------            -------------

                 Total                           $63.8 million             $42.5 million            $25.1 million


Sales in every category, with the exception of private label, increased each of the past three years. This is a result of the factors described in the previous paragraph. Sales to private label customers decreased in Fiscal 2004 and 2003 as a result of the Company's successful efforts in growing the Lannett label accounts. Increasing sales to customers that purchased the Lannett label products (i.e. the wholesale, retail, and mail-order customer categories) had the effect of reducing sales to private label customers.

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

Research and development (R&D) expenses increased by 129%, from $2,575,178 in Fiscal 2003 to $5,895,096 in Fiscal 2004. This increase is primarily due to an increase in the costs of generic bioequivalence tests which are commonly required for ANDA submissions. The Company incurred approximately $2.3 million in Fiscal 2004 for bioequivalence testing fees, compared to approximately $265,000 in Fiscal 2003. The increase in R&D is also a result of an increase in the number of chemists in the R&D laboratory and the related payroll and benefits expenses, which increased by approximately $1.1 million in Fiscal 2004 as compared to Fiscal 2003 and an increase of raw material consumption of approximately $200,000 used in the development and formulation of new products not yet approved by the FDA.

Selling, general and administrative expenses increased by 104%, from $4,337,558 in Fiscal 2003 to $8,863,966 in Fiscal 2004. This increase is a result of an increase in the following expenses: payroll/incentive compensation and benefits, which increased by approximately $2.4 million, consulting services, which increased by approximately $343,000 (including Sarbanes-Oxley consulting), legal expenses, which increased by approximately $282,000, computer support costs, which increased by approximately $180,000, advertising expenses, which increased by approximately $172,000, travel and entertainment expenses, which increased by approximately $109,000, insurance expenses, which increased by approximately $114,000, investor relations/marketing expenses, which increased by approximately $85,000, directors fees, which increased by approximately $174,000 and miscellaneous other expenses, including utilities, training, general and safety supplies, office supplies, accounting fees, telephone and rent expense. Such miscellaneous expenses comprised the remainder of the increase in selling, general and administrative expenses. The increases were due to the hiring of additional administrative employees and a general increase in administrative expenses due to the growth of the Company in terms of employees, production volume and sales.

Currently, the Company's only finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 81% of the Company's inventory purchases in Fiscal 2004, 62% in Fiscal 2003 and 26% in Fiscal 2002. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party. During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP's products being distributed by the Company. The Company projects that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP's sole remedy is to terminate the agreement. Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the Board); provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation including, but not limited to, complying with the requirements of the Securities and Exchange Commission, the American Stock Exchange and applicable law including the Sarbanes-Oxley Act of 2002. The Agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004. The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders from a financial point of view. On April 20, 2004, the investment banker, Donnelly Penman and Partners, which was selected by the independent Directors of the Company's Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company's minority shareholders was fair to such shareholders, from a financial point of view, in light of JSP's products' contribution or potential contribution to the Company's profitability. As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP's designees. As a result of the transaction, the Company recorded an intangible asset related to the contract in the amount of $67,040,000. The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP. An impairment charge was recorded against this intangible asset in the fiscal year 2005. The Company will incur non-cash amortization expense for the intangible asset over the term of the contract. For the period April 2004 to June 2004, the Company incurred $1,314,510 of non-cash amortization expense associated with the JSP intangible asset.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $8,079,212 for the year ended June 30, 2005 was attributable to net loss of ($32,779,596), as adjusted for the effects of non-cash items of $53,064,168 and net changes in operating assets and liabilities totaling ($12,205,360). Significant changes in operating assets and liabilities are comprised of:

        1. A decrease in trade accounts receivable of $15,370,358 due to cash payments received by the Company in the first quarter of Fiscal 2005, including the collection of receivables from customers who had extended payment terms in the fourth quarter of Fiscal 2004 offered by the Company as a result of compatibility issues related to the Company's exchange of Electronic Data Interchange (EDI) documents. The decrease in the trade accounts receivable was also due to a lower level of sales in the current fiscal year.

        2. A decrease in net inventory of $2,824,481 primarily due to the increase in inventory reserve for obsolescence, specifically related to the anticipated expiration of Levothyroxine held in finished goods.

        3. An increase in prepaid taxes of $3,075,380 primarily attributable to estimated tax payments made during Fiscal 2005.

        4. An increase in deferred tax assets of $20,229,832 primarily attributable to the impairment loss of approximately $46,093,000.

        5. A decrease in accounts payable of $4,431,906 is due to payments for inventory the Company purchased in the Fourth Quarter Fiscal 2004.

The net cash used in investing activities of $12,627,198 for the twelve months ended June 30, 2005 was attributable to the Company's purchase of: $7,913,901 of investment securities, which consist primarily of U. S. government and agency marketable debt securities, and $3,213,297 of capital expenditures related to the Company's renovation of its new facility on Torresdale Avenue and the purchase and installation of new equipment. The company additionally spent $1,500,000 on an intangible asset related to an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for exclusive marketing and distribution rights in the United States.

In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2005 was 2.44%. At June 30, 2005, the Company has $1,646,000 outstanding on the Authority loan, of which $644,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, Wachovia Bank, National Association (Wachovia), to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2005, no portion of the letter of credit has been utilized

The Company has entered into agreements (the "2003 Loan Financing") with Wachovia to finance the purchase of the building, the renovation and setup of the building, and the Company's other anticipated capital expenditures for Fiscal 2004, including the implementation of its new Enterprise Resource Planning (ERP) system, and a new fluid bed drying process center at its current manufacturing plant at 9000 State Road. The 2003 Loan Financing includes the following:

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

As part of the 2003 Loan Financing Agreement, the Philadelphia Industrial Development Corporation will lend the Company up to $1,250,000 as reimbursement for a portion of the Mortgage Loan from Wachovia. Until that Conversion Date occurs, the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the loan Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this Mortgage Loan, along with any accrued interest, shall be due no later than 15 years from the Conversion Date. As of June 30, 2005, the Conversion date has not taken place and the Company continues to make interest only payments. As of June 30, 2005, the Company has outstanding $2.7 million under the Mortgage Loan, of which $95,000 is classified as currently due.

The Equipment Loan consists of various term loans with maturity dates ranging from three to five years. The Company as part of the 2003 Loan Financing agreement is required to make equal payments of principal and interest. As of June 30, 2005, the Company has outstanding $4,487,000 under the Equipment Loan, of which $1,342,000 is classified as currently due.

Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of March 31, 2005, the Company has outstanding $700,000 under the Construction Loan, of which $189,000 is classified as currently due.

The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of June 30, 2005, the interest rate for the 2003 Loan Financing was 4.93%.

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (6.00% at June 30, 2005). The line of credit was renewed and extended to October 30, 2005. At June 30, 2005 and 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company's assets. The Company currently has no plans to borrow under this line of credit.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of June 30, 2005, the Company obtained a waiver from the lender due to a violation of one of its covenants. The Company expects to meet the financial covenants in the future.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company will record the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of June 30, 2005, the Company has recognized the grant funding as a current liability under the caption of Unearned Grant Funds.

In August 2005, the Company loaned $2 million to an active pharmaceutical ingredient (API) supplier. The Company also purchased shares of this API supplier from one of the founding partners for $500,000 cash. Refer to Note 19 for further discussion.

Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company's short-term or long-term liquidity or financial condition.

PROSPECTS FOR THE FUTURE

The Company has several generic products under development. These products are all orally-administered, products designed to be generic equivalents to brand named innovator drugs. The Company's developmental drug products are intended to treat a diverse range of indications. As the oldest generic drug manufacturer in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market. These ANDAs are simply dormant on the Company's records. Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it. If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug. Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA. The Company would then redevelop the product and submit it to the FDA for supplemental approval. The FDA's approval process for ANDA supplements is similar to that of a new ANDA.

A majority of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs). The products under development are at various stages in the development cycle -- formulation, scale-up, and/or clinical testing. Depending on the complexity of the active ingredient's chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies. It can range from $100,000 to $1 million. Some of Lannett's developmental products will require bioequivalence studies, while others will not -- depending on the FDA's Orange Book classification. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

In addition to the efforts of its internal product development group, Lannett has contracted with an outside firm for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle -- formulation, analytical method development and testing and manufacturing scale-up. These products are orally-administered solid dosage products intended to treat a diverse range of medical indications. It is the Company's intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company's own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to compliment the progress of its own internal R&D efforts.

Occasionally the Company will work on developing a drug product that does not require FDA approval. The FDA allows generic manufacturers to manufacture and sell products which are equivalent to innovator drugs which are grand-fathered, under FDA rules, prior to the passage of the Hatch-Waxman Act of 1984. The FDA allows generic manufacturers to produce and sell generic versions of such grand-fathered products by simply performing and internally documenting the product's stability over a period of time. Under this scenario, a generic company can forego the time required for FDA ANDA approval.

The Company has also contracted with Spectrum Pharmaceuticals Inc., based in California, to market generic products developed and manufactured by Spectrum and/or its partners. The first applicable product under this agreement is ciprofloxacin tablets, the generic version of Cipro(R), an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. The Company has also initiated discussions with UniChem, of India, and Orion Pharma, of Finland, for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

The majority of the Company's R&D projects are being developed in-house under Lannett's direct supervision and with Company personnel. Hence, the Company does not believe that its outside contracts for product development and manufacturing supply, including Spectrum Pharmaceuticals Inc., are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

The Company plans to enhance relationships with strategic business partners, including providers of product development research, raw materials, active pharmaceutical ingredients as well as finished goods. Management believes that mutually beneficial strategic relationships in such areas, including potential financing arrangements, partnerships, joint ventures or acquisitions, could allow for potential competitive advantages in the generic pharmaceutical market. For example, the Company has entered into prepayment arrangements in exchange for discounted purchase prices on certain active pharmaceutical ingredients
(API) and oral dosage forms. The Company has also arranged for a loan to a certain API provider that should facilitate the availability of difficult to source material in the future. The Company plans to continue to explore such areas for potential opportunities to enhance shareholder value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Report of the Independent Registered Public Accounting Firm filed as a part of this Form 10-K are listed in the
Exhibit Index filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"),, as amended for financial reporting as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:



            o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

            o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and board of directors;

            o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of June 30, 2005, our internal control over financial reporting is effective.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are set forth below:



                                       Age                        Position
                                       ---                        --------

Directors:
---------
William Farber                         73              Chairman of the Board and Chief
                                                             Executive Officer

Ronald A. West                         71                         Director

Myron Winkelman                        67                         Director

Albert Wertheimer                      62                         Director


Officers:
--------

Arthur P. Bedrosian                    59                        President

Brian J. Kearns                        39          Vice President of Finance, Treasurer,
                                                   Secretary and Chief Financial Officer

Kevin Smith                            45          Vice President of Sales and Marketing

Bernard Sandiford                      76               Vice President of Operations

William Schreck                        56               Vice President of Logistics



WILLIAM FARBER R. PH. was elected as Chairman of the Board of Directors and Chief Executive Officer in August 1991. From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical Company. From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation. From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation. Mr. Farber is a registered pharmacist in the State of Michigan.

ALBERT I. WERTHEIMER was elected a Director of the Company in September 2004. Dr. Wertheimer has a long and distinguished career in various aspects of pharmacy, health care, education and pharmaceutical research. Since 2000, Dr. Wertheimer has been a professor at the School of Pharmacy at Temple University, and director of its Center for Pharmaceutical Health Services Research. From 1997 to 2000, Dr. Wertheimer was Director of Outcomes Research and Management at Merck & Co., Inc. In addition to his academic responsibilities, he is the author of 20 books and more than 350 journal articles. Dr. Wertheimer also provides consulting services to institutions in the pharmaceutical industry. Dr. Wertheimer's academic experience includes professorships and other faculty and administrative positions at several educational institutions, including the Medical College of Virginia, St. Joseph's University, Philadelphia College of Pharmacy and Science and the University of Minnesota. Dr. Wertheimer's previous professional experience includes pharmacy services in commercial and non-profit environments. Professor Wertheimer is a licensed pharmacist in five states, and is a member of several health associations, including the American Pharmacists Association and the American Public Health Association. Dr. Wertheimer is the editor of the "Journal of Pharmaceutical Finance and Economic Policy"; and he has been on the editorial board of the Journal of Managed Pharmaceutical Care, Medical Care, and other healthcare journals. Dr. Wertheimer has a Bachelor of Science Degree in Pharmacy from the University of Buffalo, an Master of Business Administration from the State University of New York at Buffalo, a Physical Science Doctorate from Purdue University and a Post Doctoral Fellowship from the University of London, St. Thomas' Medical School.

RONALD A. WEST was elected a Director of the Company in January 2002. Mr. West is currently a Director of Beecher Associates, an industrial real estate investment company, R&M Resources, an investment and consulting services company and North East Staffing, Inc., an employee services company. Prior to this, from 1983 to 1987, Mr. West, financial expert for the audit committee at Lannett, served as Chairman and Chief Executive Officer of Dura Corporation, an original equipment manufacturer of automotive products and other engineered equipment components. In 1987, Mr. West sold his ownership position in Dura Corporation, at which time he retired from active management positions. Mr. West was employed at Dura Corporation since 1969. Prior to this, he served in various financial management positions with TRW, Inc., Marlin Rockwell Corporation and National Machine Products Group, a division of Standard Pressed Steel Company. Mr. West studied Business Administration at Michigan State University and the University of Detroit.

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

BRIAN J. KEARNS was elected Vice President of Finance, Treasurer and Chief Financial Officer of the Company in March 2005 and Secretary in May 2005. Prior to joining the Company, Mr. Kearns served as the Executive Vice President, Treasurer and Chief Financial Officer of MedQuist Inc., a healthcare information management company, from 2000 through 2004. Prior to joining MedQuist, Mr. Kearns was Vice President and Senior Health Care IT analyst at Banc of America Securities from 1999 trough 2000. Mr. Kearns also held various positions with Salomon Smith Barney from 1994 through 1998, including Senior Analyst of Business Services Equity Research. Prior to that, Mr. Kearns held several financial management positions during his seven years at Johnson & Johnson. Mr. Kearns holds a Bachelor of Science degree in Finance from Lehigh University and a Master of Business Administration degree from Rider University, where he matriculated with distinction.

KEVIN SMITH joined the Company in January 2002 as Vice President of Sales and Marketing. Prior to this, from 2000 to 2001, he served as Director of National Accounts for Bi-Coastal Pharmaceutical, Inc., a pharmaceutical sales representation company. Prior to this, from 1999 to 2000, he served as National Accounts Manager for Mova Laboratories Inc., a pharmaceutical manufacturer. Prior to this, from 1991 to 1999, Mr. Smith served as National Sales Manager at Sidmak Laboratories, a pharmaceutical manufacturer. Mr. Smith has extensive experience in the generic sales market, and brings to the Company a vast network of customers, including retail chain pharmacies, wholesale distributors, mail-order wholesalers and generic distributors. Mr. Smith has a Bachelor of Science Degree in Business Administration from Gettysburg College.

BERNARD SANDIFORD joined the Company in November 2002 as Vice President of Operations. Prior to this, from 1998 to 2002, he was the President of Sandiford Consultants, a firm specializing in providing consulting services to drug manufacturers for Good Manufacturing Practices and process validations. His previous employment included senior operating positions with Halsey Drug Company, Barr Laboratories, Inc., Duramed Pharmaceuticals, Inc., and Revlon Health Care Group. In addition to these positions, Mr. Sandiford performed various consulting assignments regarding Good Manufacturing Practices for several companies in the pharmaceutical industry. Mr. Sandiford has a Bachelor of Science Degree in Chemistry from Long Island University.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2005, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with, except for the following:

None

CODE OF ETHICS AND FINANCIAL EXPERT

The Company has adopted the Code of Professional Conduct (the "code of ethics"), a code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization employees. The code of ethics is publicly available on our website at www.lannett.com. If the Company makes any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.


The Board of Directors has determined that Mr. West, current director of Lannett as well as director of Beecher Associates, an industrial real estate investment company, R&M Resources, an investment and consulting services company and North East Staffing, Inc., an employee services company and previously the Chief Executive Officer of Dura Corporation, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation paid to or earned by the named executive officers of the Company for Fiscal 2005, Fiscal 2004 and Fiscal 2003.




                                                                                Long Term Compensation
                                                                          -----------------------------------

                          Annual Compensation                                      Awards            Payouts
------------------------------------------------------------------------ ------------------------- ----------

       (A)             (B)         (C)         (D)            (E)             (F)          (G)         (H)           (I)
     Name and                                                             Restricted   Securities     LTIP         All Other
     Principal       Fiscal                              Other Annual       Stock      Underlying    Payouts     Compensation
     Position         Year       Salary       Bonus      Compensation      Award(s)     Options/      Amount        Amounts
                      ----       ------       -----      ------------      --------       SARs        ------        -------
                                                                                          ----
William  Farber       2005          0           0              0               0            0            0         44,000(4)

Chairman of the       2004          0           0              0               0         87,500          0         26,000(4)
Board of
Directors and         2003          0           0              0               0         37,500          0          3,000(4)
Chief Executive
Officer

Arthur P.             2005      236,709(1)   168,750           0               0            0            0             0
Bedrosian(2)
                      2004      212,548(1)   240,000           0               0        177,900          0             0
President
                      2003      179,175       77,500           0               0        114,600          0             0

Kevin Smith           2005      171,578       95,518           0               0            0            0             0

Vice President of     2004      160,488      158,410           0               0            0            0             0
Sales and
Marketing             2003      156,504       46,500           0               0            0            0             0

William Schreck       2005      140,862       73,750           0               0            0            0             0

Vice President of     2004      103,927       37,500           0               0            0            0             0
Logistics
                      2003       41,154(5)      0              0               0            0            0             0

Larry  Dalesandro(3)  2005      134,993       99,645           0               0            0            0             0

Former Chief          2004      135,842(1)   156,000           0               0        129,595          0             0
Financial
Officer, Treasurer    2003      134,984(1)    59,675           0               0         74,595          0             0

        (1) Includes matching contribution payments made to the Company's 401(k) Plan (3% of eligible compensation) for the benefit of the employee noted.

        (2) Mr. Bedrosian joined the Company on January 24, 2002 as Vice President of Business Development. On May 5, 2002, he was elected President of the Company.

        (3) Mr. Dalesandro joined the Company on January 11, 1999 as Controller. He was elected Chief Operating Officer on November 1, 1999. On June 18, 2003, he was elected Chief Financial Officer, and voluntarily resigned the position of Chief Operating Officer. Dec. 2, 2004, he resigned from the Company.

        (4) These amounts represent payments to Mr. Farber for participation and attendance at Board of Director Meetings.

        (5) Mr. Schreck was hired mid-fiscal year 2003 as Material Manager and then promoted May 2004 to Vice President of Logistics.

AGGREGATED OPTIONS/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUES




           (a)                    (b)                (c)                   (d)                         (e)
                                                                                                    VALUE OF
                                                                                                   UNEXERCISED
                                                                  NUMBER OF SECURITIES           IN-THE-MONEY
                                SHARES                            UNDERLYING UNEXERCISED           OPTIONS AT
                               ACQUIRED                             OPTIONS AT FY-END                FY-END
                                  ON                VALUE             EXERCISABLE/                EXERCISABLE/
        NAME                   EXERCISE           REALIZED            UNEXERCISABLE              UNEXERCISABLE
-------------------------- ----------------- ------------------ --------------------------- ------------------------
Kevin Smith                                                                 0/                        0/
Vice President of Sales         10,001             100%                     $0                        $0
-------------------------- ----------------- ------------------ --------------------------- ------------------------
William Farber                                                           54,165/                      $0/
Chariman of the Board of          0                  0                    33,335                      $0
Directors and Chief
Executive Officer
-------------------------- ----------------- ------------------ --------------------------- ------------------------
Arthur Bedrosian                                                         87,599/                      $0/
                                  0                  0                    60,301                      $0
-------------------------- ----------------- ------------------ --------------------------- ------------------------

COMPENSATION OF DIRECTORS

Directors received compensation of $1,000 per Board meeting in Fiscal 2005. Additionally, starting in January of 2004, directors received compensation of $2,500 per month retainer. There were thirteen Board meetings held during Fiscal 2005. Additional committees of the Board of Directors included the Audit Committee, the Compensation Committee and the Strategic Planning Committee. Committee members received compensation of $1,000 per Committee meeting in Fiscal 2005. There were six Audit Committee meetings and two Strategic Planning Committee Meetings held during Fiscal 2005. There were no Compensation Committee Meetings held during Fiscal 2005. Directors are reimbursed for expenses incurred in attending Board and Committee meetings. In addition to the Committees noted, in February 2004, the Board of Directors created a Special Committee, consisting of the three independent Board Directors, to look after the best interests of the shareholders of the Company. The Committee was created after William Farber entered into an option agreement with Perrigo Company, Inc. to potentially acquire all of the shares owned by William Farber and his wife. Special Independent Committee members received $3,000 per meeting. There were seven Special Independent Committee meetings held during Fiscal 2005. The following table identifies the stock options granted to directors in Fiscal 2005.


           (a)                    (b)                   (c)                (d)                             (e)


          NAME                NUMBER OF            % OF TOTAL       EXERCISE OR BASE PRICE        EXPIRATION DATE
                        SECURITIES OPTIONS/SARS    ($/SHARE)
                              UNDERLYING           GRANTED TO
                             OPTIONS/SARS         RECIPIENTS IN
                             GRANTED (#)           FISCAL YEAR


Albert Wertheimer               20,000                15.2%              20,000@9.02                 12/8/2014



EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Arthur Bedrosian, Brian Kearns, Kevin Smith, Bill Schreck, and Bernard Sandiford (the "Named Executives"). Each of the agreements provide for an annual base salary and eligibility to receive a bonus. The salary and bonus amounts of the Named Executives are determined by the Board of Directors. Additionally, the Named Executives are eligible to receive stock options, which are granted at the discretion of the Board of Directors, and in accordance with the Company's policies regarding stock option grants.

Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability. In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between one year and three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2005, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company's common stock:




                                                         Excluding Options
                                                           and Debentures             Including Options (*)
                                                           --------------             ---------------------

Name and Address of                                     Number            Percent          Number        Percent of
                                                                                                                 --
Beneficial Owner                     Office           of Shares           of Class        of Shares         Class
----------------                     ------           ---------           --------        ---------         -----

Directors/Executive Officers:
----------------------------

William Farber                  Chairman of the         13,619,129(1)      56.22%        13,656,629(2)     56.38%
9000 State Road                      Board
Philadelphia, PA 19136

Albert Wertheimer                   Director                     0          0.00%            20,000         0.08%
9000 State Road
Philadelphia, PA 19136

Myron Winkelman                     Director                 1,000          0.00%             1,000         0.00%
9000 State Road
Philadelphia, PA 19136

Ronald A. West                      Director                 7,310          0.03%            17,258(3)      0.07%
9000 State Road
Philadelphia, PA 19136

Arthur Bedrosian                   President               448,697(4)       1.85%           492,997(5)      2.04%
9000 State Road
Philadelphia, PA 19136

Brian Kearns                          CFO                        0          0.00%           100,000         0.41%
9000 State Road
Philadelphia, PA 19136

Kevin Smith                    Vice President of                76          0.00%            71,836         0.30%
9000 State Road                    Sales and
Philadelphia, PA 19136             Marketing

William Schreck
9000 State Road                Vice President of                 0          0.00%            17,745         0.07%
Philadelphia, PA 19136             Logistics
Bernard Staniford
9000 State Road                Vice President of               287          0.00%            38,167         0.15%
                                   Operations
Philadelphia, PA 19136

All directors and                                       14,076,499         58.43%        14,415,632        59.52%
executive officers as a
group (7 persons)

(1) Includes 300,000 shares owned jointly by William Farber and his spouse Audrey Farber.

(2) Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share.

(3) Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share.

(4) Includes 27,450 shares owned by Arthur Bedrosian's wife, Shari Bedrosian and 9,000 shares owned by Arthur Bedrosian's daughter, Talin Bedrosian. Mr. Bedrosian disclaims beneficial ownership of these shares.

(5) Includes 12,000 vested options to purchase common stock at an exercise price of $4.63 per share and 32,300 vested options to purchase common stock at an exercise price of $7.97 per share.

     * Assumes that all options exercisable within sixty days have been exercised, which results in 24,222,960 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had sales of approximately $590,000, $590,000 and $348,000 during the years ended June 30, 2005, 2004 and 2003, respectively, to a generic distributor, Auburn Pharmaceutical Company (the "related party") in which the owner, Jeffrey Farber, is the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. Accounts receivable includes amounts due from the related party of approximately $179,000, and $117,000 at June 30, 2005 and 2004, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors through January 13, 2005, was employed by two insurance brokerage companies (the "Insurance Brokers") that provide insurance agency services to the Company. The Company paid approximately $732,000, $499,000 and $28,000 during Fiscal 2005, 2004 and 2003, respectively, to the Insurance brokers for various insurance coverage policies. There was approximately $71,200 and $9,400 due to the Insurance brokers as of June 30, 2005 and 2004, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement pursuant which it purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owns the ANDA. This agreement is subject to Lannett Holdings, Inc's ability to obtain FDA approval to use the proprietary rights. In the event that such FDA approval cannot be obtained, Pharmeral, Inc. must repay the $100,000 to Lannett Holdings, Inc. Accordingly, the Company has treated this payment as a prepaid asset. Arthur Bedrosian, President of Lannett, was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc. This transaction was approved by the Board of Directors of Lannett and, in its opinion, the terms were not more favorable to the related party than they would have been to a non-related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2005, 2004 and 2003. No relationship exists other than the usual relationship between independent public accountant and client. The following table identifies the fees paid to Grant Thornton LLP in Fiscal 2005, 2004 and 2003.

       AUDIT FEES         AUDIT-RELATED FEES       TAX FEES         ALL OTHER FEES            TOTAL FEES
                                 (1)                  (2)                (3)


Fiscal 2005:
$110,500                  $2,850                  $52,475              $203,895                $369,720

Fiscal 2004:
$92,124                   $5,000                  $29,621              $38,325                 $165,070

Fiscal 2003:
$72,561                   $7,700                  $17,816              $45,343                 $143,420


(1) Audit-related fees include fees paid for preparation and participation in Board of Director meetings, and Audit Committee meetings.

(2) Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments, and various tax planning services. Fiscal 2005 includes fees paid to Grant Thornton for services rendered during an IRS audit.

(3) Other fees include:
         Fiscal 2005 - A large portion of the fees paid were for services rendered in connection with Sarbanes - Oxley compliance and internal control assessment. Other fees were for review of various SEC correspondence and fees for services rendered in connection with the Company's application to various local and state entities for benefits related to the Company's facility expansion.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) A list of the exhibits required by Item 601 of Regulation S-K to be filed as of this Form 10-K is shown on the Exhibit Index filed herewith

(b)  Consolidated Financial Statements and Supplementary Data

     The following are included herein:

       Report of Independent Registered Public Accounting Firm
       Consolidated Balance Sheets as of June 30, 2005 and 2004
       Consolidated Statements of Operations for each of the three years in the period ended June 30, 2005
       Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2005
       Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended June 30, 2005
       Notes to Consolidated Financial Statements
       Supplementary Data (Unaudited)


(c) On March 21, 2005, the Company filed a Form 8-K disclosing Item 7 and Item 12 thereof and including as an exhibit the press release announcing its employment agreement with Brian Kearns.

     On Dec. 3, 2004, the Company filed a Form 8-K disclosing Item 2 and Item 7 thereof and including as an exhibit the agreement and press release announcing that on Dec. 1, 2004 the Company came to a separation agreement with the CFO Larry Dalesandro.

     On August 20, 2004, , the Company filed a Form 8-K disclosing Item 2 and
     Item 7 thereof and including as an exhibit and press release, the Company announced its results of operations for the quarter ended and fiscal year ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LANNETT COMPANY, INC.

Date: September 13, 2005     By: / s / William Farber
      ------------------         ---------------------
                                       William Farber,
                                       Chairman of the Board and
                                       Chief Executive Officer

Date: September 13, 2005     By: / s / Brian Kearns
      ------------------         -------------------
                                       Brian Kearns,
                                       Vice President of Finance, Treasurer, and
                                       Chief Financial Officer

Date: September 13, 2005     By: / s / Ronald West
      ------------------         ------------------
                                       Ronald West,
                                       Director, Chairman of Audit Committee

Date: September 13, 2005     By: / s / Myron Winkelman
      ------------------         ----------------------
                                       Myron Winkelman,
                                       Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2005     By: / s / William Farber
      ------------------         ---------------------
                                       William Farber,
                                       Chairman of the Board and
                                       Chief Executive Officer

Date: September 13, 2005     By: / s / Brian Kearns
      ------------------         -------------------
                                       Brian Kearns,
                                       Vice President of Finance, Treasurer, and
                                       Chief Financial Officer

                                   EXHIBIT 13
                           ANNUAL REPORT ON FORM 10-K


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

           Board of Directors and
           Shareholders of Lannett Company, Inc.

           We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Pennsylvania corporation) as of June 30 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lannett Company, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

           We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lannett Company, Inc.'s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 1, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal controls over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.


           /s/ GRANT THORNTON LLP

           Philadelphia, Pennsylvania
           September 1, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         Board of Directors and
         Shareholders of Lannett Company, Inc.


         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Lannett Company, Inc. (a Pennsylvania Corporation) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
         (COSO). Lannett Company, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that Lannett Company, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
         (COSO). Also in our opinion, Lannett Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lannett Company, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2005 and our report dated September 1, 2005 expressed an unqualified opinion on those financial statements.

         /s/ GRANT THORNTON LLP

         Philadelphia, Pennsylvania
         September 1, 2005

CONSOLIDATED BALANCE SHEETS
JUNE 30,                                                                    2005             2004

ASSETS
CURRENT ASSETS
  Cash                                                                    $  4,165,601     $  8,966,954
  Trade accounts receivable (net of allowance for doubtful accounts         10,735,529       24,240,887
  of $70,000 and $260,000, respectively)
  Inventories                                                                9,988,769       12,813,250
  Prepaid taxes                                                              3,957,993          882,613
  Other current assets                                                       1,966,270        1,016,050
  Deferred tax assets                                                        3,123,953          942,689
                                                                          ------------     ------------
           Total current assets                                             33,938,115       48,862,443

PROPERTY, PLANT AND EQUIPMENT                                               23,746,161       15,259,693
  Less accumulated depreciation                                             (7,121,313)      (5,666,798)
                                                                          ------------     ------------

                                                                            16,624,848        9,592,895

CONSTRUCTION IN PROGRESS                                                     2,079,650        7,352,821
INVESTMENT SECURITIES - Available for Sale                                   7,888,708                -
DEFERRED TAX ASSETS                                                         18,610,159          166,332
INTANGIBLE ASSET (Product rights), net of accumulated amortization          15,615,835       65,725,490
OTHER ASSETS                                                                   159,745          204,103
                                                                          ------------     ------------

TOTAL ASSETS                                                              $ 94,917,060     $131,904,084
                                                                          ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                        $ 2,269,776      $ 1,988,716
  Accounts payable                                                           1,208,148        5,640,054
  Rebates and chargebacks payable                                           10,750,000        8,885,000
  Accrued expenses                                                           1,667,638        3,424,859
  Unearned grant funds                                                         500,000                -
                                                                          ------------     ------------

           Total current liabilities                                        16,395,562       19,938,629

LONG-TERM DEBT, LESS CURRENT PORTION                                         7,262,672        8,104,141
DEFERRED TAX LIABILITY                                                       2,009,582        1,614,323


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock - authorized 50,000,000 shares, par value $0.001;
  issued and outstanding, 24,111,140 and 24,074,710 shares,
  respectively                                                                  24,111           24,075
  Additional paid-in capital                                                70,157,431       69,955,855
  Retained (deficit) earnings                                                 (512,535)      32,267,061
  Accumulated other comprehensive loss                                         (25,193)               -
                                                                          ------------     ------------
                                                                            69,643,814      102,246,991
 Treasury Stock at Cost - 50,900 and 0 shares, respectively                    394,570                -
                                                                          ------------     ------------

           Total shareholders' equity                                       69,249,244      102,246,991
                                                                          ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 94,917,060     $131,904,084
                                                                          ============     ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30,
                                                                        2005               2004               2003
-----------------------------------------------------------------------------------------------------------------------


NET SALES                                                          $  44,901,645          63,781,219       $ 42,486,758

COST OF SALES                                                         31,416,908          26,856,875         16,257,794
                                                                   -------------        ------------       ------------

           Gross profit                                               13,484,737          36,924,344         26,228,964

RESEARCH AND DEVELOPMENT EXPENSES                                      6,265,522           5,895,096          2,575,178
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           9,194,377           8,863,966          4,337,558
AMORTIZATION EXPENSE                                                   5,516,417           1,314,510                  -
LOSS ON SALE OF ASSETS                                                     1,466              19,803            119,279
LOSS ON IMPAIRMENT/ABANDONMENT OF ASSETS                              46,146,613                   -            136,843
                                                                   -------------        ------------       ------------

           Operating (loss)income                                    (53,639,658)         20,830,969         19,060,106
                                                                   -------------        ------------       ------------

OTHER INCOME(EXPENSE):

  Interest income                                                        165,622              43,101              2,297
  Interest expense                                                      (351,462)            (64,300)           (60,776)
                                                                   -------------        ------------       ------------

                                                                        (185,840)            (21,199)           (58,479)
                                                                   -------------        ------------       ------------

(LOSS)/INCOME BEFORE INCOME TAX EXPENSE(BENEFIT)                     (53,825,498)         20,809,770         19,001,627

INCOME TAX (BENEFIT)EXPENSE                                          (21,045,902)          7,594,316          7,334,740
                                                                   -------------        ------------       ------------

NET (LOSS)INCOME                                                   $ (32,779,596)       $ 13,215,454       $ 11,666,887
                                                                   =============        ============       ============

Basic (loss)earnings per common share                              $       (1.36)       $       0.63       $       0.58
                                                                   =============        ============       ============

Diluted (loss)earnings per common share                            $       (1.36)       $       0.63       $       0.58
                                                                   =============        ============       ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2005, 2004  AND 2003


                                          COMMON STOCK
                                 ---------------------------   ADDITIONAL      RETAINED
                                       SHARES                    PAID-IN       EARNINGS   TREASURY   ACCUM. OTHER     SHAREHOLDERS'
                                       ISSUED       AMOUNT       CAPITAL      (DEFICIT)    STOCK       COMP. LOSS        EQUITY

BALANCE, JUNE 30, 2002               19,894,257      19,894     2,360,261      7,385,894           -           -           9,766,049

Exercise of stock options               131,709         132       165,816              -           -           -             165,948
Stock Split-shares repurchased
due to odd quantity holders                (95)           -             -        (1,174)           -           -             (1,174)
Net income                                    -           -             -     11,666,887           -           -          11,666,887
                                   ------------   ---------  ------------  -------------  ----------   ---------       -------------


BALANCE, JUNE 30, 2003             $ 20,025,871   $  20,026  $  2,526,077  $  19,051,607  $        -   $       -       $  21,597,710
                                                                                       -
Exercise of stock options                36,867          37       232,079              -           -           -             232,116
Shares issued in connection
with employee stock
purchase plan                            11,972          12       161,699              -           -           -             161,711
Shares issued in connection
with JSP product rights
contract                              4,000,000       4,000    67,036,000              -           -           -          67,040,000
Net Income                                    -           -             -     13,215,454           -           -          13,215,454
                                   ------------   ---------  ------------  -------------  ----------   ---------       -------------

BALANCE, JUNE 30, 2004             $ 24,074,710   $  24,075  $ 69,955,855  $  32,267,061  $        -   $       -       $ 102,246,991
                                   ------------   ---------  ------------  -------------  ----------   ---------       -------------

Exercise of stock options                19,136          19        60,892              -           -           -              60,911
Shares issued in connection
with employee stock purchase plan        17,304          17       140,684              -           -           -             140,701
Other Comp. Loss                              -           -             -              -           -    (25,193)            (25,193)
Cost of Treasury Stock                        -           -             -              -   (394,570)           -           (394,570)
Net Loss                                      -           -             -   (32,779,596)           -           -        (32,779,596)
                                   ------------   ---------  ------------  -------------  ----------   ---------       -------------

BALANCE, JUNE 30, 2005             $ 24,111,140   $  24,111  $ 70,157,431  $   (512,535)  $(394,570)   $(25,193)       $  69,249,244
                                   ============   =========  ============  =============  ==========   =========       =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,                                                 2005                  2004                2003
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net (loss) income                                             $  (32,779,596)       $   13,215,454      $   11,666,887
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation and amortization
                                                                     6,970,932             2,506,427             982,188
      Loss on disposal/impairment of assets                         46,093,236                19,803             256,122
      Deferred tax (benefit) expense
                                                                   (20,229,832)              (37,209)            161,390
  Changes in assets and liabilities which provided (used) cash:
      Trade accounts receivable                                     15,370,358           (12,953,719)         (6,137,916)
      Inventories
                                                                     2,824,481            (4,637,452)         (3,238,591)
      Prepaid taxes                                                 (3,075,380)             (882,613)                  -
      Prepaid expenses and other current assets                       (905,862)
                                                                                            (356,057)           (261,230)
      Accounts payable                                              (4,431,906)            9,089,751
                                                                                                               4,017,952
      Accrued expenses
                                                                    (1,757,219)            2,898,429            (131,461)
      Income taxes payable                                                   -               (63,617)           (662,935)
                                                                --------------        --------------      --------------

           Net cash provided by operating activities                 8,079,212             8,799,197           6,652,406
                                                                --------------        --------------      --------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment
                                                                    (3,213,297)          (10,749,636)         (2,618,936)
  Deposits paid on machinery and equipment not yet                           -                     -                   -
received
  Purchase of intangible asset                                      (1,500,000)                    -                   -
  Purchases of AFS investment securities                            (7,913,901)                    -                   -
  Proceeds from sale of property, plant and equipment                        -                     -             375,003
                                                                --------------        --------------      --------------

           Net cash used in investing activities                   (12,627,198)          (10,749,636)         (2,243,933)
                                                                ==============        ==============      ==============

FINANCING ACTIVITIES:
  Net repayments under line of credit                                        -                     -            (202,688)
  Repayments of debt
                                                                    (2,163,015)           (1,085,669)           (842,048)
  Proceeds from grant funding                                          500,000                     -                   -
  Proceeds from debt, net of restricted cash released                1,602,606             8,080,724                   -
  Proceeds from issuance of stock                                      201,612               393,827             165,948
  Treasury stock transactions                                         (394,570)                    -                   -
  Payments made in lieu of stock split                                       -                     -              (1,174)
                                                                --------------        --------------      --------------

           Net cash (used in)provided by financing activities         (253,367)            7,388,882            (879,962)
                                                                --------------        --------------      --------------

NET (DECREASE)/INCREASE  IN CASH                                    (4,801,353)            5,438,443           3,528,511


CASH, BEGINNING OF YEAR                                              8,966,954             3,528,511                   -
                                                                --------------        --------------      --------------

CASH, END OF YEAR                                               $    4,165,601        $    8,966,954      $    3,528,511
                                                                ==============        ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid                                                 $     (351,462)       $       32,102      $       57,688
                                                                ==============        ==============      ==============
  Income taxes paid                                             $    3,149,620        $    8,540,546      $    7,436,964
                                                                ==============        ==============      ==============

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

RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial information to conform to the June 30, 2005 presentation.

REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks, require management to make subjective judgments. Unlike branded innovator drug companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS and NDC Health, in estimating future returns and other credits.

CHARGEBACKS - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the years ended June 30, 2005 and 2004:

FOR THE YEAR ENDED
JUNE 30, 2005

RESERVE CATEGORY                          CHARGEBACKS      REBATES        RETURNS       OTHER         TOTAL
                                          -----------    -----------    ----------    ---------    -----------
Reserve Balance as of
June 30, 2004                            $  6,484,500    $ 1,864,200    $  448,000    $  88,300    $ 8,885,000

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004           (4,978,300)    (1,970,000)     (523,100)     (95,800)    (7,567,200)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2005          (14,534,600)    (5,965,500)   (1,166,800)    (586,400)   (22,253,300)

Additional Reserves Charged to
Net Sales During Fiscal 2005               21,028,100      7,100,100     2,933,900      623,400     31,685,500
                                          -----------    -----------    ----------    ---------    -----------

Reserve Balance as of
June 30, 2005                             $ 7,999,700    $ 1,028,800    $1,692.000    $  29,500    $10,750,000
                                          ===========    ===========    ==========    =========    ===========


FOR THE YEAR ENDED
JUNE 30, 2004

RESERVE CATEGORY                          CHARGEBACKS      REBATES       RETURNS        OTHER         TOTAL
                                          -----------    -----------    ----------    ---------    -----------
Reserve Balance as of
June 30, 2003                             $ 1,638,000    $   889,900    $  210,200    $  33,900    $ 2,772,000

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2003           (1,604,000)    (1,166,400)     (182,700)           -     (2,953,100)

Actual Credits Issued-Related
To Sales Recorded in Fiscal 2004          (12,447,000)    (2,723,200)      (60,100)    (410,000)   (15,640,300)

Additional Reserves Charged to
Net Sales During Fiscal 2004               18,897,500      4,863,900       480,600      464,400     24,706,400
                                          -----------    -----------    ----------    ---------    -----------

Reserve Balance as of
June 30, 2004                             $ 6,484,500    $ 1,864,200    $  448,000    $  88,300    $ 8,885,000
                                          ===========    ===========    ==========    =========    ===========

The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers. The Company's customer will continually reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company's customers continually reorder the Company's products. It is common for the Company's customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers' warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer's product is considered. Otherwise, retail prescriptions would be filled with competitors' products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The Company's products have either 24 months or 36 months of shelf-life at the time of manufacture. The Company monitors its customers' purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer's resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

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


PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended June 30, 2005, 2004, and 2003 was approximately $1,799,000, $1,192,000, and $945,000, respectively.

INVESTMENT SECURITIES - The Company's investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations. All of the Company's marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive loss. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the twelve month period ended June 30, 2005.

DEFERRED DEBT ACQUISITION COSTS - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan agreements. Amortization expense for debt acquisition costs for they years ended June 30, 2005, 2004 and 2003 was approximately $23,000, $35,000 and $37,000, respectively.

SHIPPING AND HANDLING COSTS - The cost of shipping products to customers is recognized at the time the products are shipped, and is included in COST OF SALES.

RESEARCH AND DEVELOPMENT - Research and development expenses are charged to operations as incurred.

INTANGIBLE ASSETS - On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP. An impairment charge was recorded against this intangible asset in the current fiscal year. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

In June 2004, JSP's Levothyroxine Sodium tablet product received from the FDA an AB rating to the brand drug Levoxyl(R). In December 2004, the product received from the FDA a second AB rating to the brand drug Synthroid(R). As a result of the dual AB ratings, the Company is required to pay JSP an additional $1.5 million in cash to reimburse JSP for expenses related to obtaining the AB ratings. As of June 30, 2005, the Company had recorded an addition to the intangible asset of $1.5 million.

Management believes that events occurred (as described in subsequent paragraphs) which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating). As a result of the testing, the Company had determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of the date of the impairment. This impairment loss is shown on the statement of operations as a component of operating loss. Management concluded that, as of June 30, 2005, the intangible asset is correctly stated at fair value and, therefore, no adjustment was required.

Management believes that several factors contributed to the impairment of this asset. In December 2004, the Levothyroxine Sodium tablet product received the AB rating to Synthroid(R). The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid(R) caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors resulted in diminished forecasted future net cash flow which, when discounted, yield a lower present value than the carrying value of the asset before impairment.

The Company will incur annual amortization expense of approximately $1,785,000 for the intangible asset over the remaining term of the contract. For the period ending June 30, 2005, the Company incurred $5,516,000 of non-cash amortization expense associated with the JSP intangible asset.

Future annual amortization expense of the JSP intangible asset consists of the following:

Year Ending June 30,                     Annual Amortization Expense
--------------------                     ---------------------------
2006                                        $1,785,000
2007                                         1,785,000
2008                                         1,785,000
2009                                         1,785,000
2010                                         1,785,000
Thereafter                                   6,691,000
                                         -------------

                                           $15,616,000
                                         =============

ADVERTISING COSTS - The Company charges advertising costs to operations as incurred. Advertising expense for the years ended June 30, 2005, 2004 and 2003 was approximately $157,000, $291,000, and $118,000, respectively.

INCOME TAXES - The Company uses the liability method specified by Statement of Financial Accounting Standards No. 109 (FAS), Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.

SEGMENT INFORMATION - The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment-generic pharmaceuticals, accordingly the Company has one reporting segment. In accordance with FAS 131, the Company aggregates its financial information for all products and reports on one operating segment.

LONG-LIVED ASSETS - In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test on the JSP product rights intangible asset for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating). As a result of the testing, the Company has determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of March 31, 2005. This impairment loss is shown on the statement of operations as a component of operating loss. Impairment losses recognized during the years ended June 30, 2005, 2004 and 2003 were $46,093,000, $0 and $137,000, respectively.

CONCENTRATION OF MARKET AND CREDIT RISK - Five of the Company's products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 31%, 24%, 16%, 10% and 12%, respectively, of net sales for the fiscal year ended June 30, 2005; and 22%, 21%, 17%, 15%, and 10%, respectively, of net sales for the fiscal year ended June 30, 2004.


Three of the Company's customers accounted for 17%, 14%, and 9%, respectively, of net sales for the fiscal year ended June 30, 2005; and 17%, 17%, and 10%, respectively, of net sales for the fiscal year ended June 30, 2004.

Credit terms are offered to customers based on evaluations of the customers' financial condition. Generally, collateral is not required from customers. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts remaining outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

STOCK OPTIONS - At June 30, 2005, the Company had two stock-based employee compensation plans (See Note 9). The Company accounts for stock options under Statement of Financial Accounting Standards 123 (FAS 123), Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (FAS 148), Accounting for Stock Based Compensation - Transition and Disclosure. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, FAS 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in FAS 123 had been applied. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

                                                                             FISCAL YEAR ENDED JUNE 30,
                                                                  2005                 2004                 2003
Net (loss)/income, as reported                                $(32,779,596)       $ 13,215,454        $ 11,666,887
Deduct: Total compensation expense
   determined under fair value-based
   method for all stock awards                                  (2,616,888)           (950,658)           (539,029)
Add: Tax savings at effective rate                               1,023,203             346,933             208,065
                                                              -----------------------------------------------------
Pro forma net (loss)/income                                    (34,373,282)         12,611,729          11,335,923
                                                              =====================================================

(Loss)/Earnings per share:
   Basic, as reported                                         $      (1.36)       $       0.63        $       0.58
                                                              =====================================================
   Basic, pro forma                                           $      (1.43)       $       0.61        $       0.57
                                                              =====================================================
   Diluted, as reported                                       $      (1.36)       $       0.63        $       0.58
                                                              =====================================================
   Diluted, pro forma                                         $      (1.43)       $       0.60        $       0.56
                                                              =====================================================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: expected volatility of 42.6%, 31.2% and 79.1%, respectively; risk-free interest rates between 4.13% and 4.52% for 2005, 4.36% and 4.79% for 2004 and 3.89% and 4.47% for 2003; and
expected lives of ten years.

In December 2004, the FASB revised FAS 123. This Statement supersedes APB 25 and its related implementation guidance and eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in FAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123 (revised) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company plans to adopt FAS 123R (revised) for the quarter ended September 30, 2005 and is currently assessing the impact of this adoption. For further discuss, refer to Note 2.

UNEARNED GRANT FUNDS - The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.


NOTE 2.   NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), Inventory Costs - an amendment of ARB No. 43, Chapter 4. Paragraph 5 of ARB 43, Chapter 4 previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." The adoption of SFAS No. 151 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29 (SFAS No. 153). APB Opinion No. 29 requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity's expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the "similar productive assets exception," which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No.
123R), which requires companies to expense the fair value of stock options and other equity-based compensation to employees. It also provides guidance for determining whether an award is a liability-classified award or an equity-classified award, and determining fair value. SFAS No. 123R applies to all unvested stock-based payment awards outstanding as of the adoption date. Pursuant to a rule announced by the Securities and Exchange Commission in April 2005, SFAS No. 123R must be adopted no later than the beginning of the first fiscal year that begins after June 15, 2005. We have not completed an assessment of the impact on our financial statements resulting from potential modifications to our equity-based compensation structure or the use of an alternative fair value model in anticipation of adopting SFAS No. 123R. The Company plans to adopt SFAS No. 123R for the quarter ended September 30, 2005.

In May 2005, the FASB issued SFAS No.
154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

In March 2005, the FASB issued FIN 47 "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. We have not completed an assessment of the impact that adoption of FIN 47 will have on our financial statements.


NOTE 3.   INVENTORIES

Inventories at June 30, 2005 and 2004 consist of the following:

                                   2005                   2004
                                   ----                   ----
Raw Materials               $   5,091,883          $   4,195,255
Work-in-process                 1,351,112                626,647
Finished Goods                  3,303,478              7,854,975
Packaging Supplies                242,296                136,373
                            -------------          -------------
                            $   9,988,769          $  12,813,250
                            =============          =============


The preceding amounts are net of inventory obsolescence reserves of $5,300,000 and $515,000 at June 30, 2005 and 2004, respectively.

NOTE 4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2005 and 2004 consist of the following:


                                              USEFUL LIVES                 2005               2004
                                                                           ----               ----
Land                                                -                $    233,414       $     33,414
Building and improvements                     10 - 39 years             9,339,706          3,526,003
Machinery and equipment                       5 - 10 years             13,347,416         11,504,877
Furniture and fixtures                         5 - 7 years                825,625            195,399
                                                                     ------------       ------------

                                                                     $ 23,746,161       $ 15,259,693
                                                                     ============       ============



NOTE 5.   BANK LINE OF CREDIT

The Company has a $3,000,000 line of credit from Wachovia that bears interest at the prime interest rate less 0.25% (6.00% at June 30, 2005). The line of credit was renewed and extended to October 2005, at which time the Company expects to renew and extend the due date. At June 30, 2005 and 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The Company does not currently expect to borrow cash under this line of credit in the future due to the available cash on hand, and the cash expected to be provided by its results of operations in the future. The line of credit is collateralized by substantially all Company assets.



NOTE 6.   LONG-TERM DEBT

Long-term debt at June 30, 2005 and 2004 consists of the following


                                              2005                          2004
                                              ----                          ----
Tax-exempt Bond Loan                 $    1,645,720                 $   2,287,802
Mortgage Loan                             2,700,000                     2,700,000
Equipment Loan                            4,486,729                     4,205,055
Construction Loan                           699,999                       900,000
                                     --------------                 -------------
                                     $    9,532,448                 $  10,092,857
Less current portion                      2,269,776                     1,988,716
                                     --------------                 -------------
                                     $    7,262,672                 $   8,104,141
                                     ==============                 =============

In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority") to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the "Trust indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at June 30, 2005 was 2.44%. At June 30, 2005, the Company has $1,646,000 outstanding on the Authority loan, of which $644,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, Wachovia Bank, National Association (Wachovia), to secure payment of the Authority Loan and a portion of the related accrued interest. At June 30, 2005, no portion of the letter of credit has been utilized.

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

As part of the 2003 Loan Financing Agreement, the Philadelphia Industrial Development Corporation will lend the Company up to $1,250,000 as reimbursement for a portion of the Mortgage Loan from Wachovia. Until that Conversion Date occurs, the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the loan Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this Mortgage Loan, along with any accrued interest, shall be due no later than 15 years from the Conversion Date. As of June 30, 2005, the Conversion date has not taken place and the Company continues to make interest only payments. As of June 30, 2005, the Company has outstanding $2.7 million under the Mortgage Loan, of which $95,000 is classified as currently due.

The Equipment Loan consists of various term loans with maturity dates ranging from three to five years. The Company as part of the 2003 Loan Financing agreement is required to make equal payments of principal and interest. As of June 30, 2005, the Company has outstanding $4,487,000 under the Equipment Loan, of which $1,342,000 is classified as currently due.

Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of June 30, 2005, the Company has outstanding $700,000 under the Construction Loan, of which $189,000 is classified as currently due.

The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of June 30, 2005, the interest rate for the 2003 Loan Financing was 4.93%.

The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of June 30, 2005, the Company obtained a waiver from the lender due to a violation of one of its covenants. The Company expects to meet the financial covenants in the future. Annual repayments of debt, including sinking fund requirements, as of June 30, 2005 are as follows:


YEAR ENDING                                              AMOUNTS PAYABLE
JUNE 30,                                                 TO INSTITUTIONS
2006                                                             2,269,776
2007                                                             1,666,991
2008                                                             1,388,022
2009                                                             1,318,736
2010                                                               307,951
Thereafter                                                       2,580,972

                                                    -----------------------
                                                                 9,532,448
                                                    =======================





NOTE 7.   INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30.


                                                       2005                2004               2003
                                                       ----                ----               ----
Current Income Taxes
     Federal                                        $ (815,930)       $ 6,054,428       $ 5,928,720
     State and Local Taxes                                              1,577,097         1,244,630
                                                 -------------        -----------       -----------
          Total                                       (815,930)         7,631,525         7,173,350

Deferred Income Taxes
     Federal                                       (16,861,925)           (35,349)          153,320
     State and Local Taxes                          (3,368,047)            (1,860)            8,070
                                                 -------------        -----------       -----------
          Total                                    (20,229,972)           (37,209)          161,390

                       Total                     $ (21,045,902)       $ 7,594,316       $ 7,334,740
                                                 =============        ===========       ===========

A reconciliation of the differences between the effective rates and statutory rates is as follows:


                                                           2005         2004          2003
                                                           ----         ----          ----
Federal income tax at statutory rate                       35.0%        35.0%         35.0%
State and local income tax, net                             4.1%         4.9%          6.5%
Disqualifying dispositions                                  0.0%        -0.8%             -
Other                                                       0.0%        -2.6%         -2.9%
                                                           -----        -----         -----
Income taxes expense                                       39.1%        36.5%         38.6%
                                                           =====        =====         =====



The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization and accumulated depreciation. A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes. A deferred tax liability is recorded for the future liability created by different depreciation methods for financial statement and tax return purposes.

As of June 30, 2005 and 2004, temporary differences which give rise to deferred tax assets and liabilities are as follows:


     Deferred tax assets:
      Accrued expenses                                               $     14,069        $        7,020
      Reserves for Accounts Receivable and Inventory                    3,109,884               935,669
      Intangible impairment                                            17,976,270
      State net operating loss                                            158,517
      Accumulated Amortization on Intangible Asset                        475,512               166,332
                                                                     ------------        --------------

                                                                       21,734,252             1,109,021
    Valuation allowance                                                    -                    -
                                                                     ------------        --------------
           Total                                                       21,734,252             1,109,021

    Deferred tax liabilities:
    Prepaid Expenses                                                      103,479
       Property, Plant and Equipment                                    1,906,103             1,614,323
                                                                     ------------        --------------

    Net Deferred Tax Asset/(Liability)                               $ 19,724,670        $     (505,302)
                                                                     ============        ==============




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

                                                  2005                           2004                              2003
                                 --------------------------------- -----------------------------------------------------------------
                                  NET (LOSS)/INCOME     SHARES        NET INCOME        SHARES          NET INCOME        SHARES
                                      (NUMERATOR)    (DENOMINATOR)    (NUMERATOR)    (DENOMINATOR)      (NUMERATOR)    (DENOMINATOR)

Basic (loss)/earnings per
  share factors                     $ (32,779,596)     24,097,472     $ 13,215,454      20,831,750      $ 11,666,887      19,968,633
Effect of potentially dilutive
  option plans                                                                             222,194                           152,681
                                    --------------    -----------     ------------     -----------      ------------      ----------

Diluted (loss)/earnings per
  share factors                     $ (32,779,596)     24,097,472     $ 13,215,454      21,053,944      $ 11,666,887      20,121,314
                                    =============     ===========     ============      ==========      ============      ==========

Basic (loss)/earnings per share           $ (1.36)                          $ 0.63                            $ 0.58
Diluted (loss)/earnings per share         $ (1.36)                          $ 0.63                            $ 0.58



     Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the year ended June 30, 2005, 2004 and 2003 were 857,108, 178,500, and 0, respectively.


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

     In February 2003, the Company adopted the 2003 Incentive Stock Option Plan (the "2003 Plan"). Pursuant to the 2003 Plan, employees and non-employees of the Company may be granted stock options which may qualify as incentive stock options, as well as stock options which are nonqualified. The exercise price of the incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price of nonqualified options may be above or below the fair market value of the common stock on the date of the grant. The options generally vest over a three-year period and expire no later than 10 years from the date of grant. There are 1,125,000 shares reserved for under the 2003 Plan. Of this amount, options for 131,017 and 428,570 shares were granted in Fiscal 2005 and 2004, respectively, and were either exercised by the recipient, or are currently outstanding. Options for 1,395,267 shares remain available for grants under the Plan.

     A summary of the status of the combined options for both the 1993 Plan and the 2003 Plan, as of June 30, 2004 and 2003, and the changes during the years then ended is represented below:


                                               2005                                2004                            2003
                                        -----------------------------  -------------------------------------------------------------
                                                 WEIGHTED AVG.                       WEIGHTED AVG.                    WEIGHTED AVG.
                                                   EXERCISE                             EXERCISE                          EXERCISE

                                           SHARES         PRICE             SHARES        PRICE           SHARES            PRICE
Outstanding, beginning of year              801,424       $   12.45        409,721        $   7.47          151,860        $    0.94
Granted                                     131,070            7.42        428,570           16.69          398,820             7.82
Exercised                                   (19,126)           3.70        (36,867)           6.29         (131,709)            1.26
Terminated                                  (56,260)          14.02              -                           (9,250)            3.74
                                           --------       ---------        -------        --------        ---------        ---------

Outstanding, end of year                    857,108       $   13.72        801,424        $  12.45          409,721        $    7.47
                                           ========       =========        =======        ========        =========        =========
Options exercisable at year-end             386,271       $   12.85        179,184        $   7.39           98,025        $    6.82
                                           ========       =========        =======        ========        =========        =========

Weighted average fair value of options
   granted during the year                                $    7.23                       $   8.75                         $    6.48
                                                          =========                       ========                         =========


                  OPTIONS OUTSTANDING AT JUNE 30, 2005             OPTIONS EXERCISABLE AT JUNE 30, 2005
              ----------------------------------------------     ---------------------------------------------
EXERCISE            # OF         AVERAGE       AVERAGE                # OF           AVERAGE       AVERAGE
PRICE              SHARES         LIFE      EXERCISE PRICE           SHARES            LIFE     EXERCISE PRICE
$ 0.75                 2,375        4.4         $  0.75               2,375         4.4         $  0.75
$ 2.30                     0        6.5         $  2.30                   0         6.5         $  2.30
$ 4.63                29,125        7.0         $  4.63              19,417         7.0         $  4.63
$ 6.75               100,000       10.0         $  6.75                   0        10.0         $  6.75
$ 6.75                 3,260       10.0         $  6.75                   0        10.0         $  6.75
$ 7.48                 3,260       10.0         $  7.48                   0        10.0         $  7.48
$ 7.97               257,703        7.3         $  7.97             187,617         7.3         $  7.97
$ 9.02                20,000        9.5         $  9.02               6,667         9.5         $  9.02
$10.99                 4,550       10.0         $ 10.99                   0        10.0         $ 10.99
$11.27                33,125        7.7         $ 11.27              33,125         8.7         $ 11.27
$18.72                 7,500        8.2         $ 18.72               5,000         8.2         $ 18.72
$17.36               156,000        8.3         $ 17.36              52,000         8.3         $ 17.36
$16.86                27,710        8.8         $ 16.86               9,237         8.8         $ 16.86
$16.04               212,500        8.9         $ 16.04              70,833         8.9         $ 16.04
            -----------------                                ---------------
                     857,108                                        386,271
            =================                                ===============


The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148. Under this statement, companies may use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date, based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.123 had been applied. Starting in the first quarter of Fiscal year

2006, the Company will account for stock options under SFAS no. 123R, "Share-Based Payment". For further discussion refer to Note 2, "New Accounting Standards".

NOTE 10.   EMPLOYEE STOCK PURCHASE PLAN

In February 2003, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"). Employees eligible to participate in the ESPP may purchase shares of the Company's stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company's common stock for issuance under the ESPP. As of June 30, 2005, 29,293 shares have been issued under the ESPP.



NOTE 11.   EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401k plan (the "Plan") covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to each employee's contribution, but not to exceed 3% of the employee's compensation for the Plan year. Contributions to the Plan during the years ended June 30, 2005, 2004 and 2003 were $246,000, $187,000 and $103,000, respectively.

NOTE 12.   CONTINGENCIES

The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the years ended June 30, 2005, 2004 and 2003.

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

In 2004 and 2005, the Company entered into three, separate confidential agreements with ThePharmaNetwork, LLC (TPN) pursuant to which the company agreed to collaborate to develop, manufacture, supply, and commercialize a certain generic pharmaceutical drug product. In August 2005, TPN filed a lawsuit against various defendants, including the Company, seeking, among other things, to terminate the three agreements between the Company and TPN.

The matter is currently pending before the United States District Court for the District of New Jersey. The Company has filed an answer denying the allegations. The Company has also filed counterclaims against TPN and its principal, Jonathan
B. Rome, for, among other things, breach of contract. Because of the confidential nature of the agreements and the generic pharmaceutical drug product at issue, the Company has requested that the Court place all documents under seal to prevent the wrongful disclosure of the Company's sensitive, confidential, and proprietary information. The Company's request for a temporary restraining order was granted. As a result, TPN is temporarily restrained from competing against Lannett or collaborating with Lannett's competitors with respect to the drug product at issue. TPN is also temporarily restrained from using, disclosing or disseminating any confidential information about this drug product until after the hearing on the preliminary injunction, which is scheduled for Sept. 14, 2005. TPN received a temporary restraining order prohibiting Lannett from disclosing TPN's "confidential information" until after the preliminary injunction hearing on Sept. 14, 2005. At this time, Management is unable to estimate a range of loss, if any, related to this action. Management believes that the outcome of this litigation will not have a material adverse impact on the financial position or results of operation of the Company.


In addition to the matters reported herein, the Company is involved in litigation which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the consolidated financial position or results of operations.

NOTE 13.   COMMITMENTS

LEASES

The Company's headquarters, administrative offices, quality control laboratory, and manufacturing and production facilities, consisting of approximately 31,000 square feet, are located at 9000 State Road, Philadelphia, Pennsylvania.

In December 1997, the Company entered into a three-year and three-month lease for a 23,500 square foot facility located at 500 State Road, Bensalem Bucks County, Pennsylvania. This facility houses laboratory research, warehousing and distribution operations. The leased facility is located approximately 2 miles from the Company headquarters. In January 2001, the Company extended this lease through April 30, 2004. After that time, the Company renewed the lease again through April 30, 2005. The move to 9001 Torresdale Ave, Philadelphia, PA was completed in January 2005.

On July 1, 2003, the Company entered into a lease/purchase option agreement for a 63,000 square foot facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania, approximately 1 mile from the Company's headquarters. On November 26, 2003, the Company exercised its option to purchase the facility. The Company's laboratory research, warehousing and distribution operations, sales and accounting departments are now housed there. The Company no longer utilizes nor has any lease obligations to the 500 State Road facility.

In addition to the above, the Company has operating leases, expiring in 2008, for office equipment. Future minimum lease payments under these agreements are as follows:

Year ended June 30,                                    Amount
                                                       ------
2006                                                   30,132
2007                                                   30,132
2008                                                   30,132
                                                 ------------
    Total                                        $     90,396
                                                 ============

     Rental expense for the years ended June 30, 2005, 2004 and 2003 was approximately $50,000, $321,000 and $138,000, respectively.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Arthur Bedrosian, Brian Kearns, Kevin Smith and Bernard Sandiford (the "Named Executives"). Each of the agreements provide for an annual base salary and eligibility to receive a bonus. The salary and bonus amounts of the Named Executives are determined by the Board of Directors. Additionally, the Named Executives are eligible to receive stock options, which are granted at the discretion of the Board of Directors, and in accordance with the Company's policies regarding stock option grants.

Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability. In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between one year and three years.


NOTE 14.   RELATED PARTY TRANSACTIONS

The Company had sales of approximately $590,000, $590,000 and $348,000 during the years ended June 30, 2005, 2004 and 2003, respectively, to a generic distributor, Auburn Pharmaceutical Company (the "related party") in which the owner, Jeffrey Farber, is the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. Accounts receivable includes amounts due from the related party of approximately $179,000, and $117,000 at June 30, 2005 and 2004, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.


Stuart Novick, the son of Marvin Novick, a Director on the Company's Board of Directors through January 13, 2005, was employed by two insurance brokerage companies (the "Insurance Brokers") that provide insurance agency services to the Company. The Company paid approximately $732,200, $499,000 and $28,000 during Fiscal 2005, 2004 and 2003, respectively, to the Insurance Companies for various insurance coverage policies. There was approximately $17,200 and $9,400 due to the Insurance Companies as of June 30, 2005 and 2004, respectively. In the Company's opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement pursuant which it purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owns the ANDA. This agreement is subject to Lannett Holdings, Inc's ability to obtain FDA approval to use the proprietary rights. In the event that such FDA approval cannot be obtained, Pharmeral, Inc. must repay the $100,000 to Lannett Holdings, Inc. Accordingly, the Company has treated this payment as a prepaid asset. Arthur

Bedrosian, President of Lannett, was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc. This transaction was approved by the Board of Directors of Lannett and, in its opinion, the terms were not more favorable to the related party than they would have been to a non-related party.


NOTE 15.   MATERIAL CONTRACT WITH SUPPLIER

The Company's primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 62% of the Company's inventory purchases in Fiscal 2005, 81% in Fiscal 2004 and 62% in Fiscal 2003. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid(R). The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty
(30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board") provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of June 30, 2005, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Note 1 - intangible assets for additional disclosure and discussion of this impairment.

NOTE 16.  UNEARNED GRANT FUNDS

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of June 30, 2005, the Company has recognized the grant funding as a short term liability under the caption of Unearned Grant Funds.

NOTE 17.  INVESTMENT SECURITIES - AVAILABLE-FOR-SALE

The amortized cost, gross unrealized gains and losses, and fair value of the Company's available-for-sale securities as of June 30, 2005 are summarized as follows (there were no investment securities as of June 30, 2004):

Available for Sale Securities            6/30/05
-----------------------------
                                                              Gross         Gross
                                            Amortized      Unrealized     Unrealized
                                               Cost           Gains         Losses       Fair Value
                                           -----------     ----------     ----------     ----------
U.S. Government Treasury                   $         -     $        -     $        -     $         -
U.S. Government Agency                       6,582,022          8,970        (35,794)      6,555,198
Mortgage-Backed Securities                     363,429              -        (10,105)        353,324
Asset-Backed Securities                        985,245          5,361        (10,421)        980,185
                                           -----------     ----------     ----------     -----------
                                           $ 7,930,696     $   14,331     $  (56,320)    $ 7,888,708
                                           ===========     ==========     ==========     ===========


The amortized cost and fair value of the Company's current available-for-sale securities by contractual maturity at June 30, 2005 are summarized as follows:

                                                     30-Jun-05
                                                 Available for Sale
                                            ------------------------------
                                              Amortized         Fair
                                                Cost            Value
                                            --------------  --------------
Due in one year or less                     $           -   $           -
Due after one year through five years           5,136,208       5,115,807
Due after five years through ten years            791,760         792,426
Due after ten years                             2,002,728       1,980,475
                                            --------------  --------------
                                                7,930,696       7,888,708
                                            ==============  ==============


The Company uses the specific identification method to determine the cost of securities sold. For the year ended June 30, 2005, the Company had realized losses of $1,466. There were no realized losses for the year ended June 30, 2004.

There were no securities held from a single issuer that represented more than 10% of shareholders' equity. The Company adopted Emerging Issues Task Force
(EITF) Issue No. 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments as of June 30, 2004. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of June 30, 2005:

                                                     Less than 12 months            12 months or longer             Total
                                                 -----------------------------  -------------------------  -------------------------
         Description of             Number of          Fair       Unrealized        Fair     Unrealized          Fair     Unrealized
           Securities              Securities         Value          Loss          Value        Loss            Value        Loss
---------------------------------  ------------  -----------------------------  -------------------------  -------------------------
U.S. Government Agency                 26           4,272,375          (35,794)   $      -   $          -     4,272,375     (35,794)
Mortgage-Backed Securities              3             353,325          (10,105)          -              -       353,325     (10,105)
Asset-Backed Securities                 7             316,619          (10,421)          -              -       316,619     (10,421)
                                   ------------  -----------------------------  -------------------------  -------------------------
      Total temporarily
      impaired investment
      securities                       36        $ 4,942,319      $    (56,320)   $      -   $          -  $ 4,942,319   $  (56,320)
                                   ============  =============================  =========================  =========================


There were no securities determined by management to be other-than-temporarily impaired for the year ended June 30, 2005.

NOTE 18.  COMPREHENSIVE INCOME

The Company's other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of June 30, 2005 and 2004:

COMPREHENSIVE (LOSS) INCOME                     FOR YEAR ENDED:

                                           6/30/2005        6/30/2004
                                         --------------   --------------
Other Comprehensive Loss:
Unrealized Holding Loss on Securities          (41,989)               -
Add: Tax savings at effective rate              16,796                -
                                         --------------   --------------

Total Unrealized Loss on Securities, Net       (25,193)               -
                                         --------------   --------------

Total Other Comprehensive Loss                 (25,193)               -
Net (Loss) Income                          (32,779,596)      13,215,454
                                         --------------   --------------

Total Comprehensive (Loss) Income          (32,804,789)      13,215,454
                                         ==============   ==============

There were no items of other comprehensive income in Fiscal years 2004 and 2003.

NOTE 19.  SUBSEQUENT EVENT

In August 2005, the Company loaned $2 million to an active pharmaceutical ingredient (API) supplier. Terms of the loan included an initial annual interest rate of 10%, payable interest only on an annual basis for the first three years of the loan. The loan then converts to an interest rate of Prime rate plus 500 basis points for monthly payments for year four, when the remaining interest and entire principal amount is scheduled to be paid down. The Company received warrants associated with this loan that may be exercised at a future date. The Company also purchased shares of this API supplier from one of the founding partners for $500,000 cash. This founding partner has an option to buy back these shares at any time over the next 30 months for $600,000. The combined total of the shares associated with the warrants and the equity purchase represents a minority position in this API supplier.


NOTE 20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Lannett's unaudited quarterly consolidated results of operations and market price information are shown below:

                                                          FOURTH                 THIRD             SECOND             FIRST
                                                          Quarter               Quarter           Quarter            Quarter
FISCAL 2005
Net Sales                                              $  9,368,438.00     $  7,603,189.00    $ 12,918,522.00    $ 15,011,496.00
Cost of Goods Sold                                       12,443,756.00        4,266,839.00       7,085,479.00       7,620,834.00
                                                       ---------------     ---------------    ---------------    ---------------
     Gross Profit                                        (3,075,318.00)       3,336,350.00       5,833,043.00       7,390,662.00
Other Operating Expenses                                  5,620,448.00       51,888,438.00       4,466,319.00       5,149,190.00
                                                       ---------------     ---------------    ---------------    ---------------
Operating Income                                         (8,695,766.00)     (48,552,088.00)      1,366,724.00       2,241,472.00
Other Expense                                                40,145.00           45,194.00          54,326.00          46,175.00
Income Taxes                                             (3,010,067.00)     (19,438,914.00)        524,921.00         878,156.00
                                                       ---------------     ---------------    ---------------    ---------------
Net (Loss) Income                                           (5,725,844)        (29,158,368)           787,477          1,317,141
                                                       ===============     ===============    ===============    ===============
   Basic (Loss) Earnings Per Share                     $         (0.24)    $         (1.21)   $          0.03    $          0.05
                                                       ===============     ===============    ===============    ===============
   Diluted (Loss) Earnings Per Share                   $         (0.24)    $         (1.21)   $          0.03    $          0.05
                                                       ===============     ===============    ===============    ===============

FISCAL 2004
Net Sales                                              $ 17,985,581.00     $ 16,000,251.00    $ 16,573,601.00    $ 13,221,786.00
Cost of Goods Sold                                        8,451,582.00        6,947,195.00       6,660,845.00       4,797,253.00
                                                       ---------------     ---------------    ---------------    ---------------
     Gross Profit                                         9,533,999.00        9,053,056.00       9,912,756.00       8,424,533.00
Other Operating Expenses                                  6,412,636.00        3,638,461.00       3,429,246.00       2,613,032.00
                                                       ---------------     ---------------    ---------------    ---------------
Operating Income                                          3,121,363.00        5,414,595.00       6,483,510.00       5,811,501.00
Other Income/(Expense)                                      (25,119.00)           1,632.00          10,404.00          (8,116.00)
Income Taxes                                                336,120.00        2,217,829.00       2,661,367.00       2,379,000.00
                                                       ---------------     ---------------    ---------------    ---------------
Net Income                                                   2,760,124           3,198,398          3,832,547          3,424,385
                                                       ===============     ===============    ===============    ===============
     Basic Earnings Per Share                          $          0.12     $          0.16    $          0.19    $          0.17
                                                       ===============     ===============    ===============    ===============
     Diluted Earnings Per Share                        $          0.12     $          0.16    $          0.19    $          0.17
                                                       ===============     ===============    ===============    ===============

                                                          FOURTH                 THIRD             SECOND             FIRST
                                                          QUARTER               QUARTER           QUARTER            QUARTER
FISCAL 2003
Net Sales                                              $    12,157,035     $    11,019,906    $    10,183,161    $     9,126,656
Cost of Goods Sold                                           4,479,690           3,976,519          3,965,474          3,836,110
                                                       ---------------     ---------------    ---------------    ---------------
     Gross Profit                                            7,677,345           7,043,387          6,217,687          5,290,546
Other Operating Expenses                                     2,156,995           1,869,699          1,791,829          1,350,336
                                                       ---------------     ---------------    ---------------    ---------------
Operating Income                                             5,520,350           5,173,688          4,425,858          3,940,210
Other Expense                                                   17,244               3,974             13,321             23,940
Income Taxes                                                 2,406,418           1,914,081          1,649,624          1,364,617
                                                       ---------------     ---------------    ---------------    ---------------
Net Income                                                   3,096,688           3,255,633          2,762,913          2,551,653
                                                       ===============     ===============    ===============    ===============
   Basic Earnings Per Share                            $          0.15     $          0.16    $          0.14    $          0.13
                                                       ===============     ===============    ===============    ===============
   Diluted Earnings Per Share                          $          0.15     $          0.16    $          0.14    $          0.13
                                                       ===============     ===============    ===============    ===============

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

           10.5              2003 Stock Option Plan             Incorporated by reference to the Proxy Statement      -
                                                                for Fiscal Year Ending June 30, 2002

           10.6              Terms of Employment Agreement      Incorporated by reference to Exhibit 10.6 to the
                             with Kevin Smith                   Annual Report on 2003 Form 10-KSB

          Exhibit
          Number             Description                        Method of Filing                                      Page
          ------             -----------                        ----------------                                      ----
           10.7              Terms of Employment Agreement      Incorporated by reference to Exhibit 10 to the
                             with Arthur Bedrosian              Quarterly Report on Form 10-Q dated May 12, 2004.

           10.8              Terms of Employment Agreement      Incorporated by reference to Exhibit 10.9 to the
                             with Larry Dalesandro              Annual Report on 2004 Form 10-KSB

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

            11               Computation of Earnings Per Share  Filed Herewith                                        95

            13               Annual Report on Form 10-K         Filed Herewith                                        1-100

            21               Subsidiaries of the Company        Filed Herewith                                        96

           23.1              Consent of Grant Thornton          Filed Herewith                                        97

           31.1              Certification of Chief Executive   Filed Herewith                                        98
                             Officer Pursuant to Section 302
                             of the Sarbanes-Oxley Act of 2002

           31.2              Certification of Chief Financial   Filed Herewith                                        99
                             Officer Pursuant to Section 302
                             of the Sarbanes-Oxley Act of 2002

            32               Certifications of Chief            Filed Herewith                                       100
                             Executive Officer and Chief
                             Financial Officer Pursuant to
                             Section 906 of the
                             Sarbanes-Oxley Act of 2002