Form 10-Q
period 2005-09-30
LANNETT CO INC
filed 2005-11-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 0-9036
LANNETT COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)
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
Yes ☑                               No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑                               No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).
Yes ☐                               No ☑
As of October 31, 2005, there were 24,125,884 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	9/30/2005	6/30/2005
ASSETS
Current Assets
Cash	$2,981,086	$4,165,601
Trade accounts receivable (net of allowance)	14,785,501	10,735,529
Inventories	10,792,031	9,988,769
Prepaid taxes	2,900,352	3,957,993
Deferred tax assets — current portion	3,123,953	3,123,953
Other current assets	1,871,005	1,966,270

Total current assets	36,453,928	33,938,115

Property, plant, & equipment	24,652,227	23,746,161
Less accumulated depreciation	(7,629,447)	(7,121,313)

	17,022,780	16,624,848

Construction in progress	1,788,721	2,079,650
Investments — available for sale	6,519,359	7,888,708
Note receivable	2,000,000	—
Intangible asset, net of accumulated amortization	15,169,669	15,615,835
Deferred tax asset — less current portion	18,637,874	18,610,159
Other assets	154,280	159,745

Total Assets	$97,746,611	$94,917,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	967,834	1,208,148
Accrued expense	3,265,806	1,667,638
Unearned grant funds	500,000	500,000
Current portion of long term debt	2,269,776	2,269,776
Rebates and chargebacks	10,865,000	10,750,000

Total current liabilities	17,868,416	16,395,562

Long term debt, less current portion	6,698,656	7,262,672
Deferred tax liabilities	2,009,582	2,009,582

Total Liabilities	26,576,654	25,667,816

Shareholders’ Equity

Common stock — authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,118,674 and 24,111,140, respectively	24,118	24,111
Additional paid-in capital	70,518,733	70,157,431
Retained earnings (deficit)	1,088,441	(512,535)
Accumulative other comprehensive loss, net	(66,765)	(25,193)

	71,564,527	69,643,814
Treasury stock at cost — 50,900 shares	394,570	394,570

Total shareholders’ equity	71,169,957	69,249,244

Total Liabilities and Shareholders’ Equity	$97,746,611	$94,917,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the three months ended:
	9/30/2005	9/30/2004
Net sales	$13,641,532	$15,011,496
Cost of sales	6,862,785	7,620,834

Gross profit	6,778,747	7,390,662

Research and development	1,141,101	1,348,217
Selling, general, & administrative	2,577,135	2,110,889
Amortization of intangible assets	446,166	1,690,084

Operating income	2,614,345	2,241,472

Other income (expense):

Interest expense	(108,003)	(61,053)
Interest income	148,049	14,878

	40,046	(46,175)

Income before income tax expense	2,654,391	2,195,297

Income tax expense	1,053,415	878,156

Net income	$1,600,976	$1,317,141

Basic earnings per share	$0.07	$0.05

Diluted earnings per share	$0.07	$0.05

Basic weighted average number of shares	24,110,790	24,082,401

Diluted weighted average number of shares	24,117,149	24,199,904
The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Retained		Accumulated Other	Total
	Common Stock		Paid-in	Earnings	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Stock	Loss, net	Equity
Balance at June 30, 2005	24,111,140	$24,111	$70,157,431	$(512,535)	$(394,570)	$(25,193)	$69,249,244

Shares issued in connection with employee stock purchase plan	7,534	7	33,413				33,420

Amortization expense in connection with employee stock options			327,889				327,889

Unrealized net losses on investment securities, net of reclassification adjustments and income taxes						(41,572)	(41,572)

Net Income				1,600,976			1,600,976

Balance at September 30, 2005	24,118,674	$24,118	$70,518,733	$1,088,441	$(394,570)	$(66,765)	$71,169,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	9/30/2005	9/30/2004
OPERATING ACTIVITIES:
Net income	$1,600,976	$1,317,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	954,300	2,081,056
Deferred tax (benefit) expense	(27,715)	—
Stock compensation expense	327,889	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(3,934,972)	7,314,319
Inventories	(803,262)	(5,394,745)
Prepaid taxes	1,057,641	778,156
Prepaid expenses and other assets	100,730	267,982
Accounts payable	(240,314)	(3,094,961)
Accrued expenses	1,598,168	(1,039,744)

Net cash provided by operating activities	633,441	2,229,204

INVESTING ACTIVITIES:
Purchases of property, plant and equipment(including construction in progress)	(615,137)	(1,182,253)
Sales(purchases) of investment securities — available for sale	1,327,777	(2,669,440)
Purchase of note receivable	(2,000,000)	—

Net cash used in investing activities	(1,287,360)	(3,851,693)

FINANCING ACTIVITIES:
Repayments of debt	(564,016)	(470,968)
Proceeds from grant funding	—	500,000
Proceeds from debt, net of restricted cash released	—	1,602,610
Proceeds from issuance of stock	33,420	67,849

Net cash (used in)provided by financing activities	(530,596)	1,699,491

NET (DECREASE)/INCREASE IN CASH	(1,184,515)	77,002

CASH, BEGINNING OF PERIOD	4,165,601	8,966,954

CASH, END OF PERIOD	$2,981,086	$9,043,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION —
Interest paid	$108,003	$61,053

Income taxes paid	$—	$100,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
Note 1. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for fiscal year-end 2006 solely on our results of operations for the three months ended September 30, 2005. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2005.
Note 2. Summary of Significant Accounting Policies
Lannett Company, Inc. and subsidiaries (the “Company”), a Delaware corporation, develop, manufacture, package, market, and distribute pharmaceutical products sold under generic chemical names.
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
Principles of Consolidation – The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiary, Lannett Holdings, Inc.
Reclassifications – Certain reclassifications have been made to the prior period’s financial information to conform to the September 30, 2005 presentation.
Revenue Recognition – The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.
Chargebacks – The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.
Rebates – Rebates are offered to the Company’s key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers’ individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.
Returns – Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases. The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.
Other Adjustments – Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2005 and 2004:

For the three months ended:
September 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual Credits Issued-Related To Sales Recorded in Fiscal 2004	(572,700)	(1,341,900)	(41,800)	(335,600)	(2,292,000)

Actual Credits Issued-Related To Sales Recorded in Fiscal 2005	(3,995,900)	(301,100)	(261,400)	(107,300)	(4,665,700)

Additional Reserves Charged to Net Sales During Fiscal 2005	5,147,100	1,500,200	12,100	413,300	7,072,700

Reserve Balance as of September 30, 2005	$8,578,200	$886,000	$1,400,900	$(100)	$10,865,000

For the three months ended:
September 30, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual Credits Issued-Related To Sales Recorded in Fiscal 2003	(3,236,300)	(1,936,500)	(408,400)	(87,000)	(5,668,200)

Actual Credits Issued-Related To Sales Recorded in Fiscal 2004	(662,800)	(396,600)	—	—	(1,059,400)

Additional Reserves Charged to Net Sales During Fiscal 2004	4,828,900	2,609,400	284,000	300	7,722,600

Reserve Balance as of September 30, 2004	$7,414,300	$2,140,500	$323,600	$1,600	$9,880,000

The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers. The Company’s customer will continually reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company’s customers continually reorder the Company’s products. It is common for the Company’s customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer’s product is considered. Otherwise, retail prescriptions would be filled with competitors’ products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The Company’s products have from 18 months to 36 months of shelf-life at the time of manufacture. The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.
The products that the Company sells are generic versions of brand named drugs. The consumer markets for such drugs are well-established markets with many years of historically-confirmed consumer demand. Such consumer demand may be affected by several factors, including alternative treatments, cost, etc. However, the effects of changes in such consumer demand for the Company’s products, like generic products manufactured by other generic companies, are gradual in nature. Any overall decrease in consumer demand for generic products generally occurs over an extended period of time. This is because there are thousands of doctors, prescribers, third-party payers, institutional formularies and other buyers of drugs that must change prescribing habits and medicinal practices before such a decrease would affect a generic drug market. If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.
Accounts Receivable– The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within both the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Inventories – The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company’s inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.
Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three months ended September 30, 2005 and 2004 was approximately $508,000 and $384,500, respectively.

Investment Securities – The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations, and a $500,000 equity investment in an API provider. All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. The Company accounts for its investment in the API provider at cost. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the three month period ended September 30, 2005.
Deferred Debt Acquisition Costs – Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for debt acquisition costs for the three months ended September 30, 2005 and 2004 was approximately $5,500 and $6,500, respectively.
Shipping and Handling Costs – The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.
Research and Development – Research and development expenses are charged to operations as incurred.
Advertising Costs – The Company charges advertising costs to operations as incurred. Advertising expense for the three months ended September 30, 2005 and 2004 was approximately $40,500 and $74,200, respectively.
Income Taxes - The Company uses the liability method specified by Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.
Segment Information – The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment-generic pharmaceuticals, accordingly the Company has one reporting segment. In accordance with FAS 131, the Company aggregates its financial information for all products and reports on one operating segment. The Company’s products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2005 and 2004:

	For the Three Months Ended
Medical Indication	9/30/05	9/30/04
Migraine Headache	$3,173,000	$3,294,000
Epilepsy	3,360,000	4,314,000
Heart Failure	1,748,000	1,445,000
Thyroid Deficiency	3,857,000	5,338,000
Other	1,503,000	620,000

Total	$13,641,000	$15,011,000

Concentration of Market and Credit Risk – Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 28%, 25%, 15%, 13%, and 8%, respectively, of net sales for the three months ended September 30, 2005. The same five products accounted for 31%, 24%, 10%, 34%, and 4%, respectively, of net sales for the three months ended September 30, 2004.
Credit terms are offered to customers based on evaluations of the customers’ financial condition. Generally, collateral is not required from customers. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Stock Options — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment” (SFAS 123(R)). This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments. Under the standard, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.
At September 30, 2005, the Company had two stock-based employee compensation plans. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, nor in the three-month period ended September 30, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method.
Accordingly, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model. The following ranges of assumptions were used to compute share-based compensation:

Risk-free interest rate	2.92% - 4.5%
Expected volatility	55.36%
Expected dividend yield	0.0%
Expected life (in years)	5.00
Forfeiture rate	3.0%
Weighted average fair value at date of grant	$2.36 - $9.54
Expected volatility is based on the historical volatility of the price of our common shares over the past three years, the date we commenced trading on the AMEX. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.
     The following table presents all share-based compensation costs recognized in our statements of income:

	Three Months Ended September 30,
	2005	2004
Method used to account for share-based compensation	Fair Value	Intrinsic

Share-based compensation under SFAS 123(R)	$327,964	$—

Tax benefit at effective rate	$79,350	$—
     The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards:

	Three Months Ended September 30,
	2005	2004
Net income — as reported	$1,600,976	$1,317,141

Deduct: total share-based compensation, determined under fair value based method	—	(448,028)
Add: tax benefit at effective rate	—	179,218

Net income — pro forma	$1,600,976	$1,048,331

Basic earnings per share — as reported	$0.07	$0.05
Basic earnings per share — pro forma	$0.07	$0.04
Diluted earnings per share — as reported	$0.07	$0.05
Diluted earnings per share — pro forma	$0.07	$0.04
     A summary of award activity under the Plans as of September 30, 2005, and changes during the three months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life
Outstanding at July 1, 2005	857,108	$11.93
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2005	857,108	$11.93	$—	8.2
Outstanding at September 30, 2005 and not yet vested	415,584	$12.69	$—	8.4
Exercisable at September 30, 2005	428,671	$11.16	$—	7.8
As of September 30, 2005, there was approximately $1,932,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.5 years.
Unearned Grant Funds – The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows. The results of operations for the three month ended September 30, 2005 and 2004 are not necessarily indicative of results for the full year. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Note 3. New Accounting Standards
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (SFAS No. 153). APB Opinion No. 29 requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.
In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. We have not completed an assessment of the impact that adoption of FIN 47 will have on our financial statements.

     Note 4. Inventories
     Inventories consist of the following:

	September 30,	June 30,
	2005	2005
	(unaudited)
Raw materials	$5,979,373	$5,091,883
Work-in-process	1,508,704	1,351,112
Finished goods	2,951,171	3,303,478
Packaging supplies	352,783	242,296

	$10,792,031	$9,988,769

The preceding amounts are net of inventory reserves of $4,950,000 and $5,300,000 at September 30, 2005 and June 30, 2005, respectively.
Note 5. Property, Plant and Equipment
Property, plant and equipment consists of the following:

		Sept. 30	June 30,
	Useful Lives	2005	2005
Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	9,871,945	9,339,706
Machinery and equipment	5 - 10 years	13,721,243	13,347,416
Furniture and fixtures	5 - 7 years	825,625	825,625

		$24,652,227	$23,746,161

Note 6. Investment Securities — Available-for-Sale
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

September 30, 2005
Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	5,213,451	161	(88,826)	5,124,786
Mortgage-Backed Securities	354,068	—	(15,119)	338,949
Asset-Backed Securities	563,115	180	(7,671)	555,624

	$6,630,634	$341	$(111,616)	$6,519,359

June 30, 2005
Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency	$6,582,022	$8,970	$(35,794)	$6,555,198
Mortgage-Backed Securities	363,429	—	(10,105)	353,324
Asset-Backed Securities	985,245	5,361	(10,421)	980,185

	$7,930,696	$14,331	$(56,320)	$7,888,708

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at September 30, 2005 are summarized as follows:

	September 30, 2005
	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	4,275,073	4,215,679
Due after five years through ten years	736,956	727,494
Due after ten years	1,618,605	1,576,186

	$6,630,634	$6,519,359

The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than 15% of shareholders’ equity.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of September 30, 2005:

As of September 30, 2005
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency	26	4,708,503	(84,822)	150,473	(4,004)	4,858,976	(88,826)
Mortgage-Backed Securities	3	338,949	(15,119)	—	—	338,949	(15,119)
Asset-Backed Securities	7	440,429	(7,671)	—	—	440,429	(7,671)

Total temporarily impaired investment securities	36	$5,487,881	$(107,612)	$150,473	$(4,004)	$5,638,354	$(111,616)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At September 30, 2005, there were approximately 36 out of 40 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.
Note 7. Note Receivable
A loan agreement with an API provider (the “Borrower”) was entered into in July 2005. In the agreement, the Company loaned the Borrower $2,000,000 to finance general business activities. The note receivable is backed by a promissory note and a security interest in substantially all the Borrower’s assets. Interest on the principal balance will be earned at 10% per annum for the first three years, and then at variable rates based on the Prime Rate plus 500 basis points. Borrower shall pay all interest that has accrued and is due and owing on the Loan on the first, second and third anniversary date of this Agreement. The Borrower shall pay the principal balance on the loan, plus accrued interest, in twenty four equal consecutive monthly installments beginning July 2008.
Note 8. Bank Line of Credit
The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (6.50% at September 30, 2005). The line of credit was renewed and extended to January 31, 2006. At September 30, 2005 and 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit.
Note 9. Unearned Grant Funds
In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of September 30, 2005, the Company has recognized the grant funding as a short term liability under the caption of Unearned Grant Funds.

Note 10. Long-Term Debt
Long-term debt consists of the following:

	September 30,	June 30,
	2005	2005
	(unaudited)
Tax-exempt Bond Loan	$1,481,970	$1,645,720
Mortgage Loan	2,700,000	2,700,000
Equipment Loan	4,136,463	4,486,729
Construction Loan	649,999	699,999

	$8,968,432	$9,532,448
Less current portion	2,269,776	2,269,776

	$6,698,656	$7,262,672

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”). A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”). The interest rate fluctuates on a weekly basis. The effective interest rate at September 30, 2005 was 2.90%. At September 30, 2005, the Company has $1,481,970 outstanding on the Authority loan, of which $644,196 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2005, no portion of the letter of credit has been utilized.
The Company has entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the building, the renovation and setup of the building, and the Company’s other anticipated capital expenditures for Fiscal 2004, including the implementation of its new Enterprise Resource Planning (ERP) system, and a new fluid bed drying process center at its current manufacturing plant at 9000 State Road. The 2003 Loan Financing includes the following:
1)	A Mortgage Loan for $2.7 million, used to finance the purchase of the Torresdale Avenue facility, and certain renovations at the facility.

2)	An Equipment Loan for up to $6 million, which will be used to finance equipment, the ERP system implementation and other capital expenditures.

3)	A Construction Loan for $1 million, used to finance the construction and fit up of the fluid bed drying process center, which is adjacent to the Company’s current manufacturing plant at 9000 State Road.
As part of the 2003 Loan Financing Agreement, the Philadelphia Industrial Development Corporation will lend the Company up to $1,250,000 as reimbursement for a portion of the Mortgage Loan from Wachovia. Until that Conversion Date occurs, the Company is required to make interest only payments on the Mortgage Loan. Commencing on the first day of the month following the Conversion Date, the Company is required to make monthly payments of principal and interest in amounts sufficient to fully amortize the principal balance of the

Mortgage Loan 15 years after the Conversion Date. The entire outstanding principal amount of this Mortgage Loan, along with any accrued interest, shall be due no later than 15 years from the Conversion Date. As of September 30, 2005, the Conversion date has not taken place and the Company continues to make interest only payments. As of September 30, 2005, the Company has outstanding $2.7 million under the Mortgage Loan, of which $95,366 is classified as currently due.
The Equipment Loan consists of various term loans with maturity dates ranging from three to five years. The Company as part of the 2003 Loan Financing agreement is required to make equal payments of principal and interest. As of September 30, 2005, the Company has outstanding $4,136,463 under the Equipment Loan, of which $1,341,583 is classified as currently due.
Under the Construction Loan, the Company is required to make equal monthly payments of principal and interest beginning on January 1, 2004 and ending on November 30, 2008, the maturity date of the loan. As of September 30, 2005, the Company has outstanding $649,999 under the Construction Loan, of which $188,631 is classified as currently due.
The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of September 30, 2005, the interest rate for the 2003 Loan Financing was 5.91%.
The Company has executed a Security Agreement with Wachovia in which the Company has agreed to use substantially all of its assets to collateralize the amounts due to Wachovia under the 2003 Loan Financing.
The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of September 30, 2005, the Company has complied with such terms, and successfully met its financial covenants.
Note 11. Income Taxes
The provision for federal, state and local income taxes for the three month period ended September 30, 2005 and 2004 was $1,053,415 and $878,156, respectively, with effective tax rates of 40.0% and 40.0%, respectively.
Note 12. Earnings Per Share
Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings Per Share, requires the presentation of basic and diluted earnings per share on the face of the Company’s consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of FAS 128. A reconciliation of the Company’s basic and diluted earnings per share follows:

		Three Months Ended September 30,
	2005		2004
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings per share factors	$1,600,976	24,110,790	$1,317,141	24,082,401

Effect of dilutive stock options		6,359		117,503

Diluted earnings per share factors	$1,600,976	24,117,149	$1,317,141	24,199,904

Basic earnings per share	$0.07		$0.05
Diluted earnings per share	$0.07		$0.05
Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2005 and 2004 were 825,608 and 461,495, respectively.
Note 13. Comprehensive Income
The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of September 30, 2005 and 2004:

COMPREHENSIVE (LOSS) INCOME	For the Three Months Ended
	9/30/2005	9/30/2004
Other Comprehensive Loss:
Unrealized Holding Loss on Securities	(69,287)	(2,036)
Add: Tax savings at effective rate	27,715	814

Total Unrealized Loss on Securities, Net	(41,572)	(1,222)

Total Other Comprehensive Loss	(41,572)	(1,222)
Net Income	1,600,976	1,317,141

Total Comprehensive Income	1,559,404	1,315,919

Note 14. Related Party Transactions
The Company had sales of approximately $162,000 and $133,000 during the three months ended September 30, 2005 and 2004, respectively, to a distributor (the “related party”) owned by Jeffrey Farber, the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. Accounts receivable includes amounts due from the related party of approximately $131,000 and $116,000 at September 30, 2005 and 2004, respectively. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
     Stuart Novick, the son of Marvin Novick, a Director on the Company’s Board of Directors through January 13, 2005, was employed by two insurance brokerage companies (the “Insurance Brokers”) that provide insurance agency services to the Company. The Company paid approximately $0 and $24,000 during the three months ended September 30, 2005 and 2004 to the Insurance Brokers for various insurance policies. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owns the ANDA. This agreement is subject to the Company’s ability to obtain FDA approval to use the proprietary rights. In the event that an approval can not be obtained, Pharmeral, Inc. must repay the $100,000 to the Company. Accordingly, the Company has treated this payment as a prepaid asset. Arthur Bedrosian, President of the Company, was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc. This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.
Note 15. Material Contract with Supplier
The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsule; Digoxin tablets; and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®. The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within sixty (60) days of notice from the non-breaching party.
During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company. The minimum quantity to be purchased in the first year of the agreement was $15 million. Thereafter, the minimum quantity to be purchased increases by $1 million per year up to $24 million for the last year of the ten-year contract. The Company met the minimum purchase requirement for the first year of the contract, but there is no guarantee that the Company will be able to continue to do so in the future. If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.
Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of March 31, 2005, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.
Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Note 1 above for additional disclosure and discussion of this impairment.
In October 2004, the Company signed an agreement with Orion Pharma (“Orion”), based in Finland to purchase and distribute three drug products. Under the terms of the agreement, Orion will supply Lannett with the finished products and all laboratory documentation and Lannett will coordinate the completion of the clinical biostudies necessary to submit Abbreviated New Drug Applications (“ANDAs”) to the Food and Drug Administration.

Note 16. Contingencies
The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three months ended September 30, 2005 and 2004.
In 2004 and 2005, the Company entered into three, separate confidential agreements with ThePharmaNetwork, LLC (TPN) pursuant to which the company agreed to collaborate to develop, manufacture, supply, and commercialize a certain generic pharmaceutical drug product. In August 2005, TPN filed a lawsuit against various defendants, including the Company, seeking, among other things, to terminate the three agreements between the Company and TPN. The matter is currently pending before the United States District Court for the District of New Jersey. The Company filed an answer denying the allegations. The Company filed counterclaims against TPN and its principal, Jonathan B. Rome, for, among other things, breach of contract. Because of the confidential nature of the agreements and the generic pharmaceutical drug product at issue, the Company has requested that the Court place all documents under seal to prevent the wrongful disclosure of the Company’s sensitive, confidential, and proprietary information. The Company’s request for a temporary restraining order was granted. As a result, TPN is temporarily restrained from competing against the Company or collaborating with the Company’s competitors with respect to the drug product at issue. All parties to the litigation have reached an agreement in principal to resolve their respective disputes. The Company anticipates that the parties will execute appropriate forms of settlement and release agreements shortly and that all claims against the Company will soon be dismissed with prejudice.
DES CASES
The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol (“DES”), a synthetic hormone. Prior litigation established that the Company’s pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denies coverage for actions alleging involvement of the Company filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. At this time, management is unable to estimate a range of loss, if any, related to these actions. Management believes that the outcome of these cases will not have a material adverse impact on the financial position or results of operations of the Company.
In addition to the matters reported herein, the Company is involved in litigation which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
Introduction
The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
In addition to historical information, this Form 10-Q contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-K filed by the Company in Fiscal 2005, and any Current Reports on Form 8-K filed by the Company.
In addition to the risks and uncertainties posed generally by the generic drug industry, the Company faces the following risks and uncertainties:
▪	competition from other manufacturers of generic drugs;

▪	potential declines in revenues and profits from individual generic pharmaceutical products due to competitors’ introductions of their own generic equivalents;

▪	new products or treatments by other manufacturers that could render the Company’s products obsolete;

▪	the value of the Company’s common stock has fluctuated widely in the past, which could lead to investment losses for shareholders;

▪	intense regulation by government agencies may delay the Company’s efforts to commercialize new drug products; and

▪	dependence on third parties to supply raw materials and certain finished goods inventory — any failure to obtain a sufficient supply of raw materials from these suppliers could materially and adversely affect the Company’s business.
Because of the foregoing and other factors, the Company may experience fluctuations in future operating results on a quarterly or annual basis which could materially adversely affect the business, financial condition, operating results and the Company’s stock price.

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
Stock Options – We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,”(123(R)) effective July 1, 2005. We applied the standard using the modified prospective-transition method with no restatement of prior periods. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, nor in the three-month period ended September 30, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
Since we applied the standard using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model. Total share-based compensation expense under SFAS 123(R) was $328,000 for the three-month period ended September 30, 2005. Total compensation cost related to non-vested awards not yet recognized is $1,932,000 and the weighted average period over which it is to be recognized is 1.5 years.
Revenue Recognition – The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.
Chargebacks – The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.” Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.
Rebates – Rebates are offered to the Company’s key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers’ individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.
Returns – Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases. The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.
Other Adjustments – Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2005 and 2004:

For the three months ended:
September 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual Credits Issued-Related To Sales Recorded in Fiscal 2005	(572,700)	(1,341,900)	(41,800)	(335,600)	(2,292,000)

Actual Credits Issued-Related To Sales Recorded in Fiscal 2006	(3,995,900)	(301,100)	(261,400)	(107,300)	(4,665,700)

Additional Reserves Charged to Net Sales During Fiscal 2005	5,147,100	1,500,200	12,100	413,300	7,072,700

Reserve Balance as of September 30, 2005	$8,578,200	$886,000	$1,400,900	$(100)	$10,865,000

For the three months ended:
September 30, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual Credits Issued-Related To Sales Recorded in Fiscal 2003	(3,236,300)	(1,936,500)	(408,400)	(87,000)	(5,668,200)

Actual Credits Issued-Related To Sales Recorded in Fiscal 2004	(662,800)	(396,600)	—	—	(1,059,400)

Additional Reserves Charged to Net Sales During Fiscal 2004	4,828,900	2,609,400	284,000	300	7,722,600

Reserve Balance as of September 30, 2004	$7,414,300	$2,140,500	$323,600	$1,600	$9,880,000

The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers. The Company’s customer will continually reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company’s customers continually reorder the Company’s products. It is common for the Company’s customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer’s product is considered. Otherwise, retail prescriptions would be filled with competitors’ products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The Company’s products have from 18 months to 36 months of shelf-life at the time of manufacture. The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.
The products that the Company sells are generic versions of brand named drugs. The consumer markets for such drugs are well-established markets with many years of historically-confirmed consumer demand. Such consumer demand may be affected by several factors, including alternative treatments, cost, etc. However, the effects of changes in such consumer demand for the Company’s products, like generic products manufactured by other generic companies, are gradual in nature. Any overall decrease in consumer demand for generic products generally occurs over an extended period of time. This is because there are thousands of doctors, prescribers, third-party payers, institutional formularies and other buyers of drugs that must change prescribing habits and medicinal practices before such a decrease would affect a generic drug market. If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.
Accounts Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the both Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Inventories – The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company’s inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.
     Results of Operations — Three months ended September 30 ,2005 compared with three months ended September 30, 2004
     Net sales decreased 9% from $15,011,000 for the three months ended September 30, 2004 (“First Quarter Fiscal 2005”) to $13,642,000 for the three months ended September 30, 2005 (“First Quarter Fiscal 2006”). The decrease was primarily due to decreased sales of Levothyroxine Sodium and Unithroid by $1.5 million. The thyroid medications decreased primarily due to a delay in the AB rating of Levothyroxine. Sales of Primidone tablets decreased by approximately $1.1 million because the Company is no longer the primary manufacturer of the 50mg Primidone tablet. Sales of Butalbital with Aspirin and Caffeine capsules and Butalbital with Aspirin and Caffeine with Codeine, however, stayed steady. Digoxin tablet sales helped offset the decreases by increasing $350,000. The decreases were offset by $1.3 million in sales by the remaining products, including new products launched in the quarter.
     The Company sells its products to customers in various categories. The table below identifies the Company’s approximate net sales to each category for the three months ended September 30, 2005 and 2004:

	For the Three Months Ended
Customer Category	9/30/2005	9/30/2004
Wholesaler/Distributor	$7,746,000	$10,071,000
Retail Chain	3,405,000	2,839,000
Mail-Order Pharmacy	1,601,000	1,348,000
Private Label	890,000	753,000

Total	$13,642,000	$15,011,000

     Cost of sales decreased 10% from $7,621,000 for the First Quarter Fiscal 2005 to $6,863,000 for the First Quarter Fiscal 2006. The decline in cost of sales is due to a decrease in direct variable costs such as raw materials and costs of finished goods as a result of lower sales levels. Gross profit margins for the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 were 50% and 49%, respectively. The increase in the gross profit percentage is due to improved product mix from the introduction of new drugs. Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.
     Research and development (“R&D”) expenses decreased 15% from $1,348,000 for the First Quarter Fiscal 2005 to $1,141,000 for the First Quarter Fiscal 2006. The decrease is primarily due to a decrease in the number of generic bioequivalence tests which are commonly required for ANDA submissions.
     Selling, general and administrative expenses increased 41% from $2,111,000 for the First Quarter Fiscal 2005 to $2,577,000 for the First Quarter Fiscal 2006. The increase is primarily due to the adoption of SFAS 123(R) which contributed stock compensation expense of $328,000, and Sarbanes-Oxley- related accounting and consulting costs of approximately $288,000.
     Amortization expense for the intangible asset for the three months ended September 30, 2005 and 2004 was approximately $ 446,000 and $1,690,000, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.
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
     Management believes that several factors contributed to the impairment of this asset. In December 2004, the Levothyroxine Sodium tablet product received the AB rating to Synthroid®. The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid® caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors has resulted in diminished forecasted future net cash flows which, when discounted, yield a lower present value than the carrying value of the asset before impairment.
     For the remaining nine years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.
     As a result of the items discussed above, the Company’s financial results increased from an operating income of $2,241,000 in the First Quarter Fiscal 2005 to an operating income of $2,614,000 in the First Quarter of Fiscal 2006.
     The Company’s interest expense increased from approximately $61,000 in the First Quarter Fiscal 2005 to approximately $108,000 in the First Quarter Fiscal 2006 primarily as a result of an increase of 276 basis points in the variable rates of the Construction and Equipment loans. Interest income increased from approximately $15,000 in the First Quarter Fiscal 2005 to approximately $148,000 in the First Quarter Fiscal 2006, as a result of increasing investments of excess cash in marketable securities.
     The Company’s income tax expense increased from $878,000 in the First Quarter Fiscal 2005 to $1,053,000 in the First Quarter Fiscal 2006 as a result of the Company’s increased operating income. The effective tax rate held steady at 40% in the First Quarter Fiscal 2005 to First Quarter of 2006.
     The Company reported net income of $1,601,000 in the First Quarter Fiscal 2006, or $0.07 basic and diluted loss per share, compared to net income of $1,317,000 in the First Quarter Fiscal 2005, or $0.05 basic and diluted income per share.
Liquidity and Capital Resources
     Net cash provided by operating activities of $633,441 for the three months ended September 30, 2005 was attributable to net income of $1,600,976, as adjusted for the effects of non-cash items of $1,254,474 and decrease in operating assets and liabilities of $2,222,009. Significant changes in operating assets and liabilities are comprised of:
1.	A increase in trade accounts receivable of $3,934,972 due to a $4,273,094 increase in First Quarter Fiscal 2006 sales.

2.	An increase in inventories of $803,262 is partly due to a decrease of inventory obsolescence of $350,000 of Levothyroxine Sodium tablets in part because of higher than expected sales of Levothyroxine Sodium tablets. Also, in anticipation of new product introduction, inventory increased over the prior period.

3.	A decrease in prepaid taxes of $1,057,641 primarily attributable to estimated tax payments on net income that offsets previous tax payments that were made during Fiscal 2005 while in a net loss position.

4.	An increase in accrued expenses of $1,598,168 due in part by an increase in consulting fees because Sarbanes Oxley Compliance as well expenses relating to the legal proceedings. It is also attributable to a performance based bonus.

     The net cash used in investing activities of $1,287,360 for the three months ended September 30, 2005 was attributable to the Company’s purchase of a $2,000,000 note receivable. This was partially offset by the sale of a portion of the Company’s investment securities, which consist primarily of U. S. government and agency marketable debt securities.
The following table summarizes the remaining repayments of debt, including sinking fund requirements as of September 30, 2005 for the subsequent twelve month periods:

Amounts Payable
Twelve Month Periods	to Institutions
2006	$2,269,776
2007	1,551,137
2008	1,404,500
2009	1,039,860
2010	280,107
Thereafter	2,423,052

$8,968,432

     The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (6.50% at September 30, 2005). The line of credit was renewed and extended to January 31, 2006. At September 30, 2005 and 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit.
     The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of September 30, 2005, the Company has complied with such terms, and successfully met its financial covenants.
     In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of September 30, 2005, the Company has recognized the grant funding as a current liability under the caption of Unearned Grant Funds.
     Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company’s short-term or long-term liquidity or financial condition.
Prospects for the Future
The Company has several generic products under development. These products are all orally-administered, products designed to be generic equivalents to brand named innovator drugs. The Company’s developmental drug products are intended to treat a diverse range of indications. As the oldest generic drug manufacturer in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market. These ANDAs are simply dormant on the Company’s records. Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it. If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug. Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA. The Company would then redevelop the product and submit it to the FDA for supplemental approval. The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.
A majority of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs). The products under development are at various stages in the development cycle—formulation, scale-up, and/or clinical testing. Depending on the complexity of the active ingredient’s chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies. It can range from $100,000 to $1 million. Some of Lannett’s developmental products will require bioequivalence studies, while others will not—depending on the FDA’s Orange Book classification. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.
In addition to the efforts of its internal product development group, Lannett has contracted with an outside firm for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle — formulation, analytical method development and testing and manufacturing scale-up. These products are orally-administered solid dosage products intended to treat a diverse range of medical indications. It is the Company’s intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company’s own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to compliment the progress of its own internal R&D efforts.
Occasionally the Company will work on developing a drug product that does not require FDA approval. The FDA allows generic manufacturers to manufacture and sell products which are equivalent to innovator drugs which are grand-fathered, under FDA rules, prior to the passage of the Hatch-Waxman Act of 1984. The FDA allows generic manufacturers to produce and sell generic versions of such grand-fathered products by simply performing and internally documenting the product’s stability over a period of time. Under this scenario, a generic company can forego the time required for FDA ANDA approval.
The Company has also contracted with Spectrum Pharmaceuticals Inc., based in California, to market generic products developed and manufactured by Spectrum and/or its partners. The first applicable product under this agreement is ciprofloxacin tablets, the generic version of Cipro®, an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. The Company has also initiated discussions with UniChem, of India, and Orion Pharma, of Finland, for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.
The majority of the Company’s R&D projects are being developed in-house under Lannett’s direct supervision and with Company personnel. Management believes the future spending on product development, including bio equivalency studies, will likely increase in future periods. Hence, the Company does not believe that its outside contracts for product development and manufacturing supply, including Spectrum Pharmaceuticals Inc., are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms. Since the

Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.
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

PART I. FINANCIAL INFORMATION
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the three months ended September 30, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
Changes in Internal Controls
There were no significant changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

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
The PharmaNetwork, LLC
In 2004 and 2005, the Company entered into three, separate confidential agreements with ThePharmaNetwork, LLC (TPN) pursuant to which the company agreed to collaborate to develop, manufacture, supply, and commercialize a certain generic pharmaceutical drug product. In August 2005, TPN filed a lawsuit against various defendants, including the Company, seeking, among other things, to terminate the three agreements between the Company and TPN. The matter is currently pending before the United States District Court for the District of New Jersey. The Company filed an answer denying the allegations. The Company filed counterclaims against TPN and its principal, Jonathan B. Rome, for, among other things, breach of contract. Because of the confidential nature of the agreements and the generic pharmaceutical drug product at issue, the Company has requested that the Court place all documents under seal to prevent the wrongful disclosure of the Company’s sensitive, confidential, and proprietary information. The Company’s request for a temporary restraining order was granted. As a result, TPN is temporarily restrained from competing against the Company or collaborating with the Company’s competitors with respect to the drug product at issue. All parties to the litigation have reached an agreement in principal to resolve their respective disputes. The Company anticipates that the parties will execute appropriate forms of settlement and release agreements shortly and that all claims against the Company will soon be dismissed with prejudice.
DES Cases
The Company is currently engaged in several civil actions as a co-defendant with many other manufacturers of Diethylstilbestrol (“DES”), a synthetic hormone. Prior litigation established that the Company’s pro rata share of any liability is less than one-tenth of one percent. The Company was represented in many of these actions by the insurance company with which the Company maintained coverage during the time period that damages were alleged to have occurred. The insurance company denies coverage for actions alleging involvement of the Company filed after January 1, 1992. With respect to these actions, the Company paid nominal damages or stipulated to its pro rata share of any liability. The Company has either settled or is currently defending over 500 such claims. At this time, management is unable to estimate a range of loss, if any, related to these actions. Management believes that the outcome of these cases will not have a material adverse impact on the financial position or results of operations of the Company.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: Nov. 7, 2005	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

	By:	/s/ William Farber
William Farber
Chairman of the Board and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	39

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	40

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith	41