Form 10-Q
period 2005-12-31
LANNETT CO INC
filed 2006-02-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .
Commission File No. 001-31298
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes ☐	No ☑
As of January 23, 2006, there were 24,135,625 shares of the issuer’s common stock, $.001 par value, outstanding.
Page 1 of 41 pages
Exhibit Index on Page 38

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	12/31/2005	6/30/2005
ASSETS
Current Assets
Cash	$87,169	$4,165,601
Trade accounts receivable (net of allowance)	17,357,057	10,735,529
Inventories	10,890,571	9,988,769
Prepaid taxes	2,107,305	3,957,993
Deferred tax assets — current portion	3,123,953	3,123,953
Other current assets	1,871,173	1,966,270

Total current assets	35,437,228	33,938,115

Property, plant, & equipment	25,033,226	23,746,161
Less accumulated depreciation	(8,159,900)	(7,121,313)

	16,873,326	16,624,848

Construction in progress	3,471,432	2,079,650
Investments — available for sale	5,590,014	7,888,708
Note receivable	2,000,000	—
Intangible asset, net of accumulated amortization	14,723,502	15,615,835
Deferred tax asset — less current portion	18,593,364	18,610,159
Other assets	216,042	159,745

Total Assets	$96,904,908	$94,917,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,468,010	$1,208,148
Accrued expense	2,765,526	1,667,638
Unearned grant funds	500,000	500,000
Current portion of long term debt	1,037,087	2,269,776
Rebates and chargebacks	9,074,208	10,750,000

Total current liabilities	14,844,831	16,395,562

Long term debt, less current portion	7,234,179	7,262,672
Deferred tax liabilities	2,009,582	2,009,582

Total Liabilities	24,088,592	25,667,816

Shareholders’ Equity

Common stock — authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,125,884 and 24,111,140, respectively	24,126	24,111
Additional paid-in capital	70,908,450	70,157,431
Retained earnings (deficit)	2,352,516	(512,535)
Accumulated other comprehensive loss, net	(74,206)	(25,193)

	73,210,886	69,643,814
Treasury stock at cost — 50,900 shares	394,570	394,570

Total shareholders’ equity	72,816,316	69,249,244

Total Liabilities and Shareholders’ Equity	$96,904,908	$94,917,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended:		Six months ended:
	(UNAUDITED)		(UNAUDITED)
	12/31/2005	12/31/2004	12/31/2005	12/31/2004

Net sales	$15,228,767	$12,918,521	$28,870,299	$27,930,017
Cost of sales	8,063,974	7,085,479	14,926,759	14,706,313

Gross profit	7,164,793	5,833,042	13,943,540	13,223,704

Research and development	2,420,977	1,000,437	3,562,077	2,348,654
Selling, general, & administrative	2,204,916	1,776,392	4,782,051	3,887,281
Amortization of intangible assets	446,167	1,690,084	892,333	3,380,168

Operating income	2,092,733	1,366,129	4,707,079	3,607,601

Other income (expense):

Interest expense	(85,441)	(87,630)	(193,444)	(148,683)
Interest income	99,300	33,899	247,349	48,777

	13,859	(53,731)	53,905	(99,906)

Income before income tax expense	2,106,592	1,312,398	4,760,984	3,507,695

Income tax expense	842,518	524,921	1,895,933	1,403,077

Net income	$1,264,074	$787,477	$2,865,051	$2,104,618

Basic earnings per share	$0.05	$0.03	$0.12	$0.09

Diluted earnings per share	$0.05	$0.03	$0.12	$0.09

Basic weighted average number of shares	24,125,884	24,093,609	24,122,181	24,088,038

Diluted weighted average number of shares	24,151,222	24,185,378	24,140,863	24,192,686
The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Retained		Accumulated Other	Total
	Common Stock		Paid-in	Earnings	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Stock	Loss, net	Equity

Balance at June 30, 2005	24,111,140	$24,111	$70,157,431	$(512,535)	$(394,570)	$(25,193)	$69,249,244

Shares issued in connection with employee stock purchase plan	14,744	15	65,036				65,051

Amortization expense in connection with employee stock options			685,983				685,983

Unrealized net losses on investment securities, net of reclassification adjustments and income taxes						(49,013)	(49,013)

Net Income				2,865,051			2,865,051

Balance at December 31, 2005	24,125,884	$24,126	$70,908,450	$2,352,516	$(394,570)	$(74,206)	$72,816,316

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	12/31/2005	12/31/2004

OPERATING ACTIVITIES:
Net income	$2,865,051	$2,104,618
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,930,920	4,214,504
Deferred tax expense	16,795	—
Stock compensation expense	685,983	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(8,297,320)	8,676,423
Inventories	(901,802)	(3,272,743)
Prepaid taxes	1,850,688	203,078
Prepaid expenses and other assets	38,800	(129,764)
Accounts payable	259,862	(4,778,937)
Accrued expenses	1,097,888	(2,698,043)

Net cash (used in)provided by operating activities	(453,135)	4,319,136

INVESTING ACTIVITIES:
Purchases of property, plant and equipment(including construction in progress)	(2,678,847)	(2,037,335)
Sales(purchases) of investment securities — available for sale	2,249,681	(2,886,575)
Purchase of note receivable	(2,000,000)	—

Net cash used in investing activities	(2,429,166)	(4,923,910)

FINANCING ACTIVITIES:
Repayments of debt	(7,011,182)	(1,034,985)
Proceeds from grant funding	—	500,000
Proceeds from debt, net of restricted cash released	5,750,000	1,602,610
Proceeds from issuance of stock	65,051	158,426

Net cash (used in)provided by financing activities	(1,196,131)	1,226,051

NET (DECREASE)/INCREASE IN CASH	(4,078,432)	621,277

CASH, BEGINNING OF PERIOD	4,165,601	8,966,954

CASH, END OF PERIOD	$87,169	$9,588,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$193,444	$148,683

Income taxes paid	$—	$1,200,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
Note 1. Interim Financial Information
     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for fiscal year-end 2006 solely on our results of operations for the six months ended December 31, 2005. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2005.
Note 2. Summary of Significant Accounting Policies
Lannett Company, Inc. and subsidiary (the “Company”), a Delaware corporation, develop, manufacture, package, market, and distribute pharmaceutical products sold under generic chemical names.
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
Principles of Consolidation — The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiary, Lannett Holdings, Inc.
Reclassifications — Certain reclassifications have been made to the prior period’s financial information to conform to the December 31, 2005 presentation.
Revenue Recognition — The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.
Rebates — Rebates are offered to the Company’s key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers’ individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.
Returns — Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases. The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.
Other Adjustments — Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2005 and 2004:

For the six months ended:
December 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual Credits Issued	(10,774,309)	(3,437,104)	(1,579,410)	(411,843)	(16,202,666)

Additional Reserves Charged to Net Sales During Fiscal 2006	10,756,058	2,697,566	602,950	470,300	14,526,874

Reserve Balance as of December 31, 2005	$7,981,449	$289,262	$715,540	$87,957	$9,074,208

For the six months ended:
December 31, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual Credits Issued	(8,607,300)	(5,036,700)	(875,900)	(361,500)	(14,881,400)

Additional Reserves Charged to Net Sales During Fiscal 2005	9,808,000	5,642,700	737,900	472,800	16,661,400

Reserve Balance as of December 31, 2004	$7,685,200	$2,470,200	$310,000	$199,600	$10,665,000

The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers. The Company’s customer will continually reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company’s customers continually reorder the Company’s products. It is common for the Company’s customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer’s product is considered. Otherwise, retail prescriptions would be filled with competitors’ products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The Company’s products have from 18 months to 36 months of shelf-life at the time of manufacture. The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts. The Company attempts to minimize any potential returns (or shelf life issues) by maintaining an active dialogue with the customers.
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
Accounts Receivable — The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within both the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Inventories — The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company’s inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.
Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three months ended December 31, 2005 and 2004 was approximately $530,000 and $450,000, respectively. Depreciation expense for the six months ended December 31, 2005 and 2004 was approximately $1,039,000 and $834,000, respectively.
Investment Securities — The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations, and a $500,000 equity investment in an API provider. All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. The Company accounts for its investment in the API provider at cost. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the six month period ended December 31, 2005.
Deferred Debt Acquisition Costs — Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for debt acquisition costs for the three months ended December 31, 2005 and 2004 was approximately $36,000 and $5,500, respectively. Amortization expense for debt acquisition costs for the six months ended December 31, 2005 and 2004 was approximately $42,000 and $11,000, respectively.
Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.
Research and Development — Research and development expenses are charged to operations as incurred.
Advertising Costs — The Company charges advertising costs to operations as incurred. Advertising expense for the three months ended December 31, 2005 and 2004 was approximately $100,000 and $33,000, respectively. Advertising expense for the six months ended December 31, 2005 and 2004 were $141,000 and $107,000, respectively.
Income Taxes — The Company uses the liability method specified by Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.
Segment Information — The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment-generic pharmaceuticals, accordingly the Company has one reporting segment. In accordance with FAS 131, the Company aggregates its financial information for all products and reports on one operating segment. The Company’s products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company’s approximate net product sales by medical indication for the three and six months ended December 31, 2005 and 2004:

	For the Three Months Ended		For the Six Months Ended
Medical Indication	12/31/05	12/31/04	12/31/05	12/31/04
Migraine Headache	$3,346,000	$3,181,000	$6,519,000	$6,470,000
Epilepsy	3,329,000	4,573,000	6,689,000	8,874,000
Heart Failure	1,518,000	1,771,000	3,266,000	3,208,000
Thyroid Deficiency	3,411,000	2,736,000	7,280,000	8,101,000
Other	3,625,000	658,000	5,116,000	1,277,000

Total	$15,229,000	$12,919,000	$28,870,000	$27,930,000

Concentration of Market and Credit Risk — Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 22%, 22%, 10%, 11%, and 11%, respectively, of net sales for the three months ended December 31, 2005. The same five products accounted for 37%, 26%, 14%, 16%, and 6%, respectively, of net sales for the three months ended December 31, 2004; 25%, 23%, 13%, 11%, 10% of net sales for the six months ended December 31, 2005; 34%, 24%, 12%, 26%, and 5%, respectively, of net sales for the six months ended December 31, 2004.
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
At December 31, 2005, the Company had two stock-based employee compensation plans. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, nor in the three-month or six month period ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method.
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
     The following table presents all share-based compensation costs recognized in our statements of income:

	Six Months Ended December 31,
	2005	2004
Method used to account for share-based compensation	Fair Value	Intrinsic

Share-based compensation under SFAS 123(R)	$685,983	$—

Tax benefit at effective rate	$158,700	$—
     The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards:

	Six Months Ended December 31,
	2005	2004
Net income — as reported	$2,865,051	$2,104,618

Deduct: total share-based compensation, determined under fair value based method	—	(1,823,644)
Add: tax benefit at effective rate	—	729,459

Net income — pro forma	$2,865,051	$1,010,428

Basic earnings per share — as reported	$0.12	$0.09
Basic earnings per share — pro forma	$0.12	$0.04
Diluted earnings per share — as reported	$0.12	$0.09
Diluted earnings per share — pro forma	$0.12	$0.04

     A summary of award activity under the Plans as of December 31, 2005, and changes during the six months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life
Outstanding at July 1, 2005	857,108	$13.72
Granted	83,500	5.18
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2005	940,608	$11.33	$—	8.2
Outstanding at December 31, 2005 and not yet vested	418,527	$11.17	$—	8.4
Exercisable at December 31, 2005	522,081	$11.45	$—	7.8
As of December 31, 2005, there was approximately $1,806,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.5 years.
Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows. The results of operations for the six months ended December 31, 2005 and 2004 are not necessarily indicative of results for the full year. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Note 3. New Accounting Standards
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (SFAS No. 153). APB Opinion No. 29 requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial statements.
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
Note 4. Inventories
     Inventories consist of the following:

	December 31,	June 30,
	2005	2005
	(unaudited)
Raw materials	$5,201,001	$5,091,883
Work-in-process	1,551,236	1,351,112
Finished goods	3,773,164	3,303,478
Packaging supplies	365,170	242,296

	$10,890,571	$9 ,988,769

The preceding amounts are net of inventory reserves of $4,380,000 and $5,300,000 at December, 2005 and June 30, 2005, respectively.
Note 5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

		Dec. 31	June 30,
	Useful Lives	2005	2005
		(unaudited)
Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	9,981,309	9,339,706
Machinery and equipment	5 - 10 years	13,992,878	13,347,416
Furniture and fixtures	5 - 7 years	825,625	825,625

		$25,033,226	$23,746,161

Note 6. Investment Securities — Available-for-Sale
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

	31-Dec-05
	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	4,446,934	32	(99,561)	4,347,405
Mortgage-Backed Securities	342,843	—	(16,232)	326,611
Asset-Backed Securities	423,914	—	(7,916)	415,998

	$5,213,691	$32	$(123,709)	$5,590,014

	June 30, 2005
	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency	$6,582,022	$8,970	$(35,794)	$6,555,198
Mortgage-Backed Securities	363,429	—	(10,105)	353,324
Asset-Backed Securities	985,245	5,361	(10,421)	980,185

	$7,930,696	$14,331	$(56,320)	$7,888,708

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at December 31, 2005 are summarized as follows:

	31-Dec-05
	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	3,705,499	4,129,671
Due after five years through ten years	388,581	380,873
Due after ten years	1,119,611	1,079,470

	$5,213,691	$5,590,014

The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than 15% of shareholders’ equity.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of December 31, 2005:

As of December 31, 2005
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government Agency	27	4,144,456	(95,797)	138,401	(3,764)	4,282,857	(99,561)
Mortgage-Backed Securities	3	326,611	(16,232)	—	—	326,611	(16,232)
Asset-Backed Securities	4	415,998	(7,916)	—	—	415,998	(7,916)

Total temporarily impaired
investment securities	34	$4,887,065	$(119,945)	$138,401	$(3,764)	$5,025,466	$(123,709)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At December 31, 2005, there were approximately 34 out of 36 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.
Note 7. Note Receivable
A loan agreement with an API provider (the “Borrower”) was entered into in July 2005. In the agreement, the Company loaned the Borrower $2,000,000 to finance general business activities. The note receivable is secured by a promissory note and a security interest in substantially all the Borrower’s assets. Interest on the principal balance will be earned at 10% per annum for the first three years, and then at variable rates based on the Prime Rate plus 500 basis points. Borrower shall pay all interest that has accrued and is due and owing on the Loan on the first, second and third anniversary date of this Agreement. The Borrower shall pay the principal balance on the loan, plus accrued interest, in twenty four equal consecutive monthly installments beginning July 2008.
Note 8. Bank Line of Credit
The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (7.00% at December 31, 2005). The line of credit was renewed and extended to November 30,

2006. At December 31, 2005 and 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit
Note 9. Unearned Grant Funds
In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of December 31, 2005, the Company has recognized the grant funding as a short term liability under the caption of Unearned Grant Funds.

Note 10. Long-Term Debt
Long-term debt consists of the following:

	December 31,	June 30,
	2005	2005
	(unaudited)
PIDC Regional Center, LP III Loan	$4,500,000	$-0-
Pennsylvania Industrial Development Authority Loan	1,250,000	-0-
Tax-exempt Bond Loan	1,318,220	1,645,720
Mortgage Loan	-0-	2,700,000
Equipment Loan	1,203,046	4,486,729
Construction Loan	-0-	699,999

	$8,271,266	$9,532,448
Less current portion	1,037,087	2,269,766

	$7,234,179	$7,262,672

On December 13, 2005 the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC). With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan. These loans were with Wachovia Bank. $4,500,000 was financed through the Immigrant Investor Program (PIDC Regional Center, LP III). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum. The outstanding principle balance shall be due and payable 5 years (60 months) from January 1, 2006. The remaining $1,250,000 is financed through the Pennsylvania Industrial Development Authority (PIDA Loan). The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarters per annum. As of December 31, 2005, none of the PIDC Loan is currently due and $61,571 is currently due on the PIDA Loan.
In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”). A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”). The interest rate fluctuates on a weekly basis. The effective interest rate at December 31, 2005 was 3.67%. At December 31, 2005, the Company has $1,318,220 outstanding on the Authority loan, of which $654,996 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 2005, no portion of the letter of credit has been utilized.
The Equipment Loan consists of a term loan with a maturity date of five years. The Company as part of the 2003 Loan Financing agreement with Wachovia is required to make equal payments of principal and interest. As of December 31, 2005, the Company has outstanding $1,203,046 under the Equipment Loan, of which $320,520 is classified as currently due.

The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of December 31, 2005, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 5.89%.
The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to use substantially all of its assets to collateralize the amounts due.
The terms of the line of credit, the loan agreement, the related letter of credit, the Equipment loan, and the PIDC financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios . As of December 31, 2005, the Company has complied with such terms, and successfully met its financial covenants.
Note 11. Income Taxes
The provision for federal, state and local income taxes for the three month period ended December 31, 2005 and 2004 was $843,000 and $525,000, respectively, with effective tax rates of 40.0% and 39.9%, respectively. The provision for federal, state, and local income taxes for the six month period ended December 31, 2005 and 2004 was $1,896,000 and $1,403,000, respectively, with effective tax rates of 40.0% and 39.9% respectively.
Note 12. Earnings Per Share
Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings Per Share, requires the presentation of basic and diluted earnings per share on the face of the Company’s consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of FAS 128. A reconciliation of the Company’s basic and diluted earnings per share follows:

	Three Months Ended December 31,
	2005		2004
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings per share factors	$1,264,850	24,125,884	$784,477	24,093,609

Effect of dilutive stock options		25,338		91,769

Diluted earnings per share factors	$1,264,850	24,151,222	$784,477	24,185,378

Basic earnings per share	$0.05		$0.03
Diluted earnings per share	$0.05		$0.03

	Six Months Ended December 31,
	2005		2004
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings per share factors	$2,865,051	24,122,181	$2,104,618	24,088,038

Effect of dilutive stock options		45,590		104,648

Diluted earnings per share factors	$2,865,051	24,140,863	$2,104,618	24,192,686

Basic earnings per share	$0.12		$0.09
Diluted earnings per share	$0.12		$0.09
The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2005 and 2004 were 871,428 and 461,695, respectively. The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2005 and 2004 were 871,428 and 461,695, respectively.
Note 13. Comprehensive Income
The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of December 31, 2005 and 2004:

COMPREHENSIVE (LOSS) INCOME	For the Three Months Ended		For the Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Other Comprehensive Loss:
Unrealized Holding Loss on Securities	$(12,402)	$(3,461)	$(81,688)	$(5,498)
Add: Tax savings at effective rate	4,961	1,385	32,675	2,200

Total Unrealized Loss on Securities, Net	(7,441)	(2,076)	(49,013)	(3,298)

Total Other Comprehensive Loss	(7,441)	(2,076)	(49,013)	(3,298)
Net Income	1,264,074	787,477	2,865,051	2,104,618

Total Comprehensive Income	$1,256,633	$785,401	$2,816,038	$2,101,320

Note 14. Related Party Transactions
The Company had sales of approximately $169,000 and $278,900 during the six months ended December 31, 2005 and 2004, respectively, to a distributor (the “related party”) owned by Jeffrey Farber, the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. Accounts receivable includes amounts due from the related party of approximately $84,000 and $105,000 at December 31, 2005 and 2004, respectively. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
Stuart Novick, the son of Marvin Novick, a Director on the Company’s Board of Directors through January 13, 2005, was employed by two insurance brokerage companies (the “Insurance Brokers”) that provide insurance agency services to the Company. The Company paid approximately $125,600 and $381,500 during the six months ended December 31, 2005 and 2004 to the Insurance Brokers for various insurance policies. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owns the ANDA. This agreement is subject to the Company’s ability to obtain FDA approval to use the proprietary rights. In the event that an approval can not be obtained, Pharmeral, Inc. must repay the $100,000 to the Company. Accordingly, the Company has treated this payment as a prepaid asset. Arthur Bedrosian, President and Chief Executive Officer of the Company, was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc. This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.
Note 15. Material Contract with Supplier
The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsule; Digoxin tablets; and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®. The term of the agreement is ten years ending on March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within sixty (60) days of notice from the non-breaching party.

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
Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of December 31, 2005, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.
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
Note 16. Contingencies
The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three or six months ended December 31, 2005 and 2004.
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
Stock Options — We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (123(R)) effective July 1, 2005. We applied the standard using the modified prospective-transition method with no restatement of prior periods. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
Since we applied the standard using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model. Total share-based compensation expense under SFAS 123(R) was $358,000 and $686,000 for the three-month period and six month period ended December 31, 2005, respectively. Total compensation cost related to non-vested awards not yet recognized is $1,806,000 and the weighted average period over which it is to be recognized is 1.5 years.
Revenue Recognition — The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.
Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.” Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.
Rebates — Rebates are offered to the Company’s key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers’ individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.
Returns — Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases. The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.
Other Adjustments — Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2005 and 2004:

For the six months ended:
December 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual Credits Issued	(10,774,309)	(3,437,104)	(1,579,410)	(411,843)	(16,202,666)

Additional Reserves Charged to Net Sales During Fiscal 2006	10,756,058	2,697,566	602,950	470,300	14,526,874

Reserve Balance as of December 31, 2005	$7,981,449	$289,262	$715,540	$87,957	$9,074,208

For the six months ended:
December 31, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual Credits Issued	(8,607,300)	(5,036,700)	(875,900)	(361,500)	(14,881,400)

Additional Reserves Charged to Net Sales During Fiscal 2005	9,808,000	5,642,700	737,900	472,800	16,661,400

Reserve Balance as of December 31, 2004	$7,685,200	$2,470,200	$310,000	$199,600	$10,665,000

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
Accounts Receivable — The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the both Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
Inventories — The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company’s inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.
     Results of Operations — Three months ended December 31 ,2005 compared with three months ended December 31, 2004
     Net sales increased 18% from $12,919,000 for the three months ended December 31, 2004 (“Second Quarter Fiscal 2005”) to $15,229,000 for the three months ended December 31, 2005 (“Second Quarter Fiscal 2006”). The increase was primarily due to new product sales of $2.4 million.
     Cost of sales increased 14% from $7,085,000 for the Second Quarter Fiscal 2005 to $8,064,000 for the Second Quarter Fiscal 2006. The increase in cost of sales is due to an increase in direct variable costs such as raw materials and costs of finished goods as a result of higher sales levels. Gross profit margins for the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005 were 47% and 45%, respectively. The increase in the gross profit percentage is due to improved product mix from the introduction of new drugs. Also a portion of the increase in profit margin resulted from the benefit of unexpected sales of short-dated product previously written off. Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.
     Research and development (“R&D”) expenses increased 142% from $1,000,000 for the Second Quarter Fiscal 2005 to $2,421,000 for the Second Quarter Fiscal 2006. The increase is primarily due to an increase in the number of product development projects as well generic bioequivalence tests which are commonly required for ANDA submissions.
     Selling, general and administrative expenses increased 24% from $1,776,000 for the Second Quarter Fiscal 2005 to $2,205,000 for the Second Quarter Fiscal 2006. The increase is primarily due to the adoption of

SFAS 123(R) which contributed stock compensation expense of $358,000, and an increase of outside services relating to IT and accounting of approximately $200,000.
     Amortization expense for the intangible asset for the three months ended December 31, 2005 and 2004 was approximately $ 446,000 and $1,690,000, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.
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
     As a result of the items discussed above, the Company’s financial results increased from an operating income of $1,366,000 in the Second Quarter Fiscal 2005 to an operating income of $2,093,000 in the Second Quarter of Fiscal 2006.
     The Company’s interest expense decreased slightly from approximately $88,000 in the Second Quarter Fiscal 2005 to approximately $85,000 in the Second Quarter Fiscal 2006 as a result of the refinancing. Interest income increased from approximately $34,000 in the Second Quarter Fiscal 2005 to approximately $99,000 in the Second Quarter Fiscal 2006, as a result of increasing investments of excess cash in marketable securities.
     The Company’s income tax expense increased from $525,000 in the Second Quarter Fiscal 2005 to $843,000 in the Second Quarter Fiscal 2006 as a result of the Company’s increased operating income. The effective tax rate held steady at 40% in the Second Quarter Fiscal 2005 to Second Quarter of 2006.
     The Company reported net income of $1,264,000 in the Second Quarter Fiscal 2006, or $0.05 basic and diluted loss per share, compared to net income of $787,000 in the Second Quarter Fiscal 2005, or $0.03 basic and diluted income per share.

     Results of Operations — Six months ended December 31 ,2005 compared with six months ended December 31, 2004
     Net sales increased 3% from $27,930,000 for the six months ended December 31, 2004 to $28,870,000 for the six months ended December 31, 2005. The increase was primarily due to new products introduced in the second quarter in combination with better sales across a wider mix of drugs.
     Cost of sales increased 2% from $14,706,000 for the six months ended December 31, 2004 to $14,927,000 for the six months ended December 31, 2005. The increase is contributable to increases in quality control, shipping charges, and costs of production totaling $957,000. Gross profit margins for the six months ended December 31, 2004 and the six months ended December 31, 2005 were 47% and 48%, respectively. The increase in the gross profit percentage is due to improved product mix from the introduction of new drugs and a better sales mix of our customers. Also a portion of the increase in profit margin resulted from the benefit of unexpected sales of short-dated product previously written off. Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur. These changes may affect the gross profit percentage in future periods.
     Research and development (“R&D”) expenses increased 52% from $2,349,000 for the six months ended December 31, 2004 to $3,562,000 for the six months ended December 31, 2005. The increase is primarily due to the Company’s effort to increase the number of product development projects.
     Selling, general and administrative expenses increased 23% from $3,887,000 for the six months ended December 31, 2004 to $4,782,000 for the six months ended December 31, 2005. The increase is primarily due to the adoption of SFAS 123(R) which contributed stock compensation expense of $686,000, and outside projects of approximately $250,000. Depreciation expense increased $200,000 compared to the prior year.
     Amortization expense for the intangible asset for the six months ended December 31, 2005 and 2004 was approximately $ 892,000 and $3,380,000, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.
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
     As a result of the items discussed above, the Company’s financial results increased from an operating income of $3,608,000 in the six months ended December 31, 2004 to an operating income of $4,707,000 in the six months ended December 31, 2005.
     The Company’s interest expense increased from approximately $149,000 in the six months ended December 31, 2004 to approximately $193,000 in the six months ended December 31, 2005 primarily as a result of an increase in the Prime Rate and LIBOR rate which the variable rates of the Construction and Equipment loans depend. Interest income increased from approximately $49,000 in the six months ended December 31, 2004 to approximately $247,000 in the six months ended December 31, 2005, as a result of increasing investments of excess cash in marketable securities.
     The Company’s income tax expense increased from $1,403,000 in the six months ended December 31, 2004 to $1,896,000 in the six months ended December 31, 2005 as a result of the Company’s increased operating income. The effective tax rate held steady at 40% in the six months ended December 31, 2004 to six months ended December 31, 2005.
     The Company reported net income of $2,865,000 in the six months ended December 31, 2005, or $0.12 basic and diluted loss per share, compared to net income of $2,105,000 in the six months ended December 31, 2004, or $0.09 basic and diluted income per share.
Liquidity and Capital Resources
     Net cash used in operating activities of $453,135 for the six months ended December 31, 2005 was attributable to net income of $2,865,051, as adjusted for the effects of non-cash items of $2,633,698 and decrease in operating assets and liabilities of $5,951,884. Significant changes in operating assets and liabilities are comprised of:
1.	An increase in trade accounts receivable of $8,297,320 due to an increase in November and December gross sales. Also in part to a decrease in reserve for chargebacks attributable to an improved sales and customer mix.

2.	An increase in inventories of $901,802 is partly due to a decrease of inventory obsolescence of $470,000 of Levothyroxine Sodium tablets in part because of higher than expected sales of Levothyroxine Sodium tablets. Also, in anticipation of new product introduction, inventory increased over the prior period.

3.	A decrease in prepaid taxes of $1,850,688 is attributable to estimated tax payments on net income that offsets previous tax payments that were made during Fiscal 2005 while in a net loss position.

4.	An increase in accrued expenses of $1,097,888 due in part to an increase in consulting fees for Sarbanes Oxley Compliance as well as expenses relating to the legal proceedings. It is also attributable to a performance based bonus.
     The net cash used in investing activities of $2,429,166 for the six months ended December 31, 2005 was attributable to the Company’s purchase of a $2,000,000 note receivable and $2,678,847 in capital expenditures to expand production and R&D space. This was partially offset by the sale of a portion of the Company’s investment securities, which consist primarily of U. S. government and agency marketable debt securities.

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of December 31, 2005 for the subsequent twelve month periods:

Amounts Payable
Twelve Month Periods	to Institutions
2006	$1,037,087
2007	1,054,588
2008	393,336
2009	316,330
2010	4,576,929
Thereafter	892,996

$8,271,266

     The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (7.00% at December 31, 2005). The line of credit was renewed and extended to November 30, 2006. At December 31, 2005 and 2004, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit
     The terms of the line of credit, the loan agreement, the related letter of credit, the 2003 Loan Financing, and the new PIDC/PIDA loan agreements require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of December 31, 2005, the Company has complied with such terms, and successfully met its financial covenants.
     In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of December 31, 2005, the Company has recognized the grant funding as a current liability under the caption of Unearned Grant Funds.
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
With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the six months ended December 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
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

LANNETT COMPANY, INC.
Dated: Feb. 6, 2006	By:	/ s / Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and Chief Financial Officer

	By:	/ s / Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	39

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	40

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith	41