Form 10-Q
period 2006-03-31
LANNETT CO INC
filed 2006-05-10
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission File No. 001-31298
LANNETT COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2006, there were 24,141,325 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	3/31/2006	6/30/2005
ASSETS
Current Assets
Cash	$1,729,926	$4,165,601
Trade accounts receivable (net of allowance; 70,000 and 70,000)	23,664,023	10,735,529
Inventories	11,699,262	9,988,769
Prepaid taxes	1,201,432	3,957,993
Deferred tax assets — current portion	3,182,281	3,123,953
Other current assets	2,106,974	1,966,270

Total current assets	43,583,898	33,938,115

Property, plant, & equipment	27,382,105	23,746,161
Less accumulated depreciation	(8,701,345)	(7,121,313)

	18,680,760	16,624,848

Construction in progress	2,477,558	2,079,650
Investments — available for sale	5,584,657	7,888,708
Note receivable	2,000,000	—
Intangible asset, net of accumulated amortization	14,277,335	15,615,835
Deferred tax asset — less current portion	18,593,364	18,610,159
Other assets	207,127	159,745

Total Assets	$105,404,699	$94,917,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,313,609	$1,208,148
Accrued expense	3,867,139	1,667,638
Unearned grant funds	500,000	500,000
Current portion of long term debt	1,130,706	2,269,776
Rebates and chargebacks	14,698,211	10,750,000

Total current liabilities	21,509,665	16,395,562

Long term debt, less current portion	7,385,431	7,262,672
Deferred tax liabilities	2,009,582	2,009,582

Total Liabilities	30,904,678	25,667,816

Commitments and Contingencies

Shareholders’ Equity

Common stock — authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,136,625 and 24,111,140, respectively	24,137	24,111
Additional paid-in capital	71,344,203	70,157,431
Retained earnings (deficit)	3,610,744	(512,535)
Accumulated other comprehensive loss, net	(84,493)	(25,193)

	74,894,591	69,643,814
Treasury stock at cost — 50,900 shares	(394,570)	(394,570)

Total shareholders’ equity	74,500,021	69,249,244

Total Liabilities and Shareholders’ Equity	$105,404,699	$94,917,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended:		Nine months ended:
	(UNAUDITED)		(UNAUDITED)
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Net sales	$15,737,180	$7,603,189	$44,607,481	$35,533,206
Cost of sales (excluding amortization of intangible assets)	9,404,156	4,266,839	24,330,916	18,973,152

Gross profit	6,333,024	3,336,350	20,276,565	16,560,054

Research and development	1,252,108	1,172,853	4,814,186	3,521,507
Selling, general, & administrative	2,554,595	2,930,801	7,332,135	6,817,487
Amortization of intangible assets	446,166	1,690,083	1,338,499	5,070,251
Impairment loss on intangible assets	—	46,093,236	—	46,093,236

Operating income (loss)	2,080,155	(48,550,623)	6,791,745	(44,942,427)

Other income (expense):

Realized loss on sale of investments	(10,800)	(871)	(2,818)	(1,466)
Interest expense	(54,646)	(96,373)	(246,853)	(245,056)
Interest income	96,352	50,584	333,540	99,361

	30,906	(46,660)	83,869	(147,161)

Income (loss) before income taxes	2,111,061	(48,597,283)	6,875,614	(45,089,588)

Income taxes	856,402	(19,438,913)	2,752,335	(18,035,836)

Net income (loss)	$1,254,659	$(29,158,370)	$4,123,279	$(27,053,752)

Basic earnings (loss) per share	$0.05	$(1.21)	$0.17	$(1.12)

Diluted earnings (loss) per share	$0.05	$(1.21)	$0.17	$(1.12)

Basic weighted average number of shares	24,135,723	24,103,256	24,126,588	24,092,958

Diluted weighted average number of shares	24,201,162	24,103,256	24,174,198	24,092,958
The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Retained		Accumulated Other	Total
	Common Stock		Paid-in	Earnings	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Stock	Loss, net	Equity
Balance at June 30, 2005	24,111,140	$24,111	$70,157,431	$(512,535)	$(394,570)	$(25,193)	$69,249,244

Shares issued in connection with employee stock purchase plan	25,485	26	114,701				114,727

Amortization expense in connection with employee stock options			1,072,071				1,072,071

Unrealized net losses on investment securities, net of reclassification adjustments and income taxes						(59,300)	(59,300)

Net income				4,123,279			4,123,279

Balance at March 31, 2006	24,136,625	$24,137	$71,344,203	$3,610,744	$(394,570)	$(84,493)	$74,500,021

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	3/31/2006	3/31/2005
OPERATING ACTIVITIES:
Net income (loss)	$4,123,279	$(27,053,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,918,531	6,377,820
Impairment loss on intangible asset	—	46,093,236
Stock compensation expense	1,072,071	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(8,980,283)	16,767,510
Inventories	(1,710,493)	(5,110,706)
Prepaid taxes	2,756,561	(1,298,542)
Prepaid expenses and other assets	(229,619)	(18,605,932)
Accounts payable	105,461	(4,938,378)
Accrued expenses	2,199,501	(1,824,429)

Net cash provided by operating activities	2,255,009	10,406,827

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(4,033,852)	(2,878,657)
Sales (purchases) of investment securities — available for sale	2,244,751	(5,987,228)
Purchase of note receivable	(2,000,000)	—

Net cash used in investing activities	(3,789,101)	(8,865,885)

FINANCING ACTIVITIES:
Repayments of debt	(7,266,310)	(1,599,000)
Proceeds from grant funding	—	500,000
Proceeds from debt, net of restricted cash released	6,250,000	1,602,608
Purchase of treasury stock	—	(394,570)
Proceeds from issuance of stock	114,727	169,929

Net cash (used in) provided by financing activities	(901,583)	278,967

NET (DECREASE)/INCREASE IN CASH	(2,435,675)	1,819,909

CASH, BEGINNING OF PERIOD	4,165,601	8,966,954

CASH, END OF PERIOD	$1,729,926	$10,786,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$231,853	$245,055

Income taxes paid	$—	$1,700,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
Note 1. Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In our opinion, however, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. You should not base your estimate of our results of operations for fiscal year-end 2006 solely on our results of operations for the nine months ended March 31, 2006. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2005.
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows. The results of operations for the nine months ended March 31, 2006 and 2005 are not necessarily indicative of results for the full year. While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.
Principles of Consolidation — The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiary, Lannett Holdings, Inc.

Reclassifications — Certain reclassifications have been made to the prior period’s financial information to conform to the March 31, 2006 presentation.
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
Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. The Company will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves. Estimated reserves are based upon historical experience, and may change from time to time. Management re-evaluates these reserves quarterly.
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
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2006 and 2005:
For the nine months ended
March 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual Credits Issued-Related To Sales Recorded in Fiscal 2005	(7,720,000)	(1,450,900)	(1,264,800)	(27,200)	(10,462,900)

Actual Credits Issued-Related To Sales Recorded in Fiscal 2006	(8,612,100)	(2,313,400)	(273,400)	(892,800)	(12,091,700)

Additional Reserves Charged to Net Sales During Fiscal 2006	21,207,000	4,085,800	297,300	912,700	26,502,800

Reserve Balance as of March 31, 2006	$12,874,600	$1,350,300	$451,100	$22,200	$14,698,200

For the nine months ended
March 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual Credits Issued-Related To Sales Recorded in Fiscal 2004	(4,966,500)	(1,936,500)	(408,400)	(87,000)	(7,398,400)

Actual Credits Issued-Related To Sales Recorded in Fiscal 2005	(8,494,900)	(4,455,300)	(736,500)	(425,800)	(14,112,500)

Additional Reserves Charged to Net Sales During Fiscal 2005	14,559,400	6,696,800	971,900	472,800	22,700,900

Reserve Balance as of March 31 2005	$7,582,500	$2,169,200	$275,000	$48,300	$10,075,000

The chargeback reserve increased to $12,874,600 at March 31, 2006 due to an increased level of chargebacks, as a percentage of sales, required by the wholesale distributor market. In many cases, the increasingly competitive generic pharmaceutical market has resulted in decreased prices to Lannett customers. This competitive environment resulted in increased chargeback reserves. The increase in the rebate reserve to $1,350,300 at March 31, 2006 from $1,028,800 at June 30, 2005 is related to the increase in sales for the quarter then ended.
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
Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $541,000 and $473,000, respectively. Depreciation expense for the nine months ended March 31, 2006 and 2005 was approximately $1,580,000 and $1,308,000, respectively.
Investment Securities — The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations, and a $500,000 equity investment in an API provider. All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. The Company accounts for its investment in the API provider at cost. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the nine month period ended March 31, 2006.
Deferred Debt Acquisition Costs — Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. Amortization expense for debt acquisition costs for the three months ended March 31, 2006 and 2005 was approximately $9,000 and $5,500, respectively. Amortization expense for debt acquisition costs for the nine months ended March 31, 2006 and 2005 was approximately $51,000 and $16,000, respectively.
Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.
Research and Development — Research and development expenses are charged to operations as incurred.

Advertising Costs — The Company charges advertising costs to operations as incurred. Advertising expense for the three months ended March 31, 2006 and 2005 was approximately $7,000 and $16,000, respectively. Advertising expense for the nine months ended March 31, 2006 and 2005 was $148,000 and $123,000, respectively.
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
Segment Information — The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment-generic pharmaceuticals, accordingly the Company has one reporting segment. In accordance with FAS 131, the Company aggregates its financial information for all products and reports on one operating segment. The Company’s products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company’s approximate net product sales by medical indication for the three and nine months ended March 31, 2006 and 2005:

	For the Three Months Ended		For the Nine Months Ended
Medical Indication	03/31/06	03/31/05	03/31/06	03/31/05
Migraine Headache	$2,137,000	$2,721,000	$8,656,000	$9,191,000
Epilepsy	3,240,000	2,026,000	9,929,000	10,900,000
Heart Failure	1,620,000	702,000	4,886,000	3,910,000
Thyroid Deficiency	4,787,000	1,607,000	12,067,000	9,708,000
Other	3,953,000	547,000	9,069,000	1,824,000

Total	$15,737,000	$7,603,000	$44,607,000	$35,533,000

Concentration of Market and Credit Risk — Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 21%, 30%, 5%, 8%, and 10%, respectively, of net sales for the three months ended March 31, 2006. The same five products accounted for 27%, 21%, 15%, 20%, and 10%, respectively, of net sales for the three months ended March 31, 2005; 23%, 27%, 7%, 12%, 11% of net sales for the nine months ended March 31, 2006; 31%, 28%, 10%, 16%, and 11%, respectively, of net sales for the nine months ended March 31, 2005.
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
At March 31, 2006, the Company had two stock-based employee compensation plans. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, nor in the three month or nine month period ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method.
The Company adopted an Incentive Stock Option Plan in 2003 (the “2003” plan) that authorized 1,125,000 shares to be reserved. The options generally vest over a three-year period and expire no later than 10 years from the date of grant.
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

Risk-free interest rate	2.92% — 4.5%
Expected volatility	59.46%
Expected dividend yield	0.0%
Expected life (in years)	5.00
Forfeiture rate	3.0%
Weighted average fair value at date of grant	$2.36 — $9.54
Expected volatility is based on the historical volatility of the price of our common shares since the date we commenced trading on the AMEX, April 2002. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.
The forfeiture rate assumption is the estimated annual rate at which unvested awards will be forfeited during the next year. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the forfeiture rate to reflect its expectations. For example, adjustments may be needed if, historically, forfeitures were affected mainly by turnover that resulted from a business restructuring that is not expected to recur.
The following table presents all share-based compensation costs recognized in our statements of income. All share based compensation expenses are included in S.G.& A:

	Nine months ended March 31,
	2006	2005
	Fair Value	Intrinsic
Method used to account for share-based compensation

Share-based compensation under SFAS 123(R)	$1,072,071	$—

Tax benefit at effective rate	$238,050	$—
The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards:

	Nine months ended March 31,
	2006	2005
Net income (loss) — as reported	$4,123,279	$(27,053,752)

Deduct: total share-based compensation, determined under fair value based method	—	(2,407,795)
Add: tax benefit at effective rate	—	963,118

Net income (loss) — pro forma	$4,123,279	$(28,498,429)

Basic earnings (loss) per share — as reported	$0.17	$(1.12)
Basic earnings (loss) per share — pro forma	$0.17	$(1.18)
Diluted earnings (loss) per share — as reported	$0.17	$(1.12)
Diluted earnings (loss) per share — pro forma	$0.17	$(1.18)

A summary of award activity under the Plans as of March 31, 2006, and changes during the nine months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life
Outstanding at July 1, 2005	857,108	$13.72
Granted	108,500	6.07
Exercised	1,000	4.63
Forfeited or expired	—	—
Outstanding at March 31, 2006	964,608	$11.25	$—	7.6
Outstanding at March 31, 2006 and not yet vested	388,721	$11.40	$—	8.0
Exercisable at March 31, 2006	575,887	$11.14	$—	7.4
As of March 31, 2006, there was approximately $1,568,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.4 years.
Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Note 3. New Accounting Standards
In March 2005, the FASB issued FIN 47 “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that a conditional retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability should be recognized when incurred, generally upon acquisition, construction or development of the asset. FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005. Our current assessment is that adoption of FIN 47 will have no impact on our financial statements.
In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard did not have any impact on the Company in the current quarter.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS No. 154 was effective as of January 1, 2006 and the adoption of this standard did not have any impact on the Company in the current quarter.
In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for Nonmonetary Transactions.” In addition, EITF 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value. EITF 04-13 will be effective as of April 1, 2006 for the Company. The provisions of EITF 04-13 are applied prospectively. The impact on the Company in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs.
In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 will be effective for the Company on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on the

Company in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs.
Note 4. Inventories
     Inventories consist of the following:

	March 31,	June 30,
	2006	2005
	(unaudited)
Raw materials	$4,879,880	$5,091,883
Work-in-process	1,871,207	1,351,112
Finished goods	4,536,306	3,303,478
Packaging supplies	411,869	242,296

	$11,699,262	$9,988,769

The preceding amounts are net of inventory reserves of $4,125,000 and $5,300,000 at March 31, 2006 and June 30, 2005, respectively.
Note 5. Property, Plant and Equipment
Property, plant and equipment consist of the following:

		Mar. 31	June 30,
	Useful Lives	2006	2005
		(unaudited)
Land	—	$233,414	$233,414
Building and improvements	10 — 39 years	10,366,435	9,339,706
Machinery and equipment	5 — 10 years	15,955,553	13,347,416
Furniture and fixtures	5 — 7 years	826,703	825,625

		$27,382,105	$23,746,161

Note 6. Investment Securities — Available-for-Sale
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

March 31, 2006
Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	4,500,720	100	(112,369)	4,388,451
Mortgage-Backed Securities	333,713	—	(22,195)	311,518
Asset-Backed Securities	393,045	—	(8,357)	384,688

	$5,727,478	$100	$(142,921)	$5,584,657

June 30, 2005
Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency	$6,582,022	$8,970	$(35,794)	$6,555,198
Mortgage-Backed Securities	363,429	—	(10,105)	353,324
Asset-Backed Securities	985,246	5,361	(10,421)	980,186

	$7,930,697	$14,331	$(56,320)	$7,888,708

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at March 31, 2006 are summarized as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$410,898	$399,000
Due after one year through five years	3,389,166	3,315,632
Due after five years through ten years	361,030	353,192
Due after ten years	1,566,384	1,516,833

	$5,727,478	$5,584,657

The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than 15% of shareholders’ equity.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of March 31, 2006:

As of March 31, 2006
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency	27	4,203,554	(108,269)	122,462	(4,100)	4,326,016	(112,369)
Mortgage-Backed Securities	3	311,519	(22,195)	—	—	311,519	(22,195)
Asset-Backed Securities	4	384,688	(8,357)	—	—	384,688	(8,357)

Total temporarily impaired investment securities	34	$4,899,761	$(138,821)	$122,462	$(4,100)	$5,022,223	$(142,921)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At March 31, 2006, there were approximately 34 out of 35 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.
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
Note 8. Bank Line of Credit
The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (7.50% at March 31, 2006). The line of credit was renewed and extended to November 30, 2006. At March 31, 2006 and 2005, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit
Note 9. Unearned Grant Funds
In July 2005, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of March 31, 2006, the Company has recognized the grant funding as a short term liability under the caption of Unearned Grant Funds.

Note 10. Long-Term Debt
Long-term debt consists of the following:

	March 31,	June 30,
	2006	2005
PIDC regional center, LP III loan	$4,500,000	$—
Pennsylvania Industrial Development Authority loan	1,238,750	—
Pennsylvania Department of Community & Economic Development loan	500,000	—
Tax-exempt bond loan (PAID)	1,154,471	1,645,720
Mortgage loan	—	2,700,000
Equipment loan	1,122,916	4,486,729
Construction loan	—	699,999

Total debt	8,516,137	9,532,448
Less current portion	1,130,706	2,269,776

Long term debt	$7,385,431	$7,262,672

On December 13, 2005 the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC) and the Pennsylvania Industrial Development Authority (PIDA). With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan. These loans were with Wachovia Bank. $4,500,000 was financed through the Immigrant Investor Program (PIDC Regional Center, LP III). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum. The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006. The remaining $1,250,000 is financed through the PIDA Loan. The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum. The PIDA Loan has $1,238,750 outstanding and as of March 31, 2006, and $68,588 is currently due; none of the PIDC Loan is currently due.
An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund. The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum. As of March 31, 2006, $86,602 is currently due.
In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”). A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”). The interest rate fluctuates on a weekly basis. The effective interest rate at March 31, 2006 was 3.32%. At March 31, 2006, the Company has $1,154,471 outstanding on the Authority loan, of which $654,996 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2006, no portion of the letter of credit has been utilized.
The Equipment Loan consists of a term loan with a maturity date of five years. The Company as part of the 2003 Loan Financing agreement with Wachovia is required to make equal payments of principal and interest. As of March 31, 2006, the Company has outstanding $1,122,916 under the Equipment Loan, of which $320,520 is classified as currently due.
The financing facilities under the 2003 Loan Financing, which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of March 31, 2006, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 6.38%.
The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to use substantially all of its assets to collateralize the amounts due.
The terms of the line of credit (see note 8), the PIDC and PIDA financing, the related letter of credit, and the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of March 31, 2006, the Company has complied with such terms, and successfully met its financial covenants.
Note 11. Income Taxes
The provision (credit) for federal, state and local income taxes for the three month period ended March 31, 2006 and 2005 was $856,402 and $(19,438,913), respectively, with effective tax rates of 40.0% and 40.0%, respectively. The provision (credit) for federal, state, and local income taxes for the nine month period ended March 31, 2006 and 2005 was $2,752,335 and $(18,035,836), respectively, with effective tax rates of 40.0% and 40.0% respectively.
Note 12. Earnings Per Share
Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings Per Share, requires the presentation of basic and diluted earnings per share on the face of the Company’s consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of FAS 128. A reconciliation of the Company’s basic and diluted earnings (loss) per share follows:

	Three months ended March 31,
	2006		2005
	Net Income	Shares	Net Income (loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings (loss) per share factors	$1,254,659	24,135,723	$(29,158,370)	24,103,256

Effect of dilutive stock options	—	65,439	—	—

Diluted earnings (loss) per share factors	$1,254,659	24,201,162	$(29,158,370)	24,103,256

Basic earnings (loss) per share	$0.05		$(1.21)
Diluted earnings (loss) per share	$0.05		$(1.21)

		Nine months ended March 31,
	2006		2005
	Net Income	Shares	Net Income (loss)	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings (loss) per share factors	$4,123,279	24,126,588	$(27,053,752)	24,092,958

Effect of dilutive stock options	—	47,610	—	—

Diluted earnings (loss) per share factors	$4,123,279	24,174,198	$(27,053,752)	24,092,958

Basic earnings (loss) per share	$0.17		$(1.12)
Diluted earnings (loss) per share	$0.17		$(1.12)
The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005 were 760,358 and 0, respectively. The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2006 and 2005 were 760,358 and 0, respectively. Because the period prior was in a net loss, none of these shares were included in the computation of diluted earnings per share as the effect would be anti-dilutive.
Note 13. Comprehensive Income (Loss)
The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of March 31, 2006 and 2005:

	For the three months ended		For the nine months ended
COMPREHENSIVE INCOME (LOSS)	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Other Comprehensive Loss:
Unrealized holding loss on securities	$(19,244)	$(66,421)	$(100,933)	$(71,918)
Add: Tax savings at effective rate	7,698	26,568	41,533	28,767

Total unrealized loss on securities, net	(11,546)	(39,853)	(59,300)	(43,151)

Total other comprehensive loss	(11,546)	(39,853)	(59,300)	(43,151)
Net income (loss)	1,254,659	(29,158,370)	4,123,279	(27,053,752)

Total comprehensive income (loss)	$1,243,113	$(29,198,223)	$4,063,979	$(27,096,903)

Note 14. Related Party Transactions
The Company had gross sales of approximately $900,000 and $394,000 during the nine months ended March 31, 2006 and 2005, respectively, to a distributor (the “related party”) owned by Jeffrey Farber, the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber. Accounts receivable includes amounts due from the related party of approximately $171,000 and $109,000 at March 31, 2006 and 2005, respectively. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
Stuart Novick, the son of Marvin Novick, a Director on the Company’s Board of Directors through January 13, 2005, was employed by two insurance brokerage companies (the “Insurance Brokers”) that provide insurance agency services to the Company. The Company paid approximately $125,000 and $495,000 during the nine months ended March 31, 2006 and 2005 to the Insurance Brokers for various insurance policies. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
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
Note 15. Material Contract with Suppliers
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
Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of March 31, 2006, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2005, as subsequently amended.
The following table identifies the purchase commitments with JSP:

Commitments with JSP
Less than 1 year	$17,000,000
1—3 years	37,000,000
3—5 years	41,000,000
More than 5 years	69,000,000

Total	$164,000,000

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005.
In October 2005, the Company signed an agreement with Orion Pharma (“Orion”), based in Finland to purchase and distribute three drug products. Under the terms of the agreement, Orion will supply Lannett with the finished products and all laboratory documentation and Lannett will coordinate the completion of the clinical biostudies necessary to submit Abbreviated New Drug Applications (“ANDAs”) to the Food and Drug Administration.
In March 2006, the Company signed a multi-part agreement with AZAD Pharma AG to jointly develop and commercialize one product and entered into a supply agreement for five active pharmaceutical ingredients.
Note 16. Contingencies
The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three or nine months ended March 31, 2006 and 2005.
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
Stock Options — We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2005), “Share-Based Payment,” (123(R)) effective July 1, 2005. We applied the standard using the modified prospective-transition method with no restatement of prior periods. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
Since we applied the standard using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model. Total share-based compensation expense under SFAS 123(R) was $385,000 and $1,072,000 for the three-month period and nine month period ended March 31, 2006, respectively. Total compensation cost related to non-vested awards not yet recognized is $1,568,000 and the weighted average period over which it is to be recognized is 1.4 years.
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
Returns — Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases. The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. The reserve for returns has returned to historical norms after a prior year one time adjustment for the anticipation of a large return concerning Levothyroxine. The prior year return reserve was $1.25 million of which most has been returned. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.
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
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2006 and 2005:

For the nine months ended
March 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual Credits Issued-Related To Sales Recorded in Fiscal 2005	(7,720,000)	(1,450,900)	(1,264,800)	(27,200)	(10,462,900)

Actual Credits Issued-Related To Sales Recorded in Fiscal 2006	(8,612,100)	(2,313,400)	(273,400)	(892,800)	(12,091,700)

Additional Reserves Charged to Net Sales During Fiscal 2006	21,207,000	4,085,800	297,300	912,700	26,502,800

Reserve Balance as of March 31, 2006	$12,874,600	$1,350,300	$451,100	$22,200	$14,698,200

For the nine months ended
March 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual Credits Issued-Related To Sales Recorded in Fiscal 2004	(4,966,500)	(1,936,500)	(408,400)	(87,000)	(7,398,400)

Actual Credits Issued-Related To Sales Recorded in Fiscal 2005	(8,494,900)	(4,455,300)	(736,500)	(425,800)	(14,112,500)

Additional Reserves Charged to Net Sales During Fiscal 2005	14,559,400	6,696,800	971,900	472,800	22,700,900

Reserve Balance as of March 31, 2005	$7,582,500	$2,169,200	$275,000	$48,300	$10,075,000

The chargeback reserve increased to $12,874,600 at March 31, 2006 due to an increased level of chargebacks, as a percentage of sales, required by the wholesale distributor market. In many cases, the increasingly competitive generic pharmaceutical market has resulted in decreased prices to Lannett customers. This competitive environment resulted in increased chargeback reserves. The increase in the rebate reserve to $1,350,300 at March 31, 2006 from $1,028,800 at June 30, 2005 is related to the increase in sales for the quarter then ended.
The reserved amount at June 30, 2005 compared to actual credits issued on prior sales has a remaining balance of $287,000. This is due in part to our return policy which allows customers up to 6 months past expiration to return items as well as a small amount of customer inventory gone unsold. The difference in the reserve for rebates and the actual rebates as well as the return difference is additional rebates were offered to offset future returns.
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

Results of Operations — Three months ended March 31, 2006 compared with three months ended March 31, 2005
Net sales increased 107% from $7,603,000 for the three months ended March 31, 2005 (“Third Quarter Fiscal 2005”) to $15,737,000 for the three months ended March 31, 2006 (“Third Quarter Fiscal 2006”). The primary result was due to decreased price pressure from a year ago and new product sales of $3,100,000. Year over year increase in existing product sales were a result of volume increases of 42% and price increases of 24%.
The table below identifies the Company’s approximate net sales to each category for the three months ended March 31, 2006 and 2005:

	For the three months ended
Customer Category	3/31/2006	3/31/2005
Wholesaler/Distributor	$12,256,000	$4,141,000
Retail Chain	1,521,000	1,712,000
Mail-Order Pharmacy	1,589,000	1,000,000
Private Label	371,000	750,000

Total	$15,737,000	$7,603,000
Cost of sales increased 120% from $4,267,000 for the Third Quarter Fiscal 2005 to $9,404,000 for the Third Quarter Fiscal 2006. The increase in cost of sales is due to an increase in direct variable costs such as raw materials and costs of finished goods as a result of increased volume. Gross profit margins for the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005 were 40% and 44%, respectively. Cost of Sales and gross margin discussed here excludes amortization of intangible assets. The Company anticipates gross profit margins to remain stable for the foreseeable future.
Research and development (“R&D”) expenses increased 7% from $1,173,000 for the Third Quarter Fiscal 2005 to $1,252,000 for the Third Quarter Fiscal 2006. The increase is primarily due to an increase in the number of ongoing product development projects as well generic bioequivalence tests which are commonly required for ANDA submissions. R&D costs represent spending on products in the pipeline. Current spending is anticipated to benefit the continued growth of the Company’s product mix.
Selling, general and administrative expenses decreased 13% from $2,931,000 for the Third Quarter Fiscal 2005 to $2,555,000 for the Third Quarter Fiscal 2006. The decrease is due to fewer costs associated with the first year of Sarbanes Oxley compliance and the elimination of professional fees incurred in the Third Quarter Fiscal 2005 to perform analysis on the impairment of the Company’s intangible assets. The savings were somewhat offset by the adoption of SFAS 123(R) which totaled $385,000 for the quarter ending March 31, 2006.
Amortization expense for the intangible asset for the three months ended March 31, 2006 and 2005 was approximately $446,000 and $1,690,000, respectively. The amortization expense relates to the March 23, 2005 exclusive marketing and distribution rights agreement with JSP. The reduction of this expense is due entirely to the impairment of the intangible assets recorded in the Third Quarter Fiscal 2005.
In fiscal year 2005 management believed that events (as described below) occurred which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended

March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the Third AB rating). As a result of the testing, the Company has determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of March 31, 2005. This impairment loss is shown on the statement of operations as a component of operating loss.
Management believes that several factors contributed to the impairment of this asset. In December 2005, the Levothyroxine Sodium tablet product received the AB rating to Synthroid®. The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid® caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors has resulted in diminished forecasted future net cash flows which, when discounted, yield a lower present value than the carrying value of the asset before impairment.
For the remaining nine years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.
As a result of the items discussed above, the Company’s financial results increased from an operating loss of $48,551,000 in the Third Quarter Fiscal 2005 to an operating income of $2,080,000 in the Third Quarter of Fiscal 2006.
The Company’s interest expense decreased slightly from approximately $96,000 in the Third Quarter Fiscal 2005 to approximately $55,000 in the Third Quarter Fiscal 2006 as a result of the refinancing. Interest income increased from approximately $51,000 in the Third Quarter Fiscal 2005 to approximately $96,000 in the Third Quarter Fiscal 2006, as a result of increasing investments of excess cash in marketable securities.
The Company’s income tax benefit decreased from $19,439,000 in the Third Quarter Fiscal 2005 to a tax expense of $856,000 in the Third Quarter Fiscal 2006 as a result of the Company’s increased operating income. The effective tax rate held steady at 41% in the Third Quarter Fiscal 2005 to Third Quarter of 2006.
The Company reported a net loss of $29,158,000 in the Third Quarter Fiscal 2005, or $1.21 basic and diluted loss per share, compared to net income of $1,255,000 in the Third Quarter Fiscal 2006, or $0.05 basic and diluted income per share.
Results of Operations — Nine months ended March 31 ,2006 compared with nine months ended March 31, 2005
Net sales increased 26% from $35,533,000 for the nine months ended March 31, 2005 to $44,607,000 for the nine months ended March 31, 2006. The increase was primarily due to new products introduced in the second and third quarters in combination with better sales across a wider mix of drugs. Overall, new product sales contributed $7,800,000 to the sales in the current year, across a broad variety of medical indications. The year over year increase in existing product sales was a result of volume declines of 2% and price increases of 5%.
The table below identifies the Company’s approximate net sales to each category for the nine months ended March 31, 2006 and 2005:

	For the nine months ended
Customer Category	3/31/2006	3/31/2005
Wholesaler/Distributor	$30,495,000	$22,880,000
Retail Chain	6,979,000	6,993,000
Mail-Order Pharmacy	5,094,000	3,511,000
Private Label	2,039,000	2,149,000

Total	$44,607,000	$35,533,000
Cost of sales increased 28% from $18,973,000 for the nine months ended March 31, 2005 to $24,331,000 for the nine months ended March 31, 2006. The increase is attributable to increases in sales volume. Gross profit margins for the nine months ended March 31, 2005 and the nine months ended March 31, 2006 were 47% and 45%, respectively. Cost of Sales and gross margin discussed here excludes amortization of intangible assets. The Company anticipates gross profit margins to remain stable for the foreseeable future.
Research and development (“R&D”) expenses increased 37% from $3,522,000 for the nine months ended March 31, 2005 to $4,814,000 for the nine months ended March 31, 2006. The increase is primarily due to the Company’s effort to increase the number of product development projects. R&D costs represent spending on products in the pipeline. Current spending is anticipated to benefit the continued growth of the Company’s product mix.
Selling, general and administrative expenses increased 8% from $6,817,000 for the nine months ended March 31, 2005 to $7,332,000 for the nine months ended March 31, 2006. The increase is primarily due to the adoption of SFAS 123(R) which contributed stock compensation expense of $1,072,000. Depreciation expense increased $272,000 compared to the prior year.
Amortization expense for the intangible asset for the nine months ended March 31, 2006 and 2005 was approximately $1,339,000 and $5,070,000, respectively. The amortization expense relates to the March 23, 2005 exclusive marketing and distribution rights agreement with JSP. The reduction of this expense is due entirely to the impairment of the intangible assets recorded in the Third Quarter Fiscal 2005.
In fiscal year 2005, management believed that events (as described below) occurred which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the Third AB rating). As a result of the testing, the Company has determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of March 31, 2005. This impairment loss is shown on the statement of operations as a component of operating loss.
Management believes that several factors contributed to the impairment of this asset. In December 2005, the Levothyroxine Sodium tablet product received the AB rating to Synthroid®. The expected sales increase as a result of the AB rating did not occur in the third quarter of 2005. The delay in receiving the AB rating to Synthroid® caused the Company to be competitively disadvantaged with its Levothyroxine Sodium tablet product and to lose market share to competitors whose products had already received AB ratings to both major brand thyroid deficiency drugs. Additionally, the generic market for thyroid deficiency drugs turned out to be smaller than it was anticipated to be as a result of a lower brand-to-generic substitution rate. Increased competition in the generic drug market, both from existing competitors and new entrants, has resulted in significant pricing pressure on other products supplied by JSP. The combination of these factors has resulted in diminished forecasted future net cash flows which, when discounted, yield a lower present value than the carrying value of the asset before impairment.
For the remaining nine years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.
As a result of the items discussed above, the Company’s financial results increased from an operating loss of $44,942,000 in the nine months ended March 31, 2005 to an operating income of $6,792,000 in the nine months ended March 31, 2006.
The Company’s interest expense increased from approximately $245,000 in the nine months ended March 31, 2005 to approximately $247,000 in the nine months ended March 31, 2006 primarily as a result of an increase in the Prime Rate and LIBOR rate which the variable rates of the Construction and Equipment loans depend offset by the refinancing in December 2005. Interest income increased from approximately $99,000 in the nine months ended March 31, 2006 to approximately $334,000 in the nine months ended March 31, 2006, as a result of increasing investments of excess cash in marketable securities.
The Company’s income tax classification changed from an income tax benefit of $18,036,000 for the nine months ended March 31, 2005 to an income tax expense of $2,752,000 in the nine months ended March 31, 2006 as a result of the Company’s increased operating income. The effective tax rate held steady at 40% in the nine months ended March 31, 2005 to nine months ended March 31, 2006.
The Company reported net income of $4,123,000 in the nine months ended March 31, 2006, or $0.17 basic and diluted income per share, compared to a net loss of $27,054,000 in the nine months ended March 31, 2005, or $1.12 basic and diluted loss per share.
The Company regularly monitors customer Accounts Receivable (AR) balances, as it and others in the industry may experience significant fluctuations in balances due from customers. The primary benchmark for evaluating the receivable balances is a calculation called Days’ Sales in Accounts Receivable. This calculation takes the Net AR and subtracts the Rebates and Chargeback reserve. This total is then divided by the average daily sales for the period. The table below shows how the Company has calculated this item for the most recent periods.

	3/31/05	6/30/05	3/31/06
Trade Accounts Receivable	8,663,377	$10,735,529	$23,664,023

Rebates and chargebacks accrual	10,075,000	10,750,000	14,698,211

Net Sales	35,533,206	44,901,645	44,607,481

Daily Sales	129,683	123,018	162,801

Days’ Sales in AR	-10.9	-0.1	55.1
The Company’s credit terms are consistent with the industry at 60 days for payment from customers and wholesalers. As can be seen in the above table, the Days’ Sales calculation amounts to less than zero at March 31, 2005 and June 30, 2005. This is a result of a few significant wholesaler customers with balances near zero or with credit balances. When an active customer has a zero balance, it is due to the inability of the customer to resell Lannett’s products within 60 days. At that point, the wholesaler is required to remit to Lannett the full balance due. Subsequent chargebacks will cause the net AR balance to decline even further, until the wholesaler sells the product and requests actual chargebacks. At March 31, 2005 and June 30, 2005, the product Levothyroxine Sodium tablets were selling at a slower pace than anticipated by the Company’s wholesale customers due to a delay in the AB rating. The Company believes this was a one-time event and does not expect a similar situation in the future. A number of wholesaler customers had paid the full balances due, and had not sold the product to end-user customers, and thus did not yet claim any chargebacks until after June 30, 2005. At March 31, 2006, Days’ Sales calculation has returned to a number that indicates payments by wholesalers and other customers are more closely matching the sales less chargebacks for the period. Currently, no customer has a credit balance. This is due to improved sales of Levothyroxine Sodium tablets by the wholesalers for the fiscal year 2006.
Liquidity and Capital Resources
Net cash provided by operating activities of $2,255,009 for the nine months ended March 31, 2006 was attributable to net income of $4,123,279, as adjusted for the effects of non-cash items of $3,990,602 and a net increase in operating assets and liabilities of $5,858,872. Significant changes in operating assets and liabilities are comprised of:
1.	An increase in trade accounts receivable of $8,980,283 due to a continued growth in gross sales in the months of February and March.

2.	An increase in inventories of $1,710,493 is due to a general increase in products offered. Also, in anticipation of newer product sales, inventory is building up.

3.	A decrease in prepaid taxes of $2,756,561 is attributable to estimated tax payments on net income that offsets previous tax payments that were made during Fiscal 2005 while in a net loss position.

4.	An increase in accrued expenses of $2,199,501 due in part to a timing difference in the receipt of large inventory purchases. It is also attributable to a performance based bonus, payable annually.
The net cash used in investing activities of $3,789,101 for the nine months ended March 31, 2006 was attributable to the Company’s purchase of a $2,000,000 note receivable and $4,033,852 in capital expenditures to expand production and R&D space. This was partially offset by the sale of a portion of the Company’s investment securities, which consist primarily of U. S. government and agency marketable debt securities.
The net cash used in financing activities of $901,583 for the nine months ended March 31, 2006 was attributed to the Company’s refinancing efforts to gain more favorable percentage rates as well as move more debt long term.
The following table summarizes the remaining repayments of debt, including sinking fund requirements as of March 31, 2006 for the subsequent twelve month periods:

Amounts Payable
Twelve Month Periods	to Institutions
2006	$1,130,706
2007	987,487
2008	492,677
2009	338,309
2010	4,681,880
Thereafter	885,078

$8,516,137

The Company has no material leases, commitments, or contractual obligations other than the JSP commitment that is disclosed in Note 15, Material Contract with Suppliers.
The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (7.50% at March 31, 2006). The line of credit was renewed and extended to November 30, 2006. At March 31, 2006 and 2005, the Company had $0 outstanding and $3,000,000 available under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit
The terms of the line of credit, the loan agreement, the related letter of credit, the 2003 Loan Financing, and the new PIDC/PIDA loan agreements require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of March 31, 2006, the Company has complied with such terms, and successfully met its financial covenants.
In July 2005, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of March 31, 2006, the Company has recognized the grant funding as a current liability under the caption of Unearned Grant Funds.
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
The Company has also contracted with Spectrum Pharmaceuticals Inc., based in California, to market generic products developed and manufactured by Spectrum and/or its partners. The first applicable product under this agreement is ciprofloxacin tablets, the generic version of Cipro ®, an anti-bacterial drug, marketed by Bayer Corporation, prescribed to treat infections. The Company has also initiated discussions with UniChem, of India, and Orion Pharma, of Finland, for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.
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
With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the nine months ended March 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
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

LANNETT COMPANY, INC.

Dated: May 9, 2006	By:	/s/ Brian Kearns

Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

	By:	/s/ Arthur P. Bedrosian

Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	40

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	41

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith	42