Form 10-Q
period 2006-09-30
LANNETT CO INC
filed 2006-11-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐     No ☑
As of October 31, 2006, there were 24,154,374 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(unaudited)
ASSETS
Current Assets
Cash	$555,245	$468,359
Trade accounts receivable (net of allowance of $250,000)	28,549,837	24,921,671
Inventories	10,940,816	11,476,503
Interest receivable	33,210	193,549
Prepaid taxes	2,195,782	3,212,511
Deferred tax assets — current portion	1,461,172	1,461,172
Other current assets	1,734,754	1,753,082

Total Current Assets	45,470,816	43,486,847

Property, plant, and equipment	28,769,430	28,782,350
Less accumulated depreciation	(9,686,103)	(9,136,801)

	19,083,327	19,645,549

Construction in progress	2,254,855	1,955,508
Investment securities — available for sale	4,599,066	5,621,609
Note receivable	5,940,338	3,182,498
Intangible asset (product rights) — net of accumulated amortization	13,385,002	13,831,168
Deferred tax asset	17,029,341	18,070,674
Other assets	249,663	198,211

TOTAL ASSETS	$108,012,408	$105,992,064

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Current Liabilities
Accounts payable	$226,840	$763,744
Accrued expenses	7,464,898	5,217,894
Unearned grant funds	500,000	500,000
Current portion of long term debt	1,130,706	1,130,706
Rebates and chargebacks payable	11,636,171	13,012,084

Total Current Liabilities	20,958,615	20,624,428

Long term debt, less current portion	6,904,215	7,065,986
Deferred tax liability	2,545,734	2,545,734

TOTAL LIABILITIES	30,408,564	30,236,148

SHAREHOLDERS’ EQUITY
Common stock — authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,148,014 and 24,141,325 shares, respectively	24,148	24,141
Additional paid in capital	72,032,020	71,742,402
Retained earnings	5,984,261	4,456,387
Accumulated other comprehensive loss	(42,015)	(72,444)

	77,998,414	76,150,486
Less: Treasury stock at cost - 50,900 shares	394,570	394,570

TOTAL SHAREHOLDERS’ EQUITY	77,603,844	75,755,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$108,012,408	$105,992,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	September 30,
	2006	2005
Net sales	$21,967,826	$13,641,532
Cost of sales (excluding amortization of intangible asset)	12,846,394	6,862,785

Gross profit	9,121,432	6,778,747

Research and development expenses	1,778,427	1,141,101
Selling, general, & administrative expenses	4,382,500	2,577,135
Amortization of intangible assets	446,166	446,166

Operating income	2,514,339	2,614,345

Other income (expense):
Interest expense	(64,026)	(108,003)
Interest income	98,608	148,049

	34,582	40,046

Income before income tax expense	2,548,921	2,654,391
Income tax expense	1,021,047	1,053,415

Net income	$1,527,874	$1,600,976

Basic earnings per share	$0.06	$0.07
Diluted earnings per share	$0.06	$0.07

Basic weighted average number of shares	24,147,941	24,110,790
Diluted weighted average number of shares	24,170,735	24,117,149
The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Retained		Accumulated Other	Total
	Common Stock		Paid-in	Earnings	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Capital	(Deficit)	Stock	Loss, net	Equity
Balance at June 30, 2006	24,141,325	$24,141	$71,742,402	$4,456,387	$(394,570)	$(72,444)	$75,755,916

Shares issued in connection with employee stock purchase plan	6,689	7	32,344				32,351

Stock Compensation expense			257,274				257,274

Other comprehensive income						30,429	30,429

Net Income				1,527,874			1,527,874

Balance at September 30, 2006	24,148,014	$24,148	$72,032,020	$5,984,261	$(394,570)	$(42,015)	$77,603,844

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$1,527,874	$1,600,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,079,675	954,300
Deferred tax (benefit) expense	1,041,333	(27,715)
Stock compensation expense	257,274	327,889
Noncash gain from sale of asset	(8,208)	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(5,004,079)	(3,934,972)
Inventories	535,687	(803,262)
Prepaid taxes	1,016,729	1,057,641
Prepaid expenses and other assets	127,215	100,730
Accounts payable	(536,904)	(240,314)
Accrued expenses	2,247,014	1,598,168

Net cash provided by operating activities	2,283,610	633,441

INVESTING ACTIVITIES:
Purchases of property, plant and equipment(including construction in progress)	(372,429)	(615,137)
Proceeds from sale of asset	10,000	—
Sales of investment securities — available for sale	1,052,972	1,327,777
Issuance of note receivable	(2,757,840)	(2,000,000)

Net cash used in investing activities	(2,067,297)	(1,287,360)

FINANCING ACTIVITIES:
Repayments of debt	(161,771)	(564,016)
Proceeds from issuance of stock	32,344	33,420

Net cash used in financing activities	(129,427)	(530,596)

NET INCREASE/(DECREASE) IN CASH	86,886	(1,184,515)

CASH, BEGINNING OF PERIOD	468,359	4,165,601

CASH, END OF PERIOD	$555,245	$2,981,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$35,114	$108,003

Income taxes paid	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
Note 1. Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X . Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2006.
Note 2. Summary of Significant Accounting Policies
Lannett Company, Inc., a Delaware Corporation, and subsidiaries (the “Company”), develop, manufacture, package, market, and distribute pharmaceutical products sold under generic chemical names. The Company primarily manufactures solid oral dosage forms, including tablets and capsules, and is pursuing partnerships and research contracts for the development and production of other dosage forms, including liquids and injectable products.
Revenue recognition and accounts receivable, adjustments for chargebacks, rebates and returns, allowance for doubtful accounts represent significant estimates made by management.
Principles of Consolidation — The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiary, Lannett Holdings, Inc.
Revenue Recognition — The Company recognizes revenue when its products are shipped, when title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable on the balance sheet and are included in net sales, as reductions, on the statement of income. Net sales, as presented in the statements of income, is based upon revenue earned upon shipment, less reserves for chargebacks, rebates, returns and other adjustments to sales.
Chargebacks — The chargeback provision is based upon contracted prices with customers, and the accuracy of this provision is affected by changes in product sales mix and by the length of time it takes for wholesalers to move the products to the ultimate customers. This is considered the most significant and complex estimate used in the recognition of revenue.
The chargeback process begins when the Company sells its products through wholesalers to “indirect customers” such as independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations. The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then select a wholesaler from which to receive the products at these contractual prices.

Upon the sale of a product to a wholesaler, the Company will record the estimated chargeback provision required, based upon estimated indirect customers’ purchases and the contract prices with those indirect customers. Once the sale to the indirect customer occurs, the wholesaler will request a chargeback credit from the Company equal to the difference between the contractual price with the indirect customer and the wholesaler’s invoice price, if the price sold to the indirect customer is lower than the direct price to the wholesaler. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers.
Rebates — Rebates are offered to the Company’s key customers and buying groups to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers’ individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.
Returns — Consistent with industry practice, the Company has a product returns policy that allows certain customers to return product within a specified period before and after the product’s lot expiration date in exchange for a credit to be applied against future purchases. The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, historical returns may not always be an accurate indicator of future returns. The Company monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in rebates and chargebacks payable on the balance sheet.
Other Adjustments — Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management in response to competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, expected declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in rebates and chargebacks payable on the balance sheet.
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2006 and 2005:
For the three months ended:
September 30, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100

Actual credits issued related to sales recorded in prior fiscal years	(7,907,000)	(1,702,800)	(699,000)	(219,000)	(10,527,800)

Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	300,000	—	—

Reserves charged to net sales during fiscal 2007 related to sales recorded in fiscal 2007	9,040,100	2,393,900	450,000	120,000	12,004,000

Actual credits issued related to sales recorded in Fiscal 2007	(2,224,700)	(615,200)	—	(12,200)	(2,852,100)

Reserve balance as of September 30, 2006	$9,045,800	$1,959,000	$467,000	$164,400	$11,636,200

For the three months ended:
September 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual credits issued related to sales recorded in prior fiscal years	(5,277,200)	(712,000)	(164,000)	(20,500)	(6,173,700)

Reserves or (reversals) charged during fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—

Reserves charged to net sales during fiscal 2006 – related to sales recorded in fiscal 2006	5,147,100	1,500,200	12,100	413,300	7,072,700

Actual credits issued related to sales recorded in fiscal 2006	(576,400)	(207,600)	—	—	(784,000)

Reserve balance as of September 30, 2005	$7,293,200	$1,609,400	$1,540,100	$422,300	$10,865,000

Please see the discussion regarding the above tables in Management’s Discussion and Analysis.
Accounts Receivable — The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. This provision is $250,000 at September 30, 2006 and June 30, 2006.
Fair Value of Financial Instruments — The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. The Company’s debt instruments are fixed rate, with a lower interest rate than the prevailing market rates. The Company has been able to obtain favorable rates through Philadelphia and Pennsylvania Industrial Development Authorities.
Deferred Debt Acquisition Costs — Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. These costs are included in interest expense in the Consolidated Statements of Income. Amortization expense for debt acquisition costs for the three months ended September 30, 2006 and 2005 was approximately $8,900 and $5,500, respectively.
Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.
Research and Development — Research and development expenses are charged to operations as incurred.
Advertising Costs — The Company charges advertising costs to operations as incurred.
Segment Information — The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment – generic pharmaceuticals – and one reporting segment. In accordance with FAS 131, the Company aggregates its financial information for all products and reports on one operating segment. The Company’s products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2006 and 2005:

	For the Three Months Ended
Medical Indication	9/30/06	9/30/05
Migraine Headache	$2,491,000	$3,173,000
Epilepsy	2,658,000	3,360,000
Heart Failure	1,503,000	1,748,000
Thyroid Deficiency	6,509,000	3,857,000
Antibiotics	6,530,000	—
Other	2,277,000	1,503,000

Total	$21,968,000	$13,641,000

Stock Options — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment” (SFAS 123(R)). This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments. Under the standard, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.
At September 30, 2006, the Company had two stock-based employee compensation plans. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method.
Accordingly, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2006:

Risk-free interest rate	5.00%
Expected volatility	59%
Expected dividend yield	0.0%
Expected term (in years)	5.00
Forfeiture rate	5.0%
Weighted average fair value at date of grant	$3.36
There were no options issued during the three months ended September 30, 2005.
Expected volatility is based on the historical volatility of the price of our common shares since active trading commenced on the American Stock Exchange in April 2002. We use historical information to estimate expected term within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the

U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.
The forfeiture rate assumption is the estimated annual rate at which unvested awards will be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the historical rate to reflect its expectations. For example, adjustments may be needed if, historically, forfeitures were affected mainly by turnover that resulted from a business restructuring that is not expected to recur. The increase in the forfeiture rate from 3% at September 30, 2005 to 5% at September 30, 2006 is an adjustment made to account for recent turnover at manager levels. As the Company continues to grow, this rate is likely to change to match such changes in growth businesses. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.
The following table presents all share-based compensation costs recognized in our statements of income as part of selling, general and administrative expenses:

	Three Months Ended September 30,
	2006	2005
	Fair Value	Fair Value
Method used to account for share-based compensation
Share-based compensation under SFAS 123(R)	$257,274	$327,889
Tax benefit at effective rate	$46,940	$79,350
A summary of award activity under the Plans as of September 30, 2006 and 2005, and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life
Outstanding at July 1, 2006	792,003	$10.89
Granted	134,262	4.61
Exercised	—	—
Forfeited or expired	2,720	16.86
Outstanding at September 30, 2006	923,545	$9.96	$—	7.7
Outstanding at September 30, 2006 and not yet vested	435,962	$8.35	$—	8.8
Exercisable at September 30, 2006	487,583	$11.40	$—	6.8

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life
Outstanding at July 1, 2005	857,108	$11.93
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2005	857,108	$11.93	$—	8.2
Outstanding at September 30, 2005 and not yet vested	428,437	$12.69	$—	8.4
Exercisable at September 30, 2005	428,671	$11.16	$—	7.8

As of September 30, 2006, there was approximately $1,327,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.4 years.
Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.
Note 3. New Accounting Standards
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies to recognize a change in accounting principle retrospectively in prior period financial statements. This applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which, in the Company’s case, is the current fiscal year beginning July 1, 2006. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this standard did not have a material impact on our financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management has not yet determined the effect that adoption of this statement will have upon the financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement sets forth obligation requirements for recognizing servicing assets or liabilities and gives guidance for measuring and presenting the obligations. The effective date of SFAS 156 is for fiscal years beginning after September 15, 2006. Lannett will be required to adopt the guidance of SFAS 156 beginning July 1, 2007. Management has not yet determined the effect that adoption of this statement will have upon the financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its study of the effects of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company has concluded that the adoption of this statement will have no impact on the financial statements or disclosures of the Company.
In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)—6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FSP No. 46(R)—6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)—6 was effective for the Company on July 1, 2006. FSP No. 46(R)—6 has had no impact to the Company in the current year.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Effective for tax years beginning after December 15, 2006, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While earlier adoption is permitted by the FASB, the Company has not yet completed its evaluation of the impact that adoption of FIN 48 will have on its financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.
Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.
SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
The effective date for SAB 108 is the first fiscal year ending after November 15, 2006. For Lannett, SAB 108 is effective immediately, for the fiscal year ending June 30, 2007, and has had no effect on the financial statements of the Company in the current year.

Note 4. Inventories
The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. Inventories consist of the following:

	September 30,
	2006	June 30, 2006
Raw material	$4,400,897	$5,143,714
Work-in-process	1,401,166	1,438,794
Finished goods	4,732,808	4,511,274
Packaging supplies	405,945	382,721

	$10,940,816	$11,476,503

The preceding amounts are net of inventory reserves of $1,278,912 and $1,054,498 at September 30, 2006 and June 30, 2006, respectively.
Note 5. Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three months ended September 30, 2006 and 2005 was approximately $634,000 and $508,000, respectively. Property, plant and equipment consist of the following:

			September 30,	June 30,
	Useful Lives		2006	2006

Land	—		$233,414	$233,414

Building and improvements	10 - 39	years	10,665,236	10,612,954

Machinery and equipment	5 - 10	years	17,044,077	17,109,279

Furniture and fixtures	5 - 7	years	826,703	826,703

			$28,769,430	$28,782,350

Note 6. Investment Securities — Available-for-Sale
The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations, and a $500,000 equity investment in an Active Pharmaceutical Ingredient (“API”) provider. All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. The Company accounts for its investment in the API provider at cost. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the three month period ended September 30, 2006.
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

September 30, 2006
Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	3,568,548	8,218	(54,569)	3,522,197
Mortgage-Backed Securities	296,985	—	(18,558)	278,427
Asset-Backed Securities	303,557	—	(5,115)	298,442

	$4,669,090	$8,218	$(78,242)	$4,599,066

June 30, 2006
Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	4,086,248	78	(92,221)	3,994,105
Mortgage-Backed Securities	312,904	—	(20,916)	291,988
Asset-Backed Securities	843,197	—	(7,681)	835,516

	$5,742,349	$78	$(120,818)	$5,621,609

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at September 30, 2006 are summarized as follows:

	September 30, 2006
	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	3,076,956	3,053,171
Due after five years through ten years	658,493	653,929
Due after ten years	933,641	891,966

	$4,669,090	$4,599,066

The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than 15% of shareholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of September 30, 2006:

As of September 30, 2006
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency	12	1,110,877	(9,259)	831,390	(45,310)	1,942,267	(54,569)
Mortgage-Backed Securities	3	146,235	(2,359)	369,213	(16,199)	515,448	(18,558)
Asset-Backed Securities	3	61,420	(847)	237,023	(4,268)	298,443	(5,115)

Total temporarily impaired investment securities	18	$1,318,532	$(12,465)	$1,437,626	$(65,777)	$2,756,158	$(78,242)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At September 30, 2006, there were approximately 18 out of 25 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Realized gains and losses from sale of investment securities have been immaterial for the quarters ended September 30, 2006 and 2005.
Note 7. Note Receivable
A loan agreement with an API provider (the “Borrower”) was entered in July 2005. In the agreement, the Company loaned the Borrower $2,000,000 to finance general business activities. Additional loans have been made to the Borrower since the loan was initiated. The current balance owed by the Borrower is approximately $5.9 million. The note receivable is backed by a promissory note and a security interest in substantially all the Borrower’s assets. Interest on the principal balance will be earned at 10% per annum for the first three years, and then at variable rates based on the Prime Rate plus 500 basis points. The agreement calls for the Borrower to pay all interest that has accrued and is due and owing on the Loan on the first, second and third anniversary date of this Agreement. The borrower requested an extension to the first interest payment, which was due in July 2006. The Company has approved this extension until January 2007. The Borrower shall pay the principal balance on the loan, plus accrued interest, in twenty four equal consecutive monthly installments beginning July 2008. Management currently believes this loan is fully collectible In the event of a default on the loan, the Company would be able to liquidate the net assets of the Borrower. However, there is no guarantee that the net assets of the Borrower will be sufficient to allow the full repayment of the existing loan. In the event that some or all of this loan is deemed uncollectible, a reserve will be established to recognize the amount considered uncollectible.
Note 8. Bank Line of Credit
The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (8.0% at September 30, 2006). The line of credit was renewed and extended to November 30, 2007. At September 30, 2006 and 2005, the Company had $0 outstanding under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit.

Note 9. Unearned Grant Funds
In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of September 30, 2006, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees. However, the Company is requesting an extension of this obligation to add 100 employees, since the other requirement related to use of funds has been met already, and the requirement to operate its Pennsylvania locations is still ongoing.
Note 10. Long-Term Debt
Long-term debt consists of the following:

	September 30,	June 30,
	2006	2006
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000

Pennsylvania Industrial Development Authority loan	1,204,692	1,221,780

Pennsylvania Department of Community & Economic Development loan	466,590	476,560

Tax-exempt bond loan (PAID)	900,983	955,566

Equipment loan	962,656	1,042,786

Total debt	8,034,921	8,196,692

Less current portion	1,130,706	1,130,706

Long term debt	$6,904,215	$7,065,986

On December 13, 2005, the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC) and the Pennsylvania Industrial Development Authority (PIDA). With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan. These loans were with Wachovia Bank. The Company financed $4,500,000 through the Immigrant Investor Program (PIDC Regional Center, LP III). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum. The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006. The remaining $1,250,000 is financed through the PIDA Loan. The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum. The PIDA Loan has $1,204,692 outstanding as of September 30, 2006, and $69,536 is currently due; none of the PIDC Loan is currently due.
An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund. The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum. As of September 30, 2006, $466,590 is outstanding, and $85,654 is currently due.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”). A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”). The interest rate fluctuates on a weekly basis. The effective interest rate at September 30, 2006 was 3.9%. At September 30, 2006, the Company has $900,983 outstanding on the Authority loan, of which $654,996 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2006, no portion of the letter of credit has been utilized.
The Equipment Loan consists of a term loan with a maturity of five years. The Company, as part of the 2003 Loan Financing agreement with Wachovia, is required to make equal payments of principal and interest. As of September 30, 2006, the Company has outstanding $962,656 under the Equipment Loan, of which $320,520 is classified as currently due.
The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of September 30, 2006, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 6.85%.
The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.
The terms of the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of September 30, 2006, the Company has complied with such terms, and successfully met its financial covenants.
Long-term debt amounts due, for the twelve month periods ended September 30 are as follows:

12 month period ended	Amounts Payable
September 30,	to Institutions
2007	$1,131,000
2008	672,000
2009	569,000
2010	180,000
2011	4,600,000
Thereafter	883,000

$8,035,000

Note 11. Income Taxes
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
The provision for federal, state and local income taxes for the three month period ended September 30, 2006 and 2005 was $1,021,047 and $1,053,415, respectively, with effective tax rates of 40% and 40%, respectively.
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

	Three Months Ended September 30,
	2006		2005
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings per share factors	$1,527,874	24,147,941	$1,600,976	24,110,790

Effect of dilutive stock options		22,794		6,359

Diluted earnings per share factors	$1,527,874	24,170,735	$1,600,976	24,117,149

Basic earnings per share	$0.06		$0.07
Diluted earnings per share	$0.06		$0.07
The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005 were 736,503 and 825,608, respectively.
Note 13. Comprehensive Income
The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of September 30, 2006 and 2005:

COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	9/30/2006	9/30/2005
Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) on Securities	$50,715	$(69,287)
Tax at effective rate	(20,286)	27,715

Total Unrealized Gain (Loss) on Securities, Net	30,429	(41,572)

Total Other Comprehensive Income (Loss)	30,429	(41,572)
Net Income	1,527,874	1,600,976

Total Comprehensive Income	$1,558,303	$1,559,404

Note 14. Related Party Transactions
The Company had sales of approximately $263,000 and $162,000 during the three months ended September 30, 2006 and 2005, respectively, to a distributor (the “related party”) owned by Jeffrey Farber. Mr. Farber is a member of the Board of Directors, as well as the son of William Farber, who is the Chairman of the Board and principal shareholder of the Company. Accounts receivable includes amounts due from the related party of approximately $157,000 and $131,000 at September 30, 2006 and 2005, respectively. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owns the ANDA. This agreement is subject to the Company’s ability to obtain FDA approval to use the proprietary rights. In the event that an approval can not be obtained, Pharmeral, Inc. must repay the $100,000 to the Company. Accordingly, the Company has treated this payment as a prepaid asset. Arthur Bedrosian, President of the Company, Inc. was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc. This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.
Note 15. Material Contract with Supplier
Jerome Stevens Pharmaceuticals agreement:
The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 51% of the Company’s inventory purchases during the first quarter of Fiscal 2007 and 62% during the first quarter of Fiscal 2006. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®. The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.
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
Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of September 30, 2006, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.
Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Note 1 – intangible assets for additional disclosure and discussion of this impairment.
Other agreements:
In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States. Purchases of finished goods inventory from this provider accounted for approximately 23% of the Company’s inventory purchases during the first quarter of Fiscal 2007. There were no inventory purchases from this provider during the first quarter of Fiscal 2006. The term of the agreement is three years, beginning on August 22, 2005 and continuing through August 21, 2008.
During the term of the agreement, the Company has committed to provide a rolling twelve month forecast of the estimated Product requirements to this provider. The first three months of the rolling twelve month forecast are binding and constitute a firm order.
Note 16. Contingencies
The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three months ended September 30, 2006 and 2005.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Introduction
The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.
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
Revenue Recognition — The Company recognizes revenue when its products are shipped, and when title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales.
The change in the reserves for various sales adjustments may not be proportional to the change in sales because of changes in both the product mix and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to increase sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales. The major variable affecting this rate is customer mix, and estimates of expected customer mix are based on historical experience and sales expectations. The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and metrics. Lannett’s methodology for estimating reserves in the three months ended September 30, 2006 has been consistent with previous periods.
The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer reach an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse, and resell the product to its own customers. The customer will continually reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company’s customers continually reorder the Company’s products. It is common for the Company’s customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer’s product is considered. Otherwise, retail prescriptions would be filled with competitors’ products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The shelf-life of the Company’s products ranges from 18 months to 36 months from the time of manufacture. The Company monitors its customers’ purchasing trends to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the wholesale customers.
Chargebacks — The provision is based upon contracted prices with customers, and the accuracy of this provision is affected by changes in product sales mix and delays in selling products through distributors. This is considered the most significant and complex estimate used in the recognition of revenue. The chargeback is initiated when the Company sells its products to “indirect customers” such as independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations. The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then select wholesalers from which to purchase the products at these contractual prices.
Upon the sale of a product to a wholesaler, the Company will estimate the chargeback provision required, based upon estimated purchases by indirect customers, each of whom may have varying contracted prices. Once the actual sale to the indirect customer occurs, the wholesaler will request a chargeback credit from the Company. The chargeback is the difference between the contractual price with the indirect customer and the wholesaler’s invoice price, if the price sold to the indirect customer is lower than the direct price to the wholesaler. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers. As sales increase to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, the reserve for chargebacks will also generally increase. The size of the chargeback increase depends on the product and customer mix, as different products and customers will have different chargeback rates determined by the contractual sales prices. The Company continually monitors the reserve for chargebacks and makes adjustments as appropriate. Since the chargeback is initiated upon the transfer or sale of the product from the wholesaler to the indirect customer, there is typically a delay in processing the chargeback, based on the time to sell the product. Thus, the estimated chargeback reserve at the time of sale may vary from actual, based on this time delay and the product sales mix going through each distributor. The Company closely monitors this activity to ensure the estimates accurately reflect actual activity.
Rebates — Rebates are offered to the Company’s key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-

established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers’ individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.
Returns — Consistent with industry practice, the Company has a product returns policy that allows certain customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases. The Company’s policy requires that the customer obtain approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.
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
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2006 and 2005:
For the three months ended:
September 30, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100

Actual credits issued related to sales recorded in prior fiscal years	(7,907,000)	(1,702,800)	(699,000)	(219,000)	(10,527,800)
Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	300,000	—	—

Reserves charged to net sales during Fiscal 2007 related to sales recorded in fiscal 2007	9,040,100	2,393,900	450,000	120,000	12,004,000

Actual credits issued-related to sales recorded in Fiscal 2007	(2,224,700)	(615,200)	—	(12,200)	(2,852,100)

Reserve balance as of September 30, 2006	$9,045,800	$1,959,000	$467,000	$164,400	$11,636,200

For the three months ended:
September 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual credits issued related to sales recorded in prior fiscal years	(5,277,200)	(712,000)	(164,000)	(20,500)	(6,173,700)

Reserves or (reversals) charged during current fiscal year related to sales recorded in prior fiscal years	—	—	—	—	—

Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	5,147,100	1,500,200	12,100	413,300	7,072,700

Actual credits issued related to sales recorded in Fiscal 2006	(576,400)	(207,600)	—	—	(784,000)

Reserve balance as of September 30, 2005	$7,293,200	$1,609,400	$1,540,100	$422,300	$10,865,000

Credits issued during the quarter that relate to prior year sales are charged against the opening balance. Since reserves are assessed and recorded in aggregate, any potential additional reserves or reversals of reserves have historically offset each other. The table above shows the effects of reversals within the rebate and return categories. It is the Company’s intention that all reserves be charged to sales in the period that the sale is recognized, however, due to the nature of this estimate, it is possible that the Company may sometimes need to increase or decrease the reserve based on prior period sales. If that were to occur, management would disclose that information at that time. If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.
Since the Company monitors and assesses these reserves in aggregate, the rates of reserves will vary, as well as the category under which the credit falls. This variability comes about when the Company is working with indirect customers to compete with the pricing of other generic companies. The Company is currently working on improving computer systems to improve the accuracy of tracking and processing chargebacks and rebates. Improvements to automate calculation of reserves will not only reduce the potential for human error, but also will result in more in-depth analysis and improved customer interaction for resolution of open credits.
The rate of credits issued is monitored by the Company on a quarterly basis. The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers. The decrease of reserves to $11,636,000 at September 30, 2006 from $13,012,000 at June 30, 2006 is due to the timing of credits being processed by the customers and by the Company. Approximately 80% of the reserve balance from June 30, 2006 has been processed through the first quarter of Fiscal 2007. Management estimates reserves based on sales mix. A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates. The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.
Each category of reserve shown has decreased since June 30, 2006, except for the reserve for returns. An increased level of chargebacks processed by customers and the Company has led to this change. On a quarter to quarter basis, the chargeback reserves may fluctuate, due to the increasingly competitive generic pharmaceutical market. The increased competition in certain drugs and increase in chargebacks has resulted in decreased prices to Lannett customers. Recent quarters have seen declining sales prices in certain products, and increases in others.

Accounts Receivable — The Company performs credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of available credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the both Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
The Company also regularly monitors customer Accounts Receivable (AR) balances through a tool known as Days Sales Outstanding (“DSO”). This calculation for Net DSO begins with the Gross AR less the Rebates and Chargeback reserve. This net amount is then divided by the average daily net sales for the period. The table below shows the results of these calculations for the relevant periods.

	Quarter ended	Fiscal Year	Quarter ended
	9/30/05	ended 6/30/06	9/30/06
Net DSO (in days)	26.4	67.9	70.8
Gross DSO (in days)	63.0	76.5	73.3
The Gross DSO above shows the result of the same calculation without regard to rebates and chargebacks. It is generally higher than the Net DSO calculation. The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both types of DSO are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.
The Company’s payment terms are consistent with the generic industry at 60 days for payment from all customers, including wholesalers. Net DSO for the Fiscal 2007 first quarter, net of rebates and chargebacks, increased as a result of additional sales made during the most recent period, plus an unusually low A/R balance at the end of the first quarter of Fiscal 2006, September 30, 2005. This low balance in the prior year was due to wholesale customers who had paid the balance owed to Lannett in a timely manner, but had not taken chargebacks before the balance sheet date of September 30, 2005. Thus, the reserve for chargebacks remained high as of the balance sheet date, while the A/R balance was reduced. Gross DSO has also increased since the prior year. This is primarily due to increasing sales in the latter months of the quarter. Management expects the DSO calculation to approximate 60 days. Significant variances greater or less than 60 are reviewed and, if necessary, action is taken.
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
Stock Options — Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (123(R)) was adopted effective July 1, 2005. The Company applied the standard using the modified prospective-transition method with no restatement of prior periods. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the Statement of

Operations for the year ended June 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
Since the standard was applied using the modified-prospective-transition-method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. Share-based compensation cost is measured using the Black-Scholes option pricing model. The following table highlights relevant stock-option plan information.

	September 30,	September 30,
	2006	2005
Total share-based compensation expense	$257,000	$328,000
Total compensation cost related to non-vested awards not yet recognized	$1,327,000	$1,932,000
Weighted average period over which it is to be recognized	1.4 years	1.5 years
     Results of Operations — Three months ended September 30, ,2006 compared with three months ended September 30, 2005
Net sales for the three months ended September 30, 2006 (“Fiscal 2007”) increased 61% to $21,968,000 from $13,642,000 for the three months ended September 30, 2005 (“Fiscal 2006”). The increase was primarily due to greater demand for generic medication used to treat thyroid deficiency, greater demand for generic antibiotics, and new products that were approved by the FDA in the current or previous year. The Company was able to increase sales of thyroid medication through a new customer acquisition and expanded sales to existing customers. In the prior year, the thyroid medications were declining, due to a delay in the AB rating of Levothyroxine. In the current year, the increase is likely due to Lannett’s ability to provide the product quickly and cost effectively to all of our customers. The following table highlights the reasons for the increase, and the percentage each area had on the overall increase of $8,326,000.

Description	% of increase
Greater demand/volume	33%
New product launches	24%
Marketing agreements	78%
Existing product changes	-35%

Total	100%
The majority of the increases are due to increased volumes. However, these increases may not be indicative of the full year sales growth. Existing product changes are also primarily driven by volume, with a small amount of decline due to pricing.
The existing product sales decline can be attributed to several products. Sales of Primidone tablets decreased by approximately $700,000 in Fiscal 2007 because the Company is no longer the primary manufacturer of the 50mg Primidone tablet. Sales of Butalbital with Aspirin and Caffeine capsules and Butalbital with Aspirin and Caffeine with Codeine, declined $900,000. This decline can be attributed to a combination of lower product sales prices, and increased competition. Methyltestosterone and Esterefied Estrogens sales declined nearly $800,000 in Fiscal 2007 because of greater competition and pricing pressure added by new competitors in the marketplace.
The Company sells its products to customers in various categories. The table below identifies the Company’s approximate net sales to each category for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
Customer Category	2006	2005
Wholesaler/Distributor	$16,199,000	$7,746,000
Retail Chain	4,163,000	3,405,000
Mail-Order Pharmacy	1,533,000	1,601,000
Private Label	73,000	890,000

Total	$21,968,000	$13,642,000

The increase in sales to wholesaler/distributor customers is due mainly to issues associated with Levothyroxine Sodium tablets in the prior year. Excess product in 2005 resulted in little or no sales in the quarter ended September 30, 2005. In the quarter ended September 30, 2006, the excess inventory and returns of this product were no longer an issue, and the product was again being sold on a regular basis. In addition, sales of new products grew through wholesalers, which is a typical strategy for promoting new products.
Cost of sales (excluding amortization of intangible asset) for the first quarter increased 87% to $12,846,000 in Fiscal 2007 from $6,863,000 in Fiscal 2006. The increase is due to the 61% increase in sales which was driven mostly by volume. In addition, new product sales and marketing agreements consisted of products that have higher costs to produce or purchase. Gross profit margins (excluding amortization of intangible asset) for the first quarter of Fiscal 2007 and Fiscal 2006 were 42% and 50%, respectively. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.
Research and development (“R&D”) expenses in the first quarter increased 56% to $1,778,000 for Fiscal 2007 from $1,141,000 for Fiscal 2006. The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA. The Company expenses all production costs as R&D until the drug is approved by the FDA. R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.
Selling, general and administrative expenses in the first quarter increased 70% to $4,833,000 in Fiscal 2007 from $2,577,000 in Fiscal 2006. The increase is primarily due to $1,300,000 of expenses related to marketing agreements tied to sales of new generic products. The remaining increase in expense is due to additional administrative personnel costs, related to increased headcount, professional fees and computer support fees. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing, and longer lasting impact on the administrative cost structure. Other costs are being incurred to facilitate improvements in the Company’s infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.
Amortization expense for the intangible asset for the three months ended September 30, 2006 and 2005 was approximately $446,000 and $446,000, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP. For the remaining seven and a half years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.
The Company’s interest expense in the first quarter decreased to $64,000 in Fiscal 2007 from $108,000 in Fiscal 2006 primarily as a result of a decrease in principal balances and the refinancing of mortgage debt in November 2005. Interest income in the first quarter decreased to $99,000 in Fiscal 2007 from $148,000 in Fiscal 2006.
The Company’s income tax expense in the first quarter decreased to $1,021,000 in Fiscal 2007 from $1,053,000 in Fiscal 2006, with a 40% effective tax rate in both periods.

The Company reported net income of $1,528,000 in the first quarter of Fiscal 2007, or $0.06 basic and diluted income per share, as compared to net income of $1,601,000 in the First Quarter Fiscal 2006, or $0.07 basic and diluted income per share.
Liquidity and Capital Resources
The Company has historically financed its operations by cash flow from operations. At September 30, 2006, working capital was $24,512,000, as compared to $22,862,000 at June 30, 2006, an increase of $1,650,000. Net cash provided by operating activities of $2,284,000 in the first quarter of Fiscal 2007 is due to net income of $1,528,000, and adjustments for the effects of non-cash items of $2,370,000 and decrease in operating assets and liabilities of $1,614,000. Significant changes in operating assets and liabilities are comprised of:
•	An increase in trade accounts receivable of $5,004,000 due to increased sales in the first quarter of Fiscal 2007.

•	A decrease in prepaid taxes as a result of receipt of $1,017,000 tax refund.

•	An increase in accrued expenses resulting from personnel expenses increasing as a result of an accrual of bonuses plus a change in timing of employee payroll during September amounting to $0.7 million, $1.0 million accrual owed to a marketing partner as part of a royalty agreement, and normal timing fluctuations related to receiving raw materials.
The net cash used in investing activities of $2,067,000 for the three months ended September 30, 2006 was due to an additional $2.8 million note receivable signed with an API provider. This was partially offset by the sale of a portion of the Company’s investment securities, which consist primarily of U. S. government and agency marketable debt securities.
The following table summarizes the remaining repayments of debt, including sinking fund requirements as of September 30, 2006 for the subsequent twelve month periods:

Amounts Payable
Twelve Month Periods	to Institutions
2007	1,131,000
2008	672,000
2009	569,000
2010	180,000
2011	4,600,000
Thereafter	883,000

$8,035,000

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (8.0% at September 30, 2006). The line of credit was renewed and extended to November 30, 2007. At September 30, 2006 and 2005, the Company had $0 outstanding under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit.
The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of September 30, 2006, the Company has complied with such terms, and successfully met its financial covenants.
In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of September 30, 2006, the Company has recognized the grant funding as a current liability under the caption of Unearned Grant Funds. Currently, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees.
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
In addition to the efforts of its internal product development group, Lannett has contracted with several outside firms for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle — formulation, analytical method development and testing and manufacturing scale-up. These products are orally-administered solid dosage, injectables, as well as topical products intended to treat a diverse range of medical indications. It is the Company’s intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company’s own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to complement the progress of its own internal R&D efforts.
Lannett also manufactures and sells products which are equivalent to innovator drugs which are grand-fathered, under FDA rules, prior to the passage of the Hatch-Waxman Act of 1984. The FDA allows generic manufacturers to produce and sell generic versions of such grand-fathered products by simply performing and internally documenting the product’s stability over a period of time. Under this scenario, a generic company can forego the time required for FDA ANDA approval.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has debt instruments with variable interest rates. The Equipment loan, amounting to $963,000 at September 30, 2006, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points. In addition, the Company has a $3 million line of credit that bears interest at the prime interest rate less 0.25%. The Company currently has $0 outstanding under this line of credit. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.
The Company invests in U.S. treasury notes, government asset-backed securities and mortgage-backed securities, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the interest rate.
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
With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the three months ended September 30, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
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

LANNETT COMPANY, INC.
Dated: Nov. 8, 2006	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and Chief Financial Officer

Dated: Nov. 8, 2006	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	36

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	37

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith	38