Form 10-Q
period 2006-12-31
LANNETT CO INC
filed 2007-02-07
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006.

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
Yes   ☐           No   ☑
As of January 31, 2007, there were 24,165,325 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(unaudited)
ASSETS
Current Assets
Cash	$2,006,530	$468,359
Trade accounts receivable (net of allowance of $250,000 for both periods)	27,171,392	24,921,671
Inventories	9,485,026	11,476,503
Interest receivable	100,285	193,549
Prepaid taxes	2,195,782	3,212,511
Deferred tax assets — current portion	1,461,172	1,461,172
Other current assets	1,771,121	1,753,082

Total Current Assets	44,191,308	43,486,847

Property, plant, and equipment	31,015,842	28,782,350
Less accumulated depreciation	(10,344,231)	(9,136,801)

	20,671,611	19,645,549

Construction in progress	705,203	1,955,508
Investment securities — available for sale	3,771,518	5,621,609
Note receivable	8,529,163	3,182,498
Intangible asset (product rights) — net of accumulated amortization	12,938,835	13,831,168
Deferred tax asset	16,324,696	18,070,674
Other assets	240,746	198,211

TOTAL ASSETS	$107,373,080	$105,992,064

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Current Liabilities
Accounts payable	$4,609,938	$763,744
Accrued expenses	4,262,256	5,217,894
Unearned grant funds	500,000	500,000
Current portion of long term debt	591,775	546,886
Rebates and chargebacks payable	8,558,558	13,012,084

Total Current Liabilities	18,522,527	20,040,608

Long term debt, less current portion	7,349,491	7,649,806
Deferred tax liability	2,545,734	2,545,734

TOTAL LIABILITIES	28,417,752	30,236,148

SHAREHOLDERS’ EQUITY
Common stock — authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,154,749 and 24,141,325 shares, respectively	24,154	24,141
Additional paid in capital	72,318,937	71,742,402
Retained earnings	7,046,053	4,456,387
Accumulated other comprehensive loss	(39,246)	(72,444)

	79,349,898	76,150,486
Less: Treasury stock at cost — 50,900 shares	(394,570)	(394,570)

TOTAL SHAREHOLDERS’ EQUITY	78,955,328	75,755,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,373,080	$105,992,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$22,916,347	$15,228,767	$44,884,171	$28,870,299
Cost of sales (excluding amortization of intangible asset)	17,244,285	8,063,974	30,090,680	14,926,759

Gross profit	5,672,062	7,164,793	14,793,491	13,943,540

Research and development expenses	1,538,108	2,420,977	3,316,535	3,562,077
Selling, general, & administrative expenses	1,961,956	2,204,916	6,344,458	4,782,051
Amortization of intangible assets	446,166	446,167	892,332	892,333

Operating income	1,725,832	2,092,733	4,240,166	4,707,079

Other income (expense):
Interest expense	(68,369)	(85,441)	(132,394)	(193,444)
Interest income	112,197	99,300	210,805	247,349

	43,828	13,859	78,411	53,905

Income before income tax expense	1,769,660	2,106,592	4,318,577	4,760,984
Income tax expense	707,864	842,518	1,728,911	1,895,933

Net income	$1,061,796	$1,264,074	$2,589,666	$2,865,051

Basic earnings per share	$0.04	$0.05	$0.11	$0.12
Diluted earnings per share	$0.04	$0.05	$0.11	$0.12

Basic weighted average number of shares	24,154,553	24,125,884	24,151,237	24,122,181
Diluted weighted average number of shares	24,222,515	24,151,222	24,197,946	24,140,863
The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated Other	Total
	Common Stock		Additional Paid-	Retained	Treasury	Comprehensive Loss,	Shareholders'
	Shares	Amount	in Capital	Earnings	Stock	net	Equity
Balance at June 30, 2006	24,141,325	$24,141	$71,742,402	$4,456,387	($394,570)	($72,444)	$75,755,916

Shares issued in connection with employee stock purchase plan	13,424	13	61,270				61,283

Stock Compensation expense			515,265				515,265

Other comprehensive income						33,198	33,198

Net Income				2,589,666			2,589,666

Balance at December 31, 2006	24,154,749	$24,154	$72,318,937	$7,046,053	$(394,570)	$(39,246)	$78,955,328

The accompanying notes to consolidated financial statements are an integral part of this statement.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$2,589,666	$2,865,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,183,971	1,930,920
Deferred tax expense	1,745,978	867,483
Stock compensation expense	515,265	685,983
Gain from sale of asset	(8,208)	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(6,703,247)	(8,297,320)
Inventories	1,991,477	(901,802)
Prepaid taxes	1,016,729	1,000,000
Prepaid expenses and other assets	32,689	38,800
Accounts payable	3,846,194	259,862
Accrued expenses	(955,636)	1,097,888

Net cash provided by (used in) operating activities	6,254,878	(453,135)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(1,069,188)	(2,678,847)
Proceeds from sale of asset	10,000	—
Sales of investment securities — available for sale	1,883,289	2,249,681
Issuance of note receivable	(5,346,665)	(2,000,000)

Net cash used in investing activities	(4,522,564)	(2,429,166)

FINANCING ACTIVITIES:
Repayments of debt	(255,426)	(7,011,182)
Proceeds from debt, net of restricted cash released	—	5,750,000
Proceeds from issuance of stock	61,283	65,051

Net cash used in financing activities	(194,143)	(1,196,131)

NET INCREASE/(DECREASE) IN CASH	1,538,171	(4,078,432)

CASH, BEGINNING OF PERIOD	468,359	4,165,601

CASH, END OF PERIOD	$2,006,530	$87,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid	$75,051	$193,444

Income taxes paid	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
Note 1. Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Operating results for the three month and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2006.
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
Revenue recognition and accounts receivable, adjustments for chargebacks, rebates and returns, allowance for doubtful accounts and realization of deferred income tax assets represent significant estimates made by management.
Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, Lannett Holdings, Inc. and an inactive subsidiary.
Revenue Recognition - The Company maintains pricing agreements with all customers. Revenue is recognized at the agreed price upon delivery to the customer, when title and risk of loss have transferred to the customer, collectibility is reasonably assured and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable on the balance sheet and are included in net sales, as reductions, on the statement of income. Net sales, as presented in the statements of income, are based upon revenue earned upon shipment, less reserves for chargebacks, rebates, returns and other adjustments to sales.
Chargebacks – The chargeback provision is based upon contracted prices with customers, and the accuracy of this provision is affected by changes in product sales mix and by the length of time it takes for wholesalers to move the products to the ultimate customers. This is considered the most significant and complex estimate used in the recognition of revenue.
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
Upon the sale of a product to a wholesaler, the Company records the estimated chargeback provision based upon estimated indirect customers’ purchases and the contract prices with those indirect customers. Once the sale to the indirect customer occurs, the wholesaler requests a chargeback credit from the Company equal to the difference between the contractual price with the indirect customer and the wholesaler’s invoice price, if the price sold to the indirect customer is lower than the direct price to the wholesaler. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers.
Rebates – Rebates are offered to the Company’s key customers and buying groups to promote customer loyalty and encourage product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers’ individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.
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
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2006 and 2005:
For the six months ended December 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(10,120,000)	(1,702,800)	(869,500)	(219,000)	(12,911,300)
Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	460,000	—	160,000
Reserves charged to net sales during fiscal 2007 related to sales recorded in fiscal 2007	15,851,400	5,750,100	590,000	350,000	22,541,500
Actual credits issued related to sales recorded in Fiscal 2007	(10,065,500)	(3,808,500)	(254,700)	(115,000)	(14,243,700)

Reserve balance as of December 31, 2006	$5,803,300	$2,121,900	$341,800	$291,600	$8,558,600

For the six months ended December 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000
Actual credits issued related to sales recorded in prior fiscal years	(7,100,000)	(950,000)	(1,450,000)	(29,500)	(9,529,500)
Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	10,756,100	2,697,600	602,900	470,300	14,526,900
Actual credits issued related to sales recorded in Fiscal 2006	(3,674,300)	(2,487,100)	(129,400)	(382,300)	(6,673,100)

Reserve Balance as of December 31, 2005	$7,981,500	$289,300	$715,500	$88,000	$9,074,300
Please see the discussion regarding the above tables in Management’s Discussion and Analysis.
Accounts Receivable - The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. This provision is $250,000 at December 31, 2006 and June 30, 2006.
Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. The Company’s debt instruments are fixed rate, with a lower interest rate than the prevailing market rates. The Company has been able to obtain favorable rates through Philadelphia and Pennsylvania Industrial Development Authorities.
Deferred Debt Acquisition Costs - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. These costs are included in interest expense in the Consolidated Statements of Income. Amortization expense for debt acquisition costs for the three months ended December 31, 2006 and 2005 was approximately $9,000 and $ 36,000, respectively, and for the six months ended December 31, 2006 and 2005 was approximately $18,000 and $ 42,000, respectively
Shipping and Handling Costs – The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.
Research and Development – Research and development expenses are charged to operations as incurred.
Advertising Costs - The Company charges advertising costs to operations as incurred.
Segment Information – The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment – generic pharmaceuticals – and one reporting segment. In accordance with FAS 131, the Company aggregates its financial information for all products and reports on one operating segment. The Company’s products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company’s approximate net product sales by medical indication for the three and six months ended December 31, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
Medical Indication	2006	2005	2006	2005
Migraine Headache	$2,671,000	$3,346,000	$5,162,000	$6,519,000
Epilepsy	1,815,000	3,329,000	4,473,000	6,689,000
Heart Failure	1,000,000	1,518,000	2,503,000	3,266,000
Thyroid Deficiency	12,118,000	3,411,000	18,278,000	7,280,000
Antibacterial	4,428,000	1,598,000	12,090,000	2,036,000
Other	884,000	2,027,000	2,378,000	3,080,000

Total	$22,916,000	$15,229,000	$44,884,000	$28,870,000

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
At December 31, 2006, the Company had two stock-based employee compensation plans. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method.
Accordingly, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption. The Company measures share-based compensation cost using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2006:

Risk-free interest rate	4.74%
Expected volatility	59%
Expected dividend yield	0.0%
Expected term (in years)	5.00
There were approximately 220,000 and 354,000 options issued during the three and six months ended December 31, 2006. This compares to approximately 20,000 options issued during the three and six months ended December 31, 2005. 375 shares under option were exercised in the three and six months ended December 31, 2006, resulting in proceeds of $281 to the Company. There were no exercises in the three and six month periods ended December 31, 2005.
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

The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if, historically, forfeitures were affected mainly by turnover that resulted from a business restructuring that is not expected to recur. The increase in the forfeiture rate from 3% at December 31, 2005 to 5.0% at December 31, 2006 is an adjustment made to account for recent turnover at manager levels. As the Company continues to grow, this rate is likely to change to match such changes in growth businesses. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.
The following table presents all share-based compensation costs recognized in our statements of income as part of selling, general and administrative expenses:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value
Share-based compensation under SFAS 123(R)	$258,248	$359,301	$515,265	$685,983
Tax benefit	$46,940	$79,350	$93,881	$158,700
Options outstanding that have vested and are expected to vest as of December 31, 2006 are as follows:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Vested	564,375	$11.54	$85,274	6.7
Expected to vest	546,550	$7.26	$263,223	9.2
Total	1,110,925	$9.38	$348,497	7.9
A summary of award activity under the Plans as of December 31, 2006 and 2005, and changes during the six months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Outstanding at July 1, 2006	792,003	$10.89		7.3
Granted	353,783	$6.02
Exercised	375	0.75	$2,063
Forfeited or expired	5,720	10.73
Outstanding at December 31, 2006	1,139,691	$9.38	$362,351	7.9
Outstanding at December 31, 2006 and not yet vested	575,316	$7.26	$277,076	9.2
Exercisable at December 31, 2006	564,375	$11.54	$85,274	6.7

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Outstanding at July 1, 2005	857,108	$13.72
Granted	83,500	$5.18
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2005	940,608	$11.33	$340,320	8.2
Outstanding at December 31, 2005 and not yet vested	418,527	$11.17	$245,110	8.4
Exercisable at December 31, 2005	522,081	$11.45	$95,210	7.8
As of December 31, 2006, there was approximately $2,111,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2005, there was approximately $1,806,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.
Unearned Grant Funds – The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.
Note 3. New Accounting Standards
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies to recognize a change in accounting principle retrospectively in prior period financial statements. This applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which, in the Company’s case, is the current fiscal year beginning July 1, 2006. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this standard did not have a material impact on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt the guidance of SFAS 107 beginning July 1, 2008. The Company has not completed its study of the effects of adopting this standard.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Effective for fiscal years beginning after December 15, 2006, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will be required to adopt the guidance of FIN 48 beginning July 1, 2007. While earlier adoption is permitted by the FASB, the Company has not yet completed its evaluation of the impact that adoption of FIN 48 will have on its financial statements.

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
SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
The effective date for SAB 108 is the first fiscal year ending after November 15, 2006. For Lannett, SAB 108 is effective immediately, for the fiscal year ending June 30, 2007. The Company has not yet determined the effect of adopting this guidance, but will be completing an analysis on the effect of this guidance before the end of the fiscal year.
Note 4. Inventories
The Company values its inventories at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. Inventories consist of:

	December 31, 2006	June 30, 2006
Raw material	$3,938,383	$5,143,714
Work-in-process	1,517,984	1,438,794
Finished goods	3,631,856	4,511,274
Packaging supplies	396,803	382,721

	$9,485,026	$11,476,503

The preceding amounts are net of inventory reserves of $1,306,830 and $1,054,498 at December 31, 2006 and June 30, 2006, respectively.
Note 5. Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three months ended December 31, 2006 and 2005 was approximately $658,000 and $530,000, respectively. Depreciation expense for the six months ended December 31, 2006 and 2005 was approximately $1,292,000 and $1,039,000, respectively. Property, plant and equipment consist of the following:

		December 31,	June 30,
	Useful Lives	2006	2006
Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	11,974,573	10,612,954
Machinery and equipment	5 - 10 years	17,981,152	17,109,279
Furniture and fixtures	5 - 7 years	826,703	826,703

		$31,015,842	$28,782,350

Note 6. Investment Securities — Available-for-Sale
The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations, and a $500,000 equity investment in an Active Pharmaceutical Ingredient (“API”) provider. All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. The Company accounts for its investment in the API provider at cost. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the six month period ended December 31, 2006.
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

December 31, 2006
Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other Investments	$500,000	$—	$—	$500,000

U.S. Government Agency	2,776,470	5,992	(53,883)	2,728,579
Mortgage-Backed Securities	288,424	—	(20,279)	268,145
Asset-Backed Securities	272,034	6,063	(3,303)	274,794

	$3,836,928	$12,055	$(77,465)	$3,771,518

June 30, 2006
Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	4,086,248	78	(92,221)	3,994,105
Mortgage-Backed Securities	312,904	—	(20,916)	291,988
Asset-Backed Securities	843,197	—	(7,681)	835,516

	$5,742,349	$78	$(120,818)	$5,621,609

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at December 31, 2006 are summarized as follows:

	December 31, 2006
	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$201,540	$197,750
Due after one year through five years	2,610,671	2,596,617
Due after five years through ten years	134,819	130,626
Due after ten years	889,898	846,525

	$3,836,928	$3,771,518

The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than 15% of shareholders’ equity.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of December 31, 2006:

As of December 31, 2006
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency	25	603,846	(4,848)	1,174,894	(49,035)	1,778,740	(53,883)
Mortgage-Backed Securities	3	120,082	(4,032)	148,063	(16,247)	268,145	(20,279)
Asset-Backed Securities	3	81,863	(1,380)	118,346	(1,923)	200,209	(3,303)

Total temporarily impaired investment securities	31	$805,791	$(10,260)	$1,441,303	$(67,205)	$2,247,094	$(77,465)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At December 31, 2006, there were approximately 31 out of 45 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Realized gains and losses from sale of investment securities have been immaterial for the three and six month periods ended December 31, 2006 and 2005.
Note 7. Note Receivable
A loan agreement with an API provider (the “Borrower”) was entered in July 2005. In the agreement, the Company loaned the Borrower $2,000,000 to finance general business activities. Additional loans have been made to the Borrower since the loan was initiated. The current balance owed by the Borrower is approximately $8.5 million. The note receivable is backed by a promissory note and a security interest in substantially all the Borrower’s assets. Interest on the principal balance will be earned at 10% per annum for the first three years, and then at variable rates based on the Prime Rate plus 500 basis points. The agreement calls for the Borrower to pay all interest that has accrued and is due and owing on the Loan on the first, second and third anniversary date of this Agreement. The borrower requested an extension to the first interest payment, which was due in July 2006. The borrower subsequently made this interest payment in January 2007. The Borrower shall pay the principal balance on the loan, plus accrued interest, in twenty four equal consecutive monthly installments beginning July 2008. Management currently believes this loan is fully collectible, In the event of a default on the loan, the Company would be able to liquidate the net assets of the Borrower. However, there is no guarantee that the net assets of the Borrower will be sufficient to allow the full repayment of the existing loan. In the event that some or the entire loan is deemed uncollectible, a reserve will be established to recognize the amount considered uncollectible.

Note 8. Bank Line of Credit
The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (8.0% at December 31, 2006). The line of credit was renewed and extended to November 30, 2007. At December 31, 2006 and 2005, the Company had $0 outstanding under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit.
Note 9. Unearned Grant Funds
In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of December 31, 2006, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees. However, the Company is requesting an extension of this obligation to add 100 employees, since the other requirement related to use of funds has been met already, and the requirement to operate its Pennsylvania locations is still ongoing.
Note 10. Long-Term Debt
Long-term debt consists of the following:

	December 31,	June 30,
	2006	2006
PIDC Regional Development Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,205,000	1,222,000
Pennsylvania Department of Community & Economic Development loan	453,000	476,000
Tax-exempt bond loan (PAID)	901,000	956,000
Equipment loan	882,000	1,043,000

Total debt	7,941,000	8,197,000
Less current portion	592,000	547,000

Long term debt	$7,349,000	$7,650,000

On December 13, 2005, the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC) and the Pennsylvania Industrial Development Authority (PIDA). With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan. These loans were with Wachovia Bank. The Company financed $4,500,000 through the Immigrant Investor Program (PIDC Regional Center, LP III). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum. The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006. The remaining $1,250,000 is financed through the PIDA

Loan. The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum. The PIDA Loan has $1,204,706 outstanding as of December 31, 2006, and $87,127 is currently due; none of the PIDC Loan is currently due.
An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund. The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of 2.75% per annum. As of December 31, 2006, $453,051 is outstanding, and $119,961 is currently due.
In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”). A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”). The interest rate fluctuates on a weekly basis. The effective interest rate at December 31, 2006 was 4.1%. At December 31, 2006, the Company has $900,983 outstanding on the Authority loan, of which $64,167 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At December 31, 2006, no portion of the letter of credit has been utilized.
The Equipment Loan consists of a term loan with a maturity of five years. The Company, as part of the 2003 Loan Financing agreement with Wachovia, is required to make equal payments of principal and interest. As of December 31, 2006, the Company has outstanding $882,526 under the Equipment Loan, of which $320,520 is classified as currently due.
The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of December 31, 2006, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 6.85%.
The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.
The terms of the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of December 31, 2006, the Company has complied with such terms, and successfully met its financial covenants.
Long-term debt amounts due, for the twelve month periods ended December 31 are as follows:

12 month period ended	Amounts Payable
December 31,	to Institutions
2007	592,000
2008	604,000
2009	538,000
2010	4,808,000
2011	343,000
Thereafter	1,056,000

$7,941,000

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
The provision for federal, state and local income taxes for the three month period ended December 31, 2006 and 2005 was $708,000 and $843,000, respectively, with effective tax rates of 40% and 40%, respectively. The provision for federal, state and local income taxes for the six month period ended December 31, 2006 and 2005 was $1,729,000 and $1,896,000, respectively, with effective tax rates of 40% and 40%, respectively.
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

	Three Months Ended December 31,
	2006		2005
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings per share factors	$1,061,796	24,154,533	$1,264,850	24,125,884

Effect of dilutive stock options	—	67,982	—	25,338

Diluted earnings per share factors	$1,061,796	24,222,515	$1,264,850	24,151,222

Basic earnings per share	$0.04		$0.05
Diluted earnings per share	$0.04		$0.05
The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2006 and 2005 were 869,804 and 871,428, respectively.

	Six Months Ended December 31,
	2006		2005
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings per share factors	$2,589,666	24,151,237	$2,865,051	24,122,181

Effect of dilutive stock options	—	43,448	—	45,590

Diluted earnings per share factors	$2,589,666	24,194,685	$2,865,051	24,167,771

Basic earnings per share	$0.11		$0.12
Diluted earnings per share	$0.11		$0.12
The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2006 and 2005 were 869,804 and 871,428, respectively.
Note 13. Comprehensive Income
The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of December 31, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) on Securities	$4,615	$(12,402)	$55,330	$(81,688)
Tax at effective rate	(1,846)	4,961	(22,132)	32,675

Total Unrealized Gain (Loss) on Securities, Net	2,769	(7,441)	33,198	(49,013)

Total Other Comprehensive Income (Loss)	2,769	(7,441)	33,198	(49,013)
Net Income	1,061,796	1,264,074	2,589,666	2,865,051

Total Comprehensive Income	$1,064,565	$1,256,633	$2,622,864	$2,816,038

Note 14. Related Party Transactions
The Company had sales of approximately $404,000 and $169,000 during the six months ended December 31, 2006 and 2005, respectively, to a distributor (the “related party”) owned by Jeffrey Farber. Mr. Farber is a member of the Board of Directors, as well as the son of William Farber, who is the Chairman of the Board and principal shareholder of the Company. Accounts receivable includes amounts due from the related party of approximately $91,000 and $84,000 at December 31, 2006 and 2005, respectively. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
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
Note 15. Material Contract with Supplier
Jerome Stevens Pharmaceuticals agreement:
The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 69% and 61% of the Company’s inventory purchases during the three and six month periods ended December 31, 2006. JSP accounted for 55% and 58% of finished goods inventory purchases during the three and six month periods ended December 31, 2005. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®. The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.
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
Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person was suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of December 31, 2006, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.
Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Form 10-K dated June 30, 2006, Note 1 – Intangible Assets for additional disclosure and discussion of this impairment.
Other agreements:
In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States. Purchases of finished goods inventory from this provider accounted for approximately 13% and 17% of the Company’s inventory purchases during the three and six month periods ended December 31, 2006. This provider accounted for 17% and 10% of the Company’s inventory purchases during the three and six month periods ended December 31, 2005. The term of the agreement is three years, beginning on August 22, 2005 and continuing through August 21, 2008.
During the term of the agreement, the Company has committed to provide a rolling twelve month forecast of the estimated Product requirements to this provider. The first three months of the rolling twelve month forecast are binding and constitute a firm order.

Note 16. Contingencies
The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three months ended December 31, 2006 and 2005.
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
Revenue Recognition - The Company recognizes revenue when its products are shipped, and when title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales.
The change in the reserves for various sales adjustments may not be proportional to the change in sales because of changes in both the product mix and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to increase sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales. The major variable affecting this rate is customer mix, and estimates of expected customer mix are based on historical experience and sales expectations. The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and metrics. Lannett’s methodology for estimating reserves in the three months ended December 31, 2006 has been consistent with previous periods.
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
Chargebacks – The provision is based upon contracted prices with customers, and the accuracy of this provision is affected by changes in product sales mix and delays in selling products through distributors. This is considered the most significant and complex estimate used in the recognition of revenue. The chargeback is initiated when the Company sells its products to “indirect customers” such as independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations. The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then select wholesalers from which to purchase the products at these contractual prices.
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
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2006 and 2005:
For the six months ended December 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(10,120,000)	(1,702,800)	(869,500)	(219,000)	(12,911,300)
Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	460,000	—	160,000
Reserves charged to net sales during fiscal 2007 related to sales recorded in fiscal 2007	15,851,400	5,750,100	590,000	350,000	22,541,500
Actual credits issued related to sales recorded in Fiscal 2007	(10,065,500)	(3,808,500)	(254,700)	(115,000)	(14,243,700)

Reserve balance as of December 31, 2006	$5,803,300	$2,121,900	$341,800	$291,600	$8,558,600

For the six months ended December 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000
Actual credits issued related to sales recorded in prior fiscal years	(7,100,000)	(950,000)	(1,450,000)	(29,500)	(9,529,500)
Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	10,756,100	2,697,600	602,900	470,300	14,526,900
Actual credits issued related to sales recorded in Fiscal 2006	(3,674,300)	(2,487,100)	(129,400)	(382,300)	(6,673,100)

Reserve Balance as of December 31, 2005	$7,981,500	$289,300	$715,500	$88,000	$9,074,300
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
The rate of credits issued is monitored by the Company on a quarterly basis. The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers. The decrease of reserves to $8,559,000 at December 31, 2006 from $13,012,000 at June 30, 2006 is due to the timing of credits being processed by the customers and by the Company. Approximately 99% of the reserve balance from June 30, 2006 has been processed through December 31, 2006. Improved communication with wholesale customers has improved throughout Fiscal 2007. The result is that a significant amount of credits had been processed, and have reduced the liability as of December 31, 2006. Management estimates reserves based on sales mix. A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates. The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.
Each category of reserve shown has decreased since June 30, 2006, except for a slight increase in the other reserves. An increased level of chargebacks and rebates processed by customers and improved processing by the Company has led to this change. On a quarter to quarter basis, the chargeback reserves may fluctuate, due to the increasingly competitive generic pharmaceutical market. The increased competition in certain drugs and increase in chargebacks has resulted in decreased prices to Lannett customers. Recent quarters have seen declining net sales prices in certain products, and increases in others.
Accounts Receivable - The Company performs credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of available credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within both the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.
The Company also regularly monitors customer Accounts Receivable (AR) balances through a tool known as Days Sales Outstanding (“DSO”). This calculation for Net DSO begins with the Gross AR less the Rebates and Chargeback reserve. This net amount is then divided by the average daily net sales for the period. The table below shows the results of these calculations for the relevant periods:

	Six Months ended	Fiscal Year ended	Six Months ended
	12/31/05	6/30/06	12/31/06
Net DSO (in days)	48	68	74
Gross DSO (in days)	63	77	72
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
The Company’s payment terms are consistent with the generic industry at 60 days for payment from all customers, including wholesalers. Net DSO for the Fiscal 2007 first quarter, net of rebates and chargebacks, increased as a result of additional sales made during the most recent period, plus an unusually low A/R balance at the end of the second quarter of Fiscal 2006, December 31, 2005. This low balance in the prior year was due to wholesale customers who had paid the balance owed to Lannett in a timely manner, but had not taken chargebacks before the balance sheet date of December 31, 2005. Thus, the reserve for chargebacks remained high as of the balance sheet date, while the A/R balance was reduced. Gross DSO has also increased since the prior year. This is primarily due to increasing sales in the latter months of the quarter. Management expects the Gross DSO calculation to approximate 60 days. Significant variances greater or less than 60 are reviewed and, if necessary, action is taken.
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

Since the standard was applied using the modified-prospective-transition-method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. Share-based compensation cost is measured using the Black-Scholes option pricing model. The following table highlights relevant stock-option plan information as of December 31:

	2006	2005
Total share-based compensation expense	$515,000	$686,000

Total compensation cost related to non-vested awards not yet recognized	$2,111,000	$1,034,000

Weighted average period over which it is to be recognized	1.7 years	2.0 years
     Results of Operations — Three months ended December 31, 2006 compared with three months ended December 31, 2005
Net sales for the three months ended December 31, 2006 (“Fiscal 2007”) increased 50% to $22,916,000 from $15,229,000 for the three months ended December 31, 2005 (“Fiscal 2006”). The increase was primarily due to greater demand for generic medication used to treat thyroid deficiency, greater demand for generic antibiotics, and new products that were approved by the FDA in the current or previous year. The Company was able to increase sales of thyroid medication through a new customer acquisition and expanded sales to existing customers. In the prior year, the thyroid medications were declining, due to a delay in the AB rating of Levothyroxine. In the current year, the increase is likely due to Lannett’s ability to provide the product quickly and cost effectively to all of our customers. The following table highlights the reasons for the increase, and the percentage each area had on the overall increase of $7,687,000:

Description	% of increase
Greater demand/volume	111%
New product launches	14%
Marketing agreements	38%
Existing product changes	-63%

Total	100%
The majority of the increases are due to increased volumes. However, these increases may not be indicative of the full year sales growth. Existing product changes are also primarily driven by volume, with a small amount of decline due to pricing.
The existing product sales decline can be attributed to several products. Sales of products used in the treatment of epilepsy decreased by approximately $1.5 million in Fiscal 2007 because new manufacturers have entered the market, affecting sales volume. Sales of migraine headache pharmaceuticals declined $675,000. This decline can be attributed to a combination of lower product sales prices and lower volumes, a result of increased competition. Sales of drugs used in hormone replacement therapy declined nearly $100,000 in Fiscal 2007 because of greater competition and pricing pressure added by new competitors in the marketplace.
The Company sells its products to customers in various categories. The table below identifies the Company’s approximate net sales to each category:

	Three Months Ended December 31,
Customer Category	2006	2005
Wholesaler/Distributor	$12,393,000	$10,494,000
Retail Chain	9,023,000	2,053,000
Mail-Order Pharmacy	1,476,000	1,904,000
Private Label	24,000	778,000

Total	$22,916,000	$15,229,000

The increase in sales to wholesaler/distributor customers is due mainly to current year improvement over prior year issues associated with Levothyroxine Sodium tablets. Excess product already at customer locations in 2005 resulted in sales declines in the quarter ended December 31, 2005. In the quarter ended December 31, 2006, the excess inventory and returns of this product were no longer an issue, and the product was again being sold on a regular basis. Retail chain sales improved over the prior year because of a new customer agreement entered during the quarter ended December 31, 2006.
Cost of sales (excluding amortization of intangible asset) for the second quarter of Fiscal 2007 increased 114% to $17,244,000 from $8,064,000 in Fiscal 2006. The increase is due to the 50% increase in sales which was driven mostly by volume. In addition, new product sales and marketing agreements consisted of products that have higher costs to produce or purchase. Gross profit margins (excluding amortization of intangible asset) for the second quarter of Fiscal 2007 and Fiscal 2006 were 25% and 47%, respectively. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. As can be seen in the mix of increased sales, the greatest increases are of products that are distributed, and not manufactured. These costs have caused the margin percentage to decrease. These changes may affect the gross profit percentage in future periods.
Research and development (“R&D”) expenses in the second quarter decreased 36% to $1,538,000 for Fiscal 2007 from $2,421,000 for Fiscal 2006. The decrease is primarily due to a dedicated effort to control R&D costs, while waiting for the approval from the FDA for a number of drugs. The Company expenses all production costs as R&D until the drug is approved by the FDA. R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.
Selling, general and administrative expenses in the second quarter decreased 11% to $1,962,000 in Fiscal 2007 from $2,205,000 in Fiscal 2006. The decrease is primarily due to the buildup of infrastructure in the prior year, and decreased costs of compliance with Sarbanes-Oxley. This buildup in the prior year has resulted in current year savings in consulting and other outside services. Other costs are being incurred to facilitate improvements in the Company’s infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.
Amortization expense for the intangible asset for the three months ended December 31, 2006 and 2005 was approximately $446,000 and $446,000, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP. For the remaining seven years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.
The Company’s interest expense in the second quarter decreased to $68,000 in Fiscal 2007 from $85,000 in Fiscal 2006 primarily as a result of a decrease in principal balances and the refinancing of mortgage debt in November 2005. Interest income in the second quarter increased to $112,000 in Fiscal 2007 from $99,000 in Fiscal 2006.
The Company’s income tax expense in the second quarter decreased to $708,000 in Fiscal 2007 from $843,000 in Fiscal 2006, with a 40% effective tax rate in both periods.

The Company reported net income of $1,062,000 in the second quarter of Fiscal 2007, or $0.04 basic and diluted income per share, as compared to net income of $1,264,000 in the second quarter of Fiscal 2006, or $0.05 basic and diluted income per share.
     Results of Operations — Six months ended December 31, 2006 compared with six months ended December 31, 2005
Net sales for the six months ended December 31, 2006 (“Fiscal 2007”) increased 55% to $44,884,000 from $28,870,000 for the six months ended December 31, 2005 (“Fiscal 2006”). The increase was primarily due to greater demand for generic medication used to treat thyroid deficiency, greater demand for generic antibiotics, and new products that were approved by the FDA in the current or previous year. The Company was able to increase sales of thyroid medication through a new customer acquisition in the first quarter of Fiscal 2007 and to existing customers. In the prior year, the thyroid medications were declining, due to a delay in the AB rating of Levothyroxine. In the current year, the increase is due to Lannett’s ability to provide the product quickly and cost effectively to all of our customers. The following table highlights the reasons for the increase, and the percentage each area had on the overall increase of $16,014,000:

Description	% of increase
Greater demand/volume	71%
New product launches	19%
Marketing agreements	59%
Existing product changes	-49%

Total	100%
The majority of the increases are due to increased volumes. However, these increases may not be indicative of the full year sales growth. Existing product changes are also primarily driven by volume, with a small amount of decline due to pricing.
The existing product sales decline can be attributed to several products. Sales of products used in the treatment of epilepsy decreased by approximately $2.2 million in Fiscal 2007 because new manufacturers have entered the market, affecting sales volume. Sales of migraine headache pharmaceuticals declined $1.4 million. This decline can be attributed to a combination of lower product sales prices, and increased competition. Sales of drugs used in hormone replacement therapy declined nearly $900,000 in Fiscal 2007 because of greater competition and pricing pressure added by new competitors in the marketplace.
The Company sells its products to customers in various categories. The table below identifies the Company’s approximate net sales to each category:

	Six Months Ended December 31,
Customer Category	2006	2005
Wholesaler/Distributor	$28,592,000	$18,239,000
Retail Chain	13,186,000	5,458,000
Mail-Order Pharmacy	3,009,000	3,505,000
Private Label	97,000	1,668,000

Total	$44,884,000	$28,870,000

The increase in sales to wholesaler/distributor customers is due mainly to improvement in sales of Levothyroxine Sodium tablets. The prior year sales were affected by lower-than-expected demand and lower sales to wholesalers. In the six months ended December 31, 2006, the excess inventory and returns of this product were no longer an issue, and the product was again being sold on a regular basis. Retail Chain sales of Levothyroxine also increased, a result of a new customer acquired in the current fiscal year.

Cost of sales (excluding amortization of intangible asset) for the first six months increased 102% to $30,091,000 in Fiscal 2007 from $14,927,000 in Fiscal 2006. The increase is due to the 55% increase in sales which was driven mostly by volume. In addition, new product sales and marketing agreements that were entered consisted primarily of products that have higher costs to produce or purchase, increasing the cost of sales percentage. Gross profit margins (excluding amortization of intangible asset) for the first six months of Fiscal 2007 and Fiscal 2006 were 33% and 48%, respectively. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.
Research and development (“R&D”) expenses in the first six months decreased 7% to $3,317,000 for Fiscal 2007 from $3,562,000 for Fiscal 2006. The decrease is primarily due to a slight decrease in production of drugs in development and preparation for submission to the FDA. The Company expenses all production costs as R&D until the drug is approved by the FDA. R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.
Selling, general and administrative expenses in the first six months increased 33% to $6,344,000 in Fiscal 2007 from $4,782,000 in Fiscal 2006. Almost the entire increase is due to $1,230,000 of expenses incurred in Fiscal 2007 that relate to marketing agreements tied to sales of new generic products. The remaining increase in expense is due to additional administrative personnel costs, related to increased headcount, professional fees and computer support fees. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing, and longer lasting impact on the administrative cost structure. Other costs are being incurred to facilitate improvements in the Company’s infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.
Amortization expense for the intangible asset for the six months ended December 31, 2006 and 2005 was approximately $892,000 and $892,000, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.
The Company’s interest expense in the first six months decreased to $132,000 in Fiscal 2007 from $193,000 in Fiscal 2006 primarily as a result of a decrease in principal balances and the refinancing of mortgage debt in November 2005. Interest income in the first six months decreased to $211,000 in Fiscal 2007 from $247,000 in Fiscal 2006.
The Company’s income tax expense in the first six months decreased to $1,729,000 in Fiscal 2007 from $1,896,000 in Fiscal 2006, with a 40% effective tax rate in Fiscal 2007 and 39.8% effective tax rate in Fiscal 2006.
The Company reported net income of $2,590,000 in the first six months of Fiscal 2007, or $0.11 basic and diluted income per share, as compared to net income of $2,865,000 in the first six months Fiscal 2006, or $0.12 basic and diluted income per share.
Liquidity and Capital Resources
The Company has historically financed its operations by cash flow from operations. At December 31, 2006, working capital was $25,669,000, as compared to $22,862,000 at June 30, 2006, an increase of $2,807,000. Net cash provided by operating activities of $6,255,000 in the first six months of Fiscal 2007 is due to net income of $2,590,000, and adjustments for the effects of non-cash items of $3,730,000 and decrease in operating assets and liabilities of $65,000. Significant changes in operating assets and liabilities are comprised of:
•	Trade accounts receivable net of rebates and chargebacks payable decreased $6,703,000 due to an increase in processing of usual and customary chargeback and rebate credits claimed by customers;

•	A $1,991,000 decrease in inventories resulting from increased demand for products,

•	A $3,846,000 increase in accounts payable due to timing of payments at the end of the month combined with increased spending on products for resale, primarily Levothyroxine Sodium tablets; and

•	A $1,017,000 decrease in prepaid taxes resulting from receipt of a refund on federal taxes.
The net cash used in investing activities of $4,523,000 for the six months ended December 31, 2006 was due to an additional $5,347,000 note receivable signed with an API provider and $1,069,000 investment in infrastructure. This was partially offset by the sale of a portion of the Company’s investment securities, which consist primarily of U. S. government and agency marketable debt securities.
The following table summarizes the remaining repayments of debt, including sinking fund requirements as of December 31, 2006 for the subsequent twelve month periods:

Twelve Month	Amounts Payable
Periods	to Institutions
2007	$592,000
2008	604,000
2009	538,000
2010	4,808,000
2011	343,000
Thereafter	1,056,000

$7,941,000

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (8.0% at December 31, 2006). The line of credit was renewed and extended to November 30, 2007. At December 31, 2006 and 2005, the Company had $0 outstanding under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit.
The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of December 31, 2006, the Company has complied with such terms, and successfully met its financial covenants.
In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of December 31, 2006, the Company has recognized the grant funding as a current liability under the caption of Unearned Grant Funds. Currently, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees. However, the Company is requesting an extension of this obligation to add 100 employees, since the other requirement related to use of funds has been met already, and the requirement to operate its Pennsylvania locations is still ongoing.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has debt instruments with variable interest rates. The Equipment loan, amounting to $883,000 at December 31, 2006, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points. The revenue bonds issued by the Philadelphia Authority for Industrial Development, amounting to $901,000 at December 31, 2006, bear interest at a floating rate which is equal to the minimum rate of interest necessary to sell the bonds at a price equal to the principal balance. In addition, the Company has a $3 million line of credit that bears interest at the prime interest rate less 0.25%. The Company currently has $0 outstanding under this line of credit. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.
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
With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the three months ended December 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
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

LANNETT COMPANY, INC.

Dated: February 7, 2007	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

Dated: February 7, 2007	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	37

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	38

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith	39