Form 10-Q
period 2007-03-31
LANNETT CO INC
filed 2007-05-07
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

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
Yes ☐       No ☑
As of May 1, 2007, there were 24,171,217 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30,2006
	(unaudited)
ASSETS
Current Assets
Cash	$4,316,849	$468,359
Trade accounts receivable (net of allowance of $250,000 for both periods)	29,057,307	24,921,671
Inventories	13,058,531	11,476,503
Interest receivable	81,309	193,549
Prepaid taxes	2,846,023	3,212,511
Deferred tax assets — current portion	1,461,172	1,461,172
Other current assets	1,853,514	1,753,082

Total Current Assets	52,674,705	43,486,847

Property, plant and equipment	31,854,565	28,782,350
Less accumulated depreciation	(11,007,325)	(9,136,801)

	20,847,240	19,645,549

Construction in progress	746,700	1,955,508
Investment securities — available for sale	3,780,094	5,621,609
Note receivable	10,509,736	3,182,498
Intangible asset (product rights) — net of accumulated amortization	12,492,668	13,831,168
Deferred tax asset	16,169,695	18,070,674
Other assets	231,832	198,211

Total Assets	$117,452,670	$105,992,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$9,403,063	$763,744
Accrued expenses	5,737,048	5,217,894
Unearned grant funds	500,000	500,000
Current portion of long term debt	597,287	546,886
Rebates and chargebacks payables	11,847,254	13,012,084

Total Current Liabilities	28,084,652	20,040,608

Long term debt less current portion	7,193,145	7,649,806
Deferred tax liabilities	2,545,734	2,545,734

Total Liabilities	37,823,531	30,236,148
Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock — authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,165,325 and 24,141,325 shares, respectively	24,165	24,141
Additional paid in capital	72,760,233	71,742,402
Retained earnings	7,276,653	4,456,387
Accumulated other comprehensive loss	(37,342)	(72,444)

	80,023,709	76,150,486
Less: Treasury stock at cost — 50,900 shares	(394,570)	(394,570)

TOTAL SHAREHOLDERS’ EQUITY	79,629,139	75,755,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,452,670	$105,992,064

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net sales	$20,302,576	$15,737,180	$65,186,747	$44,607,481
Cost of sales (excluding amortization of intangible asset)	14,032,421	9,404,156	44,123,101	24,330,916

Gross profit	6,270,155	6,333,024	21,063,646	20,276,565

Research and development expenses	2,269,677	1,252,108	5,586,213	4,814,186
Selling, general & administrative expenses	3,192,877	2,554,595	9,537,333	7,332,135
Amortization of intangible assets	446,166	446,166	1,338,498	1,338,499

Operating income	361,435	2,080,155	4,601,602	6,791,745

Other income (expense):
Interest expense	(76,102)	(65,446)	(208,497)	(249,671)
Interest income	99,000	96,352	309,805	333,540

	22,898	30,906	101,308	83,869

Income before income tax expense	384,333	2,111,061	4,702,910	6,875,614
Income tax expense	153,733	856,402	1,882,644	2,752,335

Net income	$230,600	$1,254,659	$2,820,266	$4,123,279

Basic earnings per share	$0.01	$0.05	$0.12	$0.17
Diluted earnings per share	$0.01	$0.05	$0.12	$0.17

Basic weighted average number of shares	24,164,385	24,135,723	24,155,556	24,126,588
Diluted weighted average number of shares	24,218,406	24,201,162	24,205,347	24,174,198
The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated Other	Total
	Common Stock		Additional Paid-	Retained	Treasury	Comprehensive	Shareholders’
	Shares	Amount	in Capital	Earnings	Stock	Loss, net	Equity
Balance at June 30, 2006	24,141,325	$24,141	$71,742,402	$4,456,387	$(394,570)	$(72,444)	$75,755,916
Shares issued in connection with employee stock purchase plan and exercise of stock options	24,000	24	109,355				109,379

Stock compensation expense			908,476				908,476

Other comprehensive income						35,102	35,102

Net income				2,820,266			2,820,266

Balance at March 31, 2007	24,165,325	$24,165	$72,760,233	$7,276,653	$(394,570)	$(37,342)	$79,629,139

The accompanying notes to the consolidated financial statements are an integral part of this statement.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,820,266	$4,123,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,293,232	2,918,531
Deferred tax expense	1,900,979	—
Stock compensation expense	908,476	1,072,071
Gain from sale of asset	(8,208)	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(5,188,226)	(8,980,283)
Inventories	(1,582,028)	(1,710,493)
Prepaid taxes	366,488	2,756,561
Prepaid expenses and other assets	(134,053)	(229,619)
Accounts payable	8,639,319	105,461
Accrued expenses	519,154	2,199,501

Net cash provided by operating activities	11,535,399	2,255,009

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(1,949,407)	(4,033,852)
Proceeds from sale of asset	10,000	—
Proceeds from sale of investment securities — available for sale	1,876,617	2,244,751
Issuance of note receivable	(7,327,238)	(2,000,000)

Net cash used in investing activities	(7,390,028)	(3,789,101)

FINANCING ACTIVITIES:
Repayments of debt	(406,260)	(7,266,310)
Proceeds from debt, net of restricted cash released	—	6,250,000
Proceeds from issuance of stock	109,379	114,727

Net cash used in financing activities	(296,881)	(901,583)

NET INCREASE/(DECREASE) IN CASH	3,848,490	(2,435,675)

CASH, BEGINNING OF PERIOD	468,359	4,165,601

CASH, END OF PERIOD	$4,316,849	$1,729,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid	$121,833	$231,853

Income taxes paid	$650,000	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
Note 1. Interim Financial Information
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Operating results for the three month and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2006.
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
Revenue Recognition - The Company maintains pricing agreements with all customers. Revenue is recognized at the agreed price upon delivery to the customer, when title and risk of loss have transferred to the customer, collectibility is reasonably assured and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable on the balance sheet and are included in net sales, as reductions, on the statement of income. Net sales, as presented in the statements of income, are based upon revenue earned upon shipment, less reserves for chargebacks, rebates, returns and other adjustments to sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management judgment. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health, in estimating future returns and other credits.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2007 and 2006:
For the nine months ended March 31, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(10,170,000)	(1,800,000)	(890,000)	(250,000)	(13,110,000)
Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	460,000	—	160,000
Reserves charged to net sales during fiscal 2007 related to sales recorded in fiscal 2007	24,340,700	8,832,300	986,400	1,033,100	35,192,500
Actual credits issued related to sales recorded in Fiscal 2007	(17,065,500)	(5,122,200)	(954,700)	(265,000)	(23,407,400)

Reserve balance as of March 31, 2007	$7,242,600	$3,793,200	$17,700	$793,700	$11,847,200
For the nine months ended March 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000
Actual credits issued related to sales recorded in prior fiscal years	(7,720,000)	(1,450,900)	(1,264,800)	(27,200)	(10,462,900)
Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	21,207,000	4,085,800	297,300	912,700	26,502,800
Actual credits issued related to sales recorded in Fiscal 2006	(8,612,100)	(2,313,400)	(273,400)	(892,800)	(12,091,700)

Reserve Balance as of March 31, 2006	$12,874,600	$1,350,300	$451,100	$22,200	$14,698,200
Accounts Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer credit and collection issues that have been identified. While such credit losses have historically been within both the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. This provision is $250,000 at March 31, 2007 and June 30, 2006.
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
Investment Securities - All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.
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
Deferred Debt Acquisition Costs - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. These costs are included in interest expense in the Consolidated Statements of Income. Amortization expense for debt acquisition costs for the three months ended March 31, 2007 and 2006 was approximately $9,000 in both periods , and for the nine months ended March 31, 2007 and 2006 was approximately $27,000 and $ 51,000, respectively
Shipping and Handling Costs – The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.
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
Segment Information – The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment – generic pharmaceuticals – and one reporting segment. In accordance with FAS 131, the Company aggregates its financial information for all products and reports on one operating segment. The Company’s products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications. The following table identifies the Company’s approximate net product sales by medical indication for the three and nine months ended March 31, 2007 and 2006:

	For the three Months Ended		For the nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Migraine Headache	$2,851,000	$2,137,000	$8,013,000	$8,656,000
Epilepsy	2,071,000	3,240,000	6,544,000	9,929,000
Heart Failure	1,029,000	1,620,000	3,532,000	4,886,000
Thyroid Deficiency	8,338,000	4,787,000	26,617,000	12,504,000
Antibiotics	5,310,000	2,074,000	17,512,000	3,672,000
Other	704,000	1,879,000	2,969,000	4,960,000

	$20,303,000	$15,737,000	$65,187,000	$44,607,000

Concentration of Market and Credit Risk – Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 39%, 23%, 15%, 10%, and

5%, respectively, of net sales for the three months ended March 31, 2007. The same five products accounted for 26%, 3%, 13%, 21%, and 10%, respectively, of net sales for the three months ended March 31, 2006; 38%, 23%, 11%, 10% and 5% of net sales for the nine months ended March 31, 2007; 23%, 3%, 18%, 22% and 11%, respectively, of net sales for the nine months ended March 31, 2006.
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
At March 31, 2007, the Company had two stock-based employee compensation plans. Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method.
Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption. The Company measures share-based compensation cost using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2007:

Risk-free interest rate	4.74%
Expected volatility	59%
Expected dividend yield	0.0%
Expected term (in years)	5.00
Weighted average fair value	$4.36
There were no options issued during the three months ended March 31, 2007. Approximately 354,000 options were issued during the nine months ended March 31, 2007. This compares to approximately 25,000 and 109,000 options issued during the three and nine months ended March 31, 2006. There were 375 shares under option that were exercised in the nine months ended March 31, 2007, resulting in proceeds of $281 to the Company. No options were exercised in the three months ended March 31, 2007. There were 1,000 shares under option that were exercised in the three and nine month periods ended March 31, 2006, resulting in proceeds of $4,633 to the Company.
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
The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if, historically, forfeitures were affected mainly by turnover that resulted from a business restructuring that is not expected to recur. The increase in the forfeiture rate from 3% at March 31, 2006 to 5.0% at March 31, 2007 is an adjustment made to account for recent turnover at manager levels. As the Company continues to grow, this rate is likely to change to match such changes in growth businesses. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.
The following table presents all share-based compensation costs recognized in our statements of income as part of selling, general and administrative expenses:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value
Share-based compensation under SFAS 123(R)	$393,211	$386,088	$908,476	$1,072,071
Tax benefit	$46,940	$79,350	$140,821	$238,050
Options outstanding that have vested and are expected to vest as of March 31, 2007 are as follows:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Options vested	611,052	$11.24	$23,425	6.6
Options expected to vest	495,310	$7.19	$68,367	9.0

Total vested and expected to vest	1,106,362	$9.37	$91,792	7.7

A summary of award activity under the Plans as of March 31, 2007 and 2006, and changes during the nine months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Outstanding at July 1, 2006	792,003	$10.89		7.3
Granted	353,783	$6.02
Exercised	375	$0.75	$2,063
Forfeited or expired	12,980	$10.56
Outstanding at March 31, 2007	1,132,431	$9.38	$95,390	7.7
Outstanding at March 31, 2007 and not yet vested	521,379	$7.19	$71,965	9.0
Exercisable at March 31, 2007	611,052	$11.24	$23,425	6.6

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Outstanding at July 1, 2005	857,108	$13.72
Granted	108,500	$6.07
Exercised	1,000	$4.63
Forfeited or expired	—	—
Outstanding at March 31, 2006	964,608	$11.25	$375,460	7.6
Outstanding at March 31, 2006 and not yet vested	388,721	$11.40	$250,605	8.0
Exercisable at March 31, 2006	575,887	$11.14	$124,855	7.4
As of March 31, 2007, there was approximately $1,736,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.6 years. As of March 31, 2006, there was approximately $1,568,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.
Unearned Grant Funds – The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.
Note 3. New Accounting Standards
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (Including an amendment of FASB Statement No. 115)” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Financial Accounting Standards Board’s long-term measurement objective for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which, in the Company’s case, is the fiscal year beginning July 1, 2008. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosure about fair value measurements included in FASB Statement No. 157 “Fair Value Measurements,” and No. 107 “Disclosure about Fair Value of Financial Instruments.” The Company has not yet completed assessing the impact this standard will have on its financial statements and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt the guidance of SFAS 157 beginning July 1, 2008. The Company has not completed its study of the effects of adopting this standard.
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

Note 4. Inventories
The Company values its inventories at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. Inventories consist of:

	March 31, 2007	June 30, 2006
Raw material	$3,866,139	$5,143,714
Work-in-process	1,766,714	1,438,794
Finished goods	7,139,321	4,511,274
Packaging supplies	286,357	382,721

	$13,058,531	$11,476,503
The preceding amounts are net of inventory reserves of $1,179,188 and $1,054,499 at March 31, 2007 and June 30, 2006, respectively.
Note 5. Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $690,000 and $541,000, respectively. Depreciation expense for the nine months ended March 31, 2007 and 2006 was approximately $1,982,000 and $1,580,000, respectively. Property, plant and equipment consist of the following:

		March 31,	June 30,
	Useful Lives	2007	2006
Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	11,999,630	10,612,954
Machinery and equipment	5 - 10 years	18,784,259	17,109,279
Furniture and fixtures	5 - 7 years	837,262	826,703

		$31,854,565	$28,782,350

Note 6. Investment Securities — Available-for-Sale
The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations, and a $500,000 equity investment in an Active Pharmaceutical Ingredient (“API”) provider. All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. The Company accounts for its investment in the API provider at cost. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. There were no securities determined by management to be other-than-temporarily impaired for the nine month period ended March 31, 2007.
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

March 31, 2007
Available-for-Sale
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	2,828,516	11,570	(50,544)	2,789,542
Mortgage-Backed Securities	270,040	—	(19,616)	250,424
Asset-Backed Securities	243,775	—	(3,647)	240,128

	$3,842,331	$11,570	$(73,807)	$3,780,094

June 30, 2006
Available-for-Sale
	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	4,086,248	78	(92,221)	3,994,105
Mortgage-Backed Securities	312,904	—	(20,916)	291,988
Asset-Backed Securities	843,197	—	(7,681)	835,516

	$5,742,349	$78	$(120,818)	$5,621,609

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at March 31, 2007 are summarized as follows:

	March 31, 2007
	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$201,540	$198,386
Due after one year through five years	2,699,394	2,685,135
Due after five years through ten years	287,527	280,316
Due after ten years	653,870	616,257

	$3,842,331	$3,780,094

The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than 15% of shareholders’ equity.
The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of March 31, 2007:

March 31, 2007
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency	21	209,957	(3,377)	1,100,827	(47,168)	1,310,784	(50,545)
Mortgage-Backed Securities	3	147,575	(1,019)	102,849	(18,596)	250,424	(19,615)
Asset-Backed Securities	3	192,880	(2,736)	47,248	(911)	240,128	(3,647)

Total temporarily impaired investment securities	27	$550,412	$(7,132)	$1,250,924	$(66,675)	$1,801,336	$(73,807)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At March 31, 2007, there were approximately 17 out of 27 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Realized gains and losses from sale of investment securities have been immaterial for the three and nine month periods ended March 31, 2007 and 2006.
Note 7. Note Receivable
A loan agreement with an API provider (the “Borrower”) was entered in July 2005. On April 12, 2007, subsequent to March 31, 2007, the Company acquired all outstanding stock in this API provider, in exchange for this note receivable plus other consideration. Terms of the acquisition are detailed more fully in Note 17 – Subsequent Event. In the original loan agreement, the Company loaned the Borrower $2.0 million to finance general business activities. Additional loans had been made to the Borrower since the loan was initiated. The balance owed by the Borrower was approximately $10.5 million at March 31, 2007. The note receivable was backed by a promissory note and a security interest in substantially all the Borrower’s assets. Interest on the principal balance was earned at 10% per annum for the first three years. The agreement called for the Borrower to pay all interest that has accrued and is due and owing on the Loan on the first, second and third anniversary date of this Agreement. The borrower requested an extension to the first interest payment, which was due in July 2006. The borrower made this interest payment in January 2007.
Note 8. Bank Line of Credit
The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (8.0% at March 31, 2007). The line of credit was renewed and extended to November 30, 2007. At March 31, 2007 and 2006, the Company had $0 outstanding under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit.
Note 9. Unearned Grant Funds
In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of March 31, 2007, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has met approximately 50% of the requirement to add 100 full-time employees. However, the Company is requesting an extension of this obligation to add 100 employees, since the other requirement related to use of funds has been met already, and the requirement to operate its Pennsylvania locations is still ongoing.

Note 10. Long-Term Debt
Long-term debt consists approximately of the following:

	March 31,	June 30,
	2007	2006
PIDC Regional Development Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,170,000	1,222,000
Pennsylvania Department of Community & Economic Development loan	413,000	476,000
Tax-exempt bond loan (PAID)	905,000	956,000
Equipment loan	802,000	1,043,000

Total debt	7,790,000	8,197,000
Less current portion	597,000	547,000

Long term debt	$7,193,000	$7,650,000

On December 13, 2005, the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC) and the Pennsylvania Industrial Development Authority (PIDA). With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan. These loans were with Wachovia Bank. The Company financed $4,500,000 through the Immigrant Investor Program (PIDC Regional Center, LP III). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum. The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006. The remaining $1,250,000 is financed through the PIDA Loan. The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum. The PIDA Loan has approximately $1,170,000 outstanding as of March 31, 2007, and $70,497 is currently due; none of the PIDC Loan is currently due.
An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund. The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of 2.75% per annum. As of March 31, 2007, approximately $413,000 is outstanding, and $96,995 is currently due.
In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”). A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”). The interest rate fluctuates on a weekly basis. The effective interest rate at March 31, 2007 was 3.8%. At March 31, 2007, the Company has approximately $904,000 outstanding on the Authority loan, of which approximately $109,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At March 31, 2007, no portion of the letter of credit has been utilized.
The Equipment Loan consists of a term loan with a maturity of five years. The Company, as part of the 2003 Loan Financing agreement with Wachovia, is required to make equal payments of principal and interest. As of

March 31, 2007, the Company has outstanding approximately $802,000 under the Equipment Loan, of which approximately $321,000 is classified as currently due.
The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of March 31, 2007, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 6.82%.
The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.
The terms of the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of March 31, 2007, the Company has complied with such terms, and successfully met its financial covenants.
Long-term debt amounts due, for the twelve month periods ended March 31 are approximately as follows:

Amount payable to
12 month period ended March 31,	Institution
2007	$597,000
2008	607,000
2009	462,000
2010	4,810,000
2011	214,000
Thereafter	1,100,000

$7,790,000

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
The provision for federal, state and local income taxes for the three month period ended March 31, 2007 and 2006 was $153,733 and $856,402, respectively, with effective tax rates of 40% and 40.6%, respectively. The provision for federal, state and local income taxes for the nine month period ended March 31, 2007 and 2006 was $1,882,644 and $2,752,335, respectively, with effective tax rates of 40% and 40%, respectively.
Note 12. Earnings Per Share
Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings Per Share, requires the presentation of basic and diluted earnings per share on the face of the Company’s consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share exclude the dilutive impact of common stock equivalents and are computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of FAS 128. A reconciliation of the Company’s basic and diluted earnings per share follows:

	Three Months Ended March 31
	2007		2006
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings per share factors	$230,600	24,164,385	$1,254,659	24,135,723

Effect of dilutive stock options		54,021		65,439

Diluted earnings per share factors	$230,600	24,218,406	$1,254,659	24,201,162

Basic earnings per share	$0.01		$0.05
Diluted earnings per share	$0.01		$0.05
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006 were 866,544 and 760,358 respectively.

	Nine Months Ended March 31
	2007		2006
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Basic earnings per share factors	$2,820,266	24,155,556	$4,123,279	24,126,588

Effect of dilutive stock options		49,791		47,610

Diluted earnings per share factors	$2,820,266	24,205,347	$4,123,279	24,174,198

Basic earnings per share	$0.12		$0.17
Diluted earnings per share	$0.12		$0.17
The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2007 and 2006 were 866,544 and 760,358, respectively.
Note 13. Comprehensive Income
The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of March 31, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) on Securities	$3,173	$(19,244)	$58,503	$(100,933)
Tax at effective rate	(1,269)	7,698	(23,401)	41,533

Total Unrealized Gain (Loss) on Securities, Net	1,904	(11,546)	35,102	(59,400)

Total Other Comprehensive Income (Loss)	1,904	(11,546)	35,102	(59,400)
Net Income	230,599	1,254,659	2,652,625	4,123,279

Total Comprehensive Income	$232,503	$1,243,113	$2,687,727	$4,063,879

Note 14. Related Party Transactions
The Company had sales of approximately $624,000 and $900,000 during the nine months ended March 31, 2007 and 2006, respectively, to a distributor (the “related party”) owned by Jeffrey Farber. Mr. Farber is a member of the Board of Directors, as well as the son of William Farber, who is the Chairman of the Board and principal shareholder of the Company. Accounts receivable includes amounts due from the related party of approximately $171,000 and $171,000 at March 31, 2007 and 2006, respectively. In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.
The Company had sales of approximately $298,000 during the nine months ended March 31, 2007 to a distributor of pharmaceutical products. The Company currently owns 33% of this distributor. The cost of goods sold to this distributor amounted to $144,000 for the nine month period ending March 31, 2007. The Company has recorded no investment in this business, due to the fact that no consideration has been paid in exchange for the ownership.
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
Note 15. Material Contract with Supplier
Jerome Stevens Pharmaceuticals agreement:
The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 32% and 52% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2007. JSP accounted for 68% and 62% of finished goods inventory purchases during the three and nine month periods ended March 31, 2006. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®. The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.
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
Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person was suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of March 31, 2007, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.
Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Form 10-K dated June 30, 2006, Note 1 – Intangible Assets for additional disclosure and discussion of this impairment.
Other agreements:
In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States. Purchases of finished goods inventory from this provider accounted for approximately 25% and 20% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2007. This provider accounted for 7% and 9% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2006. The term of the agreement is three years, beginning on August 22, 2005 and continuing through August 21, 2008.
During the term of the agreement, the Company has committed to provide a rolling twelve month forecast of the estimated Product requirements to this provider. The first three months of the rolling twelve month forecast are binding and constitute a firm order. To date, all commitments arising from the agreement have been met.
Note 16. Contingencies
The Company monitors its compliance with all environmental laws. Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No monitoring costs were incurred during the three month and nine month periods ended March 31, 2007 and 2006.
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
The following table illustrates Lannett’s future contractual obligations as of March 31, 2007:

		Less than 1			more than 5
	Total	year	1-3 years	3-5 years	years
Long-Term Debt	$7,790,000	$597,000	$1,069,000	$5,024,000	$1,100,000
Operational Leases	1,711,700	368,500	770,600	572,600	-0-
Purchase Obligations	147,000,000	18,000,000	39,000,000	43,000,000	47,000,000
Interest on Obligations	—	—	—	—	—

Total	$156,501,700	$18,965,500	$40,839,600	$48,596,600	$48,100,000

Note 17. Subsequent Event
On April 12, 2007, the Company announced that it had acquired a privately-owned manufacturer and supplier of bulk active pharmaceutical ingredients (the “supplier”). The results of operations of the supplier will be included in the Company’s consolidated financial statements from the date of acquisition, and will be reported in the June 30, 2007 annual report. .
The Company acquired all outstanding stock in this supplier in order to expand the breadth of its product offerings, and to maximize the profit margin on these products being offered. The purchase price paid to the shareholders of the supplier equals approximately $11.7 million plus contingent consideration of 120,000 shares of unregistered common stock of the Company. Specific performance goals must be accomplished by the supplier before the contingent consideration will be granted. The $11.7 million consideration consists of a $10.5 million note receivable due from the supplier, plus offset of approximately $1.2 million of prepayments.
The Company is currently having an independent valuation of the acquired company performed by a third party. Once the valuation is completed, the fair value of the assets acquired and liabilities assumed will be established, and any remaining intangible assets or goodwill will be established. The Company currently anticipates that a significant portion of the purchase price will be an intangible asset or goodwill.

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
The change in the reserves for various sales adjustments may not be proportional to the change in sales because of changes in both the product mix and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to increase sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales. The major variable affecting this rate is customer mix, and estimates of expected customer mix are based on historical experience and sales expectations. The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and metrics. Lannett’s methodology for estimating reserves in the three and nine month periods ended March 31, 2007 has been consistent with previous periods.
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
The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2007 and 2006:
For the nine months ended March 31, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100

Actual credits issued related to sales recorded in prior fiscal years	(10,170,000)	(1,800,000)	(890,000)	(250,000)	(13,110,000)

Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	460,000	—	160,000

Reserves charged to net sales during fiscal 2007 related to sales recorded in fiscal 2007	24,340,700	8,832,300	986,400	1,033,100	35,192,500

Actual credits issued related to sales recorded in Fiscal 2007	(17,065,500)	(5,122,200)	(954,700)	(265,000)	(23,407,400)

Reserve balance as of March 31, 2007	$7,242,600	$3,793,200	$17,700	$793,700	$11,847,200

For the nine months ended March 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual credits issued related to sales recorded in prior fiscal years	(7,720,000)	(1,450,900)	(1,264,800)	(27,200)	(10,462,900)

Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—

Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	21,207,000	4,085,800	297,300	912,700	26,502,800

Actual credits issued related to sales recorded in Fiscal 2006	(8,612,100)	(2,313,400)	(273,400)	(892,800)	(12,091,700)

Reserve Balance as of March 31, 2006	$12,874,600	$1,350,300	$451,100	$22,200	$14,698,200
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
Since the Company monitors and assesses these reserves in aggregate, the rates of reserves will vary, as well as the category under which the credit falls. This variability comes about when the Company is working with indirect customers to compete with the pricing of other generic companies. The Company is currently working on improving computer systems to improve the accuracy of tracking and processing chargebacks and rebates. Improvements to automate calculation of reserves will not only reduce the potential for human error, but also will result in more in-depth analysis and improved customer interaction for resolution of open credits. Greater processing automation has already been implemented within the Company. Further solutions are in progress and anticipate a significant portion of the solution to be completed by June 30, 2007.
The rate of credits issued is monitored by the Company on a quarterly basis. The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers. The decrease of reserves to $11,847,000 at March 31, 2007 from $13,012,000 at June 30, 2006 is due to the timing of credits being processed by the customers and by the Company. Approximately 99% of the reserve balance from June 30, 2006 has been processed through March 31, 2007. Improved communication with wholesale customers has improved throughout Fiscal 2007. The result is that a significant amount of credits had been processed, and have reduced the liability as of March 31, 2007. Management estimates reserves based on sales mix. A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates. The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.
Each category of reserve shown has decreased since June 30, 2006, except for a $500,000 increase in the other reserves. This increase is due to a shelf stock adjustment for several products, most notably drugs used in the treatment of epilepsy. The adjustments are due to a recent decline in prices, for which customers request adjustments to product already in their possession. An increased level of chargebacks and rebates processed by customers and improved processing by the Company has led to this change. On a quarter to quarter basis, the chargeback reserves may fluctuate, due to the increasingly competitive generic pharmaceutical market. The increased competition in certain drugs and increase in chargebacks has resulted in decreased prices to Lannett customers. Recent quarters have seen declining net sales prices in certain products, and increases in others.
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
The Company also regularly monitors customer Accounts Receivable (AR) balances through a tool known as Days Sales Outstanding (“DSO”). This calculation for Net DSO begins with the Gross AR less the Rebates and Chargeback reserve. This net amount is then divided by the average daily net sales for the period. The table below shows the results of these calculations for the relevant periods:

	Nine Months ended	Fiscal Year ended	Nine Months ended
	3/31/06	6/30/06	3/31/07
Net DSO (in days)	52	68	75
Gross DSO (in days)	76	77	79
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
The Company’s offers payment terms to its customers that are consistent within the generic industry at 60 days from the date of the invoice. Gross DSO has remained consistent since the prior year. Management is implementing automation to help speed up the collection of customer accounts, in order to reduce the Gross DSO to an amount that is in line with our payment terms extended to customers. If DSO is significantly greater or less than 60 days, the Company will review customer balances and, take necessary action.
Net DSO through the Fiscal 2007 third quarter, net of rebates and chargebacks, increased as a result of changes in the customer sales mix and product sales mix. A decline in sales to one of the major wholesalers has resulted in a large portion of the decrease in chargebacks and rebate reserves. The wholesaler had removed Lannett’s thyroid medication from its preferred provider list. While the addition of a new retail customer during the year has compensated for the loss of those sales, the new sales have been added without the additional liabilities of chargeback and rebate reserves. The net effect is that the sales and receivables have continued to increase, but the associated reserves needed on the sales have declined. The result of such a change is an increase in DSO.
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
Since the standard was applied using the modified-prospective-transition-method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. Share-based compensation cost is measured using the Black-Scholes option pricing model. The following table highlights relevant stock-option plan information as of March 31:

	2007	2006
Total share-based compensation expense	$908,000	$1,072,000
Total compensation cost related to non-vested awards not yet recognized	$1,736,000	$1,568,000
Weighted average period over which it is to be recognized	1.6 years	1.4 years
     Results of Operations — Three months ended March 31, 2007 compared with three months ended March 31, 2006
Net sales for the three months ended March 31, 2007 (“Fiscal 2007”) increased 33% to $20,961,000 from $15,737,000 for the three months ended March 31, 2006 (“Fiscal 2006”). The increase was primarily due to greater demand for generic medication used to treat thyroid deficiency, greater demand for generic antibiotics, and new products that were approved by the FDA in the current or previous year. The Company was able to increase sales of thyroid medication through a new customer acquisition and expanded sales to existing customers. In the prior year, the thyroid medications were declining, due to a delay in the AB rating of Levothyroxine. In the current year, the increase is likely due to Lannett’s ability to provide the product quickly and cost effectively to all of our customers. The following table highlights the reasons for the increase, and the percentage each area had on the overall increase of $5,224,000:

Description	% of increase
Greater demand/volume	62%
New product launches	14%
Marketing agreements	79%
Existing product changes	-55%

Total	100%
The majority of the increases are due to sales of products the Company has obtained through marketing and distribution agreements. These products have lower margin than other products, however the increased volume has compensated for the decline in sales of other manufactured products. The result is higher sales with lower margins. These increases may not be indicative of the full year sales growth. Existing product changes are also primarily driven by volume, with a small amount of decline due to pricing.
The existing product sales decline can be attributed to several products. Sales of products used in the treatment of epilepsy decreased by approximately $1.2 million in Fiscal 2007 because new manufacturers have entered the market, affecting sales volume. Drugs used to treat congestive heart failure saw a decline of nearly $600,000 in sales, due primarily to competition and declining prices. Sales of drugs used in hormone replacement therapy declined $400,000 in Fiscal 2007 because of greater competition and pricing pressure added by new competitors in the marketplace. Sales of drugs supporting pain management had declined $700,000 in the quarter, a result of changing suppliers.

The Company sells its products to customers in various categories. The table below identifies the Company’s approximate net sales to each category:

	Three Months Ended March 31,
Customer Category	2007	2006
Wholesaler/Distributor	$12,100,000	$12,256,000
Retail Chain	6,981,000	1,521,000
Mail-Order Pharmacy	1,129,000	1,589,000
Private Label	93,000	371,000

Total	$20,303,000	$15,737,000

The decrease in sales to wholesaler/distributor customers is due mainly to loss of preferred status with one of our wholesaler customers. This loss of status has been almost offset by increases in sales to other wholesalers. Retail chain sales improved over the prior year because of a new customer agreement entered during the quarter ended March 31, 2007.
Cost of sales (excluding amortization of intangible asset) for the third quarter of Fiscal 2007 increased 56% to $14,639,000 from $9,404,000 in Fiscal 2006. The increase is due to the 33% increase in sales which was driven mostly by volume. In addition, new product sales and marketing agreements consisted of products that have higher costs to produce or purchase. Gross profit margins (excluding amortization of intangible asset) for the third quarter of Fiscal 2007 and Fiscal 2006 were 30% and 40%, respectively. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. As can be seen in the mix of increased sales, the greatest increases are of products that are distributed, and not manufactured. These costs have caused the margin percentage to decrease. These changes may affect the gross profit percentage in future periods.
Research and development (“R&D”) expenses in the third quarter increased 81% to $2,269,000 for Fiscal 2007 from $1,252,000 for Fiscal 2006. The increase is primarily due to increased activity during the quarter to produce submission batches to the FDA. Drug Bioequivalence studies have increased in preparation for submitting ANDAs to the FDA. The Company expenses all production costs as R&D, including submission batches and Bioequivalence studies, until the drug is approved by the FDA. R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.
Selling, general and administrative expenses in the third quarter increased 25% to $3,193,000 in Fiscal 2007 from $2,555,000 in Fiscal 2006. The significant portion of the increase is due to $.6 million of expenses incurred in Fiscal 2007 that relate to marketing agreements tied to sales of new generic products. Other increases in personnel and legal costs have been offset by reductions in other professional fees. Other costs will continue to be incurred to facilitate improvements in the Company’s infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.
Amortization expense for the intangible asset for the three months ended March 31, 2007 and 2006 was approximately $446,000 for each period. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP. For the remaining seven years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

The Company’s interest expense in the third quarter increased to $76,000 in Fiscal 2007 from $65,000 in Fiscal 2006 as a result of an increase interest rates over the prior year. Interest income in the third quarter increased marginally to $99,000 in Fiscal 2007 from $96,000 in Fiscal 2006.
The Company’s income tax expense in the third quarter decreased to $76,000 in Fiscal 2007 from $856,000 in Fiscal 2006, with a 40% and 40.6% effective tax rate, respectively.
The Company reported net income of $231,000 in the third quarter of Fiscal 2007, or $0.01 basic and diluted income per share, as compared to net income of $1,255,000 in the third quarter of Fiscal 2006, or $0.05 basic and diluted income per share.
     Results of Operations — Nine months ended March 31, 2007 compared with nine months ended March 31, 2006
Net sales for the nine months ended March 31, 2007 (“Fiscal 2007”) increased 46% to $65,187,000 from $44,607,000 for the nine months ended March 31, 2006 (“Fiscal 2006”). The increase was primarily due to greater demand for generic medication used to treat thyroid deficiency, greater demand for generic antibiotics, and new products that were approved by the FDA in the current or previous year. The Company was able to increase sales of thyroid medication through a new customer agreement in the first quarter of Fiscal 2007 and to existing customers. In the prior year, the thyroid medications were declining, due to a delay in the AB rating of Levothyroxine. In the current year, the increase is due to Lannett’s ability to provide the product quickly and cost effectively to all of our customers. The following table highlights the reasons for the increase, and the percentage each area had on the overall increase of $20,579,000:

Description	% of increase
Greater demand/volume	69%
New product launches	9%
Marketing agreements	64%
Existing product changes	-42%

Total	100%
The majority of the increases are due to increased volumes. However, these increases may not be indicative of the full year sales growth. Existing product changes are also primarily driven by volume, with a small amount of decline due to pricing.
The existing product sales decline can be attributed to several products. Sales of products used in the treatment of epilepsy decreased by approximately $3.4 million in Fiscal 2007 because new manufacturers have entered the market, affecting sales volume. Sales of migraine headache pharmaceuticals declined $800,000. This decline can be attributed to a combination of lower product sales prices, and increased competition. Sales of drugs used in hormone replacement therapy declined $1.3 million in Fiscal 2007 because of greater competition and pricing pressure added by new competitors in the marketplace.
The Company sells its products to customers in various categories. The table below identifies the Company’s approximate net sales to each category:

	Nine Months Ended March 31,
Customer Category	2007	2006
Wholesaler/Distributor	$40,692,000	$30,495,000
Retail Chain	20,167,000	6,979,000
Mail-Order Pharmacy	4,138,000	5,094,000
Private Label	190,000	2,039,000

Total	$65,187,000	$44,607,000

The increase in sales to wholesaler/distributor customers is due mainly to improvement in sales of generic medication used in the treatment of thyroid deficiency. The prior year sales were affected by lower-than-expected demand and lower sales to wholesalers. In the nine months ended March 31, 2006, the excess inventory and returns of this product were no longer an issue, and the product was again being sold on a regular basis. In addition, a newly marketed product had begun selling in the first quarter of Fiscal 2007, and has increased sales through all channels. Retail Chain sales of the thyroid medication also increased, a result of a new customer agreement entered during the current fiscal year.
Cost of sales (excluding amortization of intangible asset) for the first nine months increased 81% to $44,123,000 in Fiscal 2007 from $24,331,000 in Fiscal 2006. The increase is due to the 46% increase in sales which was driven mostly by volume. In addition, new product sales obtained through marketing agreements have a higher cost of sales percentage, 55% on average, replacing declining manufactured product sales which historically had a much lower cost of sales percentage, and higher profit margins. Gross profit margins (excluding amortization of intangible asset) for the first nine months of Fiscal 2007 and Fiscal 2006 were 32% and 45%, respectively. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.
Research and development (“R&D”) expenses in the first nine months increased 16% to $5,586,000 for Fiscal 2007 from $4,814,000 for Fiscal 2006. The increase is primarily due to increased activity during the most recent quarter to produce submission batches to the FDA. Drug Bioequivalence studies have increased in preparation for submitting ANDAs to the FDA. The Company expenses all production costs as R&D, including submission batches and Bioequivalence studies, until the drug is approved by the FDA. R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.
Selling, general and administrative expenses in the first nine months            increased 30% to $9,537,000 in Fiscal 2007 from $7,332,000 in Fiscal 2006. The significant portion of the increase is due to $1.8 million of expenses incurred in Fiscal 2007 that relate to marketing agreements tied to sales of new generic products. The remaining increase in expense is due to additional administrative personnel costs, related to increased headcount, professional fees and computer support fees. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure. Other costs are being incurred to facilitate improvements in the Company’s infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.
Amortization expense for the intangible asset for the nine months ended March 31, 2007 and 2006 was approximately $1,338,000 for each period. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.
The Company’s interest expense in the first nine months decreased to $208,000 in Fiscal 2007 from $250,000 in Fiscal 2006 primarily as a result of a decrease in principal balances. Interest income in the first nine months decreased to $310,000 in Fiscal 2007 from $334,000 in Fiscal 2006.

The Company’s income tax expense in the first nine months decreased to $1,883,000 in Fiscal 2007 from $2,752,000 in Fiscal 2006, with a 40% effective tax rate in Fiscal 2007 and Fiscal 2006.
The Company reported net income of $2,820,000 in the first nine months of Fiscal 2007, or $0.12 basic and diluted income per share, as compared to net income of $4,123,000 in the first nine months Fiscal 2006, or $0.17 basic and diluted income per share.
Liquidity and Capital Resources
The Company has historically financed its operations by cash flow from operations. At March 31, 2007, working capital was $24,590,000, as compared to $23,446,000 at June 30, 2006, an increase of $1,144,000. Net cash provided by operating activities of $11,535,000 in the first nine months of Fiscal 2007 is due to net income of $2,820,000, and adjustments for the effects of non-cash items of $6,094,000 and increase in operating assets and liabilities of $2,621,000. Significant changes in operating assets and liabilities are comprised of:
•	Trade accounts receivable net of rebates and chargebacks payable increased $5,188,000 due to an increase in sales;

•	A $1,582,000 increase in inventories resulting from increased demand for distributed products;

•	A $8,639,000 increase in accounts payable due to timing of payments at the end of the month combined with increased spending on products for resale, primarily Levothyroxine Sodium tablets; and

•	A $366,000 decrease in prepaid taxes relating to estimated federal tax payments made during the Fiscal year.
The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both types of DSO are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period. Standard payment terms offered to customers are consistent with industry practice at 60 days.
For the nine months of Fiscal 2007, this Gross DSO amounted to 79 days. This item has remained consistent throughout the Fiscal year, and is a result of the timing required to process customer credits, which often have a delay coming from the wholesale customers. Some delays were the result of customers failing to report all credits, while some were the responsibility of the Company to act upon. As of the date of this filing, all customer processing issues have been reconciled, and the Company anticipates that Gross DSO will be in the 60 to 70 day range in future reports, as the payment terms for most customers are 60 days.
The Net DSO Calculation provides us with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period. It eliminates the effect of timing of processing, which is inherent in the Gross DSO calculation. A Net calculation greater than 60 days may indicate under-reserved sales, while an amount less than 60 days may indicate over-reserved sales or changes in the customer mix. This figure is expected to approximate 60 days, the normal credit terms. For the nine months of Fiscal 2006, this Net DSO amounted to 75 days. The increase is due to changes in the customer sales mix, with increasing sales being made to customers with no reserve requirements.
The net cash used in investing activities of $7,390,000 for the nine months ended March 31, 2007 was due to an additional $7,327,000 note receivable and $1,949,000 investment in facilities and equipment. This was partially offset by the sale of $1,877,000 of the Company’s investment securities, which consist primarily of U. S. government and agency marketable debt securities.
The following table summarizes the remaining repayments of debt, including sinking fund requirements as of March 31, 2007 for the subsequent twelve month periods:

Twelve Month	Amounts Payable
Periods	to Institutions
2007	$597,000
2008	607,000
2009	462,000
2010	4,810,000
2011	214,000
Thereafter	1,100,000

$7,790,000

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (8.0% at March 31, 2007). The line of credit was renewed and extended to November 30, 2007. At March 31, 2007 and 2006, the Company had $0 outstanding under the line of credit. The line of credit is collateralized by substantially all of the Company’s assets. The Company currently has no plans to borrow under this line of credit.
The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios. As of March 31, 2007, the Company has complied with such terms, and successfully met its financial covenants.
In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. If the Company fails to comply with any of the requirements above, the Company would be liable to the full amount of the grant funding ($500,000). The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company will monitor its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of March 31, 2007, the Company has recognized the grant funding as a current liability under the caption of Unearned Grant Funds, because the Company has met approximately 50% of the requirement to add 100 full-time employees. However, the Company is requesting an extension of this obligation to add 100 employees, since the other requirement related to use of funds has been met already, and the time requirement to operate its Pennsylvania locations is still ongoing.
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
The Company signed supply and development agreements with Olive Healthcare, of India; Orion Pharma, of Finland; Azad Pharma AG, of Switzerland, and is in negotiations with companies in Israel for similar new product initiatives, in which Lannett will market and distribute products manufactured by third parties. Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has debt instruments with variable interest rates. The Equipment loan, amounting to $802,000 at March 31, 2007, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points. The revenue bonds issued by the Philadelphia Authority for Industrial Development, amounting to $905,000 at March 31, 2007, bear interest at a floating rate which is equal to the minimum rate of interest necessary to sell the bonds at a price equal to the principal balance. In addition, the Company has a $3 million line of credit that bears interest at the prime interest rate less 0.25%. The Company currently has $0 outstanding under this line of credit. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.
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
With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the three months ended March 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
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

LANNETT COMPANY, INC.
Dated: May 7, 2007	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and Chief Financial Officer

Dated: May 7, 2007	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	40

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	41

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith	42