Form 10-K/A
period 2005-06-30
LANNETT CO INC
filed 2007-09-12
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes  ☐   No  ☒

Aggregate market value of Common stock held by non-affiliates of the Registrant, as of December 31, 2004 was $99,942,641 based on the closing price of the stock on the American Stock Exchange.

As of August 25, 2005, there were 24,118,674 shares of the issuer’s common stock, $.001 par value, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends Lannett Company Inc.’s annual report on Form 10-K for the fiscal year ended June 30, 2005, as initially filed with the Securities and Exchange Commission on September 13, 2005 (the “Form 10-K”).

The Company has expanded and enhanced the disclosure in the text and tables located in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (“MD&A”) relating to chargebacks, rebates and returns.  Similarly, tables in the Notes to the Financial Statements have also been expanded to reflect enhanced disclosure.

The Company has added disclosure of its methods of tracking Days Sales Outstanding (“DSO”) in the section under Critical Accounting Policies titled Accounts Receivables within the MD&A.  This has been included to provide enhanced disclosure relating to the Company’s ability to manage receivables.

Additional disclosure has also been made in the section titled Results of Operations within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. This has been undertaken to provide enhanced disclosure relating to the changes in sales year over year.

The filing of this Amendment shall not be deemed an admission that the original Form 10-K, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

General

Lannett Company, Inc. (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania.  In 1991, the Company merged into Lannett Company, Inc., a Delaware corporation.  The sole purpose of the merger was to reincorporate the Company as a Delaware corporation.  The Company develops, manufactures, packages, markets and distributes pharmaceutical products sold under generic chemical names.  References herein to a fiscal year refer to the Company’s fiscal year ending June 30.

Historically, the Company has competed for an increasing share of the generic market.   Although net sales and operating income declined in fiscal 2005, the Company plans to improve future financial performance as a result of additions to the Company’s line of generic products, additional sales to current customers, higher unit sales and a management focus on minimizing unnecessary overhead and administrative costs.  Some of the new generic products sold by Lannett were developed and are manufactured by Lannett while others are manufactured by others.  The products manufactured by Lannett and those manufactured by others are identified in the section entitled “Products” in Item 1 of this Form 10-K.

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

3.)           Clinical testing: After a successful scale-up of the generic drug batch, the Company then schedules and performs clinical testing procedures on the product if required by the FDA. These procedures, which are generally outsourced to third parties, include testing the absorption of the generic product in the human bloodstream, compared to the absorption of the innovator drug.  The results of this testing are then documented and reported to the Company to determine the “success” of the generic drug product.  Success, in this context, means the successful comparison of the Company’s product related to the innovator product.  Since bioequivalence and a stable formula are the primary requirements for a generic drug approval (assuming the manufacturing plant is in compliance with the FDA’s manufacturing quality standards), lengthy and costly clinical trials proving safety and efficacy, which are generally required by the FDA for innovator drug approvals, are unnecessary for generic companies.  If the results are successful, the Company will continue the collection of documentation and information for assembly of the drug application.

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

When a generic drug company files an ANDA to the FDA, it must certify that no patents are listed in the Orange Book, the FDA’s reference listing of approved drugs, or listed patents have expired.  If there are patents covering some aspect of the innovator drug, the applicant must state whether it is seeking approval for marketing after the expiration of the Orange Book patents; or the patents listed therein are invalid, unenforceable, or not infringed—usually referred to as a Paragraph IV Certification.  ANDAs containing Paragraph IV certifications frequently result in legal actions by the innovator drug companies.  These legal activities can trigger an automatic 30 month stay of our ANDA if the innovator company files a claim and it will delay the approval of the generic company’s ANDA.  Currently, Lannett has filed two Paragraph IV certifications in its ANDAs.

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

Despite the decline of Company sales in Fiscal 2005, the Company continues to expand its sales to the major chain drug stores, including CVS, Brooks, Rite Aid and Walgreen’s.  The mail order segment continued to be one of the fastest growing classes in the Company’s distribution efforts. Such companies, as Medco Health, Express Scripts and Caremark are leaders in sales growth in the pharmaceutical market.  Lannett also increased distribution in the wholesaler segment led by Cardinal Health and McKesson Corporation.  Lannett is recognized by its customers as a dependable supplier of high quality generic pharmaceuticals.  The Company’s policy of maintaining an adequate inventory and fulfilling orders in a timely manner has contributed to this reputation.

Management

As the Company continues to grow, additional managers will be hired to complement the skilled team.  These new managers will serve in a variety of functions, including Research, Sales, Finance, Quality Control, Quality Assurance, Regulatory Compliance and Production.  Ultimately, the execution of a sound business strategy requires a capable and knowledgeable management team.

Products

As of the date of this filing, the Company manufactured and/or distributed sixteen products:

Name of Product	Manufacture Source	Medical Indication	Equivalent Brand

1) Acetazolamide Tablets	Lannett	Glaucoma	Diamox®
2) Butalbital, Aspirin and Caffeine Capsules	Lannett	Migraine Headache	Fiorinal®
3) Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules	JSP	Migraine Headache	Fiorinal w/ Codeine #3®
4) Ciprofloxacin Tablets	Spectrum	Antibiotic	Cipro®
5) Digoxin Tablets	JSP	Congestive Heart Failure	Lanoxin®
6) Dicyclomine Tablets/Capsules	Lannett	Irritable Bowels	Bentyl®
7) Diphenoxylate with Atropine Sulfate Tablets	Lannett	Diarrhea	Lomotil®
8) Hydromorphone HCl Tablets	Lannett	Pain Management	Dilaudid
9) Levothyroxine Sodium Tablets	JSP	Thyroid Deficiency	Levoxyl®/ Synthroid®
10) Methocarbamol Tablets	Lannett	Muscle Relaxer	Robaxin®
11) Methyltestoterone/Esterified Estrogens Tablets	Lannett	Hormone Replacement	Estratest®
12) Phentermine HCl Tablets	Lannett	Weight Loss	Adipex-P®
13) Phenylpropanolamine Tablets-Vet	Lannett	Incontinence	Propagest®
14) Primidone Tablets	Lannett	Epilepsy	Mysoline®
15) Terbutaline Sulfate Tablets	Lannett	Bronchospasms	Brethine®
16) Unithroid Tablets	JSP	Thyroid Deficiency	N/A

All of the products currently manufactured and/or sold by the Company are prescription products.  Of the products listed above, Unithroid and those containing butalbital, digoxin, primidone and levothyroxine sodium were the Company’s key products, contributing to more than 93%, 97% and 95% of the Company’s total net sales in Fiscal 2005, 2004 and 2003, respectively.

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

The majority of the Company’s R&D projects are being developed in-house under Lannett’s direct supervision and with Company personnel.  Hence, the Company does not believe that its outside contracts for product development or manufacturing supply, including Spectrum Pharmaceuticals Inc., are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms.  Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

The following table summarizes key information related to the Company’s R&D products.  The column headings are defined as follows:

1.)           Stage of R&D – Defines the current stage of the R&D product in the development process, as of the date of this filing.

2.)           Regulatory Requirement – Defines whether the R&D product is or is expected to be a new ANDA submission, an ANDA supplement, or a grand-fathered product not requiring specific FDA approval.

3.)           Number of Products – Defines the number of products in R&D at the stage noted.  In this context, a product means any finished dosage form, including all potencies, containing the same API or combination of APIs and which represents a generic version of the same Reference Listed Drug (RLD) or innovator drug, identified in the FDA’s Orange Book.

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

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 42% of the Company’s inventory purchases in Fiscal 2005, 81% in Fiscal 2004 and 62% in Fiscal 2003.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Refer to the Material Contract with Supplier footnote in the Company’s June 30, 2005 financial statements for more information on the terms, conditions, and financial impact of this agreement.

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

The Company has also contracted with Spectrum Pharmaceuticals (Spectrum), based in California, to purchase and distribute Ciprofloxacin tablets which are manufactured by Spectrum and/or its partners.  Ciprofloxacin tablets are the generic version of the brand Cipro®, an anti-bacterial drug marketed by Bayer Corporation and prescribed to treat infections.  The Company began selling Ciprofloxacin tablets in February 2005.

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

Another supplier, Siegfried (USA), Inc. (Siegfried), supplies primidone and butalbital, the raw materials in the Company’s commercial products of the same name, and accounted for 4% of the Company’s inventory purchases in Fiscal 2005, 6% in Fiscal 2004 and 12% in Fiscal 2003.  This includes building a satisfactory inventory level, and obtaining contractual supply commitments.    The agreement is a standard supply agreement evidencing the terms of the supply of material.  There are no guaranteed purchase volume commitments; however the agreement does require Lannett to purchase 100% of its primidone raw material requirements from Siegfried.  The price of the material may vary depending on the quantity of material purchased during the term of the agreement.  The term of the agreement was October 1, 2002 through December 31, 2003.  As of June 30, 2005, a new agreement with Siegfried had not yet been executed.  The Company continues to purchase raw materials from Siegfried under the terms of the expired purchase agreement which is included in Exhibit 10.9 of the Company’s Form 10-KSB for the year ended June 30, 2004.  The Company is in the process of finalizing a new agreement with Siegfried.

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

The Company promotes its products through direct sales, trade shows, trade publications, and bids.  The Company also markets its products through private label arrangements, whereby Lannett produces its products with a label containing the name and logo of a customer.  This practice is commonly referred to as private label business.  It allows the Company to expand on its own internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers.  The focus of the Company’s sales efforts is the relationships it creates with its customer accounts.  Strong customer relationships have created a positive platform for Lannett to increase its sales volumes.  Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers.  Historically and in Fiscal 2005, 2004 and 2003, the Company’s advertising expenses were immaterial.  When the customer and the Company’s sales representatives make contact, the Company will generally offer to supply the customer its products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts the Company’s supply of product, the customer generally expects a high standard of service.  This service standard includes shipping product in a timely manner on receipt of customer purchase orders, maintaining convenient and effective customer service functions, and retaining a mutually beneficial dialogue of communication.  The Company believes that although the generic pharmaceutical industry is a commodity industry, where price is the primary factor for sales success, these additional service standards are equally important to the customers that rely on a consistent source of supply.

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

Product	Primary Competitors

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Watson Pharmaceuticals, Breckenridge Pharmaceutical mfd. by Anabolic Laboratories,

Digoxin Tablets	GlaxoSmithKline, Amide (marketed by Bertek Pharmaceuticals), Caraco Pharmaceutical Laboratories

Levothyroxine Sodium Tablets	Abbott Laboratories, Monarch Pharmaceuticals, Mylan Laboratories, Sandoz

Methyltestoterone/Esterified Estrogens Tablets	Solvay Pharmaceuticals, Syntho Pharmaceuticals (marketed by Breckenridge Pharmaceutical)

Phentermine HCL Tablets	Eon Laboratories, Amide Pharmaceutical, Purepac Pharmaceutical Co.

Primidone Tablets	Watson Pharmaceuticals, Qualitest Pharmaceuticals

Unithroid Tablets	Abbott Laboratories, Monarch Pharmaceuticals, Mylan Laboratories, Sandoz

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

Among the requirements for new drug approval is the requirement that the prospective manufacturer’s methods conform to the FDA’s current Good Manufacturing Practices (cGMP Regulations).  The cGMP Regulations must be followed at all times during which the approved drug is manufactured.  In complying with the standards set forth in the cGMP Regulations, the Company must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance. Failure to comply with the cGMP Regulations risks possible FDA action, including but not limited to, the seizure of noncomplying drug products or, through the Department of Justice, enjoining the manufacture of such products.

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

ITEM 2.            DESCRIPTION OF PROPERTY

The Company’s headquarters, administrative offices, quality control laboratory, and manufacturing and production facilities, consisting of approximately 31,000 square feet, are located at 9000 State Road, Philadelphia, Pennsylvania.

On July 1, 2003, the Company entered into a lease/purchase option agreement for a 63,000 square foot facility at 9001 Torresdale Avenue, Philadelphia, Pennsylvania, approximately 1 mile from the Company’s headquarters.  On November 26, 2003, the Company exercised its option to purchase the facility.  The Company’s research laboratory, warehousing and distribution operations, and sales and accounting departments are now housed there.

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

In 2004 and 2005, the Company entered into three, separate confidential agreements with ThePharmaNetwork, LLC (TPN) pursuant to which the company agreed to collaborate to develop, manufacture, supply, and commercialize a certain generic pharmaceutical drug product. In August 2005, TPN filed a lawsuit against various defendants, including the Company, seeking, among other things, to terminate the three agreements between the Company and TPN.  The matter is currently pending before the United States District Court for the District of New Jersey.  The Company has filed an answer denying the allegations.  The Company has also filed counterclaims against TPN and its principal, Jonathan B. Rome, for, among other things, breach of contract.  Because of the confidential nature of the agreements and the generic pharmaceutical drug product at issue, the Company has requested that the Court place all documents under seal to prevent the wrongful disclosure of the Company’s sensitive, confidential, and proprietary information.  The Company’s request for a temporary restraining order was granted.   As a result, TPN is temporarily restrained from competing against Lannett or collaborating with Lannett’s competitors with respect to the drug product at issue. TPN is also temporarily restrained from using, disclosing or disseminating any confidential information about this drug product until after the hearing on the preliminary injunction, which is scheduled for Sept. 14, 2005.  TPN received a temporary restraining order prohibiting Lannett from disclosing TPN’s “confidential information” until after the preliminary injunction hearing on Sept. 14, 2005.  At this time, Management is unable to estimate a range of loss, if any, related to this action.  Management believes that the outcome of this litigation will not have a material adverse impact on the financial position or results of operation of the Company.

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Company’s security holders during the quarter ended June 30, 2005.

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 15, 2002, the Company’s common stock began trading on the American Stock Exchange. Prior to this, the Company’s common stock traded in the over-the-counter market through the use of the inter-dealer “pink-sheets” published by Pink Sheets LLC.  The following table sets forth certain information with respect to the high and low daily closing prices of the Company’s common stock during Fiscal 2005 and 2004, as quoted by the American Stock Exchange.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2005

	High	Low
First quarter	$15.19	$9.50
Second quarter	$12.80	$8.25
Third quarter	$10.05	$5.95
Fourth quarter	$6.45	$3.88

Fiscal Year Ended June 30, 2004

	High	Low
First quarter	$25.09	$15.65
Second quarter	$18.88	$16.40
Third quarter	$19.00	$15.10
Fourth quarter	$17.00	$13.18

Holders

As of August 25, 2005, there were approximately 249 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2005, Fiscal 2004 or Fiscal 2003. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures.  The Company does not expect to pay, nor should shareholders expect to receive, cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation plans approved by security holders	857,108	$13.72	1,395,267
Equity Compensation plans not approved by security holders	—	—	—
Total	857,108	$13.72	1,395,267

ITEM 6.            SELECTED FINANCIAL DATA

Lannett Company, Inc. and Subsidiaries

Financial Highlights

As of or for the Year Ended June 30,	2005	2004	2003	2002	2001

Operating Highlights

Net Sales	$44,901,645	$63,781,219	$42,486,758	$25,126,214	$12,090,993
Gross Profit	$13,484,737	$36,924,344	$26,228,964	$16,673,537	$5,556,229
Operating (Loss)/Income	$(53,639,658)	$20,830,969	$19,060,106	$11,425,483	$2,042,585
Net (Loss)/Income	$(32,779,596)	$13,215,454	$11,666,887	$7,195,990	$1,829,915
Basic (Loss)/Earnings Per Share	$(1.36)	$0.63	$0.58	$0.36	$0.14
Diluted (Loss)/Earnings Per Share	$(1.36)	$0.63	$0.58	$0.36	$0.14
Weighted Average Shares Outstanding, Basic	24,097,472	20,831,750	19,968,633	19,895,757	13,206,128
Weighted Average Shares Outstanding, Diluted	24,097,472	21,053,944	20,121,314	20,018,548	13,206,128

Balance Sheet Highlights

Current Assets	$33,938,115	$48,862,443	$23,930,048	$10,439,630	$8,884,835
Working Capital*	$17,542,553	$28,923,814	$17,185,052	$6,891,998	$(69,920)
Total Assets	$94,917,060	$131,904,084	$31,834,544	$17,338,503	$15,931,617
Total Debt	$9,532,448	$10,092,857	$3,097,802	$4,142,538	$10,773,222
Deferred Tax Liabilities	$2,009,582	$1,614,323	$1,112,369	$681,489	$641,285
Total Stockholders’ Equity	$69,249,244	$102,246,991	$21,597,710	$9,766,049	$2,515,685

*Working capital equals current assets less current liabilities

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to them at this time.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements.  We believe the risks and uncertainties discussed under the Section entitled “Risks

Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings, may affect its actual results.

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

Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances.  Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products.  Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product.  As a result, we would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided.  Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers.  A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer’s end-customer pays for a product.  Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

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

Our acquired contractual rights to market and distribute JSP’s products are stated at cost, less accumulated amortization and related impairment charges identified to date.  We determined the initial cost by referring to the original fair value of the assets exchanged.  Future amortization periods for product rights are based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products.  Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues and contractual terms.  Significant changes to any of these factors would require us to perform an additional impairment test on the affected asset and, if evidence of impairment exists, we would be required to take an impairment charge with respect to the asset.  Such a charge would adversely affect our results of operations and financial condition.

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

Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations.  In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Practice, or cGMP, and other FDA regulations.  Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection.  A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations.  FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.  Any such sanctions, if imposed, could materially harm our operating results and financial condition.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections.

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

In the fourth quarter of fiscal year 2005, the Company recorded a $1,500,000 write-down in sales to account for expected returns. This additional reserve came about because excess inventory existed with a major wholesaler that was unable to sell a significant amount of Levothyroxine Sodium tablets that it had purchased a year earlier.  The Company considered extending the shelf-life of the product in March 2005, but decided against this extension.  In May 2005, the conclusion was ultimately reached to reserve for all estimated returns.  The date that all unsold products would eventually be returned was through December 2005, and the $1,500,000 included the estimate of all returns through December 2005.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the years ended June 30, 2005 and 2004:

For the Year Ended June 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual credits issued related to sales recorded in prior fiscal years	(4,978,300)	(1,970,000)	(523,100)	(95,800)	(7,567,200)

Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	(1,420,000)	130,000	1,400,000	—	110,000

Reserves charged to net sales in fiscal 2005 related to sales recorded in fiscal 2005	21,028,100	6,970,100	1,533,900	623,400	30,155,500

Actual credits issued related to sales in fiscal 2005	(13,114,600)	(5,965,500)	(1,166,800)	(586,400)	(20,833,300)

Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

For the Year Ended June 30, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2003	$1,638,000	$889,900	$210,200	$33,900	$2,772,000

Actual credits issued related to sales recorded in prior fiscal years	(1,604,000)	(1,166,400)	(182,700)	—	(2,953,100)

Reserves or (reversals) charged during Fiscal 2004 related to sales recorded in prior fiscal years	—	300,000	—	—	300,000

Reserves charged to net sales in fiscal 2004 related to sales recorded in fiscal 2004	18,897,500	4,563,900	480,600	464,400	24,406,400

Actual credits issued related to sales in fiscal 2004	(12,447,000)	(2,723,200)	(60,100)	(410,000)	(15,640,300)

Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Credits issued during the quarter that relate to prior year sales are charged against the opening balance. Because reserves are assessed and recorded in aggregate, any potential additional reserves or reversals of reserves have historically offset each other. The table above shows the effects of reversals within the rebate and return categories. It is the Company’s intention that all reserves be charged to sales in the period that the sale is recognized, however, due to the nature of this estimate, it is possible that the Company may sometimes need to increase or decrease the current year reserve attributable to prior period sales. If that were to occur, management would disclose that information at that time. If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

Because the Company monitors and assesses these reserves in aggregate, the rates of reserves will vary, as well as the category under which the credit falls. This variability comes about when the Company is working with indirect customers to compete with the pricing of other generic companies. The Company is currently working on improving computer systems to improve the accuracy of tracking and processing chargebacks and rebates. Improvements to automate calculation of reserves will not only reduce the potential for human error, but also will result in more in-depth analysis and improved customer interaction for resolution of open credits.

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

The chargeback reserve increased from $6.5 million at June 30, 2004 to $8.0 million at June 30, 2005 due to an increased level of chargebacks, as a percentage of sales, required by the wholesale distributor market in FY 2005.  In many cases, the increasingly competitive generic pharmaceutical market has resulted in decreased prices to Lannett customers.  This competitive environment resulted in increased chargeback reserves at the same time sales decreased.  The decrease in the rebate reserve from $1.9 million at June 30, 2004 to $1.0 million at June 30, 2005 was directly related to the decrease in sales and failure of customers to achieve pre-established volumes and net sales milestones.

Management performs several types of analysis to ensure reserves are reasonable.  This includes ratio analysis of: wholesaler versus direct (or retail) sales mix; revenue reserve to gross sales; comparison of net receivables to net sales; comparison of gross receivables to gross sales; and recalculation of wholesaler inventory levels.  Through these steps, management is able to ensure that all reserves are reasonably stated.

Because we are unable to independently verify product sales levels at the final customer, wholesaler inventory reports are used to recalculate potential chargebacks and rebates based on known contracted rebate and chargeback rates.

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

	Fiscal Year	Fiscal Year	Fiscal Year
	ended 6/30/03	ended 6/30/04	ended 6/30/05
Net DSO (in days)	73	88	-1
Gross DSO (in days)	48	102	50

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

The Company’s payment terms are consistent with the generic industry at 60 days for payment from all customers, including wholesalers. Management expects the DSO calculation to approximate 60 days. If DSO varies significantly from 60 days, customer balances are reviewed and, if necessary, action is taken.  For the Fiscal Year 2005, Net DSO was negative because the reserve for chargebacks exceeded the total accounts receivable balance.  This resulted from payments from wholesalers during the period leading up to June 30, 2005.  These customers were paying the gross receivable balance prior to processing chargebacks and rebates.  The end result is that the accounts receivable balance was kept at a normal balance, but the reserve for chargebacks and rebates was high.  The net effect of these items resulted in the negative Net DSO.

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

In the fourth quarter of Fiscal 2005, the Company recorded a $4,000,000 write-down of slow moving and short dated inventory primarily related to Levothyroxine Sodium tablets, which had been returned by a wholesaler during the quarter.

Intangible Asset – On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the

United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP.  The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP.   An impairment charge was recorded against this intangible asset in the current fiscal year.   The agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

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

New Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), Inventory Costs – an amendment of ARB No. 43, Chapter 4.  Paragraph  5 of ARB 43, Chapter 4 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” The adoption of SFAS No. 151 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Results of Operations – Fiscal 2005 compared to Fiscal 2004

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

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category.

Customer Category	Fiscal 2005 Net Sales	Fiscal 2004 Net Sales	Fiscal 2003 Net Sales

Wholesaler/Distributor	$24.8 million	$43.0 million	$20.6 million

Retail Chain	$10.5 million	$12.1 million	$9.9 million

Mail-Order Pharmacy	$5.9 million	$4.3 million	$2.6 million

Private Label	$3.7 million	$4.4 million	$9.4 million

Total	$44.9 million	$63.8 million	$42.5 million

Sales in every category, with the exception of ‘Mail Order Pharmacy,’ decreased the past year.  This is a result of the factors described in the previous paragraph.  Sales to mail order pharmacy increased due to an increase in product line, and a general increase across the business sector.  Sales to wholesalers/distributors declined mainly due to the loss of primary position on the Amerisource Bergen pro-generic contract and a decrease in pricing with all wholesalers and distributors due to the competitive market.

Cost of sales (excluding amortization of intangible asset) increased by 17%, from $26,856,875 in Fiscal 2004 to $31,416,908 in Fiscal 2005. These costs include raw materials/cost of finished goods purchased and resold, which increased approximately $4,071,000, shipping expense, which increased by approximately $199,000 and other miscellaneous production-related expenses which increased in total by approximately $290,000.  Gross margin decreased from 58% in Fiscal 2004 to 30% in Fiscal 2005.  The decrease in gross profit margin is a result of a decrease in net weighted average prices from some of the Company’s products due to increased market competition, increases in direct and indirect costs as well as a change in the product sales mix.  Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur.  These changes may affect the gross profit percentage in future periods.

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

Selling, general and administrative expenses increased by 4%, from $8,863,966 in Fiscal 2004 to $9,194,377 in Fiscal 2005.  This increase is primarily a result of Sarbanes-Oxley related accounting and consulting costs of approximately $520,000 and an increase in insurance of $160,000.  These increases were partially offset by savings in various other expense accounts. The Company’s interest expense increased from approximately $64,000 in Fiscal 2004 to approximately $351,000 in Fiscal 2005 as a result of the borrowing under the “2003 Loan Financing” which included a mortgage loan, equipment loan and construction loan, each of which started in Fiscal 2005. Interest income increased from approximately $43,000 in Fiscal 2004 to approximately $166,000 in Fiscal 2005, as a result of investment of excess cash in marketable securities and a higher cash balance.

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

As a result of the items discussed above, the Company’s financial results changed from an operating income of $20,830,969 in Fiscal 2004 to an operating loss of ($53,639,658) in Fiscal 2005.

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

Results of Operations – Fiscal 2004 compared to Fiscal 2003

Net sales increased by 50%, from $42,486,758 in Fiscal 2003 to $63,781,219 in Fiscal 2004. Sales increased as a result of additions to the Company’s prescription line of products, including Digoxin tablets, first marketed in September 2002, Levothyroxine Sodium tablets, first marketed in April 2003 and Unithroid tablets, first marketed in August 2003.  These product additions had the effect of increasing the total net sales for Fiscal 2004 as compared to Fiscal 2003 due to the fact the Company sold the products for longer periods of time in the twelve months ended June 30, 2004.  These product additions accounted for approximately $20.5 million of the increase in net sales from Fiscal 2003 to Fiscal 2004.  Additionally, sales of a portion of the Company’s previously marketed products, such as Primidone tablets, Butalbital with Aspirin and Caffeine capsules and Dicyclomine HCL tablets and capsules increased by approximately $4.8 million from Fiscal 2003 to Fiscal 2004 as a result of new customer accounts, increased unit sales and increased unit sales prices.  The Company from time to time will raise its sales prices if there is an increase in the price of the brand named drug.  Generally, the Company sells its products at the accepted market prices for such products.  If the competitive environment changes, the Company monitors such changes to determine the effect on the market prices for its products.  Such changes may include new competitors, fewer competitors, or an increase in the price of the innovator drug. The increase in sales of a portion of the Company’s products was partially offset by a decrease in sales of certain other products, including Butalbital with Aspirin and Caffeine capsules (which decreased $3.9 million) due to increased competition and a discontinuation of Pseudoephedrine Hydrochloride tablets (which resulted in a loss of sales of $681,000).

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category.

Customer Category	Fiscal 2004 Net Sales	Fiscal 2003 Net Sales	Fiscal 2002 Net Sales

Wholesaler/Distributor	$43.0 million	$20.6 million	$10.4 million

Retail Chain	$12.1 million	$9.9 million	$3.3 million

Mail-Order Pharmacy	$4.3 million	$2.6 million	$1.1 million

Private Label	$4.4 million	$9.4 million	$10.3 million

Total	$63.8 million	$42.5 million	$25.1 million

Sales in every category, with the exception of private label, increased each of the past three years.  This is a result of the factors described in the previous paragraph.  Sales to private label customers decreased in Fiscal 2004 and 2003 as a result of the Company’s successful efforts in growing the Lannett label accounts.  Increasing sales to customers that purchased the Lannett label products (i.e. the wholesale, retail, and mail-order customer categories) had the effect of reducing sales to private label customers. Year over year increase in existing sales was a result of volume increases of 86% and offset by price decreases of 43%.  The addition of the distribution relationship with Jerome Stevens Pharmaceuticals accounts for a majority of the volume increase, in the form of new product sales.

Cost of sales (excluding amortization of intangible asset) increased by 65%, from $16,257,794 in Fiscal 2003 to $26,856,875 in Fiscal 2004.  The cost of sales increase is due to an increase in direct variable costs and certain indirect costs as a result of the increase in sales volume, and related production activities.  These costs include raw materials/cost of finished goods purchased and resold, which increased approximately $8,613,000, labor and benefits expenses, which increased by approximately $1,641,000 and other miscellaneous production-related expenses which increased in total by approximately $345,000.  Gross margins decreased from 62% in Fiscal 2003 to 58% in Fiscal 2004.  The decrease in gross profit margins is a result of a decrease in net weighted average prices from some of the Company’s products due to increased market competition, increases in direct and indirect costs as well as a change in the product sales mix.  During Fiscal 2004, a larger percentage of the Company’s total net sales were from products supplied by JSP.  The Company’s average gross profit margin for products from JSP is less than the average gross profit margin for products internally manufactured. Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur.  These changes may affect the gross profit percentage in future periods.

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

Currently, the Company’s only finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 81% of the Company’s inventory purchases in Fiscal 2004, 62% in Fiscal 2003 and 26% in Fiscal 2002.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company.  The Company projects that it will be able to meet the minimum purchase requirements, but there is no guarantee that the Company will be able to do so. If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.  Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the Board); provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation including, but not limited to, complying with the requirements of the Securities and Exchange Commission, the American Stock Exchange and applicable law including the Sarbanes-Oxley Act of 2002.  The Agreement was included as an Exhibit in the Form 8-K filed by the Company on May 5, 2004.  The obligation of the Company to issue the four million (4,000,000) shares was subject to the receipt of a fairness opinion issued by a recognized and reputable investment banking firm in opining that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company’s minority shareholders was fair to such shareholders from a financial point of view.  On April 20, 2004, the investment banker, Donnelly Penman and Partners, which was selected by the independent Directors of the Company’s Board, opined that the issuance of the four million (4,000,000) shares and the resulting dilution of the ownership interest of the Company’s minority shareholders was fair to such shareholders, from a financial point of view, in light of JSP’s products’ contribution or potential contribution to the Company’s profitability.  As such, subsequent to April 20, 2004, the Company issued four million (4,000,000) shares to JSP’s designees.  As a result of the transaction, the Company recorded an intangible asset related to the contract in the amount of $67,040,000.  The intangible asset was recorded based upon the fair value of the (4,000,000) shares at the time of issuance to JSP.  An impairment charge was recorded against this intangible asset in the fiscal year 2005.  The Company will incur non-cash amortization expense for the intangible asset over the term of the contract.  For the period April 2004 to June 2004, the Company incurred $1,314,510 of non-cash amortization expense associated with the JSP intangible asset.

As a result of the items discussed above, the Company increased its operating income by 9%, from $19,060,106 in Fiscal 2003 to $20,830,969 in Fiscal 2004.

The Company’s income tax expense increased from $7,334,740 in Fiscal 2003 to $7,594,316 in Fiscal 2004 as a result of the increase in taxable income.

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

Liquidity and Capital Resources

Net cash provided by operating activities of $8,079,212 for the year ended June 30, 2005 was attributable to net loss of ($32,779,596), as adjusted for the effects of non-cash items of $53,064,168 and net changes in operating assets and liabilities totaling ($12,205,360).  Significant changes in operating assets and liabilities are comprised of:

1.               A decrease in trade accounts receivable of $15,370,358 due to cash payments received by the Company in the first quarter of Fiscal 2005, including the collection of receivables from customers who had extended payment terms in the fourth quarter of Fiscal 2004 offered by the Company as a result of compatibility issues related to the Company’s exchange of Electronic Data Interchange (EDI) documents.  The decrease in the trade accounts receivable was also due to a lower level of sales in the current fiscal year.

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

The net cash used in investing activities of $12,627,198 for the twelve months ended June 30, 2005 was attributable to the Company’s purchase of: $7,913,901 of investment securities, which consist primarily of U. S. government and agency marketable debt securities, and $3,213,297 of capital expenditures related to the Company’s renovation of its new facility on Torresdale Avenue and the purchase and installation of new equipment.  The company additionally spent $1,500,000 on an intangible asset related to an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for exclusive marketing and distribution rights in the United States.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority”) to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the “Trust indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The remainder of the proceeds was deposited into a money market account, which was restricted for future plant and equipment needs of the Company, as specified in the Agreement. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2005 was 2.44%.  At June 30, 2005, the Company has $1,646,000 outstanding on the Authority loan, of which $644,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by a bank, Wachovia Bank, National Association (Wachovia), to secure payment of the Authority Loan and a portion of the related accrued interest.  At June 30, 2005, no portion of the letter of credit has been utilized

The Company has entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the building, the renovation and setup of the building, and the Company’s other anticipated capital expenditures for Fiscal 2004, including the implementation of its new Enterprise Resource Planning (ERP) system, and a new fluid bed drying process center at its current manufacturing plant at 9000 State Road.  The 2003 Loan Financing includes the following:

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

The following table represents annual contractual purchase obligations as of June 20, 2005:

	Contractual Obligations
	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	9,532,448	2,269,776	3,055,013	1,626,687	2,580,972
Capital Leases	—	—	—	—	—
Operational Leases	—	—	—	—	—
Purchase Obligations	180,000,000	16,000,000	35,000,000	39,000,000	90,000,000
Other	—	—	—	—	—
Total	189,532,448	18,269,776	38,055,013	40,626,687	92,580,972

(please see Note 15 below for detail on the specific purchase obligations).

In addition, there is one lease commitment that is considered not material to this disclosure.

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

A majority of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs).  The products under development are at various stages in the development cycle—formulation, scale-up, and/or clinical testing.  Depending on the complexity of the active ingredient’s chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies.  It can range from $100,000 to $1 million.  Some of Lannett’s developmental products will require bioequivalence studies, while others will not—depending on the FDA’s Orange Book classification.  Because the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

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

The majority of the Company’s R&D projects are being developed in-house under Lannett’s direct supervision and with Company personnel.  Hence, the Company does not believe that its outside contracts for product development and manufacturing supply, including Spectrum Pharmaceuticals Inc., are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms.  Because the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

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

None.

ITEM 9A.                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”),, as amended for financial reporting as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Long Term Compensation
Annual Compensation							Awards	Payouts
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Under- lying Options/ SARs	TIP Payouts Amount	All Other Compensation Amounts
William Farber Chairman of the Board of Directors and Chief Executive Officer	2005 2004 2003	0 0 0		0 0 0	0 0 0	0 0 0	0 87,500 37,500	0 0 0	44,000 26,000 3,000	(4) (4)(4)

Arthur P. Bedrosian(2) President	2005 2004 2003	236,709 212,548 179,175	(1) (1)	168,750 240,000 77,500	0 0 0	0 0 0	0 177,900 114,600	0 0 0	0 0 0

Kevin Smith Vice President of Sales and Marketing	2005 2004 2003	171,578 160,488 156,504		95,518 158,410 46,500	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

William Schreck Vice President of Logistics	2005 2004 2003	140,862 103,927 41,154	(5)	73750 37,500 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Larry Dalesandro(3) Former Chief Financial Officer, Treasurer	2005 2004 2003	134,993 135,842 134,984	(1) (1)	99,645 156,000 59,675	0 0 0	0 0 0	0 129,595 74,595	0 0 0	0 0 0

(1)                                  Includes matching contribution payments made to the Company’s 401(k) Plan (3% of eligible compensation) for the benefit of the employee noted.

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

(4)                                  These amounts represent payments to Mr. Farber for participation and attendance at Board of Director Meetings.

(5)                                  Mr. Schreck was hired mid-fiscal year 2003 as Material Manager and then promoted May 2004 to Vice President of Logistics.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable
Kevin Smith Vice President of Sales	10,001	100%	0/ $0	0/ $0
William Farber Chariman of the Board of Directors and Chief Executive Officer	0	0	54,165/ 33,335	$0/ $0
Arthur Bedrosian	0	0	87,599/ 60,301	$0/ $0

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

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Recipients in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Albert Wertheimer	20,000	15.2%	20,000@9.02	12/8/2014

Employment Agreements

The Company has entered into employment agreements with Arthur Bedrosian, Brian Kearns, Kevin Smith, Bill Schreck, and Bernard Sandiford (the “Named Executives”).  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of the Named Executives are determined by the Board of Directors.  Additionally, the Named Executives are eligible to receive stock options, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policies regarding stock option grants.

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

ITEM 12.                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2005, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock:

		Excluding Options and Debentures			Including Options (*)
Name and Address of Beneficial Owner	Office	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Directors/Executive Officers:

William Farber 9000 State Road Philadelphia, PA 19136	Chairman of the Board	13,619,129	(1)	56.22%	13,656,629	(2)	56.38%

Albert Wertheimer 9000 State Road Philadelphia, PA 19136	Director	0		0.00%	20,000		0.08%

Myron Winkelman 9000 State Road Philadelphia, PA 19136	Director	1,000		0.00%	1,000		0.00%

Ronald A. West 9000 State Road Philadelphia, PA 19136	Director	7,310		0.03%	17,258	(3)	0.07%

Arthur Bedrosian 9000 State Road Philadelphia, PA 19136	President	448,697	(4)	1.85%	492,997	(5)	2.04%

Brian Kearns 9000 State Road Philadelphia, PA 19136	CFO	0		0.00%	100,000		0.41%

Kevin Smith 9000 State Road Philadelphia, PA 19136	Vice President of Sales and Marketing	76		0.00%	71,836		0.30%

William Schreck 9000 State Road Philadelphia, PA 19136	Vice President of Logistics	0		0.00%	17,745		0.07%

Bernard Sandiford 9000 State Road Philadelphia, PA 19136	Vice President of Operations	287		0.00%	38,167		0.15%

All directors and executive officers as a group (7 persons)		14,076,499		58.43%	14,415,632		59.52%

(1)           Includes 300,000 shares owned jointly by William Farber and his spouse Audrey Farber.

(2)           Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share.

(3)           Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share.

(4)           Includes 27,450 shares owned by Arthur Bedrosian’s wife, Shari Bedrosian and 9,000 shares owned by Arthur Bedrosian’s daughter, Talin Bedrosian.  Mr. Bedrosian disclaims beneficial ownership of these shares.

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

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had sales of approximately $590,000, $590,000 and $348,000 during the years ended June 30, 2005, 2004 and 2003, respectively, to a generic distributor, Auburn Pharmaceutical Company (the “related party”) in which the owner, Jeffrey Farber, is the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber.  Accounts receivable includes amounts due from the related party of approximately $179,000, and $117,000 at June 30, 2005 and 2004, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

In January 2005, Lannett Holdings, Inc. entered into an agreement pursuant which it purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owns the ANDA.  This agreement is subject to Lannett Holdings, Inc’s ability to obtain FDA approval to use the proprietary rights.  In the event that such FDA approval cannot be obtained, Pharmeral, Inc. must repay the $100,000 to Lannett Holdings, Inc.  Accordingly, the Company has treated this payment as a prepaid asset.  Arthur Bedrosian, President of Lannett, was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc.  This transaction was approved by the Board of Directors of Lannett and, in its opinion, the terms were not more favorable to the related party than they would have been to a non-related party.

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

(3) Other fees include:

Fiscal 2005 – A large portion of the fees paid were for services rendered in connection with Sarbanes —Oxley compliance and internal control assessment. Other fees were for review of various SEC correspondence and fees for services rendered in connection with the Company’s application to various local and state entities for benefits related to the Company’s facility expansion.

Fiscal 2004 – Fees paid for services rendered in connection with arbitrage calculations on certain tax exempt bond issues, review of stock option documentation, review of S-3 registration statement filing for the four million shares granted to JSP, review of various SEC correspondence and fees for services rendered in connection with the Company’s application to various local and state entities for benefits related to the Company’s facility expansion.

Fiscal 2003 – Fees paid for services rendered in connection with the Company’s application to various local and state entities for benefits related to the Company’s facility expansion; and services rendered in connection with an engagement for interest expense arbitrage calculations on certain tax exempt bond issues.

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

LANNETT COMPANY, INC.

Date:	September 12, 2007	By:	/ s / William Farber
William Farber,
Chairman of the Board

Date:	September 12, 2007	By:	/ s / Arthur P. Bedrosian
Arthur P. Bedrosian,
President and
Chief Executive Officer

Date:	September 12, 2007	By:	/ s / Brian Kearns
Brian Kearns,
Vice President of Finance, Treasurer, and
Chief Financial Officer

Date:	September 12, 2007	By:	/ s / Ronald West
Ronald West,
Director, Chairman of Audit Committee

Date:	September 12, 2007	By:	/ s / Myron Winkelman
Myron Winkelman,
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 12, 2007	By:	/ s / Arthur P. Bedrosian
Arthur P. Bedrosian,
President and
Chief Executive Officer

Date:	September 12, 2007	By:	/ s / Brian Kearns
Brian Kearns,
Vice President of Finance, Treasurer, and
Chief Financial Officer