Form 10-Q/A
period 2005-09-30
LANNETT CO INC
filed 2007-09-12
CIK 57725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-9036

LANNETT COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends Lannett Company Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, as initially filed with the Securities and Exchange Commission on November 8, 2005 (the “Form 10-Q”).

The Company has expanded and enhanced the disclosure in the text and tables located in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (“MD&A”) relating to chargebacks, rebates and returns.  Similarly, tables in the Notes to the Financial Statements have also been expanded to reflect enhanced disclosure.

The Company has added disclosure of its methods of tracking Days Sales Outstanding in the section titled Accounts Receivable within the MD&A.  This has been undertaken to provide enhanced disclosure relating to the Company’s ability to manage receivables.

The Company has provided enhanced disclosure relating to the changes in sales year over year in the section titled Results of Operations within the MD&A.

The filing of this Amendment shall not be deemed an admission that the original Form 10-Q, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	9/30/2005	6/30/2005
ASSETS
Current Assets
Cash	$2,981,086	$4,165,601
Trade accounts receivable (net of allowance)	14,785,501	10,735,529
Inventories	10,792,031	9,988,769
Prepaid taxes	2,900,352	3,957,993
Deferred tax assets - current portion	3,123,953	3,123,953
Other current assets	1,871,005	1,966,270

Total current assets	36,453,928	33,938,115

Property, plant, & equipment	24,652,227	23,746,161
Less accumulated depreciation	(7,629,447)	(7,121,313)
	17,022,780	16,624,848

Construction in progress	1,788,721	2,079,650
Investments - available for sale	6,519,359	7,888,708
Note receivable	2,000,000	—
Intangible asset, net of accumulated amortization	15,169,669	15,615,835
Deferred tax asset - less current portion	18,637,874	18,610,159
Other assets	154,280	159,745

Total Assets	$97,746,611	$94,917,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	967,834	1,208,148
Accrued expense	3,265,806	1,667,638
Unearned grant funds	500,000	500,000
Current portion of long term debt	2,269,776	2,269,776
Rebates and chargebacks	10,865,000	10,750,000

Total current liabilities	17,868,416	16,395,562

Long term debt, less current portion	6,698,656	7,262,672
Deferred tax liabilities	2,009,582	2,009,582

Total Liabilities	26,576,654	25,667,816

Shareholders’ Equity

Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,118,674 and 24,111,140, respectively	24,118	24,111
Additional paid-in capital	70,518,733	70,157,431
Retained earnings (deficit)	1,088,441	(512,535)
Accumulative other comprehensive loss, net	(66,765)	(25,193)
	71,564,527	69,643,814
Treasury stock at cost - 50,900 shares	394,570	394,570
Total shareholders’ equity	71,169,957	69,249,244

Total Liabilities and Shareholders’ Equity	$97,746,611	$94,917,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the three months ended:
	9/30/2005	9/30/2004
Net sales	$13,641,532	$15,011,496
Cost of sales (excluding amortization of intangible asset)	6,862,785	7,620,834

Gross profit	6,778,747	7,390,662

Research and development	1,141,101	1,348,217
Selling, general, & administrative	2,577,135	2,110,889
Amortization of intangible assets	446,166	1,690,084

Operating income	2,614,345	2,241,472

Other income (expense):

Interest expense	(108,003)	(61,053)
Interest income	148,049	14,878

	40,046	(46,175)

Income before income tax expense	2,654,391	2,195,297

Income tax expense	1,053,415	878,156

Net income	$1,600,976	$1,317,141

Basic earnings per share	$0.07	$0.05

Diluted earnings per share	$0.07	$0.05

Basic weighted average number of shares	24,110,790	24,082,401

Diluted weighted average number of shares	24,117,149	24,199,904

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Stock	Loss, net	Equity
Balance at June 30, 2005	24,111,140	$24,111	$70,157,431	$(512,535)	$(394,570)	$(25,193)	$69,249,244

Shares issued in connection with employee stock purchase plan	7,534	7	33,413				33,420

Amortization expense in connection with employee stock options			327,889				327,889

Unrealized net losses on investment securities, net of reclassification adjustments and income taxes						(41,572)	(41,572)

Net Income				1,600,976			1,600,976

Balance at September 30, 2005	24,118,674	$24,118	$70,518,733	$1,088,441	$(394,570)	$(66,765)	$71,169,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	9/30/2005	9/30/2004
OPERATING ACTIVITIES:
Net income	$1,600,976	$1,317,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	954,300	2,081,056
Deferred tax (benefit) expense	(27,715)	—
Stock compensation expense	327,889	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(3,934,972)	7,314,319
Inventories	(803,262)	(5,394,745)
Prepaid taxes	1,057,641	778,156
Prepaid expenses and other assets	100,730	267,982
Accounts payable	(240,314)	(3,094,961)
Accrued expenses	1,598,168	(1,039,744)

Net cash provided by operating activities	633,441	2,229,204

INVESTING ACTIVITIES:
Purchases of property, plant and equipment(including construction in progress)	(615,137)	(1,182,253)
Sales (purchases) of investment securities - available for sale	1,327,777	(2,669,440)
Purchase of note receivable	(2,000,000)	—

Net cash used in investing activities	(1,287,360)	(3,851,693)

FINANCING ACTIVITIES:
Repayments of debt	(564,016)	(470,968)
Proceeds from grant funding	—	500,000
Proceeds from debt, net of restricted cash released	—	1,602,610
Proceeds from issuance of stock	33,420	67,849

Net cash (used in)provided by financing activities	(530,596)	1,699,491

NET (DECREASE)/INCREASE IN CASH	(1,184,515)	77,002

CASH, BEGINNING OF PERIOD	4,165,601	8,966,954

CASH, END OF PERIOD	$2,981,086	$9,043,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$108,003	$61,053
Income taxes paid	$—	$100,000

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

Revenue Recognition — The Company recognizes revenue when its products are shipped.  At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.  Lannett’s methodology for estimating reserves has been consistent with previous periods.  It is based on historical experience, and re-evaluated on a quarterly basis.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2005 and 2004:

For the three months ended September 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000
Actual credits issued related to sales recorded in prior fiscal years	(5,277,200)	(712,000)	(164,000)	(20,500)	(6,173,700)
Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	5,147,100	1,500,200	12,100	413,300	7,072,700
Actual credits issued related to sales recorded in Fiscal 2006	(576,400)	(207,600)	—	—	(784,000)
Reserve balance as of September 30, 2005	$7,293,200	$1,609,400	$1,540,100	$422,300	$10,865,000

For the three months ended September 30, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000
Actual credits issued related to sales recorded in prior fiscal years	(3,236,300)	(1,936,500)	(408,400)	(87,000)	(5,668,200)
Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2005 related to sales recorded in fiscal 2005	4,828,900	2,609,400	284,000	300	7,722,600
Actual credits issued related to sales recorded in Fiscal 2005	(662,800)	(396,600)	—	—	(1,059,400)
Reserve balance as of September 30, 2004	$7,414,300	$2,140,500	$323,600	$1,600	$9,880,000

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

Segment Information — The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information.  The Company operates one business segment-generic pharmaceuticals; accordingly the Company has one reporting segment.  In accordance with FAS 131, the Company aggregates its financial information for all products and reports on one operating segment.  The Company’s products contain various active pharmaceutical ingredients aimed at treating a diverse range of medical indications.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2005 and 2004:

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

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards:

	Three Months Ended September 30,
	2005	2004
Net income - as reported	$1,600,976	$1,317,141
Deduct: total share-based compensation, determined under fair value based method	—	(448,028)
Add: tax benefit at effective rate	—	179,218
Net income — pro forma	$1,600,976	$1,048,331

Basic earnings per share - as reported	$0.07	$0.05
Basic earnings per share - pro forma	$0.07	$0.04
Diluted earnings per share - as reported	$0.07	$0.05
Diluted earnings per share - pro forma	$0.07	$0.04

A summary of award activity under the Plans as of September 30, 2005, and changes during the three months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life

Outstanding at July 1, 2005	857,108	$11.95
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2005	857,108	$11.95	$—	8.2
Outstanding at September 30, 2005 and not yet vested	415,584	$12.69	$—	8.4
Exercisable at September 30, 2005	428,671	$11.16	$—	7.8

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

Note 4.  Inventories

Inventories consist of the following:

	September 30,	June 30,
	2005	2005
	(unaudited)

Raw materials	$5,979,373	$5,091,883
Work-in-process	1,508,704	1,351,112
Finished goods	2,951,171	3,303,478
Packaging supplies	352,783	242,296
	$10,792,031	$9,988,769

The preceding amounts are net of inventory reserves of $4,950,000 and $5,300,000 at September 30, 2005 and June 30, 2005, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

		Sept. 30	June 30,
	Useful Lives	2005	2005

Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	9,871,945	9,339,706
Machinery and equipment	5 - 10 years	13,721,243	13,347,416
Furniture and fixtures	5 - 7 years	825,625	825,625
		$24,652,227	$23,746,161

Note 6.  Investment Securities - Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

	September 30, 2005 Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Other Investments	$500,000	$—	$—	$500,000
U.S. Government Agency	5,213,451	161	(88,826)	5,124,786
Mortgage-Backed Securities	354,068	—	(15,119)	338,949
Asset-Backed Securities	563,115	180	(7,671)	555,624
	$6,630,634	$341	$(111,616)	$6,519,359

	June 30, 2005 Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency	$6,582,022	$8,970	$(35,794)	$6,555,198
Mortgage-Backed Securities	363,429	—	(10,105)	353,324
Asset-Backed Securities	985,246	5,361	(10,421)	980,185
	$7,930,697	$14,331	$(56,320)	$7,888,708

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

Note 10.  Long-Term Debt

Long-term debt consists of the following:

	September 30,	June 30,
	2005	2005
	(unaudited)
Tax-exempt Bond Loan	$1,481,970	$1,645,720
Mortgage Loan	2,700,000	2,700,000
Equipment Loan	4,136,463	4,486,729
Construction Loan	649,999	699,999
	$8,968,432	$9,532,448
Less current portion	2,269,776	2,269,776
	$ 6,698,656	$7,262,672

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

Note 13.  Comprehensive Income

The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of September 30, 2005 and 2004:

	For the Three Months Ended
COMPREHENSIVE (LOSS) INCOME	9/30/2005	9/30/2004

Other Comprehensive Loss:
Unrealized Holding Loss on Securities	(69,287)	(2,036)
Add: Tax savings at effective rate	27,715	814

Total Unrealized Loss on Securities, Net	(41,572)	(1,222)

Total Other Comprehensive Loss	(41,572)	(1,222)
Net Income	1,600,976	1,317,141

Total Comprehensive Income	1,559,404	1,315,919

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

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Note 1  of Form 10-K for the fiscal year ended June 30, 2005 for additional disclosure and discussion of this impairment.

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

CONDITION AND RESULTS OF OPERATIONS

Introduction

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

In addition to historical information, this Form 10-Q/A contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q/A. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances which arise later. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual report on Form 10-K filed by the Company in Fiscal 2005, and any Current Reports on Form 8-K filed by the Company.

In addition to the risks and uncertainties posed generally by the generic drug industry, the Company faces the following risks and uncertainties:

•                  competition from other manufacturers of generic drugs;

•                  potential declines in revenues and profits from individual generic pharmaceutical products due to competitors’ introductions of their own generic equivalents;

•                  new products or treatments by other manufacturers that could render the Company’s products obsolete;

•                  the value of the Company’s common stock has fluctuated widely in the past, which could lead to investment losses for shareholders;

•                  intense regulation by government agencies may delay the Company’s efforts to commercialize new drug products; and

•                  dependence on third parties to supply raw materials and certain finished goods inventory - any failure to obtain a sufficient supply of raw materials from these suppliers could materially and adversely affect the Company’s business.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2005 and 2004:

For the three months ended September 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000
Actual credits issued related to sales recorded in prior fiscal years	(5,277,200)	(712,000)	(164,000)	(20,500)	(6,173,700)
Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	5,147,100	1,500,200	12,100	413,300	7,072,700
Actual credits issued related to sales recorded in Fiscal 2006	(576,400)	(207,600)	—	—	(784,000)
Reserve balance as of September 30, 2005	$7,293,200	$1,609,400	$1,540,100	$422,300	$10,865,000

For the three months ended September 30, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000
Actual credits issued related to sales recorded in prior fiscal years	(3,236,300)	(1,936,500)	(408,400)	(87,000)	(5,668,200)
Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2005 related to sales recorded in fiscal 2005	4,828,900	2,609,400	284,000	300	7,722,600
Actual credits issued related to sales recorded in Fiscal 2005	(662,800)	(396,600)	—	—	(1,059,400)
Reserve balance as of September 30, 2004	$7,414,300	$2,140,500	$323,600	$1,600	$9,880,000

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

Management performs other types of analysis to ensure reserves are reasonable.  This includes ratio analysis of: wholesaler versus direct (or retail) sales mix; revenue reserve to gross sales; comparison of net receivables to net sales; and comparison of gross receivables to gross sales.  Through these steps, management is able to ensure that all reserves are reasonably stated.

The chargeback reserve decreased to $7,293,200 at September 30, 2005 compared to the balance at September 30, 2004 due to an increased level of chargeback processing as the wholesale distributor market improved their sale through rate on Levothyroxine.  In many cases, the increasingly competitive generic pharmaceutical market has resulted in decreased prices to Lannett customers. The decrease in the rebate reserve to $1,609,400 at September 30, 2005 was directly related to the decrease in sales and failure of customers to achieve pre-established volumes and net sales milestones.  Credits issued against the June 30, 2005 accrued rebate balance amount to $712,800,

The Company ships its products to the warehouses of its wholesale and retail chain customers.  When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers.  The Company’s customer will continually reorder the product as its warehouse is depleted.  The Company generally has no minimum size orders for its customers.  Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory.  As such, the Company’s customers continually reorder the Company’s products.  It is common for the Company’s customers to order the same products on a monthly basis.  For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products.  This is important due to the fact that several generic competitors compete for the consumer demand for a given product.  Availability of inventory ensures that a manufacturer’s product is considered.  Otherwise, retail prescriptions would be filled with competitors’ products.  For this reason, the Company periodically offers incentives to its customers to purchase its products.  These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time.  Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time.  This period of time is generally up to three months.  The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment.  The Company’s products have from 18 months to 36 months of shelf-life at the time of manufacture.  The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity.  If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts.  The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

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

	Quarter ended	Quarter ended
	9/30/04	9/30/05
Net DSO (in days)	78	26
Gross DSO (in days)	68	64

The Gross DSO above shows the result of the same calculation without regard to rebates and chargebacks. It is generally higher than the Net DSO calculation. The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both types of DSO are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  The improvement in Net DSO is due primarily to quicker collections on customer receivables ahead of reserves being taken or applied by wholesalers.  The Gross DSO has improved slightly over the prior year

The Company’s payment terms are consistent with the generic industry at 60 days for payment from all customers, including wholesalers. Management expects the DSO calculation to approximate 60 days. Significant variances greater or less than 60 are reviewed and, if necessary, action is taken.  The Net DSO at 9/30/05 of 26 days is a result of customer payments being made early or before chargeback credits. This timing of payments results in the reduction of the accounts receivable balances prior to the corresponding reduction in chargeback and rebate reserve, resulting in a lower Net DSO.  The Gross DSO is close to 60 days, indicating that customers are paying on time.

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

Results of Operations — Three months ended September 30, 2005 compared with three months ended September 30, 2004

Net sales decreased 9% from $15,011,000 for the three months ended September 30, 2004 (“First Quarter Fiscal 2005”) to $13,642,000 for the three months ended September 30, 2005 (“First Quarter Fiscal 2006”). The decrease was primarily due to decreased sales of Levothyroxine Sodium and Unithroid by $1.5 million.  The thyroid medications decreased primarily due to a delay in the AB rating of Levothyroxine.  Sales of Primidone tablets decreased by approximately $1.1 million because the Company is no longer the primary manufacturer of the 50mg Primidone tablet.  Sales of Butalbital with Aspirin and Caffeine capsules and Butalbital with Aspirin and Caffeine with Codeine, however, stayed steady.  Digoxin tablet sales helped offset the decreases by increasing $350,000.  The decreases were offset by $1.3 million in sales by the remaining products, including new products launched in the quarter. Overall, new product sales contributed $1,462,000 to the sales in the current quarter.  Year over year decline in existing product sales were a result of volume declines of 23% and price increases of 3%.  Volume declines are a result of mature products seeing 20% to 25% declines over the previous year.  These mature products include Dicyclomine, Digoxin, and Primidone.

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

Cost of sales (excluding amortization of intangible asset) decreased 10% from $7,621,000 for the First Quarter Fiscal 2005 to $6,863,000 for the First Quarter Fiscal 2006. The decline in cost of sales is due to a decrease in direct variable costs such as raw materials and costs of finished goods as a result of lower sales levels.  Gross profit margins for the First Quarter Fiscal 2006 and the First Quarter Fiscal 2005 were 50% and 49%, respectively.  The increase in the gross profit percentage is due to improved product mix from the introduction of new drugs.  Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur.  These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses decreased 15% from $1,348,000 for the First Quarter Fiscal 2005 to $1,141,000 for the First Quarter Fiscal 2006.  The decrease is primarily due to a decrease in the number of generic bioequivalence tests which are commonly required for ANDA submissions.

Selling, general and administrative expenses increased 22% from $2,111,000 for the First Quarter Fiscal 2005 to $2,577,000 for the First Quarter Fiscal 2006.  The increase is primarily due to the adoption of SFAS 123(R) which contributed stock compensation expense of $328,000, and Sarbanes-Oxley- related accounting and consulting costs of approximately $288,000.

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

Liquidity and Capital Resources

Net cash provided by operating activities of $633,441 for the three months ended September 30, 2005 was attributable to net income of $1,600,976, as adjusted for the effects of non-cash items of $1,254,474 and decrease in operating assets and liabilities of $2,222,009.  Significant changes in operating assets and liabilities are comprised of:

1.               An increase in trade accounts receivable of $3,934,972 due to a $4,273,094 increase in First Quarter Fiscal 2006 sales.

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

4.               An increase in accrued expenses of $1,598,168 due in part by an increase in consulting fees related to Sarbanes Oxley Compliance as well expenses relating to the legal proceedings.  It is also attributable to a performance based bonus.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q/A is shown on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: September 12, 2007	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

Dated: September 12, 2007	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith