Form 10-Q/A
period 2005-12-31
LANNETT CO INC
filed 2007-09-12
CIK 57725

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes ☐	No ☒

As of January 23, 2006, there were 24,135,625 shares of the issuer’s common stock, $.001 par value, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends Lannett Company Inc.’s quarterly report on Form 10-Q for the quarter ended December 31, 2005, as initially filed with the Securities and Exchange Commission on February 8, 2006 (the “Form 10-Q”).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	12/31/2005	6/30/2005
ASSETS
Current Assets
Cash	$87,169	$4,165,601
Trade accounts receivable (net of allowance)	17,357,057	10,735,529
Inventories	10,890,571	9,988,769
Prepaid taxes	2,107,305	3,957,993
Deferred tax assets - current portion	3,123,953	3,123,953
Other current assets	1,871,173	1,966,270

Total current assets	35,437,228	33,938,115

Property, plant, & equipment	25,033,226	23,746,161
Less accumulated depreciation	(8,159,900)	(7,121,313)
	16,873,326	16,624,848

Construction in progress	3,471,432	2,079,650
Investments - available for sale	5,590,014	7,888,708
Note receivable	2,000,000	—
Intangible asset, net of accumulated amortization	14,723,502	15,615,835
Deferred tax asset - less current portion	18,593,364	18,610,159
Other assets	216,042	159,745

Total Assets	$96,904,908	$94,917,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,468,010	$1,208,148
Accrued expense	2,765,526	1,667,638
Unearned grant funds	500,000	500,000
Current portion of long term debt	1,037,087	2,269,776
Rebates and chargebacks	9,074,208	10,750,000

Total current liabilities	14,844,831	16,395,562

Long term debt, less current portion	7,234,179	7,262,672
Deferred tax liabilities	2,009,582	2,009,582

Total Liabilities	24,088,592	25,667,816

Shareholders’ Equity

Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,125,884 and 24,111,140, respectively	24,126	24,111
Additional paid-in capital	70,908,450	70,157,431
Retained earnings (deficit)	2,352,516	(512,535)
Accumulated other comprehensive loss, net	(74,206)	(25,193)
	73,210,886	69,643,814
Treasury stock at cost - 50,900 shares	394,570	394,570
Total shareholders’ equity	72,816,316	69,249,244

Total Liabilities and Shareholders’ Equity	$96,904,908	$94,917,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended:		Six months ended:
	(UNAUDITED)		(UNAUDITED)
	12/31/2005	12/31/2004	12/31/2005	12/31/2004

Net sales	$15,228,767	$12,918,521	$28,870,299	$27,930,017
Cost of sales (excluding amortization of intangible asset)	8,063,974	7,085,479	14,926,759	14,706,313

Gross profit	7,164,793	5,833,042	13,943,540	13,223,704

Research and development	2,420,977	1,000,437	3,562,077	2,348,654
Selling, general, & administrative	2,204,916	1,776,392	4,782,051	3,887,281
Amortization of intangible assets	446,167	1,690,084	892,333	3,380,168

Operating income	2,092,733	1,366,129	4,707,079	3,607,601

Other income (expense):

Interest expense	(85,441)	(87,630)	(193,444)	(148,683)
Interest income	99,300	33,899	247,349	48,777

	13,859	(53,731)	53,905	(99,906)

Income before income tax expense	2,106,592	1,312,398	4,760,984	3,507,695

Income tax expense	842,518	524,921	1,895,933	1,403,077

Net income	$1,264,074	$787,477	$2,865,051	$2,104,618

Basic earnings per share	$0.05	$0.03	$0.12	$0.09

Diluted earnings per share	$0.05	$0.03	$0.12	$0.09

Basic weighted average number of shares	24,125,884	24,093,609	24,122,181	24,088,038

Diluted weighted average number of shares	24,151,222	24,185,378	24,140,863	24,192,686

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

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	12/31/2005	12/31/2004

OPERATING ACTIVITIES:
Net income	$2,865,051	$2,104,618
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,930,920	4,214,504
Deferred tax expense	16,795	—
Stock compensation expense	685,983	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(8,297,320)	8,676,423
Inventories	(901,802)	(3,272,743)
Prepaid taxes	1,850,688	203,078
Prepaid expenses and other assets	38,800	(129,764)
Accounts payable	259,862	(4,778,937)
Accrued expenses	1,097,888	(2,698,043)

Net cash (used in)provided by operating activities	(453,135)	4,319,136

INVESTING ACTIVITIES:
Purchases of property, plant and equipment(including construction in progress)	(2,678,847)	(2,037,335)
Sales(purchases) of investment securities - available for sale	2,249,681	(2,886,575)
Purchase of note receivable	(2,000,000)	—

Net cash used in investing activities	(2,429,166)	(4,923,910)

FINANCING ACTIVITIES:
Repayments of debt	(7,011,182)	(1,034,985)
Proceeds from grant funding	—	500,000
Proceeds from debt, net of restricted cash released	5,750,000	1,602,610
Proceeds from issuance of stock	65,051	158,426

Net cash (used in)provided by financing activities	(1,196,131)	1,226,051

NET (DECREASE)/INCREASE IN CASH	(4,078,432)	621,277

CASH, BEGINNING OF PERIOD	4,165,601	8,966,954

CASH, END OF PERIOD	$87,169	$9,588,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$193,444	$148,683

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2005 and 2004:

For the six months ended December 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual credits issued related to sales recorded in prior fiscal years	(7,100,000)	(950,000)	(1,100,000)	(29,500)	(9,179,500)

Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—

Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	10,756,058	2,697,566	252,950	470,300	14,176,874

Actual credits issued related to sales recorded in Fiscal 2006	(3,674,309)	(2,487,104)	(129,410)	(382,343)	(6,673,166)

Reserve Balance as of December 31, 2005	$7,981,449	$289,262	$715,540	$87,957	$9,074,208

For the six months ended December 31, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual credits issued related to sales recorded in prior fiscal years	(4,478,700)	(1,936,500)	(408,400)	(87,000)	(6,910,600)

Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	—	—	—	—	—

Reserves charged to net sales during fiscal 2005 related to sales recorded in fiscal 2005	9,808,000	5,642,700	737,900	472,800	16,661,400

Actual credits issued related to sales recorded in Fiscal 2005	(4,128,600)	(3,100,200)	(467,500)	(274,500)	(7,970,800)

Reserve Balance as of December 31, 2004	$7,685,200	$2,470,200	$310,000	$199,600	$10,665,000

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

Risk-free interest rate	2.92% - 4.5%
Expected volatility	55.36%
Expected dividend yield	0.0%
Expected life (in years)	5.00
Forfeiture rate	3.0%
Weighted average fair value at date of grant	$ 2.36 - $9.54

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

Note 4. Inventories

Inventories consist of the following:

	December 31,	June 30,
	2005	2005
	(unaudited)

Raw materials	$5,201,001	$5,091,883
Work-in-process	1,551,236	1,351,112
Finished goods	3,773,164	3,303,478
Packaging supplies	365,170	242,296
	$10,890,571	$9,988,769

The preceding amounts are net of inventory reserves of $4,380,000 and $5,300,000 at December, 2005 and June 30, 2005, respectively.

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		Dec. 31	June 30,
	Useful Lives	2005	2005
		(unaudited)

Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	9,981,309	9,339,706
Machinery and equipment	5 - 10 years	13,992,878	13,347,416
Furniture and fixtures	5 - 7 years	825,625	825,625
		$25,033,226	$23,746,161

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

On December 13, 2005 the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC).  With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan.  These loans were with Wachovia Bank.  $4,500,000 was financed through the Immigrant Investor Program (PIDC Regional Center, LP III).  The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006.  The remaining $1,250,000 is financed through the Pennsylvania Industrial Development Authority (PIDA Loan).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarters percent per annum.  As of December 31, 2005, none of the PIDC Loan is currently due and $61,571 is currently due on the PIDA Loan.

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

Note 11.  Income Taxes

The provision for federal, state and local income taxes for the three month period ended December 31, 2005 and 2004 was $843,000 and $525,000, respectively, with effective tax rates of 40.0% and 40.0%, respectively.  The provision for federal, state, and local income taxes for the six month period ended December 31, 2005 and 2004 was $1,896,000 and $1,403,000, respectively, with effective tax rates of 39.8% and 40.0% respectively.

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

•                  intense regulation by government agencies may delay the Company’s efforts to commercialize new drug products; and

•                  dependence on third parties to supply raw materials and certain finished goods inventory—any failure to obtain a sufficient supply of raw materials from these suppliers could materially and adversely affect the Company’s business.

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

Stock Options—We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (123(R)) effective July 1, 2005.  We applied the standard using the modified prospective-transition method with no restatement of prior periods.  Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123.  No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

Revenue Recognition—The Company recognizes revenue when its products are shipped.  At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical payment experience, estimated customer inventory levels, and contract terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits.

Chargebacks—The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  Lannett enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices.  Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler.  This credit is called a chargeback.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers, and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase.  However, the size of the increase depends on the product mix.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks may differ from estimated reserves.

Rebates—Rebates are offered to the Company’s key customers to promote customer loyalty and encourage greater product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, these rebate programs are tailored to the customers’ individual programs.  Hence, the reserve will depend on the mix of customers that comprise such rebate programs.

Returns—Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms.  While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns.  The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves.  Generally, the reserve for returns increases as net sales increase.  The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.

Other Adjustments—Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2005 and 2004:

For the six months ended December 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000
Actual credits issued related to sales recorded in prior fiscal years	(7,383,000)	(1,300,600)	(1,204,600)	(27,200)	(9,915,400)
Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	12,273,700	1,427,400	463,100	362,600	14,526,800
Actual credits issued related to sales recorded in Fiscal 2006	(4,909,000)	(866,300)	(235,000)	(276,900)	(6,287,200)
Reserve Balance as of December 31, 2005	$7,981,400	$289,300	$715,500	$88,000	$9,074,200

For the six months ended December 31, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000
Actual credits issued related to sales recorded in prior fiscal years	(4,478,700)	(1,936,500)	(408,400)	(87,000)	(6,910,600)
Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2005 related to sales recorded in fiscal 2005	9,808,000	5,642,700	737,900	472,800	16,661,400
Actual credits issued related to sales recorded in Fiscal 2005	(4,128,600)	(3,100,200)	(467,500)	(274,500)	(7,970,800)
Reserve Balance as of December 31, 2004	$7,685,200	$2,470,200	$310,000	$199,600	$10,665,000

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

The chargeback reserve increase to $7,981,000 at December 31, 2005 compared to the balance at December 31, 2004, is due to an increased level of chargebacks, as a percentage of sales, required by the wholesale distributor market.  In many cases, the increasingly competitive generic pharmaceutical market has resulted in decreased prices to Lannett customers.  This competitive environment resulted in increased chargeback reserves at the same time sales decreased.  The decrease in the rebate reserve to $289,000 at December 31, 2005 was directly related to the decrease in sales and failure of customers to achieve pre-established volumes and net sales milestones.

Credits issued against the June 30, 2005 accrued rebate balance amount to $1,300,600, a result of underestimating the rebates due on certain sales.  The company has taken additional reserves in fiscal year 2006 to accommodate these rebates, and has taken steps to ensure that rebate reserves are adequately recorded going forward.

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

Accounts Receivable—The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the both Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

The Company also regularly monitors customer Accounts Receivable (AR) balances through a tool known as Days Sales Outstanding (“DSO”). This calculation for Net DSO begins with the Gross AR less the Rebates and Chargeback reserve. This net amount is then divided by the average daily net sales for the period. The table below shows the results of these calculations for the relevant periods.

	Quarter ended	Quarter ended
	12/31/04	12/31/05
Net DSO (in days)	80	49
Gross DSO (in days)	71	68

The Gross DSO above shows the result of the same calculation without regard to rebates and chargebacks. It is generally higher than the Net DSO calculation. The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both types of DSO are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  The improvement in Net DSO at 12/31/05 is due primarily to quicker collections on customer receivables ahead of reserves being taken or applied by wholesalers.  The Gross DSO has improved slightly over the prior year.

The Company’s payment terms are consistent with the generic industry at 60 days for payment from all customers, including wholesalers. Management expects the DSO calculation to approximate 60 days. Significant variances greater or less than 60 are reviewed and, if necessary, action is taken.

Inventories—The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements.  The

Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company’s inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

An increase in inventories of $901,802 is due to the build up of new products in preparation for their launch in January—SMZ-TMP, Oxycodone, and Morphine Sulfate.  As our product offerings increase, higher inventory levels are expected, both in dollars and quantities.  This investment in inventory is vital to Lannett’s strategy of maintaining our reputation of always in-stock.  Separately, sales of Levothyroxine Sodium tablets have exceeded the expectations, resulting in a reduction in our inventory reserve in the second quarter of Fiscal 2006.  In the quarter, approximately $400,000 of previously reserved inventory had been sold to customers, and the related reserve reduced by that amount.

Results of Operations—Three months ended December 31, 2005 compared with three months ended December 31, 2004

Net sales increased 18% from $12,919,000 for the three months ended December 31, 2004 (“Second Quarter Fiscal 2005”) to $15,229,000 for the three months ended December 31, 2005 (“Second Quarter Fiscal 2006”). The increase was primarily due to new product sales of $2.4 million.  Fluctuations in the amount of sales through the wholesaler channel will have an impact on the amount of reserve being charged.  Due to the fact that wholesale sales result in greater chargebacks, an increase in wholesale sales will result in a higher level of chargebacks.  For the first and second quarters of Fiscal 2006, reserves recorded against sales amounted to $7.5 million and $7.9 million.  Wholesaler sales were $9.3 million and $9.9 million, respectively.  The increase in the dollar value of the reserve corresponds to the increase in wholesale sales.  As new products are introduced, greater incentives often accompany the introduction.  New product net sales in the second quarter of Fiscal 2006 amounted to $1.8 million, net of $1.0 million in reserves.

Cost of sales (excluding amortization of intangible asset) increased 14% from $7,085,000 for the Second Quarter Fiscal 2005 to $8,064,000 for the Second Quarter Fiscal 2006. The increase in cost of sales is due to an increase in direct variable costs such as raw materials and costs of finished goods as a result of higher sales levels.  Gross profit margins for the Second Quarter Fiscal 2006 and the Second Quarter Fiscal 2005 were 47% and 45%, respectively.  The increase in the gross profit percentage is due to improved product mix from the introduction of new drugs.  Also a portion of the increase in profit margin resulted from the benefit of unexpected sales of short-dated product previously written off. Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur.  These changes may affect the gross profit percentage in future periods.

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

Amortization expense for the intangible asset for the three months ended December 31, 2005 and 2004 was approximately $446,000 and $1,690,000, respectively.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.

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

Results of Operations—Six months ended December 31, 2005 compared with six months ended December 31 2004

Net sales increased 3% from $27,930,000 for the six months ended December 31, 2004 to $28,870,000 for the six months ended December 31, 2005. The increase was primarily due to new products introduced in the second quarter in combination with better sales across a wider mix of drugs. Overall, new product sales contributed $3,444,000 to the sales in the current year.  Year over year decline in existing product sales were a result unit volume declines of 11% and price increases of 3%.  Volume declines are a result of mature products seeing 20% to 25% declines over the previous year.  These mature products include Dicyclomine, Digoxin, and Primidone.

Fluctuations in the amount of sales through the wholesaler channel will have an impact on the amount of reserve being charged.  Due to the fact that wholesale sales result in greater chargebacks, an increase in wholesale sales will result in a higher level of chargebacks.  For the first and second quarters of Fiscal 2006, reserves recorded against sales amounted to $7.5 million and $7.9 million.  Wholesaler sales were $9.3 million and $9.9 million, respectively.  The increase in the dollar value of the reserve corresponds to the increase in wholesale sales.

Cost of sales, (excluding amortization of intangible asset), increased 2% from $14,706,000 for the six months ended December 31, 2004 to $14,927,000 for the six months ended December 31, 2005.  The increase is attributable to increases in quality control, shipping charges, and costs of production totaling $957,000.  Gross profit margins for the six months ended December 31, 2004 and the six months ended December 31, 2005 were 47% and 48%, respectively.  The increase in the gross profit percentage is due to improved product mix from the introduction of new drugs and a better sales mix of our customers.  Also a portion of the increase in profit margin resulted from the benefit of unexpected sales of short-dated product previously written off. Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur.  These changes may affect the gross profit percentage in future periods.

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

Amortization expense for the intangible asset for the six months ended December 31, 2005 and 2004 was approximately $892,000 and $3,380,000, respectively.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.

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

The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both types of DSO are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  Standard payment terms offered to customers are consistent with industry practice at 60 days,

For the first and second quarters of Fiscal 2006, this Gross DSO amounted to 64 days and 68 days, respectively.   The increase is due to delayed processing of credits from wholesale customers.   Some delays were the result of customers failing to report all credits, while some were the responsibility of the Company to act upon.

The Net DSO Calculation provides us with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  It eliminates the effect of timing of processing, which is inherent in the Gross DSO calculation.  A Net calculation greater than 60 days may indicate under-reserved sales, while an amount less than 60 days may indicate over-reserved sales, among other causes.  This figure is expected to approximate 60 days.  For the first and second quarters of Fiscal 2006, this Net DSO amounted to 26 days and 49 days, respectively.  The fact that the amount is less than 60 days is primarily the result of wholesalers’ sell-through of our products being extended past the expected 6 to 8 week timeframe.  As of June 30, 2005, several wholesale customers actually had zero or close to zero A/R balances.  At the same time, they maintained inventory of Lannett products, for which accrued reserve balances were necessary.  The credits were issued to these customers once they were able to finalize their transactions, and claim the actual chargeback credits owed to them. The increase in Net DSO days each quarter has been determined to be the result of improvement in the wholesalers’ sell-through rates throughout the year, resulting in a fiscal year end calculation of near 60 days.

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

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of December 31, 2005 for the subsequent twelve month periods:

Twelve Month Periods	Amounts Payable to Institutions
2006	$1,037,087
2007	1,054,588
2008	393,336
2009	316,330
2010	4,576,929
Thereafter	892,996
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

A majority of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs). The products under development are at various stages in the development cycle-formulation, scale-up, and/or clinical testing. Depending on the complexity of the active ingredient’s chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies.  It can range from $100,000 to $1 million. Some of Lannett’s developmental products will require bioequivalence studies, while others will not—depending on the FDA’s Orange Book classification. Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

In addition to the efforts of its internal product development group, Lannett has contracted with an outside firm for the formulation and development of several new generic drug products. These outsourced R&D products are at various stages in the development cycle-formulation, analytical method development and testing and manufacturing scale-up. These products are orally-administered solid dosage products intended to treat a diverse range of medical indications. It is the Company’s intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company’s own commercial manufacturing sites. The Company initiated these outsourced R&D efforts to compliment the progress of its own internal R&D efforts.

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