Form 10-Q/A
period 2006-03-31
LANNETT CO INC
filed 2007-09-12
CIK 57725

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

Large accelerated filer ☐	Accelerated file ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes ☐	No ☒

As of April 28, 2006, there were 24,141,325 shares of the issuer’s common stock, $.001 par value, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends Lannett Company Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, as initially filed with the Securities and Exchange Commission on May 10, 2006 (the “Form 10-Q”).

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

INDEX

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	3/31/2006	6/30/2005
ASSETS
Current Assets
Cash	$1,729,926	$4,165,601
Trade accounts receivable (net of allowance of 70,000 and 70,000, respectively)	23,664,023	10,735,529
Inventories	11,699,262	9,988,769
Prepaid taxes	1,201,432	3,957,993
Deferred tax assets—current portion	3,182,281	3,123,953
Other current assets	2,106,974	1,966,270

Total current assets	43,583,898	33,938,115

Property, plant, & equipment	27,382,105	23,746,161
Less accumulated depreciation	(8,701,345)	(7,121,313)
	18,680,760	16,624,848

Construction in progress	2,477,558	2,079,650
Investments—available for sale	5,584,657	7,888,708
Note receivable	2,000,000	—
Intangible asset, net of accumulated amortization	14,277,335	15,615,835
Deferred tax asset—less current portion	18,593,364	18,610,159
Other assets	207,127	159,745

Total Assets	$105,404,699	$94,917,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,313,609	$1,208,148
Accrued expense	3,867,139	1,667,638
Unearned grant funds	500,000	500,000
Current portion of long term debt	1,130,706	2,269,776
Rebates and chargebacks payable	14,698,211	10,750,000

Total current liabilities	21,509,665	16,395,562

Long term debt, less current portion	7,385,431	7,262,672
Deferred tax liabilities	2,009,582	2,009,582

Total Liabilities	30,904,678	25,667,816

Commitments and Contingencies

Shareholders’ Equity

Common stock—authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,136,625 and 24,111,140, respectively	24,137	24,111
Additional paid-in capital	71,344,203	70,157,431
Retained earnings (deficit)	3,610,744	(512,535)
Accumulated other comprehensive loss, net	(84,493)	(25,193)
	74,894,591	69,643,814
Treasury stock at cost—50,900 shares	(394,570)	(394,570)
Total shareholders’ equity	74,500,021	69,249,244

Total Liabilities and Shareholders’ Equity	$105,404,699	$94,917,060

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended:		Nine months ended:
	(UNAUDITED)		(UNAUDITED)
	3/31/2006	3/31/2005	3/31/2006	3/31/2005

Net sales	$15,737,180	$7,603,189	$44,607,481	$35,533,206
Cost of sales (excluding amortization of intangible assets)	9,404,156	4,266,839	24,330,916	18,973,152

Gross profit	6,333,024	3,336,350	20,276,565	16,560,054

Research and development	1,252,108	1,172,853	4,814,186	3,521,507
Selling, general, & administrative	2,554,595	2,930,801	7,332,135	6,817,487
Amortization of intangible assets	446,166	1,690,083	1,338,499	5,070,251
Impairment loss on intangible assets	—	46,093,236	—	46,093,236

Operating income (loss)	2,080,155	(48,550,623)	6,791,745	(44,942,427)

Other income (expense):

Realized loss on sale of investments	(10,800)	(871)	(2,818)	(1,466)
Interest expense	(54,646)	(96,373)	(246,853)	(245,056)
Interest income	96,352	50,584	333,540	99,361

	30,906	(46,660)	83,869	(147,161)

Income (loss) before income taxes	2,111,061	(48,597,283)	6,875,614	(45,089,588)

Income taxes	856,402	(19,438,913)	2,752,335	(18,035,836)

Net income (loss)	$1,254,659	$(29,158,370)	$4,123,279	$(27,053,752)

Basic earnings (loss) per share	$0.05	$(1.21)	$0.17	$(1.12)

Diluted earnings (loss) per share	$0.05	$(1.21)	$0.17	$(1.12)

Basic weighted average number of shares	24,135,723	24,103,256	24,126,588	24,092,958

Diluted weighted average number of shares	24,201,162	24,103,256	24,174,198	24,092,958

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

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	3/31/2006	3/31/2005

OPERATING ACTIVITIES:
Net income (loss)	$4,123,279	$(27,053,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,918,531	6,377,820
Impairment loss on intangible asset	—	46,093,236
Stock compensation expense	1,072,071	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(8,980,283)	16,767,510
Inventories	(1,710,493)	(5,110,706)
Prepaid taxes	2,756,561	(1,298,542)
Prepaid expenses and other assets	(229,619)	(18,605,932)
Accounts payable	105,461	(4,938,378)
Accrued expenses	2,199,501	(1,824,429)

Net cash provided by operating activities	2,255,009	10,406,827

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(4,033,852)	(2,878,657)
Sales (purchases) of investment securities—available for sale	2,244,751	(5,987,228)
Purchase of note receivable	(2,000,000)	—

Net cash used in investing activities	(3,789,101)	(8,865,885)

FINANCING ACTIVITIES:
Repayments of debt	(7,266,310)	(1,599,000)
Proceeds from grant funding	—	500,000
Proceeds from debt, net of restricted cash released	6,250,000	1,602,608
Purchase of treasury stock	—	(394,570)
Proceeds from issuance of stock	114,727	169,929

Net cash (used in) provided by financing activities	(901,583)	278,967

NET (DECREASE)/INCREASE IN CASH	(2,435,675)	1,819,909

CASH, BEGINNING OF PERIOD	4,165,601	8,966,954

CASH, END OF PERIOD	$1,729,926	$10,786,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Interest paid	$231,853	$245,055
Income taxes paid	$—	$1,700,000

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2006 and 2005:

For the nine months ended March 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual credits issued related to sales recorded in prior fiscal years	(7,720,000)	(1,450,900)	(1,264,800)	(27,200)	(10,462,900)

Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—

Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	21,207,000	4,085,800	297,300	912,700	26,502,800

Actual credits issued related to sales recorded in Fiscal 2006	(8,612,100)	(2,313,400)	(273,400)	(892,800)	(12,091,700)

Reserve balance as of March 31, 2006	$12,874,600	$1,350,300	$451,100	$22,200	$14,698,200

For the nine months ended March 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual credits issued related to sales recorded in prior fiscal years	(4,966,500)	(1,936,500)	(408,400)	(87,000)	(7,398,400)

Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	—	—	—	—	—

Reserves charged to net sales during fiscal 2005 related to sales recorded in fiscal 2005	14,559,400	6,696,800	971,900	472,800	22,700,900

Actual credits issued related to sales recorded in Fiscal 2005	(8,494,900)	(4,455,300)	(736,500)	(425,800)	(14,112,500)

Reserve balance as of March 31, 2005	$7,582,500	$2,169,200	$275,000	$48,300	$10,075,000

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

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards:

	Nine months ended March 31,
	2006	2005
Net income (loss) - as reported	$4,123,279	$(27,053,752)
Deduct: total share-based compensation, determined under fair value based method	—	(2,407,795)
Add: tax benefit at effective rate	—	963,118
Net income (loss) — pro forma	$4,123,279	$(28,498,429)

Basic earnings (loss) per share - as reported	$0.17	$(1.12)
Basic earnings (loss) per share - pro forma	$0.17	$(1.18)
Diluted earnings (loss) per share - as reported	$0.17	$(1.12)
Diluted earnings (loss) per share - pro forma	$0.17	$(1.18)

A summary of award activity under the Plans as of March 31, 2006, and changes during the nine months then ended, is presented below:

		Weighted		Weighted-
		Average	Aggregate	Average
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life

Outstanding at July 1, 2005	857,108	$13.72
Granted	108,500	6.07
Exercised	1,000	4.63
Forfeited or expired	—	—
Outstanding at March 31, 2006	964,608	$11.25	$—	7.6
Outstanding at March 31, 2006 and not yet vested	388,721	$11.40	$—	8.0
Exercisable at March 31, 2006	575,887	$11.14	$—	7.4

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

Note 4.  Inventories

Inventories consist of the following:

	March 31,	June 30,
	2006	2005
	(unaudited)

Raw materials	$4,879,880	$5,091,883
Work-in-process	1,871,207	1,351,112
Finished goods	4,536,306	3,303,478
Packaging supplies	411,869	242,296
	$11,699,262	$9,988,769

The preceding amounts are net of inventory reserves of $4,125,000 and $5,300,000 at March 31, 2006 and June 30, 2005, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

		Mar. 31	June 30,
	Useful Lives	2006	2005
		(unaudited)

Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	10,366,435	9,339,706
Machinery and equipment	5 - 10 years	15,955,553	13,347,416
Furniture and fixtures	5 - 7 years	826,703	825,625
		$27,382,105	$23,746,161

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

Note 11.  Income Taxes

The provision (credit) for federal, state and local income taxes for the three month period ended March 31, 2006 and 2005 was $856,402 and $(19,438,913), respectively, with effective tax rates of 40.6% and 40.0%, respectively.  The provision (credit) for federal, state, and local income taxes for the nine month period ended March 31, 2006 and 2005 was $2,752,335 and $(18,035,836), respectively, with effective tax rates of 40.0% and 40.0% respectively.

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

Note 13.  Comprehensive Income (Loss)

The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of March 31, 2006 and 2005:

	For the three months ended		For the nine months ended
COMPREHENSIVE INCOME (LOSS)	3/31/2006	3/31/2005	3/31/2006	3/31/2005

Other Comprehensive Loss:
Unrealized holding loss on securities	$(19,244)	$(66,421)	$(100,833)	$(71,918)
Add: Tax savings at effective rate	7,698	26,568	41,533	28,767
Total unrealized loss on securities, net	(11,546)	(39,853)	(59,300)	(43,151)

Total other comprehensive loss	(11,546)	(39,853)	(59,300)	(43,151)
Net income (loss)	1,254,659	(29,158,370)	4,123,279	(27,053,752)

Total comprehensive income (loss)	$1,243,113	$(29,198,223)	$4,063,979	$(27,096,903)

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

The following table identifies the purchase commitments with JSP:

Commitments with JSP
Less than 1 year	$17,000,000
1-3 years	37,000,000
3-5 years	41,000,000
More than 5 years	69,000,000

Total	$164,000,000

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2006 and 2005:

For the nine months ended March 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000
Actual credits issued related to sales recorded in prior fiscal years	(7,720,000)	(1,450,900)	(1,264,800)	(27,200)	(10,462,900)
Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2006 related to sales recorded in fiscal 2006	21,207,000	4,085,800	297,300	912,700	26,502,800
Actual credits issued related to sales recorded in Fiscal 2006	(8,612,100)	(2,313,400)	(273,400)	(892,800)	(12,091,700)
Reserve balance as of March 31, 2006	$12,874,600	$1,350,300	$451,100	$22,200	$14,698,200

For the nine months ended March 31, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000
Actual credits issued related to sales recorded in prior fiscal years	(4,966,500)	(1,936,500)	(408,400)	(87,000)	(7,398,400)
Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during fiscal 2005 related to sales recorded in fiscal 2005	14,559,400	6,696,800	971,900	472,800	22,700,900
Actual credits issued related to sales recorded in Fiscal 2005	(8,494,900)	(4,455,300)	(736,500)	(425,800)	(14,112,500)
Reserve balance as of March 31, 2005	$7,582,500	$2,169,200	$275,000	$48,300	$10,075,000

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

The chargeback reserve increased to $12,874,600 at March 31, 2006 compared to the nine months ended March 31, 2004, due to an increased level of chargebacks, as a percentage of sales, required by the wholesale distributor market.  In many cases, the increasingly competitive generic pharmaceutical market has resulted in decreased prices to Lannett customers.  This competitive environment resulted in increased chargeback reserves.  Fluctuations in the amount of sales through the wholesaler channel will have an impact on the amount of reserve being charged.  Due to the fact that wholesale sales result in greater chargebacks, an increase in wholesale sales will result in a higher level of chargebacks.  For the first, second and third quarters of Fiscal 2006, reserves recorded against sales amounted to $7.5 million, $7.9 million and $12.5 million, respectively.  Wholesaler sales were $9.3 million, $9.9 million and $16.7 million, respectively.  The increase in the dollar value of the reserves corresponds to the increase in wholesale sales.  The increase in the rebate reserve to $1,350,300 at March 31, 2006 from $1,028,800 at June 30, 2005 is related to the increase in sales for the quarter then ended.

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

	Quarter ended	Quarter ended
	3/31/05	3/31/06
Net DSO (in days)	-10	52
Gross DSO (in days)	56	76

The Gross DSO above shows the result of the same calculation without regard to rebates and chargebacks. It is generally higher than the Net DSO calculation.  The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both types of DSO are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  The negative Net DSO as of March 31, 2005 is a result of quick payments by some wholesale customers, prior to their claiming any chargebacks and rebates.  Thus, by the nature of this calculation, net balance of accounts receivable and the reserve for the chargebacks and rebates was a negative number, resulting in a negative DSO calculation.

The Company’s payment terms are consistent with the generic industry at 60 days for payment from all customers, including wholesalers. Management expects the DSO calculation to approximate 60 days. Significant variances greater or less than 60 are reviewed and, if necessary, action is taken.  As can be seen in the above table, the Days’ Sales calculation amounts to less than zero at March 31, 2005.  This is a result of a few significant wholesaler customers with balances near zero or with credit balances.  When an active customer has a zero balance, it is due to the inability of the customer to resell Lannett’s products within 60 days. At that point, the wholesaler is required to remit to Lannett the full balance due.  Subsequent chargebacks will cause the net AR balance to decline even further, until the wholesaler sells the product and requests actual chargebacks.  At March 31, 2005, the product Levothyroxine Sodium tablets were selling at a slower pace than anticipated by the Company’s wholesale customers due to a delay in the AB rating.  The Company believes this was a one-time event and does not expect a similar situation in the future.  A number of wholesaler customers had paid the full balances due, and had not sold the product to end-user customers, and thus did not yet claim any chargebacks until after June 30, 2005.  At March 31, 2006, Days’ Sales calculation has returned to a number that indicates payments by wholesalers and other customers are more closely matching the sales less chargebacks for the period.  Currently, no customer has a credit balance.  This is due to improved sales of Levothyroxine Sodium tablets by the wholesalers for the fiscal year 2006.

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

Results of Operations — Three months ended March 31, 2006 compared with three months ended March 31, 2005

Net sales increased 107% from $7,603,000 for the three months ended March 31, 2005 (“Third Quarter Fiscal 2005”) to $15,737,000 for the three months ended March 31, 2006 (“Third Quarter Fiscal 2006”). The primary result was due to decreased price pressure from a year ago and new product sales of $3,100,000.  Year over year increase in existing product sales were a result of volume increases of 42% and price increases of 24%.  As new products are introduced, greater incentives often accompany the introduction.  New product net sales of $3.1 million in the third quarter of Fiscal 2006 are net of reserves of $2.8 million.  This is a significant increase over the second quarter new product net sales of $1.8 million, net of $1.0 million in reserves for the second quarter.

The table below identifies the Company’s approximate net sales to each category for the three months ended March 31, 2006 and 2005:

	For the three months ended
Customer Category	3/31/2006	3/31/2005

Wholesaler/Distributor	$12,256,000	$4,141,000
Retail Chain	1,521,000	1,712,000
Mail-Order Pharmacy	1,589,000	1,000,000
Private Label	371,000	750,000

Total	$15,737,000	$7,603,000

Cost of sales (excluding amortization of intangible asset) increased 120% from $4,267,000 for the Third Quarter Fiscal 2005 to $9,404,000 for the Third Quarter Fiscal 2006. The increase in cost of sales is due to an increase in direct variable costs such as raw materials and costs of finished goods as a result of increased volume.  Gross profit margins for the Third Quarter Fiscal 2006 and the Third Quarter Fiscal 2005 were 40% and 44%, respectively.  Cost of Sales and gross margin discussed here excludes amortization of intangible assets.  The Company anticipates gross profit margins to remain stable for the foreseeable future.

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

The Company’s income tax benefit decreased from $19,439,000 in the Third Quarter Fiscal 2005 to a tax expense of $856,000 in the Third Quarter Fiscal 2006 as a result of the Company’s increased operating income.  The effective tax rate was 40.0% in the Third Quarter of Fiscal 2005, compared to 40.6% in the Third Quarter of Fiscal 2006.

The Company reported a net loss of $29,158,000 in the Third Quarter Fiscal 2005, or $1.21 basic and diluted loss per share, compared to net income of $1,255,000 in the Third Quarter Fiscal 2006, or $0.05 basic and diluted income per share.

Results of Operations — Nine months ended March 31, 2006 compared with nine months ended March 31, 2005

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

Cost of sales (excluding amortization of intangible asset) increased 28% from $18,973,000 for the nine months ended March 31, 2005 to $24,331,000 for the nine months ended March 31, 2006.  The increase is attributable to increases in sales volume.  Gross profit margins for the nine months ended March 31, 2005 and the nine months ended March 31, 2006 were 47% and 45%, respectively.  Cost of Sales and gross margin discussed here excludes amortization of intangible assets.  The Company anticipates gross profit margins to remain stable for the foreseeable future.

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

The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both types of DSO are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  Standard payment terms offered to customers are consistent with industry practice at 60 days,

For the first, second and third quarters of Fiscal 2006, this Gross DSO amounted to 64 days, 68 days and 76 days, respectively.   The increase is due to delayed processing of credits from wholesale customers.   Some delays were the result of customers failing to report all credits, while some were the responsibility of the Company to act upon.  As of the date of this filing, all customer processing issues have been reconciled, and the Company anticipates that Gross DSO will be in the 60 to 70 day range in future reports, as the payment terms for most customers are 60 days.

The Net DSO Calculation provides us with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  It eliminates the effect of timing of processing, which is inherent in the Gross DSO calculation.  A Net calculation greater than 60 days may indicate under-reserved sales, while an amount less than 60 days may indicate over-reserved sales, among other

causes.  This figure is expected to approximate 60 days.   For the first, second and third quarters of Fiscal 2006, this Net DSO amounted to 26 days, 49 days and 52 days, respectively.  The fact that the amount is less than 60 days is primarily the result of wholesalers’ sell-through of our products being extended past the expected 6 to 8 week timeframe.  As of June 30, 2005, several wholesale customers actually had zero or close to zero A/R balances.  At the same time, they maintained inventory of Lannett products, for which accrued reserve balances were necessary.  The credits were issued to these customers once they were able to finalize their transactions, and claim the actual chargeback credits owed to them. The increase in Net DSO days each quarter has been determined to be the result of improvement in the wholesalers’ sell-through rates throughout the year, resulting in a fiscal year end calculation of near 60 days.

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

The net cash used in financing activities of $901,583 for the nine months ended March 31, 2006 was attributed to the Company’s refinancing efforts to gain more favorable interest rates as well as move more debt to long term.

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

LANNETT COMPANY, INC.

Dated: September 12, 2007	By:	/s/ Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

Dated: September 12, 2007	By:	/s/Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith