Form 10-K/A
period 2006-06-30
LANNETT CO INC
filed 2007-09-12
CIK 57725

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

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

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

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends Lannett Company Inc.’s annual report on Form 10-K for the fiscal year ended June 30, 2006, as initially filed with the Securities and Exchange Commission on September 13, 2006 (the “Form 10-K”).

The Company has expanded and enhanced the disclosure in the text and tables located in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (“MD&A”) relating to chargebacks, rebates and returns.  Similarly, tables in the Notes to the Financial Statements have also been expanded to reflect enhanced disclosure.

The Company has added disclosure of its methods of tracking Days Sales Outstanding (“DSO”) in the section titled Liquidity and Capital Resources within the MD&A.  This has been included to provide enhanced disclosure relating to the Company’s ability to manage receivables.

Additional disclosure has also been made in the section titled Results of Operations within the MD&A. This has been undertaken to provide enhanced disclosure relating to the changes in sales year over year.

The filing of this Amendment shall not be deemed an admission that the original Form 10-K, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements in “Item 1A – Risk Factors”, “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other statements located elsewhere in this Annual Report.  Any statements made in this Annual Report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to them at this time.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements.  We believe the risks and uncertainties discussed under the “Item 1A - Risk Factors” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may affect our actual results.

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

Research and Development Process

There are numerous stages in the generic drug development process:

1.)          Formulation and Analytical Method Development: After a drug candidate is selected for future sales, product development chemists perform various experiments on the incorporation of active ingredients into a dosage form.  These experiments will result in the creation of a number of product formulations to determine which formula will be most suitable for the Company’s subsequent development process.  Various formulations are tested in the laboratory to measure results against the innovator drug.  During this time, the Company may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients.  During the formulation phase, the Company’s research and development chemists begin to develop an analytical, laboratory testing method.  The successful development of this test method will allow the Company to test developmental and commercial batches of the product in the future.  All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the Chemical, Manufacturing and Controls section of the Abbreviated New Drug Application (ANDA)  submitted to the FDA in the generic drug application.

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

Products

As of the date of this filing, the Company manufactured and/or distributed the following products:

	Name of Product	Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Baclofen Tablets (a)	Muscle Relaxer	Lioresal®
3	Butalbital, Aspirin and Caffeine Capsules	Migraine Headache	Fiorinal®
4	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules	Migraine Headache	Fiorinal w/ Codeine #3®
5	Clindamycin HCl Capsules (a)	Antibiotic	Cleocin®
6	Danazol Capsules (a)	Endometriosis	Danocrine®
7	Dicyclomine Tablets/Capsules	Irritable Bowels	Bentyl®
8	Digoxin Tablets	Congestive Heart Failure	Lanoxin®
9	Diphenoxylate with Atropine Sulfate Tablets	Diarrhea	Lomotil®
10	Doxycycline Tablets (a)	Antibiotic	Adoxa®
11	Doxycycline Hyclate Tablets (a)	Antibiotic	Periostat®
12	Hydromorphone HCl Tablets	Pain Management	Dilaudid®
13	Levothyroxine Sodium Tablets	Thyroid Deficiency	Levoxyl®/ Synthroid®
14	Methocarbamol Tablets	Muscle Relaxer	Robaxin®
15	Methyltestoterone/Esterified Estrogens Tablets	Hormone Replacement	Estratest®
16	Morphine Sulfate Oral Solution (a)	Pain Management	Roxanol®
17	Oxycodone HCl Oral Solution (a)	Pain Management	Roxicodone®
18	Phentermine HCl Tablets	Weight Loss	Adipex-P®
19	Pilocarpine HCl Tablets (a)	Dryness of the Mouth	Salagen®
20	Primidone Tablets	Epilepsy	Mysoline®

	Name of Product	Medical Indication	Equivalent Brand
21	Probenecid Tablets (a)	Gout	Benemid®
22	Sulfamethoxazole w/ Trimethoprim (a)	Antibacterial	Bactrim®
23	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
24	Unithroid® Tablets	Thyroid Deficiency	N/A

(a) – product launched during fiscal 2006.

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

New Products

Lannett received 10 ANDA approvals from the FDA during the fiscal year ended June 30, 2006.  We received 2 approvals in the previous year ended June 30, 2005.  Following are more specific details regarding our latest approvals.  Market data is obtained from NDC Health (now known as Wolters-Kluwer).

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

In September 2005, Lannett began selling Sulfamethoxazole with Trimethoprim.  According to Wolters-Kluwer,  sales for generic Sulfamethoxazole with Trimethoprim tablets totaled $260 million in 2004.  Sulfamethoxazole with Trimethoprim is used to treat infections such as urinary tract infections, bronchitis, ear infections (otitis), traveler’s diarrhea, and Pneumocystis carinii pneumonia and is the generic equivalent of Bactrim® and Bactrim DS®, marketed by United Research Laboratories, Inc.

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

In December 2005, Lannett received a letter from the FDA with approval to market and launch Baclofen 20mg tablets.  According to Wolters-Kluwer, total sales in 2005 of Baclofen were approximately $89.5 million.  Baclofen is useful for the alleviation of signs and symptoms of spasticity resulting from multiple sclerosis, particularly for the relief of flexor spasms and concomitant pain, clonus, and muscular rigidity.

In December 2005, Lannett received a letter from the FDA as the first generic with approval to market and launch Doxycycline tablets.  Doxycycline Monohydrate is the generic version of Adoxa®, marketed by Doak Dermatologics, a subsidiary of Bradley Pharmaceuticals, Inc. According to Wolters-Kluwer, total sales of Adoxa were $32 million in 2004.  Doxycycline Monohydrate is a tetracycline-type antibiotic used to treat many different bacterial infections, such as urinary tract infections, acne, gonorrhea, Chlamydia, and periodontitis among others.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation plans approved by security holders	792,003	$12.98	1,613,144

Equity Compensation plans not approved by security holders	—	—	—

Total	792,003	$12.98	1,613,144

ITEM 6.                  SELECTED FINANCIAL DATA

Lannett Company, Inc. and Subsidiaries
Financial Highlights

As of and for the Fiscal Year Ended June 30,	2006	2005	2004	2003	2002
Operating Highlights

Net Sales	$64,060,375	$44,901,645	$63,781,219	$42,486,758	$25,126,214
Gross Profit	$30,160,330	$13,484,737	$36,924,344	$26,228,964	$16,673,537
Operating Income/(Loss)	$8,453,918	$(53,639,658)	$20,830,969	$19,060,106	$11,425,483
Net Income/(Loss)	$4,968,922	$(32,779,596)	$13,215,454	$11,666,887	$7,195,990
Basic Earnings/(Loss) Per Share	$0.21	$(1.36)	$0.63	$0.58	$0.36
Diluted Earnings/(Loss) Per Share	$0.21	$(1.36)	$0.63	$0.58	$0.36
Weighted Average Shares Outstanding, Basic	24,130,224	24,097,472	20,831,750	19,968,633	19,895,757
Weighted Average Shares Outstanding, Diluted	24,154,409	24,097,472	21,053,944	20,121,314	20,018,548

Balance Sheet Highlights

Current Assets	$43,486,847	$33,938,115	$48,862,443	$23,930,048	$10,439,630
Working Capital*	$22,862,419	$17,542,553	$28,923,814	$17,185,052	$6,891,998
Total Assets	$105,992,064	$94,917,060	$131,904,084	$31,834,544	$17,338,503
Total Debt	$8,196,692	$9,532,448	$10,092,857	$3,097,802	$4,142,538
Deferred Tax Liabilities	$2,545,734	$2,009,582	$1,614,323	$1,112,369	$681,489
Total Stockholders’ Equity	$75,755,916	$69,249,244	$102,246,991	$21,597,710	$9,766,049

*Working capital equals current assets less current liabilities

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

New product sales also affect revenue recognition as net sales of new products are often impacted by greater incentives to wholesalers. New product net sales of $12.6 million in Fiscal 2006 are net of reserves of $3.2 million.  This is a significant increase over Fiscal 2005 net sales of $500,000 and reserves of $100,000 that were associated with new product net sales.

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

Other Adjustments — Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.  When competitors enter the market of existing products, shelf stock adjustments are issued to maintain price competitiveness.  Management foresaw this occurrence and appropriately reserved for it as seen in the table below.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the years ended June 30, 2006, 2005 and 2004:

For the Year Ended June 30, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual credits issued related to sales recorded in prior fiscal years	(7,920,500)	(1,460,500)	(1,272,400)	(59,300)	(10,712,700)

Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	500,000	(500,000)	—	—

Reserves charged to net sales in fiscal 2006 related to sales recorded in fiscal 2006	28,237,000	5,688,500	497,300	1,298,200	36,221,000

Actual credits issued related to sales in fiscal 2006	(18,178,800)	(3,573,700)	(900)	(992,800)	(23,246,200)

Reserve Balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100

For the Year Ended June 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual credits issued related to sales recorded in prior fiscal years	(4,978,300)	(1,970,000)	(523,100)	(95,800)	(7,567,200)

Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	(1,420,000)	130,000	1,400,000	—	110,000

Reserves charged to net sales in fiscal 2005 related to sales recorded in fiscal 2005	21,028,100	6,970,100	1,533,900	623,400	30,155,500

Actual credits issued related to sales in fiscal 2005	(13,114,600)	(5,965,500)	(1,166,800)	(586,400)	(20,833,300)

Reserve balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692.000	$29,500	$10,750,000

For the Year Ended June 30, 2004

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve balance as of June 30, 2003	$1,638,000	$889,900	$210,200	$33,900	$2,772,000

Actual credits issued related to sales recorded in prior fiscal years	(1,604,000)	(1,166,400)	(182,700)	—	(2,953,100)

Reserves or (reversals) charged during Fiscal 2004 related to sales recorded in prior fiscal years	—	300,000	—	—	300,000

Reserves charged to net sales in fiscal 2004 related to sales recorded in fiscal 2004	18,897,500	4,563,900	480,600	464,400	24,406,400

Actual credits issued related to sales in fiscal 2004	(12,447,000)	(2,723,200)	(60,100)	(410,000)	(15,640,300)

Reserve balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Reserve Activity 2006 vs. 2005

The chargeback reserve increased from $10,750,000 at June 30, 2005 to $13,012,100 at June 30, 2006 due to an increased level of sales in the months of May and June as compared to prior year.  Historically, the ratio of the reserve to gross sales is between 30% and 40%.  The fiscal years ended June 30, 2006 and 2005 were 36% and 40%, respectively.  In fiscal 2005, there were additional reserves taken for an expected Levothyroxine return.  This accounted for an additional $1.4 million or 1.8%.   Additional rebate reserves of $500,000 related to Fiscal 2005 were incurred during Fiscal 2006, and these were offset by reduced return reserves of the same amount.   This crossover of rebates and returns occurred because the Company provided customer incentives to prevent any large returns.  Rebates have decreased both in amount and as a percentage of the reserve in the “additional credits issued-related to sales recorded in Fiscal 2006” due to the classification of rebates from wholesale customers.  When the reserve for chargebacks and rebates is calculated for the wholesale/distribution customers, it is calculated in aggregate, that is, on a combined basis, since they submit the amounts together.  This is in part the reason why the chargeback amount has increased.    However there is a large rebate reserve as of June 30, 2006 as direct customers (those who receive the only rebates) were a larger than usual portion of sales in the month of June – 58%, typically 50%.  “Other” increased due to an increase in shelf stock adjustments.  Additional competitors in the Primidone 50 market have caused Lannett to give more of this type of credit.  Currently, the Company is in the process of developing systematic tracking of rebates and chargebacks to improve the accuracy of estimating chargebacks and rebates.  This will enable the Company to separately analyze rebates and chargebacks, and will allow the Company to more accurately estimate the required reserve on each category.  This is expected to be completed by the end of Fiscal 2007.

Fluctuations in the amount of sales through the wholesaler channel will have an impact on the amount of reserve being charged.  Due to the fact that wholesale sales result in greater chargebacks, an increase in wholesale sales will result in a higher level of chargebacks.  For the first, second, third and fourth quarters of Fiscal 2006, reserves recorded against sales amounted to $7.5 million, $7.9 million, $12.5 million and $10.0 million, respectively.  Wholesaler sales were $9.3 million, $9.9 million, $16.7 million and $15.8 million, respectively.  The increase in the dollar value of the reserves corresponds to the increase in wholesale sales, most significantly in the third quarter.  This third quarter increase in sales and reserves is a result of increased demand for Levothyroxine Sodium, for which the reserve rebate and chargeback reserve remains consistent, but is higher than most other products.  This drug’s reserves are higher than other drugs because of the number of competitors in the market.  This may change if the number of competitors decline, because low prices will force some competitors out of the market, which in turn may lead to higher prices again.  Fourth quarter sales to wholesalers dropped off slightly from the third quarter.  The reserves in the fourth quarter also declined because of the product mix, but were consistent with reserves in the first and second quarters.

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

The products that the Company sells are generic versions of brand named drugs.  The consumer markets for such drugs are well-established markets with many years of historically-confirmed consumer demand.  Such consumer demand may be affected by several factors, including alternative treatments, cost, etc.  However, the effects of changes in such consumer demand for the Company’s products, like generic products manufactured by other generic companies, are gradual in nature.  Any overall decrease in consumer demand for generic products generally occurs over an extended period of time.  This is because there are thousands of doctors, third-party payers, institutional formularies and other buyers of drugs that must change prescribing habits, therapeutic modalities and medicinal practices before such a decrease would affect a generic drug market.  If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change.  However, management believes that these estimates are reasonable based upon historical experience and current conditions.

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

In the fourth quarter of fiscal year 2005, the Company recorded a $4,000,000 write-down of slow moving and short dated inventory primarily related to Levothyroxine Sodium tablets, which had been returned by a wholesaler during the quarter.  During Fiscal 2006, approximately $400,000 of previously reserved inventory had been sold to customers, and the related reserve reduced by that amount.

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

New Accounting Pronouncements – In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted material or spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 was effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard did not have any impact on the Company.

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

In September 2005, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 provides guidance on whether two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction within the scope of APB No. 29, “Accounting for

Nonmonetary Transactions.” In addition, EITF 04-13 indicates whether nonmonetary exchanges of inventory within the same line of business should be recognized at cost or fair value. EITF 04-13 was effective as of April 1, 2006.  There has been no impact on the Company’s financial statements, effective from April 1, 2006 to date.

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

Results of Operations – Fiscal 2006 compared to Fiscal 2005

Net sales increased by 43%, from $44,901,645 in Fiscal 2005 to $64,060,375 in Fiscal 2006.  The increase was due in part from a rebound in Levothyroxine sales which increased $6.4 million, or 75%.  The Company also had additional growth with the introduction of several new products which accounted for $12.6 million in sales.  Several other products besides Levothyroxine Sodium experienced increased sales over prior year – including Digoxin 29%, Acetazolamide 8%, Unithroid 38%, and Hydromorphone 398%.  Volume and price increases attributed to increased sales – 33% due to increase in volume (new sales are included in volume increases) and 11% increase in prices.  Prices rebounded in the sales of Levothyroxine and Digoxin.  Both saw increased price pressure in the prior year as several competitors entered into the market. In addition, net sales of new products are often impacted by greater incentives to wholesalers. New product net sales of $12.6 million in Fiscal 2006 are net of reserves of $3.2 million.  This is a significant increase over Fiscal 2005 net sales of $500,000 and reserves of $100,000 that were associated with new product net sales.

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category.

Customer Category	Fiscal 2006 Net Sales	Fiscal 2005 Net Sales	Fiscal 2004 Net Sales
Wholesaler/Distributor	$44.0 million	$24.8 million	$43.0 million

Retail Chain	$10.6 million	$10.5 million	$12.1 million

Mail-Order Pharmacy	$7.0 million	$5.9 million	$4.3 million

Private Label	$2.5 million	$3.7 million	$4.4 million

Total	$64.1 million	$44.9 million	$63.8 million

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

Cost of sales (excluding amortization of intangible assets) increased 8%, from $31,416,908 in Fiscal 2005 to $33,900,045 in Fiscal 2006. This increase is due in part to higher production volumes to meet increased sales demand.  Gross margins were 47% in 2006, an improvement over 30% in 2005.  Improvement was, in part, affected by the prior year write-off of short-dated Levothyroxine Sodium. The prior year also experienced an increased return accrual, taken in anticipation of an unusually large return of Levothyroxine.  The Levothyroxine related write-offs accounted for 10% of cost of sales in the prior year.   Aside from the prior year one-time incidents related to Levothyroxine, the margins increased due to additional product offerings and higher effective pricing.  Despite new entrants to the Primidone market, the Company was able to maintain its market share and competitive price.  The Company was also able to take advantage of its new products and the higher margin on these products.  Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur.  These changes may affect the gross profit percentage in future periods.

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

As a result of the revaluation of the intangible asset, the Company’s financial results changed from an operating loss of ($53,639,658) in Fiscal 2005 to an operating income of $8,453,918 in Fiscal 2006.

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

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category:

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

Cost of sales (excluding amortization of intangible assets) increased by 17%, from $26,856,875 in Fiscal 2004 to $31,416,908 in Fiscal 2005. These costs include raw materials/cost of finished goods purchased and resold, production expenses, and shipping expenses. The cost of purchased materials increased approximately $4,071,000, shipping expenses increased by approximately $199,000 and other miscellaneous production-related expenses increased by approximately $290,000.  Gross margin (exclusive of amortization of intangible assets) decreased from 58% in Fiscal 2004 to 30% in Fiscal 2005.  The decrease in gross profit margin was a result of the accrual of additional return of Levothyroxine Sodium.  In addition to decreases in net weighted average prices of some of the Company’s products due to increased market competition, increases in direct and indirect costs as well as a change in the product sales mix also resulted in lower gross margins.  Please see additional information regarding the Company’s gross margin in Note 1 of the Notes to Consolidated Financial Statements, under the heading “Intangible Assets.”

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

The Company’s interest expense increased from approximately $64,000 in Fiscal 2004 to approximately $351,000 in Fiscal 2005 as a result of the borrowing under the “2003 Loan Financing” which included a mortgage loan, equipment loan and construction loan, each of which started in Fiscal 2005. Interest income increased from approximately $43,000 in Fiscal 2004 to approximately $166,000 in Fiscal 2005, as a result of an investment of excess cash in marketable securities and a higher cash balance.

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

Liquidity and Capital Resources

Net cash provided by operating activities of $3,368,921 for the year ended June 30, 2006 was attributable to net income of $5,004,359 as adjusted for the effects of non-cash items of $5,240,864 and net changes in operating assets and liabilities totaling ($6,876,303).  Significant changes in operating assets and liabilities are described below.

1.               An increase in trade accounts receivable of $11,924,058 was partially due to increased sales in the most recent months of Fiscal 2006.  The May to June sales figures for 2006 were $7.2 million greater than the same period in Fiscal 2005.  Also, the prior year had 3 customers with substantial credit balances at June 30, 2005.  The Company monitors its liquidity in a number of ways.  A Days Sales Outstanding (DSO) calculation is used to determine our ability to collect accounts receivable.  DSO is analyzed in two ways, Gross A/R compared to Average Daily Gross Sales, and Net A/R (net of reserve for chargebacks and rebates) compared to Average Daily Net Sales.  For the first, second, third and fourth quarters of Fiscal 2006, this Gross DSO amounted to 64 days, 68 days, 76 days and 78 days, respectively.   The increase is due to delayed processing of credits from wholesale customers.  Some delays were the result of customers failing to report all credits.  For these items, the Company is working with customer personnel to speed up and improve the reporting of information to Lannett.  Some unprocessed credits were the result of the increased volume of credits, and the Company’s inability to adequately handle the extra volume.  The Company has acted to reduce the volume of manual credits and improve automated processing of credits, which is reducing the amount of unprocessed credits.   For the first, second, third and fourth quarters of Fiscal 2006, this Net DSO amounted to 26 days, 49 days, 52 days and 56 days, respectively.  Net DSO was low in the first quarter of Fiscal 2006 due to two significant customers that had credit balances at September 30, 2005.  These customers’ balances returned to normal balances due from the customers as additional sales were made.

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

3.               A decrease in prepaid taxes of $1,358,919 is primarily attributable to taxable income in Fiscal 2006 compared to a loss in Fiscal 2005.

4.               An increase in accrued expenses of $3,550,257 was due to increased personnel expenses, professional expenses, and a receiving accrual for materials received at the end of the fiscal year.  These fluctuations are in the normal course of business.

The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both types of DSO are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  Standard payment terms offered to customers are consistent with industry practice at 60 days,  The following table shows the results of these calculations for the relevant periods:

	Fiscal Year ended 6/30/04	Fiscal Year ended 6/30/05	Fiscal Year ended 6/30/06
Net DSO (in days)	88	-1	56
Gross DSO (in days)	102	50	77

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

On December 13, 2005 the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC) and the Pennsylvania Industrial Development Authority (PIDA).  With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan.  These loans were with Wachovia Bank.  The Company financed $4,500,000 through the Immigrant Investor Program (PIDC Regional Center, LP III).  The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006.  The remaining $1,250,000 is financed through the PIDA Loan.  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $1,221,780 outstanding as of June 30, 2006 with $68,953 currently due.  None of the PIDC Loan is currently due.

An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of June 30, 2006, $476,560 is outstanding and $102,830 is currently due.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2006 was 4.13%.  At June 30, 2006, the Company has $955,566 outstanding on the Authority loan, of which $54,583 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest.  At June 30, 2006, no portion of the letter of credit has been utilized.

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

The following table represents annual contractual obligations as of June 30, 2006:

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$8,196,692	$546,886	$1,209,280	$5,212,177	$1,228,349
Operational Leases	1,983,288	331,972	783,802	799,570	67,944
Purchase Obligations	164,000,000	17,000,000	37,000,000	41,000,000	69,000,000
Other	—	—	—	—	—

Total	$174,179,980	$17,878,858	$38,993,082	$47,011,747	$70,296,293

(please see Note 13 below for detail on the specific purchase obligations).

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

Garnet Peck, Ph.D., was elected a director of the Company in September 2005.  Dr. Peck is Professor Emeritus of the Industrial and Physical Pharmacy department at Purdue University, where he has held numerous positions since 1967.  Earlier in his career, Dr. Peck served as senior scientist and group leader at Mead Johnson Research Center and as a Pharmacist in the United States Army.  Dr. Peck has also consulted for some of the largest pharmaceutical companies in the world and served on several committees of the United States Food and Drug Administration. Dr. Peck has chaired numerous pharmaceutical conferences and is a published author and frequent lecturer.  He earned his Bachelor of Science Degree in Pharmacy, with distinction, from Ohio Northern University, and a Master of Science degree and Doctorate Degree in Industrial Pharmacy from Purdue University.

Kenneth Sinclair, Ph.D., was elected director of the Company in September 2005.  Dr. Sinclair is currently Professor and Chair of the Accounting Department at Lehigh University, where he began his academic career in 1972.  Dr. Sinclair has been recognized for his teaching innovation, held leadership positions with professional accounting organizations and served on numerous academic and advisory committees.  He has received a number of awards and honors for teaching and service, and has researched and written on a myriad of subjects related to accounting.  Dr. Sinclair earned a Bachelor of Business Administration degree in Accounting, a Master of Science degree in accounting and a Doctorate Degree in Business Administration from the University of Massachusetts.

Jeffrey Farber was elected director of the Company, Inc in May 2006. Jeffrey Farber joined the Company in August 2003 as Secretary. For the past 13 years, Mr. Farber has been President and the owner of Auburn Pharmaceutical (“Auburn”), a national generic pharmaceutical distributor. Prior to starting Auburn, Mr. Farber served in various positions at Major Pharmaceutical (“Major”), where he was employed for over 15 years. At Major, Mr. Farber was involved in sales, purchasing and eventually served as President of the mid-west division. Mr. Farber also spent time working at Major’s manufacturing division – Vitarine Pharmaceuticals – where he served on its Board of Directors.  Mr. Farber graduated from Western Michigan University with a Bachelors of Science Degree in Business Administration and participated in the Pharmacy Management Graduate Program at Long Island University. Mr. Farber is the son of William Farber, the Chairman of the Board of Directors and the principal shareholder of the Company.

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

					Long Term Compensation
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Under- lying Options/ SARs	LTIP Payouts Amount	All Other Compensation Amounts
Arthur P. Bedrosian(2)	2006	$278,641	$92,970	$0	0	25,000	$0	$3,003

President and	2005	236,709	168,750	0	0	0	0	0
Chief Executive Officer	2004	212,548	240,000	0	0	177,900	0	0

Brian Kearns	2006	193,572	20,712	0	0	0	0	1,526

Chief Financial Officer,	2005	47,115	0	0	0	100,000	0	0
Treasurer(3)	2004	0	0	0	0	0	0	0

Bernard Sandiford	2006	178,883	54,898	0	0	12,000	0	5,146

Vice President of	2005	140,932	58,500	0	0	0	0	0
Operations	2004	159,440	78,000	0	0	0	0	0

Kevin Smith	2006	191,810	66,895	0	0	12,000	0	6,212

Vice President of Sales and Marketing	2005	171,578	95,518	0	0	0	0	0
	2004	160,488	158,410	0	0	0	0	0

William Schreck	2006	169,134	60,000	0	0	12,000	0	6,604

Vice President of Logistics	2005	140,862	73750	0	0	0	0	0
	2004	103,927	37,500	0	0	0	0	0

(1)                                  Includes car allowance, and for Bernard Sandiford, salary contains apartment allowance.

(2)                                  Mr. Bedrosian joined the Company on January 24, 2002 as Vice President of Business Development.  On May 5, 2002, he was elected President of the Company.  On January 3, 2006, he was promoted to President and Chief Executive Officer.

(3)                                  Brian Kearns was hired March 14, 2005 as Chief Financial Officer.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Values

(a) Name	(b) Shares Acquired On Exercise	(c) Value Realized	(d) Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	(e) Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable
Arthur P. Bedrosian	0	0	167,900/	$18,360/

President and Chief			35,000	0
Executive Officer

Brian Kearns	0	0	33,333/	$0/

Chief Financial Officer,			66,667	0
Treasurer

Bernard Sandiford	0	0	30,380/	$0/

Vice President of Operations			19,500	0

Kevin Smith	0	0	54,093/	$0/

Vice President of Sales			29,667	0
and Marketing

William Schreck	0	0	17,745/	$0/

Vice President of Logistics			12,000	0

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

The following table sets forth, as of June 30, 2006, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock:

		Excluding Options and Debentures			Including Options (*)
Name and Address of Beneficial Owner	Office	Number of Shares		Percent of Class	Number of Shares		Percent of Class

Directors/Executive Officers:

William Farber 9000 State Road Philadelphia, PA 19136	Chairman of the Board	13,619,129	(1)	56.41%	13,689,963	(2)	55.66%

Albert Wertheimer 9000 State Road Philadelphia, PA 19136	Director	1,000		0.00%	7,667	(3)	0.03%

Myron Winkelman 9000 State Road Philadelphia, PA 19136	Director	1,000		0.00%	24,333	(4)	0.10%

Ronald A. West 9000 State Road Philadelphia, PA 19136	Director	7,310		0.03%	43,925	(5)	0.18%

Jeffrey Farber 9000 State Road Philadelphia, PA 19136	Director	147,120		0.61%	162,120	(6)	0.66%

Arthur Bedrosian 9000 State Road Philadelphia, PA 19136	President and Chief Executive Officer	460,997	(7)	1.91%	617,897	(8)	2.51%

Brian Kearns 9000 State Road Philadelphia, PA 19136	Chief Financial Officer	0		0.00%	33,333	(9)	0.14%

Kevin Smith 9000 State Road Philadelphia, PA 19136	Vice President of Sales and Marketing	1,236		0.00%	61,996	(10)	0.25%

William Schreck 9000 State Road Philadelphia, PA 19136	Vice President of Logistics	0		0.00%	17,745	(11)	0.07%

Bernard Sandiford 9000 State Road Philadelphia, PA 19136	Vice President of Operations	287		0.00%	30,667	(12)	0.12%

All directors and executive officers as a group (10 persons)		14,238,079		58.97%	14,689,646		59.73%

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

(3)                                  Includes 6,666 vested options to purchase common stock at an exercise price of $9.02 per share.

(4)                                  Includes 10,000 vested options to purchase common stock at an exercise price of $17.36.  13,333 vested options to purchase common stock at an exercise price of $16.04.

(5)                                  Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share, 10,000 vested options to purchase common stock at an exercise price of $17.36 per share, and 16,667 vested options to purchase common stock at an exercise price of $16.04.

(6)                                  Includes 6,667 vested options to purchase common stock at an exercise price of $17.36 per share and 8,333 vested options to purchase common stock at an exercise price of $16.04.

(7)                                  Includes 27,450 shares owned by Arthur Bedrosian’s wife, Shari Bedrosian and 9,000 shares owned by Arthur Bedrosian’s daughter, Talin Bedrosian.  Mr. Bedrosian disclaims beneficial ownership of these shares.

(8)                                  Includes 18,000 vested options to purchase common stock at an exercise price of $4.63 per share, 96,900 vested options to purchase common stock at an exercise price of $7.97 per share, 22,000 vested options to purchase common stock at an exercise price of $17.36, and 20,000 vested options to purchase common stock at an exercise price of $16.04.

(9)                                  Includes 33,333 vested options to purchase common stock at an exercise price of $6.75 per share.

(10)                            Includes 38,760 vested options to purchase common stock at an exercise price of $7.97 per share, 8,667 vested options to purchase common stock at an exercise price of $17.36, and 13,333 vested options to purchase common stock at an exercise price of $16.04 per share.

(11)                            Includes 17,745 vested options to purchase common stock at an exercise price of $11.27 per share.

(12)                            Includes 15,380 vested options to purchase common stock at an exercise price of $11.27 per share, 6,667 vested options to purchase common stock at an exercise price of $17.36, and 8,333 vested options to purchase common stock at an exercise price of $16.04.

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

	Audit Fees	Audit-Related (1)	Tax Fees (2)	All Other Fees (3)	Total Fees

Fiscal 2006:	$180,418	$—	$52,942	$135,248	$368,608
Fiscal 2005:	$260,500	$2,850	$52,475	$53,895	$369,720
Fiscal 2004:	$92,124	$5,000	$29,621	$38,325	$165,070

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

(3) Other fees include:

Fiscal 2006 – Fees paid for services rendered in connection with quarterly reviews of the Company’s SEC filings, assurance services, fixed asset review, a cost segregation study and review of various SEC correspondence.

Fiscal 2005 – Other fees were for review of various SEC correspondence and fees for services rendered in connection with the Company’s application to various local and state entities for benefits related to the Company’s facility expansion.

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

Date:	September 12, 2007	By:	/ s / William Farber
William Farber,
Chairman of the Board of Directors

Date:	September 12, 2007	By:	/ s / Ronald West
Ronald West,
Director, Vice Chairman of the Board,
Chairman of Compensation Committee

Date:	September 12, 2007	By:	/ s / Arthur P Bedrosian
Arthur P. Bedrosian,
Director, President and Chief Executive Officer

Date:	September 12, 2007	By:	/ s / Jeffrey Farber
Jeffrey Farber,
Director

Date:	September 12, 2007	By:	/ s / Garnet Peck
Garnet Peck,
Director

Date:	September 12, 2007	By:	/ s / Kenneth Sinclair
Kenneth Sinclair,
Director, Chairman of Audit Committee

Date:	September 12, 2007	By:	/ s / Albert Wertheimer
Albert Wertheimer,
Director

Date:	September 12, 2007	By:	/ s / Myron Winkelman
Myron Winkelman,
Director, Chairman of Strategic Plan Committee