Form 10-Q/A
period 2006-09-30
LANNETT CO INC
filed 2007-10-09
CIK 57725

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

Yes   ☐                                  No   ☒

As of September 21, 2007, there were 24,177,118 shares of the issuer's common stock, $.001 par value, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends and restates Lannett Company Inc.’s quarterly report on Form 10-Q for the three months ended September 30, 2006, as initially filed with the Securities and Exchange Commission on November 8, 2006 (the “Form 10-Q”).

The restatement is the result of an error identified in the fourth quarter of Fiscal 2007, which affected the first, second and third quarters of Fiscal 2007. We identified a number of production orders that were completed and removed from production in our information system during Fiscal 2007, but for which the month-end process to reduce the work in process (WIP) balance and expense the activity to cost of goods sold (COGS) in the general ledger did not occur. The result was that work in process inventory was overstated and cost of goods sold was understated by $840,000 as of and for the year ended June 30, 2007, with the following quarterly pre tax accounting effect of the misstatement as follows: three months ended September 30, 2006 was $394,000; three months ended December 31, 2006 was $158,000; and three months ended March 31, 2007 was $95,000. For further details, refer to Note 2 and Item 4.

Another error was identified in the fourth quarter of Fiscal 2007, resulting from the calculation of stock-based compensation expense. It also affected the first, second and third quarters of Fiscal 2007. We identified in the fourth quarter of Fiscal 2007 that the estimated life of stock options was calculated using the incorrect terms for valuing stock. The result was that stock compensation expense was misstated in each quarter of Fiscal 2007. The three quarters amounted to an overstatement of $52,000 combined, for further details refer to Note 2 and Item 4.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(unaudited)
	(restated, see Note 2)
ASSETS
Current Assets
Cash	$555,245	$468,359
Trade accounts receivable (net of allowance of $250,000)	28,549,837	24,921,671
Inventories	10,546,816	11,476,503
Interest receivable	33,210	193,549
Prepaid taxes	2,195,782	3,212,511
Deferred tax assets - current portion	1,461,172	1,461,172
Other current assets	1,734,754	1,753,082
Total Current Assets	45,076,816	43,486,847

Property, plant, and equipment	28,769,430	28,782,350
Less accumulated depreciation	(9,686,103)	(9,136,801)
	19,083,327	19,645,549

Construction in progress	2,254,855	1,955,508
Investment securities - available for sale	4,599,066	5,621,609
Note receivable	5,940,338	3,182,498
Intangible asset (product rights) - net of accumulated amortization	13,385,002	13,831,168
Deferred tax asset	17,182,570	18,070,674
Other assets	249,663	198,211
TOTAL ASSETS	$107,771,637	$105,992,064

LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES
Current Liabilities
Accounts payable	$226,840	$763,744
Accrued expenses	7,464,898	5,217,894
Unearned grant funds	500,000	500,000
Current portion of long term debt	535,824	546,886
Rebates and chargebacks payable	11,636,171	13,012,084
Total Current Liabilities	20,363,733	20,040,608

Long term debt, less current portion	7,499,096	7,649,806
Deferred tax liability	2,545,734	2,545,734
TOTAL LIABILITIES	30,408,563	30,236,148

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,148,014 and 24,141,325 shares, respectively	24,148	24,141
Additional paid in capital	72,021,095	71,742,402
Retained earnings	5,754,416	4,456,387
Accumulated other comprehensive loss	(42,015)	(72,444)
	77,757,644	76,150,486
Less: Treasury stock at cost - 50,900 shares	394,570	394,570
TOTAL SHAREHOLDERS' EQUITY	77,363,074	75,755,916
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$107,771,637	$105,992,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended
	September 30,
	2006	2005
	(restated, see Note 2)

Net sales	$21,967,826	$13,641,532
Cost of sales (excluding amortization of intangible asset)	13,240,394	6,862,785
Gross profit	8,727,432	6,778,747

Research and development expenses	1,778,427	1,141,101
Selling, general, & administrative expenses	4,371,575	2,577,135
Amortization of intangible assets	446,166	446,166
Operating income	2,131,264	2,614,345

Other income (expense):
Interest expense	(64,026)	(108,003)
Interest income	98,608	148,049
	34,582	40,046

Income before income tax expense	2,165,846	2,654,391
Income tax expense	867,817	1,053,415
Net income	$1,298,029	$1,600,976

Basic earnings per share	$0.05	$0.07
Diluted earnings per share	$0.05	$0.07

Basic weighted average number of shares	24,147,941	24,110,790
Diluted weighted average number of shares	24,170,735	24,117,149

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Stock	Loss, net	Equity
			(restated)	(restated)			(restated)

Balance at June 30, 2006 (audited)	24,141,325	$24,141	$71,742,402	$4,456,387	$(394,570)	$(72,444)	$75,755,916

Shares issued in connection with employee stock purchase plan	6,689	7	32,344				32,351

Stock Compensation expense (restated)			246,349				246,349

Other comprehensive income						30,429	30,429

Net Income (restated)				1,298,029			1,298,029

Balance at September 30, 2006 (restated, see Note 2)	24,148,014	$24,148	$72,021,095	$5,754,416	$(394,570)	$(42,015)	$77,363,074

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2006	2005
	(restated, see Note 2)
OPERATING ACTIVITIES:
Net income	$1,298,029	$1,600,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,079,675	954,300
Deferred tax (benefit) expense	888,104	(27,715)
Stock compensation expense	246,349	327,889
Noncash gain from sale of asset	(8,208)	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(5,004,079)	(3,934,972)
Inventories	929,687	(803,262)
Prepaid taxes	1,016,728	1,057,641
Prepaid expenses and other assets	127,215	100,730
Accounts payable	(536,904)	(240,314)
Accrued expenses	2,247,014	1,598,168
Net cash provided by operating activities	2,283,610	633,441

INVESTING ACTIVITIES:
Purchases of property, plant and equipment(including construction in progress)	(372,429)	(615,137)
Proceeds from sale of asset	10,000	—
Sales of investment securities - available for sale	1,052,972	1,327,777
Issuance of note receivable	(2,757,840)	(2,000,000)
Net cash used in investing activities	(2,067,297)	(1,287,360)

FINANCING ACTIVITIES:
Repayments of debt	(161,771)	(564,016)
Proceeds from issuance of stock	32,344	33,420
Net cash used in financing activities	(129,427)	(530,596)

NET INCREASE/(DECREASE) IN CASH	86,886	(1,184,515)

CASH, BEGINNING OF PERIOD	468,359	4,165,601

CASH, END OF PERIOD	$555,245	$2,981,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$35,114	$108,003
Income taxes paid	$—	$—

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

Note 2. Fiscal 2007 Restatement

Lannett Company, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2006, to amend and restate financial statements and other financial information for the three months ended September 30, 2006.

The restatement is the result of an error identified in the fourth quarter of Fiscal 2007, which affected the first, second and third quarters of Fiscal 2007. We identified a number of production orders that were completed and removed from production in our information system during Fiscal 2007, but for which the month-end process to reduce the work in process (WIP) balance and expense the activity to cost of goods sold (COGS) in the general ledger did not occur. The result was that WIP was overstated and COGS was understated by $840,000 for the full year Fiscal 2007.

Another error was identified in the fourth quarter of Fiscal 2007, resulting from the calculation of stock-based compensation expense. It also affected the first, second and third quarters of Fiscal 2007. We identified in the fourth quarter of Fiscal 2007 that the estimated life of stock options was incorrectly calculated. The result was that stock compensation expense was misstated in each quarter of Fiscal 2007. The affect for the first quarter Fiscal 2007 was an overstatement of $10,925. The three quarters amounted to an overstatement of $52,000 combined

After determining the error did not affect any prior Fiscal years, management recommended to the Audit Committee of the Board of Directors that previously reported financial results from Fiscal 2007 be restated to include the effects of these errors. The Audit Committee discussed and agreed with this recommendation. The restatement resulted from a material weakness identified with respect to the failure to correctly process inventory and cost of goods sold amounts in the company’s information system in addition to failure to detect such processing error through account reconciliations.

This current Form 10-Q/A includes the effect of the adjustments discussed above for the period ended September 30, 2006. The following table summarizes the effects of the change on relevant accounts within the Consolidated Balance Sheets and Consolidated Statements of Income:

	September 30, 2006
	As previously reported	As restated
Consolidated Balance Sheets
Inventories	$10,940,816	$10,546,816
Additional paid in capital	$72,032,020	$72,021,095
Deferred Tax Asset	$17,029,341	$17,182,570

	Three months ended
	September 30, 2006
	As previously reported	As restated
Consolidated Statements of Operations
Cost of sales (excluding amortization of intangible asset)	$12,846,394	$13,240,394
Selling, general and administrative expense	4,382,500	4,371,575

Operating income	2,514,339	2,131,263
Income Tax Expense	1,021,047	867,817
Net income	$1,527,874	$1,298,028

per share amounts
Basic earnings per common share	$0.06	$0.05
Diluted earnings per common share	$0.06	$0.05

Basic shares outstanding	24,147,941	24,147,941
Diluted shares outstanding	24,170,735	24,170,735

Note 3. Summary of Significant Accounting Policies

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

Revenue Recognition - The Company recognizes revenue when its products are shipped, when title and risk of loss have transferred to the customer, and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable on the balance sheet and are included in net sales, as reductions, on the statement of income. Net sales, as presented in the statements of income, is based upon revenue earned upon shipment, less reserves for chargebacks, rebates, returns and other adjustments to sales.

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

Stock Options - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment” (SFAS 123(R)).  This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”   SFAS 123(R) addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments.  Under the standard, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

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

The following table presents all share-based compensation costs recognized in our statements of income as part of selling, general and administrative expenses:

	Three Months Ended September 30,
	2006	2005
	(restated, see Note 2)
	Fair Value	Fair Value
Method used to account for share-based compensation
Share-based compensation under SFAS 123(R)	$246,349	$327,889
Tax benefit at effective rate	$46,940	$79,350

A summary of award activity under the Plans as of September 30, 2006 and 2005, and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life

Outstanding at July 1, 2006	792,003	$10.89
Granted	134,262	4.61
Exercised	—	—
Forfeited or expired	2,720	16.86
Outstanding at September 30, 2006	923,545	$9.96	$—	7.7
Outstanding at September 30, 2006 and not yet vested	435,962	$8.35	$—	8.8
Exercisable at September 30, 2006	487,583	$11.40	$—	6.8

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life

Outstanding at July 1, 2005	857,108	$11.93
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2005	857,108	$11.93	$—	8.2
Outstanding at September 30, 2005 and not yet vested	428,437	$12.69	$—	8.4
Exercisable at September 30, 2005	428,671	$11.16	$—	7.8

As of September 30, 2006, there was approximately $1,234,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.4 years.

Unearned Grant Funds – The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Note 4. New Accounting Standards

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

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)—6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FSP No. 46(R)—6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)—6 was be effective for the Company on July 1, 2006. FSP No. 46(R)—6 has had no impact to the Company in the current year.

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

Note 5. Inventories

The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. Inventories consist of the following:

	September 30, 2006	June 30, 2006
	(restated, see Note 2)

Raw material	$4,400,897	$5,143,714
Work-in-process	1,007,166	1,438,794
Finished goods	4,732,808	4,511,274
Packaging supplies	405,945	382,721
	$10,546,816	$11,476,503

The preceding amounts are net of inventory reserves of $1,278,912 and $1,054,498 at September 30, 2006 and June 30, 2006, respectively.

Note 6. Property, Plant and Equipment

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

Note 7. Investment Securities - Available-for-Sale

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

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

	September 30, 2006
	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency	2,835,665	8,202	(27,718)	2,816,149
Asset-Backed Securities	1,333,425	16	(50,524)	1,282,917
Other Investments	500,000	—	—	500,000
	$4,669,090	$8,218	$(78,242)	$4,599,066

	June 30, 2006
	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government Agency	$3,593,368	$15	$(67,510)	3,525,873
Asset-Backed Securities	1,648,981	63	(53,308)	1,595,736
Other Investments	500,000	—	—	500,000
	$5,742,349	$78	$(120,818)	$5,621,609

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

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of September 30, 2006:

	September 30, 2006
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency	5	754,401	(2,089)	718,840	(25,629)	1,473,241	(27,718)
Asset-Backed Securities	13	—	—	1,231,063	(50,524)	1,231,063	(50,524)
Total tempory impaired investment securities	18	$754,401	$(2,089)	$1,949,903	$(76,153)	$2,704,304	$(78,242)

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

Note 8. Note Receivable

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

Note 9. Bank Line of Credit

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

Note 10. Unearned Grant Funds

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

Note 11. Long-Term Debt

Long-term debt consists of the following:

	September 30,	June 30,
	2006	2006
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,204,691	1,221,780
Pennsylvania Department of Community & Economic Development loan	466,590	476,560

Tax-exempt bond loan (PAID)	900,983	955,566
Equipment loan	962,656	1,042,786
Total debt	8,034,920	8,196,692
Less current portion	535,824	546,886

Long term debt	$7,499,096	$7,649,806

On December 13, 2005, the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC) and the Pennsylvania Industrial Development Authority (PIDA). With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan. These loans were with Wachovia Bank. The Company financed $4,500,000 through the Immigrant Investor Program (PIDC Regional Center, LP III). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum. The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006. The remaining $1,250,000 is financed through the PIDA Loan. The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum. The PIDA Loan has $1,204,691 outstanding as of September 30, 2006, and $75,152 is currently due; none of the PIDC Loan is currently due.

An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund. The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum. As of September 30, 2006, $466,590 is outstanding, and $103,485 is currently due.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”). A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds

(the “remarketing agent”). The interest rate fluctuates on a weekly basis. The effective interest rate at September 30, 2006 was 3.9%. At September 30, 2006, the Company has $900,983 outstanding on the Authority loan, of which $36,667 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2006, no portion of the letter of credit has been utilized.

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

Long-term debt amounts due, for the twelve month periods ended September 30 are as follows:

12 month period ended	Amounts Payable
September 30,	to Institutions

2007	$536,000
2008	551,000
2009	562,000
2010	281,000
2011	4,746,000
Thereafter	1,359,000
$8,035,000

Note 12. Income Taxes

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

The provision for federal, state and local income taxes for the three month period ended September 30, 2006 and 2005 was $867,817 (restated) and $1,053,415, respectively, with effective tax rates of 40% and 40%, respectively.

Note 13. Earnings Per Share

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

	Three Months Ended September 30,
	2006		2005
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(restated, see Note 2)
Basic earnings per share factors	$1,298,028	24,147,941	$1,600,976	24,110,790

Effect of dilutive stock options		22,794		6,359

Diluted earnings per share factors	$1,298,028	24,170,735	$1,600,976	24,117,149

Basic earnings per share	$0.05		$0.07
Diluted earnings per share	$0.05		$0.07

The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005 were 736,503 and 825,608, respectively.

Note 14. Comprehensive Income

The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of September 30, 2006 and 2005:

COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	9/30/2006	9/30/2005
	(restated, see Note 2)
Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) on Securities	$50,715	$(69,287)
Tax at effective rate	(20,286)	27,715
Total Unrealized Gain (Loss) on Securities, Net	30,429	(41,572)

Total Other Comprehensive Income (Loss)	30,429	(41,572)
Net Income	1,298,028	1,600,976

Total Comprehensive Income	$1,328,457	$1,559,404

Note 15. Related Party Transactions

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

Note 16. Material Contract with Supplier

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

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Form 10K dated June 30, 2006 – intangible assets for additional disclosure and discussion of this impairment.

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

Note 17. Contingencies

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

	Quarter ended 9/30/05	Fiscal Year ended 6/30/06	Quarter ended 9/30/06
Net DSO (in days)	26.4	67.9	70.8
Gross DSO (in days)	63.0	76.5	73.3

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

Stock Options - Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (123(R)) was adopted effective July 1, 2005. The Company applied the standard using the modified prospective-transition method with no restatement of prior periods.  Prior to July 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. No stock-based employee compensation cost was recognized in the

Statement of Operations for the year ended June 30, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

	September 30, 2006	September 30, 2005
Total share-based compensation expense (restated)	$246,000	$328,000

Total compensation cost related to non-vested awards not yet recognized	$1,234,000	$1,932,000

Weighted average period over which it is to be recognized	1.4 years	1.5 years

Results of Operations - Three months ended September 30, ,2006 compared with three months ended September 30, 2005

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

	Three Months EndedSeptember 30,
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

Cost of sales (excluding amortization of intangible asset) for the first quarter increased 93% to $13,240,000 in Fiscal 2007 from $6,863,000 in Fiscal 2006. The increase is due to the 61% increase in sales which was driven mostly by volume. In addition, new product sales and marketing agreements consisted of products that have higher costs to produce or purchase. Gross profit margins (excluding amortization of intangible asset) for the first quarter of Fiscal 2007 and Fiscal 2006 were 40% and 50%, respectively. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

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

Selling, general and administrative expenses in the first quarter increased 70% to $4,371,575 in Fiscal 2007 from $2,577,000 in Fiscal 2006. The increase is primarily due to $1,300,000 of expenses related to marketing agreements tied to sales of new generic products. The remaining increase in expense is due to additional administrative personnel costs, related to increased headcount, professional fees and computer support fees. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing, and longer lasting impact on the administrative cost structure. Other costs are being incurred to facilitate improvements in the Company’s infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

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

The Company’s income tax expense in the first quarter decreased to $868,000 in Fiscal 2007 from $1,053,000 in Fiscal 2006, with a 40% effective tax rate in both periods.

The Company reported net income of approximately $1,298,000 in the first quarter of Fiscal 2007, or $0.05 basic and diluted income per share, as compared to net income of approximately $1,601,000 in the First Quarter Fiscal 2006, or $0.07 basic and diluted income per share.

Liquidity and Capital Resources

The Company has historically financed its operations by cash flow from operations. At September 30, 2006, working capital was $24,713,000, as compared to $23,446,000 at June 30, 2006, an increase of $672,000. Net cash provided by operating activities of $2,284,000 in the first quarter of Fiscal 2007 is due to net income of $1,298,000, and adjustments for the effects of non-cash items of $2,206,000 and decrease in operating assets and liabilities of $1,220,000. Significant changes in operating assets and liabilities are comprised of:

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

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of September 30, 2006 for the subsequent twelve month periods:

Amounts Payable
Twelve Month Periods	to Institutions
2007	536,000
2008	551,000
2009	562,000
2010	281,000
2011	4,746,000
Thereafter	1,359,000
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

ITEM 4. CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting as of September 30, 2006. As a result of the restatement described in the Explanatory Note and Note 2 to the consolidated financial statements, management has since concluded that, as of September 30, 2006, these controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. As a result of the restatement described in the Explanatory Note and Note 2 to the consolidated financial statements, management has since concluded that the Company did not maintain effective controls over reconciling work-in-process inventory. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the three- months ended September 30, 2006.

Disclosure Control Ineffectiveness

During the fourth quarter of fiscal 2007, we identified a number of production orders that were completed and removed from production in our information system during fiscal 2007, however, such activity was not properly reflected in the corresponding quarterly financial statements. The result was that work in process inventory was overstated and cost of goods sold was understated by $840,000 as of and for the year ended June 30, 2007, with the following quarterly pre tax accounting effect of the misstatement as follows: three months ended September 30, 2006 was $394,000; three months ended December 31, 2006 was $158,000; and three months ended March 31, 2007 was $95,000. At the end of the period management has assessed the controls to not be effective.

Internal Control Over Financial Reporting Weaknesses

Management identified a material weakness with respect to the failure to correctly process inventory and cost of goods sold amounts in the company’s information system in addition to failure to detect such processing error through account reconciliations. Absent control improvements including improved inventory counting procedures and improved account reconciliation procedures, a material misstatement could occur in the annual financial statements as they did occur in the interim financial statements. While we have identified and implemented additional control improvements, such controls were not operating effectively at September 30, 2006.

We have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.

The Company has remediated its material weakness through the following actions:

•                  Including WIP in cycle counting and quarterly count procedures.  The proper execution of inventory cycle counts and period-end inventory counts will add a level of assurance that the balance is correctly stated.

•                  Reconciliation of systems transactions to be performed and reviewed on a monthly basis to ensure that WIP value in inventory systems agrees to WIP value in general ledger accounts.

•                  Revision of monthly closing checklist to include each trial balance account, and identify a specific person responsible for reconciling and reviewing each account as appropriate.

•                  Analysis of detailed WIP inventory, and review of such analysis, to ensure the balance is reasonable in comparison to actual production activities.

•                  Engage SAP consulting experts to review processes that are used to close WIP batches.

Changes in Internal Control Over Financial Reporting

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

LANNETT COMPANY, INC.

Dated: October 9, 2007	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

Dated: October 9, 2007	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	39

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith	40

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith	41