Form 10-Q/A
period 2006-12-31
LANNETT CO INC
filed 2007-10-09
CIK 57725

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

Yes   ☐                                  No ☒

As of September 21, 2007, there were 24,177,118 shares of the issuer’s common stock, $.001 par value, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends and restates Lannett Company Inc.’s quarterly report on Form 10-Q for the three months and six months ended December 31, 2006, as initially filed with the Securities and Exchange Commission on February 7, 2007 (the “Form 10-Q”).

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

Another error was identified in the fourth quarter of Fiscal 2007, resulting from the calculation of stock-based compensation expense. It also affected the first, second and third quarters of Fiscal 2007. We identified in the fourth quarter of Fiscal 2007 that the estimated life of stock options was calculated using the incorrect terms for valuing stock. The result was that stock compensation expense was misstated in each quarter of Fiscal 2007. The three quarters amounted to an overstatement of $52,000 combined.  For further details refer to Note 2 and Item 4.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(unaudited)
	(restated, see Note 2)
ASSETS
Current Assets
Cash	$2,006,530	$468,359
Trade accounts receivable (net of allowance of $250,000 for both periods)	27,171,392	24,921,671
Inventories	8,933,026	11,476,503
Investments AFS - curr. portion	—
Interest receivable	100,285	193,549
Prepaid taxes	2,195,782	3,212,511
Deferred tax assets - current portion	1,461,172	1,461,172
Other current assets	1,771,122	1,753,082
Total Current Assets	43,639,309	43,486,847

Property, plant, and equipment	31,015,842	28,782,350
Less accumulated depreciation	(10,344,231)	(9,136,801)
	20,671,611	19,645,549

Construction in progress	705,203	1,955,508
Investment securities - available for sale	3,771,518	5,621,609
Note receivable	8,529,163	3,182,498
Intangible asset (product rights) - net of accumulated amortization	12,938,835	13,831,168
Deferred tax asset	16,549,009	18,070,674
Other assets	240,746	198,211
TOTAL ASSETS	$107,045,394	$105,992,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$4,609,938	$763,744
Accrued expenses	4,262,256	5,217,894
Unearned grant funds	500,000	500,000
Current portion of long term debt	591,775	546,886
Rebates and chargebacks payable	8,558,558	13,012,084
Total Current Liabilities	18,522,527	20,040,608

Long term debt, less current portion	7,349,491	7,649,806
Deferred tax liability	2,545,734	2,545,734
TOTAL LIABILITIES	28,417,752	30,236,148

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,154,749 and 24,141,325 shares, respectively	24,154	24,141
Additional paid in capital	72,327,719	71,742,402
Retained earnings	6,709,585	4,456,387
Accumulated other comprehensive loss	(39,246)	(72,444)
	79,022,212	76,150,486
Less: Treasury stock at cost - 50,900 shares	(394,570)	(394,570)
TOTAL SHAREHOLDERS’ EQUITY	78,627,642	75,755,916
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$107,045,394	$105,992,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
	(restated, see Note 2)		(restated, see Note 2)
Net sales	$22,916,347	$15,228,767	$44,884,171	$28,870,299
Cost of sales (excluding amortization of intangible asset)	17,402,285	8,063,974	30,642,680	14,926,759
Gross profit	5,514,062	7,164,793	14,241,491	13,943,540

Research and development expenses	1,538,108	2,420,977	3,316,534	3,562,077
Selling, general, & administrative expenses	1,981,664	2,204,916	6,353,241	4,782,051
Amortization of intangible assets	446,166	446,167	892,332	892,333
Operating income	1,548,124	2,092,733	3,679,384	4,707,079

Other income (expense):
Interest expense	(68,369)	(85,441)	(132,393)	(193,444)
Interest income	112,197	99,300	210,805	247,349
	43,828	13,859	78,412	53,905

Income before income tax expense	1,591,952	2,106,592	3,757,796	4,760,984
Income tax expense	636,781	842,518	1,504,598	1,895,933
Net income	$955,171	$1,264,074	$2,253,198	$2,865,051

Basic earnings per share	$0.04	$0.05	$0.09	$0.12
Diluted earnings per share	$0.04	$0.05	$0.09	$0.12

Basic weighted average number of shares	24,154,553	24,125,884	24,151,237	24,122,181
Diluted weighted average number of shares	24,222,515	24,151,222	24,197,946	24,140,863

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-	Retained	Treasury	Accumulated Other Comprehensive Loss,	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Stock	net	Equity
			(restated)	(restated)			(restated)

Balance at June 30, 2006	24,141,325	$24,141	$71,742,402	$4,456,387	$(394,570)	$(72,444)	$75,755,916
Shares issued in connection with employee stock purchase plan	13,424	13	61,270				61,283
Stock Compensation expense			524,047				524,047
Other comprehensive income						33,198	33,198
Net Income (restated)				2,253,198			2,253,198
Balance at December 31, 2006	24,154,749	$24,154	$72,327,719	$6,709,585	$(394,570)	$(39,246)	$78,627,642

(restated, see Note 2)

The accompanying notes to consolidated financial statements are an integral part of this statement.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2006	2005
	(restated, see Note 2)
OPERATING ACTIVITIES:
Net income	$2,253,198	$2,865,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,183,971	1,930,920
Deferred tax expense	1,521,665	867,483
Stock compensation expense	524,047	685,983
Gain from sale of asset	(8,208)	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(6,703,247)	(8,297,320)
Inventories	2,543,477	(901,802)
Prepaid taxes	1,016,729	1,000,000
Prepaid expenses and other assets	32,689	38,800
Accounts payable	3,846,194	259,862
Accrued expenses	(955,625)	1,097,888
Net cash provided by (used in) operating activities	6,254,890	(453,135)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(1,069,188)	(2,678,847)
Proceeds from sale of asset	10,000	—
Sales of investment securities - available for sale	1,883,289	2,249,681
Issuance of note receivable	(5,346,665)	(2,000,000)
Net cash used in investing activities	(4,522,564)	(2,429,166)

FINANCING ACTIVITIES:
Repayments of debt	(255,426)	(7,011,182)
Proceeds from debt, net of restricted cash released	—	5,750,000
Proceeds from issuance of stock	61,271	65,051
Net cash used in financing activities	(194,155)	(1,196,131)

NET INCREASE/(DECREASE) IN CASH	1,538,171	(4,078,432)

CASH, BEGINNING OF PERIOD	468,359	4,165,601
CASH, END OF PERIOD	$2,006,530	$87,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid	$75,051	$193,444
Income taxes paid	$—	$—

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

Note 2.  Fiscal 2007 Restatement

Lannett Company, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2006, to amend and restate financial statements and other financial information for the three months and six months ended December 31, 2006.

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

Another error was identified in the fourth quarter of Fiscal 2007, resulting from the calculation of stock-based compensation expense.  It also affected the first, second and third quarters of Fiscal 2007.   We identified in the fourth quarter of Fiscal 2007 that the estimated life of stock options was incorrectly calculated.  The result was that stock compensation expense was misstated in each quarter of Fiscal 2007.  The affect for the second quarter Fiscal 2007 was an understatement of $19,707.  The three quarters amounted to an overstatement of $52,000 combined

After determining the error did not affect any prior Fiscal years, management recommended to the Audit Committee of the Board of Directors that previously reported financial results from Fiscal 2007 be restated to include the effects of these errors.  The Audit Committee discussed and agreed with this recommendation.  The restatement resulted from a material weakness identified with respect to the failure to correctly process inventory and cost of goods sold amounts in the company’s information system in addition to failure to detect such processing error through account reconciliations.

This current Form 10-Q/A includes the effect of the adjustment from the three months and six months ended December 31, 2006. The following table summarizes the effects of the change on relevant accounts within the Consolidated Balance Sheets and Consolidated Statements of Income:

This current Form 10-Q/A also includes the effect of the year-to-date adjustment, the impact of which is summarized as follows:

	December 31, 2006
	As previously reported	As restated
Consolidated Balance Sheets
Inventories	$9,485,026	$8,933,026
Additional paid in capital	$72,318,937	$72,327,720
Deferred Tax Asset	$16,324,696	$16,549,009

	Three months ended
	December 31, 2006
	As previously reported	As restated
Consolidated Statements of Operations
Cost of sales (excluding amortization of intangible asset)	$17,244,285	$17,402,285
Selling, general and administrative expense	1,961,956	1,981,664

Operating income	1,725,832	1,548,124
Income Tax Expense	707,864	636,781
Net income	$1,061,796	$955,171

per share amounts
Basic earnings per common share	$0.04	$0.04
Diluted earnings per common share	$0.04	$0.04

Basic shares outstanding	24,154,553	24,154,553
Diluted shares outstanding	24,222,515	24,222,515

This current Form 10-Q/A also includes the effect of the year-to-date adjustments, the impact of which is summarized as follows:

	Six months ended
	December 31, 2006
	As previously reported	As restated
Consolidated Statements of Operations
Cost of sales (excluding amortization of intangible asset)	$30,090,680	$30,642,680
Selling, general and administrative expense	6,344,458	6,353,241

Operating income	4,240,166	3,679,383
Income Tax Expense	1,728,911	1,504,598
Net income	$2,589,666	$2,253,198

per share amounts
Basic earnings per common share	$0.11	$0.09
Diluted earnings per common share	$0.11	$0.09

Basic shares outstanding	24,151,237	24,151,237
Diluted shares outstanding	24,197,946	24,197,946

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2006	2005	2006	2005

Migraine Headache	$2,671,000	$3,346,000	$5,162,000	$6,519,000
Epilepsy	1,815,000	3,329,000	4,473,000	6,689,000
Heart Failure	1,000,000	1,518,000	2,503,000	3,266,000
Thyroid Deficiency	12,118,000	3,411,000	18,278,000	7,280,000
Antibacterial	4,428,000	1,598,000	12,090,000	2,036,000
Other	884,000	2,027,000	2,378,000	3,080,000

Total	$22,916,000	$15,229,000	$44,884,000	$28,870,000

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

The following table presents all share-based compensation costs recognized in our statements of income as part of selling, general and administrative expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(restated, see Note 2)		(restated, see Note 2)
Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value
Share-based compensation under SFAS 123(R)	$277,698	$359,301	$524,047	$685,983
Tax benefit	$46,940	$79,350	$93,881	$158,700

Options outstanding that have vested and are expected to vest as of December 31, 2006 are as follows:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life
Vested	564,375	$11.54	$85,274	6.7
Expected to vest	546,550	$7.26	$263,223	9.2
Total	1,110,925	$9.38	$348,497	7.9

A summary of award activity under the Plans as of December 31, 2006 and 2005, and changes during the six months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Outstanding at July 1, 2006	792,003	$10.89		7.3
Granted	353,783	$6.02
Exercised	375	0.75	$2,063
Forfeited or expired	5,720	10.73
Outstanding at December 31, 2006	1,139,691	$9.38	$362,351	7.9
Outstanding at December 31, 2006 and not yet vested	575,316	$7.26	$277,076	9.2
Exercisable at December 31, 2006	564,375	$11.54	$85,274	6.7

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Outstanding at July 1, 2005	857,108	$13.72
Granted	83,500	$5.18
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2005	940,608	$11.33	$340,320	8.2
Outstanding at December 31, 2005 and not yet vested	418,527	$11.17	$245,110	8.4
Exercisable at December 31, 2005	522,081	$11.45	$95,210	7.8

As of December 31, 2006, there was approximately $1,744,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.6 years.  As of December 31, 2005, there was approximately $1,806,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.

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

Note 5.  Inventories

The Company values its inventories at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements.  Inventories consist of:

	December 31, 2006	June 30, 2006
	(restated,see Note 2)
Raw material	$3,938,383	$5,143,714
Work-in-process	965,984	1,438,794
Finished goods	3,631,856	4,511,274
Packaging supplies	396,803	382,721
	$8,933,026	$11,476,503

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

		December 31,	June 30,
	Useful Lives	2006	2006
Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	11,974,573	10,612,954
Machinery and equipment	5 - 10 years	17,981,152	17,109,279
Furniture and fixtures	5 - 7 years	826,703	826,703
		$31, 015,842	$28,782,350

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

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

	December 31, 2006
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency	$2,093,726	$5,976	$(27,234)	$2,072,469
Asset-Backed Securities	1,243,202	6,078	(50,231)	1,199,050
Other Investments	500,000	—	—	500,000
	$3,836,928	$12,055	$(77,465)	$3,771,518

	June 30, 2006
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency	$3,593,368	$15	$(67,510)	3,525,873
Asset-Backed Securities	1,648,981	63	(53,308)	1,595,736
Other Investments	500,000	—	—	500,000
	$5,742,349	$78	$(120,818)	$5,621,609

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

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of December 31, 2006:

	December 31, 2006
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency	6	499,227	(505)	717,740	(26,729)	1,216,968	(27,234)
Asset-Backed Securities	12	—	—	1,074,367	(50,231)	1,074,367	(50,231)
Total tempory impaired investment securities	18	$499,227	$(505)	$1,792,107	$(76,960)	$2,291,335	$(77,465)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At December 31, 2006, there were approximately 18 out of 24 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Realized gains and losses from sale of investment securities have been immaterial for the three and six month periods ended December 31, 2006 and 2005.

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

The provision for federal, state and local income taxes for the three month period ended December 31, 2006 and 2005 was $637,000 (restated, see Note 2) and $843,000, respectively, with effective tax rates of 40% and 40%, respectively.  The provision for federal, state and local income taxes for the six month period ended December 31, 2006 and 2005 was $1,505,000 (restated, see Note 2) and $1,896,000, respectively, with effective tax rates of 40% and 40%, respectively.

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

	Three Months Ended December 31,
	2006		2005
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(restated, see Note 2)
Basic earnings per share factors	$955,171	24,154,533	$1,264,850	24,125,884

Effect of dilutive stock options	—	67,982	—	25,338

Diluted earnings per share factors	$955,171	24,222,515	$1,264,850	24,151,222

Basic earnings per share	$0.04		$0.05
Diluted earnings per share	$0.04		$0.05

The number of anti-dilutive weighted average shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2006 and 2005 were 869,804 and 871,428, respectively.

	Six Months Ended December 31,
	2006		2005
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(restated, see Note 2)
Basic earnings per share factors	$2,253,198	24,151,237	$2,865,051	24,122,181

Effect of dilutive stock options	—	43,448	—	45,590

Diluted earnings per share factors	$2,253,198	24,194,685	$2,865,051	24,167,771

Basic earnings per share	$0.09		$0.12
Diluted earnings per share	$0.09		$0.12

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

Note 14.  Comprehensive Income

The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of December 31, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(restated, see Note 2)		(restated, see Note 2)
Other Comprehensive Income (Loss):
Unrealized Holding Gain (Loss) on Securities	$4,615	$(12,402)	$55,330	$(81,688)
Tax at effective rate	(1,846)	4,961	(22,132)	32,675
Total Unrealized Gain (Loss) on Securities, Net	2,769	(7,441)	33,198	(49,013)

Total Other Comprehensive Income (Loss)	2,769	(7,441)	33,198	(49,013)
Net Income	955,171	1,264,074	2,253,198	2,865,051
Total Comprehensive Income	$957,940	$1,256,633	$2,286,396	$2,816,038

Note 15.  Related Party Transactions

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

Chargebacks - The provision is based upon contracted prices with customers, and the accuracy of this provision is affected by changes in product sales mix and delays in selling products through distributors. This is considered the most significant and complex estimate used in the recognition of revenue. The chargeback is initiated when the Company sells its products to “indirect customers” such as independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations. The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then select wholesalers from which to purchase the products at these contractual prices.

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

Rebates - Rebates are offered to the Company’s key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers’ individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.

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

Other Adjustments - Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.

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

The Company also regularly monitors customer Accounts Receivable (AR) balances through a tool known as Days Sales Outstanding (“DSO”). This calculation for Net DSO begins with the Gross AR less the Rebates and Chargeback reserve. This net amount is then divided by the average daily net sales for the period. The table below shows the results of these calculations for the relevant periods:

	Six Months ended 12/31/05	Fiscal Year ended 6/30/06	Six Months ended 12/31/06
Net DSO (in days)	48	68	74
Gross DSO (in days)	63	77	72

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

	2006	2005
Total share-based compensation expense (restated)	$524,000	$686,000
Total compensation cost related to non-vested awards not yet recognized (restated)	$1,744,000	$1,034,000
Weighted average period over which it is to be recognized	1.6 years	2.0 years

Results of Operations - Three months ended December 31, 2006 compared with three months ended December 31, 2005

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

Cost of sales (excluding amortization of intangible asset) for the second quarter of Fiscal 2007 increased 116% to $17,403,000 from $8,064,000 in Fiscal 2006. The increase is due to the 50% increase in sales which was driven mostly by volume. In addition, new product sales and marketing agreements consisted of products that have higher costs to produce or purchase. Gross profit margins (excluding amortization of intangible asset) for the second quarter of Fiscal 2007 and Fiscal 2006 were 24% and 47%, respectively. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. As can be seen in the mix of increased sales, the greatest increases are of products that are distributed, and not manufactured. These costs have caused the margin percentage to decrease. These changes may affect the gross profit percentage in future periods.

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

Selling, general and administrative expenses in the second quarter decreased 10% to $1,982,000 in Fiscal 2007 from $2,205,000 in Fiscal 2006. The decrease is primarily due to the buildup of infrastructure in the prior year, and decreased costs of compliance with Sarbanes-Oxley. This buildup in the prior year has resulted in current year savings in consulting and other outside services. Other costs are being incurred to facilitate improvements in the Company’s infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

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

The Company’s income tax expense in the second quarter decreased to $637,000 in Fiscal 2007 from $843,000 in Fiscal 2006, with a 40% effective tax rate in both periods.

The Company reported net income of $955,000 in the second quarter of Fiscal 2007, or $0.04 basic and diluted income per share, as compared to net income of $1,264,000 in the second quarter of Fiscal 2006, or $0.05 basic and diluted income per share.

Results of Operations - Six months ended December 31, 2006 compared with six months ended December 31, 2005

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

Cost of sales (excluding amortization of intangible asset) for the first six months increased 105% to $30,643,000 in Fiscal 2007 from $14,927,000 in Fiscal 2006. The increase is due to the 55% increase in sales which was driven mostly by volume. In addition, new product sales and marketing agreements that were entered consisted primarily of products that have higher costs to produce or purchase, increasing the cost of sales percentage. Gross profit margins (excluding amortization of intangible asset) for the first six months of Fiscal 2007 and Fiscal 2006 were 32% and 48%, respectively. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

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

Selling, general and administrative expenses in the first six months increased 33% to $6,354,000 in Fiscal 2007 from $4,782,000 in Fiscal 2006. Almost the entire increase is due to $1,230,000 of expenses incurred in Fiscal 2007 that relate to marketing agreements tied to sales of new generic products. The remaining increase in expense is due to additional administrative personnel costs, related to increased headcount, professional fees and computer support fees. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing, and longer lasting impact on the administrative cost structure. Other costs are being incurred to facilitate improvements in the Company’s infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

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

The Company’s income tax expense in the first six months decreased to $1505,000 in Fiscal 2007 from $1,896,000 in Fiscal 2006, with a 40% effective tax rate in Fiscal 2007 and 39.8% effective tax rate in Fiscal 2006.

The Company reported net income of $2,253,000 in the first six months of Fiscal 2007, or $0.09 basic and diluted income per share, as compared to net income of $2,865,000 in the first six months Fiscal 2006, or $0.12 basic and diluted income per share.

Liquidity and Capital Resources

The Company has historically financed its operations by cash flow from operations. At December 31, 2006, working capital was $25,117,000, as compared to $22,862,000 at June 30, 2006, an increase of $1,671,000. Net cash provided by operating activities of $6,255,000 in the first six months of Fiscal 2007 is due to net income of

$2,253,000, and adjustments for the effects of non-cash items of $4,221,000 and decrease in operating assets and liabilities of $220,000. Significant changes in operating assets and liabilities are comprised of:

•                  Trade accounts receivable net of rebates and chargebacks payable decreased $6,703,000 due to an increase in processing of usual and customary chargeback and rebate credits claimed by customers;

•                  A $2,543,000 decrease in inventories resulting from increased demand for products,

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

ITEM 4. CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting as of December 31, 2006. As a result of the restatement described in the Explanatory Note and Note 2 to the consolidated financial statements, management has since concluded that, as of December 31, 2006, these controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. As a result of the restatement described in the Explanatory Note and Note 2 to the consolidated financial statements, management has since concluded that the Company did not maintain effective controls over reconciling work-in-process inventory. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the three- months ended and six- months ended December 31, 2006.

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

Internal Control Over Financial Reporting Weaknesses

Management identified a material weakness with respect to the failure to correctly process inventory and cost of goods sold amounts in the company’s information system in addition to failure to detect such processing error through account reconciliations. Absent control improvements including improved inventory counting procedures and improved account reconciliation procedures, a material misstatement could occur in the annual financial statements as they did occur in the interim financial statements. While we have identified and implemented additional control improvements, such controls were not operating effectively at December 31, 2006.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-QA is shown on the Exhibit Index filed herewith.

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