Form 10-Q/A
period 2007-03-31
LANNETT CO INC
filed 2007-10-09
CIK 57725

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (the “Amendment”) amends and restates Lannett Company Inc.’s quarterly report on Form 10-Q for the three months and nine months ended March 31, 2007, as initially filed with the Securities and Exchange Commission on May 7, 2007 (the “Form 10-Q”).

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

An additional correction resulting from the impairment of the Cody Laboratories, Inc. (“Cody Labs”) note receivable was included in this Form 10-Q/A.  Subsequent to filing Form 10-Q from March 31, 2007, the Company completed a third-party valuation of Cody Labs.  The valuation concluded that the fair market value of Cody Labs as of March 31, 2007 was less than the note receivable amount outstanding as of March 31, 2007.  As a result, this impairment of the note receivable is being recorded as of March 31, 2007.  The restatement includes the loss on impairment of $7,775,890 in the quarter ended March 31, 2007.  For further details, refer to Note 2 and Item 4.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30,2006
	(unaudited)
	(restated, see Note 2)
ASSETS
Current Assets
Cash	$4,316,849	$468,359
Trade accounts receivable (net of allowance of $250,000 for both periods)	29,057,307	24,921,671
Inventories	12,411,532	11,476,503
Interest receivable	81,309	193,549
Prepaid taxes	2,846,023	3,212,511
Deferred tax assets - current portion	1,461,172	1,461,172
Other current assets	1,853,514	1,753,082
Total Current Assets	52,027,706	43,486,847

Property, plant and equipment	31,854,565	28,782,350
Less accumulated depreciation	(11,007,325)	(9,136,801)
	20,847,240	19,645,549

Construction in progress	746,700	1,955,508
Investment securities - available for sale	3,780,094	5,621,609
Note receivable	2,733,846	3,182,498
Intangible asset (product rights) - net of accumulated amortization	12,492,668	13,831,168
Deferred tax asset	17,366,548	18,070,674
Other assets	231,832	198,211
TOTAL ASSETS	$110,226,634	$105,992,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$9,403,063	$763,744
Accrued expenses	5,737,048	5,217,894
Unearned grant funds	500,000	500,000
Current portion of long term debt	597,287	546,886
Rebates and chargebacks payables	11,847,254	13,012,084
Total Current Liabilities	28,084,652	20,040,608

Long term debt less current portion	7,193,145	7,649,806
Deferred tax liabilities	2,545,734	2,545,734
TOTAL LIABILITIES	37,823,531	30,236,148
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,165,325 and 24,141,325 shares, respectively	24,165	24,141
Additional paid in capital	72,708,625	71,742,402
Retained earnings	102,225	4,456,387
Accumulated other comprehensive loss	(37,342)	(72,444)
	72,797,673	76,150,486
Less: Treasury stock at cost - 50,900 shares	(394,570)	(394,570)
TOTAL SHAREHOLDERS’ EQUITY	72,403,103	75,755,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,226,634	$105,992,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
	(restated, see Note 2)		(restated, see Note 2)
Net sales	$20,302,576	$15,737,180	$65,186,747	$44,607,481
Cost of sales (excluding amortization of intangible asset)	14,127,421	9,404,156	44,770,101	24,330,916
Gross profit	6,175,155	6,333,024	20,416,646	20,276,565

Research and development expenses	2,269,677	1,252,108	5,586,213	4,814,186
Selling, general & administrative expenses	3,132,486	2,554,595	9,485,724	7,332,135
Amortization of intangible assets	446,166	446,166	1,338,498	1,338,499
Loss on impairment	7,775,890	—	7,775,890	—
Operating (loss) income	(7,449,064)	2,080,155	(3,769,679)	6,791,745

Other income (expense):
Interest expense	(76,102)	(65,446)	(208,497)	(249,671)
Interest income	99,000	96,352	309,805	333,540
	22,898	30,906	101,308	83,869

Income (loss) before income tax (benefit) expense	(7,426,166)	2,111,061	(3,668,371)	6,875,614
Income tax (benefit) expense	(818,807)	856,402	685,791	2,752,335
Net (loss) income	$(6,607,359)	$1,254,659	$(4,354,162)	$4,123,279

Basic (loss) earnings per share	$(0.27)	$0.05	$(0.18)	$0.17
Diluted (loss) earnings per share	$(0.27)	$0.05	$(0.18)	$0.17

Basic weighted average number of shares	24,164,385	24,135,723	24,155,556	24,126,588
Diluted weighted average number of shares	24,164,385	24,201,162	24,155,556	24,174,198

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-	Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	in Capital	Earnings	Stock	Loss, net	Equity
				(restated)	(restated)		(restated)
Balance at June 30, 2006	24,141,325	$24,141	$71,742,402	$4,456,387	$(394,570)	$(72,444)	$75,755,916
Shares issued in connection with employee stock purchase plan and exercise of stock options	24,000	24	109,355				109,379
Stock compensation expense (restated)			856,868				856,868
Other comprehensive income						35,102	35,102
Net (loss) income (restated)				(4,354,162)			(4,354,162)
Balance at March 31, 2007 (restated, see Note 2)	24,165,325	$24,165	$72,708,625	$102,225	$(394,570)	$(37,342)	$72,403,103

The accompanying notes to consolidated financial statements are an integral part of this statement.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	2007	2006
	(restated, see Note 2)
OPERATING ACTIVITIES:
Net (loss) income	$(4,354,162)	$4,123,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,293,232	2,918,531
Deferred tax expense	704,125	—
Stock compensation expense	856,868	1,072,071
Gain from sale of asset	(8,208)	—
Loss on impairment	7,775,890	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(5,188,226)	(8,980,283)
Inventories	(935,028)	(1,710,493)
Prepaid taxes	366,488	2,756,561
Prepaid expenses and other assets	(134,053)	(229,619)
Accounts payable	8,639,319	105,461
Accrued expenses	519,154	2,199,501
Net cash provided by operating activities	11,535,399	2,255,009

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(1,949,407)	(4,033,852)
Proceeds from sale of asset	10,000	—
Proceeds from sale of investment securities - available for sale	1,876,617	2,244,751
Issuance of note receivable	(7,327,238)	(2,000,000)
Net cash used in investing activities	(7,390,028)	(3,789,101)

FINANCING ACTIVITIES:
Repayments of debt	(406,260)	(7,266,310)
Proceeds from grant funding		—
Proceeds from debt, net of restricted cash released	—	6,250,000
Proceeds from issuance of stock	109,379	114,727
Net cash used in financing activities	(296,881)	(901,583)

NET INCREASE/(DECREASE) IN CASH	3,848,490	(2,435,675)

CASH, BEGINNING OF PERIOD	468,359	4,165,601
CASH, END OF PERIOD	$4,316,849	$1,729,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$121,833	$231,853
Income taxes paid	$650,000	$—

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

Note 2. Fiscal 2007 Restatement

Lannett Company, Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2007, to amend and restate financial statements and other financial information for the three months and nine months ended March 31, 2007.

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

Another error was identified in the fourth quarter of Fiscal 2007, resulting from the calculation of stock-based compensation expense. It also affected the first, second and third quarters of Fiscal 2007. We identified in the fourth quarter of Fiscal 2007 that the estimated life of stock options was incorrectly calculated. The result was that stock compensation expense was misstated in each quarter of Fiscal 2007. The affect for the third quarter Fiscal 2007 was an overstatement of $60,391. The three quarters amounted to an overstatement of $52,000 combined.

An additional correction of an error resulting from the impairment of the Cody Laboratories, Inc. note receivable has been included in this Form 10-Q/A.  Subsequent to filing Form 10-Q from March 31, 2007, the Company completed a third-party valuation of Cody Labs.  The valuation concluded that the fair market value of Cody Labs as of March 31, 2007 was less than the note receivable amount outstanding as of March 31, 2007.  As a result, this impairment of the note receivable is being recorded as of March 31, 2007.  The restatement includes the loss on impairment of $7,775,890 in the quarter ended March 31, 2007.  See Note 18 – Subsequent Event for more information relating to the acquisition.  The impairment of $7,775,890 is the difference between the amount outstanding from Cody Labs as of March 31, 2007 and the net assets of Cody Labs as of April 10, 2007.

This current Form 10-Q/A includes the effect of the adjustment from the three months and nine months ended March 31, 2007. The following table summarizes the effects of the change on relevant accounts within the Consolidated Balance Sheets and Consolidated Statements of Income:

	March 31, 2007
	As previously reported	As restated
Consolidated Balance Sheets
Inventories	$13,058,531	$12,411,531
Note receivable	$10,509,736	$2,733,846
Additional paid in capital	$72,760,233	$72,708,625
Deferred Tax Asset - Long Term	$16,169,695	$17,366,548

	Three months ended March 31, 2007
	As previously reported	As restated
Consolidated Statements of Operations
Cost of sales (excluding amortization of intangible asset)	$14,032,421	$14,127,421
Selling, general and administrative expense	$3,192,877	$3,132,486
Loss on impairment	$—	$7,775,890
Operating income (loss)	$361,435	$(7,449,064)
Income tax expense (benefit)	$153,733	$(818,807)
Net income (loss)	$230,600	$(6,607,359)

per share amounts
Basic earnings (loss) per common share	$0.01	$(0.27)
Diluted earnings (loss) per common share	$0.01	$(0.27)

Basic shares outstanding	24,164,385	24,164,385
Diluted shares outstanding	24,218,406	24,164,385

This current Form 10-Q/A also includes the effect of the year-to-date adjustment, the impact of which is summarized as follows:

	Nine months ended
	March 31, 2007
	As previously reported	As restated
Consolidated Statements of Operations
Cost of sales (excluding amortization of intangible asset)	$44,123,101	$44,770,101
Selling, general and administrative expense	$9,537,333	$9,485,724
Loss on impairment	$—	$7,775,890
Operating income (loss)	$4,601,602	$(3,769,679)
Income tax expense	$1,882,644	$685,791
Net income (loss)	$2,820,266	$(4,354,162)

per share amounts
Basic earnings (loss) per common share	$0.12	$(0.18)
Diluted earnings (loss) per common share	$0.12	$(0.18)

Basic shares outstanding	24,155,556	24,155,556
Diluted shares outstanding	24,205,347	24,155,556

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

Deferred Debt Acquisition Costs - Costs incurred in connection with obtaining financing are amortized by the straight-line method over the term of the loan arrangements. These costs are included in interest expense in the Consolidated Statements of Income. Amortization expense for debt acquisition costs for the three months ended March 31, 2007 and 2006 was approximately $9,000 in both periods, and for the nine months ended March 31, 2007 and 2006 was approximately $27,000 and $ 51,000, respectively

Shipping and Handling Costs – The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.

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

The following table presents all share-based compensation costs recognized in our statements of income as part of selling, general and administrative expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(restated)		(restated)
Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value
Share-based compensation under SFAS 123(R)	$332,821	$386,088	$856,868	$1,072,071
Tax benefit	$46,940	$79,350	$140,821	$238,050

Options outstanding that have vested and are expected to vest as of March 31, 2007 are as follows:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life

Options vested	611,052	$11.24	$23,425	6.6
Options expected to vest	495,310	$7.19	$68,367	9.0
Total vested and expected to vest	1,106,362	$9.37	$91,792	7.7

A summary of award activity under the Plans as of March 31, 2007 and 2006, and changes during the nine months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Outstanding at July 1, 2006	792,003	$10.89		7.3
Granted	353,783	$6.02
Exercised	375	$0.75	$2,063
Forfeited or expired	12,980	$10.56
Outstanding at March 31, 2007	1,132,431	$9.38	$95,390	7.7
Outstanding at March 31, 2007 and not yet vested	521,379	$7.19	$71,965	9.0
Exercisable at March 31, 2007	611,052	$11.24	$23,425	6.6

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Awards	Price	Value	Contractual Life
Outstanding at July 1, 2005	857,108	$13.72
Granted	108,500	$6.07
Exercised	1,000	$4.63
Forfeited or expired	—	—
Outstanding at March 31, 2006	964,608	$11.25	$375,460	7.6
Outstanding at March 31, 2006 and not yet vested	388,721	$11.40	$250,605	8.0
Exercisable at March 31, 2006	575,887	$11.14	$124,855	7.4

As of March 31, 2007, there was approximately $1,429,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.6 years.  As of March 31, 2006, there was approximately $1,568,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.

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

Note 5. Inventories

The Company values its inventories at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. Inventories consist of:

	March 31, 2007	June 30, 2006
	(restated)
Raw Material	$3,866,139	$5,143,714

Work-in-process	1,119,714	1,438,794

Finished Goods	7,139,322	4,511,274

Packaging Supplies	286,357	382,721

	$12,411,532	$11,476,503

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

		March 31,	June 30,
	Useful Lives	2007	2006
Land	—	$233,414	$233,414
Building and improvements	10 - 39 years	11,999,630	10,612,954
Machinery and equipment	5 - 10 years	18,784,259	17,109,279
Furniture and fixtures	5 - 7 years	837,262	826,703
		$31, 854,565	$28,782,350

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

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

	March 31, 2007
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	FairValue
U.S. Government Agency	$2,202,811	$11,555	$(25,795)	$2,188,571
Asset-Backed Securities	1,139,520	15	(48,012)	1,191,523
Other Investments	500,000	—	—	500,000
	$3,842,331	$11,570	$(73,807)	$3,780,094

	June 30, 2006
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	FairValue
U.S. Government Agency	$3,593,368	$15	$(67,510)	3,525,873
Asset-Backed Securities	1,648,981	63	(53,308)	1,595,736
Other Investments	500,000	—	—	500,000
	$5,742,349	$78	$(120,818)	$5,621,609

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

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of March 31, 2007:

	March 31, 2007
		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government Agency	4	39,508	(16)	718,691	(25,779)	758,199	(25,795)
Asset-Backed Securities	13	47,248	(911)	995,891	(47,101)	1,043,139	(48,012)
Total tempory impaired
investment securities	17	$86,756	$(927)	$1,714,581	$(72,880)	$1,801,337	$(73,807)

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

Note 8. Note Receivable (restated)

A loan agreement with Cody Laboratories, Inc. (“Cody Labs”) was entered in July 2005.  On April 10, 2007, subsequent to March 31, 2007, the Company acquired all remaining outstanding stock in Cody Labs, in exchange for this note receivable plus other consideration.  Terms of the acquisition are detailed more fully in Note 18 – Subsequent Event.  In the original loan agreement, the Company loaned Cody Labs $2.0 million to finance general business activities.  Additional loans had been made to Cody Labs since the loan was initiated.  The balance owed by Cody was approximately $10.5 million at March 31, 2007.  The initial $2.0 million note receivable was backed by a promissory note and a security interest in substantially all of Cody Labs’ assets.  Interest on this principal balance was stated at 10% per annum for the first three years.  The agreement called for Cody Labs to pay all interest that had accrued and was due and owing on the initial note on the first, second and third anniversary date of this Agreement.  Cody Labs requested an extension to the first interest payment, which was due in July 2006.  Cody Labs made this interest payment in January 2007.

The Company determined this note was impaired on March 31, 2007. A total of $11.7 million advanced to Cody Labs was composed of $10.5 million note receivable and $1.2 million in prepayments, which were included in other assets. A valuation of Cody Labs as of the acquisition date, April 10, 2007, was obtained.  From that valuation, management concluded that, as of March 31, 2007, the net assets of Cody Labs were less than the note receivable and prepayment amounts outstanding.  The impairment of $7,775,890 is the difference between the amounts outstanding from Cody Labs and the net assets of Cody Labs as of March 31, 2007.

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

Long-term debt amounts due, for the twelve month periods ended March 31 are approximately as follows:

12 month period ended March 31,	Amount payable to Institution

2007	$597,000
2008	607,000
2009	462,000
2010	4,810,000
2011	214,000
Thereafter	1,100,000

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

The (benefit) provision for federal, state and local income taxes for the three month period ended March 31, 2007 and 2006 was $(818,807) (restated, see Note 2) and $856,402, respectively, with an effective tax rate of 41%.  The provision for federal, state and local income taxes for the nine month period ended March 31, 2007 and 2006 was $685,791 (restated, see Note2) and $2,752,335, respectively, with effective tax rates of (18.7%) and 40%, respectively.

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

	Three Months Ended March 31
	2007		2006
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(restated, see Note 2)
Basic (loss) earnings per share factors	$(6,607,359)	24,164,385	$1,254,659	24,135,723

Effect of dilutive stock options		—		65,439

Diluted (loss) earnings per share factors	$(6,607,359)	24,164,385	$1,254,659	24,201,162

Basic (loss) earnings per share	$(0.27)		$0.05
Diluted (loss) earnings per share	$(0.27)		$0.05

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006 were 1,132,431 and 760,358 respectively.

	Nine Months Ended March 31
	2007		2006
	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
	(restated, see Note 2)
Basic (loss) earnings per share factors	$(4,354,162)	24,155,556	$4,123,279	24,126,588

Effect of dilutive stock options		—		47,610

Diluted (loss) earnings per share factors	$(4,354,162)	24,155,556	$4,123,279	24,174,198

Basic (loss) earnings per share	$(0.18)		$0.17
Diluted (loss) earnings per share	$(0.18)		$0.17

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2007 and 2006 were 1,132,431 and 760,358, respectively.

Note 14.  Comprehensive Income

The Company’s other comprehensive loss is comprised of unrealized losses on investment securities classified as available-for-sale. The components of comprehensive income and related taxes consisted of the following as of March 31, 2007 and 2006:

	For the Three Months Ended		For the Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
	restated		restated
Other Comprehensive (Loss) Income:
Unrealized Holding Gain (Loss) on Securities	$3,173	$(19,244)	$58,503	$(100,933)
Tax at effective rate	(1,269)	7,698	(23,401)	41,533
Total Unrealized Gain (Loss) on Securities, Net	1,904	(11,546)	35,102	(59,400)

Total Other Comprehensive Income (Loss)	1,904	(11,546)	35,102	(59,400)
Net (loss) income (restated)	(6,607,359)	1,254,659	(4,354,162)	4,123,279
Total Comprehensive (Loss) Income	$(6,605,455)	$1,243,113	$(4,319,060)	$4,063,879

Note 15.  Related Party Transactions

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

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005.  Refer to Form 10-K dated June 30, 2006, Note 1 — Intangible Assets for additional disclosure and discussion of this impairment.

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

Note 18.  Subsequent Event

On April 10, 2007, the Company acquired Cody Laboratories, Inc. (“Cody Labs”) by purchasing all of the remaining shares of common stock of Cody Labs. The Company initially acquired a 12.5% direct interest in Cody Labs in July 2005.  Cody Labs was a privately-owned manufacturer and supplier of bulk active pharmaceutical ingredients.  Cody Labs’ results of operations will be included in the Company’s consolidated financial statements from the date of acquisition, and will be reported in the June 30, 2007 annual report.

The consideration for the April 10, 2007 acquisition was 120,000 contingent shares of Lannett common stock plus the forgiveness of notes receivable and prepayments.  In accordance with the agreement, the consideration of 120,000 contingent shares of unregistered Lannett common stock is issuable upon Cody Labs receiving a license from a regulatory agency.

The Company acquired all outstanding stock in this supplier in order to expand the breadth of its product offerings, and to maximize the profit margin on these products being offered.

On March 31, 2007, the Company determined the total $11.7 million then advanced to this supplier, composed of the $10.5 million note receivable and the $1.2 million prepayments, exceeded the value of Cody Labs’ net assets by $7.8 million.  Impairment on the notes receivable was recorded effective March 31, 2007, representing the difference between the notes receivable from Cody Labs and the net assets of Cody Labs.

The Company accounted for the transaction by following the guidance under SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring and under the purchase method of accounting as provided in SFAS 141, Business Combinations.

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

The Company also regularly monitors customer Accounts Receivable (AR) balances through a tool known as Days Sales Outstanding (“DSO”).  This calculation for Net DSO begins with the Gross AR less the Rebates and Chargeback reserve. This net amount is then divided by the average daily net sales for the period.  The table below shows the results of these calculations for the relevant periods:

	Nine Months ended 3/31/06	Fiscal Year ended 6/30/06	Nine Months ended 3/31/07
Net DSO (in days)	52	68	75
Gross DSO (in days)	76	77	79

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

	2007	2006
Total share-based compensation expense (restated)	$857,000	$1,072,000
Total compensation cost related to non-vested awards not yet recognized (restated)	$1,429,000	$1,568,000
Weighted average period over which it is to be recognized	1.6 years	1.4 years

Results of Operations - Three months ended March 31, 2007 compared with three months ended March 31, 2006

Net sales for the three months ended March 31, 2007 (“Fiscal 2007”) increased 33% to $20,303,000 from $15,737,000 for the three months ended March 31, 2006 (“Fiscal 2006”). The increase was primarily due to greater demand for generic medication used to treat thyroid deficiency, greater demand for generic antibiotics, and new products that were approved by the FDA in the current or previous year.  The Company was able to increase sales of thyroid medication through a new customer acquisition and expanded sales to existing customers.  In the prior year, the thyroid medications were declining, due to a delay in the AB rating of Levothyroxine.  In the current year, the increase is likely due to Lannett’s ability to provide the product quickly and cost effectively to all of our customers.  The following table highlights the reasons for the increase, and the percentage each area had on the overall increase of $4,556,000:

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

The increase in sales to wholesaler/distributor customers is due mainly to current year improvement over prior year issues associated with Levothyroxine Sodium tablets.   Excess product already at customer locations in 2005 resulted in sales declines in the quarter ended March 31, 2006.  In the quarter ended March 31, 2007, the excess inventory and returns of this product were no longer an issue, and the product was again being sold on a regular basis.  Retail chain sales improved over the prior year because of a new customer agreement entered during the quarter ended March 31, 2007.

Cost of sales (excluding amortization of intangible asset) for the third quarter of Fiscal 2007 increased 50% to $14,127,000 from $9,404,000 in Fiscal 2006. The increase is due to the 30% increase in sales which was driven mostly by volume.  In addition, new product sales and marketing agreements consisted of products that have higher costs to produce or purchase.  Gross profit margins (excluding amortization of intangible asset) for the third quarter of Fiscal 2007 and Fiscal 2006 were 30% and 40%, respectively.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future.  Changes in the future sales product mix may also occur.  As can be seen in the mix of increased sales, the greatest increases are of products that are distributed, and not manufactured.  These costs have caused the margin percentage to decrease.  These changes may affect the gross profit percentage in future periods.

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

Selling, general and administrative expenses in the third quarter increased 23% to $3,132,000 in Fiscal 2007 from $2,555,000 in Fiscal 2006.  The significant portion of the increase is due to $.6 million of expenses incurred in Fiscal 2007 that relate to marketing agreements tied to sales of new generic products.  Other increases in personnel and legal costs have been offset by reductions in other professional fees.  Other costs will continue to be incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

Amortization expense for the intangible asset for the three months ended March 31, 2007 and 2006 was approximately $446,000 for each period.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.  For the remaining seven years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

The Company determined, during the three months ended March 31, 2007, that the Cody Labs receivables were impaired by approximately $7,776,000.  An independent valuation was obtained as of April 10, 2007. After that valuation was received, management concluded that the net assets of Cody Labs as of March 31, 2007 were less than the note receivable and prepayments outstanding as of March 31, 2007.  The impairment of $7,775,890 is the difference between the amount outstanding from Cody Labs of March 31, 2007 and the value of net assets of Cody Labs.

The Company’s interest expense in the third quarter increased to $76,000 in Fiscal 2007 from $65,000 in Fiscal 2006 as a result of an increase interest rates over the prior year.  Interest income in the third quarter increased marginally to $99,000 in Fiscal 2007 from $96,000 in Fiscal 2006.

The Company had an income tax benefit in the third quarter that amounted to $819,000 in Fiscal 2007 compared to an income tax expense of $856,000 in Fiscal 2006, with an 11% and 41% effective tax rate, respectively.

The Company reported a net loss of $6,607,000 in the third quarter of Fiscal 2007, or $0.27 basic and diluted loss per share, as compared to net income of $1,255,000 in the third quarter of Fiscal 2006, or $0.05 basic and diluted income per share.

Results of Operations - Nine months ended March 31, 2007 compared with nine months ended March 31, 2006

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

The increase in sales to wholesaler/distributor customers is due mainly to improvement in sales of generic medication used in the treatment of thyroid deficiency.  The prior year sales were affected by lower-than-expected demand and lower sales to wholesalers.  In the nine months ended March 31, 2006, the excess inventory and returns of this product were no longer an issue, and the product was again being sold on a regular basis.  In addition, a newly marketed product has been offered in Fiscal 2007 which has increased sales through all channels.  Retail Chain sales of the thyroid medication also increased, a result of a new customer agreement entered during the current fiscal year.

Cost of sales (excluding amortization of intangible asset) for the first nine months increased 84% to $44,770,000 in Fiscal 2007 from $24,331,000 in Fiscal 2006. The increase is due to the 46% increase in sales which was driven mostly by volume.  In addition, new product sales obtained through marketing agreements have a higher cost of sales percentage, 55% on average, replacing declining manufactured product sales which historically had a much lower cost of sales percentage, and higher profit margins.  Gross profit margins (excluding amortization of intangible asset) for the first nine months of Fiscal 2007 and Fiscal 2006 were 31% and 45%, respectively.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future.  Changes in the future sales product mix may also occur.  These changes may affect the gross profit percentage in future periods.

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

Selling, general and administrative expenses in the first nine months increased 29% to $9,486,000 in Fiscal 2007 from $7,332,000 in Fiscal 2006.  The significant portion of the increase is due to $1.8 million of expenses incurred in Fiscal 2007 that relate to marketing agreements tied to sales of new generic products.  The remaining increase in expense is due to additional administrative personnel costs, related to increased headcount, professional fees and computer support fees.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

Amortization expense for the intangible asset for the nine months ended March 31, 2007 and 2006 was approximately $1,338,000 for each period.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.

The Company determined, during the nine months ended March 31, 2007, that the Cody Labs receivables were impaired by approximately $7,776,000.  An independent valuation was obtained as of April 10, 2007. After that valuation was received, management concluded that the net assets of Cody Labs as of March 31, 2007 were less than the note receivable and prepayments outstanding as of March 31, 2007.  The impairment of $7,775,890 is the difference as of March 31, 2007 between the amount outstanding from Cody Labs and the value of net assets of Cody Labs.

The Company’s interest expense in the first nine months decreased to $208,000 in Fiscal 2007 from $250,000 in Fiscal 2006 primarily as a result of a decrease in principal balances.  Interest income in the first nine months decreased to $310,000 in Fiscal 2007 from $334,000 in Fiscal 2006.

The Company’s income tax expense in the first nine months decreased to $686,000 in Fiscal 2007 from $2,752,000 in Fiscal 2006, with a 40% effective tax rate in Fiscal 2006.  Timing differences relating to tax treatment of the impairment has led the Company to record income tax expense even though the Company has recorded a net loss before taxes.

The Company reported net loss of $4,354,000 in the first nine months of Fiscal 2007, or $0.18 basic and diluted loss per share, as compared to net income of $4,123,000 in the first nine months Fiscal 2006, or $0.17 basic and diluted income per share.

Liquidity and Capital Resources

The Company has historically financed its operations by cash flow from operations.  At March 31, 2007, working capital was $23,943,000, as compared to $23,446,000 at June 30, 2006, an increase of $497,000.  Net cash provided by operating activities of $11,535,000 in the first nine months of Fiscal 2007 is due to net loss of $4,354,000, and adjustments for the effects of non-cash items of $12,622,000 and increase in operating assets and liabilities of $3,268,000.  Significant changes in operating assets and liabilities are comprised of:

•      Trade accounts receivable net of rebates and chargebacks payable increased $5,188,000 due to an increase in sales;

•      A $935,000 increase in inventories resulting from increased demand for distributed products;

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

ITEM 4.                  CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting as of March 31, 2007. As a result of the restatement described in the Explanatory Note and Note 2 to the consolidated financial statements, management has since concluded that, as of March 31, 2007, these controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. As a result of the restatement described in the Explanatory Note and Note 2 to the consolidated financial statements, management has since concluded that the Company did not maintain effective controls over reconciling work-in-process inventory and accounting for non-routine transactions. These control deficiencies resulted in the restatement of the Company’s consolidated financial statements as of and for the three months and nine months ended March 31, 2007.  At the end of the period management has assessed the controls to not be effective.

Internal Control Over Financial Reporting Weaknesses

Management identified a material weakness with respect to the failure to correctly process inventory and cost of goods sold amounts in the company’s information system in addition to failure to detect such processing error through account reconciliations. Absent control improvements including improved inventory counting procedures and improved account reconciliation procedures, a material misstatement could occur in the annual financial statements as they did occur in the interim financial statements. While we have identified and implemented additional control improvements, such controls were not operating effectively at March 31, 2007.

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

Management identified a material weakness with respect to the recording an impairment of the loans to Cody Labs during the proper interim reporting period.  Absent control improvements including document review and  financial evaluation of all contracts and agreements, a material misstatement could occur in the annual financial statements as they did occur in the interim financial statements. While we have identified and implemented additional control improvements, such controls were not operating effectively at March 31, 2007.

We have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.

The Company has remediated its material weakness through the following actions:

•      Formalize and enforce company policy to require either CEO or CFO signature on all material company contracts.

•      Formalize and enforce company policy to require legal review of all material Lannett contracts prior to execution.

•      Formalize and enforce company policy to require all material Lannett contracts are provided to Lannett’s Corporate Controller and CFO in a timely manner to allow for appropriate accounting review and analysis.

•      Request that Lannett’s outside attorney provide management with a quarterly report identifying all Lannett contracts reviewed during that quarter.

•      Lannett’s Disclosure Committee will review the outside attorney provided quarterly report to determine materiality and appropriate disclosure.

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