Form 10-K
period 2007-06-30
LANNETT CO INC
filed 2007-10-09
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Yes ☐  No ☒

Aggregate market value of Common stock held by non-affiliates of the Registrant, as of December 31, 2006 was $150,967,181 based on the closing price of the stock on the American Stock Exchange.

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

General

Lannett Company, Inc. (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania, and reincorporated in 1991 as a Delaware corporation. We develop, manufacture, market and distribute generic versions of pharmaceutical products. The Company reports financial information on a quarterly and fiscal year basis, the most recent being the fiscal year ended June 30, 2007. All references herein to a fiscal year refer to the Company’s fiscal year ending June 30.

The Company is focused on increasing our share of the generic pharmaceutical market. We were able to increase net sales during fiscal 2007 by adding new products, and by increasing sales under existing distribution agreements. We plan to improve our financial performance by expanding our line of generic products, increasing unit sales to current customers and reducing overhead and administrative costs. Some of the new generic products sold by Lannett were developed and are manufactured by Lannett while other products are manufactured by other companies. The products manufactured by Lannett and those manufactured by others are identified in the section entitled “Products” in Item 1 of this Form 10-K.

Over the past several years, Lannett has consistently devoted resources to research and development (R&D) projects, including new generic product offerings. The costs of these R&D efforts are expensed during the periods incurred. The Company believes that such investments may be recovered in future years as it submits applications to the Food and Drug Administration (FDA), and when it receives marketing approval from the FDA to distribute such products. In addition to using cash generated from its operations, the Company has entered into a number of financing agreements with third parties to provide additional cash when needed. These financing agreements are more fully described in the section entitled “Liquidity and Capital Resources” in Item 7 of this Form 10-K. The Company has embarked on a plan to grow in future years. In addition to organic growth to be achieved through its own R&D efforts, the Company has also initiated marketing projects with other companies in order to expand future revenue projections. The Company expects that its growing list of generic drugs under development will drive future growth. The Company also intends to use the infrastructure it has created, and to continually devote resources to additional R&D projects. The following strategies highlight Lannett’s plan:

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

In a presentation entitled, “CDER Update,” given during the Windhover FDA/CMS Summit, Stephen K. Galson, Director of the Center for Drug Evaluation and Research, cited the median approval time for a new ANDA in fiscal 2006 at 16.6 months.  This figure was slightly longer than the 2005 median approval time of 16.3.  However, there is no guarantee that the FDA will approve a company’s ANDA or that any approval will be given within this time frame.

When a generic drug company files an ANDA with the FDA, it must certify that no patents are listed in the Orange Book, the FDA’s reference listing of approved drugs, and listed patents.  An ANDA filer must certify, with respect to each application whether the filer is challenging a patent either that no patent was filed for the listed drug (a “paragraph I” certification), that the patent has expired (a “paragraph II” certification), that the patent will expire on a specified date and the ANDA filer will not market the drug until that date (a “paragraph III” certification), or that the patent is invalid or would not be infringed by the manufacture, use, or sale of the new drug (a “paragraph IV” certification).  A paragraph IV certification can trigger an automatic 30 month stay of the ANDA if the innovator company files a claim.  It will delay the approval of the generic company’s ANDA.  Currently, Lannett has filed no Paragraph IV certifications with its ANDAs.

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

Competition in generic pharmaceutical manufacturing will continue to grow as more pharmaceutical products lose patent protection. However, the Company believes that with strong technical know-how, low overhead expenses, and efficient product development, manufacturing and marketing, it can remain competitive. It is the intention of the Company to reinvest as much capital as possible to develop new products since the success of any generic pharmaceutical manufacturer depends on its ability to continually introduce new generic products to the market. Over time, if a generic drug market for a specific product remains stable and consumer demand remains consistent, it is likely that additional generic manufacturing companies will pursue the generic product by developing it, submitting an ANDA, and potentially receiving marketing approval from the FDA. If this occurs, the generic competition for the drug increases, and a company’s market share may drop. In addition to reduced unit sales, the unit selling price may also drop due to the product’s availability from additional suppliers. This may have the effect of reducing a generic company’s future net sales of the product. Due to these factors that may potentially affect a generic company’s future results of operations, the ability to properly assess the competitive effect of new products, including market share, the number of competitors and the generic unit price erosion, is critical to a generic company’s R&D plan. A generic company may be able to reduce the potential exposure to competitive influences that negatively affect its sales and profits by having several drug candidates in its R&D pipeline. As such, a generic company may be able to avoid becoming materially dependent on the sales of one drug. Please refer to the following section entitled

“Products” for more descriptive information on the 23 products the Company currently produces or sells. Unlike the branded, innovator companies, Lannett currently does not own proprietary drug patents. However, the typical intellectual property in the generic drug industry are the ANDAs that generic drug companies own.

Validated Pharmaceutical Capabilities

Lannett’s manufacturing facility consists of 31,000 square feet on 3.5 acres owned by the Company. In addition, the Company owns a 63,000 square foot building located within 1 mile of the corporate office. The second building contains packaging, warehouse and shipping functions, R&D and a number of administrative functions.

The manufacturing facility of Lannett’s wholly-owned subsidiary, Cody Laboratories, Inc. (Cody) consists of 73,000 square feet on 16.2 acres in Cody, Wyoming. Cody leases the facility from Cody LCI Realty, LLC, a Limited Liability Company which is 50% owned by Lannett and 50% by an affiliate of Cody Labs.

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

Products

As of the date of this filing, the Company manufactured and/or distributed the following products:

	Name of Product	Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Baclofen Tablets	Muscle Relaxer	Lioresal®
3	Butalbital, Aspirin and Caffeine Capsules	Migraine Headache	Fiorinal®
4	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules	Migraine Headache	Fiorinal w/ Codeine #3®
5	Clindamycin HCl Capsules	Antibiotic	Cleocin®
6	Danazol Capsules	Endometriosis	Danocrine®
7	Dicyclomine Tablets/Capsules	Irritable Bowels	Bentyl®
8	Digoxin Tablets	Congestive Heart Failure	Lanoxin®
9	Diphenoxylate with Atropine Sulfate Tablets	Diarrhea	Lomotil®
10	Doxycycline Tablets	Antibiotic	Adoxa®
11	Doxycycline Hyclate Tablets	Antibiotic	Periostat®
12	Hydromorphone HCl Tablets	Pain Management	Dilaudid®
13	Levothyroxine Sodium Tablets	Thyroid Deficiency	Levoxyl®/ Synthroid®
14	Methyltestoterone/Esterified Estrogens Tablets	Hormone Replacement	Estratest®
15	Morphine Sulfate Oral Solution	Pain Management	Roxanol®
16	Oxycodone HCl Oral Solution	Pain Management	Roxicodone®
17	Phentermine HCl Tablets	Weight Loss	Adipex-P®

	Name of Product	Medical Indication	Equivalent Brand
18	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
19	Primidone Tablets	Epilepsy	Mysoline®
20	Probenecid Tablets	Gout	Benemid®
21	Sulfamethoxazole w/ Trimethoprim	Antibacterial	Bactrim®
22	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
23	Unithroid® Tablets	Thyroid Deficiency	N/A

Key Products

All of the products currently manufactured and/or sold by the Company are prescription products. Of the products listed above, those containing Butalbital, Digoxin, Primidone and Levothyroxine Sodium were the Company’s key products, contributing more than 70%, 80% and 93% of the Company’s total net sales in Fiscal 2007, 2006 and 2005 respectively. In Fiscal 2006, the Company began selling Sulfamethoxazole w/ Trimethoprim (SMZ/TMP). Because of a market opportunity, sales of SMZ/TMP grew from 3% of sales in 2006 to 19% of sales in 2007. This number is not included in the above key products because the opportunity is no longer available to the Company after prices declined sharply. The decline in this percentage of key products since 2005 is due to our focus on expanding the number of products sold.

The Company has two products containing Butalbital. One of the products, Butalbital with Aspirin and Caffeine capsules, has been manufactured and sold by Lannett for more than nine years. The other Butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules is manufactured by Jerome Stevens Pharmaceuticals, Inc. (JSP). Lannett began buying this product from JSP and selling it to its customers in December 2001. Both products, which are in orally administered capsule dosage forms, are prescribed to treat tension headaches caused by contractions of the muscles in the neck and shoulder area and migraine. The drug is prescribed primarily for adults of various demographic backgrounds. Migraine headache is an increasingly prevalent condition in the United States. As conditions continue to grow, the demand for effective medical treatments will continue to grow. Common side effects of drugs which contain Butalbital include dizziness and drowsiness. The Company notes that although new innovator drugs to treat migraine headaches have been introduced by brand name drug companies, there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment. As the brand name companies continue to promote products containing Butalbital, like Fiorinal®, the Company expects to continue to produce and sell its generic Butalbital products.

Digoxin tablets are produced and marketed with two different potencies (0.125 and 0.25 milligrams per tablet). This product is manufactured by JSP. Lannett began buying this product from JSP and selling it to its customers in September 2002. Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographic backgrounds. The beneficial effects of Digoxin result from direct actions on the cardiac muscle, as well as indirect actions on the cardiovascular system mediated by effects on the autonomic nervous system. Side effects of Digoxin may include apathy, blurred vision, changes in heartbeat, confusion, dizziness, headaches, loss of appetite, nausea, vomiting and weakness.

Primidone tablets are produced and marketed with two different potencies (50 and 250 milligrams per tablet). This product was developed and is manufactured by Lannett. Lannett has been manufacturing and selling

Primidone 250-milligram tablets for more than seven years. Lannett began selling Primidone 50-milligram tablets in June 2001. Both products, which are in orally administered tablet dosage forms, are prescribed to treat convulsion and seizures in epileptic patients of all ages and demographic backgrounds. Common side effects of Primidone include lack of muscle coordination, vertigo and severe dizziness.

The Company’s products containing Levothyroxine Sodium tablets are produced and marketed with eleven different potencies. In addition to generic Levothyroxine Sodium tablets, the Company also markets and distributes Unithroid tablets, a branded version of Levothyroxine Sodium tablets, which is produced and marketed with eleven different potencies. Both Levothyroxine Sodium products are manufactured by JSP. Lannett began buying generic Levothyroxine Sodium tablets from JSP and selling it to its customers in April 2003. In September 2003, the Company began buying the branded Unithroid tablets from JSP and selling it to its customers. Levothyroxine Sodium tablets are used to treat hypothyroidism and other thyroid disorders. It remains one of the most prescribed drugs in the United States with over 13 million patients of various ages and demographic backgrounds. Side effects from Levothyroxine Sodium are rare, but may include allergic reactions, such as rash or hives. In late June of 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Levoxyl®.  In December 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Synthroid®. With its distribution of these products, Lannett competes in a market which is currently controlled by two branded Levothyroxine Sodium tablet products—Abbott Laboratories’ Synthroid® and Monarch Pharmaceutical’s Levoxyl®  as well as generic competition from Mylan Laboratories and Sandoz.

New Products

Lannett received 1 ANDA approval from the FDA and commenced marketing of 1 additional product during Fiscal 2007. We received 10 approvals in Fiscal 2006. Following are more specific details regarding our latest approvals. Market data is obtained from Wolters-Kluwer.

In January 2007, Lannett began distributing Meloxicam, the generic equivalent of Boehringer Ingelheim’s Mobic®. Sales of Meloxicam, a non-steroidal anti-inflammatory drug (NSAID) indicated for the relief of the signs and symptoms of osteoarthritis and rheumatoid arthritis, were approximately $1.4 billion for the twelve months ended November 2006, according to Wolters Kluwer.

In April 2007, Lannett received a letter from the FDA with approval to market and launch Danazol 50mg and 100mg capsules. Danazol is the generic version of Danocrine® and is used for the treatment of endometriosis amenable to hormonal management. According to Wolters Kluwer, total sales of generic Danazol Capsules were $15 million in 2006.

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

In addition, as one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market. These ANDAs are simply dormant on the Company’s records. Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed to make it attractive for Lannett to reconsider manufacturing and selling them. If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug. Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, the raw material supplier or another major feature of the previously approved ANDA. The Company would then redevelop the product and submit it to the FDA for supplemental approval. The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.

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

Stage of R&D	Regulatory Requirement	Number of Products
FDA Review	ANDA	14
FDA Review	ANDA supplement	4
Clinical Testing	ANDA	4
Scale-Up	Grand-fathered	1
Scale-Up	ANDA supplement	1
Scale-Up	ANDA	3
Formulation/Method Development	ANDA	47

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

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 63% of the Company’s inventory purchases in Fiscal 2007, 76% in Fiscal 2006 and 62% in Fiscal 2005. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®. The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Refer to the Materials Contract footnote to our consolidated financial statements for more information on the terms, conditions, and financial impact of this agreement.

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company. The minimum quantity to be purchased in the first year of the agreement was $15 million. Thereafter, the minimum purchase quantity increases by $1 million per year up to $24 million for the last year of the ten-year contract. The Company has met the minimum purchase requirement for the first three years of the contract, but there is no guarantee that the Company will be able to continue to do so in the future. If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States.  Purchases of finished goods inventory from this provider accounted for approximately 23% of the Company’s costs of purchased inventory in Fiscal 2007, and 11% in 2006.  The term of the agreement is three years, beginning on August 22, 2005 and continuing through August 21, 2008.

During the term of the agreement, the Company has committed to provide a rolling twelve month forecast of the estimated Product requirements to this provider.  The first three months of the rolling twelve month forecast are binding and constitute a firm order.

The Company signed supply and development agreements with Olive Healthcare of India; Orion Pharma of Finland; Azad Pharma AG of Switzerland, Pharmaseed in Israel and Banner Pharmacaps in the United States. The Company is also in negotiations with companies in Israel for similar new product initiatives in which Lannett will market and distribute products manufactured by third parties.

Customers and Marketing

The Company sells its products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores, and other pharmaceutical companies.  The industry’s largest wholesale distributors, McKesson, Cardinal Health, and Amerisource Bergen, accounted for 24%, 12%, and 6%, respectively, of net sales in Fiscal 2007.  The Company’s largest chain drug store customer, Walgreens, accounted for 15% of net sales in Fiscal 2007.  The Company performs ongoing credit evaluations of its customers’ financial condition, and has experienced no significant collection problems to date.  Generally, the Company requires no collateral from its customers.

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

The Company promotes its products through direct sales, trade shows, trade publications, and bids.  The Company also markets its products through private label arrangements, whereby Lannett produces its products with a label containing the name and logo of a customer.  This practice is commonly referred to as private label business.  It allows the Company to expand on its own internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers.  The focus of the Company’s sales efforts is the relationships it creates with its customer accounts.  Strong customer relationships have created a positive platform for Lannett to increase its sales volumes.  Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers.  Historically and in Fiscal 2007, 2006, and 2005, the Company’s advertising expenses were immaterial.  When the customer and the Company’s sales representatives make contact, the Company will generally offer to supply the customer its products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts the Company’s supply of product, the customer generally expects a high standard of service.  This service standard includes shipping product in a timely manner on receipt of customer purchase orders, maintaining convenient and effective customer service functions, and retaining a mutually beneficial dialogue of communication.  The Company believes that although the generic pharmaceutical industry is a commodity industry, where price is the primary factor for sales success, these additional service standards are equally important to the customers that rely on a consistent source of supply.

Competition

The manufacture and distribution of generic pharmaceutical products is a highly competitive industry.   Competition is based primarily on price, service and quality. The Company competes primarily on this basis, for example staying competitive, providing superior customer service (from fulfilling customer’s in critical need of inventory, carrying excess finished goods inventory and providing added value) by insuring the Company’s products are available from national suppliers as well as our own warehouse. The modernization of its facilities, hiring of experienced staff, and implementation of inventory and quality control programs have improved the Company’s competitive position over the past five years.

The Company competes with other manufacturers and marketers of generic and brand drugs.  Each product manufactured and/or sold by Lannett has a different set of competitors.  The list below identifies the companies with which Lannett primarily competes for each of its major products.

Product	Primary Competitors

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Watson Pharmaceuticals, Breckenridge Pharmaceutical (manufactured by Anabolic Laboratories)
Digoxin Tablets	GlaxoSmithKline, Actavis (marketed by Bertek Pharmaceuticals), Caraco Pharmaceutical Laboratories
Doxycycline Tablets	Par Pharmaceuticals, Ranbaxy Laboratories
Levothyroxine Sodium Tablets	Abbott Laboratories, Monarch Pharmaceuticals, Mylan Laboratories, Sandoz, Forest Laboratories
Primidone Tablets	Watson Pharmaceuticals, Qualitest Pharmaceuticals, URL, Westward Pharmaceuticals
Sulfamethoxazole w/ Trimethoprim	URL/Mutual Pharmaceuticals, Sandoz, Vista, Teva
Unithroid Tablets	Abbott Laboratories, Monarch Pharmaceuticals, Mylan Laboratories, Sandoz

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

•                  Paper New Drug Applications (Paper NDA):  For a drug that is identical to a drug first approved after 1962, a prospective manufacturer need not go through the full NDA procedure. Instead, it may demonstrate safety and efficacy by relying on published literature and reports. The manufacturer must also submit, if the FDA so requires, bioavailability or bioequivalence data illustrating that the generic drug formulation produces the same effects, within an acceptable range, as the previously approved innovator drug. Because published literature to support the safety and efficacy of post-1962 drugs may not be available, this procedure is of limited utility to generic drug manufacturers and the resulting approved product will not be interchangeable with the innovator drug as an ANDA drug would be unless bioeqivalency testing were undertaken and approved by FDA. Moreover, the utility of Paper NDAs has been further diminished by the recently broadened availability of the ANDA process, as described above.

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

The Company is also subject to federal, state, and local laws of general applicability, such as laws regulating working conditions and the storage, transportation, or discharge of items that may be considered hazardous substances, hazardous waste, or environmental contaminants. The Company monitors its compliance with all environmental laws. The Company is in substantial compliance with all regulatory bodies.

Research and Development

The Company incurred research and development (R&D) expenses of approximately $7,459,000 in 2007, $8,102,000 in 2006, and $6,266,000 in 2005. The R&D spending includes spending on bioequivalence studies, internal development resources, as well as outsourced development. While the Company manages all R&D from our offices in Philadelphia, we have also been taking advantage of favorable development costs in other countries. In the current fiscal year, we have engaged Olive Healthcare, an India-based manufacturer and exporter of pharmaceutical products. AZAD Pharma AG, a Switzerland-based developer of Active Pharmaceutical Ingredients (APIs), has been contracted with to jointly develop and commercialize one pharmaceutical product. This agreement also includes a supply agreement to provide us with five APIs that we will develop into finished dosage forms for commercialization. The Company has contracted with Banner Pharmacaps and with Pharmaseed of Israel to develop products in other dosage forms. Fixed payment arrangements are established with these development partners, and can range from $150,000 to

$250,000 to develop a drug. Development payments are normally scheduled in advance, based on milestones. The following table shows the most common development arrangement for payments:

Milestone	Payment
Signing of Agreement	10%
First delivery of test results	40%
Second delivery of test results	40%
Final Report	10%

Employees

The Company currently has 198 employees.

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

For the year ended June 30, 2007, our three largest customers accounted for 22%, 20% and 19% respectively, of our net sales.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company has no long-term supply agreements with its customers which would require them to purchase our products.

ITEM 1b.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

Lannett owns two facilities in Philadelphia, Pennsylvania.  The administrative offices, quality control laboratory, and manufacturing and production facilities are located in a 38,000 square foot facility at 9000 State Road in Philadelphia.  The second facility consists of 65,000 square feet, and is located within 1 mile of the State Road location, 9001 Torresdale Avenue in Philadelphia.  Our research laboratory, package, warehousing and distribution operations, sales and accounting departments are located in the second building.

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on seven acres in Philadelphia.  An additional agreement which gives us the option to buy the facility was also signed.  This new facility is initially going to be used for warehouse space with the expectation of making this facility our headquarters in addition to manufacturing and warehousing.  The other Philadelphia locations will continue to be utilized as manufacturing, packaging, and as a research laboratory.  This gives Lannett the space to fit its desire to expand.

Lannett’s subsidiary, Cody Laboratories, Inc. (“Cody”) leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Limited Liability Company which is 50% owned by Lannett and 50% by an affiliate of Cody Labs.

ITEM 3.	LEGAL PROCEEDINGS

The Company monitors its compliance with all environmental laws.  Any compliance costs which may be incurred are contingent upon the results of future site monitoring and will be charged to operations when incurred. No compliance costs were incurred during the years ended June 30, 2007, 2006 and 2005.

Pursuant to a Pennsylvania Department of Revenue (the “Department”) Sales and Use Tax audit, the Department assessed Use Tax in the amount of $240,000, plus interest and penalties.  The total due per the audit is $347,000, although interest continues to accrue until paid.  A Petition for Reassessment has been filed with the Board of Appeals, an administrative board.   At this point, management is waiting for a hearing to be scheduled by the Board.  Only certain audit issues have been raised in the Petition.  Lannett is also contesting the assessed penalties which total approximately $72,000.  At this point, management has estimated the minimum liability resulting from this audit will be $219,000, as has accrued this liability as of June 30, 2007.

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

No matters have been submitted to a vote of the Company’s security holders during the quarter ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 15, 2002, the Company’s common stock began trading on the American Stock Exchange. Prior to this, the Company’s common stock traded in the over-the-counter market through the use of the inter-dealer “pink-sheets” published by Pink Sheets LLC.  The following table sets forth certain information with respect to the high and low daily closing prices of the Company’s common stock during Fiscal 2007 and 2006, as quoted by the American Stock Exchange.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2007

	High	Low
First quarter	$6.38	$4.55
Second quarter	$6.94	$5.28
Third quarter	$6.83	$5.09
Fourth quarter	$7.15	$5.08

Fiscal Year Ended June 30, 2006

	High	Low
First quarter	$5.70	$4.24
Second quarter	$8.17	$4.75
Third quarter	$8.40	$7.06
Fourth quarter	$7.56	$5.45

Holders

As of September 21, 2007, there were approximately 227 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2007 or Fiscal 2006. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures.  The Company does not expect to pay, nor should shareholders expect to receive, cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	1,119,331	$9.42	3,746,234
Equity Compensation plans not approved by security holders	—	—	—
Total	1,119,331	$9.42	3,746,234

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2007, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

The comparability of information is affected by the write-off of a portion of a note receivable due from Cody Labs and the subsequent acquisition of Cody Labs (a provider of active pharmaceutical ingredients (“API”)) in Fiscal 2007.   Approximately $7.8 million of notes were written-off prior to the acquisition, representing the excess of the note receivable over the fair value of assets received of approximately $4.4 million.

Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” was adopted on July 1, 2005 using the modified prospective transition method. Because the modified prospective transition method was elected, results for prior periods have not been restated to include share-based compensation expense for stock options or the Company’s Employee Stock Purchase Plan. See Note 1 to the financial statements in Item 8 for more information.

In Fiscal 2005, the Company determined that an intangible asset related to acquired product rights was impaired.  At that time, the Company determined that this intangible was impaired and a $46.1 million impairment charge was recorded.

Lannett Company, Inc. and Subsidiaries

Financial Highlights

As of and for the Fiscal Year Ended June 30,	2007	2006	2005	2004	2003
Operating Highlights
Net Sales	$82,577,591	$64,060,375	$44,901,645	$63,781,219	$42,486,758
Gross Profit	$25,182,840	$30,160,330	$13,484,737	$36,924,344	$26,228,964
Operating (Loss)/Income	$(5,964,409)	$8,453,918	$(53,639,658)	$20,830,969	$19,060,106
Net (Loss)/Income	$(6,929,008)	$4,968,922	$(32,779,596)	$13,215,454	$11,666,887
Basic (Loss)/Earnings Per Share	$(0.29)	$0.21	$(1.36)	$0.63	$0.58
Diluted (Loss)/Earnings Per Share	$(0.29)	$0.21	$(1.36)	$0.63	$0.58
Weighted Average Shares Outstanding, Basic	24,159,251	24,130,224	24,097,472	20,831,750	19,968,633
Weighted Average Shares Outstanding, Diluted	24,159,251	24,154,409	24,097,472	21,053,944	20,121,314

Balance Sheet Highlights
Current Assets	$44,285,190	$43,486,847	$33,938,115	$48,862,443	$23,930,048
Working Capital*	$22,034,947	$22,862,419	$17,542,553	$28,923,814	$17,185,052
Total Assets	$104,656,100	$105,992,064	$94,917,060	$131,904,084	$31,834,544
Total Debt	$9,679,965	$8,196,692	$9,532,448	$10,092,857	$3,097,802
Deferred Tax Liabilities	$3,202,835	$2,545,734	$2,009,582	$1,614,323	$1,112,369
Total Stockholders’ Equity	$70,183,175	$75,755,916	$69,249,244	$102,246,991	$21,597,710

*Working capital equals current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-K contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by the Company in Fiscal 2008, and any current reports on Form 8-K filed by the Company.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the June 30, 2007 balance sheet are consolidated VIE assets of $1.8 million, which is comprised mainly of land and building. There were no VIE assets at June 30, 2006.  VIE liabilities consist of a mortgage on that property in the amount of $1.8 million.  This VIE was initially consolidated by Cody Labs, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements, due to the acquisition in April 2007 of Cody Labs by the Company.

Revenue Recognition — The Company recognizes revenue when its products are shipped.  At this point, an arrangement of sale exists by virtue of a customer purchase order.  Delivery has transferred title and risk of loss to the customer.  The net sales price is determinable through a contracted sales price, less provisions for rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments that are reasonably determinable.  Collectibility is reasonably assured.  Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional accruals as they are the primary recipient of chargebacks and rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional credits are estimated based upon contractual terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks, require management to make subjective judgments on customer mix. Unlike branded innovator drug companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales.  The only variable is customer mix, and this is based on historical data and sales expectations.  The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratio and calculated metrics.  Lannett’s methodology for estimating reserves has been consistent with previous periods.

Chargebacks – The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  Lannett enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices.  Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler.  This credit is called a chargeback.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase.  However, the size of the increase depends on the product mix.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that actual chargebacks on actual shipments may differ from the actual chargeback reserves.

Rebates – Rebates are offered to the Company’s key customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that eligible to receive rebates.

Returns – Consistent with industry practice, the Company has a product return policy that allows customers to return products within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms.  While such experience has allowed for reasonable estimates in the past, historical returns may not always be an accurate indicator of future returns.  The Company continually monitors the provisions for returns and makes adjustments when management believes that product returns on actual sales may differ from established reserves.  Generally, the reserve for returns increases as net sales increase.  The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.  Return periods will vary by customer and product.

In the fourth quarter of fiscal year 2005, the Company recorded a $1,500,000 reduction in sales to account for expected returns from a major wholesaler who was having difficulty selling a significant amount of Levothyroxine Sodium tablets that it had purchased a year earlier.  The Company considered extending the shelf-life of the product in March 2005, but decided against this extension.  In May 2005, the Company decided to reserve for all estimated returns of this unsold product on hand at the wholesaler.  All unsold products remaining from May 2005 were potentially returnable by December 2005, based on expiration dates.  The $1,500,000 reduction included the estimate of those expected returns through that date. The product was returned to the Company in December 2005, and concurrently written off as slow moving and short-dated inventory.

Other Adjustments – Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of a price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.  When competitors enter the market of existing products, shelf stock adjustments are issued to maintain price competitiveness.  Management foresaw this occurrence and appropriately reserved for it as seen in the table below.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the years ended June 30, 2007, 2006 and 2005:

For the Year Ended June 30, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100

Actual credits issued related to sales recorded in prior fiscal years	(10,170,000)	(1,800,000)	(890,000)	(250,000)	(13,110,000)

Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	460,000	—	160,000

Reserves charged to net sales in fiscal 2007 related to sales recorded in fiscal 2007	28,034,000	9,562,000	1,215,000	1,044,800	39,855,800

Actual credits issued related to sales in fiscal 2007	(23,351,922)	(8,773,761)	(1,087,687)	(1,018,166)	(34,231,536)

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364

For the Year Ended June 30, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual credits issued related to sales recorded in prior fiscal years	(7,920,500)	(1,460,500)	(1,272,400)	(59,300)	(10,712,700)

Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	500,000	(500,000)	—	—

Reserves charged to net sales in fiscal 2006 related to sales recorded in fiscal 2006	28,237,000	5,688,500	497,300	1,298,200	36,221,000

Actual credits issued related to sales in fiscal 2006	(18,178,800)	(3,573,700)	(900)	(992,800)	(23,246,200)

Reserve Balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100

For the Year Ended June 30, 2005

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2004	$6,484,500	$1,864,200	$448,000	$88,300	$8,885,000

Actual credits issued related to sales recorded in prior fiscal years	(4,978,300)	(1,970,000)	(523,100)	(95,800)	(7,567,200)

Reserves or (reversals) charged during Fiscal 2005 related to sales recorded in prior fiscal years	(1,420,000)	130,000	1,400,000	—	110,000

Reserves charged to net sales in fiscal 2005 related to sales recorded in fiscal 2005	21,028,100	6,970,100	1,533,900	623,400	30,155,500

Actual credits issued related to sales in fiscal 2005	(13,114,600)	(5,965,500)	(1,166,800)	(586,400)	(20,833,300)

Reserve balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Reserve Activity 2007 vs. 2006

The total reserves for chargebacks, rebates and returns decreased from $13,012,100 at June 30, 2006 to $5,686,364 at June 30, 2007 due to a 50% decrease in sales to wholesale customers in the fourth quarter of Fiscal 2007 as compared to prior year.  Historically, the ratio of the reserve to overall gross sales has been between 30% and 40%.  The fiscal years ended June 30, 2007 and 2006 were 28% and 36%, respectively.  This decrease in Fiscal 2007 is due to the change in customer sales mix.  The following table shows the sales mix from Fiscal 2007 and Fiscal 2006, and the fourth quarter of each year.

	Fiscal Year ended 6/30		Fiscal Fourth Quarter
	2007	2006	2007	2006
Chain drug stores	24%	13%	34%	10%
Mail Order	4%	7%	4%	6%
Wholesalers	72%	78%	62%	82%
Private Label	0%	2%	0%	2%
	100%	100%	100%	100%

Sales to chain drug stores have increased significantly over the prior year.  The effect of those sales have been to increase overall sales while at the same time reduce the rate of chargebacks and rebates overall.  The fourth quarter of each year is significant to show, because the majority of the reserve remaining on the Company’s balance sheet at June 30 of each year has arisen from sales made in the fourth quarter.  The decline in reserves is due to this decrease in sales to wholesalers.

	Fiscal Year Ended 6/30
	2007	%	2006	%
Chargeback reserve	$4,649,478	82%	$10,137,400	78%
Rebate reserve	871,339	15%	2,183,100	17%
Return reserve	113,313	2%	416,000	3%
Other reserve	52,234	1%	275,600	2%
	$5,686,364	100%	$13,012,100	100%

The decrease in the chargeback reserve to $4,649,478 at June 30, 2007 from $10,137,400 at June 30, 2006 is due to the decrease in sales to wholesalers.  The decrease in rebate reserve to $871,339 from $2,183,100 at June 30, 2006 is also due to the decrease in sales to wholesalers plus the decrease in overall sales in the fourth quarter of Fiscal 2007.  There was a large rebate reserve as of June 30, 2006 as direct customers (those who receive the only rebates) were a larger than usual portion of sales in the month of June – 58%, typically 50%.

During the year, the Company began to implement systematic improvements to separately calculate the chargebacks and reserves.  Management is continuing to make improvements to the calculation and reconciliation of these amounts.  Management performs several types of analysis to ensure reserves are reasonable.  This includes ratio analysis of: wholesaler versus direct (or retail) sales mix; revenue reserve to gross sales; comparison of net receivables to net sales; comparison of gross receivables to gross sales; and recalculation of wholesaler inventory levels.  Through these steps, management is able to ensure that all reserves are reasonably stated.

Because we are unable to independently verify product sales levels at the final customer, wholesaler inventory reports are used to recalculate potential chargebacks and rebates based on known contracted rebate and chargeback rates.

The return and other reserves have decreased since June 30, 2006, due to an unusually high level of shelf stock adjustments required in the prior year.  Changes in the competition in the Primidone 50 market required Lannett to give more of this type of credit in the prior year.

Fluctuations in the amount of sales through the wholesaler channel will have an impact on the amount of reserve being charged.  Due to the fact that wholesale sales result in greater chargebacks, a change in wholesale sales will directly correlate to change in the chargebacks required.  For the first, second, third and fourth quarters of Fiscal 2007, reserves recorded against sales amounted to $12.0 million, $10.5 million, $12.7 million and $4.7 million, respectively.  Wholesaler sales were $16.2 million, $12.4 million, $12.8 million and $8.7 million, respectively.  The decrease in the dollar value of the reserves corresponds to the increase in wholesale sales, most significantly in the fourth quarter. For the first, second, third and fourth quarters of Fiscal 2006, reserves recorded against sales amounted to $7.1 million, $7.4 million, $12.0 million and $9.7 million, respectively.  Wholesaler sales were $9.3 million, $9.9 million, $16.7 million and $15.8 million, respectively.  This third quarter increase in sales and reserves during Fiscal 2006 is a result of increased demand for Levothyroxine Sodium, for which the reserve rebate and chargeback reserve remains consistent, but is higher than most other products.  This drug’s reserves are higher than other drugs because of the number of competitors in the market.  This may change if the number of competitors decline because low prices will force some competitors out of the market, which in turn may lead to higher prices.  Fourth quarter sales to wholesalers dropped off slightly from the third quarter.  The reserves in the fourth quarter also declined because of the product mix, but were consistent with reserves in the first and second quarters.

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

During Fiscal 2005, events occurred which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million paid to JSP for the dual AB ratings).  As a result of the testing, the Company determined that the intangible asset was impaired as of March 31, 2005.  In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of the date of the impairment.  This impairment loss is shown on the statement of operations as a component of operating loss. Management concluded that, as of June 30, 2007, the intangible asset is correctly stated at fair value and, therefore, no additional adjustment is required.

New Accounting Pronouncements- On September 13, 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006.  The impact of applying SAB 108 is immaterial to the operating results of the Company for the year ended June 30, 2007. prior to application of SAB 108, the Company had been using the rollover method to correct misstatements in the financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company will be required to adopt the guidance of SFAS 157 beginning July 1, 2008.  The Company is currently evaluating the impact this standard will have on its financial statements and will adopt this guidance beginning July 1, 2007.

On May 2, 2007, the Financial Accounting Standards Board (FASB) posted FASB Staff Position (FSP) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP amended FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This FASB Staff Position sets forth that certain conditions should be evaluated when determining effective settlement. The guidance in this FSP shall be applied upon the initial adoption of Interpretation 48.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). Previously, APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior period financial statements. SFAS No. 154 was effective as of January 1, 2006. The adoption of this standard did not have any impact on the Company in the current fiscal year.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)—6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (FSP No. 46(R)—6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)—6 was effective for the Company on July 1, 2006.  See Note 13 for “Consolidation of Variable Interest Entities”.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Effective January 1, 2007, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact, that FIN 48 will have on its financial statements and will adopt this guidance beginning July 1, 2007.

Results of Operations – Fiscal 2007 compared to Fiscal 2006

Net sales increased by 29% from $64,060,375 in Fiscal 2006 to $82,577,591 in Fiscal 2007.  The increase was due in part from continued improvement in sales of Levothyroxine Sodium (Levo), which increased $18.1 million, or 121% over the prior year sales, and Sulfamethoxazole with Trimethoprim (SMZ) which increased $14.9 million, a 570% increase. These increases were offset partially by decreases in other existing products, most significantly Primidone tablets, of which sales declined $5,152,000.  The Company is working to offset continued declines in existing products through new product offerings.  Currently, the Company has over 18 ANDAs awaiting approval by the FDA.  The increase in Levo sales is due entirely to an increase in the quantity of bottles sold.  The increase in SMZ is due to quantity increases of nearly 390% and price increases of 180%.

Overall, product sales quantities increased 100% (including new products), leading to increased sales.  Greater pricing pressure, due to increased competition and new customer demands for lower prices offset the volume increase, resulting in the 29% sales increase over Fiscal 2006.  SMZ pricing benefited from the departure of a competitor from the market.  Such pricing changes due to competition are not predictable.  For that reason, the Company must maintain its focus on developing new products every year to expand the number of product available to supply to customers.  Net sales of new products are often impacted by greater incentives to wholesalers. Excluding sales of SMZ in Fiscal 2007, the Company experienced a decline in new product net sales in the year.  This is due to the Company receiving fewer approvals from the FDA during the year.  At June 30, 2007, the Company had 18 products, as ANDA and ANDA supplements, awaiting approval from the FDA.  This increased from 10 as of June 30, 2006.

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category.

Customer Category	Fiscal 2007 Net Sales	Fiscal 2006 Net Sales	Fiscal 2005 Net Sales
Wholesaler/Distributor	$49.4 million	$44.0 million	$24.8 million
Retail Chain	$27.9 million	$10.6 million	$10.5 million
Mail-Order Pharmacy	$5.1 million	$7.0 million	$5.9 million
Private Label	$0.2 million	$2.5 million	$3.7 million
Total	$82.6 million	$64.1 million	$44.9 million

Wholesaler/Distributor sales increased due to a rebound in Levothyroxine Sodium sales and sales of new products. Levo and SMZ sales increased as Wholesalers began to reorder the product in larger volumes in Fiscal 2006.  Retail Chain sales increased significantly due to a new significant customer agreement signed during Fiscal 2007.  Mail Order Pharmacy sales decreased slightly from the prior year.  Private label sales decreased due to our largest private label customer, Qualitest, receiving FDA approval in late November 05 to manufacture its own Primidone 50mg.  As disclosed previously, sales to the Private Label category have continued to decline, as Lannett does not actively pursue additional private label customers because of the lower margins and product label inventories required to service the category.

Cost of sales (excluding amortization of intangible assets) increased 69%, from $33,900,045 in Fiscal 2006 to $57,394,751 in Fiscal 2007. This increase is due in part to higher production volumes to meet increased sales demand, and increased purchases of finished products for sale.  Gross margins were 30% in 2007, a decline from 47% in 2006.  In spite of the significant increase in net sales, the Company has increasing sales of drugs made by other companies, and distributed by Lannett.  The margins on these drugs are typically lower than margins on produced drugs.  The Company also launched a greater amount of new drugs in the prior year, and was able to take advantage of its new products and the higher margin on these products in 2006.  Depending on future market conditions for each of the Company’s products, changes in the future sales product mix may occur.  New drug approvals may increase in future years.  Currently, there are 18 products at the FDA review stage.  These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses decreased by $643,033 or 8%.  The decrease in R&D is primarily due to a decrease in raw material consumption for production of experimental batches.

Selling, general and administrative expenses increased $2,334,382, or 20%.  A significant portion of the increase is due to expenses incurred in Fiscal 2007 that relate to marketing agreements tied to sales of new generic products.

The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP. For the remaining seven years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

On March 31, 2007, the Company wrote down $7,775,890 of a note receivable owed by Cody Laboratories, Inc.  The Company determined that the value of the note receivable was impaired, and on April 10, 2007, it was decided to complete the acquisition of Cody by forgiving a portion of the loan.  At that point, Cody owed Lannett approximately $11.7 million, in the form of notes receivable and prepayments on products and services.  The remaining value of the amounts owed, or $4.4 million was approximately the net asset value of Cody at the time of the acquisition.

The Note was determined to be uncollectible due to FDA reviews and operational delays by Cody to return to operation.  In 2006, Cody received an FDA warning letter, and stopped operations to remediate their facility.  This remediation occurred from the months of August 2006 through February 2007.  Upon completion of the remediation, Cody requested a future FDA inspection.  The timing of that inspection was, at that time, unknown, and Cody management was unable to conclude as to the outcome of that inspection.  With such a limited outlook, Cody management suggested that the full note was not likely to be satisfied, and

Lannett management was not willing to loan further funds to Cody to keep it in operation.  Both companies agreed to complete the acquisition for the value of the Cody’s net assets.  The uncollected portion of debt was extinguished prior to the acquisition.

Upon acquisition, the fair value of Cody’s assets was added to the Company’s Consolidated Balance Sheets, and the results of operations were included in the Consolidated Statements of Operations from the acquisition date forward.   Fair value was determined using an independent valuation firm.  Due to the fact that most of the value of Cody consisted of physical assets that were recently acquired as part of the remediation, the fair value closely approximated the book value of net assets.  In accordance with the Financial Accounting Standards Board Statement No. 141, “Business Combinations,” measurement is based on the fair value of the consideration given or the fair value of the asset (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

The Company’s net loss for Fiscal 2007 includes an income tax expense of $1,007,929, as compared to an expense of $3,561,175 in Fiscal 2006.  The Company has set up a valuation allowance on the tax benefit from the write-off of a portion of the Cody loan described above in Fiscal 2007.  This has led to an income tax expense despite of the net loss from operations.

The Company reported net loss of $6,929,008 for Fiscal 2007, or $.29 basic and diluted loss per share, compared to net income of $4,968,922 for Fiscal 2006, or $.21 basic and diluted earnings per share.

Results of Operations – Fiscal 2006 compared to Fiscal 2005

Net sales increased by 43%, from $44,901,645 in Fiscal 2005 to $64,060,375 in Fiscal 2006.  The increase was due in part to a rebound in Levothyroxine sales which increased $6.4 million, or 75%.  The Company also had additional growth with the introduction of several new products which accounted for $12.6 million in sales.  Several other products besides Levothyroxine Sodium experienced increased sales over prior year – including Digoxin 29%, Acetazolamide 8%, Unithroid 38%, and Hydromorphone 398%.  Volume and price increases attributed to increased sales — 33% due to increase in volume (new sales are included in volume increases) and 11% increase in prices.  Prices rebounded in the sales of Levothyroxine and Digoxin.  Both saw increased price pressure in the prior year as several competitors entered into the market. In addition, net sales of new products are often impacted by greater incentives to wholesalers. New product net sales of $12.6 million in Fiscal 2006 are net of reserves of $3.2 million.  This is a significant increase over Fiscal 2005 net sales of $500,000 and reserves of $100,000 that were associated with new product net sales.

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

Liquidity and Capital Resources

Net cash provided by operating activities of $12,675,320 for the year ended June 30, 2007 was attributable to a net loss of $6,929,008 as adjusted for the effects of non-cash items of $14,927,897, of which $7,775,890 was an impairment charge related to the acquisition of Cody Laboratories, Inc., and net changes in operating assets and liabilities totaling $4,676,431.  Significant changes in operating assets and liabilities are described below.

1.               An increase in inventory of $2,716,610 due to an increase in the amount of distributed product inventory on hand.  Distributed products in general saw a significant increase in sales during fiscal 2007, resulting in increased purchasing of those products by the Company in order to maintain stock available for resale.

2.               An increase in trade accounts receivable of $1,878,027 was due to changes in the sales mix at the end of 2007, compared to the end of 2006.  The Company sold significantly more product to retail customers during 2007, and less as a percentage to wholesale customers.  As a result, the reserve for chargebacks and rebates, which are generally higher for wholesale customers, decreased during the year more than gross trade accounts receivable, resulting in higher net trade accounts receivable.

3.              An increase in accounts payable of $5,991,581 resulted from favorable increases in payment terms negotiated during the year as well as differences in the timing of payments at year end 2007 and 2006.

4.              An increase in accrued expenses of $1,482,473 was due to a receiving accrual for materials received at the end of the fiscal year related primarily to distributed products received, as well as an increase in deferred revenue related to certain inventory for which payment has been received, but which has not been shipped.  This was partially offset by decreased personnel expenses.  These fluctuations are in the normal course of business.

5.              An increase in deferred revenue of $1,637,993 was due to payments received in advance of shipment of products.  The Company will recognize revenue upon shipment of the drugs or upon passage of their expiration date.

The Company monitors both Net DSO and Gross DSO as an overall check on collections and reasonableness of reserves. In order to be effective indicators, both DSO measures are evaluated on a quarterly basis. The Gross DSO calculation provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions. The Net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  Standard payment terms offered to customers are consistent with industry practice at 60 days.  The following table shows the results of these calculations for the relevant periods:

Fiscal Year Ended June 30,	2007	2006	2005
Net DSO (in days)	72	56	-1
Gross DSO (in days)	74	77	50

The increase in Net DSO is due to reduced reserves that offset receivables.  This is a result of the increased sales to chain drug stores, a result of new customers, and decreased sales to Wholesale customers.  Issues in the prior year related to customers’ reporting of credits had been resolved, lending to an improvement in the Gross DSO calculation.   In addition, the Company improved in the timeliness of processing credits.  The Company anticipates that Gross DSO will be in the 60 to 70 day range in future reports, as the payment terms for most customers are 60 days.

The Net DSO Calculation provides us with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  It eliminates the effect of timing of processing, which is inherent in the Gross DSO calculation.  A Net calculation greater than 60 days may indicate under-reserved sales, while an amount less than 60 days may indicate over-reserved sales, among other causes.  This figure is expected to approximate 60 days.  The fact that the amount is less than 60 days at June 30, 2006 and 2005 is primarily the result of wholesalers’ sell-through of our products being extended past the expected 6 to 8 week timeframe.  The increase to 72 days at June 30, 2007 indicates that this sell through issue no longer exists.

The net cash used in investing activities of $7,501,076 for the twelve months ended June 30, 2007 was mostly due to the purchase of property, plant and equipment of $2,465,075, as well as a $7,059,567 loan.  This was partially offset by the sale of $1,845,838 of the Company’s marketable securities.

On December 13, 2005 the Company refinanced $5,750,000 of its debt through the Philadelphia Industrial Development Corporation (PIDC) and the Pennsylvania Industrial Development Authority (PIDA).  With the proceeds from the refinancing, the Company paid off its Mortgage and Construction Loan, as well as a portion of the Equipment loan.  These loans were with Wachovia Bank.  The Company financed $4,500,000 through the Immigrant Investor Program (PIDC Regional Center, LP III).  The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006.  The remaining $1,250,000 is financed through the PIDA Loan.  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $1,150,212 outstanding as of June 30, 2007 with $70,604 currently due.  None of the PIDC Loan is currently due.

An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of June 30, 2007, $388,487 is outstanding and $97,001 is currently due.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2007 was 3.89%.  At June 30, 2007, the Company has $904,422 outstanding on the Authority loan, of which $109,164 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest.  At June 30, 2007, no portion of the letter of credit has been utilized.

The Equipment Loan consists of a term loan with a maturity date of five years.  The Company, as part of the 2003 Loan Financing agreement with Wachovia, is required to make equal payments of principal and interest.  As of June 30, 2007, the Company has outstanding $722,266 under the Equipment Loan, of which $320,520 is classified as currently due.

The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.  The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits.  As of June 30, 2007, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 6.82%.

The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to use substantially all of its assets to collateralize the amounts due.

The terms of the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.  As of June 30, 2007, the Company has complied with such terms, and successfully met its financial covenants.

As part of the acquisition of Cody, the Company assumed the debt owed to the Small Business Administration (“SBA”).  The loan requires fixed monthly payments through July 31, 2012.  The effective interest rate at June 30, 2007 was 8.75%.  As of June 30, 2007, $231,812 is outstanding under the SBA loan, of which $49,647 is classified as currently due.

Also part of the Cody acquisition is a variable interest entity (“VIE”), Cody LCI Realty, LLC, to which Cody Labs is primary beneficiary.  See Note 13 for “Consolidation of Variable Interest Entities.”  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial position.  The mortgage has 19 years of principal and interest payments remaining, with monthly payments of $14,782, at a fixed rate of 7.5%, to be made on a monthly basis through June 2026.  As of June 30, 2007, the Company has $1,782,766 outstanding under the mortgage loan, of which $45,183 is classified as currently due.

The following table represents annual contractual obligations as of June 30, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$9,679,965	$692,119	$1,208,951	$5,196,028	$2,582,867
Operating Leases	1,658,836	401,395	783,807	473,634	—
Purchase Obligations	147,000,000	18,000,000	39,000,000	43,000,000	47,000,000
Interest on Obligations	1,510,391	374,515	639,566	383,820	112,490
Total	$159,849,192	$19,468,029	$41,632,324	$49,053,482	$49,695,357

Purchase obligations relate to the Company’s agreement with Jerome Stevens Pharmaceuticals, Inc.  See further description in the Notes to the Consolidated Financial Statements.

Prospects for the Future

The Company has several generic products under development.  These products are all orally-administered, topical and parenteral products designed to be generic equivalents to brand named innovator drugs.  The Company’s developmental drug products are intended to treat a diverse range of indications.  As the oldest generic drug manufacturer in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market.  These ANDAs are simply dormant on the Company’s records.  Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it.  If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug.  The Company would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.   Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA.

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

Occasionally the Company will work on developing a drug product that does not require FDA approval.  The FDA allows generic manufacturers to manufacture and sell products which are chemically equivalent to innovator drugs which are grand-fathered, under FDA rules, prior to the passage of the Hatch-Waxman Act of 1984.  The FDA allows generic manufacturers to produce and sell generic versions of such grand-fathered products by simply performing and internally documenting the product’s stability over a period of time.  Under this scenario, a generic company can forego the time required for FDA ANDA approval.

The Company signed supply and development agreements with Olive Healthcare, of India; Orion Pharma, of Finland; Azad Pharma AG, of Switzerland, Unichem Inc. of India, Wintac Limited of India, Pharmaseed of Israel and Banner Pharmacaps of the United States, and is in negotiations with companies in Israel and China for similar new product initiatives, in which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our

disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of June 30, 2007.  Management’s assessment of internal controls over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2007.

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

Additionally during the fourth quarter, we identified another material weakness related to non-routine transactions.  Management determined that the loans to Cody Labs were impaired as of March 31, 2007.  However, this impairment was not properly reflected before the end of the quarter ended March 31, 2007.  Lack of documentation of a non-routine transaction resulted in the Company not properly recording an impairment of $7,776,000 on the loans during the interim period ended March 31, 2007.  At the end of the period management has assessed the controls to not be effective.

The control deficiencies discussed above resulted in adjustments to our consolidated financial statements as of and for the year ended June 30, 2007.  Additionally, these control deficiencies resulted in material misstatements in the aforementioned financial statement accounts and disclosures in our interim fiscal 2007 consolidated financial statements and required us to restate amounts previously reported for interim periods in 2007.  Accordingly, management has determined that the control deficiencies described above constitute material weaknesses.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007, based on the Internal Control—Integrated Framework

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Cody Laboratories, Inc., an acquisition consummated on April 10, 2007.

Remediation of Material Weakness in Internal Control Over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.  The Company is in the process of remediating its material weakness associated with the misstatement of costs of goods sold through the following actions:

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

The Company is in the process of remediating its material weakness associated with the impairment of notes receivable as of March 31, 2007 through the following actions:

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

The foregoing initiatives have enabled us to improve our internal controls over financial reporting.  Management is committed to continuing efforts aimed at fully achieving an operationally effective system of internal controls.  The remediation efforts noted above are subject to the Company’s internal control assessment, testing and evaluation process.

Changes in Internal Control Over Financial Reporting

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in internal control over financial reporting, as defined in Rule 13a-15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The identified improvements to our internal control over financial reporting necessary to remedy the material weaknesses identified above were implemented prior to the filing of this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:
William Farber	75	Chairman of the Board
Ronald A. West	73	Vice Chairman of the Board, Director
Arthur P. Bedrosian	61	Director
Jeffrey Farber	47	Director
Garnet Peck	77	Director
Kenneth Sinclair	61	Director
Albert Wertheimer	64	Director
Myron Winkelman	69	Director

Officers:
Arthur P. Bedrosian	61	President and Chief Executive Officer
Brian J. Kearns	41	Vice President of Finance, Treasurer, Secretary and Chief Financial Officer
Bernard Sandiford	78	Vice President of Operations
William Schreck	58	Vice President of Logistics
Kevin Smith	47	Vice President of Sales and Marketing

William Farber R. Ph.D was elected as Chairman of the Board of Directors in August 1991.  From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical Company.  From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation.  From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation.  Mr. Farber is a registered pharmacist in the State of Michigan.

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

Arthur P. Bedrosian, J.D. was promoted to President of the Company in May 2002 and CEO in January of 2006.  Prior to this, he served as the Company’s Vice President of Business Development from January 2002 to April 2002.  Mr. Bedrosian was elected as a Director in February 2000 and served to January 2002.  Mr. Bedrosian was re-elected to the board in January 2006.  Mr. Bedrosian has operated generic drug manufacturing, sales, and marketing businesses in the healthcare industry for many years.  Prior to joining the Company, from 1999 to 2001, Mr. Bedrosian served as President and Chief Executive Officer of Trinity Laboratories, Inc., a medical device and drug manufacturer.  Mr. Bedrosian also operated Pharmaceutical Ventures Ltd, a healthcare consultancy and Interal Corporation, a computer consultancy to Fortune 100 companies.  Mr. Bedrosian holds a Bachelor of Arts Degree in Political Science from Queens College of the City University of New York and a Juris Doctorate from Newport University in California.

Brian J. Kearns joined the Company in March 2005 as Vice President of Finance, Treasurer and Chief Financial Officer of the Company and was appointed Secretary in May 2005.  Prior to joining the Company, Mr. Kearns served as the Executive Vice President, Treasurer and Chief Financial Officer of MedQuist Inc., a healthcare information management company, from 2000 through 2004.  Prior to joining MedQuist, Mr. Kearns was Vice President and Senior Health Care IT analyst at Banc of America Securities from 1999 trough 2000.  Mr. Kearns also held various positions with Salomon Smith Barney from 1994 through 1998, including Senior Analyst of Business Services Equity Research.  Prior to that, Mr. Kearns held several financial management positions during his seven years at Johnson & Johnson.  Mr. Kearns holds a Bachelor of Science degree in Finance from Lehigh University and a Master of Business Administration degree from Rider University, where he matriculated with distinction.

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

William Schreck joined the Company in January 2003 as Materials Manager.  In May 2004, he was promoted to Vice President of Logistics.  Prior to this, from 1999 to 2001, he served as Vice President of Operations at Nature’s Products, Inc., an international nutritional and over-the-counter drug product manufacturing and distribution company; from 2001 to 2002 he served as an independent consultant for various companies.  Mr. Schreck’s prior experience also includes executive management positions at Ivax Pharmaceuticals, Inc., a division of Ivax Corporation, Zenith-Goldline Laboratories and Rugby-Darby Group Companies, Inc.  Mr. Schreck has a Bachelor of Arts Degree from Hofstra University.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2007, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners were complied with.

Code of Ethics and Financial Expert

The Company has adopted the Code of Professional Conduct (the “code of ethics”), a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and Corporate Controller, and other finance organization employees.  The code of ethics is publicly available on our website at www.lannett.com.  If the Company makes any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Summary Compensation Table

The following table summarizes all compensation paid to or earned by the named executive officers of the Company for Fiscal 2007, Fiscal 2006 and Fiscal 2005.

Name and Principal Position (a)	Fiscal Year (b)	Salary (c)	Stock Awards (e)	Option Awards (f)	Non-equity incentive plan compensation (g)	All Other Compensation (i)	Total (j)
Arthur P. Bedrosian (1)	2007	$301,016	$122,234	$158,303	$43,358	$34,159	$659,070
President and Chief Executive Officer	2006	264,267	—	222,465	338,880	17,834	843,446
	2005	233,628	—	—	92,970	18,132	344,730

Brian Kearns (2)	2007	202,678	83,021	161,830	27,719	22,841	$498,089
Chief Financial Officer, Treasurer	2006	185,480	—	—	240,000	9,685	435,165
	2005	47,115	—	351,470	20,712	1,815	421,112

Bernard Sandiford	2007	154,525	64,799	161,830	16,628	41,888	$439,670
Vice President of Operations	2006	143,016	—	34,877	145,000	41,014	363,907
	2005	133,779	—	—	54,898	34,522	223,199

William Schreck	2007	162,871	68,021	161,830	16,724	25,334	$434,780
Vice President of Logistics	2006	157,192	—	34,877	160,000	18,819	370,888
	2005	137,026	—	—	60,000	10,009	207,035

Kevin Smith	2007	183,230	61,490	161,830	18,814	24,076	$449,440
Vice President of Sales and Marketing	2006	175,853	—	34,877	180,000	22,269	412,999
	2005	162,821	—	—	66,895	20,836	250,552

(1)                                  Mr. Bedrosian was promoted to President and Chief Executive Officer on January 3, 2006.

(2)                                  Brian Kearns was hired March 14, 2005 as Chief Financial Officer.

(i)  Supplemental All Other Compensation Table

The following table summarizes the components of column (i) of the Summary Compensation Table:

Name and Principal Position	Fiscal Year	Company Matched Contributions to 401(k) Plan	Auto Allowance	Pay in Lieu of Vacation	Housing Allowance	Excess Life Insurance	Total

Arthur P. Bedrosian	2007	$10,935	$13,265	$9,540	$—	$419	$34,159
President and Chief	2006	3,003	10,888	3,486	—	457	17,834
Executive Officer	2005	4,786	7,200	5,971	—	175	18,132

Brian Kearns	2007	12,222	10,559	—	—	60	22,841
Chief Financial	2006	1,526	8,091	—	—	68	9,685
Officer, Treasurer	2005	—	1,800	—	—	15	1,815

Bernard Sandiford	2007	9,212	10,601	11,258	10,817	—	41,888
Vice President of	2006	5,146	10,214	5,226	20,428	—	41,014
Operations	2005	5,768	7,200	7,154	14,400	—	34,522

William Schreck	2007	9,382	10,589	5,095	—	268	25,334
Vice President of	2006	6,604	9,000	2,942	—	273	18,819
Logistics	2005	5,760	2,400	1,730	—	119	10,009

Kevin Smith	2007	9,309	13,188	1,486	—	93	24,076
Vice President of	2006	6,212	13,062	2,895	—	100	22,269
Sales and Marketing	2005	7,126	9,000	4,670	—	40	20,836

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Values

(a) Name	(b) Shares Acquired On Exercise	(c) Value Realized	(d) Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	(e) Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable
Arthur P. Bedrosian			186,233/	$26,280/
	0	0	46,667	0
President and Chief Executive Officer

Brian Kearns			66,666/	$0/
	0	0	48,334	0
Chief Financial Officer, Treasurer

Bernard Sandiford			41,881/	$3,640/
	0	0	22,999	7,280
Vice President of Operations

William Schreck			21,745/	$3,640/
	0	0	23,000	7,280
Vice President of Logistics

Kevin Smith			75,759/	$3,640/
	0	0	23,000	7,280
Vice President of Sales and Marketing

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, Brian Kearns, Kevin Smith, William Schreck, and Bernard Sandiford (the “Named Executives”).  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of the Named Executives are reviewed and approved by the Board of Directors.  Additionally, the Named Executives are eligible to receive long term incentive awards, including stock options and restricted shares of stock, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policy regarding long term incentive awards.

Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between eighteen months and three years.

Compensation of Directors

Non-employee directors received a retainer of $2,600 per month as compensation for their services during Fiscal 2007.  They also were compensated $1,000 per Board meeting.  There were seven Board meetings held during Fiscal 2007.  Additional committees of the Board of Directors include the Audit Committee, the Compensation Committee and the Strategic Planning Committee.  Committee members received $1,000 and the Chairman received $1,500 per Committee meeting attended.  There were nine Audit Committee meetings, seven Strategic Planning Committee meetings and seven Compensation Committee meetings held during Fiscal 2007.  Directors are also reimbursed for expenses incurred in attending Board and Committee meetings.  There were no stock options granted to directors in Fiscal 2007.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Our Compensation Program

A fundamental goal of our compensation program is to maximize stockholder value. In order to accomplish this goal, we must attract and retain talented and capable executives, and we must provide those executives with incentives that motivate and reward them for achieving Lannett’s short and longer-term goals. To this end, our executive compensation is guided by the following key principles:

•      that executive compensation should depend upon group and individual performance factors;

•      that the interests of executives should be closely aligned with those of stockholders through equity-based compensation; and

•      that compensation should be appropriate and fair in comparison to the compensation provided to similarly situated executives within the pharmaceutical industry and within other publicly-traded companies similar in market capitalization to Lannett’s.

Important to our compensation program are the decisions of, and guidance from, the Compensation Committee of our Board of Directors. This Committee (which we refer to, for purposes of this analysis, as “the Committee”) is composed entirely of directors who are independent of Lannett under the independence standards established by the American Stock Exchange, the securities exchange where our common stock is traded. The Committee operates pursuant to a written charter adopted by the Board. If you would like to review the Committee’s charter, it is available to any stockholder who requests a copy from our Chief Financial Officer, at 9000 State Road, Philadelphia, Pennsylvania 19136.

The Committee has the authority and responsibility to establish and periodically review our executive compensation principles, described above. Importantly, the Committee also has sole responsibility for approving the corporate goals and objectives upon which the compensation of the chief executive officer (the “CEO”) is based, for evaluating the CEO’s performance in light of these goals and objectives, and for determining the CEO’s compensation, including his equity-based compensation.

The Committee also reviews and approves the recommendations of the CEO with regard to the compensation and benefits of other executive officers. In accomplishing this responsibility, the Committee meets regularly with the CEO, approves cash and equity incentive objectives of the executive officers, reviews with the CEO the accomplishment of these objectives and approves the base salary and other elements of compensation for the executive officers. The Committee has full discretion to modify the recommendations of the CEO in the course of its approval of executive officer compensation.

The Committee also annually reviews recommendations from their consultant, and makes recommendations to the Board about, the compensation of non-employee directors.

During Fiscal 2007, the Committee recommended the adoption of a new Incentive Plan to supplement our existing stock option plans.  The Incentive Plan was approved by our stockholders in January 2007. The Incentive Plan provides for the grant of various equity awards, including stock options and restricted stock, to Lannett employees and directors. The Committee is responsible for administering this Plan and it has sole authority to make grants to the CEO or any other executive officer.

In conjunction with its responsibilities related to executive compensation, the Committee also oversees the management development process, reviews plans for executive officer succession and performs various other functions.

The Committee consults as needed with an outside compensation consulting firm retained by the Committee. As it makes decisions about executive compensation, the Committee obtains data from its consultant regarding current compensation practices and trends among United States companies in general and pharmaceutical companies in particular, and reviews this information with its consultant. During Fiscal 2007, the Committee was advised by Mercer Human Resources Consulting, a global human resources consulting firm. For Fiscal 2008, the Committee is expected to continue to use Mercer as a consultant as needed. In addition, the Chairman of the Committee is in contact with management outside of Committee meetings regarding matters being considered or expected to be considered by the Committee.

The individuals who served as Chief Executive Officer and Chief Financial Officer during Fiscal 2007, as well as the other individuals included in the Summary Compensation Table on page 48, are referred to as the “named executive officers.”

Our Fiscal 2007 Compensation Program

In Fiscal 2007, the Committee’s approach to compensation was intended to focus our executives on accomplishing our short and longer-term objectives, and it had as its ultimate object sustained growth in stockholder value. This approach was intended to compensate executives at levels at or near the median levels of compensation offered by other pharmaceutical companies similar in size to Lannett and with whom we compete.

In making decisions about the elements of Fiscal 2007 compensation, the Committee not only considered available market information about each element but also considered aggregate compensation for each executive. Base salary provided core compensation to executives, but it was accompanied by:

•      the potential for incentive-based cash compensation based upon our attainment of Fiscal 2007 operating income, R&D and individual or departmental objectives,

•      various forms of equity compensation, including some grants based upon Fiscal 2007 sales growth results and upon our return on invested capital results,

•      various benefits and perquisites, and

•      the potential for post-termination compensation under certain circumstances.

Summary of Fiscal 2007 Compensation Elements

The table below provides detailed information regarding each element of the Fiscal 2007 compensation program.

	Compensation Element Overview	Purpose of the Compensation Element

Base Salary

Base salary pays for competence in the executive role. An executive’s salary level depends on the decision making responsibilities, experience, work performance, achievement of key goals and team building skills of each position, and the relationship to amounts paid to other executives at peer companies.

To provide competitive fixed compensation based on sustained performance in the executive’s role and competitive market practice.

Short- Term Incentives

Annual Incentive Bonus Plan (AIBP) The AIBP program rewards with cash awards for annual achievement of overall corporate objectives, and specific individual or departmental operational objectives.  In Fiscal 2007, objectives for the Officers were tied to Lannett’s achievement of operating income targets, R&D targets and individual objectives.

To motivate and focus our executive team on the achievement of our annual performance goals.

	Compensation Element Overview	Purpose of the Compensation Element

Long- Term Incentives

Stock Options
Stock options reward sustained stock price appreciation and encourage executive retention during a three-year vesting term and a ten-year option life.

Restricted Stock
Restricted stock rewards sustained stock price appreciation and encourages executive retention during its three-year vesting term.

The value of participants’ restricted stock increases and decreases according to Lannett’s stock price performance during the vesting period and thereafter.

We strive to deliver a balanced long- term incentive portfolio to executives, focusing on (a) share price appreciation, (b) retention, and (c) internal financial objectives.

The primary objectives of the overall design are:

to align management interests with those of stockholders,

to increase management’s potential for stock ownership opportunities (all awards are earned in shares),

to attract and retain excellent management talent, and

to reward growth of the business, increased profitability, and sustained stockholder value.

	Compensation Element Overview	Purpose of the Compensation Element

Benefits

In General
Executives participate in employee benefit plans available to all employees of Lannett, including health, life insurance and disability plans. The cost of these benefits is partially borne by the employee, but mostly paid by the Company.

These benefits are designed to attract and retain employees and provide security for their health and welfare needs. We believe that these benefits are reasonable, competitive and consistent with Lannett’s overall executive compensation program.

401(k) Plan
Executives may participate in Lannett’s 401(k) retirement savings plan, which is available to all employees. In calendar 2006, the Company matched employees’ contributions to the plan, on a dollar for dollar basis, up to 3% of their base salary, subject to regulatory limits. Beginning in calendar 2007, Lannett began matching contributions, at a rate of $.50 on the dollar up to 8% of base salary.

Life Insurance
Lannett provides life insurance benefits to all employees. The coverage amount for executives is one times base compensation up to a limit of $115,000 and premiums paid for coverage above $50,000 are treated as imputed income to the executive.

Disability Insurance
Lannett provides short-term and long-term disability insurance to employees which would, in the event of disability, pay an employee 60% of his or her base salary with limits.

	Compensation Element Overview	Purpose of the Compensation Element

Perquisites

Lannett does not utilize perquisites or personal benefits extensively. The few perquisites that are provided complement other compensation vehicles and enable the Company to attract and retain key executives. These perquisites include:

automobile allowances in various amounts to key executives.

We believe these benefits better allow us to attract and retain superior employees for key positions.

	Compensation Element Overview	Purpose of the Compensation Element

Post-Termination Pay

Severance Plan
Lannett’s Severance Pay Plan is designed to pay severance benefits to an executive for a qualifying separation. For the Chief Executive Officer, the Severance Pay Plan provides for a payment of three times the sum of base salary plus a pro

The Severance Pay Plan is intended (1) to allow executives to concentrate on making decisions in the best interests of Lannett (or any successor organization in the event that a change of control is to occur), and (2) generally alleviate an executive’s concerns about the loss of his or her position without cause.

rated annual cash bonus for the current year calculated as if all targets and goals are achieved. For the other named executive officers, the Severance Pay Plan provides for a payment of eighteen months of base salary plus a pro rated annual cash bonus for the current year calculated as if all targets and goals are achieved.

The use of the above compensation tools enables Lannett to reinforce its pay for performance philosophy as well as to strengthen its ability to attract and retain high-performing executive officers. The Committee believes that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term stockholder value creation, and encourages executive recruitment and retention in a high-performance culture.

Market Data and Our Peer Group

In determining 2007 compensation for the named executive officers, the Committee relied on market data provided by its consultant. This information was principally related to a group of 13 peer companies similar in size to Lannett with median revenues of $40 million to $133 million (we refer to this group of companies as the “Peer Group”). Information on these companies was derived from two sources: (1) the consultant and broader market survey data analysis, and (2) publicly-available information appearing in the proxy statements of these companies. The members of the Peer Group were:

Bradley Pharmaceutical	Viropharma Inc.	Able Laboratories Inc

Savient Pharm. Inc.	Balchem Corp.	Caraco Pharm. Labs

Hi Tech Pharm. Co. Inc.	Orasure Technologies Inc.	Neogen Corp.

Quigley Corp.	Interpharm Holdings Inc	Akorn Inc.

Noven Pharmaceuticals Inc.

The Committee plans to evaluate the Peer Group annually and revise it as necessary to ensure that it continues to be appropriate for benchmarking our executive compensation program.

Base Salary

Base salaries for the named executive officers are intended, in general, to approach median salaries for similarly situated executives among Peer Group companies. A number of additional factors are considered, however, in determining base salary, such as the executive’s individual performance, his or her experience, competencies, skills, abilities, contribution and tenure, internal compensation consistency, the need to attract new, talented executives, and the Company’s overall annual budget. Base salaries are generally reviewed on an annual basis.

* The 2007 salaries for Arthur Bedrosian, Lannett’s CEO, and for Brian Kearns, Lannett’s CFO, were lower than the median for comparable positions among members of the Peer Group and the survey data. Base salaries for all remaining named executive officers were lower than the median for comparable positions among members of the Peer Group, but higher than the median for the survey data.

Base salary increases were granted to Mr. Bedrosian for $29,357 effective on January 1, 2007, Mr. Kearns for $3,300 effective on September 1, 2006, Mr. Smith for $3,980 effective on September 1, 2006,

Mr. Schreck for $3,537 effective on September 1, 2006, and Mr. Sandiford for $3,206 effective on September 1, 2006, based on their performance. Mr. Sandiford also received a base pay increase in the amount of $14,400 effective on January 1, 2007. This increase was to eliminate a housing allowance he was receiving in the same amount prior to the effective date.

Fiscal 2007 Annual Incentive Bonus Plan

Design

In November 2006, the Committee approved the 2007 Annual Incentive Bonus Plan (or “AIBP”) program. This program allowed executive officers the opportunity to earn cash awards upon the accomplishment of the Fiscal 2007 operating income goal, R&D objectives and a number of individual objectives. The relative weighting of these objectives for each executive was fifty percent (50%) for operating income, twenty-five percent (25%) for R&D targets, twenty percent (20%) for individual objectives and five percent (5%) based on CEO and Committee discretion.  For the CEO, the five percent (5%) discretionary portion will be determined by the Committee.

Based on market data provided by its consultant, and considering the relatively low base salaries of the named executive officers, the Committee formulated potential AIBP awards which exceeded the 50th percentile among Peer Group companies, expressed as percentages of base salary. Actual payouts depended upon the degree to which objectives were accomplished as well as the weight accorded to each objective, as described above. The table below shows the potential payout amounts for each of the named executive officers, expressed as percentages of base salary.

Performance Level	Arthur Bedrosian	Brian Kearns	Bernard Sandiford	William Schreck	Kevin Smith
Superior Level	120-150%	120-150%	100-125%	100-125%	100-125%
Goal Level	100-120%	100-120%	75-100%	75-100%	75-100%
Threshold Level	50-100%	50-100%	30-75%	30-75%	30-75%

The Committee also determined that, if results for any objectives were between the minimum and maximum of the ranges, the Committee would determine appropriate payout percentage.

As discussed above, each named executive officer’s objectives for Fiscal 2007 included Company operating income targets and R&D targets. The Committee reviewed and approved these targets following discussions with management, a review of our historical results, consideration of the various circumstances facing the Company during Fiscal 2007 and taking into account the expectations of our annual plan. The Fiscal 2007 operating income and R&D AIBP targets approved by the Committee are detailed in the table below.

Objective	Superior	Goal	Target
Operating Income*	$11.5 M	$10.5 M	$8.9 M
R&D Submissions	11	10	9
R&D Acceptances	9	8	7
R&D Launches	8	7	6

*       For purposes of determining achievement of the AIBP targets, these measures exclude certain categories of non-recurring items that the Committee believes do not reflect the performance of Lannett’s core continuing operations.

Operational objectives for Mr. Bedrosian related to finalizing an acquisition. Mr. Kearns’s objectives related to controlling SG&A costs, implementing SAP and achieving budgeted cash targets. Objectives for Mr. Smith included achieving sales targets and margin targets. For Mr. Schreck the objectives included improvements in inventory turns and cycle counts along with the warehouse relocation. Mr. Sandiford’s objectives related to achieving SOX goals, reducing rejections and internal audits.

All payouts to executive officers under the 2007 AIBP were contingent upon the Committee’s review and certification of the degree to which Lannett achieved the 2007 AIBP objectives, and upon the Committee’s certification of the degree to which individual objectives had been achieved. The program provided that payout for any objective would be limited to 20% of the actual operating income attained by Lannett.

The 2007 AIBP program provided that the Committee could, in its discretion: modify, amend, suspend or terminate the Plan at any time. The Committee did not take any of these actions in connection with the 2007 AIBP program.

Results

In September 2007, the Committee reviewed and certified Lannett’s Fiscal 2007 results for purposes of the AIBP program, determining that the objectives for operating income, R&D acceptances and launches were not met, and the R&D objective for submissions was met at the goal level. The Committee also reviewed and certified the performance of the executive officer individual objectives, determining that these objectives were achieved to varying degrees. The named executive officers received the following payments in connection with the 2007 AIBP program:

		2007 AIBP	2007 AIBP
Officer	2007 AIBP Cash	Restricted Shares ($) (1)	Total Award ($)	Percentage of Base Salary

Arthur Bedrosian	$43,358	$55,336	$98,694	31%
President and Chief Executive Officer

Brian Kearns	$27,719	$45,542	$73,261	36%
Chief Financial Officer

Bernard Sandiford	$16,628	$27,320	$43,948	27%
Vice President of Operations

William Schreck	$16,724	$30,542	$47,266	29%
Vice President of Logistics

Kevin Smith	$18,814	$24,011	$42,825	23%
Vice President, Sales & Marketing

(1) Restricted shares issued on 9/18/07 with vesting on 1/1/08 at $4.03/share. In an effort to increase equity ownership by officers a portion sixty percent (60%) of the 2007 AIBP cash award was distributed in restricted stock instead of cash.

Awards made to named executive officers under the 2007 AIBP program are also reflected in column (d) of the Summary Compensation Table on page 48.

2007 Long Term Incentive Awards (LTIA)

Design

The Committee believes that long-term equity incentives are an important part of a complete compensation package because they focus executives on: increasing the value of the assets that are entrusted to them by the stockholders, achieving Lannett’s long-term goals, aligning the interests of executives with those of stockholders, encouraging sustained stock performance and helping to retain executives.

Prior to the approval of the Incentive Plan by stockholders in 2007, Lannett’s equity grants consisted only of stock options. The Incentive Plan expanded the types of equity vehicles which the Committee could grant to executives by including restricted stock. In September 2007, the Committee granted both stock options and restricted stock to executives, each designed to emphasize particular elements of the Company’s immediate and long-term objectives and to retain key executives. We refer to these grants collectively as the 2007 Long Term Incentive Awards (LTIA). The types of grants were:

•      stock options, becoming exercisable over three years (33%, 33% and 34% on each anniversary) from the date of the grant and having a total term of ten years,

•      shares of restricted stock, vesting over three years (33%, 33% and 34% on each anniversary) from the date of grant,

The Committee assessed the appropriate overall value of these equity grants to executives by reviewing survey results and other market data provided by its consultant. This information included the value of equity grants made to similarly situated executives among the Peer Group. The overall value of LTIA grants for each executive was determined by the Committee with assistance from their consultant.

In determining the overall value of LTIA grants, the Committee also considered the potential value of equity compensation relative to other elements of compensation for each named executive officer. It likewise assessed the appropriate distribution of equity value among the grant types, as well as the corporate objectives each type of grant was intended to encourage.

Stock Options and Restricted Stock

The stock options and restricted stock granted as part of the 2007 LTIA were designed to reward sustained stock price appreciation and to encourage executive retention during a three-year vesting term and, in the case of stock options, a ten-year option life. Stock option and restricted stock awards are intended to align executives’ motivation with stockholders’ best interests. Grants of stock options were not contingent upon any conditions. They are to be granted independent of organizational performance. Stock options become exercisable approximately in one-third increments on the first three anniversaries of the date of grant. Restricted stock was contingent upon Lannett achieving annual sales growth and return on invested capital goals.  Restricted stock will vest in one-third increments on the first three anniversaries of the date of the grant.  The Committee determined for each executive officer a target number of options and restricted shares and those targets appear in the tables below.

Restricted Stock Targets:

Performance Level	Bedrosian	Kearns	Sandiford	Schreck	Smith
Superior	16,600	8,300	8,300	8,300	8,300
Goal	12,500	6,600	6,600	6,600	6,600
Threshold	8,300	5,000	5,000	5,000	5,000

Stock Option Targets:

Range	Bedrosian	Kearns	Sandiford	Schreck	Smith
High	50,000	25,000	25,000	25,000	25,000
Medium	37,500	20,000	20,000	20,000	20,000
Low	25,000	15,000	15,000	15,000	15,000

Results

In September 2007, the Committee reviewed and certified the Fiscal 2007 results for purposes of the Restricted Share Grants and determined that the superior level had been met for the sales growth objective and the threshold level was met for the return on invested capital objective associated with those grants. The number of restricted shares granted to each executive officer was then determined. The Committee decided to grant stock options at the high level, and, in addition, the Committee granted an additional 25,000 special option grant to each named officer. This was done to bring total direct compensation more in line with the marketplace data provided by the consultant. Restricted shares, options and special options are detailed in the chart below.

Stock Option Awards:

Awards	Bedrosian	Kearns	Sandiford	Schreck	Smith
Options	50,000	25,000	25,000	25,000	25,000
Special Options	25,000	25,000	25,000	25,000	25,000
Restricted Shares	16,600	9,300	9,300	9,300	9,300

Perquisites and Other Benefits

We provide named executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

During calendar year 2006, Lannett matched employees’ contributions to the Lannett Company, Inc. 401(k) Retirement Savings Plan on a dollar for dollar basis up to 3% of an employee’s base salary, subject to regulatory limits. Contributions by the named executive officers were matched in this way, subject to the limitations of the Plan and applicable law. Beginning in calendar year 2007, Lannett matched contributions to the 401(k) plan on a fifty cents on the dollar basis up to 8% of the contributing employee’s base salary. The named executive officers are also provided with car allowances, for which the taxes are also paid by the Company.

Lannett provides life insurance for executive officers which would, in the event of death, pay $115,000 to designated beneficiaries. Premiums paid for coverage above $50,000 are treated as imputed income to the executive. Lannett also provides short-term and long-term disability insurance which would, in the event of disability, pay the executive officer sixty percent (60%) of his base salary up to the plan limits of $1250/week for short term disability and $6000/month for long term disability. Executive officers participate in other qualified benefit plans, such as medical insurance plans, in the same manner as all other employees.

Attributed costs of the personal benefits available to the named executive officers for the fiscal year ended June 30, 2007, are included in column (i) of the Summary Compensation Table on page 48.

Severance and Change of Control Benefits

We believe that reasonable severance and change in control benefits are necessary in order to recruit and retain qualified senior executives and are generally required by the competitive recruiting environment within our industry and the marketplace in general. These severance benefits reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time, and are designed to alleviate an executive’s concerns about the loss of his or her position without cause. We also believe that a change in control arrangement will provide an executive security that will likely reduce the reluctance of an executive to pursue a change in control transaction that could be in the best interests of our stockholders. Lannett’s Severance Pay Plan is designed to pay severance benefits to an executive for a qualifying separation. For the Chief Executive Officer, the Severance Pay Plan provides for a payment of three times the sum of base salary plus a pro rated annual cash bonus for the current year calculated as if all targets and goals are achieved. For the other named executive officers, the Severance Pay Plan provides for a payment of eighteen months of base salary plus a pro rated annual cash bonus for the current year calculated as if all targets and goals are achieved.

Timing of Committee Meetings and Grants; Option and Share Pricing

The Committee typically holds four regular meetings each year, and the timing of these meetings is generally established during the year. The Committee holds special meetings from time to time as its workload requires. Historically, annual grants of equity awards have typically been accomplished at a meeting of the Committee in September of each year. Individual grants (for example, associated with the hiring of a new executive officer or promotion to an executive officer position) may occur at any time of year. We expect to coordinate the timing of equity award grants to be made within thirty (30) days of Lannett’s earnings release announcement following the completion of the fiscal year. The exercise price of each stock option and restricted share awarded to our executive officers is the closing price of our common stock on the date of grant.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes the deductibility of an executive officer’s compensation that exceeds $1.0 million per year unless the compensation is paid under a performance-based plan that has been approved by stockholders. The Committee believes that it is generally preferable to comply with the requirements of Section 162(m) through, for example, the use of our Incentive Plan. However, to maintain flexibility in compensating executive officers in a manner that attracts, rewards and retains high quality individuals, the Committee may elect to provide compensation outside of those requirements when it deems appropriate. The Committee believes that stockholder interests are best served by not restricting the Committee’s discretion in this regard, even though such compensation may result in non-deductible compensation expenses to the Company.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Taking this review and discussion into account, the undersigned Committee members recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation Committee

Ronald West (Chair)

Albert Wertheimer

Myron Winkelman

ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2007, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock:

		Excluding Options
		and Debentures			Including Options (*)
Name and Address of Benefical Owner	Office	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Directors/Executive Officers:

William Farber	Chairman of the Board	13,619,129	(1)	56.34%	13,706,629	(2)	55.33%
9000 State Road Philadelphia, PA 19136

Ronald A. West	Vice Chairman of the	7,310		0.03%	57,258	(3)	0.23%
9000 State Road Philadelphia, PA 19136	Board, Director

Jeffrey Farber	Director	147,120		0.61%	169,620	(4)	0.68%
9000 State Road Philadelphia, PA 19136

Albert Wertheimer	Director	1,000		0.00%	14,333	(5)	0.06%
9000 State Road Philadelphia, PA 19136

Myron Winkelman	Director	1,000		0.00%	36,000	(6)	0.15%
9000 State Road Philadelphia, PA 19136

Arthur Bedrosian	President and Chief	458,750	(7)	1.91%	644,983	(8)	2.61%
9000 State Road Philadelphia, PA 19136	Executive Officer

Brian Kearns	Chief Financial Officer	0		0.00%	66,666	(9)	0.27%
9000 State Road Philadelphia, PA 19136

Bernard Sandiford	Vice President of	287		0.00%	42,167	(10)	0.17%
9000 State Road Philadelphia, PA 19136	Operations

William Schreck	Vice President of	0		0.00%	21,745	(11)	0.09%
9000 State Road Philadelphia, PA 19136	Logistics

Kevin Smith	Vice President of Sales	336		0.00%	76,096	(12)	0.31%
9000 State Road Philadelphia, PA 19136	and Marketing

All directors and		14,237,179		58.90%	14,837,744		59.90%
executive officers as a group (10 persons)

(1)           Includes 300,000 shares owned jointly by William Farber and his spouse Audrey Farber.

(2)           Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share.  25,000 vested options to purchase common stock at an exercise price of $17.36.  25,000 vested options to purchase common stock at an exercise price of $16.04.

(3)           Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share, 15,000 vested options to purchase common stock at an exercise price of $17.36 per share, and 25,000 vested options to purchase common stock at an exercise price of $16.04.

(4)           Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share and 12,500 vested options to purchase common stock at an exercise price of $16.04.

(5)           Includes 13,333 vested options to purchase common stock at an exercise price of $9.02 per share.

(6)           Includes 15,000 vested options to purchase common stock at an exercise price of $17.36.  20,000 vested options to purchase common stock at an exercise price of $16.04.

(7)           Includes 27,450 shares owned by Arthur Bedrosian’s wife, Shari. Mr. Bedrosian disclaims beneficial ownership of these shares.

(8)           Includes 18,000 vested options to purchase common stock at an exercise price of $4.63 per share, 96,900 vested options to purchase common stock at an exercise price of $7.97 per share, 33,000 vested options to purchase common stock at an exercise price of $17.36, 30,000 vested options to purchase common stock at an exercise price of $16.04 and 8,333 vested options to purchase common stock at an exercise price of $8.00 per share.

(9)           Includes 66,666 vested options to purchase common stock at an exercise price of $6.75 per share.

(10)         Includes 15,380 vested options to purchase common stock at an exercise price of $11.27 per share, 10,000 vested options to purchase common stock at an exercise price of $17.36 per share, 12,500 vested options to purchase common stock at an exercise price of $16.04 per share, and 4,000 vested options to purchase common stock at an exercise price of $5.18 per share.

(11)         Includes 17,745 vested options to purchase common stock at an exercise price of $11.27 per share and 4,000 vested options to purchase common stock at an exercise price of $5.18 per share.

(12)         Includes 38,760 vested options to purchase common stock at an exercise price of $7.97 per share, 13,000 vested options to purchase common stock at an exercise price of $17.36 per share, 20,000 vested options to purchase common stock at an exercise price of $16.04 per share and 4,000 vested options to purchase common stock at an exercise price of $5.18 per share.

* Assumes that all options exercisable within sixty days have been exercised, which results in 24,771,782 shares outstanding.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had sales of approximately $763,000, $1,143,000, and $590,000 during the fiscal years ended June 30, 2007, 2006 and 2005, respectively, to a generic distributor, Auburn Pharmaceutical Company. Jeffrey Farber (the “related party”), a board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber, is the owner of Auburn Pharmaceutical Company.  Accounts receivable includes amounts due from the related party of approximately $109,000 and $191,000 at June 30, 2007 and 2006, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement pursuant to which it purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owns the ANDA.  This agreement is subject to Lannett Holdings, Inc.’s ability to obtain FDA approval to use the proprietary rights.  Subsequently the submission has been approved by the FDA and the marketing has begun.  The Company has treated this payment as a prepaid asset, which will be amortized over the term of the agreement.  Arthur Bedrosian, President of Lannett, was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc.  This transaction was approved by the Board of Directors of Lannett and, in its opinion; the terms were not more favorable to the related party than they would have been to a non-related party.

The Company has approximately $1,683,000 of deferred revenue as a result of prepayments on inventory received from Provell Pharmaceuticals, LLC.  Provell is a joint venture to distribute pharmaceutical products through mail order outlets.  Lannett was given 33% ownership of this venture in exchange for access to Lannett’s drug providers.  The investment is valued at zero, due to losses incurred to date by Provell.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2007, 2006 and 2005. No relationship exists other than the usual relationship between independent public accountant and client.  The following table identifies the fees paid to Grant Thornton LLP in Fiscal 2007, 2006 and 2005.

	Audit Fees	Audit-Related (1)	Tax Fees (2)	All Other Fees (3)	Total Fees

Fiscal 2007:	$338,660	$—	$36,528	$70,300	$445,460
Fiscal 2006:	$180,418	$—	$52,942	$135,248	$368,608

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

(3) Other fees include:

Fiscal 2007 – Fees paid for review of various SEC correspondence, disclosures, and fixed asset review.

Fiscal 2006 – Fees paid for services rendered in connection with quarterly reviews of the Company’s SEC filings, fixed asset review, a cost segregation study and review of various SEC correspondence.

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

The following are included herein:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2007 and 2006
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2007
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended June 30, 2007
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2007
Notes to Consolidated Financial Statements
Supplementary Data

(c)                                  On September 13, 2006, the Company filed a Form 8-K disclosing Item 2 and Item 9 thereof and including as an exhibit the press release announcing the Company’s results of operations for the fiscal 2006 fourth quarter and full year ended June 30, 2006.

On November 8, 2006, the Company filed a Form 8-K disclosing Item 2 and Item 9 thereof and including as an exhibit the press release announcing the Company’s results of operations for the fiscal year 2007 first quarter ended September 30, 2006.

On February 7, 2007, the Company filed a Form 8-K disclosing Item 2 and Item 9 thereof and including as an exhibit the press release announcing the Company’s results of operations for the fiscal year 2007 second quarter and six months ended December 31, 2006.

On April 12, 2007, the Company filed a Form 8-K disclosing Item 8 and Item 9 thereof and including as an exhibit the press release announcing the Company has acquired a bulk raw material supplier.

On May 7, 2007, the Company filed a Form 8-K disclosing Item 2 and Item 9 thereof and including as an exhibit the press release announcing the Company’s results of operations for the fiscal year 2007 third quarter and nine months ended March 31, 2007.

On September 25, 2007, the Company filed a Form 8-K disclosing Item 4.02, Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, relating to a restatement of previously filed Forms 10-Q from the three month and fiscal year-to-date periods ended September 30, 2006, December 31, 2006 and March 31, 2007.

On October 2, 2007, the Company filed a Form 8-K disclosing Item 2.02, Results of Operations, and Item 9 thereof and including as an exhibit the press release announcing the Company’s preliminary unaudited results of operations for the fiscal year end June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	October 9, 2007	By:	/ s / Arthur P. Bedrosian
Arthur P. Bedrosian,
President and
Chief Executive Officer

Date:	October 9, 2007	By:	/ s / Brian Kearns
Brian Kearns,
Vice President of Finance, Treasurer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 9, 2007	By:	/ s / William Farber
William Farber,
Chairman of the Board of Directors

Date:	October 9, 2007	By:	/ s / Ronald West
Ronald West,
Director, Vice Chairman of the Board,
Chairman of Compensation Committee

Date:	October 9, 2007	By:	/ s / Arthur P Bedrosian
Arthur P. Bedrosian,
Director, President and Chief Executive Officer

Date:	October 9, 2007	By:	/ s / Jeffrey Farber
Jeffrey Farber,
Director

Date:	October 9, 2007	By:	/ s / Garnet Peck
Garnet Peck,
Director

Date:	October 9, 2007	By:	/ s / Kenneth Sinclair
Kenneth Sinclair,
Director, Chairman of Audit Committee

Date:	October 9, 2007	By:	/ s / Albert Wertheimer
Albert Wertheimer,
Director

Date:	October 9, 2007	By:	/ s / Myron Winkelman
Myron Winkelman,
Director, Chairman of Strategic Plan Committee