Form 10-Q
period 2007-09-30
LANNETT CO INC
filed 2007-11-09
CIK 57725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 001-31298

LANNETT COMPANY, INC.
(Exact Name of Registrant as Specified in its Charter)

State of Delaware (State of Incorporation)	23-0787699 (I.R.S. Employer I.D. No.)

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

        As of October 24, 2007, there were 24,184,199 shares of the issuer's common stock, $.001 par value, outstanding.

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and June 30, 2007	3
	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2007 and 2006	4
	Consolidated Statement of Changes in Shareholders' Equity (unaudited) for the three months ended September 30, 2007	5
	Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2007 and 2006	6
	Notes to Consolidated Financial Statements (unaudited)	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4.	CONTROLS AND PROCEDURES	38
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	41
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	41
CERTIFICATION OF PRESIDENT & CHIEF EXECUTIVE OFFICER
CERTIFICATION OF VICE PRESIDENT OF FINANCE, TREASURER & CHIEF FINANCIAL OFFICER
CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES OXLEY ACT OF 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$795,438	$5,192,341
Trade accounts receivable (net of allowance of $233,380 and $250,000, respectively)	22,698,391	19,473,978
Inventories	12,993,852	14,518,484
Interest receivable	38,671	36,260
Prepaid taxes	3,460,255	3,193,685
Deferred tax assets—current portion	1,408,652	1,258,930
Other current assets	601,360	611,512

Total Current Assets	41,996,619	44,285,190
Property, plant, and equipment	39,670,965	39,260,689
Less accumulated depreciation	(12,704,308)	(11,817,528)

	26,966,657	27,443,161
Construction in progress	666,132	176,003
Investment securities—available for sale	3,345,558	3,320,632
Intangible asset (product rights)—net of accumulated amortization	11,700,335	12,046,502
Deferred tax asset	16,889,190	17,150,174
Other assets	222,439	234,438

TOTAL ASSETS	$101,786,930	$104,656,100

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$6,486,747	$7,013,985
Accrued expenses	3,586,901	6,719,782
Deferred revenue	1,364,514	1,637,993
Unearned grant funds	500,000	500,000
Current portion of long term debt	695,526	692,119
Rebates and chargebacks payable	6,718,352	5,686,364

Total Current Liabilities	19,352,040	22,250,243
Long term debt, less current portion	8,846,252	8,987,846
Deferred tax liabilities	3,282,547	3,202,835
Other long term liabilities	23,355	32,001

TOTAL LIABILITIES	31,504,194	34,472,925
SHAREHOLDERS' EQUITY
Common stock—authorized 50,000,000 shares, par value $0.001; issued and outstanding—24,177,118 and 24,171,217 shares, respectively	24,177	24,171
Additional paid-in capital	73,267,185	73,053,778
Accumulated deficit	(2,599,782)	(2,472,621)
Accumulated other comprehensive loss	(14,274)	(27,583)

	70,677,306	70,577,745
Less: Treasury stock at cost—50,900 shares	(394,570)	(394,570)

TOTAL SHAREHOLDERS' EQUITY	70,282,736	70,183,175

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$101,786,930	$104,656,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,
	2007	2006
Net sales	$17,540,030	$21,967,826
Cost of sales (excluding amortization of intangible asset)	11,792,536	13,240,394

Gross profit	5,747,494	8,727,432
Research and development expenses	1,252,148	1,778,427
Selling, general, and administrative expenses	4,175,280	4,371,575
Amortization of intangible assets	446,166	446,166

Operating (loss) income	(126,100)	2,131,264

OTHER INCOME(EXPENSE):
Interest income	57,122	98,608
Interest expense	(103,868)	(64,026)

	(46,746)	34,582

(Loss) income before income tax (benefit) expense	(172,846)	2,165,846
Income tax (benefit) expense	(45,685)	867,817

Net (loss) income	$(127,161)	$1,298,029

Basic (loss) earnings per common share	$(0.01)	$0.05
Diluted (loss) earnings per common share	$(0.01)	$0.05
Basic weighted average number of shares	24,175,643	24,147,941
Diluted weighted average number of shares	24,175,643	24,170,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(UNAUDITED)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accum. Other Comp. Loss	Shareholders' Equity
Balance, June 30, 2007	24,171,217	$24,171	$73,053,778	$(2,472,621)	$(394,570)	$(27,583)	$70,183,175
Shares issued in connection with employee stock purchase plan	5,901	6	35,695	—	—	—	35,701
Restricted stock compensation expense	—	—	6,127	—	—	—	6,127
Share based compensation—stock options	—	—	171,585	—	—	—	171,585
Other comprehensive income	—	—	—	—	—	13,309	13,309
Net loss	—	—	—	(127,161)	—	—	(127,161)

Balance, September 30, 2007	24,177,118	$24,177	$73,267,185	$(2,599,782)	$(394,570)	$(14,274)	$70,282,736

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(127,161)	$1,298,029
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,332,946	1,079,675
Deferred tax	230,975	888,104
Stock compensation expense	187,480	246,349
Noncash gain from sale of asset	—	(8,208)
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(2,192,425)	(5,004,079)
Inventories	1,524,632	929,687
Prepaid taxes	(266,570)	1,016,728
Prepaid expenses and other assets	(80,260)	127,215
Accounts payable	(527,238)	(536,904)
Accrued expenses	(3,172,881)	2,247,014
Deferred Revenue	(273,479)	—

Net cash (used in) provided by operating activities	(3,363,981)	2,283,610

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(900,405)	(372,429)
Proceeds from sale of asset	—	10,000
(Purchases) sales of investment securities—available for sale	(11,617)	1,052,972
Issuance of note receivable	—	(2,757,840)

Net cash used in investing activities	(912,022)	(2,067,297)

FINANCING ACTIVITIES:
Repayments of debt	(146,833)	(161,771)
Proceeds from issuance of stock	25,933	32,344

Net cash used in financing activities	(120,900)	(129,427)

NET (DECREASE) INCREASE IN CASH	(4,396,903)	86,886
CASH, BEGINNING OF PERIOD	5,192,341	468,359

CASH, END OF PERIOD	$795,438	$555,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Interest paid	$76,213	$35,114

Income taxes paid	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1. Interim Financial Information

        The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. You should read these unaudited financial statements in combination with the other Notes in this section; "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the year ended June 30, 2007.

Note 2. Summary of Significant Accounting Policies

        Lannett Company, Inc., a Delaware Corporation, and subsidiaries (the "Company"), develop, manufacture, package, market, and distribute pharmaceutical products sold under generic chemical names. The Company primarily manufactures solid oral dosage forms, including tablets and capsules, and is pursuing partnerships and research contracts for the development and production of other dosage forms, including liquids and injectable products.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Principles of Consolidation—The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, Lannett Holdings, Inc. and Cody Laboratories, Inc. ("Cody"). Cody includes the consolidation of Cody LCI Realty, LLC, a variable interest entity, as a result of the acquisition of Cody. See Note 17 about the consolidation of this variable interest entity. All intercompany accounts and transactions have been eliminated.

        Revenue Recognition—The Company recognizes revenue when its products are shipped. At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional accruals as they are the primary recipient of chargebacks and rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional credits are estimated based upon contractual terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks, require management to make subjective judgments on customer mix. Unlike branded innovator drug companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales. The only variable is customer mix, and this assumption is based on historical data and sales expectations. The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and calculated metrics. Lannett's methodology for estimating reserves has been consistent with previous periods.

        Chargebacks—The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as "indirect customers." Lannett enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices. Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler's invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler. This credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase. However, the size of the increase depends on the product mix. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks on actual sales may differ from actual chargeback reserves.

        Rebates—Rebates are offered to the Company's key chain drug store and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates

        Returns—Consistent with industry practice, the Company has a product returns policy that allows select customers to return product within a specified period prior to and subsequent to the product's lot expiration date in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain pre-approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.

        Other Adjustments—Other adjustments consist primarily of price adjustments, also known as "shelf stock adjustments," which are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.

        The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2007 and 2006:

For the three months ended September 30, 2007:

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(2,750,584)	(399,088)	(140,759)	—	(3,290,431)
Reserves or (reversals) charged during Fiscal 2008 related to sales recorded in prior fiscal years	—	—	50,000	(50,000)	—
Reserves charged to net sales during fiscal 2008 related to sales recorded in fiscal 2008	8,810,312	2,475,014	483,713	110,000	11,879,039
Actual credits issued related to sales recorded in Fiscal 2008	(5,967,397)	(1,472,936)	(6,158)	(110,129)	(7,556,620)

Reserve balance as of September 30, 2007	$4,741,809	$1,474,329	$500,109	$2,105	$6,718,352

For the three months ended September 30, 2006:

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(7,907,000)	(1,702,800)	(699,000)	(219,000)	(10,527,800)
Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	300,000	—	—
Reserves charged to net sales during fiscal 2007 related to sales recorded in fiscal 2007	9,040,100	2,393,900	450,000	120,000	12,004,000
Actual credits issued related to sales recorded in Fiscal 2007	(2,224,700)	(615,200)	—	(12,200)	(2,852,100)

Reserve balance as of September 30, 2006	$9,045,800	$1,959,000	$467,000	$164,400	$11,636,200

        The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers. The Company's customer will reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company's customers continually reorder the Company's products. It is common for the Company's customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers' warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer's product is considered. Otherwise, retail prescriptions would be filled with competitors' products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The Company's products have either 24 months or 36 months of shelf-life at the time of manufacture. The Company monitors its customers' purchasing trends to attempt to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer's resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

        The products that the Company sells are generic versions of brand named drugs. The consumer markets for such drugs are well-established markets with many years of historically-confirmed consumer demand. Such consumer demand may be affected by several factors, including alternative treatments and costs, etc. However, the effects of changes in such consumer demand for the Company's products, like generic products manufactured by other generic companies, are gradual in nature. Any overall decrease in consumer demand for generic products generally occurs over an extended period of time. This is because there are thousands of doctors, prescribers, third-party payers, institutional formularies and other buyers of drugs that must change prescribing habits and medicinal practices before such a decrease would affect a generic drug market. If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

        Accounts Receivable—The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within both the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

        Fair Value of Financial Instruments—The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt obligations. The carrying values of these assets and liabilities approximates fair value based upon the short-term nature of these instruments.

        Investment Securities—The Company's investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations. All of the Company's marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive loss. No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        Shipping and Handling Costs—The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.

        Research and Development—Research and development expenses are charged to operations as incurred.

        Intangible Assets—On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company's common stock. As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP. The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP.

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

        During Fiscal 2005, events occurred (as described in subsequent paragraphs) which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating). As a result of the testing, the Company had determined that the intangible asset was impaired as of March 31, 2005. In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of the date of the impairment. This impairment loss was shown on the statement of operations as a component of operating loss. Management concluded that, as of September 30, 2007, the intangible asset was correctly stated at fair value of approximately $11,600,000 and, therefore, no adjustment was required.

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

        The Company will incur annual amortization expense of approximately $1,785,000 for the intangible asset over the remaining term of the contract. For the three months ended September 30, 2007 and 2006 the Company incurred amortization expense of $446,166, respectively.

        In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA. In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights. Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset and the value will be subject to impairment tests in the future.

        Future annual amortization expense of the JSP intangible asset consists of the following:

Fiscal Year Ending June 30,	Annual Amortization Expense
2008	$1,785,000
2009	1,785,000
2010	1,785,000
2011	1,785,000
2012	1,785,000
Thereafter	3,122,000

$12,047,000

        Advertising Costs—The Company charges advertising costs to operations as incurred. Advertising expense for the three months ended September 30, 2007 and 2006 was approximately $4,000 and $2,000, respectively.

        Income Taxes—The Company uses the liability method specified by Statement of Financial Accounting Standards No. 109 (FAS), Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.

        Segment Information—The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. The Company operates one business segment—generic pharmaceuticals, accordingly the Company has one reporting segment. In accordance with FAS 131, the Company aggregates its financial information for all products and reports as one operating segment. The following table identifies the Company's approximate net product sales by medical indication for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
Medical Indication
	2007	2006
Migraine Headache	$2,648,000	$2,491,000
Epilepsy	1,124,000	2,658,000
Heart Failure	1,089,000	1,503,000
Thyroid Deficiency	9,092,000	6,509,000
Antibiotics	2,706,000	7,774,000
Other	881,000	1,033,000

Total	$17,540,000	$21,968,000

        Concentration of Market and Credit Risk—Five of the Company's products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 52%, 10%, 8%, 7%, and 6% of net sales for the three months ended September 30, 2007. Those same products accounted for 37%, 37%, 9%, 5%, and 15%, respectively, of net sales for the three months ended September 30, 2006.

        Four of the Company's customers accounted for 31%, 13%, 6%, and 5%, respectively, of net sales for the three months ended September 30, 2007, and 4%, 10%, 24%, and 3%, respectively, of net sales for the three months ended September 30, 2006.

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

        Stock Options—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment" (SFAS 123(R)). This standard is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments. Under the standard, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

        At September 30, 2007, the Company had three stock-based employee compensation plans (the "Old Plan," the "2003 Plan," and the "Long-term Incentive Plan," or "LTIP"). During the three months ended September 30, 2007, the Company awarded 209,264 shares of restricted stock under the LTIP. 74,464 of these shares vest 100% on January 1, 2008, the remainder vest in equal portions on September 18, 2008, 2009 and 2010. $6,127 of expense was recognized during the quarter related to these shares of restricted stock.

        The Company is required to record compensation expense for all awards granted after the date of adoption of SFAS 123(R) and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. The Company measures share-based compensation cost for options using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30:

	Incentive Stock Options 2007	Non-qualified Stock Options 2007	Incentive Stock Options 2006	Non-qualified Stock Options 2006
Risk-free interest rate	4.21%	4.21%	4.96%	5.05%
Expected volatility	56%	56%	59%	59%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term (in years)	5.00	5.00	5.00	5.00
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Weighted average fair value at date of grant	$2.11	$2.11	$2.57	$2.52

        Approximately 548,000 options were issued under the LTIP during the three months September 30, 2007. This compares to approximately 134,000 options issued under the 2003 Plan during the three months ended September 30, 2006. There were no options exercised in the three months ended September 30, 2007 or 2006. At September 30, 2007 there were 1,667,331 options outstanding. Of those, 548,000 were options issued under the LTIP, 908,098 were issued under the 2003 Plan, and 211,233 under the Old Plan. There are no further shares authorized to be issued under the Old Plan. 1,125,000 shares were authorized to be issued under the New Plan, with 7,690 shares under option having already been exercised under that plan. 2,500,000 shares were authorized to be issued under the LTIP, with no shares under options having yet been exercised under that plan.

        Expected volatility is based on the historical volatility of the price of our common shares since the date we commenced trading on the American Stock Exchange in April 2002. We use historical information to estimate expected term within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

        The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if forfeitures were affected by turnover that resulted from a business restructuring that is not expected to recur. The forfeiture rate is 5% at September 30, 2007 and 2006. As the Company continues to grow, this rate is likely to change to match such changes in turnover and hiring rates. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.

        The following table presents all share-based compensation costs recognized in our statements of income as part of selling, general and administrative expenses:

	Three Months Ended September 30,
	2007	2006
Method used to account for share-based compensation	Fair Value	Fair Value
Share based compensation—stock options	$181,354	$246,349
Restricted stock compensation expense	$6,127	$—
Tax benefit at effective rate	$21,388	$46,940

        Options outstanding that have vested and are expected to vest as of September 30, 2007 are as follows:

	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	707,445	$11.25	$21,729	6.3
Options expected to vest	911,891	$5.00	$418,318	9.4

Total vested and expected to vest	1,619,336	$7.73	$440,047	8.1

        A summary of award activity under the Plans as of September 30, 2007 and 2006, and changes during the three months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at July 1, 2007	501,289	$7.47			617,982	$11.00
Granted	462,978	$4.03			85,022	$4.03
Exercised	—	—			—	—
Forfeited or expired	—	—			—	—
Outstanding at September 30, 2007	964,267	$5.82	$381,551	8.7	703,064	$10.16	$80,513	7.3
Outstanding at September 30, 2007 and not yet vested	716,986	$4.81	$364,822	9.6	242,899	$5.55	$75,513	9.1
Exercisable at September 30, 2007	247,281	$8.76	$16,729	6.3	460,165	$12.59	$5,000	6.3
	Incentive Stock Options				Nonqualified Stock Options
	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at July 1, 2006	307,541	$8.47			484,462	$12.42
Granted	74,262	$4.66			60,000	$4.55
Exercised	—	—			—	—
Forfeited or expired	2,720	$16.86			—	—
Outstanding at September 30, 2006	379,083	$7.66	$87,097	8.0	544,462	$11.56	$47,160	7.6
Outstanding at September 30, 2006 and not yet vested	168,135	$9.13	$29,955	9.1	225,014	$10.09	$47,160	8.5
Exercisable at September 30, 2006	210,948	$6.49	$57,142	6.5	319,448	$12.59	$—	7.0

        Options with a fair value of approximately $108,000 completed vesting during the three months ended September 30, 2007. As of September 30, 2007, there was approximately $2,551,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years. As of September 30, 2006 there was approximately $1,234,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.

        Unearned Grant Funds—The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

        Earnings per Common Share—SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted earnings per share on the face of the Company's consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method; such items would not be considered for diluted loss per share due to their antidilutive effects. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128. A reconciliation of the Company's basic and diluted earnings per share follows:

	Three Months Ended September 30,
	2007		2006
	Net Loss (Numerator)	Shares (Denominator)	Net Income (Numerator)	Shares (Denominator)
Basic (loss)/earnings per share factors	$(127,161)	24,175,643	$1,298,028	24,147,941
Effect of potentially dilutive option plans	—	—	—	22,794

Diluted (loss)/earnings per share factors	$(127,161)	24,175,643	$1,298,028	24,170,735

Basic (loss)/earnings per share	$(0.01)		$0.05
Diluted (loss)/earnings per share	$(0.01)		$0.05

        The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006 were 1,876,595 and 736,503, respectively.

Note 3. New Accounting Standards

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities," providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not completed its study of the effects of adopting this standard.

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." Effective for tax years beginning after December 15, 2006, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $40,000 increase in beginning deferred tax asset and increase in accrued liabilities related to FIN 48. See Note 16—Income Taxes.

        In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("Issue 07-3"), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company is assessing the effects of adoption of Issue 07-3 on its financial position and results of operations.

Note 4. Inventories

        The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements. The Company's estimates of future product demand may fluctuate, in which case estimated required reserves for excess and obsolete inventory may increase or decrease. If the Company's inventory is determined to be overvalued, the Company recognizes such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

        Inventories consist of the following:

	September 30, 2007	June 30, 2007
Raw materials	$3,279,725	$3,631,780
Work-in-process	1,092,669	1,008,195
Finished goods	8,392,713	9,640,106
Packaging supplies	228,745	238,403

	$12,993,852	$14,518,484

        The preceding amounts are net of inventory reserves of $1,174,725 and $923,920 at September 30, 2007 and June 30, 2007, respectively.

Note 5. Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is provided for by the straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the three months ended September 30, 2007 and 2006 was approximately $887,000 and $634,000, respectively. Property, plant and equipment consist of the following:

	Useful Lives	September 30, 2007	June 30, 2007
Land	—	$918,314	$918,314
Building and improvements	10—39 years	16,357,876	16,229,427
Machinery and equipment	5—10 years	21,557,513	21,275,686
Furniture and fixtures	5—7 years	837,262	837,262

		$39,670,965	$39,260,689
		(12,704,308)	(11,817,528)

		$26,966,657	$27,443,161

        As of September 30, 2007, $1,770,449 of property, plant and equipment ($1,805,158, net of $34,709 of accumulated depreciation) was pledged as collateral for a mortgage by the Company, the balance of which was $1,773,264 as of September 30, 2007.

Note 6. Investment Securities—Available-for-Sale

        The amortized cost, gross unrealized gains and losses, and fair value of the Company's available-for-sale securities are summarized as follows:

	September 30, 2007
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency	$2,567,417	$38,392	$(1,978)	$2,603,831
Asset-Backed Securities	800,714	62	(59,048)	741,728

	$3,368,131	$38,454	$(61,026)	$3,345,559

	June 30, 2007
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency	$2,474,435	$8,302	$(5,525)	$2,477,212
Asset-Backed Securities	892,168	18	(48,766)	843,420

	$3,366,603	$8,320	$(54,291)	$3,320,632

        The amortized cost and fair value of the Company's current available-for-sale securities by contractual maturity at September 30, 2007 are summarized as follows:

	September 30, 2007 Available for Sale		June 30, 2007 Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$275,159	$272,221	$201,540	$198,750
Due after one year through five years	2,488,148	2,525,357	2,491,286	2,493,953
Due after five years through ten years	190,628	185,364	216,182	208,602
Due after ten years	414,196	362,616	457,595	419,327

	$3,368,131	$3,345,558	$3,366,603	$3,320,632

        The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than 10% of shareholders' equity.

        The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of September 30, 2007:

		Less than 12 months		12 months or longer		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agency	1	$—	$—	$199,562	$(1,978)	$199,562	$(1,978)
Asset-Backed Securities	12	—	—	697,395	(59,048)	697,395	(59,048)

Total temporarily impaired investment securities	13	$—	$—	$896,957	$(61,026)	$896,957	$(61,026)

        The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At September 30, 2007, there were approximately 13 out of 32 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment. Realized gains and losses from sale of investment securities have been immaterial for the quarters ended September 30, 2007 and 2006.

Note 7. Bank Line of Credit

        The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (7.50% at September 30, 2007). The line of credit was renewed and extended to November 30, 2007. At September 30, 2007 and 2006, the Company had $0 outstanding under the line of credit. The line of credit is collateralized by substantially all of the Company's assets.

Note 8. Unearned Grant Funds

        In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. The Company complied with two of the three requirements above and the requirement to operate its Pennsylvania locations is still ongoing, however, the Company failed to comply with hiring an additional

100 full-time employees. The Company is currently providing information to the Department of Community and Economic Development to grant an extension or waive the obligation of hiring an additional 100 full-time employees. The Company will be liable to repay the full amount of the grant funding ($500,000) if an extension or waiver is not received. The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company monitors its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of September 30, 2007, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees.

Note 9. Long-Term Debt

        Long-term debt consists of the following:

	September 30, 2007	June 30, 2007
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,135,155	1,150,212
Pennsylvania Department of Community & Economic Development loan	365,234	388,487
Tax-exempt bond loan (PAID)	905,000	904,422
Equipment loan	642,136	722,266
SBA Loan	220,989	231,812
First National Bank of Cody	1,773,264	1,782,766

Total debt	9,541,778	9,679,965
Less current portion	695,526	692,119

Long term debt	$8,846,252	$8,987,846

        The Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum. The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006, none of the PIDC Loan is currently due.

        The Company financed $1,250,000 through the Pennsylvania Industrial Development Authority (PIDA). The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum. The PIDA Loan has $1,135,155 outstanding as of September 30, 2007, and $70,604 is currently due.

        An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund. The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum. As of September 30, 2007, $365,234 is outstanding, and $97,727 is currently due.

        In April 1999, the Company entered into a loan agreement (the "Agreement") with a governmental authority, the Philadelphia Authority for Industrial Development (the "Authority" or "PAID"), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture ("the Trust Indenture"). A portion of the Company's proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000. The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the "remarketing agent"). The interest rate fluctuates on a weekly basis. The effective interest rate at September 30, 2007 was 3.9%. At September 30, 2007, the Company has $905,000 outstanding on the Authority loan, of which $110,000 is classified as currently due. The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest. At September 30, 2007, no portion of the letter of credit has been utilized.

        The Equipment Loan consists of a term loan with a maturity of five years. The Company, as part of the 2003 Loan Financing agreement with Wachovia, is required to make equal payments of principal and interest. As of September 30, 2007, the Company has outstanding $642,136 under the Equipment Loan, of which $320,520 is classified as currently due.

        The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points. The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits. As of September 30, 2007, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 7.20%.

        The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.

        The terms of the Equipment Loan require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.

        Included in the acquisition of Cody was a loan from the Small Business Administration ("SBA"). The loan requires fixed monthly payments, with an effective interest rate of 8.75%, through July 31, 2012. As of September 30, 2007, $220,989 is outstanding under the SBA loan, of which $50,630 is classified as currently due. Cody has pledged inventory, accounts receivable and equipment as collateral.

        Also part of the Cody acquisition, the Company became primary beneficiary to a variable interest entity ("VIE") called Cody LCI Realty, LLC. See Note 17, Consolidation of Variable Interest Entity for additional description. The VIE owns land and a building which is being leased to Cody. A mortgage loan with First National Bank of Cody has been consolidated in the Company's financial position, along with the related land and building. The mortgage has 19 years remaining. Principal and interest payments of $14,782, at a fixed interest rate of 7.5%, are being made on a monthly basis through June 2026. As of September 30, 2007, the Company has $1,773,264 outstanding under the mortgage loan, collateralized by the land and building, of which $46,045 is classified as currently due.

        Long-term debt amounts due, for the twelve month periods ended September 30 are as follows:

12 month period ended September 30,	Amounts Payable to Institutions
2008	$695,526
2009	718,253
2010	420,908
2011	4,878,174
2012	284,661
Thereafter	2,544,256

$9,541,778

Note 10. Contingencies

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

        Contingent consideration of 120,000 shares of Lannett common stock was offered as part of the April 10, 2007 acquisition of Cody Laboratories, Inc. In accordance with the agreement, the contingent shares of unregistered Lannett common stock are issuable upon Cody Labs receiving a license from a regulatory agency. To date, this license has not been granted.

        In addition to the matters reported herein, the Company is involved in litigation which arises in the normal course of business. In the opinion of management, the resolution of these lawsuits will not have a material adverse effect on the consolidated financial position or results of operations.

Note 11. Commitments

Leases

        In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on seven acres in Philadelphia. An additional agreement which gives the Company the option to buy the facility was also signed. This new facility is initially going to be used for warehouse space with the expectation of making this facility the Company's headquarters in addition to manufacturing and warehousing. The other Philadelphia locations will continue to be utilized as manufacturing, packaging, and as a research laboratory. This gives Lannett the space to fit its desire to expand.

        Lannett's subsidiary, Cody Laboratories, Inc. ("Cody") leases a 73,000 square foot facility in Cody, Wyoming. This location houses Cody's manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Limited Liability Company which is 50% owned by Lannett. See Note 17.

        In addition to the above, the Company has operating leases, expiring in 2008, for office equipment.

        Rental and lease expense for the quarters ended September 30, 2007 and 2006 was approximately $111,000, and $9,000, respectively.

Contractual Obligations

        The following table represents annual contractual purchase obligations as of September 30, 2007:

	Total	Less than 1 year	1–3 years	3–5 years	more than 5 years
Long-Term Debt	$9,541,778	$695,526	$1,139,161	$5,162,835	$2,544,256
Operating Leases	1,559,846	404,139	782,011	373,696	—
Purchase Obligations	138,000,000	18,500,000	40,000,000	44,000,000	35,500,000
Interest on Obligations	1,238,491	358,941	401,534	349,240	128,776

Total	$150,340,115	$19,958,606	$42,322,706	$49,885,771	$38,173,032

        The purchase obligations above are due to the agreement with Jerome Stevens Pharmaceuticals, Inc. If the minimum purchase requirement is not met, Jerome Stevens has the right to terminate the contract within 60 days of Lannett's failure to meet the requirement. If Jerome Stevens terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States. If Lannett's management believes that it is not in the Company's best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty. No matter which party terminates the purchase agreement, there would be minimal impact on the operating cash flows of the Company from the termination.

Employment Agreements

        The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Brian Kearns, Chief Financial Officer, Treasurer, Kevin Smith, Vice President of Sales and Markerting, Bernard Sandiford, Vice President of Operations, and William Schreck, Vice President of Logistics (the "Named Executives"). Each of the agreements provide for an annual base salary and eligibility to receive a bonus. The salary and bonus amounts of the Named Executives are determined by the Board of Directors. Additionally, the Named Executives are eligible to receive stock options, which are granted at the discretion of the Board of Directors, and in accordance with the Company's policies regarding stock option grants.

        Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability. In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between one year and three years.

Note 12. Comprehensive (Loss) Income

        The Company's other comprehensive (loss) income is comprised of unrealized gains on investment securities classified as available-for-sale. The components of comprehensive (loss) income and related taxes consisted of the following as of September 30, 2007 and 2006:

	For the Three Months Ended Septiembre 30,
	2007	2006
Unrealized Holding Gain on Securities	$23,398	$50,715
Tax at Effective Rate	(10,089)	(20,286)

Total Unrealized Gain on Securities, Net	13,309	30,429

Total Other Comprehensive Income	13,309	30,429
Net (Loss) Income	(127,161)	1,298,028

Total Comprehensive (Loss) Income	$(113,852)	$1,328,457

Note 13. Employee Benefit Plan

        The Company has a defined contribution 401k plan (the "Plan") covering substantially all employees. Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee's contribution, but not to exceed 4% of the employee's compensation for the Plan year. Contributions to the Plan during the three months ended September 30, 2007 and 2006 were $92,000 and $76,000, respectively.

Note 14. Employee Stock Purchase Plan

        In February 2003, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"). Employees eligible to participate in the ESPP may purchase shares of the Company's stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter. Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations. The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company's common stock for issuance under the ESPP. As of September 30, 2007, 93,879 shares have been issued under the ESPP. Compensation expense of $9,769 and $5,709 has been recognized for the three months ended September 30, 2007 and 2006, respectively, relating to the ESPP.

Note 15. Long-Term Incentive Plan (The "LTIP")

        In 2007, the shareholders of the Company approved the 2006 Long-term Incentive Plan (The "LTIP"). The purpose of the LTIP is to enable management of the Company to (i) own shares of stock in the Company, (ii) participate in the shareholder value which has been created, (iii) have a mutuality of interest with other shareholders and (iv) enable the Company to attract, retain and motivate key management level employees of particular merit. The LTIP authorizes the Committee to grant both stock and/or cash-based awards through (i) incentive and non-qualified stock options and/or (ii) restricted stock, and/or long-term performance awards to participants. With respect to the stock options and stock grants, 2,500,000 shares will be set aside for stock option grants and/or restricted stock awards.

        During the quarter ended September 30, 2007, there were 209,264 total restricted shares awarded. Of these shares, 74,464 vest on January 1, 2008 and the remaining 134,800 shares vest equally in thirds over the next three years. There were no other restricted shares awarded during the period ended

September 30, 2007. Approximately 548,000 options were issued under the LTIP during the three months September 30, 2007.

Note 16. Income Taxes

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

        The provision for federal, state and local income taxes for the three month period ended September 30, 2007 and 2006 was a tax benefit of $45,685 and expense of $867,817, respectively, with effective tax rates of 26% and 40%, respectively. The tax rate for the three months ended September 30, 2007 is lower than 2006 due to the net loss for the period and the related calculation of permanent differences between tax and book income and loss.

        On July 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

        As a result of the implementation of Adopting FIN 48, the Company increased the liability for unrecognized tax benefits by $40,000. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

        The Company files tax returns in the United States federal jurisdiction, Pennsylvania and New Jersey. The Company's tax returns for years prior to 2003 generally are no longer subject to review as such years generally are closed. The Company is not currently involved with any reviews by any taxing authorities. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 17. Consolidation of Variable Interest Entity

        Lannett consolidates any Variable Interest Entity ("VIE") of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2007 and June 30, 2007 balance sheets are consolidated VIE assets of $1.8 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of $1.8 million.

        Cody LCI Realty LLC ("Realty") is the only VIE that is consolidated. Realty has been consolidated by Cody prior to its acquisition by Lannett. Realty is a 50/50 joint venture between a former shareholder of Cody Labs and Lannett. Its purpose was to acquire the facility used by Cody. Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE. The risks associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett's 50% share of the venture. Realty owns the land and building, and Cody leases the building and property from Realty for $15,000 per month. All intercompany rent expense is eliminated upon consolidation with Cody.

        The Company is not involved in any other VIE of which Lannett is primary beneficiary.

Note 18. Related Party Transactions

        The Company had sales of approximately $93,000 and $263,000 during the three months ended September 30, 2007 and 2006, respectively, to a distributor (the "related party") owned by Jeffrey Farber. Mr. Farber is a member of the Board of Directors, as well as the son of William Farber, who is the Chairman of the Board and principal shareholder of the Company. Accounts receivable includes amounts due from the related party of approximately $102,000 and $157,000 at September 30, 2007 and 2006, respectively. In management's opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

        In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA. In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights. Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset and will test this asset for impairment on a quarterly basis. Arthur Bedrosian, President of the Company, Inc. was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc. This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.

Note 19. Material Contract with Supplier

        Jerome Stevens Pharmaceuticals agreement:

        The Company's primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York. Purchases of finished goods inventory from JSP accounted for approximately 85% of the Company's inventory purchases during the first quarter of Fiscal 2008 and 51% during the first quarter of Fiscal 2007. On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company's common stock. The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®. The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014. Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

        Under the agreement, JSP is entitled to nominate one person to serve on the Company's Board of Directors (the "Board") provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002. As of September 30, 2007, JSP has not exercised the nomination provision of the agreement. The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

        Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. Refer to Form 10K dated June 30, 2007—intangible assets for additional disclosure and discussion of this impairment.

Other agreements:

        In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States. Purchases of finished goods inventory from this provider accounted for approximately 13% of the Company's inventory purchases during the first quarter of Fiscal 2008. Purchases of finished goods inventory from this provider accounted for approximately 23% of the Company's inventory purchases during the first quarter of Fiscal 2007. The term of the agreement is three years, beginning on August 22, 2005 and continuing through August 21, 2008.

        During the term of the agreement, the Company has committed to provide a rolling twelve month forecast of the estimated Product requirements to this provider. The first three months of the rolling twelve month forecast are binding and constitute a firm order.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS.

Introduction

        The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

        This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements which are not historical facts made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Consolidation of Variable Interest Entity—The Company consolidates any Variable Interest Entity ("VIE") of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2007 balance sheet are consolidated VIE assets of $1.8 million, which is comprised mainly of land and building. There were no VIE assets at September 30, 2006. VIE liabilities consist of a mortgage on that property in the amount of $1.8 million. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary. Cody has then been consolidated within Lannett's financial statements, due to the acquisition in April 2007 of Cody Labs by the Company.

        Revenue Recognition—The Company recognizes revenue when its products are shipped, and when title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales.

        The change in the reserves for various sales adjustments may not be proportional to the change in sales because of changes in both the product mix and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to increase sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical experience, estimated customer inventory levels, and contract terms. Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales. The major variable affecting this rate is customer mix, and estimates of expected customer mix are based on historical experience and sales expectations. The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and metrics. Lannett's methodology for estimating reserves in the three months ended September 30, 2007 has been consistent with previous periods.

        The Company ships its products to the warehouses of its wholesale and retail chain customers. When the Company and a customer reach an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse, and resell the product to its own customers. The customer will continually reorder the product as its warehouse is depleted. The Company generally has no minimum size orders for its customers. Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory. As such, the Company's customers continually reorder the Company's products. It is common for the Company's customers to order the same products on a monthly basis. For generic pharmaceutical manufacturers, it is critical to ensure that customers' warehouses are adequately stocked with its products. This is important due to the fact that several generic competitors compete for the consumer demand for a given product. Availability of inventory ensures that a manufacturer's product is considered. Otherwise, retail prescriptions would be filled with competitors' products. For this reason, the Company periodically offers incentives to its customers to purchase its products. These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time. Customers generally inform the Company that such purchases represent an estimate of expected resales for a period of time. This period of time is generally up to three months. The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment. The shelf-life of the Company's products ranges from 18 months to 36 months from the time of manufacture. The Company monitors its customers' purchasing trends to identify any significant lapses in purchasing activity. If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer's resale efforts. The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the wholesale customers.

        Chargebacks—The provision is based upon contracted prices with customers, and the accuracy of this provision is affected by changes in product sales mix and delays in selling products through distributors. This is considered the most significant and complex estimate used in the recognition of revenue. The chargeback is initiated when the Company sells its products to "indirect customers" such as independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations. The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then select wholesalers from which to purchase the products at these contractual prices.

        Upon the sale of a product to a wholesaler, the Company will estimate the chargeback provision required, based upon estimated purchases by indirect customers, each of whom may have varying contracted prices. Once the actual sale to the indirect customer occurs, the wholesaler will request a chargeback credit from the Company. The chargeback is the difference between the contractual price with the indirect customer and the wholesaler's invoice price, if the price sold to the indirect customer is lower than the direct price to the wholesaler. The provision for chargebacks is based on expected sell-through levels by the Company's wholesale customers to the indirect customers. As sales increase to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, the reserve for chargebacks will also generally increase. The size of the chargeback increase depends on the product and customer mix, as different products and customers will have different chargeback rates determined by the contractual sales prices. The Company continually monitors the reserve for chargebacks and makes adjustments as appropriate. Since the chargeback is initiated upon the transfer or sale of the product from the wholesaler to the indirect customer, there is typically a delay in processing the chargeback, based on the time to sell the product. Thus, the estimated chargeback reserve at the time of sale may vary from actual, based on this time delay and the product sales mix going through each distributor. The Company closely monitors this activity to ensure the estimates accurately reflect actual activity.

        Rebates—Rebates are offered to the Company's key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement. The reserve for rebates increases as sales to certain wholesale and retail customers increase. However, these rebate programs are tailored to the customers' individual programs. Hence, the reserve will depend on the mix of customers that comprise such rebate programs.

        Returns—Consistent with industry practice, the Company has a product returns policy that allows certain customers to return product within a specified period prior to and subsequent to the product's lot expiration date in exchange for a credit to be applied to future purchases. The Company's policy requires that the customer obtain approval from the Company for any qualifying return. The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves. Generally, the reserve for returns increases as net sales increase. The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.

        Other Adjustments—Other adjustments consist primarily of price adjustments, also known as "shelf stock adjustments," which are credits issued to reflect decreases in the selling prices of the Company's products that customers have remaining in their inventories at the time of the price reduction. Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers. The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available. Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.

        The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2007 and 2006:

For the three months ended September 30, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(2,750,584)	(399,088)	(140,759)	—	(3,290,431)
Reserves or (reversals) charged during Fiscal 2008 related to sales recorded in prior fiscal years	—	—	50,000	(50,000)	—
Reserves charged to net sales during Fiscal 2008 related to sales recorded in fiscal 2008	8,810,312	2,475,014	483,713	110,000	11,879,039
Actual credits issued related to sales recorded in Fiscal 2008	(5,967,397)	(1,472,936)	(6,158)	(110,129)	(7,556,620)

Reserve balance as of September 30, 2007	$4,741,809	$1,474,329	$500,109	$2,105	$6,718,352

For the three months ended September 30, 2006:

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(7,907,000)	(1,702,800)	(699,000)	(219,000)	(10,527,800)
Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	300,000	—	—
Reserves charged to net sales during Fiscal 2007 related to sales recorded in fiscal 2007	9,040,100	2,393,900	450,000	120,000	12,004,000
Actual credits issued-related to sales recorded in Fiscal 2007	(2,224,700)	(615,200)	—	(12,200)	(2,852,100)

Reserve balance as of September 30, 2006	$9,045,800	$1,959,000	$467,000	$164,400	$11,636,200

        Credits issued during the quarter that relate to prior year sales are charged against the opening balance. Since reserves are assessed and recorded in aggregate, any potential additional reserves or reversals of reserves have historically offset each other. The table above shows the effects of reversals within the rebate and return categories. It is the Company's intention that all reserves be charged to sales in the period that the sale is recognized, however, due to the nature of this estimate, it is possible that the Company may sometimes need to increase or decrease the reserve based on prior period sales. If that were to occur, management would disclose that information at that time. If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change. However, management believes that these estimates are reasonable based upon historical experience and current conditions.

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

        The rate of credits issued is monitored by the Company on a quarterly basis. The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers. The increase of reserves to $6,718,352 at September 30, 2007 from $5,686,364 at June 30, 2007 is due to the timing of credits being processed by the customers and by the Company. Approximately 58% of the reserve balance from June 30, 2007 has been processed through the first quarter of Fiscal 2008. Management estimates reserves based on sales mix. A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates. The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

        Accounts Receivable—The Company performs credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of available credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within the both Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

        The Company also regularly monitors customer Accounts Receivable (AR) balances through a tool known as Days Sales Outstanding ("DSO"). This calculation for Net DSO begins with the Gross AR less the Rebates and Chargeback reserve. This net amount is then divided by the average daily net sales for the period. The table below shows the results of these calculations for the relevant periods.

	Quarter ended 9/30/06	Fiscal Year ended 6/30/07	Quarter ended 9/30/07
Net DSO (in days)	71	72	83
Gross DSO (in days)	73	74	77

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

        The Company's payment terms are consistent with the generic pharmaceutical industry at 60 days for payment from all customers, including wholesalers. Net DSO for the first quarter of Fiscal 2008, net of rebates and chargebacks, increased as a result of timing of chargebacks taken by a wholesale customer. This customer was taking chargebacks immediately, by applying the amounts of the chargebacks against past due balances owed to Lannett. The effect of this customer's processing was to increase the net DSO. Typically, this customer subsequently ends up paying larger amounts once all the past chargebacks have been applied. Gross DSO has also increased since the prior year, due to the same customer delaying payments while it applied current chargebacks to prior invoice amounts due. Management expects the DSO calculation to return to a normal level of 60 to 70 days in future quarters. Significant variances greater or less than 60 are reviewed and, if necessary, action is taken.

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

        Stock Options—Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," (123(R)) was adopted effective July 1, 2005. Share-based compensation cost is measured using the Black-Scholes option pricing model. The following table highlights relevant stock-option plan information as of and for the three months ended:

	September 30, 2007	September 30, 2006
Total share based compensation expense — stock options	$181,000	$246,000
Total restricted stock compensation expense	$6,000	$—
Total compensation cost related to non-vested awards not yet recognized	$2,551,000	$1,234,000
Weighted average period over which it is to be recognized	1.8 years	1.4 years

Results of Operations—Three months ended September 30, 2007 compared with three months ended September 30, 2006

        Net sales for the three months ended September 30, 2007 ("Fiscal 2008") decreased 20% to $17,540,000 from $21,968,000 for the three months ended September 30, 2006 ("Fiscal 2007"). The decrease was primarily due to a decrease in demand for antibacterial drugs, after competitor changes in Fiscal 2007 led to an increase in sales in Fiscal 2007. In addition, fewer drug approvals from the FDA over the past 12 months have hindered the Company's growth. The Company looks to continue increasing the number of products available for sale to our customers. FDA approvals are needed to continue this growth. Conversely, a slowdown in FDA approvals resulted in fewer sales of new products to replace decline in existing product sales. The 20% sales decline of $4,428,000 is due to a 10% decrease in sales volume, and general price reductions of 10%. The following table highlights significant causes for the changes:

Medical indication	Sales volume change %	Sales price change %
Antibiotics	(17)%	(55)%
Thyroid	(2)%	46%
Epilepsy	(35)%	(30)%

        As indicated above, antibiotics and epilepsy drugs incurred price and volume declines. These were due primarily to new competition. Thyroid drug sales continue to have strong sales, with only 2% decline since the previous year's first quarter. All other products changes have been minor, and reflect changes associated with normal business operations. These changes may not be indicative of the full year sales change.

        The change in product sales decline can be attributed primarily to three products. Sales of drugs for the treatment of epilepsy decreased by approximately $1,534,000 in the first quarter of Fiscal 2008 compared to the first quarter of Fiscal 2007 because the Company is no longer the primary manufacturer of the 50mg sized tablet. Sales of generic antibiotics declined $4,799,000. This decline can be attributed primarily to lower product sales prices as a result of increased competition. In early Fiscal 2007 several other manufacturers of the largest selling product had technical problems in their manufacturing process, resulting in lower competition for our tablet. Sales of drugs used in the treatment of thyroid deficiency continued to increase with $2,519,000 more this period than the same period in the prior year. The Company had initial problems bringing this drug to market in Fiscal 2004 and 2005 with all of the equivalency ratings that our competitors had, resulting in lower than expected initial sales volume which has been continuing to recover since that time.

        The Company sells its products to customers in various categories. The table below identifies the Company's approximate net sales to each category for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
Customer Category
	2007	2006
Wholesaler/Distributor	$8,127,000	$16,199,000
Retail Chain	8,032,000	4,163,000
Mail-Order Pharmacy	1,256,000	1,533,000
Private Label	125,000	73,000

Total	$17,540,000	$21,968,000

        The decrease in sales to wholesaler/distributor customers is due primarily to decreases in sales of thyroid deficiency, antibiotics, and drugs used for the treatment of epilepsy to the major wholesalers/distributors. Overall sales of thyroid deficiency drugs have been increasing with non-wholesale customers increasing their purchases to more than offset the wholesalers. The other two products have shown overall declines in sales.

        Cost of sales (excluding amortization of intangible asset) for the first quarter decreased 11% to $11,792,000 in Fiscal 2008 from $13,240,000 in Fiscal 2007. The decrease is due to the 20% decrease in sales which was driven by lower sales volume. Gross profit margins (excluding amortization of intangible asset) for the first quarter of Fiscal 2008 and Fiscal 2007 were 33% and 40%, respectively. Gross profit decreased due to lower prices driven by increased competition as described above. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods. Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

        Research and development ("R&D") expenses in the first quarter decreased 30% to $1,252,000 for Fiscal 2008 from $1,778,000 for Fiscal 2007. The decrease is primarily due to a decrease in production of drugs in development and preparation for submission to the FDA. The Company expenses all production costs as R&D until the drug is approved by the FDA. R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

        Selling, general and administrative expenses in the first quarter decreased 5% to $4,175,000 in Fiscal 2008 from $4,372,000 in Fiscal 2007. The decrease is primarily due to $1,093,000 of higher expenses related to marketing agreements tied to sales of new generic products in the prior year. This was offset by approximately $904,000 of additional selling, general and administrative expenses incurred in the current year by Cody which was acquired in the fourth quarter of Fiscal 2007. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing, and longer lasting impact on the administrative cost structure. Other costs are being incurred to facilitate improvements in the Company's infrastructure. These costs are expected to be temporary investments in the future of the Company and may not continue at the same level. However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

        Amortization expense for the intangible asset for the three months ended September 30, 2007 and 2006 was approximately $446,000 and $446,000, respectively. The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP. For the remaining seven and a half years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

        The Company's interest expense in the first quarter increased to $104,000 in Fiscal 2008 from $64,000 in Fiscal 2007 primarily as a result of increased debt as a result of the Cody acquisition. Interest income in the first quarter decreased to $57,000 in Fiscal 2008 from $99,000 in Fiscal 2007 due to a lower level of invested funds.

        The Company had an income tax benefit in the first quarter of 2008 of $46,000 compared to income tax expense of $868,000 in Fiscal 2007 due to a net loss before income taxes in 2008. The tax rate for the three months ended September 30, 2007 is lower than 2006 due to the net loss for the period and the related calculation of timing differences between tax and book income and loss.

        The Company reported a net loss of approximately $127,000 in the first quarter of Fiscal 2008, or $0.01 basic and diluted loss per share, as compared to net income of approximately $1,298,000 in the First Quarter Fiscal 2007, or $0.05 basic and diluted income per share.

Liquidity and Capital Resources

        The Company has historically financed its operations by cash flow from operations. At September 30, 2007, working capital was $22,645,000, as compared to $22,035,000 at June 30, 2007, an increase of $610,000. Net cash used in operating activities of $ 3,364,000 in the first quarter of Fiscal 2008 is due to a net loss of $127,000, adjustments for the effects of non-cash items of $1,751,000 and a net use of cash from changes in operating assets and liabilities of $4,988,000. Significant changes in operating assets and liabilities are comprised of:

  •
  A decrease in accrued expenses of $3,173,000 due to a high level of accrual for materials received at the end of fiscal 2007 primarily related to distributed products.

  •
  An increase in trade accounts receivable of $2,192,000 related to a higher level of sales to wholesalers towards the end of the quarter.

  •
  A decrease in inventory of $1,525,000 due to a decrease in the level of inventory of distributed products during the quarter.

        The net cash used in investing activities of $912,000 for the three months ended September 30, 2007 was almost entirely due to the purchases of fixed assets during the quarter.

        The following table summarizes the remaining repayments of debt, including sinking fund requirements as of September 30, 2007 for the subsequent twelve month periods:

Twelve Month Periods	Amounts Payable to Institutions
2008	$695,526
2009	718,253
2010	420,908
2011	4,878,174
2012	284,661
Thereafter	2,544,256

$9,541,778

        The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (7.50% at September 30, 2007). The line of credit was renewed and extended to November 30, 2007. At September 30, 2007 and 2006, the Company had $0 outstanding under the line of credit. The line of credit is collateralized by substantially all of the Company's assets.

        The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.

        In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development. The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements. The Company complied with two of the three requirements above and the requirement to operate its Pennsylvania locations is still ongoing, however, the Company failed to comply with hiring an additional 100 full-time employees. The Company is currently providing information to the Department of Community and Economic Development to grant an extension or waive the obligation of hiring an additional 100 full-time employees. The Company will be liable to repay the full amount of the grant funding ($500,000) if an extension or waiver is not received. The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. On a quarterly basis, the Company monitors its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability. As of September 30, 2007, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees.

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

        A majority of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs). The products under development are at various stages in the development cycle—formulation, scale-up, and/or clinical testing. Depending on the complexity of the active ingredient's chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies. It can range from $100,000 to $1 million. Some of Lannett's developmental products will require bioequivalence studies, while others will not—depending on the FDA's Orange Book classification.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has debt instruments with variable interest rates. The Equipment Loan, amounting to $642,000 at September 30, 2007, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points. In addition, the Company has a $3 million line of credit that bears interest at the prime interest rate less 0.25%. The Company currently has $0 outstanding under this line of credit. Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

        The Company invests in U.S. treasury notes, government asset-backed securities and mortgage-backed securities, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the interest rate.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As part of this evaluation, our management considered the material weaknesses described in our 2007 Form 10-K filed with the SEC on October 9, 2007.

        Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in our 2007 Form 10-K, management concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

        Because of the material weaknesses identified below, we performed additional procedures, where necessary, so that our Consolidated Financial Statements for the period covered by this Form 10-Q are presented in accordance with GAAP. These procedures included, among other things, validating data to independent source documentation; reviewing our existing contracts to determine proper financial reporting and performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts.

Internal Control Over Financial Reporting Weaknesses

        Management identified a material weakness with respect to the failure to correctly process inventory and cost of goods sold amounts in the Company's information system in addition to failure to detect such processing error through account reconciliations. During the fourth quarter of Fiscal 2007, we identified a material weakness relating to an inventory overstatement as of June 30, 2007 in the amount of $840,000 which resulted from a number of production orders that were completed and removed from production in our information system during Fiscal 2007, however, such activity was not properly reflected in the corresponding quarterly financial statements. While we have identified, and are in the process of implementing additional control improvements, such controls were not operating for a sufficient period of time to deem them effective at September 30, 2007 and June 30, 2007.

        We have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.

        The Company has undertaken the following remediation steps to address its material weakness associated with inventory through the following actions during the current quarter ended on September 30, 2007:

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

        Additionally during the fourth quarter, management identified another material weakness related to non-routine transactions. Management determined that the loans to Cody Labs were impaired as of March 31, 2007. However, this impairment was not properly reflected before the end of the quarter ended March 31, 2007. Lack of documentation of a non-routine transaction resulted in the Company not properly recording an impairment of $7,776,000 on the loans during the interim period ended March 31, 2007.

        The Company continues to implement the following remediation steps to address its material weakness associated with the non-routine transaction that was identified to have occurred on March 31, 2007 through the following actions:

  •
  Formalize and enforce company policy to require either CEO or CFO signature on all material company contracts.

  •
  Formalize and enforce company policy to require legal review of all material Lannett contracts prior to execution.

  •
  Formalize and enforce company policy to require all material Lannett contracts are provided to Lannett's Corporate Controller and CFO in a timely manner to allow for appropriate accounting review and analysis.

  •
  Request that Lannett's outside attorney provide management with a quarterly report identifying all Lannett contracts reviewed during that quarter.

  •
  Lannett's Disclosure Committee will review the outside attorney provided quarterly report to determine materiality and appropriate disclosure.

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in internal control over financial reporting, as defined in Rule 13a-15(f). Based on this evaluation, our management determined that no other changes in our internal control over financial reporting occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The identified improvements to our internal control over financial reporting necessary to remedy the material weaknesses identified above were in process of being implemented prior to the filing of this report.

        Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2007 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Public Company Accounting Oversight

Board Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting That is Integrated With an Audit of Financial Statements" defines the following: (i) a "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected; (ii) a "significant deficiency" is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting; and (iii) a "control deficiency" exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As more fully set forth in "Item 9A. Controls and Procedures" in our 2007 Form 10-K, management identified certain material weaknesses and concluded that our internal control over financial reporting was not effective as of June 30, 2007.

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

        On September 25, 2007, the Company filed a current report on Form 8-K dated September 13, 2007 regarding Item 4.02—Non-Reliance on Previously Issued Financial Statements.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.
Dated: November 9, 2007	By:	/s/ BRIAN KEARNS
Brian Kearns
Vice President of Finance, Treasurer and Chief Financial Officer
Dated: November 9, 2007	By:	/s/ ARTHUR P. BEDROSIAN
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

QuickLinks

Table of Contents
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
LANNETT COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
LANNETT COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
LANNETT COMPANY, INC. AND SUBSIDIAIRIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
LANNETT COMPANY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
LANNETT COMPANY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
Exhibit Index