Form 10-Q
period 2007-12-31
LANNETT CO INC
filed 2008-02-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

As of January 31, 2008, there were 24,270,577 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$1,985,769	$5,192,341
Trade accounts receivable (net of allowance of $500,000 and $250,000, respectively)	22,226,732	19,473,978
Inventories	11,994,176	14,518,484
Interest receivable	57,835	36,260
Prepaid taxes	3,193,685	3,193,685
Deferred tax assets - current portion	1,676,172	1,258,930
Other current assets	825,481	611,512
Total Current Assets	41,959,850	44,285,190

Property, plant, and equipment	39,981,657	39,260,689
Less accumulated depreciation	(13,690,427)	(11,817,528)
	26,291,230	27,443,161

Construction in progress	700,278	176,003
Investment securities - available for sale	2,346,599	3,320,632
Intangible asset (product rights) - net of accumulated amortization	11,254,168	12,046,502
Deferred tax assets	16,919,138	17,150,174
Other assets	213,411	234,438
TOTAL ASSETS	$99,684,674	$104,656,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$5,172,191	$7,013,985
Accrued expenses	3,698,744	6,719,782
Deferred revenue	1,189,360	1,637,993
Unearned grant funds	500,000	500,000
Current portion of long term debt	702,692	692,119
Rebates and chargebacks payable	6,520,326	5,686,364
Total Current Liabilities	17,783,313	22,250,243

Long term debt, less current portion	8,693,276	8,987,846
Deferred tax liabilities	3,207,989	3,202,835
Other long term liabilities	26,237	32,001
TOTAL LIABILITIES	29,710,815	34,472,925

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001;
issued and outstanding - 24,184,199 and 24,171,217 shares, respectively	24,184	24,171
Additional paid-in capital	73,592,231	73,053,778
Accumulated deficit	(3,257,329)	(2,472,621)
Accumulated other comprehensive income (loss)	9,343	(27,583)
	70,368,429	70,577,745
Less: Treasury stock at cost - 50,900 shares	(394,570)	(394,570)
TOTAL SHAREHOLDERS’ EQUITY	69,973,859	70,183,175
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$99,684,674	$104,656,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	$17,534,942	$22,916,347	$35,074,972	$44,884,171
Cost of sales (excluding amortization of intangible asset)	12,619,384	17,402,285	24,411,920	30,642,680

Gross profit	4,915,558	5,514,062	10,663,052	14,241,491

Research and development expenses	946,282	1,538,108	2,198,430	3,316,534
Selling, general, and administrative expenses	4,296,993	1,981,664	8,472,273	6,353,241

Amortization of intangible assets	446,166	446,166	892,332	892,332

Operating (loss) income	(773,883)	1,548,124	(899,983)	3,679,384

OTHER INCOME(EXPENSE):
Interest income	48,686	112,197	105,808	210,805
Interest expense	(92,333)	(68,369)	(196,201)	(132,393)
	(43,647)	43,828	(90,393)	78,412

(Loss) income before income tax (benefit) expense	(817,530)	1,591,952	(990,376)	3,757,796

Income tax (benefit) expense	(159,983)	636,781	(205,668)	1,504,598

Net (loss) income	$(657,547)	$955,171	$(784,708)	$2,253,198

Basic (loss) earnings per common share	$(0.03)	$0.04	$(0.03)	$0.09
Diluted (loss) earnings per common share	$(0.03)	$0.04	$(0.03)	$0.09

Basic weighted average number of shares	24,183,044	24,154,553	24,179,344	24,151,237
Diluted weighted average number of shares	24,183,044	24,222,515	24,179,344	24,197,946

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional
	Shares		Paid-in	Accumulated	Treasury	Accum. Other	Shareholders’
	Issued	Amount	Capital	Deficit	Stock	Comp. Loss	Equity

Balance, June 30, 2007	24,171,217	$24,171	$73,053,778	$(2,472,621)	$(394,570)	$(27,583)	$70,183,175

Shares issued in connection with employee stock purchase plan	12,982	13	69,677	—	—	—	69,690
Share based compensation
Restricted stock	—	—	49,016	—	—	—	49,016
Stock options	—	—	419,760	—	—	—	419,760
Other comprehensive income, net of income tax	—	—	—	—	—	36,926	36,926
Net loss	—	—	—	(784,708)	—	—	(784,708)

Balance, December 31, 2007	24,184,199	$24,184	$73,592,231	$(3,257,329)	$(394,570)	$9,343	$69,973,859

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2007	2006

OPERATING ACTIVITIES:
Net (loss) income	$(784,708)	$2,253,198
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,765,232	2,183,971
Deferred tax	(205,669)	1,521,665
Stock compensation expense	483,643	524,047
Gain from sale of asset	—	(8,208)
Other noncash expenses	7,575	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(1,918,792)	(6,703,247)
Inventories	2,524,308	2,543,477
Prepaid taxes	—	1,016,729
Other assets	(327,856)	32,689
Accounts payable	(1,841,794)	3,846,194
Accrued expenses	(3,021,037)	(955,625)
Deferred Revenue	(448,633)	—
Net cash (used in) provided by operating activities	(2,767,731)	6,254,890

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(1,245,243)	(1,069,188)
Proceeds from sale of asset	—	10,000
Sales of investment securities - available for sale	1,401,606	4,288,798
Purchase of investment securities - available for sale	(366,030)	(2,405,509)
Issuance of note receivable	—	(5,346,665)
Net cash used in investing activities	(209,667)	(4,522,564)

FINANCING ACTIVITIES:
Repayments of debt	(283,997)	(255,426)
Proceeds from issuance of stock	54,823	61,271
Net cash used in financing activities	(229,174)	(194,155)

NET (DECREASE) INCREASE IN CASH	(3,206,572)	1,538,171

CASH, BEGINNING OF PERIOD	5,192,341	468,359

CASH, END OF PERIOD	$1,985,769	$2,006,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$131,099	$75,051
Income taxes paid	$—	$—
Realized loss on sale of marketable securities	$9,150	$1,095

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three month and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Note 2.  Summary of Significant Accounting Policies

Lannett Company, Inc., a Delaware Corporation, and subsidiaries (the “Company” or “Lannett”), develop, manufacture, package, market, and distribute active pharmaceutical ingredients as well as pharmaceutical products sold under generic chemical names.  The Company primarily manufactures solid oral dosage forms, including tablets and capsules, and is pursuing partnerships and research contracts for the development and production of other dosage forms, including liquids and injectable products.

Use of Estimates –The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, Lannett Holdings, Inc. and Cody Laboratories, Inc. (“Cody”).  Cody includes the consolidation of Cody LCI Realty, LLC, a variable interest entity, as a result of the acquisition of Cody, April 10, 2007.  See Note 17 about the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

Revenue Recognition - The Company recognizes revenue when its products are received by the customer.  At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional accruals as they are the primary recipient of chargebacks and rebates. Incentives offered to secure sales vary from product to product. Provisions for rebates and promotional credits are estimated based upon contractual terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks, require management to make subjective judgments on customer mix. Unlike branded innovator drug companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS and Wolters Kluwer, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales.  The only variable is customer mix, and this assumption is based on historical data and sales expectations.  The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and calculated metrics.  While the Company may continue to improve its processes related to estimating and verifying its liabilities related to these provisions, Lannett’s methodology for estimating reserves has been consistent with previous periods.

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

Rebates – Rebates are offered to the Company’s key chain drug store and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2007 and 2006:

For the six months ended December 31, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(4,010,074)	(1,700,473)	(146,916)	—	(5,857,463)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	50,000	(50,000)	870,465
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	14,619,361	4,729,061	1,108,662	110,000	20,567,084
Actual credits issued related to sales recorded in Fiscal 2008	(11,294,160)	(3,244,688)	(97,147)	(110,129)	(14,746,124)

Reserve Balance as of December 31, 2007	$3,964,605	$1,525,704	$1,027,912	$2,105	$6,520,326

For the six months ended December 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(10,120,000)	(1,702,800)	(869,500)	(219,000)	(12,911,300)
Reserves or (reversals) charged during Fiscal 2007 related to sales in prior fiscal years	—	(300,000)	460,000	—	160,000
Reserves charged to net sales during Fiscal 2007 related to sales recorded in Fiscal 2007	15,851,400	5,750,100	590,000	350,000	22,541,500
Actual credits issued related to sales recorded in Fiscal 2007	(10,065,500)	(3,808,500)	(254,700)	(115,000)	(14,243,700)
Reserve Balance as of December 31, 2006	$5,803,300	$2,121,900	$341,800	$291,600	$8,558,600

The Company ships its products to the warehouses of its wholesale and retail chain customers.  When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers.  The Company’s customer will reorder the product as its warehouse is depleted.  The Company generally has no minimum size orders for its customers.  Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory.  As such, the Company’s customers continually reorder the Company’s products.  It is common for the Company’s customers to order the same products on a monthly basis.  For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products.  This is important due to the fact that several generic competitors compete for the consumer demand for a given product.  Availability of inventory ensures that a manufacturer’s product is considered.  Otherwise, retail prescriptions would be filled with competitors’ products.  For this reason, the Company periodically offers incentives to its customers to purchase its products.  These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time.  Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time.  This period of time is generally up to three months.  The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment.  The Company’s products have either 24 months or 36 months of shelf-life at the time of manufacture.  The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity.  If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts.  The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

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

Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt obligations. The carrying values of these assets and liabilities approximate fair value based upon the short-term nature of these instruments.  The Company has estimated that the fair value of long-term debt associated with the 20 year mortgage on its land and building in Cody, Wyoming approximates the discounted amount of future payments to the mortgage-holder.  There is no market for this type of financial liability.  The Company estimates that the fair value of the mortgage liability is less than the carrying value of the property.

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive loss.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Shipping and Handling Costs – The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.

Research and Development – Research and development expenses are charged to operations as incurred.

Intangible Assets – On March 23, 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP.  The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP.

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

During Fiscal 2005, events occurred (as described in subsequent paragraphs) which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating).  As a result of the testing, the Company had determined that the intangible asset was impaired as of March 31, 2005.  In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of the date of the impairment.  This impairment loss was shown on the statement of operations as a component of operating loss. Management concluded that, as of December 31, 2007, the intangible asset was correctly stated at net realizable value of approximately $11,200,000 and, therefore, no adjustment was required.

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

The Company will incur annual amortization expense of approximately $1,785,000 for the intangible asset over the remaining term of the contract.   For the six months ended December 31, 2007 and 2006 the Company incurred amortization expense of $892,332, respectively.

Future annual amortization expense of the JSP intangible asset consists of the following:

Fiscal Year Ending June 30,	Annual Amortization Expense
2008	$893,000
2009	1,785,000
2010	1,785,000
2011	1,785,000
2012	1,785,000
Thereafter	3,122,000
$11,155,000

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the Abbreviated New Drug Application (“ANDA”).  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset and the value will be subject to impairment tests in the future.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the six months ended December 31, 2007 and 2006 was approximately $4,000 and $36,000, respectively.

Income Taxes - The Company uses the liability method specified by Statement of Financial Accounting Standards No. 109 (FAS), Accounting for Income Taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/ (benefit) is the result of changes in deferred tax assets and liabilities.

Segment Information – The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information.  The Company operates one business segment - generic pharmaceuticals, accordingly the Company has one reporting segment.  In accordance with FAS 131, the Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and six months ended December 31, 2007 and 2006:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2007	2006	2007	2006

Migraine Headache	$2,794,000	$2,671,000	$5,442,000	$5,162,000
Epilepsy	848,000	1,815,000	1,972,000	4,473,000
Heart Failure	1,070,000	1,000,000	2,159,000	2,503,000
Thyroid Deficiency	9,593,000	12,118,000	18,685,000	18,278,000
Antibiotic	2,379,000	4,428,000	5,085,000	12,090,000
Other	850,000	884,000	1,732,000	2,378,000

Total	$17,534,000	$22,916,000	$35,075,000	$44,884,000

Concentration of Market and Credit Risk - Six of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 53%, 10%, 8%, 8%, 6% and 6% of net sales for the six months ended December 31, 2007.  Those same products accounted for 41%, 23%, 7%, 5%, 6% and 10%, respectively, of net sales for the six months ended December 31, 2006.  For the three months ended December 31, 2007 and 2006, the same six products accounted for 55%, 10%, 8%, 8%, 6% and 5%, and 56%, 12%, 6%, 6%, 4% and 6% of net sales, respectively.

Four of the Company’s customers accounted for 33%, 10%, 6%, and 6%, respectively, of net sales for the six months ended December 31, 2007, and 16%, 8%, 23%, and 3%, respectively, of net sales for the six months ended December 31, 2006.  The same four customers accounted for 35%, 8%, 5%, and 7%, respectively, of net sales for the three months ended December 31, 2007 of this year, and 27%, 5%, 21%, and 4%, respectively, of net sales for the three months ended December 31, 2006.

Share-based Compensation - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment” (SFAS 123(R)).  This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”   SFAS 123(R) addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments.  Under the standard, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At December 31, 2007, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the “Long-term Incentive Plan,” or “LTIP”).  During the six months ended December 31, 2007, the Company awarded 209,264 shares of restricted stock under the LTIP.  74,464 of these shares vest 100% on January 1, 2008, the remainder vest in equal portions on September 18, 2008, 2009 and 2010.  $42,889 and $49,016 of expense was recognized during the three-months and six months ended December 31, 2007, respectively, related to these shares of restricted stock.

The Company is required to record compensation expense for all awards granted after the date of adoption of SFAS 123(R) and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption.  The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the six months ended December 31:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	2007	2007	2006	2006
Risk-free interest rate	4.2%	4.2%	4.7%	4.8%
Expected volatility	56.0%	56.0%	59.0%	59.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected term (in years)	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average fair value at date of grant	$2.11	$2.11	$3.36	$3.20

Zero options and approximately 548,000 options were issued under the LTIP during the three and six months ended December 31, 2007, respectively.  Approximately 220,000 and 354,000 options were issued under the 2003 Plan during the three and six months ended December 31, 2006, respectively.  There were no shares that were exercised in the three and six months ended December 31, 2007.  375 shares under options were exercised in the three and six months ended December 31, 2006, resulting in proceeds of $281 to the Company.  At December 31, 2007 there were 1,660,431 options outstanding.  Of those, 548,000 were options issued under the LTIP, 901,198 were issued under the 2003 Plan, and 211,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 7,690 shares under option having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with no shares under options having yet been exercised under that plan.

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

The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if forfeitures were affected by turnover that resulted from a business restructuring that is not expected to recur.  The forfeiture rate is 5% at December 31, 2007 and 2006. As the Company continues to grow, this rate is likely to change to match such changes in turnover and hiring rates. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.

The following table presents all share-based compensation costs recognized in our statements of operations as part of selling, general and administrative expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value
Share based compensation
Stock options	$248,176	$272,642	$419,760	$513,282
Employee stock purchase plan	$5,098	$5,056	$14,867	$10,765
Restricted stock	$42,889	$—	$49,016	$—
Tax benefit at effective rate	$27,032	$46,940	$54,064	$93,881

Options outstanding that have vested and are expected to vest as of December 31, 2007 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	804,786	$10.70	$4,680	6.3
Options expected to vest	812,863	$4.80	$—	9.3
Total vested and expected to vest	1,617,649	$7.74	$4,680	7.8

Restricted stock that has vested and is expected to vest as of December 31, 2007 is as follows:

	Awards	Aggregate Intrinsic Value
Restricted stock vested	0	$0
Restricted stock expected to vest	209,264	$646,626
Total vested and expected to vest	209,264	$646,626

A summary of award activity under the Plans as of December 31, 2007 and 2006, and changes during the six months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
	Awards			Weighted				Weighted
		Weighted- Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Average Remaining Contractual Life

Outstanding at July 1, 2007	501,349	$7.48			617,982	$11.00
Granted	462,918	$4.03			85,082	$4.03
Exercised	—	—			—	—
Forfeited or expired	6,900	$5.67			—	—
Outstanding at December 31, 2007	957,367	$5.83	$4,680	8.5	703,064	$10.16	—	7.0

Outstanding at December 31, 2007 and not yet vested	647,919	$4.65	—	9.4	207,726	$5.28	—	9.0
Exercisable at December 31, 2007	309,448	$8.29	$4,680	6.5	495,338	$12.20	—	6.2

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted-
		Weighted		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2006	307,541	$8.47			484,462	$12.42
Granted	220,263	$6.14			133,520	$5.84
Exercised	375	$0.75	$2,063		—	—
Forfeited or expired	5,720	$10.73			—	—
Outstanding at December 31, 2006	521,709	$7.47	$247,511	8.3	617,982	$11.00	$114,840	7.6

Outstanding at December 31, 2006 and not yet vested	326,983	$6.63	$166,516	9.4	248,333	$8.09	$110,560	9.0
Exercisable at December 31, 2006	194,726	$8.86	$80,995	6.6	369,649	$12.96	$4,280	6.8

	Restricted Stock
		Aggregate
		Intrinsic
	Awards	Value

Outstanding at July 1, 2007	—	—
Granted	209,264	$843,334
Forfeited or expired	—
Outstanding at December 31, 2007	209,264	$646,626
Unvested at December 31, 2007	209,264	$646,626
Vested at December 31, 2007	—	—

Options with a fair value of approximately $479,000 vested during the six months ended December 31, 2007.  As of December 31, 2007, there was approximately $2,260,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2006 there was approximately $1,744,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.

Unearned Grant Funds – The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Earnings per Common Share – SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted earnings per share on the face of the Company’s consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method; such items would not be considered for diluted loss per share due to their antidilutive effects.  Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.  A reconciliation of the Company’s basic and diluted earnings per share follows:

	Three Months Ended December 31,
	2007		2006
	Net Loss	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic (loss)/earnings per share factors	$(657,547)	24,183,044	$955,171	24,154,533
Effect of potentially dilutive option and restricted stock plans	—	—	—	67,982
Diluted (loss)/earnings per share factors	$(657,547)	24,183,044	$955,171	24,222,515

Basic (loss)/earnings per share	$(0.03)		$0.04
Diluted (loss)/earnings per share	$(0.03)		$0.04

The number of shares have been adjusted for the Company’s 3 for 2 stock split in February 2003.

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2007 and 2006 were 1,869,695 and 869,804, respectively.

	Six Months Ended December 31,
	2007		2006
	Net Loss	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic (loss) earnings per share factors	$(784,708)	$24,179,344	$2,253,198	24,151,237
Effect of potentially dilutive option and restricted stock plans	—	—	—	43,448
Diluted (loss) earnings per share factors	$(784,708)	$24,179,344	$2,253,198	24,194,685

Basic (loss) earnings per share	$(0.03)		$0.09
Diluted (loss) earnings per share	$(0.03)		$0.09

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2007 and 2006 were 1,869,695 and 869,804, respectively.

Note 3.  New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Effective for tax years beginning after December 15, 2006, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $40,000 increase in beginning deferred tax asset and increase in accrued liabilities related to FIN 48.  See Note 16 – Income Taxes.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest at the acquisition date measured at their fair value as of that date. This statement requires measuring the noncontrolling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS No. 141(R) is effective for the Company related to acquisitions occurring on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (for the Company, fiscal year beginning July 1, 2009). The Company is currently evaluating the impact of SFAS No. 160 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (for the Company, fiscal year beginning July 1, 2008). We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 (for the Company, fiscal year beginning July 1, 2008), and interim periods within those fiscal years.  The Company has not completed its study of the effects of adopting this standard.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which is effective for fiscal years beginning after December 15, 2008 (for the Company, fiscal year beginning July 1, 2009).  EITF 07-1 addresses entities entering into arrangements to participate in joint operating activity to, for example, jointly develop and commercialize a drug candidate.  EITF 07-1 addresses how a company should report costs incurred and revenue generated from transactions with third parties should be reported by the participants of a collaborative arrangement, how an entity should characterize payments made between participants, and what participants should disclose in the notes to the financial statements.  The Company is currently evaluating the impact of EITF 07-1 on its financial position and results of operations.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. EITF 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. EITF 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed.  The Company will be applying the guidance in Issue No. 07-3 in the quarter ended March 31, 2008, and anticipates that the adoption of EITF 07-3 will have little or no impact on its accounting policies, financial position or results of operations.

Note 4.  Inventories

The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements.  The Company’s estimates of future product demand may fluctuate, in which case estimated required reserves for excess and obsolete inventory may increase or decrease.  If the Company’s inventory is determined to be overvalued, the Company recognizes such costs in cost of goods sold at the time of such determination.

Inventories consist of the following:

	December 31,	June 30,
	2007	2007

Raw materials	$3,517,083	$3,631,780
Work-in-process	1,177,151	1,008,195
Finished goods	7,019,779	9,640,106
Packaging supplies	280,163	238,403
	$11,994,176	$14,518,484

The preceding amounts are net of inventory reserves of $829,169 and $923,920 at December 31, 2007 and June 30, 2007, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line and accelerated methods over the estimated useful lives of the assets.  Depreciation expense for the three months ended December 31, 2007 and 2006 was approximately $986,000 and $658,000, respectively.  Depreciation expense for the six months ended December 31, 2007 and 2006 was approximately $1,873,000 and $1,292,000, respectively.  Property, plant and equipment consist of the following:

		December 30,	June 30,
	Useful Lives	2007	2007
Land	-	$918,314	$918,314
Building and improvements	10 - 39 years	16,507,472	16,229,427
Machinery and equipment	5 - 10 years	21,718,609	21,275,686
Furniture and fixtures	5 - 7 years	837,262	837,262
		$39,981,657	$39,260,689
		(13,690,427)	(11,817,528)
		$26,291,230	$27,443,161

As of December 31, 2007, $1,763,268 of property, plant and equipment ($1,805,158, net of $41,890 of accumulated depreciation) was pledged by the Company as collateral for a mortgage, the balance of which was $1,761,721 as of December 31, 2007.

Note 6.  Investment Securities - Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

	December 31, 2007
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency	$1,642,800	$43,618	$(97)	$1,686,321
Asset-Backed Securities	688,227	22	(27,971)	660,278
	$2,331,027	$43,640	$(28,068)	$2,346,599

	June 30, 2007
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency	$2,474,435	$8,302	$(5,525)	$2,477,212
Asset-Backed Securities	892,168	18	(48,766)	843,420
	$3,366,603	$8,320	$(54,291)	$3,320,632

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at December 31, 2007 are summarized as follows:

	December 31, 2007		June 30, 2007
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$73,618	$74,789	$201,540	$198,750
Due after one year through five years	1,743,426	1,782,130	2,491,286	2,493,953
Due after five years through ten years	143,055	141,740	216,182	208,602
Due after ten years	370,928	347,940	457,595	419,327
	$2,331,027	$2,346,599	$3,366,603	$3,320,632

The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than a 10% ownership interest.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of December 31, 2007:

		Less than 12 months		12 months or longer		Total
Description of	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government Agency	1	$54,467	$(97)	$—	$—	$54,467	$(97)
Asset-Backed Securities	9	—	—	617,032	(27,971)	617,032	(27,971)
Total temporarily impaired investment securities	10	$54,467	$(97)	$617,032	$(27,971)	$671,499	$(28,068)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At December 31, 2007, there were approximately 10 out of 26 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Realized gains and losses from sale of investment securities have been immaterial for the three months and six months ended December 31, 2007 and 2006.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (7.50% at December 31, 2007). The line of credit was renewed and extended to February 28, 2008.  At December 31, 2007 and 2006, the Company had $0 outstanding under the line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  The Company complied with two of the three requirements above and the requirement to operate its Pennsylvania locations is still ongoing, however, the Company failed to comply with hiring an additional 100 full-time employees.  The Company is currently providing information to the Department of Community and Economic Development to grant an extension or waive the obligation of hiring an additional 100 full-time employees.  The Company will be liable to repay the full amount of the grant funding ($500,000) if an extension or waiver is not received.  The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  On a quarterly basis, the Company monitors its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability.  As of December 31, 2007, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	December 31,	June 30,
	2007	2007
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,117,457	1,150,212
Pennsylvania Department of Community & Economic Development loan	340,818	388,487
Tax-exempt bond loan (PAID)	905,000	904,422
Equipment loan	562,006	722,266
SBA loan	208,966	231,812
First National Bank of Cody	1,761,721	1,782,766

Total debt	9,395,968	9,679,965
Less: current portion	702,692	692,119

Long term debt	$8,693,276	$8,987,846

Current portion of long term debt	December 31,	June 30,
	2007	2007
Pennsylvania Industrial Development Authority loan	$72,131	$70,604
Pennsylvania Department of Community & Economic Development loan	101,242	97,001
Tax-exempt bond loan (PAID)	110,000	109,164
Equipment loan	320,520	320,520
SBA loan	51,878	49,647
First National Bank of Cody	46,921	45,183

Total current portion of long term debt	$702,692	$692,119

The Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance shall be due and payable 5 years (60 months) from January 1, 2006.

The Company financed $1,250,000 through the Pennsylvania Industrial Development Authority (PIDA).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $1,117,457 outstanding as of December 31, 2007, and $72,131 is currently due; none of the PIDC Loan is currently due.

An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of December 31, 2007, $340,818 is outstanding, and $101,242 is currently due.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2007 was 3.6%.  At December 31, 2007, the Company has $905,000 outstanding on the Authority loan, of which $110,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest.  At December 31, 2007, no portion of the letter of credit has been utilized.

The Equipment Loan consists of a term loan with a maturity of five years.  The Company, as part of the 2003 Loan Financing agreement with Wachovia, is required to make equal payments of principal plus interest.  As of December 31, 2007, the Company has outstanding $562,006 under the Equipment Loan, of which $320,520 is classified as currently due.

The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.  The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits.  As of December 31, 2007, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 6.74%.

The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.

The terms of the Equipment Loan require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.

Included in the acquisition of Cody was a loan from the Small Business Administration (“SBA”).  The loan requires fixed monthly payments, with an effective interest rate of 8.75%, through July 31, 2012.  As of December 31, 2007, $208,966 is outstanding under the SBA loan, of which $51,878 is classified as currently due.  Cody has pledged inventory, accounts receivable and equipment as collateral.

Also as part of the Cody acquisition, the Company became primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 17, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage has 19 years remaining.  Principal and interest payments of $14,782, at a fixed interest rate of 7.5%, are being made on a monthly basis through June 2026.  As of December 31, 2007, the Company has $1,761,721 outstanding under the mortgage loan, collateralized by the land and building, of which $46,921 is classified as currently due.

Long-term debt amounts due, for the twelve month periods ended December 31 are as follows:

12 month period ended	Amounts Payable
December 31,	to Institutions

2008	$702,692
2009	645,138
2010	4,924,662
2011	340,953
2012	282,310
Thereafter	2,500,213
$9,395,968

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

Note 11.   Commitments

Leases

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on seven acres in Philadelphia.  An additional agreement which gives the Company the option to buy the facility was also signed.  This facility is initially going to be used for warehouse space with the expectation of making this facility the Company’s headquarters in addition to manufacturing and warehousing.  The other Philadelphia locations will continue to be utilized as manufacturing, packaging, and as a research laboratory.  This gives Lannett the space to fit its desire to expand.

Lannett’s subsidiary, Cody Laboratories, Inc. (“Cody”) leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Limited Liability Company which is 50% owned by Lannett.   See Note 17.  Because Cody LCI Realty, LLC, is consolidated in the Company’s financial statements, all intercompany rent is eliminated in consolidation.

In addition to the above, the Company has operating leases, expiring in 2008, for office equipment.

Rental and lease expense for the three months ended December 31, 2007 and 2006 was approximately $119,000 and $106,000, respectively and for the six months ended December 31, 2007 and 2006 was approximately $230,000, and $116,000, respectively.

Contractual Obligations

The following table represents annual debt, lease and contractual purchase obligations as of December 31, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-term debt	$9,395,968	$702,692	$5,569,800	$623,263	$2,500,213
Operating leases	1,452,436	425,779	754,878	271,779	—
Purchase obligations	133,500,000	18,750,000	40,500,000	44,500,000	29,750,000
Interest on obligations	1,821,075	357,738	611,784	358,088	493,465
Total	$146,169,479	$20,236,209	$47,436,462	$45,753,130	$32,743,678

The purchase obligations above are due to the agreement with Jerome Stevens Pharmaceuticals, Inc.  If the minimum purchase requirement is not met, Jerome Stevens has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If Jerome Stevens terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  No matter which party terminates the purchase agreement, there would be minimal impact on the operating cash flows of the Company from the termination.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Brian Kearns, Chief Financial Officer, Secretary, Treasurer, Kevin Smith, Vice President of Sales and Marketing, Bernard Sandiford, Vice President of Operations, and William Schreck, Vice President of Logistics, (the “Named Executives”).  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of the Named Executives are determined by the Board of Directors.  Additionally, the Named Executives are eligible to receive stock options, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policies regarding stock option grants.

Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between one year and three years.

Note 12.  Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income is comprised of unrealized gains on investment securities classified as available-for-sale.  The components of comprehensive (loss) income and related taxes consisted of the following as of December 31, 2007 and 2006:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
Unrealized Holding Gain on Securities	$38,145	$4,615	$61,543	$55,330
Tax at Effective Rate	(14,528)	(1,846)	(24,617)	(22,132)
Total Unrealized Gain on Securities, Net	23,617	2,769	36,926	33,198

Total Other Comprehensive Income	23,617	2,769	36,926	33,198
Net (Loss) Income	(657,547)	955,171	(784,708)	2,253,198

Total Comprehensive (Loss) Income	$(633,930)	$957,940	$(747,782)	$2,286,396

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the six months ended December 31, 2007 and 2006 were $177,000 and $118,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of December 31, 2007, 100,960 shares have been issued under the ESPP.  Compensation expense of $5,098 and $5,056 has been recognized for the three months ended December 31, 2007 and 2006, respectively, relating to the ESPP.  Compensation expense of $14,867 and $10,765 has been recognized for the six months ended December 31, 2007 and 2006, respectively, relating to the ESPP.

Note 15.   Long-Term Incentive Plan (The “LTIP”)

In 2007, the shareholders of the Company approved the 2006 Long-term Incentive Plan (The “LTIP”).  The purpose of the LTIP is to enable management of the Company to (i) own shares of stock in the Company, (ii) participate in the shareholder value which has been created, (iii) have a mutuality of interest with other shareholders and (iv) enable the Company to attract, retain and motivate key management level employees of particular merit.  The LTIP authorizes the Compensation Committee of the Board of Directors to grant both stock and/or cash-based awards through (i) incentive and non-qualified stock options and/or (ii) restricted stock, and/or long-term performance awards to participants. With respect to the stock options and stock grants, 2,500,000 shares will be set aside for stock option grants and/or restricted stock awards.

During the six months ended December 31, 2007, there were 209,264 total restricted shares awarded on September 18, 2007.  Of these shares, 74,464 shares vest on January 1, 2008 and the remaining 134,800 shares vest over the next three years.  There were no other restricted shares awarded during the period ended December 31, 2007.  Approximately 548,000 options were issued under the LTIP during the period ended December 31, 2007.

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

The provision for federal, state and local income taxes for the three months ended December 31, 2007 and 2006 was a tax benefit of approximately $160,000 and expense of approximately $637,000, respectively, with effective tax rates of 20% and 40%, respectively. The provision for federal, state and local income taxes for the six months ended December 31, 2007 and 2006 was a tax benefit of approximately $206,000 and expense of approximately $1,505,000, respectively, with effective tax rates of 21% and 40%, respectively.  The tax rate for the periods ended December 31, 2007 is lower than 2006 due to permanent differences between tax and book income and loss.

On July 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

As a result of the implementation of adopting FIN 48, the Company increased the liability for unrecognized tax benefits by $40,000 in the first quarter of Fiscal 2008.  The Company recognizes interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files tax returns in the United States federal jurisdiction, Pennsylvania and New Jersey.  The Company’s tax returns for years prior to 2003 generally are no longer subject to review as such years generally are closed. The Company is not currently involved with any reviews by any taxing authorities.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 17. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2007 and June 30, 2007 balance sheets are consolidated VIE assets of approximately $1.8 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.8 million.

Cody LCI Realty LLC (“Realty”) is the only VIE that is consolidated.  Realty has been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 joint venture between a former shareholder of Cody Labs and Lannett.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE.  The risks associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $15,000 per month.  All intercompany rent expense is eliminated upon consolidation with Cody.

The Company is not involved in any other variable interest entity.

Note 18.  Related Party Transactions

The Company had sales of approximately $251,000 and $404,000 during the six months ended December 31, 2007 and 2006, respectively, to a distributor (the “related party”) owned by Jeffrey Farber. Mr. Farber is a member of the Board of Directors, as well as the son of William Farber, who is the Chairman of the Board and principal shareholder of the Company.  Accounts receivable includes amounts due from the related party of approximately $125,000 and $91,000 at December 31, 2007 and 2006, respectively.  In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

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

The Company has approximately $1,189,000 of deferred revenue as a result of prepayments on inventory received from Provell Pharmaceuticals, LLC (“Provell”).  Provell is a joint venture to distribute pharmaceutical products through mail order outlets.  Lannett was given 33% ownership of this venture in exchange for access to Lannett’s drug providers.  The investment is valued at zero, due to losses incurred to date by Provell.

Note 19.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 65% and 66% of the Company’s inventory purchases during the three and six month periods ended December 31, 2007 and 69% and 61% during the three and six month periods ended December 31, 2006.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of December 31, 2007, JSP has not exercised the nomination provision of the agreement.  The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005.  Refer to Form 10K dated June 30, 2007, Note 1– intangible assets for additional disclosure and discussion of this impairment.

Other agreements:

In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States.  Purchases of finished goods inventory from this provider accounted for approximately 16% and 17% of the Company’s inventory purchases during the three and six month periods ended December 31, 2007.  Purchases of finished goods inventory from this provider accounted for approximately 13% and 17% of the Company’s inventory purchases during the three and six month periods ended December 31, 2006.  The term of the agreement is three years, beginning on August 22, 2005 and continuing through August 21, 2008.

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

Consolidation of Variable Interest Entity – The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2007 balance sheet are consolidated VIE assets of $1.8 million, which is comprised mainly of land and building. There were no VIE assets at December 31, 2006.  VIE liabilities consist of a mortgage on that property in the amount of $1.8 million. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements, due to the acquisition in April 2007 of Cody Labs by the Company.

Revenue Recognition – The Company recognizes revenue when its products are shipped, and when title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales.

The change in the reserves for various sales adjustments may not be proportional to the change in sales because of changes in both the product mix and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to increase sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical experience, estimated customer inventory levels, and contract terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales. The major variable affecting this rate is customer mix, and estimates of expected customer mix are based on historical experience and sales expectations. The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and metrics. Lannett’s methodology for estimating reserves in the six months ended December 31, 2007 has been consistent with previous periods.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2007 and 2006:

For the six months ended December 31, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(4,010,074)	(1,700,473)	(146,916)	—	(5,857,463)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	50,000	(50,000)	870,465
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	14,619,361	4,729,061	1,108,662	110,000	20,567,084
Actual credits issued related to sales recorded in Fiscal 2008	(11,294,160)	(3,244,688)	(97,147)	(110,129)	(14,746,124)

Reserve Balance as of December 31, 2007	$3,964,605	$1,525,704	$1,027,912	$2,105	$6,520,326

For the six months ended December 31, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(10,120,000)	(1,702,800)	(869,500)	(219,000)	(12,911,300)
Reserves or (reversals) charged during Fiscal 2007 related to sales in prior fiscal years	—	(300,000)	460,000	—	160,000
Reserves charged to net sales during Fiscal 2007 related to sales recorded in Fiscal 2007	15,851,400	5,750,100	590,000	350,000	22,541,500
Actual credits issued related to sales recorded in Fiscal 2007	(10,065,500)	(3,808,500)	(254,700)	(115,000)	(14,243,700)
Reserve Balance as of December 31, 2006	$5,803,300	$2,121,900	$341,800	$291,600	$8,558,600

Credits issued during the quarter that relate to prior year sales are charged against the opening balance.  In aggregate, additional reserves or reversals of reserves have historically offset each other.  The table above shows the effects of reversals within the rebates, returns and other categories.  It is the Company’s intention that all reserves be charged to sales in the period that the sale is recognized, however, due to the nature of this estimate, it is possible that the Company may sometimes need to increase or decrease the reserve based on prior period sales.  If that were to occur, management would disclose that information at that time.  If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change.  However, management believes that these estimates are reasonable based upon historical experience and current conditions.

In the second quarter of Fiscal 2008, the Company issued rebate credits to a customer arising from sales in the prior year.  These rebates were submitted, approved and processed by the Company in the current year.  The reserve table above shows the $870,000 as additional reserve charged during Fiscal 2008.  During this quarter, new information was obtained which indicated that these items were in fact valid rebates, and that required the Company to deduct them from sales.  As a result, the Company recorded additional rebates in the amount of $870,000.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The increase of reserves to $6,520,326 at December 31, 2007 from $5,686,364 at June 30, 2007 is due to the timing of credits being processed by the customers and by the Company.  Approximately 88% of the reserve balance from June 30, 2007 has been processed through the second quarter of Fiscal 2008.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

Accounts Receivable – The Company performs credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of available credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within the both Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

The Company also regularly monitors customer Accounts Receivable (AR) balances through a tool known as Days Sales Outstanding (“DSO”).  This calculation for Net DSO begins with the Gross AR less the Rebates and Chargeback reserve. This net amount is then divided by the average daily net sales for the period.  The table below shows the results of these calculations for the relevant periods.

	Six Months ended 12/31/07	Fiscal Year ended 6/30/07	Six Months ended 12/31/06
Net DSO (in days)	84	72	74
Gross DSO (in days)	76	74	72

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

The Company’s payment terms are consistent with the generic pharmaceutical industry at 60 days for payment from all customers, including wholesalers.  Net DSO for the first six months of Fiscal 2008, net of rebates and chargebacks, increased as a result of electronic invoice transmission issues with one new customer.  The Company expects that the invoices will be processed and paid by the end of the next fiscal quarter.  Management expects the DSO calculation to return to a normal level of 60 to 70 days in future quarters.  Significant variances greater or less than 60 are reviewed and, if necessary, action is taken.

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

Share-based Compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (123(R)) was adopted effective July 1, 2005.  Share-based compensation cost is measured using the Black-Scholes option pricing model.  The following table highlights relevant stock-option plan information as of and for the six months ended:

	December 31, 2007	December 31, 2006
Share based compensation expense
Stock options	$420,000	$513,000
Employee stock purchase plan	$15,000	$11,000
Restricted stock	$49,000	$—
Total compensation cost related to non-vested awards not yet recognized	$2,260,000	$1,744,000
Weighted average period over which it is to be recognized	1.7 years	1.6 years

Results of Operations - Three months ended December 31, 2007 compared with three months ended December 31, 2006

Net sales for the three months ended December 31, 2007 (“Fiscal 2008”) decreased 23% to $17,535,000 from $22,916,000 for the three months ended December 31, 2006 (“Fiscal 2007”). The decrease was primarily due to decreases in demand for Lannett’s products used for the treatment of thyroid deficiency, for the treatment of epilepsy, and for antibiotic drugs.  Competitor changes in Fiscal 2007 led to an increase in sales in Fiscal 2007 for antibiotic drugs.  In addition, fewer drug approvals from the FDA over the past 12 months have hindered the Company’s growth.  The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  A slowdown in FDA approvals resulted in fewer sales of new products to replace declines in existing product sales.  The 23% sales decline of $5,381,000 is primarily due to the following significant causes:

Medical indication	Sales volume change %	Sales price change %
Antibiotics	30%	-39%
Thyroid	- 27%	4%
Epilepsy	- 32%	- 13%

Epilepsy drugs were affected by both price and volume declines.  Antibiotic drugs experienced a large decrease in sales price however this was offset by the large increase in the change in volume.  These declines were primarily due to new competition.  Thyroid drugs changes were mainly due to a decline in volume.  All other products changes have been minor, and reflect changes associated with normal business operations.  These changes may not be indicative of the full year sales change.

The decline in product sales can be attributed primarily to three products.  Sales of drugs for the treatment of epilepsy decreased by approximately $967,000 in the second quarter of Fiscal 2008 compared to the second quarter of Fiscal 2007 because the Company is no longer the primary manufacturer of the 50mg sized tablet.  Sales of generic antibiotics declined $1,451,000.  This decline can be attributed primarily to lower product sales prices as a result of increased competition.  In early Fiscal 2007, several other manufacturers of the largest selling product had technical problems in their manufacturing process, resulting in lower competition for our tablet.  Sales of drugs used in the treatment of thyroid deficiency dropped in volume as one of the Company’s major customers stopped purchasing this product line from us.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended December 31, 2007 and 2006:

	Three Months Ended December 31,
Customer Category	2007	2006

Wholesaler/ Distributor	$7,497,000	$12,393,000
Retail Chain	8,983,000	9,023,000
Mail-Order Pharmacy	925,000	1,476,000
Private Label	130,000	24,000

Total	$17,535,000	$22,916,000

The decrease in sales to wholesaler/distributor customers is due primarily to a decrease in sales of thyroid deficiency drugs to one of the major wholesalers/distributors.  Sales of thyroid deficiency drugs to other customers have been steady.

Cost of sales (excluding amortization of intangible asset) for the second quarter decreased 27% to $12,619,000 in Fiscal 2008 from $17,402,000 in Fiscal 2007.  The decrease is due to the 23% decrease in sales.  Gross profit margins (excluding amortization of intangible asset) for the second quarter of Fiscal 2008 and Fiscal 2007 were 28% and 24%, respectively. Gross profit percentage increased due to decreased freight costs and some sales of new products with higher relative margins.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the second quarter decreased 38% to $946,000 for Fiscal 2008 from $1,538,000 for Fiscal 2007.  The decrease is primarily due to a decrease in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the second quarter increased 117% to $4,297,000 in Fiscal 2008 from $1,982,000 in Fiscal 2007.  The increase is primarily due to the general and administrative expenses incurred in the second quarter by Cody which was acquired in the fourth quarter of Fiscal 2007.  Other expenses related to personnel and outside services rendered in legal, accounting and professional services. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

Amortization expense for the intangible asset for each of the three months ended December 31, 2007 and 2006 was approximately $446,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.  For the remaining seven and a half years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

The Company’s interest expense in the second quarter increased to $92,000 in Fiscal 2008 from $68,000 in Fiscal 2007 primarily as a result of increased debt as a result of the Cody acquisition.  Interest income in the second quarter decreased to $49,000 in Fiscal 2008 from $112,000 in Fiscal 2007 due to a lower level of invested funds.

The Company had an income tax benefit in the second quarter of 2008 of $160,000 compared to income tax expense of $637,000 in Fiscal 2007 due to a net loss before income taxes in 2008.  The tax rate for the three months ended December 31, 2007 is lower than 2006 due to the net loss for the period and the related calculation of permanent differences between tax and book income and loss.

The Company reported a net loss of approximately $658,000 in the second quarter of Fiscal 2008, or $0.03 basic and diluted loss per share, as compared to net income of approximately $955,000 in the second quarter Fiscal 2007, or $0.04 basic and diluted income per share.

Results of Operations - Six months ended December 31, 2007 compared with six months ended December 31, 2006

Net sales for the six months ended December 31, 2007 (“Fiscal 2008”) decreased 22% to $35,075,000 from $44,884,000 for the six months ended December 31, 2006 (“Fiscal 2007”). The decrease was primarily due to price changes as a result of a decrease in demand for Lannett’s drugs used in the treatment of epilepsy and  antibiotic drugs.  Competitor changes in Fiscal 2007 led to an increase in sales in Fiscal 2007.  In addition, fewer drug approvals from the FDA over the past 12 months have hindered the Company’s growth.  The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  Conversely, a slowdown in FDA approvals resulted in fewer sales of new products to replace declines in existing product sales.  The following table highlights the reasons for the decrease, and the percentage each area had on the overall decrease of $9,809,000:

Medical indication	Sales volume change %	Sales price change %
Antibiotics	4%	- 59%
Epilepsy	- 34%	- 33%

Consistent with the current quarter changes, epilepsy drugs were affected by both price and volume declines.  Antibiotic drugs mainly experienced a decrease in sales price.  These declines were primarily due to new competition.  Thyroid drugs changes were mainly due to a decline in volume.  All other products changes have been minor, and reflect changes associated with normal business operations.  These changes may not be indicative of the full year sales change.

The decline in product sales can be attributed primarily to two products.  Sales of drugs for the treatment of epilepsy decreased by approximately $2,501,000 in the six months ended December 31, 2007 compared to the six months ended December 31, 2006 because the Company is no longer the primary manufacturer of the 50mg sized tablet.  Sales of generic antibiotics declined $5,685,000.  This decline can be attributed primarily to lower product sales prices as a result of increased competition.  In early Fiscal 2007, several other manufacturers of the largest selling product had technical problems in their manufacturing process, resulting in lower competition for our tablet.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category:

	Six Months Ended December 31,
Customer Category	2007	2006

Wholesaler/ Distributor	$15,624,000	$28,592,000
Retail Chain	17,015,000	13,186,000
Mail-Order Pharmacy	2,181,000	3,009,000
Private Label	255,000	97,000

Total	$35,075,000	$44,884,000

The decrease in sales to wholesaler/distributor customers is due primarily to a decrease in sales of a number of product lines to one of the major wholesalers/distributors.  Sales of thyroid deficiency drugs to one of our retail customers increased substantially during the period.

Cost of sales (excluding amortization of intangible asset) for the first six months decreased 20% to $24,412,000 in Fiscal 2007 from $30,643,000 in Fiscal 2006. The decrease is due to the 22% decrease in sales.  Gross profit margins (excluding amortization of intangible asset) for the first six months of Fiscal 2007 and Fiscal 2006 were 30% and 32%, respectively.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future.  Changes in the future sales product mix may also occur.  These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first six months decreased 34% to $2,198,000 for Fiscal 2007 from $3,317,000 for Fiscal 2006.  The decrease is primarily due to a slight decrease in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the first six months increased 33% to $8,472,000 in Fiscal 2007 from $6,353,000 in Fiscal 2006.  Almost the entire increase is due to general and administrative expenses incurred by Cody which was acquired in the fourth quarter of Fiscal 2007.  The remaining increase in expense is due to additional administrative personnel costs, related to legal, accounting and professional fees.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

Amortization expense for the intangible asset for each of the six months ended December 31, 2007 and 2006 was approximately $892,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.

The Company’s interest expense in the first six months increased to $196,000 in Fiscal 2007 from $68,000 in Fiscal 2006 primarily as a result of increased debt as a result of the Cody acquisition.  Interest income in the first six months decreased to $106,000 in Fiscal 2007 from $112,000 in Fiscal 2006.

The Company had an income tax benefit in the first six months of 2008 of $206,000 compared income tax expense of $1,505,000 in Fiscal 2007 due to a net loss before income taxes in 2008.  The tax rate for the six months ended December 31, 2007 is lower than 2006 due to the net loss for the six months and the related calculation of permanent differences between tax and book income and loss.

The Company reported net loss of $785,000 in the first six months of Fiscal 2007, or $0.03 basic and diluted loss per share, as compared to net income of $2,253,000 in the first six months Fiscal 2006, or $0.09 basic and diluted income per share.

Liquidity and Capital Resources

The Company has historically financed its operations by cash flow from operations.  At December 31, 2007, working capital was $24,177,000, as compared to $22,035,000 at June 30, 2007, an increase of $2,142,000.  Net cash used in operating activities of $2,768,000 in the first six months of Fiscal 2008 is due to a net loss of $785,000, adjustments for the effects of non-cash items of $3,051,000 and a net use of cash from changes in operating assets and liabilities of $5,034,000.  Significant changes in operating assets and liabilities are comprised of:

•                  A decrease in accrued expenses of $3,021,000 due to a high level of accrual for materials received at the end of fiscal 2007 primarily related to distributed products.

•                  An increase in trade accounts receivable of $1,919,000 related to a higher level of sales to wholesalers towards the end of the period.

•                  A decrease in accounts payable of $1,842,000 due to the timing of payments at June 30, 2007.

•                  A decrease in inventory of $2,524,000 due to a decrease in the level of inventory of distributed products during the period.

The net cash used in investing activities of $210,000 for the six months ended December 31, 2007 was due to the purchases of fixed assets during the quarter, offset by the sale of some investment securities.

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of December 31, 2007 for the subsequent twelve month periods:

12 month period ended	Amounts Payable
December 31,	to Institutions

2008	$702,692
2009	645,138
2010	4,924,662
2011	340,953
2012	282,310
Thereafter	2,500,213

$9,395,968

The following table represents annual debt, lease and contractual purchase obligations as of December 31, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-term debt	$9,395,968	$702,692	$5,569,800	$623,263	$2,500,213
Operating leases	1,452,436	425,779	754,878	271,779	—
Purchase obligations	133,500,000	18,750,000	40,500,000	44,500,000	29,750,000
Interest on obligations	1,821,075	357,738	611,784	358,088	493,465
Total	$146,169,479	$20,236,209	$47,436,462	$45,753,130	$32,743,678

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (7.50% at December 31, 2007). The line of credit was renewed and extended to February 28, 2008.  At December 31, 2007 and 2006, the Company had $0 outstanding under the line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  The Company complied with two of the three requirements above and the requirement to operate its Pennsylvania locations is still ongoing, however, the Company failed to comply with hiring an additional 100 full-time employees.  The Company is currently providing information to the Department of Community and Economic Development to grant an extension or waive the obligation of hiring an additional 100 full-time employees.  The Company will be liable to repay the full amount of the grant funding ($500,000) if an extension or waiver is not received.  The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  On a quarterly basis, the Company monitors its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability.  As of December 31, 2007, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees.

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

In addition to the efforts of its internal product development group, Lannett has contracted with several outside firms for the formulation and development of several new generic drug products.  These outsourced R&D products are at various stages in the development cycle — formulation, analytical method development and testing and manufacturing scale-up.  These products are orally-administered solid dosage, injectable, as well as topical products intended to treat a diverse range of medical indications.  It is the Company’s intention to ultimately transfer the formulation technology and manufacturing process for all of these R&D products to the Company’s own commercial manufacturing sites.  The Company initiated these outsourced R&D efforts to complement the progress of its own internal R&D efforts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Equipment Loan, amounting to $562,000 at December 31, 2007, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points.  In addition, the Company has a $3 million line of credit that bears interest at the prime interest rate less 0.25%.  The Company currently has $0 outstanding under this line of credit.  Loans are collateralized by inventory, accounts receivable and other assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

The Company invests in U.S. treasury notes, and government asset-backed securities, all of which are exposed to interest rate fluctuations.  The interest earned on these investments may vary based on fluctuations in the interest rate.

ITEM 4.  CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As part of this evaluation, our management considered the material weaknesses described in our 2007 Form 10-K filed with the SEC on October 9, 2007.

Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described in our 2007 Form 10-K, management concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

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

Internal Control Over Financial Reporting Weaknesses

Management identified a material weakness with respect to the failure to correctly process inventory and cost of goods sold amounts in the Company’s information system in addition to failure to detect such processing error through account reconciliations.  During the fourth quarter of Fiscal 2007, we identified a material weakness relating to an inventory overstatement as of June 30, 2007 in the amount of $840,000 which resulted from a number of production orders that were completed and removed from production in our information system during Fiscal 2007, however, such activity was not properly reflected in the corresponding quarterly financial statements.  While we have identified, and are in the process of implementing additional control improvements, such controls were not operating for a sufficient period of time to deem them effective at December 31, 2007 and June 30, 2007.

We have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.

The Company has undertaken the following remediation steps to address its material weakness associated with inventory through the following actions during the current quarter ended on December 31, 2007:

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

•                  Analysis of detailed WIP inventory and review of such analysis, to ensure the balance is reasonable in comparison to actual production activities.

•                  Engage SAP consulting experts to review processes that are used to close WIP batches.

Additionally during the fourth quarter of Fiscal 2007, management identified another material weakness related to non-routine transactions.  Management determined that the loans to Cody Labs were impaired as of March 31, 2007.  However, this impairment was not properly reflected before the end of the quarter ended March 31, 2007.  Lack of documentation of a non-routine transaction resulted in the Company not properly recording an impairment of $7,776,000 on the loans during the interim period ended March 31, 2007.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in internal control over financial reporting, as defined in Rule 13a-15(f). Based on this evaluation, our management determined that no other changes in our internal control over financial reporting occurred during the first or second quarter of Fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The identified improvements to our internal control over financial reporting necessary to remedy the material weaknesses identified above were in process of being implemented prior to the filing of this report.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2007 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Public Company Accounting Oversight Board Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting That is Integrated With an Audit of Financial Statements” defines the following: (i) a “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected; (ii) a “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting; and (iii) a “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As more fully set forth in “Item 9A. Controls and Procedures” in our 2007 Form 10-K, management identified certain material weaknesses and concluded that our internal control over financial reporting was not effective as of June 30, 2007.

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

LANNETT COMPANY, INC.

Dated: February 8, 2008	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

Dated: February 8, 2008	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith