Form 10-Q
period 2008-03-31
LANNETT CO INC
filed 2008-05-15
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes ☐	No ☒

As of May 13, 2008, there were 24,283,963 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$6,599,019	$5,192,341
Trade accounts receivable (net of allowance of $438,000 and $250,000, respectively)	18,946,727	19,473,978
Inventories	12,018,415	14,518,484
Interest receivable	69,483	36,260
Prepaid taxes	3,193,685	3,193,685
Deferred tax assets - current portion	1,590,175	1,258,930
Other current assets	536,368	611,512
Total Current Assets	42,953,872	44,285,190

Property, plant, and equipment	39,310,358	39,260,689
Less accumulated depreciation	(14,224,639)	(11,817,528)
	25,085,719	27,443,161

Construction in progress	923,545	176,003
Investment securities - available for sale	2,502,755	3,320,632
Intangible asset (product rights) - net of accumulated amortization	10,808,001	12,046,502
Deferred tax assets	18,877,745	17,150,174
Other assets	204,382	234,438
TOTAL ASSETS	$101,356,019	$104,656,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$8,787,457	$7,013,985
Accrued expenses	2,965,743	6,719,782
Deferred revenue	1,177,189	1,637,993
Unearned grant funds	500,000	500,000
Current portion of long term debt	703,570	692,119
Rebates and chargebacks payable	6,148,307	5,686,364
Total Current Liabilities	20,282,266	22,250,243

Long term debt, less current portion	8,533,181	8,987,846
Deferred tax liabilities	3,226,090	3,202,835
Other long term liabilities	30,080	32,001
TOTAL LIABILITIES	32,071,617	34,472,925

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding - 24,270,577 and 24,171,217 shares, respectively	24,271	24,171

Additional paid-in capital	74,208,805	73,053,778
Accumulated deficit	(4,513,174)	(2,472,621)
Accumulated other comprehensive income (loss)	33,446	(27,583)
	69,753,348	70,577,745
Less: Treasury stock at cost - 74,970 shares and 50,900 shares, respectively	(468,946)	(394,570)
TOTAL SHAREHOLDERS’ EQUITY	69,284,402	70,183,175
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,356,019	$104,656,100

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net sales	$16,579,512	$20,302,576	$51,654,484	$65,186,747
Cost of sales	12,276,526	14,127,421	36,688,446	44,770,101
Amortization of intangible assets	446,166	446,166	1,338,498	1,338,498
Product Royalties	(40,674)	516,576	196,672	1,746,200

Gross profit	3,897,494	5,212,413	13,430,868	17,331,948

Research and development expenses	1,516,904	2,269,677	3,715,334	5,586,213
Selling, general, and administrative expenses	4,222,103	2,615,910	12,457,030	7,739,524
Loss on impairment	—	7,775,890	—	7,775,890

Operating loss	(1,841,513)	(7,449,064)	(2,741,496)	(3,769,679)

OTHER INCOME(EXPENSE):
Interest income	45,239	99,000	170,967	309,805
Interest expense	(75,025)	(76,102)	(291,146)	(208,497)
	(29,786)	22,898	(120,179)	101,308

Loss before income tax (benefit) expense	(1,871,299)	(7,426,166)	(2,861,675)	(3,668,371)

Income tax (benefit) expense	(615,454)	(818,807)	(821,122)	685,791

Net loss	$(1,255,845)	$(6,607,359)	$(2,040,553)	$(4,354,162)

Basic loss per common share	$(0.05)	$(0.27)	$(0.08)	$(0.18)
Diluted loss per common share	$(0.05)	$(0.27)	$(0.08)	$(0.18)

Basic weighted average number of shares	24,268,449	24,164,385	24,208,830	24,155,556
Diluted weighted average number of shares	24,268,449	24,164,385	24,208,830	24,155,556

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional			Accum. Other
	Shares		Paid-in	Accumulated	Treasury	Comp. (Loss)	Shareholders’
	Issued	Amount	Capital	Deficit	Stock	Income	Equity

Balance, June 30, 2007	24,171,217	$24,171	$73,053,778	$(2,472,621)	$(394,570)	$(27,583)	$70,183,175

Shares issued in connection with employee stock purchase plan	24,896	25	106,479	—	—	—	106,504
Share based compensation
Restricted stock	—	—	91,905	—	—	—	91,905
Stock options	—	—	656,628	—	—	—	656,628
Shares issued in connection with restricted stock grant	74,464	75	300,015	—	—	—	300,090
Purchase of treasury stock	—	—	—	—	(74,376)	—	(74,376)
Other comprehensive income, net of income tax	—	—	—	—	—	61,029	61,029
Net loss	—	—	—	(2,040,553)	—	—	(2,040,553)

Balance, March 31, 2008	24,270,577	$24,271	$74,208,805	$(4,513,174)	$(468,946)	$33,446	$69,284,402

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(2,040,553)	$(4,354,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,745,611	3,293,232
Deferred tax expense	(821,183)	704,125
Stock compensation expense	768,922	856,868
Gain from sale of asset	—	(8,208)
Restricted stock grant	300,090	—
Loss on impairment	—	7,775,890
Other noncash expenses	11,418	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	989,194	(5,188,226)
Inventories	2,500,069	(935,028)
Prepaid taxes	—	366,488
Prepaid expenses and other assets	(41,362)	(134,053)
Accounts payable	1,773,472	8,639,319
Accrued expenses	(3,754,038)	519,154
Deferred revenue	(460,804)	—
Net cash provided by operating activities	2,970,836	11,535,399

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(2,052,276)	(1,949,407)
Proceeds from sale of asset	—	10,000
Proceeds from sale of investment securities - available for sale	1,520,198	1,876,617
Purchase of investment securities - available for sale	(600,605)
Issuance of note receivable	—	(7,327,238)
Net cash used in investing activities	(1,132,683)	(7,390,028)

FINANCING ACTIVITIES:
Repayments of debt	(443,214)	(406,260)
Proceeds from issuance of stock	86,115	109,379
Treasury stock transactions	(74,376)	—
Net cash used in financing activities	(431,475)	(296,881)

NET INCREASE IN CASH	1,406,678	3,848,490

CASH, BEGINNING OF PERIOD	5,192,341	468,359

CASH, END OF PERIOD	$6,599,019	$4,316,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$97,114	$121,833
Income taxes paid	$—	$650,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three month and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Revenue Recognition - The Company recognizes revenue when its products are shipped to the customer.  At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  Accruals for these provisions are presented in the consolidated financial statements as rebates and chargebacks payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional accruals as they are the primary recipient of chargebacks and rebates. Incentives offered to secure sales vary from product to product. Provisions for rebates and promotional credits are estimated based upon contractual terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks, require management to make subjective judgments on customer mix. Unlike branded innovator drug companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS and Wolters Kluwer, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales.  The only variable is customer mix, and this assumption is based on historical data and sales expectations.  The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and calculated metrics.  While the Company may continue to improve its processes related to estimating and verifying its liabilities related to these provisions, Lannett’s methodology for estimating reserves has been consistent with previous periods.

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

Rebates – Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2008 and 2007:

For the nine months ended March 31, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(4,429,923)	(1,741,804)	(146,917)	—	(6,318,644)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	50,000	(50,000)	870,465
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	17,985,506	6,240,517	2,200,267	473,423	26,899,713
Actual credits issued related to sales recorded in Fiscal 2008	(14,721,493)	(4,988,844)	(805,702)	(473,552)	(20,989,591)

Reserve Balance as of March 31, 2008	$3,483,568	$1,251,673	$1,410,961	$2,105	$6,148,307

For the nine months ended March 31, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(10,170,000)	(1,800,000)	(890,000)	(250,000)	(13,110,000)
Reserves or (reversals) charged during Fiscal 2007 related to sales in prior fiscal years	—	(300,000)	460,000	—	160,000
Reserves charged to net sales during Fiscal 2007 related to sales recorded in Fiscal 2007	24,340,700	8,832,300	986,400	1,033,100	35,192,500
Actual credits issued related to sales recorded in Fiscal 2007	(17,065,500)	(5,122,200)	(954,700)	(265,000)	(23,407,400)
Reserve Balance as of March 31, 2007	$7,242,600	$3,793,200	$17,700	$793,700	$11,847,200

The Company ships its products to the warehouses of its wholesale and retail chain customers.  When the Company and a customer come to an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers.  The Company’s customer will reorder the product as its warehouse is depleted.  The Company generally has no minimum size orders for its customers.  Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory.  As such, the Company’s customers continually reorder the Company’s products.  It is common for the Company’s customers to order the same products on a monthly basis.  For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products.  This is important due to the fact that several generic competitors compete for the consumer demand for a given product.  Availability of inventory ensures that a manufacturer’s product is considered.  Otherwise, retail prescriptions would be filled with competitors’ products.  For this reason, the Company periodically offers incentives to its customers to purchase its products.  These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time.  Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time.  This period of time is generally up to three months.  The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment.  The Company’s products generally have either 24 months or 36 months of shelf-life at the time of manufacture.  The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity.  If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts.  The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

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

During Fiscal 2005, events occurred (as described in subsequent paragraphs) which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating).  As a result of the testing, the Company had determined that the intangible asset was impaired as of March 31, 2005.  In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of the date of the impairment.  This impairment loss was shown on the statement of operations as a component of operating loss. Management concluded that, as of March 31, 2008, the intangible asset was correctly stated at net realizable value of approximately $10,708,000 and, therefore, no adjustment was required.

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

The Company will incur annual amortization expense of approximately $1,785,000 for the intangible asset over the remaining term of the contract.   For each nine month period ended March 31, 2008 and 2007, the Company incurred amortization expense of approximately $1,338,000.

Future annual amortization expense of the JSP intangible asset consists of approximately the following:

Fiscal Year Ending June 30,	Annual Amortization Expense
2008	$446,000
2009	1,785,000
2010	1,785,000
2011	1,785,000
2012	1,785,000
Thereafter	3,122,000
$10,708,000

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

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the nine months ended March 31, 2008 and 2007 was approximately $5,000 and $49,000, respectively.

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

Segment Information – The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information.  The Company operates one business segment - generic pharmaceuticals, accordingly the Company has one reporting segment.  In accordance with FAS 131, the Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and nine months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2008	2007	2008	2007

Migraine Headache	$2,373,000	$2,851,000	$7,815,000	$8,013,000
Epilepsy	816,000	2,071,000	2,787,000	6,544,000
Heart Failure	1,004,000	1,029,000	3,164,000	3,532,000
Thyroid Deficiency	9,288,000	8,338,000	27,974,000	26,617,000
Antibiotic	2,293,000	5,310,000	7,378,000	17,512,000
Other	806,000	704,000	2,536,000	2,969,000

Total	$16,580,000	$20,303,000	$51,654,000	$65,187,000

Concentration of Market and Credit Risk - Six of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 54%, 10%, 8%, 7%, 6% and 5% of net sales for the nine months ended March 31, 2008.  Those same products accounted for 41%, 23%, 7%, 5%, 5% and 10%, respectively, of net sales for the nine months ended March 31, 2007.  For the three months ended March 31, 2008 and 2007, the same six products accounted for 56%, 9%, 8%, 7%, 6% and 5%, and 41%, 23%, 10%, 9%, 6% and 5% of net sales, respectively.

Four of the Company’s customers accounted for 32%, 9%, 5%, and 5%, respectively, of net sales for the nine months ended March 31, 2008, and 16%, 8%, 20%, and 3%, respectively, of net sales for the nine months ended March 31, 2007.  The same four customers accounted for 29%, 6%, 5%, and 4%, respectively, of net sales for the three months ended March 31, 2008 of this year, and 15%, 8%, 13%, and 3%, respectively, of net sales for the three months ended March 31, 2007.  At March 31, 2008, these four customers accounted for 58% of the Company’s accounts receivable balances.  At June 30, 2007, these four customers accounted for 53% of the Company’s accounts receivable balances.

Share-based Compensation - The Company follows the guidance in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment” (SFAS 123(R)).  This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”   SFAS 123(R) addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments.  Under the standard, we recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At March 31, 2008, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the “Long-term Incentive Plan,” or “LTIP”).  During the nine months ended March 31, 2008, the Company awarded 209,264 shares of restricted stock under the LTIP of which, 74,464 of these shares vested 100% on January 1, 2008, the remainder vest in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $42,889 and $91,905 was recognized during the three-months and nine months ended March 31, 2008, respectively, related to these shares of restricted stock.

The Company is required to record compensation expense for all awards granted after the date of adoption of SFAS 123(R) and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption.  The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the nine months ended March 31:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2008	FY 2008	FY 2007	FY 2007
Risk-free interest rate	4.2%	4.2%	4.7%	4.8%
Expected volatility	56.0%	56.0%	59.0%	59.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average fair value at date of grant	$2.11	$2.11	$3.36	$3.20

Zero options and approximately 548,000 options were issued under the LTIP during the three and nine months ended March 31, 2008, respectively.  Zero options and approximately 354,000 options were issued under the 2003 Plan during the three and nine months ended March 31, 2007, respectively.  There were no shares under option that were exercised in the three and nine months ended March 31, 2008.  Three hundred seventy-five shares under option were exercised in the three and nine months ended March 31, 2007, resulting in proceeds of $281 to the Company.  At March 31, 2008, there were 1,660,431 options outstanding.  Of those, 548,000 were options issued under the LTIP, 901,198 were issued under the 2003 Plan, and 211,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 7,690 shares under option having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with no shares under options having yet been exercised under that plan.

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

The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if forfeitures were affected by turnover that resulted from a business restructuring that is not expected to recur.  The forfeiture rate is 5% at March 31, 2008 and 2007. As the Company continues to grow, this rate is likely to change to match such changes in turnover and hiring rates. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.

The following table presents all share-based compensation costs recognized in our statements of operations as part of selling, general and administrative expenses:

	Three Months Ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	Fair Value	Fair Value	Fair Value	Fair Value
Method used to account for share-based compensation
Share based compensation
Stock options	$236,876	$314,815	$656,628	$828,097
Employee stock purchase plan	$5,522	$18,006	$20,389	$28,771
Restricted stock	$42,889	$—	$91,905	$—
Tax benefit at effective rate	$27,032	$46,940	$81,095	$140,821

Options outstanding that have vested and are expected to vest as of March 31, 2008 are as follows:

	Awards	Weighted -Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	850,142	$10.50	$3,280	6.1
Options expected to vest	769,774	$4.68	$—	9.1
Total vested and expected to vest	1,619,916	$7.73	$3,280	7.6

Restricted stock that has vested and is expected to vest as of March 31, 2008 is as follows:

	Awards	Aggregate Intrinsic Value
Restricted stock vested	74,464	$177,969
Restricted stock expected to vest	134,800	$322,172
Total vested and expected to vest	209,264	$500,141

A summary of award activity under the Plans as of March 31, 2008 and 2007, and changes during the nine months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2007	501,349	$7.48			617,982	$11.00
Granted	462,918	$4.03			85,082	$4.03
Exercised	—	—			—	—
Forfeited or expired	6,900	$5.67			—	—
Outstanding at March 31, 2008	957,367	$5.83	$3,280	8.2	703,064	$10.16	—	6.8

Outstanding at March 31, 2008 and not yet vested	626,638	$4.57	—	9.2	183,651	$5.05	—	8.9
Exercisable at March 31, 2008	330,729	$8.21	$3,280	6.3	519,413	$11.96	—	6.0

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2006	307,541	$8.47			484,462	$12.42
Granted	220,263	$6.14			133,520	$5.84
Exercised	375	$0.75	$2,063		—	—
Forfeited or expired	12,980	$10.56			—	—
Outstanding at March 31, 2007	514,449	$7.42	$59,876	8.1	617,982	$11.00	$36,000	7.4

Outstanding at March 31, 2007 and not yet vested	297,121	$6.41	$36,451	9.2	224,258	$8.20	$36,000	8.8
Exercisable at March 31, 2007	217,328	$8.80	$23,425	6.5	393,724	$12.60	$—	6.6

	Restricted Stock
		Aggregate
		Intrinsic
	Awards	Value

Outstanding at July 1, 2007	—	—
Granted	209,264	$843,334
Forfeited or expired	—	—
Outstanding at March 31, 2008	209,264	$500,141
Unvested at March 31, 2008	134,800	$322,172
Vested at March 31, 2008	74,464	$177,969

Options with a fair value of approximately $646,000 vested during the nine months ended March 31, 2008.  As of March 31, 2008, there was approximately $1,556,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.6 years. As of March 31, 2007, there was approximately $1,429,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.

Unearned Grant Funds – The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Loss  per Common Share – SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted earnings per share on the face of the Company’s consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method; such items would not be considered for diluted loss per share due to their antidilutive effects.  Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.  A reconciliation of the Company’s basic and diluted loss per share follows:

	Three Months Ended March 31,
	2008		2007
	Net Loss	Shares	Net Loss	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic loss per share factors	$(1,255,845)	24,268,449	$(6,607,359)	24,164,385

Effect of potentially dilutive option and restricted stock plans	—	—	—	—
Diluted loss per share factors	$(1,255,845)	24,268,449	$(6,607,359)	24,164,385

Basic loss per share	$(0.05)		$(0.27)
Diluted loss per share	$(0.05)		$(0.27)

The number of anti-dilutive shares that have been excluded in the computation of diluted loss per share for the three months ended March 31, 2008 and 2007 were 1,915,231 and 1,132,431, respectively.

	Nine Months Ended March 31,
	2008		2007
	Net Loss	Shares	Net Loss	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic loss per share factors	$(2,040,553)	24,208,830	$(4,354,162)	24,155,556

Effect of potentially dilutive option and restricted stock plans	—	—	—	—
Diluted loss per share factors	$(2,040,553)	24,208,830	$(4,354,162)	24,155,556

Basic loss per share	$(0.08)		$(0.18)
Diluted loss per share	$(0.08)		$(0.18)

The number of anti-dilutive shares that have been excluded in the computation of diluted loss per share for the nine months ended March 31, 2008 and 2007 were 1,915,231 and 1,132,431, respectively.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.”  This FASB Staff Position (FSP) amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance, effective immediately, will be applicable to the Company upon completion of an audit or examination by a taxing authority.  The adoption of this guidance has had no affect on the Company’s financial position in the current year.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. EITF 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. EITF 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed.  The adoption of  Issue No. 07-3 in the quarter ended March 31, 2008 has had little or no impact on the Company’s financial position or results of operations.

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

Inventories consist of the following:

	March 31, 2008	June 30, 2007

Raw materials	$3,695,712	$3,631,780
Work-in-process	1,052,105	1,008,195
Finished goods	6,989,541	9,640,106
Packaging supplies	281,057	238,403
	$12,018,415	$14,518,484

The preceding amounts are net of inventory reserves of $954,086 and $923,920 at March 31, 2008 and June 30, 2007, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line and accelerated methods over the estimated useful lives of the assets.  Depreciation expense for the three months ended March 31, 2008 and 2007 was approximately $768,000 and $690,000, respectively.  Depreciation expense for the nine months ended March 31, 2008 and 2007 was approximately $2,641,000 and $1,982,000, respectively.  Property, plant and equipment consist of the following:

		March 31,	June 30,
	Useful Lives	2008	2007
Land	—	$918,314	$918,314
Building and improvements	10 - 39 years	16,188,931	16,229,427
Machinery and equipment	5 - 10 years	21,365,851	21,275,686
Furniture and fixtures	5 - 7 years	837,262	837,262
		$39,310,358	$39,260,689
		(14,224,639)	(11,817,528)
		$25,085,719	$27,443,161

As of March 31, 2008, $1,756,087 of property, plant and equipment ($1,805,158, net of $49,071 of accumulated depreciation) was pledged by the Company as collateral for a mortgage, the balance of which was $1,751,446 as of March 31, 2008.

Note 6.  Investment Securities - Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

March 31, 2008
Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$1,803,757	$76,209	$—	$1,879,966
Asset-Backed Securities	643,254	3,901	(24,366)	622,789
	$2,447,011	$80,110	$(24,366)	$2,502,755

June 30, 2007
Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$2,474,435	$8,302	$(5,525)	$2,477,212
Asset-Backed Securities	892,168	18	(48,766)	843,420
	$3,366,603	$8,320	$(54,291)	$3,320,632

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at March 31, 2008 are summarized as follows:

	March 31, 2008		June 30, 2007
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$201,540	$198,750
Due after one year through five years	1,965,326	2,038,854	2,491,286	2,493,953
Due after five years through ten years	132,760	134,392	216,182	208,602
Due after ten years	348,925	329,509	457,595	419,327
	$2,447,011	$2,502,755	$3,366,603	$3,320,632

The Company uses the specific identification method to determine the cost of securities sold. There were no securities held from a single issuer that represented more than a 10% ownership interest.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of March 31, 2008:

	March 31, 2008
	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government Agency	0	$—	$—	$—	$—	$—	$—
Asset-Backed Securities	6	—	—	189,559	(24,366)	189,559	(24,366)
Total tempory impaired
investment securities	6	$—	$—	$189,559	$(24,366)	$189,559	$(24,366)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At March 31, 2008, there were approximately 6 out of 27 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.  Realized gains and losses from sale of investment securities have been immaterial for the three months and nine months ended March 31, 2008 and 2007.

Note 7. Bank Line of Credit

The Company has a $3 million line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (5.25% at March 31, 2008).  The Company currently has $2,083,000 available under this line of credit.  The Company has entered into a letter of credit for $917,000 with a supplier which has reduced the amount available under the line of credit.  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  The Company complied with two of the three requirements above and the requirement to operate its Pennsylvania locations is still ongoing, however, the Company failed to comply with hiring an additional 100 full-time employees.  The Company is currently providing information to the Department of Community and Economic Development to grant an extension or waive the obligation of hiring an additional 100 full-time employees.  The Company will be liable to repay the full amount of the grant funding ($500,000) if an extension or waiver is not received.  The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  On a quarterly basis, the Company monitors its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability.  As of March 31, 2008, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	March 31,	June 30,
	2008	2007
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,093,732	1,150,212
Pennsylvania Department of Community & Economic Development loan	308,200	388,487
Tax-exempt bond loan (PAID)	905,000	904,422
Equipment loan	481,876	722,266
SBA loan	196,497	231,812
First National Bank of Cody	1,751,446	1,782,766

Total debt	9,236,751	9,679,965
Less current portion	703,570	692,119

Long term debt	$8,533,181	$8,987,846

Current Portion of Long Term Debt

	March 31,	June 30,
	2008	2007
PIDC Regional Center, LP III loan	$—	$—
Pennsylvania Industrial Development Authority loan	72,628	70,604
Pennsylvania Department of Community & Economic Development loan	99,926	97,001
Tax-exempt bond loan (PAID)	110,000	109,164
Equipment loan	320,520	320,520
SBA loan	52,869	49,647
First National Bank of Cody	47,627	45,183

Total current portion of long term debt	$703,570	$692,119

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2008 was 3.6%.

The Equipment Loan consists of a term loan with a maturity of five years.  The Company, as part of the 2003 Loan Financing agreement with Wachovia, is required to make equal payments of principal plus interest.

The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.  The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits.  As of March 31, 2008, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 4.62%.

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

Also as part of the Cody acquisition, the Company became primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 17, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage has 19 years remaining.  Principal and interest payments of $14,782, at a fixed interest rate of 7.5%, are being made on a monthly basis through June 2026.  The mortgage loan is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ended March 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2008	$703,570
2009	562,721
2010	4,925,541
2011	291,471
2012	280,291
Thereafter	2,473,157

$9,236,751

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

Rental and lease expense for the three months ended March 31, 2008 and 2007 was approximately $109,000 and $79,000, respectively and for the nine months ended March 31, 2008 and 2007 was approximately $339,000, and $194,000, respectively.

Contractual Obligations

The following table represents annual debt, lease and contractual purchase obligations as of March 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$9,236,751	$703,570	$5,488,262	$571,762	$2,473,157
Operating Leases	1,528,013	470,628	868,523	188,862	—
Purchase Obligations	135,000,000	19,000,000	41,000,000	45,000,000	30,000,000
Interest on Obligations	2,104,198	293,109	607,447	364,967	838,675
Total	$147,868,962	$20,467,307	$47,964,232	$46,125,591	$33,311,832

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

Note 12.  Other Comprehensive Loss

The Company’s other comprehensive loss is comprised of unrealized gains on investment securities classified as available-for-sale.  The components of comprehensive loss and related taxes consisted of the following as of March 31, 2008 and 2007:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Unrealized Holding Gain on Securities	$71,315	$3,173	$101,715	$104,621
Tax at Effective Rate	(28,526)	(1,269)	(40,686)	(41,848)
Total Unrealized Gain on Securities, Net	42,789	1,904	61,029	62,773
Total Other Comprehensive Income	42,789	1,904	61,029	62,773
Net Loss	(1,255,845)	(6,607,359)	(2,040,553)	(4,354,162)

Total Comprehensive Loss	$(1,213,056)	$(6,605,455)	$(1,979,524)	$(4,291,389)

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the nine months ended March 31, 2008 and 2007 were $265,000 and $298,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of March 31, 2008, 100,960 shares have been issued under the ESPP.  Compensation expense of $5,522 and $18,006 has been recognized for the three months ended March 31, 2008 and 2007, respectively, relating to the ESPP.  Compensation expense of $20,389 and $28,771 has been recognized for the nine months ended March 31, 2008 and 2007, respectively, relating to the ESPP.

Note 15.   Long-Term Incentive Plan (The “LTIP”)

In 2007, the shareholders of the Company approved the 2007 Long-term Incentive Plan (The “LTIP”).  The purpose of the LTIP is to enable management of the Company to (i) own shares of stock in the Company, (ii) participate in the shareholder value which has been created, (iii) have a mutuality of interest with other shareholders and (iv) enable the Company to attract, retain and motivate key management level employees of particular merit.  The LTIP authorizes the Compensation Committee of the Board of Directors to grant both stock and/or cash-based awards through (i) incentive and non-qualified stock options and/or (ii) restricted stock, and/or long-term performance awards to participants. With respect to the stock options and stock grants, 2,500,000 shares will be set aside for stock option grants and/or restricted stock awards.

During the nine months ended March 31, 2008, there were 209,264 total restricted shares awarded on September 18, 2007.  Of these shares, 74,464 shares vested on January 1, 2008 and the remaining 134,800 shares vest over the next three years.  There were no other restricted shares awarded during the period ended March 31, 2008.  Zero and

548,000 options were issued under the LTIP during the three and nine months ended March 31, 2008, respectively.

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

The provision for federal, state and local income taxes for the three months ended March 31, 2008 and 2007 was a tax benefit of approximately $615,000 and approximately $819,000, respectively, with effective tax rates of 33% and 11%, respectively. The provision for federal, state and local income taxes for the nine months ended March 31, 2008 and 2007 was a tax benefit of approximately $821,000 and expense of approximately $686,000, respectively, with effective tax rates of 29% and (19%), respectively.  The tax rate for the periods ended March 31, 2008 is lower than 2007 due to permanent differences between tax and book income and loss.

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

The Company adjusted the original purchase price allocation for Cody Labs, as a result of a study and additional analysis of assets acquired. The result of this study was to increase the deferred tax assets by $1,255,000 and decrease the value of Cody Labs’ property, plant and equipment by the same amount.  This was done in accordance with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations.

Note 17. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2008 and June 30, 2007 balance sheets are consolidated VIE assets of approximately $1.8 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.8 million.

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

Note 18.  Related Party Transactions

The Company had sales of approximately $418,000 and $630,000 during the nine months ended March 31, 2008 and 2007, respectively, to a distributor (the “related party”) owned by Jeffrey Farber. Mr. Farber is a member of the Board of Directors, as well as the son of William Farber, who is the Chairman of the Board and principal shareholder of the Company.  Accounts receivable includes amounts due from the related party of approximately $87,000 and $171,000 at March 31, 2008 and 2007, respectively.  In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

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

The Company has approximately $1,177,000 of deferred revenue as a result of prepayments on inventory received from Provell Pharmaceuticals, LLC (“Provell”).  Provell is a joint venture to distribute pharmaceutical products through mail order outlets.  Lannett was given 33% ownership of this venture in exchange for access to Lannett’s drug providers.  The investment is valued at zero, due to losses incurred to date by Provell.

Note 19.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 77% and 70% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2008 and 32% and 52% during the three and nine month periods ended March 31, 2007.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company.  The minimum quantity to be purchased in the first year of the agreement is $15 million.  Thereafter, the minimum quantity to be purchased increases by $1 million per year up to $24 million for the last year of the ten-year contract.  The Company has met the minimum purchase requirement for the first four years of the contract, but there is no guarantee that the Company will be able to continue to do so in the future. If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of March 31, 2008, JSP has not exercised the nomination provision of the agreement.  The agreement was included as an Exhibit in the Current Report on Form 8-K filed by the Company on May 5, 2004, as subsequently amended.

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005.  Refer to Form 10K dated June 30, 2007, Note 1– intangible assets for additional disclosure and discussion of this impairment.

Other agreements:

In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States.  Purchases of finished goods inventory from this provider accounted for approximately 12% and 15% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2008.  Purchases of finished goods inventory from this provider accounted for approximately 25% and 20% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2007.  The term of the agreement is three years, beginning on August 22, 2005 and continuing through August 21, 2008.

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

Consolidation of Variable Interest Entity – The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2008 balance sheet are consolidated VIE assets of $1.8 million, which is comprised mainly of land and building. There were no VIE assets at March 31, 2007.  VIE liabilities consist of a mortgage on that property in the amount of $1.8 million. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements, due to the acquisition in April 2007 of Cody Labs by the Company.

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

The change in the reserves for various sales adjustments may not be proportional to the change in sales because of changes in both the product mix and the customer mix. Increased sales to wholesalers will generally require additional rebates. Incentives offered to increase sales vary from product to product. Provisions for estimated rebates and promotional and other credits are estimated based on historical experience, estimated customer inventory levels, and contract terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks require management to make subjective judgments. Unlike branded innovator companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS Health and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales. The major variable affecting this rate is customer mix, and estimates of expected customer mix are based on historical experience and sales expectations. The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and metrics. Lannett’s methodology for estimating reserves in the nine months ended March 31, 2008 has been consistent with previous periods.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2008 and 2007:

For the nine months ended March 31, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(4,429,923)	(1,741,804)	(146,917)	—	(6,318,644)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	50,000	(50,000)	870,465
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	17,985,506	6,240,517	2,200,267	473,423	26,899,713
Actual credits issued related to sales recorded in Fiscal 2008	(14,721,493)	(4,988,844)	(805,702)	(473,552)	(20,989,591)
Reserve Balance as of March 31, 2008	$3,483,568	$1,251,673	$1,410,961	$2,105	$6,148,307

For the nine months ended March 31, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100
Actual credits issued related to sales recorded in prior fiscal years	(10,170,000)	(1,800,000)	(890,000)	(250,000)	(13,110,000)
Reserves or (reversals) charged during Fiscal 2007 related to sales in prior fiscal years	—	(300,000)	460,000	—	160,000
Reserves charged to net sales during Fiscal 2007 related to sales recorded in Fiscal 2007	24,340,700	8,832,300	986,400	1,033,100	35,192,500
Actual credits issued related to sales recorded in Fiscal 2007	(17,065,500)	(5,122,200)	(954,700)	(265,000)	(23,407,400)
Reserve Balance as of March 31, 2007	$7,242,600	$3,793,200	$17,700	$793,700	$11,847,200

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

In the second quarter of Fiscal 2008, the Company issued rebate credits to a customer arising from sales in the prior year.  These rebates were submitted, approved and processed by the Company in the current year.  The reserve table above shows approximately $870,000 as additional reserve charged during Fiscal 2008.  During this quarter, new information was obtained which indicated that these items were in fact valid rebates, and that required the Company to deduct them from sales.  As a result, the Company recorded additional rebates in the amount of approximately $870,000.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The increase of reserves to $6,148,307 at March 31, 2008 from $5,686,364 at June 30, 2007 is due to the timing of credits being processed by the customers and by the Company.  Approximately 96% of the reserve balance from June 30, 2007 has been processed through the third quarter of Fiscal 2008.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

	Nine months ended 3/31/08	Fiscal Year ended 6/30/07	Nine months ended 3/31/07
Net DSO (in days)	75	72	75
Gross DSO (in days)	63	74	79

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

The Company’s payment terms are consistent with the generic pharmaceutical industry at 60 days for payment from all customers, including wholesalers.  Net DSO for the first nine months of Fiscal 2008, is consistent with prior net DSO calculations.  Gross DSO for the first nine months of Fiscal 2008, decreased as a result of our ability to process customer payments and deductions in a timelier manner which, in turn, also reduced the reserve accruals.  Management expects the DSO calculation normal levels to be 60 to 70 days.  Significant variances greater or less than this range are reviewed and, if necessary, action is taken.

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

Share-based Compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (123(R)) was adopted effective July 1, 2005.  Share-based compensation cost is measured using the Black-Scholes option pricing model.  The following table highlights relevant stock-option plan information for the nine months ended:

	March 31, 2008	March 31, 2007
Share based compensation expense
Stock options	$657,000	$828,000
Employee stock purchase plan	$20,000	$29,000
Restricted stock	$92,000	$—
Total compensation cost related to non-vested awards not yet recognized	$1,981,000	$1,429,000
Weighted average period over which it is to be recognized	1.6 years	1.6 years

Results of Operations - Three months ended March 31, 2008 compared with three months ended March 31, 2007

Net sales for the three months ended March 31, 2008 (“Fiscal 2008”) decreased 18% to $16,580,000 from $20,303,000 for the three months ended March 31, 2007 (“Fiscal 2007”). The decrease was primarily due to decreases in demand for Lannett’s products used for the treatment of epilepsy, and for antibiotic drugs, partially offset by increases in the demand for products used for the treatment of thyroid deficiency.  Competitor changes in Fiscal 2007 led to an increase in sales in Fiscal 2007 for antibiotic drugs.  The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  A slowdown in FDA approvals resulted in fewer sales of new products to replace declines in existing product sales.  The 18% sales decline of $3,723,000 is primarily due to the following significant causes:

Medical indication	Sales volume change %	Sales price change %
Antibiotics	-30%	-37%
Thyroid	5%	6%
Epilepsy	- 38%	- 37%

Antibiotic drugs experienced a large decrease in sales price and volume which is largely due to an increase in competition.  Thyroid drugs changes were due to acquiring new customers at better prices.  Epilepsy drugs were affected by both price and volume declines.  All other products changes have been minor, and reflect changes associated with normal business operations.  These changes may not be indicative of the full year sales change.

The decline in product sales can be attributed primarily to three products.  Sales of drugs for the treatment of epilepsy decreased by approximately $1,255,000 in the third quarter of Fiscal 2008 compared to the third quarter of Fiscal 2007 because the Company is no longer the primary manufacturer of the 50mg sized tablet.  Sales of generic antibiotics declined by approximately $3,017,000.  This decline can be attributed primarily to lower product sales prices as a result of increased competition.  In early Fiscal 2007, several other manufacturers of the largest selling product had technical problems in their manufacturing process, resulting in less competition for our tablet.  Sales of drugs used in the treatment of thyroid deficiency increased to offset part of the declines from the other two products.  This increase was due to an increase in sales to non-wholesale customers, primarily one large retail chain customer, partially offset by a decrease in sales to one major wholesaler/distributor.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
Customer Category	2008	2007
Wholesaler/ Distributor	$7,152,000	$12,100,000
Retail Chain	8,465,000	6,981,000
Mail-Order Pharmacy	892,000	1,129,000
Private Label	71,000	93,000

Total	$16,580,000	$20,303,000

The decrease in sales to wholesaler/distributor customers is due primarily to a decrease in sales of a number of product lines to one of the major wholesalers/distributors.  Sales of thyroid deficiency drugs to one of our retail customers increased substantially during the period.

Cost of sales for the third quarter decreased 16% to $12,682,000 in Fiscal 2008 from $15,090,000 in Fiscal 2007.  The decrease is due to the 18% decrease in sales.  Gross profit margins for the third quarter of Fiscal 2008 and Fiscal 2007 were 24% and 26%, respectively. Gross profit percentage decreased due to price erosion of margins in some products, primarily antibiotics and epilepsy medications, partially offset by decreased product royalty costs, better sales of thyroid medication and the introduction of a new drug during the past year.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.  In the current period, the Company has changed the presentation of amortization of intangibles and product royalty expenses, in an effort to comply with the SEC’s Staff Accounting Bulletin Topic 11-B (SAB 11-B).  SAB 11-B gives guidance on presentation of depreciation and depletion.  Specifically, the SEC states “To avoid placing undue emphasis on “cash flow,” depreciation, depletion and amortization should not be positioned in the income statement in a manner which results in reporting a figure for income before depreciation.”  Management has presented amortization and product royalties prior to gross profit in order to align the financial reporting with this SEC guidance.  Prior periods have been restated to be consistent with the current presentation.

Amortization expense for the intangible asset for each of the three months ended March 31, 2008 and 2007 was approximately $446,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.  For the remaining six years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

Research and development (“R&D”) expenses in the third quarter decreased 33% to $1,517,000 for Fiscal 2008 from $2,270,000 for Fiscal 2007.  The decrease is primarily due to a decrease in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the third quarter increased 61% to $4,222,000 in Fiscal 2008 from $2,616,000 in Fiscal 2007.  The increase is primarily due to $951,000 of general and administrative expenses incurred in the third quarter by Cody which was acquired in the fourth quarter of Fiscal 2007.  Other expenses related to personnel and outside services rendered in legal, accounting and professional services increased nearly $600,000 over the same period in Fiscal 2007. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

The Company’s interest expense in the third quarter decreased slightly to $75,000 in Fiscal 2008 from $76,000 in Fiscal 2007.  Interest income in the third quarter decreased to $45,000 in Fiscal 2008 from $99,000 in Fiscal 2007 due to a lower level of invested funds.

The Company had an income tax benefit in the third quarter of 2008 of $615,000 compared to $819,000 in Fiscal 2007 due to a net loss before income taxes in both 2007 and 2008.  The tax rate for the three months ended March 31, 2008 is 33%, compared to 11% for the three months ended March 31, 2007.  The difference is due to permanent differences between tax and book income and loss during each period, primarily related to the write-off of the Cody Labs receivable in the quarter ended March 31, 2007.  Additional benefits were recorded during 2008 resulting from research and development tax credits claimed for the first time during 2008.

The Company reported a net loss of approximately $1,256,000 in the third quarter of Fiscal 2008, or ($0.05) basic and diluted loss per share, as compared to net loss of approximately $6,607,000 in the third quarter Fiscal 2007, or ($0.27) basic and diluted loss per share.

Results of Operations - Nine months ended March 31, 2008 compared with nine months ended March 31, 2007

Net sales for the nine months ended March 31, 2008 (“Fiscal 2008”) decreased 21% to $51,654,000 from $65,187,000 for the nine months ended March 31, 2007 (“Fiscal 2007”). The decrease was primarily due to price changes as a result of a decrease in demand for Lannett’s drugs used in the treatment of epilepsy and antibiotic drugs.  Competitor changes in Fiscal 2007 led to an increase in sales in Fiscal 2007.  In addition, fewer drug approvals from the FDA over the past 12 months have hindered the Company’s growth.  The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  Conversely, a slowdown in FDA approvals resulted in fewer sales of new products to replace declines in existing product sales.  The following table highlights the reasons for the decrease, and the percentage each area had on the overall decrease of $13,533,000:

Medical indication	Sales volume change %	Sales price change %
Antibiotics	-12%	-52%
Epilepsy	-35%	- 34%
Heart Failure	-19%	10%
Thyroid	- 2%	8%

Consistent with the current quarter changes, epilepsy drugs were affected by both price and volume declines.  Antibiotic drugs experienced a decrease in both sales volume and price.  These declines were primarily due to the increased competition.  Thyroid drug changes were a result of slightly lower unit sales sold at increased prices.

All other products changes have been minor, and reflect changes associated with normal business operations.  These changes may not be indicative of the full year sales change.

The decline in product sales can be attributed primarily to two products.  Sales of drugs for the treatment of epilepsy decreased by approximately $3,757,000 in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 because the Company is no longer the primary manufacturer of the 50mg sized tablet.  Sales of generic antibiotics declined $10,134,000.  This decline can be attributed primarily to lower product sales prices as a result of increased competition.  In early Fiscal 2007, several other manufacturers of the largest selling product had technical problems in their manufacturing process, resulting in fewer competitors selling this drug.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category:

	Nine Months Ended March 31,
Customer Category	2008	2007
Wholesaler/ Distributor	$22,775,000	$40,692,000
Retail Chain	25,478,000	20,167,000
Mail-Order Pharmacy	3,074,000	4,138,000
Private Label	327,000	190,000

Total	$51,654,000	$65,187,000

The decrease in sales to wholesaler/distributor customers is due primarily to a decrease in sales of a number of product lines to one of the major wholesalers/distributors.  Sales of thyroid deficiency drugs to one of our retail customers increased substantially during the period.

Cost of sales for the first nine months decreased 20% to $38,224,000 in Fiscal 2008 from $47,855,000 in Fiscal 2007. The decrease is due to the 21% decrease in sales.  Gross profit margins for the first nine months of Fiscal 2008 and Fiscal 2007 were 26% and 27%, respectively.  Gross profit percentage decreased due to price erosion of margins in some products, primarily antibiotics and epilepsy medications, partially offset by decreased product royalty costs, better sales of thyroid medication and the introduction of a new drug during the past year.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future.  Changes in the future sales product mix may also occur.  These changes may affect the gross profit percentage in future periods.  In the current period, the Company has changed the presentation of amortization of intangibles and product royalty expenses, in an effort to comply with the SEC’s Staff Accounting Bulletin Topic 11-B (SAB 11-B).  SAB 11-B gives guidance on presentation of depreciation and depletion.  Specifically, the SEC states “To avoid placing undue emphasis on “cash flow,” depreciation, depletion and amortization should not be positioned in the income statement in a manner which results in reporting a figure for income before depreciation.”  Management has presented amortization and product royalties prior to gross profit in order to align the financial reporting with this SEC guidance.  Prior periods have been restated to be consistent with the current presentation.

Amortization expense for the intangible asset for each of the nine months ended March 31, 2008 and 2007 was approximately $1,339,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.

Research and development (“R&D”) expenses in the first nine months decreased 34% to $3,715,000 for Fiscal 2008 from $5,586,000 for Fiscal 2007.  The decrease is primarily due to a decrease in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the first nine months increased 61% to $12,457,000 in Fiscal 2008 from $7,740,000 in Fiscal 2007.  The increase is primarily due to $2,778,000 of general and administrative expenses incurred by Cody which was acquired in the fourth quarter of Fiscal 2007.  The remaining increase in expense is due to $272,000 of bad debt expense, increased legal expense of $357,000, and other professional fees increases.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

The Company’s interest expense in the first nine months increased to $291,000 in Fiscal 2008 from $208,000 in Fiscal 2007 primarily as a result of increased debt as a result of the Cody acquisition.  Interest income in the first nine months decreased to $171,000 in Fiscal 2008 from $310,000 in Fiscal 2007.

The Company had an income tax benefit in the first nine months of 2008 of $821,000, an effective rate of 29%, compared to income tax expense of $686,000, an effective rate of (19%), in Fiscal 2007.  The Company incurred a net loss before income taxes in 2008.  In 2007, net loss before taxes was offset by permanent differences primarily related to the write-off of the Cody Labs receivable in the third quarter of Fiscal 2007.

The Company reported net loss of $2,041,000 in the first nine months of Fiscal 2008, or ($0.08) basic and diluted loss per share, as compared to a net loss of $4,354,000 in the first nine months Fiscal 2007, or ($0.18) basic and diluted loss per share.

Liquidity and Capital Resources

The Company has historically financed its operations by cash flow from operations.  At March 31, 2008, working capital was $22,672,000, as compared to $22,035,000 at June 30, 2007, an increase of $637,000.  Net cash provided by operating activities of $2,971,000 in the first nine months of Fiscal 2008 is due to a net loss of $2,041,000, adjustments for the effects of non-cash items of $4,005,000 and a net use of cash from changes in operating assets and liabilities of $1,007,000.  Significant changes in operating assets and liabilities are comprised of:

•                  A decrease in accrued expenses of $3,754,000 due to a high level of accrual for materials received at the end of fiscal 2007 primarily related to distributed products.

•                  A decrease in trade accounts receivable of $989,000 is due to an increase in processing of usual and customary chargeback and rebate credits claimed by customers.

•                  An increase in accounts payable of $1,773,000 due to the timing of payments at the end of the month combined with increased spending on products for resale, primarily Levothyroxine Sodium tablets.

•                  A decrease in inventory of $2,500,000 due to a decrease in the level of inventory of distributed products during the period.

The net cash used in investing activities of $1,133,000 for the nine months ended March 31, 2008 was due to the purchases of fixed assets during the quarter, offset by the sale of some investment securities.

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of March 31, 2008 for the subsequent twelve month periods:

Twelve	Amounts Payable
Month Periods	to Institutions
2008	$703,570
2009	562,721
2010	4,925,541
2011	291,471
2012	280,291
Thereafter	2,473,157

$9,236,751

The following table represents annual debt, lease and contractual purchase obligations as of March 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$9,236,751	$703,570	$5,488,262	$571,762	$2,473,157
Operating Leases	1,528,013	470,628	868,523	188,862	—
Purchase Obligations	135,000,000	19,000,000	41,000,000	45,000,000	30,000,000
Interest on Obligations	2,104,198	293,109	607,447	364,967	838,675
Total	$147,868,962	$20,467,307	$47,964,232	$46,125,591	$33,311,832

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

The Company has a $3 million line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (5.25% at March 31, 2008).  The Company currently has $2,083,000 available under this line of credit.  The Company has entered into a letter of credit for $917,000 with a supplier which has reduced the amount available under the line of credit.  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2007, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  The Company complied with two of the three requirements above and the requirement to operate its Pennsylvania locations is still ongoing, however, the Company failed to comply with hiring an additional 100 full-time employees.  The Company is currently providing information to the Department of Community and Economic Development to grant an extension or waive the obligation of hiring an additional 100 full-time employees.  The Company will be liable to repay the full amount of the grant funding ($500,000) if an extension or waiver is not received.  The Company records the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  On a quarterly basis, the Company monitors its progress in fulfilling the requirements of the grant funding program and will determine the status of the liability.  As of March 31, 2008, the grant funding is recognized as a short term liability under the caption of Unearned Grant Funds, since the Company has not yet met the requirement to add 100 full-time employees.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Equipment Loan, amounting to $482,000 at March 31, 2008, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points.  In addition, the Company has a $3 million line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (5.25% at March 31, 2008).  The Company currently has $2,083,000 available under this line of credit.  The Company has entered into a letter of credit for $917,000 with a supplier which has reduced the amount available under the line of credit.  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

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

We have engaged in, and continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as disclosed in our 2007 Form 10-K.

Because of the material weaknesses identified in our 2007 Form 10-K, we performed additional procedures, where necessary, so that our Consolidated Financial Statements for the period covered by this Form 10-Q are presented in accordance with GAAP. These procedures included, among other things, validating data to independent source documentation; reviewing our existing contracts to determine proper financial reporting; and performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts.

Based upon the evaluation and based upon the remediation measures taken to address the material weaknesses identified in our 2007 Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or reasonably likely to materially affect, our internal control over financial reporting, other than additional controls that have been implemented that have remediated the material weaknesses identified in the Company’s Form 10-K as of June 30, 2007.

Since they were identified, the Company has implemented controls to remediate its material weakness associated with the misstatement of costs of goods sold through the following actions:

•                  Including work in process (WIP) inventory in cycle counting and quarterly count procedures.

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

•                  Analysis of detailed WIP inventory and corroborating review of such analysis, to ensure the balance is reasonable in comparison to actual production activities.

•                  Engage SAP consulting experts to review processes that are used to close WIP batches.

The Company has implemented controls to remediate its material weakness associated with the impairment of notes receivable as of March 31, 2007 through the following actions:

•                  Formalize Company policy to require either CEO or CFO signature on all material company contracts.

•                  Formalize Company policy to require legal review of all material Lannett contracts prior to execution.

•                  Formalize Company policy to require all material Lannett contracts are provided to Lannett’s Corporate Controller and CFO in a timely manner to allow for appropriate accounting review and analysis.

•                  Require a quarterly report from Lannett’s outside attorney identifying all Lannett contracts reviewed during that quarter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on January 24, 2008.  The following proposals were adopted by the margins indicated:

1.               To elect seven (7) members of the Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Director	Votes for	Votes against	Votes withheld
William Farber	22,477,249	0	859,435
Ronald West	23,164,815	0	171,869
Arthur Bedrosian	23,248,335	0	88,349
Jeffrey Farber	23,255,835	0	80,849
Kenneth Sinclair	22,912,875	0	423,809
Albert Wertheimer	23,207,575	0	129,109
Myron Winkelman	23,097,915	0	238,769

2.               To approve the appointment of Grant Thornton LLP as independent auditors.

For:	23,276,343
Against:	52,982
Abstain:	7,359

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

LANNETT COMPANY, INC.

Dated: May 15, 2008	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

Dated: May 15, 2008	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith