Form 10-K
period 2008-06-30
LANNETT CO INC
filed 2008-09-29
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-31298

LANNETT COMPANY, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	23-0787699
State of Incorporation	I.R.S. Employer I.D. No.

9000 State Road

Philadelphia, Pennsylvania 19136

Registrant’s telephone number, including area code: (215) 333-9000

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes ☐	No ☒

                Aggregate market value of Common stock held by non-affiliates of the Registrant, as of December 31, 2007 was $30,654,552 based on the closing price of the stock on the American Stock Exchange.

                As of September 25, 2008, there were 24,340,402 shares of the issuer’s common stock, $.001 par value, outstanding.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Lannett Company, Inc. (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania, and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of pharmaceutical products.  The Company reports financial information on a quarterly and fiscal year basis, the most recent being the fiscal year ended June 30, 2008.  All references herein to a fiscal year refer to the Company’s fiscal year ending June 30.

The Company is focused on increasing our share of the generic pharmaceutical market.  We plan to improve our financial performance by expanding our line of generic products, increasing unit sales to current customers and reducing overhead and administrative costs.  In addition, our recent acquisition of Cody Laboratories, Inc. allows us to work toward vertically integrating our dosage form manufacturing in order to reduce active pharmaceutical ingredients (API) costs. Some of the new generic products sold by Lannett were developed and are manufactured by Lannett while other products are manufactured by other companies.  The products manufactured or distributed by Lannett and their brand name equivalents are identified in the section entitled “Products” in Item 1 of this Form 10-K.

Over the past several years, Lannett has consistently devoted resources to research and development (R&D) projects, including new generic product offerings.  The costs of these R&D efforts are expensed during the periods incurred.  The Company believes that such investments may be recovered in future years as it submits applications to the Food and Drug Administration (FDA), and when it receives marketing approval from the FDA to distribute such products.  In addition to using cash generated from its operations, the Company has entered into financing agreements with third parties to provide additional cash when needed.  These financing agreements are more fully described in the section entitled “Liquidity and Capital Resources” in Item 7 of this Form 10-K.  The Company has embarked on a plan to grow in future years.  In addition to organic growth to be achieved through its own R&D efforts, the Company has also initiated marketing projects with other companies in order to expand future revenue.  The Company expects that its growing list of generic drugs under development will drive future growth.  The Company also intends to use the infrastructure it has created, and to continually devote resources to additional R&D projects.  The following steps outline Lannett’s efforts:

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

2.)            Scale-up: After the product development scientists and the R&D chemists agree on a final formulation to use in moving the drug candidate forward in the developmental process, the Company will attempt to increase the batch size of the product.  The batch size represents the standard magnitude to be used in manufacturing a batch of the product.  The determination of batch size will affect the amount of raw material that is input into the manufacturing process and the number of expected tablets or capsules to be created during the production cycle.  The Company attempts to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections.  The scaled-up batch is then generally produced in the Company’s commercial manufacturing facilities.  During this manufacturing process, the Company will document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product.  This information generally referred to as the validated manufacturing process, will be included in the Company’s generic drug application submitted to the FDA.

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

According to the September 2008 issue of Generics Bulletin the current review time exceeds 19 months.  While we have received approvals in 14 months we have also gone well beyond the 19 as discussed in the article.  We see no improvement in this in the short term.

When a generic drug company files an ANDA with the FDA, it must certify that no patents are listed in the Orange Book, the FDA’s reference listing of approved drugs and listed patents.  An ANDA filer must certify, with respect to each application, whether the filer is challenging a patent that no patent was filed for the listed drug (a “paragraph I” certification), that the patent has expired (a “paragraph II” certification), that the patent will expire on a specified date and the ANDA filer will not market the drug until that date (a “paragraph III” certification), or that the patent is invalid or would not be infringed by the manufacture, use, or sale of the new drug (a “paragraph IV” certification).  A paragraph IV certification can trigger an automatic 30 month stay of the ANDA if the innovator company files a claim.  It will delay the approval of the generic company’s ANDA.  Currently, Lannett has filed no paragraph IV certifications with its ANDAs.

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

Competition in generic pharmaceutical manufacturing should continue to grow as more pharmaceutical products lose patent protection.  However, the Company believes that with strong technical know-how, low overhead expenses, and efficient product development, manufacturing and marketing, it can remain competitive. It is the intention of the Company to reinvest as much capital as possible to develop new products as the success of any generic pharmaceutical manufacturer depends on its ability to continually introduce new generic products to the market.  Over time, if a generic drug market for a specific product remains stable and consumer demand remains consistent, it is likely that additional generic manufacturing companies will pursue the generic product by developing it, submitting an ANDA, and potentially receiving marketing approval from the FDA.  If this occurs, the generic competition for the drug increases, and a company’s market share may drop.  In addition to reduced unit sales, the unit selling price may also drop due to the product’s availability from additional suppliers.  This may have the effect of reducing a generic company’s future net sales of the product.  Due to these factors that may potentially affect a generic company’s future results of operations, the ability to properly assess the competitive effect of new products, including market share, the number of competitors and the generic unit price erosion, is critical to a generic company’s R&D plan.  A generic company may be able to reduce the potential exposure to competitive influences that negatively affect its sales and profits by having several drug candidates in its R&D pipeline.  As such, a generic company may be able to avoid becoming materially dependent on the sales of one drug.  Please refer to the following section entitled “Products”

for more descriptive information on the 28 products the Company currently produces or sells.  Unlike the branded, innovator companies, Lannett does not develop new molecules nevertheless it has filed and received 2 patents at its Cody Wyoming facility with an additional one pending.  However, the typical intellectual property in the generic drug industry are the ANDAs that generic drug companies own.

Validated Pharmaceutical Capabilities

Lannett’s manufacturing facility consists of 31,000 square feet on 3.5 acres owned by the Company.  In addition, the Company owns a 63,000 square foot building located within 1 mile of the manufacturing facility, which houses packaging, warehousing, shipping, R&D and a number of administrative functions. In addition, we lease a third building located several miles from the manufacturing facility, consisting of 65,000 square feet.  This building is currently being used as a warehouse.

The manufacturing facility of Lannett’s wholly-owned subsidiary, Cody Laboratories, Inc. (Cody) consists of 73,000 square feet on 16.2 acres in Cody, Wyoming.  Cody leases the facility from Cody LCI Realty, LLC, Wyoming, which is 50% owned by Lannett and 50% by an officer of Cody.

Many FDA regulations relating to current Good Manufacturing Practices (cGMP) have been adopted by the Company in the last several years.  In designing its facilities, full attention was given to material flow, equipment and automation, quality control and inspection.  A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers and high-speed bottle filling are a few examples of the sophisticated product development, manufacturing and packaging equipment the Company uses.  In addition, the Company’s Quality Control laboratory facilities are equipped with high precision instruments, such as automated high-pressure liquid chromatographs, gas chromatographs, robots and laser particle sizers.

Lannett continues to pursue its comprehensive plan for improving and maintaining quality control and quality assurance programs for its pharmaceutical development and manufacturing facilities.  The FDA periodically inspects the Company’s production facilities to determine the Company’s compliance with the FDA’s manufacturing standards.  Typically, after the FDA completes its inspection, it will issue the Company a report, entitled a Form 483, containing the FDA’s observations of possible violations of cGMP which may be minor or severe in nature.  The degree of severity of the observation is generally determined by the time necessary to remediate the cGMP violation, any consequences on the consumer of the products, and whether the observation is subject to a Warning Letter from the FDA.  By strictly enforcing the various FDA guidelines, namely current Good Manufacturing Practices (cGMPs) and Good Laboratory Practices (cGLPs), as well as adherence to Lannett’s Standard Operating Procedures (SOPs) the Company has successfully minimized the number of observations in its FDA inspections.

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

The Company continues to expand its sales to the major chain drug stores.  Its policy of maintaining an adequate inventory and fulfilling orders in a timely manner has contributed to the Company’s reputation among its customers as a dependable supplier of high quality generic pharmaceuticals.  Its Cody Labs subsidiary sells to dosage form manufacturers.

Management

The Company has been focused on increasing the size and quality of its management team in anticipation of continued growth.  Managers from large, established, brand pharmaceutical companies as well as competing generic companies have been brought in to complement the skills and knowledge of the existing management team.  As the Company continues to grow, additional managers may need to be added to the team.  We intend to hire the best people available to expand the knowledge and expertise within the Company, in order to achieve the Company’s goals.

Products

As of the date of this filing, the Company manufactured and/or distributed the following products:

	Name of Product	Medical Indication	Equivalent Brand

1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Baclofen Tablets	Muscle Relaxer	Lioresal®
3	Bethanechol Chloride Tablets	Urinary Retention	Urecholine®
4	Butalbital, Aspirin and Caffeine Capsules	Migraine Headache	Fiorinal®
5	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules	Migraine Headache	Fiorinal w/ Codeine #3®
6	Clidamycin HCl Capsules	Antibiotic	Cleocin®
7	Danazol Capsules	Endometriosis	Danocrine®
8	Dicyclomine Tablets/Capsules	Irritable Bowels	Bentyl®
9	Digoxin Tablets	Congestive Heart Failure	Lanoxin®
10	Dipyridamole Tablets	Blood Clot Reduction	Persantine®
11	Doxycycline Tablets	Antibiotic	Adoxa®
12	Doxycycline Hyclate Tablets	Antibiotic	Periostat®
13	Hydrochlorothiazide Tablet	Water Retention	Hydrodiuril®
14	Hydromorphone HCl Tablets	Pain Management	Dilaudid®
15	Levothyroxine Sodium Tablets	Thyroid Deficiency	Levoxyl®/ Synthroid®
16	Esterified Estrogen & Methyltestoterone Tablets	Hormone Replacement	Estratest®
17	Morphine Sulfate Oral Solution	Pain Management	Roxanol®
18	Multivitamin with Minerals	Prenatal Vitamin	PrimaCare ONE ®
19	Oxycodone HCl Oral Solution	Pain Management	Roxicodone®
20	Phentermine HCl Tablets	Weight Loss	Adipex-P®
21	Phentermine HCl Capsules	Weight Loss	Fastin®
22	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
23	Primidone Tablets	Epilepsy	Mysoline®
24	Probenecid Tablets	Gout	Benemid®
25	Rifampin Capsules	Antibiotic	Rifadin®
26	Sulfamethoxazole with Trimethoprim	Antibacterial	Bactrim®
27	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
28	Unithroid® Tablet	Thyroid Deficiency	N/A

Key Products

All of the products currently manufactured and/or sold by the Company are prescription products.  Of the products listed above, those containing Butalbital, Digoxin, Primidone, and Levothyroxine Sodium were the Company’s key products, contributing approximately 76%,  63% and 71% of the Company’s total net sales in fiscal 2008, 2007 and 2006 respectively.  In Fiscal 2006, the Company began selling Sulfamethoxazole w/ Trimethoprim (SMZ/TMP). Because of a market opportunity, sales of SMZ/TMP grew from 3% of sales in 2006 to 19% of sales in 2007, but declined to 9% of net sales in 2008. This product is not included in the above key products because the supply agreement for the product expired in August 2008 and was not renewed.

The Company has two products containing Butalbital.  One of the products, Butalbital with Aspirin and Caffeine capsules, has been manufactured and sold by Lannett for more than nine years.  The other Butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules is manufactured by Jerome Stevens Pharmaceuticals, Inc. (JSP).  Lannett began buying this product from JSP and selling it to its customers in December 2002.  Both products, which are in orally administered capsule dosage forms, are prescribed to treat tension headaches caused by contractions of the muscles in the neck and shoulder area and migraine.  The drug is prescribed primarily for adults of various demographic backgrounds.  Migraine headache is an increasingly prevalent condition in the United States.  As conditions continue to grow, the demand for effective medical treatments will continue to grow.  Common side effects of drugs which contain Butalbital include dizziness and drowsiness.  The Company notes that although new innovator drugs to treat migraine headaches have been introduced by brand name drug companies, there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.  As the brand name companies continue to promote products containing Butalbital, like Fiorinal®, the Company expects to continue to produce and sell its generic Butalbital products.

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

New Products

In Fiscal 2008, Lannett received 9 ANDA approvals from the FDA. We received only 1 ANDA approval in Fiscal 2007. The following contains more specific details regarding our latest approvals.  Market data is obtained from Wolters Kluwer.

In July 2007, Lannett received a letter from the FDA with approval to market and launch Baclofen 10mg tablets. Baclofen is the generic version of Lioresal® and is a muscle relaxer used to treat symptoms of multiple sclerosis. According to Wolters Kluwer, total sales of generic Baclofen 10mg tablets were $151 million at average wholesale price (AWP) in 2007.

In August 2007, Lannett received two letters from the FDA with approval to market and launch Hydrochlorothiazide 25mg & 50mg tablets. Hydrochlorothiazide is the generic version of Hydrodiuril® and is a thiazide diuretic (water pill) that helps prevent your body from absorbing too much salt. According to Wolters Kluwer, total sales of generic Hydrochlorothiazide 25mg & 50mg tablets was $182 million at AWP in 2007.

In December 2007, Lannett received a letter from the FDA with approval to market and launch Phentermine HCl 30mg capsules. Phentermine HCl is the generic version of Fastin® and is an appetite suppressant. According to Wolters Kluwer, total sales of generic Phentermine HCl 30mg capsules were $37.5 million at AWP in 2007.

In March 2008, Lannett received three letters from the FDA with approval to market and launch Bethanechol Chloride 5mg, 10mg & 25mg tablets. Bethanechol Chloride is the generic version of Urecholine® and is indicated for the treatment of acute postoperative and postpartum non obstructive (functional) urinary retention and for neurogenic atony of the urinary bladder with retention. According to Wolters Kluwer, total sales of generic Bethanechol Chloride 5mg, 10mg & 25mg tablets at AWP was $56 million in 2007.

In March 2008, Lannett received a letter from the FDA with approval to market and launch Rifampin 150mg & 300mg capsules. Rifampin is the generic version of Rifadin® and is used to reduce the number of meningococcal bacteria in the nose and throat. According to Wolters Kluwer, total sales of generic Rifampin 150mg & 300mg capsules at AWP was $35 million in 2007.

In April 2008, Lannett received a letter from the FDA with approval to market and launch Dipyridamole 25mg, 50mg & 75mg tablets. Dipyridamole is the generic version of Persantine® and is used to reduce the formation of blood clots in people who have had heart valve surgery. According to Wolters Kluwer, total sales of generic Dipyridamole 25mg, 50mg & 75mg tablets at AWP was $45 million in 2007.

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

The cost associated with each product currently under development is dependent on numerous factors not limited to the following: the complexity of the active ingredient’s chemical characteristics, the price of the raw materials, the FDA-mandated requirement of bioequivalence studies—depending on the FDA’s Orange Book classification and other developmental factors. The estimated cost to develop a new generic product ranges from $100,000 to $1 million.

In addition, as one of the oldest generic drug manufacturers in the country formed in 1942, Lannett currently owns several ANDAs that are dormant on the Company’s records for products which it does not manufacture and market.    Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed to make it attractive for Lannett to reconsider manufacturing and selling them.  If the Company decides to introduce one of these products into the consumer market, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug.  Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, the raw material supplier or another major feature of the previously approved ANDA.  The Company would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for an ANDA supplement is similar to that of a new ANDA.

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

Stage of R&D	Regulatory Requirement	Number of Products

FDA Review	ANDA	10
FDA Review	ANDA supplement	3
Clinical Testing	ANDA	1
Scale-Up	Grand-fathered	0
Scale-Up	ANDA supplement	0
Scale-Up	ANDA	12
Formulation/Method Development	ANDA	29

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

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 71% of the Company’s inventory purchases in Fiscal 2008, 63% in Fiscal 2007 and 76% in Fiscal 2006.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Refer to the Materials Contract footnote to our consolidated financial statements for more information on the terms, conditions, and financial impact of this agreement.

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

In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States.  Purchases of finished goods inventory from this provider accounted for approximately 14% of the Company’s costs of purchased inventory in Fiscal 2008, 23% in 2007, and 11% in 2006.  The term of the agreement was three years, beginning on August 22, 2005 and continuing through August 21, 2008.  Following its expiration on August 21, 2008, the agreement was not renewed.

The Company signed supply and development agreements with Olive Healthcare, Wintac and Unichem of India; Orion Pharma of Finland; Azad Pharma AG of Switzerland, Pharmaseed in Israel and Banner Pharmacaps and Catalent in the United States. The Company is also in negotiations with companies in Israel for similar new product initiatives in which Lannett will market and distribute products manufactured by third parties.

Customers and Marketing

The Company sells its products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores, and other pharmaceutical companies.  The industry’s largest wholesale distributors, McKesson, Cardinal Health, and Amerisource Bergen, accounted for 6%, 10%, and 6%, respectively, of net sales in Fiscal 2008.  The Company’s largest chain drug store customer, Walgreens, accounted for 36% of net sales in Fiscal 2008.  The Company performs ongoing credit evaluations of its customers’ financial condition, and has experienced no significant collection problems to date.  Generally, the Company requires no collateral from its customers.

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

The Company believes that retail-level consumer demand dictates the total volume of sales for various products.  In the event that wholesale and retail customers adjust their purchasing volumes, the Company believes that consumer demand will be fulfilled by other wholesale or retail sources of supply.  As such, Lannett attempts to develop and maintain strong relationships with most of the major retail chains, wholesale distributors, and mail-order pharmacies in order to facilitate the supply of the Company’s products through whatever channel the consumer prefers.  Although the Company has agreements with customers governing the transaction terms of its sales, there are no minimum purchase quantities with these agreements.

The Company promotes its products through direct sales, trade shows, trade publications, and bids.  The Company also markets its products through private label arrangements, under which Lannett produces its products with a label containing the name and logo of a customer.  This practice is commonly referred to as private label business.  It allows the Company to leverage its internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers.  The focus of the Company’s sales efforts is the relationships it creates with its customer accounts.  Strong customer relationships have created a positive platform for Lannett to increase its sales volumes.  Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers.  Historically and in Fiscal 2008, 2007, and 2006, the Company’s advertising expenses were immaterial.  When the customer and the Company’s sales representatives make contact, the Company will generally offer to supply the customer its products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts the Company’s supply of product, the customer typically expects a high standard of service, including shipping product in a timely manner, maintaining convenient and effective customer service functions, and retaining a mutually beneficial dialogue of communication.  The Company believes that although the generic pharmaceutical industry is a commodity industry where price is the primary factor for sales success, these additional service standards are also important to the customers that rely on a consistent source of supply.

Competition

The manufacture and distribution of generic pharmaceutical products is a highly competitive industry.   Competition is based primarily on price, service and quality. Our competitive advantage is based on our ability to provide superior customer service (fulfilling customer’s in critical need of inventory, carrying excess finished goods inventory and providing added value) by insuring the Company’s products are available from national suppliers as well as our own warehouse. The modernization of our facilities, hiring of experienced staff, and implementation of inventory and quality control programs have improved our competitive cost position over the past five years.

The Company competes with other manufacturers and marketers of generic and brand drugs.  Each product manufactured and/or sold by Lannett has a different set of competitors.  The list below identifies the companies with which Lannett primarily competes for each of its major products.

Product	Primary Competitors

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Watson Pharmaceuticals, Breckenridge Pharmaceutical (manufactured by Anabolic Laboratories)

Digoxin Tablets	GlaxoSmithKline, Caraco Pharmaceutical Laboratories, Westward Pharmaceuticals

Doxycycline	Par Pharmaceuticals, Ranbaxy Laboratories

Levothyroxine Sodium Tablets	Abbott Laboratories, Monarch Pharmaceuticals, Mylan Laboratories, Sandoz, Forest Laboratories

Primidone Tablets	Watson Pharmaceuticals, Qualitest Pharmaceuticals, URL, Westward Pharmaceuticals, Amneal Pharmaceuticals, Impax Labs

Sulfamethoxazole w/ Trimethoprim	URL/Mutual Pharmaceuticals, Sandoz, Vista, Teva

Unithroid Tablets	Abbott Laboratories, Monarch Pharmaceuticals, Mylan Laboratories, Sandoz

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

•                  Abbreviated New Drug Applications (ANDA):  An ANDA is similar to an NDA except that the FDA generally waives the requirement of complete clinical studies of safety and efficacy. However, it may require bioavailability and bioequivalence studies.  Bioavailability indicates the rate of absorption and levels of concentration of a drug in the bloodstream needed to produce a therapeutic effect.  Bioequivalence compares one drug product with another and indicates if the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved drug.  Under the Hatch-Waxman Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug regardless of when such other drug was approved.  In addition to establishing a new ANDA procedure, this Act created statutory protections for approved brand name drugs.  Under the Hatch-Waxman Act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the brand name drug have expired or have been determined to be invalid.  Prior to this act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Hatch-Waxman Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review.  With respect to certain drugs not covered by patents, the act sets specified time periods of two to ten years during which ANDAs for generic drugs cannot become effective or, under certain circumstances, cannot be filed if the branded drug was approved after December 31, 1981.  Lannett, like most other generic drug companies, uses the ANDA process for the submission of its developmental generic drug candidates.

•                  Paper New Drug Applications (Paper NDA also known as a 505(b)(2)):  For a drug that is identical to a drug first approved after 1962, a prospective manufacturer need not go through the full NDA procedure.  Instead, it may demonstrate safety and efficacy by relying on published literature and reports.  The manufacturer must also submit, if the FDA so requires, bioavailability or bioequivalence data illustrating that the generic drug formulation produces the same effects, within an acceptable range, as the previously approved innovator drug.  Because published literature to support the safety and efficacy of post-1962 drugs may not be available, this procedure is of limited utility to generic drug manufacturers and the resulting approved product will not be interchangeable with the innovator drug as an ANDA drug would be unless bioeqivalency testing were undertaken and approved by FDA.  Moreover, the utility of Paper NDAs has been further diminished by the recently broadened availability of the ANDA process, as described above.

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

As a publicly traded company we are also subject to significant regulations, including the Sarbanes-Oxley Act of 2002  Since its enactment, we have developed and instituted a corporate compliance program based on what we believe are the current best practices and we continue to update the program in response to newly implemented or changing regulatory requirements.

Lannett operates in a highly regulated environment and is responsible for maintaining compliance with many regulatory requirements.  The U.S. Department of Justice, acting on behalf of the U.S. Drug Enforcement Administration (“DEA”), recently issued a letter to the Company requesting additional information on certain record keeping matters regarding a DEA inspection of Lannett’s facilities.  The Company intends to fully comply with this and all requests for information that occur from time to time as a normal course of business

Research and Development

The Company incurred research and development (R&D) expenses of approximately $5,173,000 in 2008, $7,459,000 in 2007, and $8,102,000 in 2006.  The R&D spending includes spending on bioequivalence studies, internal development resources, as well as outsourced development.  While the Company manages all R&D from our offices in Philadelphia, we have also been taking advantage of favorable development costs in other countries.  We have alliances with various companies that either act as contract research organizations or active pharmaceutical ingredient suppliers as well as dosage form manufacturers.  In addition, US based Clinical Research Organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established with these development partners, and can range from $150,000 to $250,000 to develop a drug.  Development payments are normally scheduled in advance, based on milestones.

Employees

The Company currently has 187 employees at Lannett and an additional 35 employees at Cody.

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

If KV were to prevail in its countersuit against us, and the Company were subject to paying damages or were prohibited from selling the Prenatal Multivitamin in the future, it could have an adverse impact on the Company.

In early June 2008, the Company filed a declaratory judgment suit against KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. The case is currently in its discovery phase with a hearing expected in January 2009.  The Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA.  To the extent practicable, we attempt to identify more than one supplier in each drug application.  However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist.  To the extent any difficulties experienced by our suppliers cannot be resolved within a reasonable time, and at reasonable cost, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, our profit margins and market share for the affected product could decrease, and our development and sales and marketing efforts could be delayed.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel.  If the employment of any of our current key personnel is terminated, we cannot assure you that we will be able to attract and replace the employee with the same caliber of key personnel.  As such, we have entered into employment agreements with of our senior executive officers.

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

All pharmaceutical companies, including Lannett, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the DEA, and state government agencies.  The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

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

For the year ended June 30, 2008, our three largest customers accounted for 36%, 10% and 6% respectively, of our net sales.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company has no long-term supply agreements with its customers which would require them to purchase our products.

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

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility in Philadelphia.  An additional agreement which gives us the option to buy the facility was also signed.  This new facility is initially going to be used for warehouse space with the expectation of making this facility our headquarters in addition to manufacturing and warehousing.  The other Philadelphia locations will continue to be utilized as manufacturing, packaging, and as a research laboratory.  This gives Lannett the space to fit its desire to expand.

Cody, a subsidiary of Lannett, leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, Wyoming, which is 50% owned by Lannett and 50% by an affiliate of Cody Labs.

ITEM 3.          LEGAL PROCEEDINGS

In early June 2008, the Company filed a declaratory judgment suit against KV Pharmaceuticals,  DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. The case is currently in its discovery phase with a hearing expected in January 2009.  The Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

In or about July 2008, Albion International and Albion, Inc. filed suit against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court has not ruled on the motion.  Lannett is no longer purchasing product from Albion.  If Albion were to prevail on its claims, it may be entitled to a reasonable royalty on the Lannett product that contained the Albion ingredient.  The Company believes that Albion’s claims have no merit and Lannett intends to vigorously defend the suit.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Company’s security holders during the quarter ended June 30, 2008.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 15, 2002, the Company’s common stock began trading on the American Stock Exchange. Prior to this, the Company’s common stock traded in the over-the-counter market through the use of the inter-dealer “pink-sheets” published by Pink Sheets LLC.  The following table sets forth certain information with respect to the high and low daily closing prices of the Company’s common stock during Fiscal 2008 and 2007, as quoted by the American Stock Exchange.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2008

	High	Low

First quarter	$6.20	$3.65
Second quarter	$5.14	$3.05
Third quarter	$3.55	$2.34
Fourth quarter	$4.80	$2.05

Fiscal Year Ended June 30, 2007

	High	Low

First quarter	$6.38	$4.55
Second quarter	$6.94	$5.28
Third quarter	$6.83	$5.09
Fourth quarter	$7.15	$5.08

Holders

As of September 25, 2008, there were approximately 258 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2008 or Fiscal 2007. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures.  The Company does not expect to pay, nor should shareholders expect to receive, cash dividends in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2008, has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

The comparability of information is affected by the write-off of a portion of a note receivable due from Cody Labs, and the subsequent acquisition of Cody Labs (a provider of active pharmaceutical ingredients (“API”)) in Fiscal 2007.   Approximately $7.8 million of notes were written-off prior to the Cody Labs acquisition, representing the excess of the note receivable over the fair value of assets received of approximately $4.4 million.

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

Lannett Company, Inc. and Subsidiaries

Financial Highlights

As of and for the Fiscal Year Ended June 30,	2008	2007	2006	2005	2004
Operating Highlights
Net Sales	$72,403,283	$82,577,591	$64,060,375	$44,901,645	$63,781,219
Gross Profit	$16,301,071	$21,424,987	$28,375,665	$7,968,320	$35,609,834
Operating (Loss)/Income	$(5,430,534)	$(5,964,409)	$8,453,918	$(53,639,658)	$20,830,969
Net (Loss)/Income	$(2,318,059)	$(6,929,008)	$4,968,922	$(32,779,596)	$13,215,454
Basic (Loss)/Earnings Per Share	$(0.10)	$(0.29)	$0.21	$(1.36)	$0.63
Diluted (Loss)/Earnings Per Share	$(0.10)	$(0.29)	$0.21	$(1.36)	$0.63
Balance Sheet Highlights
Total Assets	$116,858,608	$104,656,100	$105,992,064	$94,917,060	$131,904,084
Total Debt	$8,978,834	$9,679,965	$8,196,692	$9,532,448	$10,092,857
Long Term Debt	$8,186,922	$8,987,846	$7,649,806	$7,262,672	$8,104,141
Total Stockholders’ Equity	$69,271,480	$70,183,175	$75,755,916	$69,249,244	$102,246,991

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-K contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the quarterly reports on Form 10-Q to be filed by the Company in Fiscal 2009, and any current reports on Form 8-K filed by the Company.

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

Consolidation of Variable Interest Entity – The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the June 30, 2008 and 2007 balance sheets are consolidated VIE assets of $1.9 and $1.8 million, respectively, which is comprised mainly of land and a building.  VIE liabilities consist of a mortgage on that property in the amount of $1.7 and $1.8 million at June 30, 2008 and 2007, respectively.  This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

Revenue Recognition – The Company recognizes revenue when its products are shipped.  At this point, title and risk of loss have transferred to the customer and provisions for rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  Accruals for these provisions are presented in the consolidated financial statements as rebates, chargebacks and returns payable and as reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional accruals as they are the primary recipient of chargebacks and rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional credits are estimated based upon contractual terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks, require management to make subjective judgments on customer mix. Unlike branded innovator drug companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS and Wolters Kluwer, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales.  The only variable is customer mix, and this assumption is based on historical data and sales expectations.  The chargeback/rebate reserve is reviewed on a monthly basis by management using several ratios and calculated metrics.  As we continue to obtain additional information about our historical experience for chargebacks, rebates and returns, we also update our estimates of the required reserves.

Chargebacks – The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  Lannett enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices.  Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler.  This credit is called a chargeback.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales by the Company to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson, increase, the reserve for chargebacks will also generally increase.  However, the size of the increase depends on the expected mix of product sales to the indirect customers. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks on actual sales may differ from the amounts that were assumed in the establishment of the chargeback reserves.

Rebates – Rebates are offered to the Company’s key chain drug store and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to rebate-eligible customers are recognized and decreases when actual rebate payments are made.  However, since rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

Returns – Consistent with industry practice, the Company has a product returns policy that allows certain customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, adjusted for any changes in business practices or conditions that would cause management to believe that future product returns may differ from those returns assumed in the establishment of reserves.  Generally, the reserve for returns increases as sales increase and decrease when credits are issued or payments are made for actual returns received.  The reserve for returns is included in the rebates and chargebacks payable account on the balance sheet.

Other Adjustments – Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of a price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.  When competitors enter the market for existing products, shelf stock adjustments may be issued to maintain price competitiveness

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the fiscal years ended June 30, 2008, 2007 and 2006.  Unless we have specific information to indicate otherwise, actual credits issued in a given year are assumed to be related to sales recorded in prior years based on the Company’s returns policy.  The following tables have been revised to conform to this assumption.

For the Year Ended June 30, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364

Actual credits issued related to sales recorded in prior fiscal years	(4,556,488)	(1,741,804)	(4,909,659)	—	(11,207,951)

Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	5,892,805	(50,000)	6,713,270

Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	26,126,995	7,999,232	12,546,130	473,423	47,145,780

Actual credits issued related to sales recorded in Fiscal 2008	(22,170,578)	(7,366,918)	—	(473,550)	(30,011,046)

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417

For the Year Ended June 30, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100

Actual credits issued related to sales recorded in prior fiscal years	(10,170,000)	(1,800,000)	(5,578,000)	(250,000)	(17,798,000)

Reserves or (reversals) charged during Fiscal 2007 related to sales recorded in prior fiscal years	—	(300,000)	3,572,313	—	3,272,313

Reserves charged to net sales in fiscal 2007 related to sales recorded in fiscal 2007	28,034,000	9,562,000	1,703,000	1,044,800	40,343,800

Actual credits issued related to sales in fiscal 2007	(23,351,922)	(8,773,761)	—	(1,018,166)	(33,143,849)

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364

For the Year Ended June 30, 2006

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2005	$7,999,700	$1,028,800	$1,692,000	$29,500	$10,750,000

Actual credits issued related to sales recorded in prior fiscal years	(7,920,500)	(1,460,500)	(1,273,300)	(59,300)	(10,713,600)

Reserves or (reversals) charged during Fiscal 2006 related to sales recorded in prior fiscal years	—	500,000	(500,000)	—	—

Reserves charged to net sales in fiscal 2006 related to sales recorded in fiscal 2006	28,237,000	5,688,500	497,300	1,298,200	35,721,000

Actual credits issued related to sales in fiscal 2006	(18,178,800)	(3,573,700)	0	(992,800)	(22,745,300)

Reserve Balance as of June 30, 2006	$10,137,400	$2,183,100	$416,000	$275,600	$13,012,100

Reserve Activity 2008 vs. 2007

The total reserve for chargebacks, rebates, returns and other adjustments increased from $5,686,364 at June 30, 2007 to $18,326,415 at June 30, 2008.  The increase in the reserve balance was primarily the result of our decision to record during the fourth quarter of Fiscal 2008 a $10,536,000 provision for the expected return of 100% of the shipments of Prenatal Multivitamin.  Our expectation that all of the product would be returned was based on our inability to have the product specified as a brand equivalent, and information from our customers regarding their intentions to return the product.   Also during our fiscal year 2008 we increased our estimated returns reserve by approximately $3.0 million, based on an analysis of our historical returns experience, the average lag time between sales and returns and our understanding of the  buying patterns and inventory practices of both our direct and indirect customers.    This change in estimate incorporated new information that has allowed us to better estimate the average length of time between product sales and returns.  As this change resulted from new information that has allowed us to better estimate the average length of time between product sales and returns, we consider it to be a change in estimate as defined in SFAS 154: Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.

During fiscal year 2008, we also experienced an unanticipated increase in our returns compared to historical experience that required us to record a provision of approximately $3.0 million in fiscal year 2008 for returns related to sales in prior years.  We believe, however, that this increase in return was largely related to certain specific nonrecurring events.

The decline in chargeback and rebate reserves between June 30, 2007 and June 30, 2008 was due in part to a change in our sales mix away from wholesalers and toward the chain drug stores as well as a decrease in inventory levels at wholesaler distribution centers.  The following tables compare the year-end reserve balances in fiscal 2008 and 2007 and the sales mix in fiscal 2008 and fiscal 2007.

	Fiscal Year Ended June 30,
	2008	%	2007	%
Chargeback reserve	$4,049,407	22%	$4,649,478	82%
Rebate reserve	632,314	3%	871,339	15%
Return reserve	13,642,589	74%	113,313	2%
Other reserve	2,107	0%	52,234	1%
	$18,326,417	100%	$5,686,364	100%

	Fiscal Year ended June 30,		Fiscal Fourth Quarter
	2008	2007	2008	2007
Chain drug stores	34%	24%	35%	34%
Mail Order	3%	4%	4%	4%
Wholesalers	62%	72%	61%	62%
Private Label	0%	0%	0%	0%
	100%	100%	100%	100%

Reserve Activity 2007 vs. 2006

The total reserves for chargebacks, rebates, returns and other adjustments decreased from $13,012,100 at June 30, 2006 to $5,686,364 at June 30, 2007 The decrease reflected a  change in customer sales mix away from wholesalers and toward the chain drug stores which reduces total chargebacks because wholesalers are typically the only customers who are eligible for chargebacks and rebates,.  The decrease in rebate reserve to $871,339 from $2,183,100 at June 30, 2006 was also due to the decrease in sales to wholesalers as well as a decrease in sales in the fourth quarter of Fiscal 2007.  There was a large rebate reserve as of June 30, 2006 as direct customers (only direct customers are eligible to receive rebates) represented a larger-than-usual percentage of sales in the month of June.

The following tables compare the year-end reserve balances for fiscal 2007 and 2006, and the customer sales mix in Fiscal 2007 and Fiscal 2006.

	Fiscal Year Ended 6/30,
	2007	%	2006	%
Chargeback reserve	$4,649,478	82%	$10,137,400	78%
Rebate reserve	871,339	15%	2,183,100	17%
Return reserve	113,313	2%	416,000	3%
Other reserve	52,234	1%	275,600	2%
	$5,686,364	100%	$13,012,100	100%

	Fiscal Year ended June 30,		Fiscal Fourth Quarter
	2007	2006	2007	2006
Chain drug stores	24%	13%	34%	10%
Mail Order	4%	7%	4%	6%
Wholesalers	72%	78%	62%	82%
Private Label	0%	2%	0%	2%
	100%	100%	100%	100%

Other reserves have decreased since June 30, 2006, due to an unusually high level of shelf stock adjustments required in the prior year.  Changes in competition in the Primidone 50 market required Lannett to give more of this type of credit in the prior year.

During the year, the Company began to implement improvements to separately calculate the provisions, credits and reserves for chargebacks, rebates and returns including the performance of several types of analysis to ensure reserves are reasonable.  These included  analysis of wholesaler versus direct (or retail) sales mix; revenue reserve relative to gross sales; comparison of net receivables to net sales; comparison of gross receivables to gross sales; and recalculation of wholesaler inventory levels. Because we were unable to independently verify product sales levels at the final customer, wholesaler inventory reports were used to calculate potential chargebacks and rebates based on known contracted rebate and chargeback rates.

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

During the Fiscal year ended June 30, 2007, the Company began to implement improvements to separately calculate the chargebacks and reserves.  Management is continuing to make improvements to the calculation and reconciliation of these amounts.  Management performs several types of analysis to ensure reserves are reasonable.  This includes ratio analysis of:  1) wholesaler versus direct (or retail) sales mix, 2) revenue reserve to gross sales, 3) comparison of net receivables to net sales, 4) comparison of gross receivables to gross sales and 5) recalculation of wholesaler inventory levels.

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

The Company also regularly monitors accounts receivable (“AR”) balances by reviewing both net and gross day’s sales outstanding (“DSO”).  Net DSO is calculate by dividing gross accounts receivable less the reserve for rebates, chargebacks, returns and other adjustments by the average daily net sales for the period.  Gross DSO shows the result of the same calculation without regard to rebates, chargebacks, returns and other adjustments.

The Company monitors both net DSO and gross DSO as an overall check on collections and to assess the reasonableness of the reserves. Gross DSO provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions.  The net DSO calculation provides management with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after charges to the reserves during the period.  Standard payment terms offered to customers are consistent with industry practice at 60 days.   Net DSO provides us with an understanding of the relationship of the A/R balance net of the reserve liability compared to net sales after reserves charged during the period.  It eliminates the effect of timing of processing, which is inherent in the gross DSO calculation.

The following table shows the results of these calculations for the fiscal years ended June 30, 2008, 2007 and 2006:

Fiscal Year Ended June 30,	2008	2007	2006
Net DSO (in days)	65	72	56
Gross DSO (in days)	70	74	77

The level of both net and gross DSO at June 30, 2008 is consistent with the Company’s expectation that DSO will be in the 60 to 70 day range, based on 60 day payment terms for most customers

Inventories - The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements.  The Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company’s inventory is determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale.

New Accounting Pronouncements -.

In July 2006, the FASB issued FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on July 1, 2007. See Note 16.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. In February, 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair value Measurements for Purposes of Lease Classification and Measurement under Statement 13 (FSP FAS 157-1) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2).  FSP FAS 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP FAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted the guidance of SFAS 157 as it applies to our financial instruments on July 1, 2008 and do not expect the adoption will have a significant impact on our consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of SFAS 159 will have a significant impact on our consolidated financial statements as we have not elected to apply the fair value option to any of our financial assets and liabilities.

In June 2007, the EITF reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for our fiscal year beginning July 1, 2008. EITF 07-3 requires non-refundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. As the guidance in EITF 07-03 is consistent with our existing policy we do not believe EITF 07-03 will have any impact on our financial statements or related disclosures.

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 will be effective for our fiscal year beginning July 1, 2009 and interim periods within that fiscal year. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of adopting EITF 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning July 1, 2009.  Early application is not permitted. The effect of SFAS 141(R) on our consolidated financial statements will depend on the nature and terms of any business combinations that occur after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact the adoption of SFAS 160 will have our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  The new standard is effective for our fiscal year beginning July 1, 2009 and for all interim periods within that fiscal year.  Early adoption is encouraged.  We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements as we do not currently have any derivatives within the scope of SFAS 161.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under

SFAS 141(R) and other U.S. generally accepted accounting principles.  The new standard is effective for our financial statements issued for fiscal years and interim periods beginning July 1, 2009.  We are currently evaluating the impact of FSP FAS 142-3.

Results of Operations – Fiscal 2008 compared to Fiscal 2007

Net sales decreased 12% from $82,577,591 in Fiscal 2007 to $72,403,283 in Fiscal 2008.  The decrease reflected increased competition in the generic drug market which adversely affected Lannett’s sales of certain antibacterial drugs as well as sales of  drugs used in the treatment of epilepsy.  Prices of antibiotic drugs declined 34% from prior year levels due to increased competition, which partly offset higher sales volumes.  Prices of Lannett’s heart failure drugs increased slightly from prior year levels and  sales volumes increased 49% from the prior year level, largely due to the impact of a product recall of one of Lannett’s competitors during the quarter ended June 30, 2008.   Thyroid medication, our largest product in terms of sales, showed continued growth in both volume and in price.  The following table presents the percentage changes in prices and volumes for the Company’s products, by medical indication.

Medical indication	Sales volume change %	Sales price change %
Migraine Headache	18%	(17)%
Antibiotics	136%	(34)%
Epilepsy	(20)%	(36)%
Heart Failure	49%	8%
Thyroid	5%	4%

We plan to continue to increase the number of products available for sale to our customers, although FDA approvals are needed to achieve this growth.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category.

Customer Category	Fiscal 2008 Net Sales	Fiscal 2007 Net Sales
Wholesaler/Distributor	$30.5 million	$49.4 million
Retail Chain	$37.1 million	$27.9 million
Mail-Order Pharmacy	$4.5 million	$5.1 million
Private Label	$0.3 million	$0.2 million
Total	$72.4 million	$82.6 million

Wholesaler/Distributor sales decreased as a result of one of Lannett’s major wholesalers withdrawing from the one-stop program which used Lannett as a first call supplier.   Retail chain sales increased significantly as a result of an increase in the number of products available for sale and a significant increase in the number of retail stores of one of our customers.  Mail order pharmacy sales decreased from the prior year due mainly to the market shift toward retail chains at the expense of mail order pharmacy sales.  Private label sales increased slightly from the prior year, although this channel is not expected to contribute significantly to Lannett’s sales in the future as we have decided not to actively pursue additional private label customers because of the lower margins for this business.

In 2006, prior to its acquisition by Lannett, Cody received an FDA warning letter, and stopped operations to remediate their facility.  This remediation occurred from the months of August 2006 through February 2007.  Upon completion of the remediation, Cody requested an FDA inspection.  Subsequent FDA inspection resulted in relatively minor Form 483 observations, which have since been remediated.  In March 2008 Cody Labs recommenced manufacturing operations after management concluded that certain regulatory deficiencies identified by the FDA prior to Lannett’s acquisition were substantially remediated.

Cost of sales (excluding amortization of intangible assets) decreased 6%, from $57,394,751 in Fiscal 2007 to $54,080,947 in Fiscal 2008.   The decrease reflected the 12% decrease in net sales, partly offset by the impact of normal inflationary pressures on labor and material costs and expenses related to the Company’s prenatal vitamin with mineral product.

The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with Jerome Stevens Pharmaceutical.  For the remaining six years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit as a percent of net sales declined to 23% in Fiscal 2008 from 26% in Fiscal 2007, due in part to expenses related to the prenatal multivitamin with mineral product, and price erosion for antibiotics, heart failure products and epilepsy medications.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will decline in future periods due to pricing pressure from competitors and costs of producing or purchasing new drugs.  Changes in the product mix may also occur which also affect gross could profit as a percent of sales in future periods.  The Company has changed the presentation of amortization of intangibles and product royalty expenses, in an effort to comply with the SEC’s Staff Accounting Bulletin Topic 11-B (SAB 11-B).  Accordingly, amortization of intangible assets and product royalty expense is now presented before gross profit in order to align the financial reporting with this SEC guidance, and prior periods have been reclassified on order to be consistent with the current presentation.

Research and development (“R&D”) expenses decreased 31% to $5,172,715 in Fiscal 2008 from $7,459,432 in Fiscal 2007.  The decrease was primarily due to a decrease in the production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on planned submissions to the FDA.

Selling, general and administrative expenses increased 36% to $16,552, 859 in Fiscal 2008 from $12,161,187 in Fiscal 2007, primarily due to the inclusion of a full year of general and administrative expenses of Cody, which was acquired in the fourth quarter of Fiscal 2007.  The remaining increase in expense reflects increased legal expenses and higher professional fees.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.

On March 31, 2007, the Company recorded an impairment charge of $7,775,890 on a note receivable owed by Cody.  On April 10, 2007, it was decided to complete the acquisition of Cody by forgiving the remaining balance of the receivable.  See discussion below in Results of Operations – Fiscal 2007 compared to Fiscal 2006.

Interest expense increased to $383,267 in Fiscal 2008 from $273,633 in Fiscal 2007, reflecting full year impact of the interest expense on a mortgage held by Cody Realty LLC.  Effective with the acquisition of Cody labs on April 10, 2007, the Company consolidated the operations of Lannett Realty LLC, a variable interest entity that had been fully consolidated by Cody Labs (see Note 13).

The Company recorded an income tax benefit of $3,376,011 in Fiscal 2008 on a pretax loss after minority interest of $5,694,070 as compared to tax expense of $1,007,929 in Fiscal 2007 on a pretax loss of $5,921,079.  The inclusion of state income taxes, federal income tax credits, and a reduction in the valuation allowance for deferred tax assets were the principal reasons for the effective tax rate of $59.3% in fiscal 2008.

At June 30, 2008, the Company has recognized a net deferred tax asset of $21,198,706.  The net deferred tax asset is net of a valuation allowance of $2,314,498 for the specific total tax asset of $2,106,798 related to the Cody notes receivable impairment incurred in conjunction with the acquisition of Cody Labs and the $207,700 tax benefit associated with the state income tax net operating loss carryforwards.  The Company has provided for the valuation allowance related to the notes receivable impairment as this benefit will be realized only upon the disposition of Cody Labs.  As the Company has no current plans to dispose of its holdings in Cody, a full valuation allowance has been established.  The valuation allowance related to the tax benefit of the state operating loss carryforwards has been established as the Company does not expect these carryforwards to be utilized due to the Company’s tax planning strategies at the state and local levels.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

The Company reported a net loss of $2,318,059 for Fiscal 2008, or $0.10 basic and diluted loss per share, compared to net loss of $6,929,008 for Fiscal 2007, or $0.29 basic and diluted loss per share.

Results of Operations – Fiscal 2007 compared to Fiscal 2006

Net sales increased by 29% from $64,060,375 in Fiscal 2006 to $82,577,591 in Fiscal 2007.  The increase was due in part from continued improvement in sales of Levothyroxine Sodium (Levo), which increased $18.1 million, or 121% over the prior year sales, and Sulfamethoxazole with Trimethoprim (SMZ) which increased $14.9 million, a 570% increase. These increases were offset partially by decreases in other existing products, most significantly Primidone tablets, of which sales declined $5,152,000.  The Company is working to offset continued declines in existing products through new product offerings.  The increase in Levo sales was due entirely to an increase in the quantity of bottles sold.  The increase in SMZ was due to quantity increases of nearly 390% and price increases of 180%.

Overall, product sales quantities increased 100% (including new products), leading to increased sales.  Pricing pressure, due to increased competition and new customer demands for lower prices offset the volume increase, resulting in the 29% sales increase over Fiscal 2006.  SMZ pricing benefited from the departure of a competitor from the market.  Such pricing changes due to competition are not predictable.  For that reason, the Company must maintain its focus on developing new products every year to expand the number of products available to supply to customers.  Net sales of new products are often impacted by greater incentives to wholesalers. Excluding sales of SMZ in Fiscal 2007, the Company experienced a decline in new product net sales in the year.  This is due to the Company receiving fewer approvals from the FDA during the year.  At June 30, 2007, the Company had 18 products, as ANDA and ANDA supplements, awaiting approval from the FDA as compared to 10 at June 30, 2006.

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category.

Customer Category	Fiscal 2007 Net Sales	Fiscal 2006 Net Sales
Wholesaler/Distributor	$49.4 million	$44.0 million
Retail Chain	$27.9 million	$10.6 million
Mail-Order Pharmacy	$5.1 million	$7.0 million
Private Label	$0.2 million	$2.5 million
Total	$82.6 million	$64.1 million

Wholesaler/distributor sales increased due to a rebound in Levothyroxine Sodium sales and sales of new products. Levo and SMZ sales increased as wholesalers began to reorder the product in larger volumes in Fiscal 2006.  Retail Chain sales increased significantly due to a new significant customer agreement signed during Fiscal 2007.  Mail order pharmacy sales decreased slightly from the prior year.  Private label sales decreased due to our largest private label customer, Qualitest, receiving FDA approval in late November 2005 to manufacture its own Primidone 50mg.  As disclosed previously, private label sales have continued to decline, as Lannett does not actively pursue additional private label customers because of the lower margins and product label inventories required to service the category.

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

Research and development (“R&D”) expenses decreased by $643,033 or 8%.  The decrease in R&D was primarily due to a decrease in raw material consumption for production of experimental batches.

Selling, general and administrative expenses increased $2,334,382, or 20% from the prior year.  A significant portion of the increase is due to expenses incurred in Fiscal 2007 that relate to marketing agreements tied to sales of new generic products.

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

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2008, working capital was $25,590,468, as compared to $22,034,947 at June 30, 2007, an increase of $3,555,521.

Net cash provided by operating activities of $3,118,222 for the Fiscal year ended June 30, 2008 reflected cash provided from changes in operating assets and liabilities of $3,855,513, partly offset by a net loss of $1,580,768 after adjusting for  non-cash items of $737,291.   Significant changes in operating assets and liabilities are comprised of:

1.               An increase in trade accounts receivable (excluding the receivables related to the sales of prenatal multivitamins with minerals) of $2,000,951 was due to a higher level of sales at the end of Fiscal 2008, compared to the end of Fiscal 2007.

2.               A decrease in inventory of $2,901,226 due to higher-than-usual inventories at June 30, 2007  reflecting purchases from Jerome Stevens Pharmaceutical in the quarter ended June 30, 2007in response to strong demand for Levothyroxine Sodium, Butalbital and Digoxin products.

3.               A decrease in prepaid taxes of $1,594,748 due to the application of an overpayment of taxes in Fiscal 2007 to taxes owed in Fiscal 2008.

4.               An increase in accounts payable of $4,779,328 is due to the timing of payments at the end of the month combined with increased spending on products for resale, primarily Levothyroxine Sodium tablets.

5.               A decrease in accrued expenses of $2,693,834 was due to a high level of accrual for materials received at the end of Fiscal 2007 primarily related to distributed products.

Net cash used in investing activities of $1,391,766 for the twelve months ended June 30, 2008 reflected  the purchase of property, plant and equipment of $2,295,817, partially offset by $882,671 of net proceeds related to the sale of the Company’s marketable securities.

Net cash used in financing activities for the year ending June 30, 2008 was $662,085 primarily due to scheduled debt repayments of $701,131, partially offset by $113,422 of proceeds from the issuance of stock in connection with the Company’s Employee Stock Purchase Plan.   In addition, the Company withheld the issuance of shares of stock with a fair value of $74,376 in connection with the payment of withholding taxes owed by certain employees for vested restricted stock.

During Fiscal 2008, the Company issued restricted stock with a fair value of $300,090 to settle a liability for employee bonuses that had been earned during Fiscal 2007. This represented a non-cash transaction and is therefore not included on the Consolidated Statement of Cash Flows for Fiscal 2008.

The Company has entered into agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s operations.  These borrowing arrangements as of June 30, 2008 are as follows.

The Company had a $3,000,000 million line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (4.75% at June 30, 2008). The Company had $2,912,247 available under this line of credit at June 30, 2008.  The line of credit was renewed and extended to November 30, 2009.    The Company also entered into a letter of credit in the amount of $917,000 of which $87,753 is outstanding as of June 30, 2008.

The Company borrowed $4,500,000 from the Philadelphia Industrial Development Corporation (PIDC). The Company will pay a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance shall be due and payable 60 months from January 1, 2006.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (PIDA).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $1,075,732 outstanding as of June 30, 2008 with $73,132 currently due.

The Company had borrowed $500,000 from the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of June 30, 2008, $283,475 is outstanding and $100,614 is currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2008 was 1.67%.  At June 30, 2008, the Company has $795,000 outstanding on the Authority loan, of which $115,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia Bank, National Association (Wachovia) to secure payment of the Authority Loan and a portion of the related accrued interest.  At June 30, 2008, no portion of the letter of credit has been utilized.

The Company entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remains outstanding at June 30, 2008 was the Equipment Loan which consists of a term loan with a term of five years and had an outstanding balance of $400,653.  The terms of the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of specific financial liquidity and net worth ratios.  As of June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  The Company shall maintain and comply with a debt service coverage ratio of not less than 2 to 1 (to be measured quarterly).  Debt service coverage is defined as the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to the sum of interest expenses plus scheduled current maturities of long-term debt and current capitalized lease obligations.  The terms of the waiver require the Company shall at all times maintain deposit balances in excess of $3,500,000 with the Bank.  Additionally, the Company shall now pay to the Bank an availability fee equal to 0.50% per annum calculated daily, on the available but unused balance of the line of credit instead of the previous 0.25% per annum rate.  The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.  We believe that it is possible that we may not be able to comply with all of the covenants at each measurement date during the twelve month period ending June 30, 2009; therefore we reclassified the $80,132 long-term portion of the debt to current portion of long-term debt.  As of June 30, 2008, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 3.89%.

The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to use substantially all of its assets to collateralize the amounts due.

As part of the acquisition of Cody Laboratories, the Company assumed the debt owed to the Small Business Administration (“SBA”).  The loan requires fixed monthly payments through July 31, 2012.

The effective interest rate at June 30, 2008 was 8.75%.  As of June 30, 2008, $183,750 is outstanding under the SBA loan, of which $54,025 is classified as currently due. Cody has pledged inventory, accounts receivable and equipment as collateral for this loan.

Also as a result of the acquisition of Cody, the Company must now consolidate Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See Note 13 for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage has approximately 18 years of principal and interest payments remaining, with monthly payments of $14,782, at a fixed rate of 7.5%, to be made through June 2026.  As of June 30, 2008, the Company has $1,740,224 outstanding under the mortgage loan, of which $48,488 is classified as currently due.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program  As of June 30, 2008, the Company has had preliminary discussions with the Commonwealth  of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at June 30, 2008, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

The following table represents annual contractual obligations as of June 30, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$8,978,834	$711,780	$5,401,420	$562,026	$2,303,608
Operating Leases	1,105,014	492,939	596,853	15,222	—
Purchase Obligations	124,250,000	19,250,000	41,500,000	45,500,000	18,000,000
Interest on Obligations	2,114,548	336,276	583,802	299,993	894,477
Total	$136,448,396	$20,790,995	$48,082,075	$46,377,241	$21,198,085

The amount of long-term debt due in less than one year in the above table is $80,132 less than the current portion of long-term debt in the consolidated balance sheet at June 30, 2008 because of our decision, as explained above, to classify that amount as current.

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

A majority of the products in development represent either previously approved ANDAs that the Company is planning to reintroduce (ANDA supplements), or new formulations (new ANDAs).  The products under development are at various stages in the development cycle—formulation, scale-up, and/or clinical testing.  Depending on the complexity of the active ingredient’s chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies and can range from $100,000 to $1 million.  Some of Lannett’s developmental products will require bioequivalence studies, while others will not—depending on the FDA’s Orange Book classification.  Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

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

Occasionally, the Company will work on developing a drug product that does not require FDA approval.  Certain prescription drugs do not require prior FDA approval before marketing.  For instance, drugs listed as DESI drugs (Drug Efficacy Study implementation) which are under evaluation by FDA, Grandfathered Drugs, and prescription multivitamin drugs. A generic manufacturer may sell products which are chemically equivalent to innovator drugs, under FDA rules by simply performing and internally documenting the normal research and development involved in bringing a new product to market.  Under this scenario, a generic company can forego the time required for FDA ANDA approval.

More specifically, certain products, marketed prior to the Federal Food, Drug, and Cosmetic Act (FFDCA) may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”

The Company signed supply and development agreements with Olive Healthcare, of India; Orion Pharma, of Finland; Azad Pharma AG, of Switzerland, Unichem Inc. of India, Wintac Limited of India, Pharmaseed of Israel and Banner Pharmacaps and Catalent of the United States, and is in negotiations with companies in Israel and China for similar new product initiatives, in which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

As disclosed in Item 3. Legal Proceedings, the Company filed in June 2008 a declaratory judgment suit against KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents. If KV were to prevail in the litigation and the Company were subject to paying damages or were prohibited from selling the Prenatal Multivitamin in the future, it could have an adverse impact on the Company.  Any requirement to pay damages could adversely impact the company’s cash flow and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Report of the Independent Registered Public Accounting Firm filed as a part of this Form 10-K are listed in the Exhibit Index filed herewith.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of June 30, 2008, our internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:
William Farber	76	Chairman of the Board
Ronald A. West	74	Vice Chairman of the Board, Director
Arthur P. Bedrosian	62	Director
Jeffrey Farber	48	Director, Interim Chairman of the Board
Kenneth Sinclair	62	Director
Albert Wertheimer	66	Director
Myron Winkelman	70	Director
Officers:
Arthur P. Bedrosian	62	President and Chief Executive Officer
Brian J. Kearns	42	Vice President of Finance, Treasurer, Secretary and Chief Financial Officer
Bernard Sandiford	79	Vice President of Operations
William Schreck	58	Vice President of Logistics
Kevin Smith	48	Vice President of Sales and Marketing
Ernest Sabo	60	Vice President of Regulatory Affairs and Chief Compliance Officer

William Farber, R.Ph., was elected as Chairman of the Board of Directors in August 1991.  On September 10, 2008, the Company announced that William Farber has taken a temporary medical leave of absence for health reasons.  Jeffrey Farber has been appointed to serve as interim chairman of the board.  From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical Company.  From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation.  From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation.  Mr. Farber is a registered pharmacist in the State of Michigan.

Ronald A. West was elected a Director of the Company in January 2002.  In September 2004, Mr. West was elected Vice Chairman of the Board of Directors.  Mr. West is currently a Director of Beecher Associates, an industrial real estate investment company.  Prior to this, from 1983 to 1987, Mr. West, member of the audit committee at Lannett, served as Chairman and Chief Executive Officer of Dura Corporation, an original equipment manufacturer of automotive products and other engineered equipment components.  In 1987, Mr. West sold his ownership position in Dura Corporation, at which time he retired from active management positions.  Mr. West was employed at Dura Corporation since 1969.  Prior to this, he served in various financial management positions with TRW, Inc., Marlin Rockwell Corporation and National Machine Products Group, a division of Standard Pressed Steel Company.  Mr. West studied Business Administration at Michigan State University and the University of Detroit.

Jeffrey Farber was elected a Director of the Company in May 2006.  On September 10, 2008, the Company announced that William Farber has taken a temporary medical leave of absence for health reasons.  Jeffrey Farber has been appointed to serve as interim chairman of the board.  Jeffrey Farber joined the Company in August 2003 as Secretary. For the past 13 years, Mr. Farber has been President and the owner of Auburn Pharmaceutical (“Auburn”), a national generic pharmaceutical distributor. Prior to starting Auburn, Mr. Farber served in various positions at Major Pharmaceutical (“Major”), where he was employed for over 15 years. At Major, Mr. Farber was involved in sales, purchasing and eventually served as President of the mid-west division. Mr. Farber also spent time working at Major’s manufacturing division – Vitarine Pharmaceuticals – where he served on its Board of Directors.  Mr. Farber graduated from Western Michigan University with a Bachelors of Science Degree in Business Administration and participated in the Pharmacy Management Graduate Program at Long Island University. Mr. Farber is the son of William Farber, the Chairman of the Board of Directors and the principal shareholder of the Company.

Kenneth Sinclair, Ph.D., was elected a Director of the Company in September 2005. Dr. Sinclair is currently Professor of Accounting and Senior Advisor to the College of Business and Economics Dean at Lehigh University, where he began his academic career in 1972. Dr. Sinclair has been recognized for his teaching innovation, held leadership positions with professional accounting organizations and served on numerous academic and advisory committees. He has received a number of awards and honors for teaching and service, and has researched and written on a myriad of subjects related to accounting. Dr. Sinclair earned a Bachelor of Business Administration degree in Accounting, a Master of Science degree in accounting and a Doctorate Degree in Business Administration from the University of Massachusetts.

Albert I. Wertheimer, Ph.D., was elected a Director of the Company in September 2004.  Dr. Wertheimer has a long and distinguished career in various aspects of pharmacy, health care, education and pharmaceutical research.  Since 2000, Dr. Wertheimer has been a professor at the School of Pharmacy at Temple University, and director of its Center for Pharmaceutical Health Services Research.  From 1997 to 2000, Dr. Wertheimer was Director of Outcomes Research and Management at Merck & Co., Inc.  In addition to his academic responsibilities, he is the author of 26 books and more than 380 journal articles.  Dr. Wertheimer also provides consulting services to institutions in the pharmaceutical industry.  Dr. Wertheimer’s academic experience includes professorships and other faculty and administrative positions at several educational institutions, including the Medical College of Virginia, St. Joseph’s University, Philadelphia College of Pharmacy and Science and the University of Minnesota.  Dr. Wertheimer’s previous professional experience includes pharmacy services in commercial and non-profit environments.  Professor Wertheimer is a licensed pharmacist in five states, and is a member of several health associations, including the American Pharmacists Association and the American Public Health Association.  Dr. Wertheimer is the editor of the “Journal of Pharmaceutical Finance, Economic and Policy”; and he has been on the editorial board of the Journal of Managed Pharmaceutical Care, Medical Care, and other healthcare journals.  Dr. Wertheimer has a Bachelor of Science Degree in Pharmacy from the University of Buffalo, a Master of Business Administration from the State University of New York at Buffalo, a Doctorate from Purdue University and a Post Doctoral Fellowship from the University of London, St. Thomas’ Medical School.

Myron Winkelman, R.Ph., was elected a Director of the Company in June 2003.  Mr. Winkelman has significant career experience in various aspects of pharmacy and health care.  He is currently President of Winkelman Management Consulting (WMC), which provides consulting services to both commercial and governmental clients.  He has served in this position since 1994.  Mr. Winkelman has recently managed multi-state drug purchasing initiatives for both Medicaid and state entities.  Prior to creating WMC, he was a senior executive with ValueRx, a large pharmacy benefits manager, and served for many years as a senior executive for the Revco, Rite Aid and Perry Drug chains. While at ValueRx, Mr. Winkelman served on the Board of Directors of the Pharmaceutical Care Management Association.  He belongs to a number of pharmacy organizations, including the Academy of Managed Care Pharmacy and the Michigan Pharmacy Association. Mr. Winkelman is a registered pharmacist and holds a Bachelor of Science Degree in Pharmacy from Wayne State University.

Arthur P. Bedrosian, J.D. was promoted to President of the Company in May 2002 and CEO in January of 2006.  Prior to this, he served as the Company’s Vice President of Business Development from January 2002 to April 2002.  Mr. Bedrosian was elected as a Director in February 2000 and served to January 2002.  Mr. Bedrosian was re-elected a Director in January 2006.  Mr. Bedrosian has operated generic drug manufacturing, sales, and marketing businesses in the healthcare industry for many years.  Prior to joining the Company, from 1999 to 2001, Mr. Bedrosian served as President and Chief Executive Officer of Trinity Laboratories, Inc., a medical device and drug manufacturer.  Mr. Bedrosian also operated Pharmaceutical Ventures Ltd, a healthcare consultancy, Pharmeral, Inc. a drug representation company selling generic drugs and Interal Corporation, a computer consultancy to Fortune 100 companies.  Mr. Bedrosian holds a Bachelor of Arts Degree in Political Science from Queens College of the City University of New York and a Juris Doctorate from Newport University in California.

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

Ernest Sabo joined Lannett in March 2005 as Director of Quality Assurance. In May 2008, Mr. Sabo was promoted to Vice President of Regulatory Affairs and Corporate Compliance Officer. Prior to this, he served at Wyeth Pharmaceuticals as Manager of QA Compliance from 2001 to 2003 and as Associate Director of QA Compliance from 2003 to 2005. Mr. Sabo held former positions as Director of Validation, Quality Assurance, Quality Control and R&D at Delavau/Accucorp, Inc. from 1993 thru 2001. He has over 30 years experience in the pharmaceutical industry, his background spans from Quality Assurance, Quality Control, Cleaning/Process Validation and Manufacturing turn-key operations. Mr. Sabo holds a Bachelor of Arts in Biology from New Jersey State College.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2008, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners  under Section 16(a) of the Exchange Act were complied with, except  that Form 4s with respect to the September 18, 2007 restricted stock and option grants  to  the named executive officers Directors  were filed late, and Form 4s with respect to a June 9, 2008 gift of stock from William Farber and his wife Audrey Farber to their grandchildren was filed late.

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

ITEM 11.               EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to or earned by the named executive officers of the Company for Fiscal 2008, Fiscal 2007 and Fiscal 2006.

Name and Principal Position (a)	Fiscal Year (b)	Salary (c)	Stock Awards (e)	Option Awards (f)	Non-equity incentive plan compensation (g)	All Other Compensation (i)	Total (j)
Arthur P. Bedrosian (1)	2008	$324,825	$—	$42,381	$—	$22,099	$389,305
President and Chief Executive Officer	2007	301,016	122,234	158,303	43,358	34,159	659,070
	2006	264,267	—	222,465	338,880	17,834	843,446

Brian Kearns	2008	210,361	—	28,254	—	18,460	$257,075
Chief Financial Officer, Treasurer	2007	202,678	83,021	161,830	27,719	22,841	498,089
	2006	185,480	—	—	240,000	9,685	435,165

Bernard Sandiford	2008	166,547	—	2,825	—	17,493	$186,865
Vice President of Operations	2007	154,525	64,799	161,830	16,628	41,888	439,670
	2006	143,016	—	34,877	145,000	41,014	363,907

William Schreck	2008	170,670	—	22,603	—	18,044	$211,317
Vice President of Logistics	2007	162,871	68,021	161,830	16,724	25,334	434,780
	2006	157,192	—	34,877	160,000	18,819	370,888

Kevin Smith	2008	192,005	—	22,603	—	21,495	$236,103
Vice President of Sales and Marketing	2007	183,230	61,490	161,830	18,814	24,076	449,440
	2006	175,853	—	34,877	180,000	22,269	412,999

(1)  Mr. Bedrosian was promoted to President and Chief Executive Officer on January 3, 2006.

(i)  Supplemental All Other Compensation Table

The following table summarizes the components of column (i) of the Summary Compensation Table:

Name and Principal Position	Fiscal Year	Company Matched Contributions to 401(k) Plan	Auto Allowance	Pay in Lieu of Vacation	Housing Allowance	Excess Life Insurance	Total

Arthur P. Bedrosian	2008	$8,195	$13,500	$—	$—	$404	$22,099
President and Chief	2007	10,935	13,265	9,540	—	419	34,159
Executive Officer	2006	3,003	10,888	3,486	—	457	17,834

Brian Kearns	2008	7,590	10,800	—	—	70	18,460
Chief Financial	2007	12,222	10,559	—	—	60	22,841
Officer, Treasurer	2006	1,526	8,091	—	—	68	9,685

Bernard Sandiford	2008	6,693	10,800	—	—	—	17,493
Vice President of	2007	9,212	10,601	11,258	10,817	—	41,888
Operations	2006	5,146	10,214	5,226	20,428	—	41,014

William Schreck	2008	6,872	10,800	—	—	372	18,044
Vice President of	2007	9,382	10,589	5,095	—	268	25,334
Logistics	2006	6,604	9,000	2,942	—	273	18,819

Kevin Smith	2008	7,889	13,500	—	—	106	21,495
Vice President of	2007	9,309	13,188	1,486	—	93	24,076
Sales and Marketing	2006	6,212	13,062	2,895	—	100	22,269

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Values

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
		Threshold	Target	Maximum	Equity Incentive Plan Awards			Stocks or	Underlying	Awards	Options
Name	Grant Date	($)	($)	($)	Threshold	Target	Maximum	Units (#)	Options (#)	($/sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(i)

Arthur P. Bedrosian	9/18/2007								50,000	$4.03	$105,535
President and Chief Executive Officer	9/18/2007								25,000	$4.03	$52,768
	9/18/2007							16,600			$66,898

Brian Kearns	9/18/2007								25,000	$4.03	$52,768
Chief Financial Officer and Treasurer	9/18/2007								25,000	$4.03	$52,768
	9/18/2007							9,300			$37,479

Bernard Sandiford	9/18/2007								25,000	$4.03	$52,768
Vice President of Operations	9/18/2007								25,000	$4.03	$52,768
	9/18/2007							9,300			$37,479

William Schreck	9/18/2007								25,000	$4.03	$52,768
Vice President of Logistics	9/18/2007								25,000	$4.03	$52,768
	9/18/2007							9,300			$37,479

Kevin Smith	9/18/2007								25,000	$4.03	$52,768
Vice President of Sales and Marketing	9/18/2007								25,000	$4.03	$52,768
	9/18/2007							9,300			$37,479

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Brian Kearns, Chief Financial Officer and Treasurer, Kevin Smith, Vice President of Sales and Marketing, and William Schreck, Vice President of Logistics, (the “Named Executives”).  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of the Named Executives are determined by the Board of Directors.

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

Compensation of Directors

DIRECTOR COMPENSATION

	Fees Earned	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

William Farber	$6,000	$5,000	$5,942	$—	$—	$—	$16,942

Ronald A. West	26,500	5,000	5,942	—	—	—	37,442

Jeffrey Farber	9,000	5,000	21,897	—	—	—	35,897

Kenneth Sinclair	24,500	5,000	21,897	—	—	—	51,397

Albert Wertheimer	28,000	5,000	18,839	—	—	—	51,839

Myron Winkelman	16,000	5,000	5,942	—	—	—	26,942

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

Important to our compensation program are the decisions of, and guidance from, the Compensation Committee of our Board of Directors. The Compensation Committee (which we refer to, for purposes of this analysis, as “the Committee”) is composed entirely of directors who are independent of Lannett under the independence standards established by the

American Stock Exchange, the securities exchange where our common stock is traded. The Committee operates pursuant to a written charter adopted by the Board. If you would like to review the Committee’s charter, it is available to any stockholder who requests a copy from our Chief Financial Officer, at 9000 State Road, Philadelphia, Pennsylvania 19136.

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

The Committee consults as needed with an outside compensation consulting firm retained by the Committee. As it makes decisions about executive compensation, the Committee obtains data from its consultant regarding current compensation practices and trends among United States companies in general and pharmaceutical companies in particular, and reviews this information with its consultant. During Fiscal 2007, the Committee was advised by Mercer Human Resources Consulting, a global human resources consulting firm. In the future, the Committee is expected to use Mercer or a similar firm as a consultant as needed. In addition, the Chairman of the Committee is in contact with management outside of Committee meetings regarding matters being considered or expected to be considered by the Committee.

The individuals who served as Chief Executive Officer and Chief Financial Officer during Fiscal 2008, as well as the other individuals included in the Summary Compensation Table on page 48, are referred to as the “named executive officers.”

Our Fiscal 2008 Compensation Program

In Fiscal 2008, the Committee’s approach to compensation was intended to focus our executives on accomplishing our short and longer-term objectives, and it had as its ultimate object sustained growth in stockholder value. This approach was intended to compensate executives at levels at or near the median levels of compensation offered by other pharmaceutical companies similar in size to Lannett and with whom we compete.

In making decisions about the elements of Fiscal 2008 compensation, the Committee not only considered available market information about each element but also considered aggregate compensation for each executive. Base salary provided core compensation to executives, but it was accompanied by:

•      the potential for incentive-based cash compensation based upon our attainment of Fiscal 2008 operating income, other targeted corporate goals and individual or departmental objectives,

•      various forms of equity compensation, including some grants based upon Fiscal 2008 sales growth results and upon our return on invested capital results,

•      various benefits and perquisites, and

•      the potential for post-termination compensation under certain circumstances.

Summary of Fiscal 2008 Compensation Elements

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

Short- Term Incentives

Annual Incentive Bonus Plan (AIBP) The AIBP program rewards with cash awards for annual achievement of overall corporate objectives, and specific individual or departmental operational objectives.  In Fiscal 2008, objectives for the Officers were tied to Lannett’s achievement of operating income targets, other targeted corporate goals and individual objectives.

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

The primary objectives of the overall design are:

to align management interests with those of stockholders

to increase management’s potential for stock ownership opportunities (all awards are earned in shares)

to attract and retain excellent management talent, and

to reward growth of the business, increased profitability, and sustained stockholder value.

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

Perquisites

Lannett does not utilize perquisites or personal benefits extensively. The few perquisites that are provided complement other compensation vehicles and enable the Company to attract and retain key executives. These perquisites include automobile allowances in various amounts to key executives.

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

Market Data and Our Peer Group

In determining 2008 compensation for the named executive officers, the Committee relied on market data provided by its consultant. This information was principally related to a group of 13 peer companies similar in size to Lannett with median revenues of $40 million to $133 million (we refer to this group of companies as the “Peer Group”). Information on these companies was derived from two sources: (1) the consultant and broader market survey data analysis, and (2) publicly-available information appearing in the proxy statements of these companies. The members of the Peer Group were:

Bradley Pharmaceutical

Savient Pharm. Inc.

Hi Tech Pharm. Co. Inc.

Quigley Corp.

Noven Pharmaceuticals Inc.

Viropharma Inc.

Balchem Corp.

Orasure Technologies Inc.

Interpharm Holdings Inc

Able Laboratories Inc

Caraco Pharm. Labs

Neogen Corp.

Akorn Inc.

The Committee plans to evaluate the Peer Group periodically and revise it as necessary to ensure that it continues to be appropriate for benchmarking our executive compensation program.

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

* The 2008 salaries for Arthur Bedrosian, Lannett’s CEO, and for Brian Kearns, Lannett’s CFO, were lower than the median for comparable positions among members of the Peer Group and the survey data. Base salaries for all remaining named executive officers were lower than the median for comparable positions among members of the Peer Group, but higher than the median for the survey data.

Base salary increases were granted to Mr. Bedrosian for $14,310 effective on January 1, 2008, Mr. Kearns for $8,742 effective on September 2, 2007, Mr. Smith for $9,935 effective on September 2, 2007, Mr. Schreck for $8,831 effective on September 2, 2007, and Mr. Sandiford for $4,878 effective on September 2, 2007, based on their performance.

Fiscal 2008 Annual Incentive Bonus Plan

Design

In November 2006, the Committee approved the 2007 Annual Incentive Bonus Plan (or “AIBP”) program. This program allowed executive officers the opportunity to earn cash awards upon the accomplishment of the Fiscal 2008 operating income goal, other targeted corporate goals and a number of individual objectives. The relative weighting of these objectives for each executive was fifty percent (50%) for operating income, twenty-five percent (25%) for other targeted corporate goals, twenty percent (20%) for individual objectives and five percent (5%) based on CEO and Committee discretion.  For the CEO, the five percent (5%) discretionary portion will be determined by the Committee.

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

As discussed above, each named executive officer’s objectives for Fiscal 2008 included Company operating income targets and other targeted corporate goals. The Committee reviewed and approved these targets following discussions with management, a review of our historical results, consideration of the various circumstances facing the Company during Fiscal 2008 and taking into account the expectations of our annual plan. The Fiscal 2008 operating income and other corporate goals AIBP targets approved by the Committee are detailed in the table below.

Objective	Superior	Goal	Target
Operating Income*	$3.5 M	$3.0 M	$2.5 M
R&D Submissions	11	10	9
R&D Acceptances	9	8	7
R&D Launches	8	7	6

*       For purposes of determining achievement of the AIBP targets, these measures exclude certain categories of non-recurring items that the Committee believes do not reflect the performance of Lannett’s core continuing operations.

Operational objectives for Mr. Bedrosian related to finalizing a production and sales contract with acceptable returns and a successful launch of a specific new product. Mr. Kearns’s objectives related to achieving cash flow targets, establishing internal controls, developing and achieving SAP implementation. Objectives for Mr. Smith included achieving sales targets and margin targets in addition to obtaining new customers in new channels and reducing short dated goods in inventory. For Mr. Schreck, the objectives included reducing obsolete inventory and utilizing SAP more efficiently along with the warehouse relocation. Mr. Sandiford’s objectives related to assisting Cody achieve Divisional goals, zero 483 deficiencies and no batch rejections.

All payouts to executive officers under the 2008 AIBP were contingent upon the Committee’s review and certification of the degree to which Lannett achieved the 2008 AIBP objectives, and upon the Committee’s certification of the degree to which individual objectives had been achieved. The program provided that payout for any objective would be limited to 20% of the actual operating income attained by Lannett.

The 2008 AIBP program provided that the Committee could, in its discretion: modify, amend, suspend or terminate the Plan at any time. The Committee did not take any of these actions in connection with the 2008 AIBP program.

Results

In September 2008, the Committee reviewed and certified Lannett’s Fiscal 2008 results for purposes of the AIBP program, determining that the objectives for operating income and other corporate objectives were not met at the goal level. The Committee also reviewed and certified the performance of the executive officer individual objectives, determining that these objectives were achieved to varying degrees. The named executive officers received no awards in connection with the 2008 AIBP program.

2008 Long Term Incentive Awards (LTIA)

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

Prior to the approval of the Incentive Plan by stockholders in 2007, Lannett’s equity grants consisted only of stock options. The Incentive Plan expanded the types of equity vehicles which the Committee could grant to executives by including restricted stock. In September 2008, the Committee granted both stock options and restricted stock to executives, each designed to emphasize particular elements of the Company’s immediate and long-term objectives and to retain key executives. We refer to these grants collectively as the 2008 Long Term Incentive Awards (LTIA). The types of grants were:

•      stock options, becoming exercisable over three years (approximately one-third increments on each anniversary) from the date of the grant and having a total term of ten years,

•      shares of restricted stock, vesting over three years (approximately one-third increments on each anniversary) from the date of grant,

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

Stock Options and Restricted Stock

The stock options and restricted stock granted as part of the 2008 LTIA were designed to reward sustained stock price appreciation and to encourage executive retention during a three-year vesting term and, in the case of stock options, a ten-year option life. Stock option and restricted stock awards are intended to align executives’ motivation with stockholders’ best interests. Grants of stock options were not contingent upon any conditions. They are to be granted independent of organizational performance. Stock options become exercisable approximately in one-third increments on the first three anniversaries of the date of grant. Restricted stock was contingent upon Lannett achieving annual sales growth and return on invested capital goals.  Restricted stock will vest in approximately one-third increments on the first three anniversaries of the date of the grant.  The Committee determined for each executive officer a target number of options and restricted shares and those targets appear in the tables below.

Restricted Stock Targets:

Performance Level	Bedrosian	Kearns	Sandiford	Schreck	Smith
Superior	16,600	8,300	8,300	8,300	8,300
Goal	12,500	6,600	6,600	6,600	6,600
Threshold	8,300	5,000	5,000	5,000	5,000

Stock Option Targets:

Range	Bedrosian	Kearns	Sandiford	Schreck	Smith
High	50,000	25,000	25,000	25,000	25,000
Medium	37,500	20,000	20,000	20,000	20,000
Low	25,000	15,000	15,000	15,000	15,000

Results

In September 2008, the Committee reviewed and certified the Fiscal 2008 financial results for purposes of the Restricted Share Grants and determined that the performance levels required for award grant purposes had not been achieved and therefore no Restricted Share Grants would be awarded. The Lannett Long Term Incentive Plan includes a provision for the granting of Stock Options, on a Committee discretionary basis, as an executive retention and incentive instrument. As a result of the Committee’s review, the Committee granted stock options totaling 100,000 shares to be apportioned in the following manner;

Stock Option Awards:

Awards	Bedrosian	Kearns	Sandiford	Schreck	Smith
Options	30,000	20,000	2,000	16,000	16,000
Restricted Shares	—	—	—	—	—

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

During calendar year 2006, Lannett matched employees’ contributions to the Lannett Company, Inc. 401(k) Retirement Savings Plan on a dollar for dollar basis up to 3% of an employee’s base salary, subject to regulatory limits. Contributions by the named executive officers were matched in this way, subject to the limitations of the Plan and applicable law. Beginning in calendar year 2007 and continuing to present, Lannett matched contributions to the 401(k) plan on a fifty cents on the dollar basis up to 8% of the contributing employee’s base salary. The named executive officers are also provided with car allowances, for which the taxes are also paid by the Company.

Lannett provides life insurance for executive officers which would, in the event of death, pay $115,000 to designated beneficiaries. Premiums paid for coverage above $50,000 are treated as imputed income to the executive. Lannett also provides short-term and long-term disability insurance which would, in the event of disability, pay the executive officer sixty percent (60%) of his base salary up to the plan limits of $2,000/week for short term disability and $10,000/month for long term disability. Executive officers participate in other qualified benefit plans, such as medical insurance plans, in the same manner as all other employees.

Attributed costs of the personal benefits available to the named executive officers for the fiscal year ended June 30, 2008, are included in column (i) of the Summary Compensation Table on page 48.

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

Ronald West (Chair)
Albert Wertheimer

Myron Winkelman

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2008, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock:

		Excluding Options			Including Options (*)
Name and Address of Benefical Owner	Office	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Directors/Executive Officers:

William Farber 9000 State Road Philadelphia, PA 19136	Chairman of the Board	8,605,029	(1)	35.44%	8,694,196	(2)	34.73%

Ronald A. West 9000 State Road Philadelphia, PA 19136	Vice Chairman of the Board, Director	7,310		0.03%	58,925	(3)	0.24%

Jeffrey Farber 9000 State Road Philadelphia, PA 19136	Interim Chairman of the Board, Director	5,157,920	(4)	21.24%	5,195,420	(5)	20.75%

Kenneth Sinclair 9000 State Road Philadelphia, PA 19136	Director	0		0.00%	15,000	(6)	0.06%

Albert Wertheimer 9000 State Road Philadelphia, PA 19136	Director	1,000		0.00%	22,667	(7)	0.09%

Myron Winkelman 9000 State Road Philadelphia, PA 19136	Director	1,000		0.00%	37,667	(8)	0.15%

Arthur Bedrosian 9000 State Road Philadelphia, PA 19136	President and Chief Executive Officer	507,783	(9)	2.09%	712,349	(10)	2.85%

Brian Kearns 9000 State Road Philadelphia, PA 19136	Chief Financial Officer	6,727		0.03%	111,727	(11)	0.45%

Bernard Sandiford 9000 State Road Philadelphia, PA 19136	Vice President of Operations	4,388		0.02%	55,268	(12)	0.22%

William Schreck 9000 State Road Philadelphia, PA 19136	Vice President of Logistics	4,584		0.02%	35,329	(13)	0.14%

Kevin Smith 9000 State Road Philadelphia, PA 19136	Vice President of Sales and Marketing	3,933		0.02%	88,693	(14)	0.35%

David Farber 6884 Brook Hollow Ct West Bloomfield, MI 48322		5,167,408	(15)	21.28%	5,189,908	(16)	20.73%

Farber Properties 1775 John R Road Troy, MI 48083		5,000,000	(17)	20.59%	5,000,000		19.97%

All directors and executive officers as a group (11 persons)		14,450,882		59.51%	15,049,741		60.12%

(1)           Includes 207,870 shares owned jointly by William Farber and his spouse Audrey Farber.

(2)           Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share, 25,000 vested options to purchase common stock at an exercise price of $17.36, 25,000 vested options to purchase common stock at an exercise price of $16.04 and 1,667 vested options to purchase common stock at an exercise price of $6.89.

(3)           Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share, 15,000 vested options to purchase common stock at an exercise price of $17.36 per share, 25,000 vested options to purchase common stock at an exercise price of $16.04 and 1,667 vested options to purchase common stock at an exercise price of $6.89.

(4)           Includes 5,000,000 shares held by Farber Properties Group LLC.  Farber Properties Group, LLC is managed and jointly owned by Jeffrey Farber and David Farber.  Also includes 10,800 shares owned by Jeffrey Farber’s children.  Jeffrey Farber disclaims beneficial ownership of these shares.

(5)           Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share, 12,500 vested options to purchase common stock at an exercise price of $16.04, 13,334 vested options to purchase common stock at an exercise price of $4.55, and 1,666 vested options to purchase common stock at an exercise price of $6.89.

(6)           Includes 13,333 vested options to purchase common stock at an exercise price of $4.55 per share and 1,667 vested options to purchase common stock at an exercise price of $6.89 per share.

(7)           Includes 20,000 vested options to purchase common stock at an exercise price of $9.02 per share and 1,667 vested options to purchase common stock at an exercise price of $6.89 per share.

(8)           Includes 15,000 vested options to purchase common stock at an exercise price of $17.36, 20,000 vested options to purchase common stock at an exercise price of $16.04 and 1,667 vested options to purchase common stock at an exercise price of $6.89 per share.

(9)           Includes 33,150 shares owned by Arthur Bedrosian’s wife, Shari, and 19,602 shares owned by his daughter Talin. Mr. Bedrosian disclaims beneficial ownership of these shares.

(10)         Includes 18,000 vested options to purchase common stock at an exercise price of $4.63 per share, 96,900 vested options to purchase common stock at an exercise price of $7.97 per share, 33,000 vested options to purchase common stock at an exercise price of $17.36, 30,000 vested options to purchase common stock at an exercise price of $16.04, 16,666 vested options to purchase common stock at an exercise price of $8.00 per share and 10,000 vested options to purchase common stock at an exercise price of $4.03 per share.

(11)         Includes 100,000 vested options to purchase common stock at an exercise price of $6.75 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(12)         Includes 38,760 vested options to purchase common stock at an exercise price of $7.97 per share, 13,000 vested options to purchase common stock at an exercise price of $17.36 per share, 20,000 vested options to purchase common stock at an exercise price of $16.04 per share, 8,000 vested options to purchase common stock at an exercise price of $5.18 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(13)         Includes 17,745 vested options to purchase common stock at an exercise price of $11.27 per share, 8,000 vested options to purchase common stock at an exercise price of $5.18 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(14)         Includes 15,380 vested options to purchase common stock at an exercise price of $11.27 per share, 10,000 vested options to purchase common stock at an exercise price of $17.36 per share, 12,500 vested options to purchase common stock at an exercise price of $16.04 per share, 8,000 vested options to purchase common stock at an exercise price of $5.18 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(15)         Indirect shares total includes 23,688 shares held as custodian for David Farber’s children and 2,850 shares held by David Farber’s spouse.  David Farber disclaims beneficial ownership of these shares.  Indirect share total also includes 5,000,000 shares held by Farber Properties Group LLC.  Farber Properties Group, LLC is managed and jointly owned by Jeffrey Farber and David Farber.

(16)         Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share and 12,500 vested options to purchase common stock at an exercise price of $16.04 per share.

(17)         Farber Properties Group, LLC is managed and jointly owned by Jeffrey Farber and David Farber.

* Assumes that all options exercisable within sixty days have been exercised, which results in 25,034,030 shares outstanding.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	1,694,331	$7.59	3,146,338

Equity Compensation plans not approved by security holders	—	—	—
Total	1,694,331	$7.59	3,146,338

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had sales of approximately $787,000, $763,000, and $1,143,000 during the fiscal years ended June 30, 2008, 2007 and 2006, respectively, to a generic distributor, Auburn Pharmaceutical Company. Jeffrey Farber (the “related party”), a board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber, is the owner of Auburn Pharmaceutical Company.  Accounts receivable includes amounts due from the related party of approximately $305,000 and $109,000 at June 30, 2008 and 2007, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset and will test this asset for impairment on a quarterly basis.  Arthur Bedrosian, President of the Company, Inc. was formerly the President and Chief Executive Officer of Phameral Inc. and currently owns 100% of Pharmeral, Inc.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.

At June 30, 2008, the Company had approximately $983,000 of deferred revenue as a result of prepayments on inventory received from Provell Pharmaceuticals, LLC (“Provell”).  The Company recognized revenues of approximately $141,000 during the fiscal year ended June 30, 2008.  Accounts receivable includes amounts due from Provell of approximately $60,000 at June 30, 2008.   Provell is a joint venture to distribute pharmaceutical products through mail order outlets.  In exchange for access to Lannett’s drug providers, Lannett received a 33% ownership of this venture.  After June 30, 2008, Lannett’s ownership portion of this venture decreased to 25% due to outside investment in the venture from a third party.  The investment is valued at zero, due to losses incurred to date by Provell.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2008, 2007 and 2006. No relationship exists other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2008, 2007 and 2006.

	Audit Fees	Audit-Related (1)	Tax Fees (2)	All Other Fees (3)	Total Fees

Fiscal 2008:	$335,894	$5,900	$78,880	$49,964	$470,638
Fiscal 2007:	$338,660	$—	$36,528	$70,300	$445,460
Fiscal 2006:	$180,418	$—	$52,942	$135,248	$368,608

(1) Audit-related fees include fees paid for preparation of S-8 filing.

(2) Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments, Cody tax issues, sales and use tax review and various tax planning services.  Fiscal 2006 fees paid to Grant Thornton for services rendered during an IRS audit.

(3) Other fees include:

Fiscal 2008 – Fees paid for review of various SEC correspondences.

Fiscal 2007 – Fees paid for review of various SEC correspondences, disclosures, and fixed asset review.

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

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Consolidated Financial Statements and Supplementary Data

                                                (1)  The following financial statements are included herein:

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2008

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended June 30, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2008

Supplementary Data

(2)          The following financial statement schedule is included herein

Schedule II – Valuation and Qualifying Accounts

(b)                                 A list of the exhibits required by Item 601 of Regulation S-K to be filed as of this Form 10-K is shown on the Exhibit Index filed herewith. All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	September 29, 2008	By:	/ s / Arthur P. Bedrosian
Arthur P. Bedrosian,
President and
Chief Executive Officer

Date:	September 29, 2008		By:	/ s / Brian Kearns
Brian Kearns,
Vice President of Finance, Treasurer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 29, 2008	By:	/ s / William Farber
William Farber,
Chairman of the Board of Directors

Date:	September 29, 2008	By:	/ s / Ronald West
Ronald West,
Director, Vice Chairman of the Board,
Chairman of Compensation Committee

Date:	September 29, 2008	By:	/ s / Arthur P Bedrosian
Arthur P. Bedrosian,
Director, President and Chief Executive Officer

Date:	September 29, 2008	By:	/ s / Jeffrey Farber
Jeffrey Farber,
Director

Date:	September 29, 2008	By:	/ s / Kenneth Sinclair
Kenneth Sinclair,
Director, Chairman of Audit Committee

Date:	September 29, 2008	By:	/ s / Albert Wertheimer
Albert Wertheimer,
Director

Date:	September 29, 2008	By:	/ s / Myron Winkelman
Myron Winkelman,
Director, Chairman of Strategic Plan Committee

Exhibit Index

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Incorporated by reference to Exhibit 10(af) to the Annual Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6	Terms of Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7	Terms of Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.8	Terms of Employment Agreement with Brian Kearns	Incorporated by reference to Exhibit 10.1 of the Form 8-K dated March 21, 2005.

10.9 (Note A)	Agreement between Lannett	Incorporated by reference to Exhibit 10.9 to

Exhibit Number	Description	Method of Filing

	Company, Inc and Siegfried (USA), Inc.	the Annual Report on 2003 Form 10-KSB

10.10 (Note A)	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

13	Annual Report on Form 10-K	Filed Herewith

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith