Form 10-K/A
period 2008-06-30
LANNETT CO INC
filed 2008-10-01
CIK 57725

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A ( this “Form 10-K/A”) amends our annual report for the fiscal year ended June 30, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on September 29, 2008 (the “Form 10-K”). We are filing this Form 10-K/A to delete an earlier draft of the opinion letter regarding Schedule II – “Valuation and Qualifying Accounts” that was inadvertently included along with the final version of the opinion letter in the September 29, 2008 filing.

No other information contained in the original filing is amended by this Form 10-K/A. The Form 10-K has been corrected and furnished in its entirety in this Form 10-K/A.

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