Form 10-Q
period 2008-09-30
LANNETT CO INC
filed 2008-11-14
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each class of the registrant’s common Stock, as of the latest practical date.

Class	Outstanding as of November 12, 2008
Common stock, par value $0.001 per share	24,486,032 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30, 2008	June 30, 2008
ASSETS
Current Assets
Cash	$15,132,426	$6,256,712
Trade accounts receivable (net of allowance of $225,000 and $207,151, respectively)	25,779,954	34,114,982
Inventories, net	11,322,687	11,617,258
Interest receivable	66,606	51,781
Prepaid taxes	814,928	1,598,937
Deferred tax assets	6,198,694	6,997,935
Other current assets	691,807	591,415
Total Current Assets	60,007,102	61,229,020

Property, plant and equipment	40,165,146	39,996,008
Less accumulated depreciation	(16,099,355)	(15,261,905)
	24,065,791	24,734,103

Construction in progress	498,118	458,046
Investment securities - available for sale	2,490,356	2,500,135
Intangible assets - net of accumulated amortization	10,346,168	10,361,835
Deferred tax assets	17,225,418	17,380,115
Other assets	186,325	195,354
Total Assets	$114,819,278	$116,858,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$11,826,657	$13,085,772
Accrued expenses	3,438,625	2,451,783
Deferred revenue	724,385	982,668
Current portion of long term debt	714,862	791,912
Rebates, chargebacks and returns payable	15,352,751	18,326,417
Total Current Liabilities	32,057,280	35,638,552

Long term debt, less current portion	8,116,389	8,186,922
Deferred tax liabilities	3,140,395	3,179,344
Unearned grant funds	500,000	500,000
Other long term liabilities	33,950	32,001
Total Liabilities	43,848,014	47,536,819

Commitment and contingencies, See notes 9 and 10

Minority interest in Cody LCI Realty, LLC, net of taxes	67,815	50,309

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001;
issued and outstanding, 24,367,404 and 24,283,963 shares, respectively	24,367	24,284
Additional paid in capital	74,918,095	74,497,100
Accumulated deficit	(3,564,515)	(4,790,680)
Accumulated other comprehensive income	14,398	9,722
	71,392,345	69,740,426
Less: Treasury stock at cost - 82,095 and 74,970 shares, respectively	(488,896)	(468,946)
TOTAL SHAREHOLDERS’ EQUITY	70,903,449	69,271,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,819,278	$116,858,608

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	September 30,
	2008	2007

Net sales	$25,567,653	$17,540,030
Cost of sales	16,120,195	11,792,536
Amortization of intangible assets	446,166	446,166
Product royalties	—	195,570

Gross profit	9,001,292	5,105,758

Research and development expenses	1,863,113	1,252,148
Selling, general, and administrative expenses	4,949,144	3,979,710
Loss on sale of assets	(4,931)	—

Operating income (loss)	2,184,104	(126,100)

OTHER INCOME(EXPENSE):
Interest income	45,767	57,122
Interest expense	(66,209)	(103,868)
	(20,442)	(46,746)

Income (loss) before income tax expense (benefit) and minority interest	2,163,662	(172,846)

Income tax expense (benefit)	919,990	(45,685)
Minority interest in Cody LCI Realty, LLC	(17,507)	—

Net income (loss)	$1,226,165	$(127,161)

Basic income (loss) per common share	$0.05	$(0.01)
Diluted income (loss) per common share	$0.05	$(0.01)

Basic weighted average number of shares	24,306,488	24,175,643
Diluted weighted average number of shares	24,382,951	24,175,643

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional			Accum. Other
	Shares		Paid-in	Accumulated	Treasury	Comp.	Shareholders’
	Issued	Amount	Capital	Deficit	Stock	Income	Equity

Balance, June 30, 2008	24,283,963	$24,284	$74,497,100	$(4,790,680)	$(468,946)	$9,722	$69,271,480

Shares issued in connection with employee stock purchase plan	14,839	15	31,266	—	—	—	31,281
Share based compensation
Restricted stock	—	—	43,007	—	—	—	43,007
Stock options	—	—	218,800	—	—	—	218,800
Employee stock purchase plan	—	—	26,591	—	—	—	26,591
Shares issued in connection with restricted stock grant	68,602	68	101,331	—	—	—	101,399
Purchase of treasury stock	—	—	—	—	(19,950)	—	(19,950)
Other comprehensive income, net of income tax	—	—	—	—	—	4,676	4,676
Net income	—	—	—	1,226,165	—	—	1,226,165

Balance, September 30, 2008	24,367,404	$24,367	$74,918,095	$(3,564,515)	$(488,896)	$14,398	$70,903,449

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$1,226,165	$(127,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,283,617	1,332,946
Deferred tax expense	911,872	230,975
Stock compensation expense	288,398	187,480
Restricted stock grant	101,399	—
Other noncash expenses	1,949	—
Minority interest in Cody LCI Realty LLC, net of taxes	17,506	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	5,341,230	(2,192,425)
Inventories	294,571	1,524,632
Prepaid taxes	784,009	(266,570)
Prepaid expenses and other assets	(106,188)	(80,260)
Accounts payable	(1,259,114)	(3,673,823)
Accrued expenses	576,474	(26,296)
Deferred revenue	(258,283)	(273,479)
Net cash provided by (used in) operating activities	9,203,605	(3,363,981)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(209,210)	(900,405)
Proceeds from sale of investment securities - available for sale	316,099	91,454
Purchase of investment securities - available for sale	(298,528)	(103,071)
Net cash used in investing activities	(191,639)	(912,022)

FINANCING ACTIVITIES:
Repayments of debt	(147,583)	(146,833)
Proceeds from issuance of stock	31,281	25,933
Treasury stock transactions	(19,950)	—
Net cash used in financing activities	(136,252)	(120,900)

NET INCREASE (DECREASE) IN CASH	8,875,714	(4,396,903)

CASH, BEGINNING OF PERIOD	6,256,712	5,192,341

CASH, END OF PERIOD	$15,132,426	$795,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid	$64,852	$76,213
Income taxes paid	$250,000	$—
Unpaid acquisition of intangible asset	$430,500	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Use of Estimates –The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to sales reserves and allowances, income taxes, inventories, contingencies and valuation of intangible assets.

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, Lannett Holdings, Inc. and Cody Laboratories, Inc. (“Cody”).  Cody includes the consolidation of Cody LCI Realty, LLC, a variable interest entity, as a result of the acquisition of Cody.  See Note 16 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

Reclassifications - The 2007 Consolidated Balance Sheet and the Consolidated Statement of Cash Flows have been reclassified to conform to the current year presentation.

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

Chargebacks – The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  Lannett enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices.  Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler.  This credit is called a chargeback.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson increase, the reserve for chargebacks will also generally increase.  However, the size of the increase depends on the product mix and the amount of those sales that end up at indirect customers with which the Company has specific chargeback agreements.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks on actual sales may differ from actual chargeback reserves.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2008 and 2007:

For the three months ended September 30, 2008
Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(2,865,229)	(255,126)	(6,425,413)	—	(9,545,768)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	9,144,349	2,949,913	1,142,474	42,957	13,279,693
Actual credits issued related to sales recorded in Fiscal 2009	(5,129,939)	(1,537,556)	—	(40,096)	(6,707,591)
Reserve Balance as of September 30, 2008	$5,198,588	$1,789,545	$8,361,757	$2,861	$15,352,751

For the three months ended September 30, 2007
Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(2,750,584)	(399,088)	(140,759)	—	(3,290,431)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	—	50,000	(50,000)	—
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	8,810,312	2,475,014	483,713	110,000	11,879,039
Actual credits issued related to sales recorded in Fiscal 2008	(5,967,397)	(1,472,936)	(6,158)	(110,129)	(7,556,620)
Reserve Balance as of September 30, 2007	$4,741,809	$1,474,329	$500,109	$2,105	$6,718,352

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $18,326,417 at June 30, 2008 to $15,352,751 at September 30, 2008.  The increase in chargeback and rebate reserves between June 30, 2008 and September 30, 2008 was due to an increase in inventory levels at wholesaler distribution centers. The significant decrease in the returns reserve balance was primarily the result of credits issued during the first quarter of 2009 related to the returns of the Prenatal Multivitamin product shipped in Fiscal 2008.  It is our expectation that all of the product will be returned based on our inability to have the product specified as a brand equivalent, and information from our customers regarding their intentions to return the product.  As of September 30, 2008 approximately $5.6 million of the return reserve was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date.

The Company ships its products to the warehouses of its wholesale and retail chain customers.  When the Company and a customer enter into an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers.  The Company’s customer will reorder the product as its warehouse is depleted.  The Company generally has no minimum size orders for its customers.  Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory.  As such, the Company’s customers continually reorder the Company’s products.  It is common for the Company’s customers to order the same products on a monthly basis.  For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products.  This is important due to the fact that several generic competitors compete for the consumer demand for a given product.  Availability of inventory ensures that a manufacturer’s product is considered.  Otherwise, retail prescriptions would be filled with competitors’ products.  For this reason, the Company periodically offers incentives to its customers to purchase its products.  These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time.  Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time.  This period of time is generally up to three months.  The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment.  The Company’s products have either 24 months or 36 months of shelf-life at the time of manufacture.  The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity.  If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts.  The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

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

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired for the quarter ended September 30, 2008, or the fiscal year ended June 30, 2008.

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

During Fiscal 2005, events occurred (as described in subsequent paragraphs) which indicated that the carrying value of the intangible asset was not recoverable. In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company engaged a third party valuation specialist to assist in the performance of an impairment test for the quarter ended March 31, 2005. The impairment test was performed by discounting forecasted future net cash flows for the JSP products covered under the agreement and then comparing the discounted present value of those cash flows to the carrying value of the asset (inclusive of the $1.5 million payable to JSP for the second AB rating).  As a result of the testing, the Company had determined that the intangible asset was impaired as of March 31, 2005.  In accordance with FAS 144, the Company recorded a non-cash impairment loss of approximately $46,093,000 to write the asset down to its fair value of approximately $16,062,000 as of the date of the impairment.  This impairment loss was shown on the statement of operations as a component of operating loss. Management concluded that, as of September 30, 2008, the intangible asset was correctly stated at net realizable value of approximately $9,816,000 and, therefore, no adjustment was required.

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

The Company will incur annual amortization expense of approximately $1,785,000 for the intangible asset over the remaining term of the contract.   For each three month period ended September 30, 2008 and 2007, the Company incurred amortization expense of approximately $446,000.

Future annual amortization expense of the JSP intangible asset consists of approximately the following:

Fiscal Year Ending June 30,	Annual Amortization Expense
2009	$1,785,000
2010	1,785,000
2011	1,785,000
2012	1,785,000
2013	1,785,000
Thereafter	891,000
$9,816,000

On April 10, 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody. The consideration for the April 10, 2007 acquisition was approximately $4,438,000, which represented the fair value of the tangible net assets acquired. The agreement also required Lannett to issue to the sellers up to 120,000 shares of unregistered common stock of the Company contingent upon the receipt of a license from a regulatory agency.  This license was subsequently received in July 2008 and therefore the Company has recorded an intangible asset related to the acquisition of a drug import license in the amount of $430,500 to the Intangible Asset account and has assigned a 15 year life to this intangible asset.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the three months ended September 30, 2008 and 2007 was approximately $13,000 and $4,000, respectively.

Income Taxes - The Company uses the liability method specified by Statement of Financial Accounting Standards No. 109 , Accounting for Income Taxes (“FAS 109”).  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/ (benefit) is the result of changes in deferred tax assets and liabilities.

Segment Information – The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131).  The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  In accordance with FAS 131, the Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
Medical Indication	2008	2007

Migraine Headache	$2,319,000	$2,648,000
Epilepsy	680,000	1,124,000
Heart Failure	6,348,000	1,089,000
Thyroid Deficiency	11,466,000	9,092,000
Antibiotic	1,496,000	2,706,000
Other	3,259,000	881,000

Total	$25,568,000	$17,540,000

Concentration of Market and Credit Risk - Four of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 45%, 25%, 5%, and 5% of net sales for the three months ended September 30, 2008.  Those same products accounted for 52%, 6%, 10%, and 8%, respectively, of net sales for the three months ended September 30, 2007.

Four of the Company’s customers accounted for 29%, 8%, 7%, and 5%, respectively, of net sales for the three months ended September 30, 2008, and 31%, 7%, 13%, and 5%, respectively, of net sales for the three months ended September 30, 2007.  At September 30, 2008, these four customers accounted for 63% of the Company’s accounts receivable balances.  At June 30, 2008, these four customers accounted for 55% of the Company’s accounts receivable balances.

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

At September 30, 2008, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the “Long-term Incentive Plan,” or “LTIP”).  During the three months ended September 30, 2008, the Company awarded 30,000 shares of restricted stock under the LTIP which vested immediately.  Stock compensation expense of $101,300 was recognized during the three months ended September 30, 2008, related to these shares of restricted stock.

The Company is required to record compensation expense for all awards granted after the date of adoption of SFAS 123(R) and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption.  The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the three months ended September 30:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2009	FY 2009	FY 2008	FY 2008
Risk-free interest rate	2.5%	2.5%	4.2%	4.2%
Expected volatility	56.5%	56.5%	56.0%	56.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average fair value at date of grant	$1.41	$1.41	$2.11	$2.11

Approximately 100,000 options were issued under the LTIP during the three months ended September 30, 2008.  Approximately 548,000 options were issued under the LTIP during the three months ended September 30, 2007.  There were no shares under option that were exercised in the three months ended September 30, 2008 or 2007.  At September 30, 2008, there were 1,727,331 options outstanding.  Of those, 666,900 were options issued under the LTIP, 849,198 were issued under the 2003 Plan, and 211,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 7,690 shares under option having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with no shares under option having yet been exercised under that plan.

Expected volatility is based on the historical volatility of the price of our common shares over a historical period equal to the expected term of the option.  We use historical information to estimate expected term within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if forfeitures were affected by turnover that resulted from a business restructuring that is not expected to recur.  The forfeiture rate is 5% at September 30, 2008 and 2007. As the Company continues to grow, this rate is likely to change to match such changes in turnover and hiring rates. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.

The following table presents all share-based compensation costs recognized in our statements of operations as part of selling, general and administrative expenses:

	Three Months Ended September 30,
	2008	2007
	Fair Value	Fair Value
Method used to account for share-based compensation
Share based compensation
Stock options	$218,800	$171,585
Employee stock purchase plan	$26,591	$9,769
Restricted stock	$43,007	$6,127
Tax benefit at effective rate	$22,180	$21,388

Options outstanding that have vested and are expected to vest as of September 30, 2008 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,042,863	$9.31	$3,000	6.2
Options expected to vest	650,245	$4.52	$—	8.9
Total vested and expected to vest	1,693,108	$7.47	$3,000	7.2

A summary of nonvested stock award activity as of September 30, 2008 and changes during the three months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value per share
Nonvested at July 1, 2008	124,800	$502,944
Granted	30,000	$101,300
Vested	(68,602)	$(269,056)
Forfeited	(9,000)	$(36,270)
Nonvested at September 30, 2008	77,198	$299,018

A summary of award activity under the Plans as of September 30, 2008 and 2007, and changes during the three months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2008	991,267	$5.76			703,064	$10.16
Granted	62,002	$2.80			37,998	$2.80
Exercised	—	—			—	—
Forfeited or expired	42,000	$4.89			25,000	$5.02
Outstanding at September 30, 2008	1,011,269	$5.62	$3,000	7.9	716,062	$9.95	—	6.4

Outstanding at September 30, 2008 and not yet vested	521,180	$4.45	—	8.9	163,288	$4.75	—	8.8

Exercisable at September 30, 2008	490,089	$6.86	$3,000	6.8	552,774	$11.48	—	5.7

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2007	501,289	$7.47			617,982	$11.00
Granted	462,978	$4.03			85,082	$4.03
Exercised	—	—			—	—
Forfeited or expired	—	—			—	—
Outstanding at September 30, 2007	964,267	$5.82	$381,551	8.7	703,064	$10.16	$80,513	7.3

Outstanding at September 30, 2007 and not yet vested	716,986	$4.81	$364,822	9.6	242,899	$5.55	$75,513	9.1

Exercisable at September 30, 2007	247,281	$8.76	$16,729	6.3	460,165	$12.59	$5,000	6.3

Options with a fair value of approximately $453,000 vested during the three months ended September 30, 2008.  As of September 30, 2008, there was approximately $1,663,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.5 years. As of September 30, 2007, there was approximately $2,551,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.

Unearned Grant Funds – The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Earnings (Loss) per Common Share – SFAS No. 128, Earnings per Share, (“FAS 128”)requires a dual presentation of basic and diluted earnings per share on the face of the Company’s consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method; such items would not be considered for diluted loss per share due to their antidilutive effects.  Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.  A reconciliation of the Company’s basic and diluted income (loss) per share follows:

	Three Months Ended September 30,
	2008		2007
	Net Income	Shares	Net Loss	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic income (loss) per share factors	$1,226,165	24,306,488	$(127,161)	24,175,643
Effect of potentially dilutive option and restricted stock plans	—	76,463	—	—
Diluted income (loss) per share factors	$1,226,165	24,382,951	$(127,161)	24,175,643

Basic income (loss) per share	$0.05		$(0.01)
Diluted income (loss) per share	$0.05		$(0.01)

The number of anti-dilutive shares that have been excluded in the computation of diluted income (loss) per share for the three months ended September 30, 2008 and 2007 were 1,807,529 and 1,876,595, respectively.

Note 3.  New Accounting Standards

In July 2006, the FASB issued FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based solely on position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on July 1, 2007. See Note 15 herein.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. In February, 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair value Measurements for Purposes of Lease Classification and Measurement under Statement 13 (“FSP FAS 157-1”)

and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP FAS 157-2 defers the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted the guidance of SFAS 157 as it applies to our financial instruments on July 1, 2008.  The adoption of SFAS 157 did not have a material impact on the company’s financial statements. Marketable securities represent the only item recorded on the Company’s balance sheets at fair value. Marketable securities are all classified as available-for-sale and values are derived solely from level 1 inputs. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued.  FSP FAS 157-3 did not impact our financial reporting as we do not hold any such assets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  SFAS 159 is effective for our fiscal year beginning July 1, 2008. The adoption of SFAS 159 did not have any impact on our consolidated financial statements as we have not elected to apply the fair value option to any of our financial assets and liabilities.

 In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for our fiscal year beginning July 1, 2008. EITF 07-3 requires non-refundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. As the guidance in EITF 07-03 is consistent with our existing policy EITF 07-03 did not have any impact on our financial statements or related disclosures.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements.

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

Inventories consist of the following:

	September 30, 2008	June 30, 2008

Raw materials	$4,272,862	$3,530,951
Work-in-process	1,603,840	1,034,360
Finished goods	5,092,626	6,767,718
Packaging supplies	353,359	284,229
	$11,322,687	$11,617,258

The preceding amounts are net of inventory reserves of $1,655,788 and $1,642,668 at September 30, 2008 and June 30, 2008, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line and accelerated methods over the estimated useful lives of the assets.  Depreciation expense for the three months ended September 30, 2008 and 2007 was approximately $837,000 and $887,000, respectively.  Property, plant and equipment consist of the following:

		September 30,	June 30,
	Useful Lives	2008	2008
Land	—	$918,314	$918,314
Building and improvements	10 - 39 years	16,897,272	16,806,057
Machinery and equipment	5 - 10 years	21,512,298	21,434,375
Furniture and fixtures	5 - 7 years	837,262	837,262
		$40,165,146	$39,996,008
		(16,099,355)	(15,261,905)
		$24,065,791	$24,734,103

As of September 30, 2008, substantially all of the Company’s property, plant and equipment was pledged as collateral for the Company’s loans. See Note 9.

Note 6.  Investment Securities - Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

September 30, 2008

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$2,090,275	$46,947	$(3,859)	$2,133,363
Asset-Backed Securities	376,085	1,001	(20,093)	356,993
	$2,466,360	$47,948	$(23,952)	$2,490,356

June 30, 2008

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$2,036,039	$48,059	$(9,854)	$2,074,244
Asset-Backed Securities	447,893	1,013	(23,015)	425,891
	$2,483,932	$49,072	$(32,869)	$2,500,135

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at September 30, 2008 are summarized as follows:

	September 30, 2008		June 30, 2008
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$393,248	$410,322	$343,638	$354,155
Due after one year through five years	1,697,027	1,723,041	1,692,401	1,720,089
Due after five years through ten years	112,485	112,763	121,608	121,769
Due after ten years	263,600	244,230	326,285	304,122
	$2,466,360	$2,490,356	$2,483,932	$2,500,135

The Company uses the specific identification method to determine the cost of securities sold. For three months ended September 30, 2008 the Company had realized losses of $4,931.

There were no securities held from a single issuer that represented more than 10% of shareholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of September 30, 2008:

September 30, 2008

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government Agency	4	$410,127	$(3,859)	$—	$—	$410,127	$(3,859)
Asset-Backed Securities	4	—	—	143,314	(20,093)	143,314	(20,093)
Total tempory impaired investment securities	8	$410,127	$(3,859)	$143,314	$(20,093)	$553,441	$(23,952)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At September 30, 2008, there were approximately 8 out of 30 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

None of the Company’s investment securities was pledged as collateral for borrowings as of September 30, 2008.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (4.75% at September 30, 2008). The Company currently has $3,000,000 available under this line of credit.  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  At June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  As of September 30, 2008, the Company is in compliance with all financial covenants under the agreement.

The Company is required to maintain and comply with a debt service coverage ratio of not less than 2 to 1 (to be measured quarterly).  Debt service coverage is defined as the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to the sum of interest expenses plus scheduled current maturities of long-term debt and current capitalized lease obligations.  The terms of the waiver received as of June 30, 2008 requires the Company shall at all times maintain deposit balances in excess of $3,500,000 with the Bank for the balance of the arrangement.  Additionally, the Company shall now pay to the Bank an availability fee equal to 0.50% per annum calculated daily, on the available but unused balance of the line of credit instead of the previous 0.25% per annum rate.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program  As of September 30, 2008, the Company has had preliminary discussions with the Commonwealth  of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at September 30, 2008, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	September 30,	June 30,
	2008	2008
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,057,639	1,075,732
Pennsylvania Department of Community & Economic Development loan	258,581	283,475
Tax-exempt bond loan (PAID)	795,000	795,000
Equipment loan	320,520	400,653
SBA loan	170,720	183,750
First National Bank of Cody	1,728,791	1,740,224

Total debt	8,831,251	8,978,834
Less current portion	714,862	791,912

Long term debt	$8,116,389	$8,186,922

	September 30,	June 30,
Current Portion of Long Term Debt	2008	2008
PIDC Regional Center, LP III loan	$—	$—
Pennsylvania Industrial Development Authority loan	73,544	73,132
Pennsylvania Department of Community & Economic Development loan	101,169	100,614
Tax-exempt bond loan (PAID)	115,000	115,000
Equipment loan	320,520	400,653
SBA loan	55,225	54,025
First National Bank of Cody	49,404	48,488

Total current portion of long term debt	$714,862	$791,912

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2008 was 7.70%.

The Company entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remains outstanding at September 30, 2008 was the Equipment Loan which consists of a term loan with a term of five years and had an outstanding balance of $320,520 at September 30, 2008.  The terms of the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of specific financial liquidity and net worth ratios.  As of June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  As of September 30, 2008, the Company is in compliance with all financial covenants under the agreement.

The Company is required to maintain and comply with a debt service coverage ratio of not less than 2 to 1 (to be measured quarterly).  Debt service coverage is defined as the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to the sum of interest expenses plus scheduled current maturities of long-term debt and current capitalized lease obligations.  The terms of the waiver received as of June 30, 2008 requires the Company shall at all times maintain deposit balances in excess of $3,500,000 with the Bank for the balance of the arrangement.  Additionally, the Company shall now pay to the Bank an availability fee equal to 0.50% per annum calculated daily, on the available but unused balance of the line of credit instead of the previous 0.25% per annum rate.  The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.

The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.  The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits.  As of September 30, 2008, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 3.97%.

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

Also as part of the Cody acquisition, the Company became primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 16, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage has 18 years remaining.  Principal and interest payments of $14,782, at a fixed interest rate of 7.5%, are being made on a monthly basis through June 2026.  The mortgage loan is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ended September 30 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2009	$714,862
2010	417,966
2011	4,873,253
2012	275,121
2013	284,137
Thereafter	2,265,912

$8,831,251

Note 10.  Contingencies

In June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. The case is currently in its discovery phase with a hearing expected in January 2009.  The Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its Multivitamin product.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its Multivitamin.  The Court has not ruled on the motion.  Lannett is no longer purchasing product from Albion.  If Albion were to prevail on its claims, it may be entitled to a reasonable royalty on the Lannett product that contained the Albion ingredient.  The Company believes that Albion’s claims have no merit and Lannett intends to vigorously defend the suit.

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

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Limited Liability Company which is 50% owned by Lannett.   See Note 16.

In addition to the above, the Company has operating leases, expiring in 2008, for office equipment.

Rental and lease expense for the three months ended September 30, 2008 and 2007 was approximately $110,000 and $111,000, respectively.

Contractual Obligations

The following table represents annual debt, lease and contractual purchase obligations as of September 30, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$8,831,251	$714,862	$5,291,219	$559,258	$2,265,912
Operating Leases	971,083	476,260	487,223	7,600	—
Purchase Obligations	124,250,000	19,250,000	41,500,000	45,500,000	18,000,000
Interest on Obligations	2,016,369	327,635	520,378	296,439	871,917
Total	$136,068,703	$20,768,757	$47,798,820	$46,363,297	$21,137,829

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

Note 12.  Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised of unrealized gains on investment securities classified as available-for-sale.  The components of comprehensive income (loss) and related taxes consisted of the following as of September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	2007

Other Comprehensive Income (Loss)
Net Income (Loss)	$1,226,165	$(127,161)
Unrealized Holding Gain on Securities	7,793	23,398
Add: Tax savings at effective rate	(3,117)	(10,089)

Total Other Comprehensive Income	4,676	13,309

Total Comprehensive Income (Loss)	$1,230,841	$(113,852)

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2008 and 2007 were $88,000 and $92,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of September 30, 2008, 141,099 shares have been issued under the ESPP.  Compensation expense of $26,591 and $9,769 has been recognized for the three months ended September 30, 2008 and 2007, respectively, relating to the ESPP.

Note 15.  Income Taxes

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

The provision for federal, state and local income taxes for the three months ended September 30, 2008 and 2007 was a tax expense of approximately $920,000 and a tax benefit of approximately $46,000, respectively, with effective tax rates of 43% and 27%, respectively. The tax rate for the three month period ended September 30, 2008 is higher than the three month period ended September 30, 2007 due primarily from the non-deductible portion of the Stock Compensation Expense.  The effective tax rate for the three months ended September 30, 2007 was a lower benefit due to no state NOLs being available for the Cody Lab losses as well as the impact of timing of certain other temporary differences.

On July 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The Company did not recognize any additional current or deferred income tax assets or liabilities as a result of the implementation of FIN 48.  As a result, the Company has no unrecognized tax positions at September 30, 2008.

The Company files tax returns in the United States federal jurisdiction, Pennsylvania and New Jersey.  The Company’s tax returns for years prior to 2004 generally are no longer subject to review as such years generally are closed. The Company is not currently involved with any reviews by any taxing authorities.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

The Company adjusted the original purchase price allocation for Cody Labs, as a result of a study and additional analysis of assets acquired.  The result of this study was to increase the deferred tax assets by $1,255,000 and decrease the value of Cody Labs’ property, plant and equipment by the same amount.  This was recorded by the Company during the third quarter of Fiscal 2008 in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

Note 16. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2008 and June 30, 2008 balance sheets are consolidated VIE assets of approximately $1.9 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.8 million at September 30, 2008 and June 30, 2008, respectively.

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

Note 17.  Related Party Transactions

The Company had sales of approximately $167,000 and $93,000 during the three months ended September 30, 2008 and 2007, respectively, to a distributor (the “related party”) owned by Jeffrey Farber. Mr. Farber is a member of the Board of Directors, as well as the son of William Farber, who is the Chairman of the Board and principal shareholder of the Company.  Accounts receivable includes amounts due from the related party of approximately $130,000 and $305,000 at September 30, 2008 and June 30, 2008, respectively.  In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

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

As of September 30, 2008, the Company had approximately $724,000 of deferred revenue, representing payments received from Provell Pharmaceuticals, LLC (“Provell”) for inventory purchased from Lannett. The Company recognized revenue of approximately $75,000 during the quarter ended September 30, 2008.  Accounts receivable includes amounts due from the related party of approximately $66,000 at September 30, 2008.   Provell is a joint venture to distribute pharmaceutical products through mail order outlets.  Lannett was originally given a 33% ownership of this venture in exchange for access to Lannett’s drug providers.  This ownership was recently decreased to 25% due to the additional issuance of shares by Provell. The investment is valued at zero, due to losses incurred to date by Provell.

Note 18.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 75% and 67% of the Company’s inventory purchases during the three month periods ended September 30, 2008 and 2007, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of September 30, 2008, JSP has not exercised the nomination provision of the agreement.

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005 as discussed above in Note 2 Summary of Significant Accounting Policies — Intangible Assets for additional disclosure and discussion of this impairment.

Other agreements:

In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States.  Purchases of finished goods inventory from this provider accounted for approximately 6% and 18% of the Company’s inventory purchases during the three month periods ended September 30, 2008 and 2007, respectively.  The term of the agreement was three years, beginning on August 22, 2005 and continuing through August 21, 2008.  Following its expiration on August 21, 2008, the agreement was not renewed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Consolidation of Variable Interest Entity – The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the September 30, 2008 and June 30, 2008 balance sheets are consolidated VIE assets of approximately $1.9 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.8 million at September 30, 2008 and June 30, 2008, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

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

Other Adjustments – Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of a price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates and chargebacks payable account on the balance sheet.  When competitors enter the market for existing products, shelf stock adjustments may be issued to maintain price competitiveness.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2008 and 2007:

For the three months ended September 30, 2008
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(2,865,229)	(255,126)	(6,425,413)	—	$(9,545,768)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	9,144,349	2,949,913	1,142,474	42,957	13,279,693
Actual credits issued related to sales recorded in Fiscal 2009	(5,129,939)	(1,537,556)	—	(40,096)	(6,707,591)

Reserve Balance as of September 30, 2008	$5,198,588	$1,789,545	$8,361,757	$2,861	$15,352,751

For the three months ended September 30, 2007
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(2,750,584)	(399,088)	(140,759)	—	$(3,290,431)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	—	50,000	(50,000)	—
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	8,810,312	2,475,014	483,713	110,000	11,879,039
Actual credits issued related to sales recorded in Fiscal 2008	(5,967,397)	(1,472,936)	(6,158)	(110,129)	(7,556,620)
Reserve Balance as of September 30, 2007	$4,741,809	$1,474,329	$500,109	$2,105	$6,718,352

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $18,326,417 at June 30, 2008 to $15,352,751 at September 30, 2008.  The increase in chargeback and rebate reserves between June 30, 2008 and September 30, 2008 was due to an increase in inventory levels at wholesaler distribution centers. The significant decrease in the returns reserve balance was primarily the result of credits issued during the first quarter of 2009 related to the returns of the Prenatal Multivitamin product shipped in Fiscal 2008.  It is our expectation that all of the product will be returned based on our inability to have the product specified as a brand equivalent, and information from our customers regarding their intentions to return the product.  As of September 30, 2008 approximately $5.6 million of the return reserve was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The decrease of reserves to $15,352,751 at September 30, 2008 from $18,326,417 at June 30, 2008 is due to the timing of credits being processed by the customers and by the Company.  Approximately $9.5 million or 52% of the reserve balance from June 30, 2008 has been processed through the first quarter of Fiscal 2009.  Approximately $5.6 million of that amount relates to credits issued due to the return by customers of the Prenatal Multivitamin product through September 30, 2008.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

	Three months ended 9/30/07	Fiscal Year ended 6/30/08	Three months ended 9/30/08
Net DSO (in days)	72	65	38
Gross DSO (in days)	74	70	61

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

The Company’s payment terms are consistent with the generic pharmaceutical industry at 60 days for payment from all customers, including wholesalers.  Net DSO for the first quarter of Fiscal 2009, net of rebates and chargebacks, decreased as a result of timing of returns related to Prenatal Multivitamin taken by customers.  This is due to all Prenatal Multivitamin being shipped during June 2008 with invoice terms of 60 days.  At September 30, 2008 a majority of invoices related to this product were paid, but not all customers had returned the Prenatal Multivitamin product by September 30, 2008.  This caused net accounts receivable to be artificially low since the accrual related to the returns of multivitamin is accounted for the calculation of Net DSO, but the offsetting invoices or deductions are not all currently in accounts receivable due to timing.  Approximately $4,136,000 of Prenatal Multivitamin are affected by this timing difference. If the amount was added back to the accounts receivable balance the Net DSO calculation would be 65 days, which is consistent with expectation.  Gross DSO for the first quarter of Fiscal 2009, decreased as a result of the processing of returns related to Prenatal Multivitamin product received from customers by September 30, 2008.  At September 30, 2008 a majority of invoices related to this product were paid, and approximately $5,594,000 of credits were applied to accounts receivable as of September 30, 2008.  Management expects the DSO calculation normal levels to be 60 to 70 days.  Significant variances greater or less than this range are reviewed and, if necessary, action is taken.

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

Share-based Compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (123(R)) was adopted effective July 1, 2005.  Share-based compensation cost is measured using the Black-Scholes option pricing model.  The following table highlights relevant stock-option plan information for the three months ended:

	September 30, 2008	September 30, 2007
Share based compensation expense
Stock options	$219,000	$171,000
Employee stock purchase plan	$27,000	$10,000
Restricted stock	$43,000	$6,000
Total compensation cost related to non-vested awards not yet recognized	$1,663,000	$2,551,000
Weighted average period over which it is to be recognized	1.5 years	1.8 years

Results of Operations - Three months ended September 30, 2008 compared with three months ended September 30, 2007

Net sales for the three months ended September 30, 2008 (“Fiscal 2009”) increased 46% to $25,568,000 from $17,540,000 for the three months ended September 30, 2007 (“Fiscal 2008”). The increase was primarily due to increases in demand for Lannett’s products used for the treatment of congestive heart failure, and thyroid deficiency.  The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  Several recent FDA approvals have resulted in more sales of new products in the current fiscal year compared to the prior fiscal year.  The 46% sales increase of $8,028,000 is primarily due to the following significant causes:

Medical indication	Sales volume change %	Sales price change %
Congestive Heart Failure	389%	21%
Antibiotics	42%	- 3%
Thyroid	34%	- 6%
Epilepsy	17%	- 48%
Migraine Headache	0%	- 12%

Drugs for the treatment of congestive heart failure experienced a large increase in sales price and volume.  Thyroid drugs changes were due to the acquisition of new customers at better prices.  These changes may not be indicative of the full year sales change.

The increase in product sales can be attributed primarily to two products.  Sales of drugs for the treatment of congestive heart failure increased by approximately $5,258,000 in the first quarter of Fiscal 2009 compared to the first quarter of Fiscal 2008 due to a product recall by one of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $2,372,000.  This increase was due to an increase in sales to one large existing retail chain customer, and one existing major wholesaler/distributor.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended September 30, 2008 and 2007:

Sales by Segment

	Three Months Ended September 30,
Customer Category	2008	2007

Wholesaler/ Distributor	$11,841,000	$8,127,000
Retail Chain	11,975,000	8,032,000
Mail-Order Pharmacy	1,636,000	1,256,000
Private Label	116,000	125,000

Total	$25,568,000	$17,540,000

The sales to all customer categories increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales for the first quarter increased 37% to $16,120,000 in Fiscal 2009 from $11,793,000 in Fiscal 2008.  The decrease is due to the 46% decrease in sales.  Gross profit margins for the first quarter of Fiscal 2009 and Fiscal 2008 were 35% and 29%, respectively. Gross profit percentage increased due to a decrease in product royalty expenses, an increase in the margin for congestive heart failure medication, and the overall fixed nature of some production costs versus the 46% increase in revenues.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.  In the current period, the Company has changed the presentation of amortization of intangibles and product royalty expenses, in order to comply with the SEC’s Staff Accounting Bulletin Topic 11-B (SAB 11-B).  SAB 11-B gives guidance on presentation of depreciation and depletion.  Specifically, the SEC states “To avoid placing undue emphasis on “cash flow,” depreciation, depletion and amortization should not be positioned in the income statement in a manner which results in reporting a figure for income before depreciation.”  Management has presented amortization and product royalties prior to gross profit in order to align the financial reporting with this SEC guidance.  Prior periods have been reclassified to be consistent with the current presentation.

Amortization expense for the intangible asset for each of the three months ended September 30, 2008 and 2007 was approximately $446,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.  For the remaining five and a half years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

Research and development (“R&D”) expenses in the first quarter increased 49% to $1,863,000 for Fiscal 2009 from $1,252,000 for Fiscal 2008.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the first quarter increased 25% to $4,960,000 in Fiscal 2009 from $3,980,000 in Fiscal 2008.  The increase is primarily due to expenses related to legal, accounting and professional services compared the same period in Fiscal 2008. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

The Company’s interest expense in the first quarter decreased to $66,000 in Fiscal 2009 from $104,000 in Fiscal 2008 primarily due to lower levels of long-term debt.  Interest income in the first quarter decreased to $46,000 in Fiscal 2009 from $57,000 in Fiscal 2008 due to a lower level of invested funds.

The Company had income tax expense in the first quarter of 2009 of $985,000 compared to a benefit of $46,000 in Fiscal 2008 due to a net loss before income taxes in 2008.  The tax rate for the three months ended September 30, 2008 is 43%, compared to 27% for the three months ended September 30, 2007.  The difference is due to permanent differences between tax and book income and loss during each period primarily from the non-deductible portion of the Stock Compensation Expense.  The effective tax rate for the three months ended September 30, 2007 was a lower benefit due to no state Net Operating Losses available for the Cody Lab losses as well as the impact of timing of certain other temporary differences.

The Company reported net income of approximately $1,226,000 in the first quarter of Fiscal 2009, or $0.05 basic and diluted net income per share, as compared to a net loss of approximately $127,000 in the first quarter Fiscal 2008, or ($0.01) basic and diluted loss per share.

Liquidity and Capital Resources

The Company has historically financed its operations by cash flow from operations.  At September 30, 2008, working capital was $28,380,000, as compared to $25,590,000 at June 30, 2008, an increase of $2,790,000.  Net cash provided by operating activities of $9,204,000 in the first three months of Fiscal 2009 is due to net income of $1,226,000, adjustments for the effects of non-cash items of $2,605,000 and a net increase in cash from changes in operating assets and liabilities of $5,373,000.  Significant changes in operating assets and liabilities are comprised of:

•                  A decrease in trade accounts receivable of $5,341,000 due to collection of significant receivables outstanding at June 30, 2008 related to sales of multivitamins for which related reserves were accrued, but have not yet been taken by all of the Company’s customers partially offset by the increase in the receivables balance due to increased first quarter sales.

•                  A decrease in accounts payable of $1,259,000 due to the timing of payments at the end of the month.

The net cash used in investing activities of $192,000 for the three months ended September 30, 2008 was due primarily to the purchases of fixed assets during the quarter.

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of September 30, 2008 for the subsequent twelve month periods:

Twelve	Amounts Payable
Month Periods	to Institutions

2009	$714,862
2010	417,966
2011	4,873,253
2012	275,121
2013	284,137
Thereafter	2,265,912

$8,831,251

The following table represents annual debt, lease and contractual purchase obligations as of September 30, 2008:

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$8,831,251	$714,862	$5,291,219	$559,258	$2,265,912
Operating Leases	971,083	476,260	487,223	7,600	—
Purchase Obligations	124,250,000	19,250,000	41,500,000	45,500,000	18,000,000
Interest on Obligations	2,016,369	327,635	520,378	296,439	871,917
Total	$136,068,703	$20,768,757	$47,798,820	$46,363,297	$21,137,829

Purchase obligations relate to the Company’s agreement with Jerome Stevens Pharmaceuticals, Inc.  See further description in Note 18 to the Consolidated Financial Statements.

The Company has a $3 million line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (4.75% at September 30, 2008).  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.  As of September 30, 2008, the Company is in compliance with all financial covenants under the agreement.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program  As of September 30, 2008, the Company has had preliminary discussions with the Commonwealth  of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant fund.  Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company’s short-term or long-term liquidity or financial condition.

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

The Company signed supply and development agreements with Orion Pharma, of Finland; Azad Pharma AG, of Switzerland, Unichem Inc. of India, Wintac Limited of India, Pharmaseed of Israel and Banner Pharmacaps of the United States, and is in negotiations with companies in Israel and China for similar new product initiatives, in which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Equipment Loan, amounting to $320,520 at September 30, 2008, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points.  In addition, the Company has a $3 million line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (4.75% at September 30, 2008).  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

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

Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In early June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. The case is currently in its discovery phase with a hearing expected in January 2009.  The Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court has not ruled on the motion.  Lannett is no longer purchasing product from Albion.  If Albion were to prevail on its claims, it may be entitled to a reasonable royalty on the Lannett product that contained the Albion ingredient.  The Company believes that Albion’s claims have no merit and Lannett intends to vigorously defend the suit.

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

LANNETT COMPANY, INC.

Dated: November 13, 2008	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

Dated: November 13, 2008	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith