Form 10-Q
period 2008-12-31
LANNETT CO INC
filed 2009-02-11
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each class of the registrant’s common Stock, as of the latest practical date.

Class	Outstanding as of February 9, 2009
Common stock, par value $0.001 per share	24,505,971 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	December 31, 2008	June 30, 2008
ASSETS
Current Assets
Cash	$12,455,596	$6,256,712
Short term investments	304,036	354,155
Trade accounts receivable (net of allowance of $225,000 and $207,151, respectively)	26,584,613	34,114,982
Inventories, net	13,962,528	11,617,258
Interest receivable	83,475	51,781
Prepaid taxes	1,937,607	1,598,937
Deferred tax assets	4,253,225	6,997,935
Other current assets	1,054,590	591,415
Total Current Assets	60,635,670	61,583,175

Property, plant and equipment	40,375,207	39,996,008
Less accumulated depreciation	(16,926,017)	(15,261,905)
	23,449,190	24,734,103

Construction in progress	493,609	458,046
Investment securities - available for sale	2,307,793	2,145,980
Intangible assets - net of accumulated amortization	10,032,916	10,361,835
Deferred tax assets	17,131,202	17,380,115
Other assets	177,298	195,354
Total Assets	$114,227,678	$116,858,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$12,585,222	$13,085,772
Accrued expenses	3,164,324	2,451,783
Deferred revenue	643,535	982,668
Current portion of long-term debt	638,037	791,912
Rebates, chargebacks and returns payable	12,004,030	18,326,417
Total Current Liabilities	29,035,148	35,638,552

Long-term debt, less current portion	8,044,853	8,186,922
Deferred tax liabilities	3,286,239	3,179,344
Unearned grant funds	500,000	500,000
Other long-term liabilities	49,075	32,001
Total Liabilities	40,915,315	47,536,819

Commitments and contingencies, See notes 10 and 11
Minority interest in Cody LCI Realty, LLC, net of taxes	77,361	50,309

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,486,032 and 24,283,963 shares, respectively	24,486	24,284
Additional paid in capital	75,642,020	74,497,100
Accumulated deficit	(1,991,453)	(4,790,680)
Accumulated other comprehensive income	49,123	9,722
	73,724,176	69,740,426
Less: Treasury stock at cost - 82,228 and 74,970 shares, respectively	(489,174)	(468,946)
TOTAL SHAREHOLDERS’ EQUITY	73,235,002	69,271,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$114,227,678	$116,858,608

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$29,224,372	$17,534,942	$54,792,025	$35,074,972
Cost of sales	17,712,370	12,619,384	33,832,565	24,411,920
Amortization of intangible assets	446,167	446,166	892,333	892,332
Product royalties	42,997	41,776	42,997	237,346

Gross profit	11,022,838	4,427,616	20,024,130	9,533,374

Research and development expenses	1,840,717	946,282	3,703,830	2,198,430
Selling, general, and administrative expenses	6,675,472	4,255,217	11,624,616	8,234,927
Gain on sale of assets	26,940	—	22,009	—

Operating income (loss)	2,533,589	(773,883)	4,717,693	(899,983)

Other income(expense):
Interest income	91,883	48,686	137,650	105,808
Interest expense	(117,431)	(92,333)	(183,640)	(196,201)
	(25,548)	(43,647)	(45,990)	(90,393)

Income (loss) before income tax expense (benefit) and minority interest	2,508,041	(817,530)	4,671,703	(990,376)

Income tax expense (benefit)	925,433	(159,983)	1,845,423	(205,668)
Minority interest in Cody LCI Realty, LLC, net of taxes	(9,546)	—	(27,053)	—

Net income (loss)	$1,573,062	$(657,547)	$2,799,227	$(784,708)

Basic income (loss) per common share	$0.06	$(0.03)	$0.11	$(0.03)
Diluted income (loss) per common share	$0.06	$(0.03)	$0.11	$(0.03)

Basic weighted average number of shares	24,468,149	24,183,044	24,385,818	24,179,344
Diluted weighted average number of shares	24,546,787	24,183,044	24,510,726	24,179,344

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional			Accum.
	Shares		Paid-in	Accumulated	Treasury	Other Comp.	Shareholders’
	Issued	Amount	Capital	Deficit	Stock	Income	Equity

Balance, June 30, 2008	24,283,963	$24,284	$74,497,100	$(4,790,680)	$(468,946)	$9,722	$69,271,480

Shares issued in connection with employee stock purchase plan	28,467	29	57,895	—	—	—	57,924
Share based compensation
Restricted stock	—	—	86,014	—	—	—	86,014
Stock options	—	—	437,993	—	—	—	437,993
Employee stock purchase plan	—	—	31,292	—	—	—	31,292
Shares issued in connection with restricted stock grant	68,602	68	101,331	—	—	—	101,399
Shares issued for Contingent Consideration for Cody Labs Acquisition	105,000	105	430,395	—	—	—	430,500
Purchase of treasury stock	—	—	—	—	(20,228)	—	(20,228)
Other comprehensive income, net of income tax	—	—	—	—	—	39,401	39,401
Net income	—	—	—	2,799,227	—	—	2,799,227

Balance, December 31, 2008	24,486,032	$24,486	$75,642,020	$(1,991,453)	$(489,174)	$49,123	$73,235,002

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$2,799,227	$(784,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,577,146	2,765,232
Deferred tax expense	2,923,575	(205,669)
Stock compensation expense	555,299	483,643
Restricted stock grant	101,399	—
Other noncash expenses	17,074	7,575
Gain on sale of fixed assets	(240)	—
(Gain) loss on sale of securities	(21,770)	9,150
Minority interest in Cody LCI Realty LLC, net of taxes	27,052	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(1,096,522)	(1,918,792)
Inventories	(2,345,270)	2,524,308
Prepaid taxes	(338,670)	—
Prepaid expenses and other assets	(476,813)	(327,856)
Accounts payable	(500,550)	(3,924,555)
Accrued expenses	3,017,045	(938,276)
Deferred revenue	(339,133)	(448,633)
Net cash provided by (used in) operating activities	6,898,849	(2,758,581)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(418,962)	(1,245,243)
Proceeds from sale of fixed assets	1,500	—
Proceeds from sale of investment securities - available for sale	5,525,349	1,392,456
Purchase of investment securities - available for sale	(5,549,604)	(366,030)
Net cash used in investing activities	(441,717)	(218,817)

FINANCING ACTIVITIES:
Repayments of debt	(295,944)	(283,997)
Proceeds from issuance of stock	57,924	54,823
Purchase of treasury stock	(20,228)	—
Net cash used in financing activities	(258,248)	(229,174)

NET INCREASE (DECREASE) IN CASH	6,198,884	(3,206,572)

CASH, BEGINNING OF PERIOD	6,256,712	5,192,341

CASH, END OF PERIOD	$12,455,596	$1,985,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid	$137,866	$131,099
Income taxes paid	$250,000	$—
Lannett stock issued - acquisition of Cody Labs’ DEA license	$581,175	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to sales reserves and allowances, income taxes, inventories, contingencies and valuation of intangible assets.

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, Lannett Holdings, Inc. and Cody Laboratories, Inc. (“Cody”).  Cody includes the consolidation of Cody LCI Realty, LLC, a variable interest entity,.  See Note 16 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

Reclassifications - The June 30, 2008 Consolidated Balance Sheet, the Consolidated Statements of Operations for the three and six months ended December 31, 2007 and the Consolidated Statement of Cash Flows for the six months ended December 31, 2007 have been reclassified to conform to the current year presentation.

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

Rebates — Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2008 and 2007:

For the six months ended December 31, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(3,635,348)	(428,739)	(10,428,254)	—	(14,492,341)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	16,588,951	5,662,865	2,146,732	140,828	24,539,376
Actual credits issued related to sales recorded in Fiscal 2009	(12,105,256)	(4,138,238)	—	(125,928)	(16,369,422)
Reserve Balance as of December 31, 2008	$4,897,754	$1,728,202	$5,363,174	$14,900	$12,004,030

For the six months ended December 31, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(4,010,074)	(1,700,473)	(146,916)	—	(5,857,463)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	50,000	(50,000)	870,465
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	14,619,361	4,729,061	1,108,662	110,000	20,567,084
Actual credits issued related to sales recorded in Fiscal 2008	(11,294,160)	(3,244,688)	(97,147)	(110,129)	(14,746,124)
Reserve Balance as of December 31, 2007	$3,964,605	$1,525,704	$1,027,912	$2,105	$6,520,326

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $18,326,417 at June 30, 2008 to $12,004,030 at December 31, 2008.  The increase in chargeback reserves between June 30, 2008 and December 31, 2008 was due primarily to an increase in inventory levels at wholesaler distribution centers. The significant decrease in the returns reserve balance was primarily the result of credits issued during the first half of Fiscal 2009 related to the returns of the Prenatal Multivitamin product shipped in Fiscal 2008.  It is our expectation that all of the product will be returned based on our inability to have the product specified as a brand equivalent, and information from our customers regarding their intentions to return the product.  As of December 31, 2008 approximately $8,627,000 of the return reserve was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $1,900,000 of Multivitamin returns reserve on the books at December 31, 2008.

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

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), the Company periodically reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired during the six months ended December 31, 2008, or the fiscal year ended June 30, 2008.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.

Research and Development — Research and development expenses are charged to operations as incurred.

Intangible Assets — In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP.  The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP.   During the quarter ended March 31, 2005, the Company recorded a non-cash impairment loss of approximately $46,093,000 in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets to reduce the carrying value of the intangible asset to its fair value of approximately $16,062,000 as of the date of the impairment.  As of June 30, and December 31, 2008, management concluded the intangible asset was correctly stated at fair value and, therefore, no further impairment was required.

The Company will incur annual amortization expense of approximately $1,785,000 for the intangible asset over the remaining term of the contract.   For each six month period ended December 31, 2008 and 2007, the Company incurred amortization expense of approximately $892,000.

Future annual amortization expense of the JSP intangible asset consists of approximately the following:

Fiscal Year Ending June 30,	Annual Amortization Expense
2009	$893,000
2010	1,785,000
2011	1,785,000
2012	1,785,000
2013	1,785,000
Thereafter	1,337,000
$9,370,000

On April 10, 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody. The consideration for the April 10, 2007 acquisition was approximately $4,438,000, which represented the fair value of the tangible net assets acquired. The agreement also required Lannett to issue to the sellers up to 120,000 shares of unregistered common stock of the Company contingent upon the receipt of a license from a regulatory agency.  This license was subsequently received in July 2008 and triggered the payment of 105,000 shares of Lannett stock to the former owners of Cody Labs, which was completed in October 2008.  Therefore, the Company has recorded an intangible asset related to the acquisition of a drug import license in the original amount of $581,200 to the Intangible Asset account and has recorded a corresponding Deferred Tax Liability in the amount of approximately $150,700 due to the non-deductibility of the amortization for tax purposes.  The Company has assigned a 15 year life to this intangible asset based on average life cycles of Lannett products.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the six months ended December 31, 2008 and 2007 was approximately $31,000 and $4,000, respectively.

Income Taxes - The Company uses the liability method specified by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”).  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/ (benefit) is the result of changes in deferred tax assets and liabilities.

Segment Information — The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131).  The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  In accordance with FAS 131, the Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and six months ended December 31, 2008 and 2007:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2008	2007	2008	2007

Migraine Headache	$2,429,000	$2,794,000	$4,748,000	$5,442,000
Epilepsy	204,000	848,000	884,000	1,972,000
Pre Natal Vitamin	4,559,000	—	4,559,000	—
Heart Failure	5,709,000	1,070,000	12,057,000	2,159,000
Thyroid Deficiency	12,202,000	9,593,000	23,668,000	18,685,000
Antibiotic	1,524,000	581,000	3,020,000	1,556,000
Antibacterial	9,000	1,798,000	1,194,000	3,529,000
Other	2,588,000	851,000	4,662,000	1,732,000

Total	$29,224,000	$17,535,000	$54,792,000	$35,075,000

Concentration of Market and Credit Risk - Six of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 43%, 22%, 8%, 9%, 1% and 2%, respectively of net sales for the six months ended December 31, 2008.  Those same products accounted for 53%, 6%, 0%, 8%, 8% and 6%, respectively, of net sales for the six months ended December 31, 2007.  For the three months ended December 31, 2008 and 2007, the same six products accounted for 42%, 20%, 16%, 8%, 2%, and 1%, and 55%, 6%, 0%, 8%, 8%, and 3%, respectively, of net sales.

Four of the Company’s customers accounted for 42%, 17%, 11%, and 13%, respectively, of net sales for the six months ended December 31, 2008, and 33%, 10%, 6%, and 6%, respectively, of net sales for the six months ended December 31, 2007.  For the three months ended December 31, 2008 and 2007, these customers accounted for 34%, 12%, 9%, and 8%, and 35%, 8%, 5%, and 7%, respectively, of net sales.  At December 31, 2008, these four customers accounted for 60% of the Company’s accounts receivable balances.  At June 30, 2008, these four customers accounted for 55% of the Company’s accounts receivable balances.

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

At December 31, 2008, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the Long-term Incentive Plan, or “LTIP”).  During the six months ended December 31, 2008, the Company awarded 30,000 shares of restricted stock under the LTIP which vested immediately.  Stock compensation expense of $ 101,400 was recognized during the three and six months ended December 31, 2008, related to these shares of restricted stock.

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

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2009	FY 2009	FY 2008	FY 2008
Risk-free interest rate	2.6%	2.5%	4.2%	4.2%
Expected volatility	59.4%	59.4%	56.0%	56.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average fair value at date of grant	$1.44	$1.41	$2.11	$2.11

Approximately 47,000 and zero options were issued under the LTIP during the three months ended December 31, 2008 and 2007, respectively.  Approximately 147,000 and 548,000 options were issued under the LTIP during the six months ended December 31, 2008 and 2007, respectively.  There were no shares under option that were exercised in the six months ended December 31, 2008 or 2007.  At December 31, 2008, there were 1,722,181 options outstanding.  Of those, 683,900 were options issued under the LTIP, 827,048 were issued under the 2003 Plan, and 211,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 7,690 shares under option having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with no shares under option having yet been exercised under that plan.

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

The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if forfeitures were affected by turnover that resulted from a business restructuring that is not expected to recur.  The forfeiture rate is 5% at December 31, 2008 and 2007. As the Company continues to grow, this rate is likely to change to match such changes in turnover and hiring rates. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.

The following table presents all share-based compensation costs recognized in our statements of operations as part of selling, general and administrative expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value
Share based compensation
Stock options	$219,193	248,176	437,993	$419,760
Employee stock purchase plan	$4,701	5,098	31,292	$14,867
Restricted stock	$43,007	42,889	187,413	$49,016
Tax benefit at statutory rate	$22,180	27,032	44,361	$54,064

Options outstanding that have vested and are expected to vest as of December 31, 2008 are as follows:

	Awards	Weighted -Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,107,070	$9.18	$200,453	6.1
Options expected to vest	584,355	$4.11	$656,937	8.8
Total vested and expected to vest	1,691,425	$7.43	$857,390	7.0

A summary of nonvested restricted stock award activity as of December 31, 2008 and changes during the six months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value per share
Nonvested at July 1, 2008	124,800	$502,944
Granted	30,000	$101,400
Vested	(68,602)	$(269,056)
Forfeited	(9,000)	$(36,270)
Nonvested at December 31, 2008	77,198	$311,108

A summary of award activity under the Plans as of December 31, 2008 and 2007, and changes during the six months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2008	991,267	$5.76			703,064	$10.16
Granted	109,002	$2.79			37,998	$2.80
Exercised	—	—			—	—
Forfeited or expired	94,150	$4.81			25,000	$5.02
Outstanding at December 31, 2008	1,006,119	$5.53	$680,495	7.7	716,062	$9.95	$176,895	6.1

Outstanding at December 31, 2008 and not yet vested	478,663	$4.04	$519,552	8.9	136,448	$4.38	$137,385	8.7
Exercisable at December 31, 2008	527,456	$6.89	$160,943	6.6	579,614	$11.26	$39,510	5.6

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2007	501,349	$7.48			617,982	$11.00
Granted	462,918	$4.03			85,082	$4.03
Exercised	—	—			—	—
Forfeited or expired	6,900	$5.67			—	—
Outstanding at December 31, 2007	957,367	$5.83	$4,680	8.5	703,064	$10.16		7.0

Outstanding at Decmeber 31, 2007 and not yet vested	647,919	$4.65		9.4	207,726	$5.28		9.0
Exercisable at December 31, 2007	309,448	$8.29	$4,680	6.5	495,338	$12.20		6.2

Options with a fair value of approximately $726,000 vested during the three months ended December 31, 2008.  As of December 31, 2008, there was approximately $1,466,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.4 years. As of December 31, 2007, there was approximately $2,260,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.

Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Earnings (Loss) per Common Share — SFAS No. 128, Earnings per Share, (“FAS 128”) requires a dual presentation of basic and diluted earnings per share on the face of the Company’s consolidated statement of operations and a reconciliation of the computation of basic earnings per share to diluted earnings per share.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method; such items would not be considered for diluted loss per share due to their antidilutive effects.  Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of FAS 128.  A reconciliation of the Company’s basic and diluted income (loss) per share follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
	Net Income	Shares	Net Loss	Shares	Net Income	Shares	Net Loss	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic income (loss) per share factors	$1,573,062	24,468,149	$(657,547)	24,183,044	$2,799,227	24,385,818	$(784,708)	24,179,344
Effect of potentially dilutive option and restricted stock plans	—	78,638	—	—	—	124,908	—	—
Diluted income (loss) per share factors	$1,573,062	24,546,787	$(657,547)	24,183,044	$2,799,227	24,510,726	$(784,708)	24,179,344

Basic income (loss) per share	$0.06		$(0.03)		$0.11		$(0.03)
Diluted income (loss) per share	$0.06		$(0.03)		$0.11		$(0.03)

The number of anti-dilutive shares that have been excluded in the computation of diluted income (loss) per share for the three and six months ended December 31, 2008 were 1,797,379 and 1,650,379, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted income (loss) per share for the three and six months ended December 31, 2007 were 1,869,695.

Note 3.  New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. In February, 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair value Measurements for Purposes of Lease Classification and Measurement under Statement 13 (“FSP FAS 157-1”) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-1 amends FAS 157 to remove certain leasing transactions from its scope.  FSP FAS 157-2 defers the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted the guidance of FAS 157 as it applies to our financial instruments on July 1, 2008.  The adoption of FAS 157 did not have a material impact on the company’s financial statements. Marketable securities represent the only item recorded on the Company’s balance sheets at fair value. Marketable securities are all classified as available-for-sale and values are derived solely from level 1 inputs. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued.  FSP FAS 157-3 did not impact our financial reporting as we do not hold any such assets.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”), which allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings.  FAS 159 is effective for our fiscal year beginning July 1, 2008. The adoption of FAS 159 did not have any impact on our consolidated financial statements as we have not elected to apply the fair value option to any of our financial assets and liabilities.

 In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for our fiscal year beginning July 1, 2008. EITF 07-3 requires non-refundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. As the guidance in EITF 07-03 is consistent with our existing policy, EITF 07-03 did not have any impact on our financial statements or related disclosures.

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

Inventories consist of the following:

	December 31, 2008	June 30, 2008

Raw materials	$4,666,911	$3,530,951
Work-in-process	3,032,800	1,034,360
Finished goods	5,630,146	6,767,718
Packaging supplies	632,671	284,229
	$13,962,528	$11,617,258

The preceding amounts are net of inventory reserves of $2,194,272 and $1,642,668 at December 31, 2008 and June 30, 2008, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation expense for financial reporting purposes is provided for by the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the three months ended December 31, 2008 and 2007 was approximately $833,000 and $986,000, respectively. Depreciation expense for the six months ended December 31, 2008 and 2007 was approximately $1,667,000 and $1,873,000, respectively.  Property, plant and equipment consist of the following:

		December 31,	June 30,
	Useful Lives	2008	2008
Land	—	$918,314	$918,314
Building and improvements	10 - 39 years	16,901,780	16,806,057
Machinery and equipment	5 - 10 years	21,717,851	21,434,375
Furniture and fixtures	5 - 7 years	837,262	837,262
		$40,375,207	$39,996,008
		(16,926,017)	(15,261,905)
		$23,449,190	$24,734,103

As of December 31, 2008, substantially all of the Company’s property, plant and equipment were pledged as collateral for the Company’s loans. See Note 9.

Note 6.  Investment Securities - Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

December 31, 2008

Available-for-Sale

			Gross
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government Agency	$2,024,653	$93,882	$—	$2,118,535
Corporate Bonds	149,924	5,954	—	155,878
Asset-Backed Securities	355,380	3,050	(21,014)	337,416
	$2,529,957	$102,886	$(21,014)	$2,611,829

June 30, 2008

Available-for-Sale

			Gross
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government Agency	$2,036,039	$48,059	$(9,854)	$2,074,244
Asset-Backed Securities	447,893	1,013	(23,015)	425,891
	$2,483,932	$49,072	$(32,869)	$2,500,135

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at December 31, and June 30, 2008 are summarized as follows:

	December 31, 2008		June 30, 2008
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$293,902	$304,036	$343,638	$354,155
Due after one year through five years	1,880,675	1,970,377	1,692,401	1,720,089
Due after five years through ten years	104,478	105,789	121,608	121,769
Due after ten years	250,902	231,627	326,285	304,122

Total available-for-sale securities	2,529,957	2,611,829	2,483,932	2,500,135
Less current portion	293,902	304,036	343,638	354,155

Long term available-for-sales securities	$2,236,055	$2,307,793	$2,140,294	$2,145,980

The Company uses the specific identification method to determine the cost of securities sold. For six months ended December 31, 2008 the Company had realized gains of $21,770 whereas for the six months ended December 31, 2007, the Company had realized losses of $9,150.

There were no securities held from a single issuer that represented more than 10% of shareholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of December 31, 2008:

December 31, 2008

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government Agency	0	$—	$—	$—	$—	$—	$—
Corporate Bonds	0	—	—	—	—	—	—
Asset-Backed Securities	4	—	—	131,996	(21,014)	131,996	(21,014)
Total tempory impaired investment securities	4	$—	$—	$131,996	$(21,014)	$131,996	$(21,014)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At December 31, 2008, there were approximately 4 out of 29 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

None of the Company’s investment securities was pledged as collateral for borrowings as of December 31, 2008.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Co. as of December 31, 2008) that bears interest at the prime interest rate less 0.25% (3.75% at December 31, 2008). The Company currently has $2,830,079 available under this line of credit.  The Company entered into a letter of credit in the amount of $520,000 of which $169,921 is outstanding as of December 31, 2008.  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  At June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  As of December 31, 2008, the Company was in compliance with all financial covenants under the agreement.

The Company is required to maintain and comply with a debt service coverage ratio of not less than 2 to 1 (to be measured quarterly).  Debt service coverage is defined as the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to the sum of interest expenses plus scheduled current maturities of long-term debt and current capitalized lease obligations.  The terms of the waiver received as of June 30, 2008 require the Company to at all times maintain deposit balances in excess of $3,500,000 with the Bank for the balance of the arrangement.  Additionally, the Company shall now pay to the Bank an availability fee equal to 0.50% per annum calculated daily, on the available but unused balance of the line of credit instead of the previous 0.25% per annum rate.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program As of December 31, 2008, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at December 31, 2008, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	December 31,	June 30,
	2008	2008
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,039,422	1,075,732
Pennsylvania Department of Community & Economic Development loan	233,515	283,475
Tax-exempt bond loan (PAID)	795,000	795,000
Equipment loan	240,390	400,653
SBA loan	157,411	183,750
First National Bank of Cody	1,717,152	1,740,224

Total debt	8,682,890	8,978,834
Less current portion	638,037	791,912

Long term debt	$8,044,853	$8,186,922

	December 31,	June 30,
	2008	2008
Current Portion of Long Term Debt
PIDC Regional Center, LP III loan	$—	$—
Pennsylvania Industrial Development Authority loan	74,051	73,132
Pennsylvania Department of Community & Economic Development loan	101,810	100,614
Tax-exempt bond loan (PAID)	115,000	115,000
Equipment loan	240,390	400,653
SBA loan	56,450	54,025
First National Bank of Cody	50,336	48,488

Total current portion of long term debt	$638,037	$791,912

The Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The Company is required to pay a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance is due and payable on January 1, 2011.

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2008 was 2.20%.

The Company entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remains outstanding at December 31, 2008 was the Equipment Loan which consists of a term loan with a term of five years and had an outstanding balance of $240,390 at December 31, 2008.  The terms of the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of specific financial liquidity and net worth ratios.  As of June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  As of December 31, 2008, the Company was in compliance with all financial covenants under the agreement.

The Company is required to maintain and comply with a debt service coverage ratio of not less than 2 to 1 (to be measured quarterly).  Debt service coverage is defined as the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to the sum of interest expenses plus scheduled current maturities of long-term debt and current capitalized lease obligations.  The terms of the waiver received as of June 30, 2008 require the Company to at all times maintain deposit balances in excess of $3,500,000 with the Bank for the balance of the arrangement.  Additionally, the Company shall now pay to the Bank an availability fee equal to 0.50% per annum calculated daily, on the available but unused balance of the line of credit instead of the previous 0.25% per annum rate.  The financing facilities under the 2003 Loan Financing bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.

The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.  The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits.  As of December 31, 2008, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 2.94%.

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

Long-term debt amounts due, for the twelve month periods ended December 31 are as follows:

Twelve Month Periods	Amounts Payable to Institutions

2009	$638,037
2010	4,921,501
2011	332,491
2012	275,501
2013	287,448
Thereafter	2,227,912
$8,682,890

Note 10.  Contingencies

In early June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. The case is currently in its discovery phase.  Recently the Court moved the trial date.  A jury trial is now scheduled to begin on March 23, 2009.  The Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court granted the motion and dismissed the complaint but gave Albion leave to file an amended complaint.  On January 20, 2009, Albion filed an amended complaint.  Lannett’s response to the amended complaint is due on March 3, 2009.  Lannett is no longer purchasing product from Albion.  If Albion were to prevail on its claims, it may be entitled to a reasonable royalty on the Lannett product that contained the Albion ingredient.  The Company believes that Albion’s claims have no merit and Lannett intends to vigorously defend the suit.

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

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 16.

In addition to the above, the Company has operating leases, expiring in 2008, for office equipment.

Rental and lease expense for the three months ended December 31, 2008 and 2007 was approximately $115,000 and $119,000, respectively.  Rental and lease expense for the six months ended December 31, 2008 and 2007 was approximately $225,000 and $230,000, respectively.

Contractual Obligations

The following table represents annual debt, lease and contractual purchase obligations as of December 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$8,682,890	$638,037	$5,253,992	$562,949	$2,227,912
Operating Leases	1,154,911	451,365	696,632	6,914	—
Purchase Obligations	115,717,500	19,911,250	43,145,000	46,661,250	6,000,000
Interest on Obligations	1,908,200	267,184	515,591	293,807	831,618
Total	$127,463,501	$21,267,836	$49,611,215	$47,524,920	$9,059,530

The purchase obligations above are due primarily to the agreement with Jerome Stevens Pharmaceuticals, Inc.  If the minimum purchase requirement is not met, Jerome Stevens has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If Jerome Stevens terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  If either party were to terminate the purchase agreement, there would be a significant impact on the operating cash flows of the Company from the termination.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Brian Kearns, Chief Financial Officer and Treasurer, Kevin Smith, Vice President of Sales and Marketing, and William Schreck, Vice President of Logistics, (the “Named Executives”).  Each of the

agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of the Named Executives are determined by the Board of Directors.  Additionally, the Named Executives are eligible to receive stock options and restricted shares, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policies regarding stock option grants.  Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between one year and three years.

Note 12.  Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised of unrealized gains on investment securities classified as available-for-sale.  The components of comprehensive income (loss) and related taxes consisted of the following as of December 31, 2008 and 2007:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
Other Comprehensive Income (Loss)
Net Income (Loss)	$1,573,062	$(657,547)	$2,799,227	$(784,708)
Unrealized Holding Gain on Securities	57,876	38,145	65,669	$61,543
Add: Tax savings at statutory rate	(23,150)	(14,528)	(26,268)	(24,617)

Total Other Comprehensive Income	34,726	23,617	39,401	36,926

Total Comprehensive Income (Loss)	$1,607,788	$(633,930)	$2,838,628	$(747,782)

Note 13.  Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2008 and 2007 were $75,000 and $85,000, respectively.  For the six months ended December 31, 2008 and 2007 the contributions to the Plan were $163,000 and $177,000, respectively.

Note 14.  Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of December 31, 2008, 154,727 shares have been issued under the ESPP.  Compensation expense of $4,701 and $5,098 has been recognized for the three months ended December 31, 2008 and 2007, respectively, relating to the ESPP. Compensation expense of

$31,292 and $14,867 has been recognized for the six months ended December 31, 2008 and 2007, respectively, relating to the ESPP.

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

The provision for federal, state and local income taxes for the three months ended December 31, 2008 and 2007 was a tax expense of approximately $925,000 and a tax benefit of approximately $160,000, respectively, with effective tax rates of 37% and 20%, respectively. The provision for income taxes for the six months ended December 31, 2008 and 2007 was a tax expense of approximately $1,845,000 and a tax benefit of approximately $206,000, respectively, with effective tax rates of 40% and 21%, respectively. The tax rate for the six month period ended December 31, 2008 is higher than the three month period ended December 31, 2008 due primarily to the IRS’s reestablishment of the R&D tax credit during the Company’s second quarter of 2009.  The effective tax rate for the three and six month periods ended December 31, 2007 was a lower benefit due primarily to no state NOLs being available for the Cody Lab losses.

On July 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The Company did not recognize any additional current or deferred income tax assets or liabilities as a result of the implementation of FIN 48.  As a result, the Company has not recorded any amount for unrecognized tax positions at December 31, 2008.

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

Note 16.  Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2008 and June 30, 2008 balance sheets are consolidated VIE assets of approximately $1.9 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.8 million at December 31, 2008 and June 30, 2008, respectively.

Cody LCI Realty LLC (“Realty”) is the only VIE that is consolidated with Lannett.  Realty has been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 joint venture between a former shareholder of Cody Labs and Lannett.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE.  The risks associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $15,000 per month.  All intercompany rent expense is eliminated upon consolidation with Cody.

The Company is not the primary beneficiary of any other variable interest entity.

Note 17.  Related Party Transactions

The Company had sales of approximately $384,000 and $251,000 during the six months ended December 31, 2008 and 2007, respectively, to a distributor (the “related party”) owned by Jeffrey Farber. Mr. Jeffrey Farber is a member of the Board of Directors and acting Chairman, as well as the son of William Farber, who is the Chairman of the Board (but currently out on medical leave) and principal shareholder of the Company.  Accounts receivable includes amounts due from the related party of approximately $70,000 and $125,000 at December 31, 2008 and 2007, respectively.  In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset and will test this asset for impairment on a quarterly basis.  Arthur Bedrosian, President of the Company, Inc. was formerly the President and Chief Executive Officer and currently owns 100% of Pharmeral, Inc.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.  In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett, under Lannett’s current ownership structure.  Should Lannett undergo a major change in control where a third party is involved, this royalty would be reinstated.

As of December 31, 2008, the Company had approximately $644,000 of deferred revenue, representing payments received from Provell Pharmaceuticals, LLC (“Provell”) for inventory purchased from Lannett. The Company recognized revenue of approximately $311,000 during the quarter ended December 31, 2008.  Accounts receivable includes amounts due from the related party of approximately $104,000 at December 31, 2008.  Provell is a joint venture to distribute pharmaceutical products through mail order outlets.  Lannett was originally given a 33% ownership of this venture in exchange for access to Lannett’s drug providers.  This ownership was recently decreased to 25% due to the additional issuance of shares by Provell in which Lannett did not participate. The investment is valued at zero, due to losses incurred to date by Provell.

Note 18.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 65% and 69% of the Company’s inventory purchases during the three and six month periods ended December 31, 2008 and 65% and 66% during the three and six month periods ended December 31, 2007, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of December 31, 2008, JSP has not exercised the nomination provision of the agreement.

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005 as discussed above in Note 2 Summary of Significant Accounting Policies – Intangible Assets for additional disclosure and discussion of this impairment.

Other agreements:

In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States.  Purchases of finished goods inventory from this provider accounted for approximately 6% and 0% of the Company’s inventory purchases during the three and six month periods ended December 31, 2008.  Purchases of finished goods inventory from this provider accounted for approximately 16% and 17% of the Company’s inventory purchases during the three and six month periods ended December 31, 2007. The term of the agreement was three years, beginning on August 22, 2005 and continuing through August 21, 2008.  Following its expiration on August 21, 2008, the agreement was not renewed.

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

This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances. We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made. Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Consolidation of Variable Interest Entity – The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the December 31, 2008 and June 30, 2008 balance sheets are consolidated VIE assets of approximately $1.9 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.8 million at December 31, 2008 and June 30, 2008, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2008 and 2007:

For the six months ended December 31, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(3,635,348)	(428,739)	(10,428,254)	—	(14,492,341)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	16,588,951	5,662,865	2,146,732	140,828	24,539,376
Actual credits issued related to sales recorded in Fiscal 2009	(12,105,256)	(4,138,238)	—	(125,928)	(16,369,422)
Reserve Balance as of December 31, 2008	$4,897,754	$1,728,202	$5,363,174	$14,900	$12,004,030

For the six months ended December 31, 2007

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(4,010,074)	(1,700,473)	(146,916)	—	(5,857,463)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	50,000	(50,000)	870,465
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	14,619,361	4,729,061	1,108,662	110,000	20,567,084
Actual credits issued related to sales recorded in Fiscal 2008	(11,294,160)	(3,244,688)	(97,147)	(110,129)	(14,746,124)
Reserve Balance as of December 31, 2007	$3,964,605	$1,525,704	$1,027,912	$2,105	$6,520,326

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $18,326,417 at June 30, 2008 to $12,004,030 at December 31, 2008.  The increase in chargeback reserves between June 30, 2008 and December 31, 2008 was primarily due to an increase in inventory levels at wholesaler distribution centers. The significant decrease in the returns reserve balance was primarily the result of credits issued during the first half of Fiscal 2009 related to the returns of the Prenatal Multivitamin product shipped in Fiscal 2008.  It is our expectation that all of the product will be returned based on our inability to have the product specified as a brand equivalent, and information from our customers regarding their intentions to return the product.  As of December 31, 2008 approximately $8,627,000 of the return reserve was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date.

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

The rates of reserves will vary, as well as the category under which the credit falls.  This variability comes about when the Company is working with indirect customers to compete with the pricing of other generic companies.  The Company has improved its computer systems in order to improve the accuracy of tracking and processing chargebacks and rebates and will continue to look at ways for further improvements.  Improvements to automate calculation of reserves will not only reduce the potential for human error, but also will result in more in-depth analysis and improved customer interaction for resolution of open credits.

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.  The decrease of reserves to $12,004,030 at December 31, 2008 from $18,326,417 at June 30, 2008 is due to the timing of credits being processed by the customers and by the Company.  Approximately $14,492,000 or 79% of the reserve balance from June 30, 2008 has been processed through the first half of Fiscal 2009.  Approximately $8,627,000 of that amount relates to credits issued due to the return by customers of the Prenatal Multivitamin product through December 31, 2008.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

	Six months ended 12/31/08	Fiscal Year ended 6/30/08	Six months ended 12/31/07
Net DSO (in days)	54	65	84
Gross DSO (in days)	60	70	76

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

The Company’s payment terms are consistent with the generic pharmaceutical industry at 60 days for payment from all customers, including wholesalers.  Net DSO for the second quarter of Fiscal 2009, net of rebates and chargebacks, decreased as a result of timing of return credits being taken by certain customers.  At December 31, 2008 a significant portion of the credits applied to customer accounts have not been deducted.  This caused net accounts receivable to be artificially low. Approximately $2,452,000 of multivitamin credits are affected by this timing difference, if the amount was added back to the accounts receivable balance the Net DSO calculation would be 60 days, which is consistent with expectation.  Management expects the DSO calculation normal levels to be 60 to 70 days.  Significant variances greater or less than this range are reviewed and, if necessary, action is taken.

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

Share-based Compensation — Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (123(R)) was adopted effective July 1, 2005.  Share-based compensation cost is measured using the Black-Scholes option pricing model.  The following table highlights relevant stock-option plan information for the six months ended:

	December 31, 2008	December 31, 2007
Share based compensation expense
Stock options	$438,000	$420,000
Employee stock purchase plan	$31,000	$15,000
Restricted stock	$187,000	$49,000
Total compensation cost related to non-vested awards not yet recognized	$1,466,000	$2,260,000
Weighted average period over which it is to be recognized	1.4 years	1.7 years

Results of Operations - Three months ended December 31, 2008 compared with three months ended December 31, 2007

Net sales for the three months ended December 31, 2008 (“Fiscal 2009”) increased 67% to $29,224,000 from $17,535,000 for the three months ended December 31, 2007 (“Fiscal 2008”). The increase was primarily due to increases in demand for Lannett’s products used for the treatment of congestive heart failure and thyroid deficiency.  The increase can also be attributed to the initial sales of $4,559,000 of our prenatal vitamins launched during our second quarter of Fiscal 2009. The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  Several recent FDA approvals have resulted in more sales of new products in the current fiscal year compared to the prior fiscal year.  The 67% sales increase of $11,689,000 is primarily due to the following significant causes on existing products:

Medical indication	Sales volume change %	Sales price change %
Congestive Heart Failure	302%	34%
Antibiotics	5%	-45%
Thyroid	26%	- 7%
Migraine Headache	-6%	- 7%

Drugs for the treatment of congestive heart failure experienced a large increase in sales price and volume.  Thyroid drugs changes were due to the acquisition of new customers at better prices.  These changes may not be indicative of the full year sales change.

The increase in product sales can be attributed primarily to three products.  Sales of drugs for the treatment of congestive heart failure increased by approximately $4,639,000 in the second quarter of Fiscal 2009 compared to the second quarter of Fiscal 2008 due to a product recall by one of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $2,609,000.  This increase was due to an increase in sales to one large existing retail chain customer, and one existing major wholesaler. The increase can also be contributed to the initial sales of our prenatal vitamins discussed above.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
Customer Category	2008	2007

Wholesaler/ Distributor	$11,768,000	$7,497,000
Retail Chain	16,176,000	8,983,000
Mail-Order Pharmacy	1,164,000	925,000
Private Label	116,000	130,000

Total	$29,224,000	$17,535,000

The sales to all customer categories except private label increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales excluding amortization of intangibles and royalties for the second quarter increased 40% to $17,712,000 in Fiscal 2009 from $12,619,000 in Fiscal 2008.  The increase is due to the 67% increase in sales.  Gross profit margins (excluding amortization of intangible assets and product royalty expense) for the second quarter of Fiscal 2009 and Fiscal 2008 were 38% and 28%, respectively. Gross profit percentage increased due to strong profit margins on the new prenatal vitamin, increased margins for our congestive heart failure medication, and the overall fixed nature of some production costs versus the 67% increase in revenues.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.  In the current period, the Company has changed the presentation of amortization of intangibles and product royalty expenses, in order to comply with the SEC’s Staff Accounting Bulletin Topic 11-B (SAB 11-B).  SAB 11-B gives guidance on presentation of depreciation and depletion.  Specifically, the SEC states “To avoid placing undue emphasis on “cash flow,” depreciation, depletion and amortization should not be positioned in the income statement in a manner which results in reporting a figure for income before depreciation.”  Management has presented amortization and product royalties prior to gross profit in order to align the financial reporting with this SEC guidance.  Prior periods have been reclassified to be consistent with the current presentation.

Amortization expense for the intangible asset for each of the three months ended December 31, 2008 and 2007 was approximately $446,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.  For the remaining five and a half years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

Research and development (“R&D”) expenses in the second quarter increased 95% to $1,841,000 for Fiscal 2009 from $946,000 for Fiscal 2008.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the second quarter increased 57% to $6,675,000 in Fiscal 2009 from $4,255,000 in Fiscal 2008.  The increase is primarily due to litigation expenses related to the current patent challenge with KV Pharmaceuticals, as well as increases in other legal, accounting and professional services compared to the same period in Fiscal 2008. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

The Company’s interest expense in the second quarter increased to $117,000 in Fiscal 2009 from $92,000 in Fiscal 2008 primarily due to interest incurred on an open letter of credit used to purchase raw materials from a new vendor.  Interest income in the second quarter increased to $92,000 in Fiscal 2009 from $49,000 in Fiscal 2008 due to interest received on an income tax refund.

The Company had income tax expense in the second quarter of 2009 of $925,000 compared to a benefit of $160,000 in the second quarter of Fiscal 2008 due to a net loss before income taxes in 2008.  The tax rate for the three months ended December 31, 2008 is 37%, compared to 20% for the three months ended December 31, 2007.  The difference is due to the IRS’s reestablishment of the R&D tax credit during the Company’s second quarter of 2009.  The effective tax rate for the three months ended December 31, 2007 was a lower benefit due primarily to no state Net Operating Losses available for the Cody Lab.

The Company reported net income of approximately $1,573,000 in the second quarter of Fiscal 2009, or $0.06 basic and diluted net income per share, as compared to a net loss of approximately $658,000 in the second quarter Fiscal 2008, or ($0.03) basic and diluted loss per share.

Results of Operations - Six months ended December 31, 2008 compared with six months ended December 31, 2007

Net sales for the six months ended December 31, 2008 (“Fiscal 2009”) increased 56% to $54,792,000 from $35,075,000 for the six months ended December 31, 2007 (“Fiscal 2008”). The increase was primarily due to increases in demand for Lannett’s products used for the treatment of congestive heart failure, and thyroid deficiency.  The increase can also be attributed to the initial sales of $4,559,000 of our prenatal vitamins launched during our second quarter of Fiscal 2009. The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  Several recent FDA approvals have resulted in more sales of new products in the current fiscal year compared to the prior fiscal year.  The 56% sales increase of $19,717,000 is primarily due to the following significant causes:

Medical indication	Sales volume change %	Sales price change %
Congestive Heart Failure	343%	28%
Antibiotics	84%	40%
Thyroid	30%	- 3%
Migraine Headache	2%	- 11%

Drugs for the treatment of congestive heart failure experienced a large increase in sales price and volume.  Thyroid drugs changes were due to the acquisition of new customers at better prices.  These changes may not be indicative of the full year sales change.

The increase in product sales can be attributed primarily to three products.  Sales of drugs for the treatment of congestive heart failure increased by approximately $9,899,000 for the six months ended December 31, 2008 compared to December 31, 2007 due to a product recall by one of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $4,983,000.  This increase was due to an increase in sales to one large existing retail chain customer, and one existing major wholesaler/distributor.  For the six months ended December 31, 2008, the company had sales of $4,559,000 of the prenatal vitamins.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the six months ended December 31, 2008 and 2007:

	Six Months Ended December 31,
Customer Category	2008	2007

Wholesaler/ Distributor	$23,608,000	$15,624,000
Retail Chain	28,151,000	17,015,000
Mail-Order Pharmacy	2,800,000	2,181,000
Private Label	233,000	255,000

Total	$54,792,000	$35,075,000

The sales to all customer categories except private label increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales excluding amortization of intangibles and royalty expense for the six months ended December 31, 2008 increased 39% to $33,833,000 in Fiscal 2009 from $24,412,000 in Fiscal 2008.  The increase is primarily due to the 56% increase in sales.  Gross profit margins for the six months ended December 31, 2008 and 2007 were 37% and 27%, respectively. Gross profit percentage increased due to strong profit margins on the new prenatal vitamin, a decrease in product royalty expenses, an increase in the margin for congestive heart failure medication, and the overall fixed nature of some production costs versus the 56% increase in revenues.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.  In the current period, the Company has changed the presentation of amortization of intangibles and product royalty expenses, in order to comply with the SEC’s Staff Accounting Bulletin Topic 11-B (SAB 11-B).  SAB 11-B gives guidance on presentation of depreciation and depletion.  Specifically, the SEC states “To avoid placing undue emphasis on “cash flow,” depreciation, depletion and amortization should not be positioned in the income statement in a manner which results in reporting a figure for income before depreciation.”  Management has presented amortization and product royalties prior to gross profit in order to align the financial reporting with this SEC guidance.  Prior periods have been reclassified to be consistent with the current presentation.

Amortization expense for the intangible asset for the six months ended December 31, 2008 and 2007 was approximately $892,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.  For the remaining five and a half years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

Research and development (“R&D”) expenses for the six months increased 68% to $3,704,000 for Fiscal 2009 from $2,198,000 for Fiscal 2008.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses for the six months increased 41% to $11,624,000 in Fiscal 2009 from $8,235,000 in Fiscal 2008.  The increase is primarily due to litigation expenses related to the current patent challenge with KV Pharmaceuticals, as well as increases in other legal, accounting and professional services compared to the same period in Fiscal 2008. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

The Company’s interest expense in the six months ended December 31, 2008 decreased to $184,000 from $196,000 in the six months ended December 31, 2007 primarily due to lower levels of long-term debt.  Interest income in the six months ended December 31, 2008 increased to $138,000 from $106,000 in the six months ended December 31, 2007 due to interest income received on a large income tax refund.

The Company had income tax expense in the six months ended December 31, 2008 of $1,845,000 compared to a benefit of $206,000 in the six months ended December 31, 2007 due to a net loss before income taxes in the 2008 fiscal period.  The tax rate for the six months ended December 31, 2008 is 40%, compared to 21% for the six months ended December 31, 2007.  The difference is primarily due to permanent differences between tax and book income and loss during each period primarily from the non-deductible portion of the Stock Compensation

Expense.  The effective tax rate for the six months ended December 31, 2007 was a lower benefit due to no state Net Operating Losses available for the Cody Lab losses.

The Company reported net income of approximately $2,799,000 in the first six months of Fiscal 2009, or $0.11 basic and diluted net income per share, as compared to a net loss of approximately $785,000 in the first six months of Fiscal 2008, or ($0.03) basic and diluted loss per share.

Liquidity and Capital Resources

The Company has historically financed its operations by cash flow from operations.  At December 31, 2008, working capital was $31,601,000, as compared to $25,945,000 at June 30, 2008, an increase of $5,656,000.  Net cash provided by operating activities of $6,899,000 in the first six months of Fiscal 2009 is due to net income of $2,799,000, adjustments for the effects of non-cash items of $6,180,000 and a net decrease in cash from changes in operating assets and liabilities of $2,080,000.  Significant changes in operating assets and liabilities are comprised of:

•                  A decrease in trade accounts receivable of $1,097,000 due to collection of significant receivables outstanding at June 30, 2008 related to sales of multivitamins for which related reserves were accrued, but have not yet been taken by all of the Company’s customers, partially offset by the increase in the receivables balance due to increased sales.

•                  A decrease in inventories of $2,345,000 due to the launch of several products during Fiscal 2009 for which inventory had been purchased by June 30, 2008.

•                  A decrease in accounts payable of $501,000 due to the timing of payments at the end of the month.

•                  An increase in accrued expenses due to the accrual of significant patent litigation expenses incurred in the second quarter of Fiscal 2009.

The net cash used in investing activities of $442,000 for the six months ended December 31, 2008 was due primarily to the purchases of fixed assets during the period.

The net cash used in financing activities of $258,000 for the six months ended December 31, 2008 was due primarily to the repayment of debt during the period.

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of December 31, 2008 for the subsequent twelve month periods:

Twelve	Amounts Payable
Month Periods	to Institutions

2009	$638,037
2010	4,921,501
2011	332,491
2012	275,501
2013	287,448
Thereafter	2,227,912

$8,682,890

The following table represents annual debt, lease and contractual purchase obligations as of December 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years

Long-Term Debt	$8,682,890	$638,037	$5,253,992	$562,949	$2,227,912
Operating Leases	1,154,911	451,365	696,632	6,914
Purchase Obligations	115,717,500	19,911,250	43,145,000	46,661,250	6,000,000
Interest on Obligations	1,908,200	267,184	515,591	293,807	831,618
Total	$127,463,501	$21,267,836	$49,611,215	$47,524,920	$9,059,530

Purchase obligations primarily relate to the Company’s agreement with Jerome Stevens Pharmaceuticals, Inc.  See further description in Note 18 to the Consolidated Financial Statements.

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Co. as of December 31, 2008) that bears interest at the prime interest rate less 0.25% (3.75% at December 31, 2008). The Company currently has $2,830,079 available under this line of credit.  The Company entered into a letter of credit in the amount of $520,000 of which $169,921 is outstanding as of December 31, 2008.  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  At June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  As of December 31, 2008, the Company was in compliance with all financial covenants under the agreement.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.  As of December 31, 2008, the Company is in compliance with all financial covenants under the agreement.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. Through December 31, 2008, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant fund.  Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company’s short-term or long-term liquidity or financial condition.

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

The Company signed supply and/or development agreements with Azad Pharma AG, of Switzerland, ,Wintac Limited of India, Cerovene, Inc. of the United States, Swiss Caps AG of Switzerland and Banner Pharmacaps of the United States, and is in negotiations with companies in Israel and China for similar new product initiatives, in which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates. The Equipment Loan, amounting to $240,390 at December 31, 2008, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points. In addition, the Company has a $3 million line of credit from Wachovia Bank, N.A. that bears interest at the prime interest rate less 0.25% (3.75% at December 31, 2008). The line of credit was renewed and extended to November 30, 2009. The line of credit is collateralized by substantially all of the Company’s assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that has materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In early June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. The case is currently in its discovery phase .  Recently the Court moved the trial date.  A jury trial is now scheduled to begin on March 23, 2009.  The Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court granted the motion and dismissed the complaint but gave Albion leave to file an amended complaint.  On January 20, 2009, Albion filed an amended complaint.   Lannett’s response to the amended complaint is due on March 3, 2009.  Lannett is no longer purchasing product from Albion.  If Albion were to prevail on its claims, it may be entitled to a reasonable royalty on the Lannett product that contained the Albion ingredient.  The Company believes that Albion’s claims have no merit and Lannett intends to vigorously defend the suit.

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

LANNETT COMPANY, INC.

Dated: February 11, 2009	By:	/s/ Brian Kearns
Brian Kearns
Vice President of Finance, Treasurer and
Chief Financial Officer

Dated: February 11, 2009	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith