Form 10-Q
period 2009-03-31
LANNETT CO INC
filed 2009-05-12
CIK 57725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the registrant’s common Stock, as of the latest practical date.

Class	Outstanding as of May 8, 2009
Common stock, par value $0.001 per share	24,514,696 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31, 2009	June 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$15,435,756	$6,256,712
Short term investments	—	354,155
Trade accounts receivable (net of allowance of $178,958 and $207,151, respectively)	29,215,192	34,114,982
Inventories, net	16,031,235	11,617,258
Interest receivable	129,459	51,781
Prepaid taxes	1,156,472	1,598,937
Deferred tax assets	4,150,938	6,997,935
Other current assets	985,517	591,415
Total Current Assets	67,104,569	61,583,175

Property, plant and equipment	40,551,276	39,996,008
Less accumulated depreciation	(17,761,680)	(15,261,905)
	22,789,596	24,734,103

Construction in progress	482,340	458,046
Investment securities - available for sale	1,486,772	2,145,980
Intangible assets - net of accumulated amortization	9,577,063	10,361,835
Deferred tax assets	13,997,628	14,200,771
Other assets	168,269	195,354
Total Assets	$115,606,237	$113,679,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$16,109,987	$13,085,772
Accrued expenses	4,447,679	2,451,783
Deferred revenue	19,329	982,668
Current portion of long-term debt	503,469	791,912
Rebates, chargebacks and returns payable	11,172,174	18,326,417
Total Current Liabilities	32,252,638	35,638,552

Long-term debt, less current portion	7,886,439	8,186,922
Unearned grant funds	500,000	500,000
Other long-term liabilities	47,862	32,001
Total Liabilities	40,686,939	44,357,475

Commitments and contingencies, See notes 10 and 11
Minority interest in Cody LCI Realty, LLC, net of taxes	86,685	50,309

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,506,471 and 24,283,963 shares, respectively	24,506	24,284
Additional paid in capital	75,951,216	74,497,100
Accumulated deficit	(676,971)	(4,790,680)
Accumulated other comprehensive income	23,036	9,722
	75,321,787	69,740,426
Less: Treasury stock at cost - 82,228 and 74,970 shares, respectively	(489,174)	(468,946)
TOTAL SHAREHOLDERS’ EQUITY	74,832,613	69,271,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,606,237	$113,679,264

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	$28,761,316	$16,579,512	$83,553,341	$51,654,484
Cost of sales	16,564,244	12,276,526	50,396,809	36,688,446
Amortization of intangible assets	446,167	446,166	1,338,500	1,338,498
Product royalties	143,877	(40,674)	186,874	196,672

Gross profit	11,607,028	3,897,494	31,631,158	13,430,868

Research and development expenses	1,981,338	1,516,904	5,685,168	3,715,334
Selling, general, and administrative expenses	7,491,583	4,222,103	19,116,199	12,457,030
Gain on sale of assets	38,472	—	60,481	—

Operating income (loss)	2,172,579	(1,841,513)	6,890,272	(2,741,496)

Other income (expense):
Interest income	77,954	45,239	215,604	170,967
Interest expense	(75,417)	(75,025)	(259,057)	(291,146)
	2,537	(29,786)	(43,453)	(120,179)

Income (loss) before income tax expense (benefit) and minority interest	2,175,116	(1,871,299)	6,846,819	(2,861,675)

Income tax expense (benefit)	851,310	(615,454)	2,696,733	(821,122)
Minority interest in Cody LCI Realty, LLC, net of taxes	(9,324)	—	(36,377)	—

Net income (loss)	$1,314,482	$(1,255,845)	$4,113,709	$(2,040,553)

Basic income (loss) per common share	$0.05	$(0.05)	$0.17	$(0.08)
Diluted income (loss) per common share	$0.05	$(0.05)	$0.17	$(0.08)

Basic weighted average number of shares	24,502,629	24,268,449	24,424,187	24,208,830
Diluted weighted average number of shares	24,756,041	24,268,449	24,524,822	24,208,830

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional			Accum. Other
	Shares		Paid-in	Accumulated	Treasury	Other Comp.	Shareholders’
	Issued	Amount	Capital	Deficit	Stock	Income	Equity

Balance, June 30, 2008	24,283,963	$24,284	$74,497,100	$(4,790,680)	$(468,946)	$9,722	$69,271,480

Exercise of stock options	7,800	8	33,714	—	—	—	33,722

Shares issued in connection with employee stock purchase plan	41,106	41	82,054	—	—	—	82,095
Share based compensation
Restricted stock	—	—	129,021	—	—	—	129,021
Stock options	—	—	731,286	—	—	—	731,286
Employee stock purchase plan	—	—	70,315	—	—	—	70,315
Shares issued in connection with restricted stock grant	68,602	68	101,331	—	—	—	101,399
Shares issued for contingent consideration for Cody Labs Acquisition	105,000	105	430,395	—	—	—	430,500
Stock options repurchased	—	—	(124,000)	—	—	—	(124,000)
Purchase of treasury stock	—	—	—	—	(20,228)	—	(20,228)
Other comprehensive income, net of income tax	—	—	—	—	—	13,314	13,314
Net income	—	—	—	4,113,709	—	—	4,113,709

Balance, March 31, 2009	24,506,471	$24,506	$75,951,216	$(676,971)	$(489,174)	$23,036	$74,832,613

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$4,113,709	$(2,040,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,868,662	3,745,611
Deferred tax expense	2,890,589	(821,183)
Stock compensation expense	930,622	768,922
Restricted stock grant	101,399	300,090
Other noncash expenses	15,859	11,418
Gain on sale of assets	(60,481)	—
Minority interest in Cody LCI Realty LLC, net of taxes	36,377	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(4,607,629)	989,194
Inventories	(4,413,977)	2,500,069
Prepaid taxes	442,465	—
Prepaid expenses and other assets	(444,695)	(41,362)
Accounts payable	3,024,215	(959,458)
Accrued expenses	4,225,072	(1,021,108)
Deferred revenue	(963,339)	(460,804)
Net cash provided by operating activities	9,158,848	2,970,836

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(583,762)	(2,052,276)
Proceeds from sale of fixed assets	1,500	—
Proceeds from sale of investment securities - available for sale	7,075,041	1,520,198
Purchase of investment securities - available for sale	(5,979,246)	(600,605)
Net cash provided by (used in) investing activities	513,533	(1,132,683)

FINANCING ACTIVITIES:
Repayments of debt	(588,926)	(443,214)
Proceeds from issuance of stock	115,817	86,115
Purchase of treasury stock	(20,228)	(74,376)
Net cash used in financing activities	(493,337)	(431,475)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,179,044	1,406,678

CASH AND CASH EQUIVLAENTS, BEGINNING OF PERIOD	6,256,712	5,192,341

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,435,756	$6,599,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

Interest paid	$149,640	$97,114
Income taxes paid	$250,000	$—
Lannett stock issued - acquisition of Cody Labs’ DEA license	$581,175	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, Lannett Holdings, Inc. and Cody Laboratories, Inc. (“Cody”).  Cody includes the consolidation of Cody LCI Realty, LLC, a variable interest entity.  See Note 16 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

Reclassifications - The June 30, 2008 Consolidated Balance Sheet, the Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and the Consolidated Statement of Cash Flows for the nine months ended March 31, 2008 have been reclassified to conform to the current year presentation.

Revenue Recognition - The Company recognizes revenue when its products are shipped.  At this point, title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  Accruals for these provisions are presented in the consolidated financial statements as rebates, chargebacks and returns payable and reductions to net sales. The change in the reserves for various sales adjustments may not be proportionally equal to the change in sales because of changes in both the product and the customer mix. Increased sales to wholesalers will generally require additional accruals as they are the primary recipient of chargebacks and rebates. Incentives offered to secure sales vary from product to product. Provisions for estimated rebates and promotional credits are estimated based upon contractual terms.  Provisions for other customer credits, such as price adjustments, returns, and chargebacks, require management to make subjective judgments on customer mix. Unlike branded innovator drug companies, Lannett does not use information about product levels in distribution channels from third-party sources, such as IMS and NDC Health, in estimating future returns and other credits. Lannett calculates a chargeback/rebate rate based on contractual terms with its customers and applies this rate to customer sales.  The only variable is customer mix, and this assumption is based on historical data and sales expectations.

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

Returns — Consistent with industry practice, the Company has a product returns policy that allows customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms.  While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns.  The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves.  Generally, the reserve for returns increases as net sales increase.  The reserve for returns is included in the rebates, chargebacks and returns payable account on the balance sheet.

Other Adjustments — Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates, chargebacks and returns payable account on the balance sheet.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2009 and 2008:

For the nine months ended March 31, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(3,930,992)	(632,314)	(12,246,259)	—	(16,809,565)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	24,342,932	8,498,516	3,441,427	208,649	36,491,524
Actual credits issued related to sales recorded in Fiscal 2009	(19,914,114)	(6,754,177)	—	(167,911)	(26,836,202)
Reserve Balance as of March 31, 2009	$4,547,233	$1,744,339	$4,839,864	$40,738	$11,172,174

For the nine months ended March 31, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(4,429,923)	(1,741,804)	(146,917)	—	(6,318,644)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	50,000	(50,000)	870,465
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	17,985,506	6,240,517	2,200,267	473,423	26,899,713
Actual credits issued related to sales recorded in Fiscal 2008	(14,721,493)	(4,988,844)	(805,702)	(473,552)	(20,989,591)
Reserve Balance as of March 31, 2008	$3,483,568	$1,251,673	$1,410,961	$2,105	$6,148,307

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $18,326,417 at June 30, 2008 to $11,172,174 at March 31, 2009. The significant decrease in the returns reserve balance was primarily the result of credits issued during the first nine months of Fiscal 2009 related to the returns of the Prenatal Multivitamin product shipped in Fiscal 2008.  It is our expectation that all of the product will be returned based on our inability to have the product specified as a brand equivalent, and information from our customers regarding their intentions to return the product.  As of March 31, 2009 approximately $9,507,000 of the return reserve was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $1,038,000 of Multivitamin returns reserve on the books at March 31, 2009.

The increase in chargeback reserves between June 30, 2008 and March 31, 2009 was due primarily to an increase in inventory levels at wholesaler distribution centers.

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

Cash and cash equivalents — The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates market value, and consist of certificates of deposit that are readily converted to cash.

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

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  In accordance with Financial Accounting Standards Board (“FASB”) Staff Position Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), the Company reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired during the nine months ended March 31, 2009, or the fiscal year ended June 30, 2008.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in Cost of Sales.

Research and Development — Research and development expenses are charged to operations as incurred.

Intangible Assets — In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP.  The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP.  During the quarter ended March 31, 2005, the Company recorded a non-cash impairment loss of approximately $46,093,000 in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets to reduce the carrying value of the intangible asset to its fair value of approximately $16,062,000 as of the date of the impairment.  As of March 31, 2009 and June 30, 2008, management concluded the carrying value of the intangible asset was less than its fair value and, therefore, no further impairment was required.

The Company will incur annual amortization expense of approximately $1,785,000 for the intangible asset over the remaining term of the contract.  For each nine month period ended March 31, 2009 and 2008, the Company incurred amortization expense of approximately $1,338,000.

Future annual amortization expense of the JSP intangible asset consists of approximately the following:

Fiscal Year Ending June 30,	Annual Amortization Expense
2009	$447,000
2010	1,785,000
2011	1,785,000
2012	1,785,000
2013	1,785,000
Thereafter	1,337,000
$8,924,000

On April 10, 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody. The consideration for the April 10, 2007 acquisition was approximately $4,438,000, which represented the fair value of the tangible net assets acquired. The agreement also required Lannett to issue to the sellers up to 120,000 shares of unregistered common stock of the Company contingent upon the receipt of a license from a regulatory agency.  This license was subsequently received in July 2008 and triggered the payment of 105,000 shares of Lannett stock to the former owners of Cody Labs, which was completed in October 2008.  Therefore, the Company has recorded an intangible asset related to the acquisition of a drug import license in the original amount of $581,175 to the Intangible Asset account and has recorded a corresponding Deferred Tax Liability in the amount of approximately $150,700 due to the non-deductibility of the amortization for tax purposes.  The Company has assigned a 15 year life to this intangible asset based on average life cycles of Lannett products.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In May 2008, the Company and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett, under Lannett’s current ownership structure.  Should Lannett undergo a major change in control where a third party is involved, this royalty would be reinstated.

In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the nine months ended March 31, 2009 and 2008 was approximately $41,000 and $5,000, respectively.

Income Taxes - The Company uses the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FAS 109”).  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.

Segment Information — The Company reports segment information in accordance with Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”).  The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  In accordance with FAS 131, the Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and nine months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2009	2008	2009	2008

Migraine Headache	$2,483,000	$2,373,000	$7,230,000	$7,815,000
Epilepsy	518,000	816,000	1,402,000	2,787,000
Pre Natal Vitamin	4,890,000	—	9,449,000	—
Heart Failure	3,938,000	1,004,000	15,995,000	3,164,000
Thyroid Deficiency	11,710,000	9,288,000	35,378,000	27,974,000
Antibiotic	1,493,000	846,000	4,514,000	2,402,000
Antibacterial	9,000	1,447,000	1,202,000	4,976,000
Other	3,720,000	806,000	8,383,000	2,536,000

Total	$28,761,000	$16,580,000	$83,553,000	$51,654,000

Concentration of Market and Credit Risk - Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 42%, 11%, 19%, 9% and 3%, respectively of net sales for the nine months ended March 31, 2009.  Those same products accounted for 54%, 0%, 6%, 15% and 4% respectively, of net sales for the nine months ended March 31, 2008.  For the three months ended March 31, 2009 and 2008, the same five products accounted for 41%, 17%, 14%, 9% and 3%, and 56%, 0%, 6%, 14%, and 4%, respectively, of net sales.

During Lannett’s third quarter of 2009, the brand version of the Prenatal vitamin was removed from the marketplace.  It is expected that, due to the lack of selling activities by the branded drug company, Lannett will experience a decline in sales for its generic product.  Additionally, the Company entered into a settlement agreement with this brand drug company related to the outstanding litigation between the two companies.  Pursuant to the settlement, the Company will receive a license to sell the generic version of the drug and will become an authorized generic provider.  Lannett will cease offering its prenatal product if and when the brand is restored to the marketplace.

Four of the Company’s customers accounted for 45%, 19%, 17%, and 12%, respectively, of net sales for the nine months ended March 31, 2009, and 31%, 8%, 5%, and 7%, respectively, of net sales for the nine months ended March 31, 2008.  For the three months ended March 31, 2009 and 2008, these customers accounted for 32%, 11%, 11%, and 9%, and 29%, 6%, 4%, and 10%, respectively, of net sales.  At March 31, 2009, these four customers accounted for 62% of the Company’s accounts receivable balances.  At June 30, 2008, these four customers accounted for 55% of the Company’s accounts receivable balances.

Share-based Compensation - The Company follows the guidance in FASB SFAS No. 123 (R), “Share-Based Payment” (“FAS 123(R)”).  This standard is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”   FAS 123(R) addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments.  Under the standard, we recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At March 31, 2009, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the Long-term Incentive Plan, or “LTIP”).  During the nine months ended March 31, 2009, the Company awarded 30,000 shares of restricted stock under the LTIP which vested immediately.  Stock compensation expense of zero and $ 101,399 was recognized during the three and nine months ended March 31, 2009, related to these shares of restricted stock.

The Company is required to record compensation expense for all awards granted after the date of adoption of FAS 123(R) and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption.  The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the nine months ended March 31:

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

No options were issued under the LTIP during the three months ended March 31, 2009 and 2008, respectively.  Approximately 147,000 and 548,000 options were issued under the LTIP during the nine months ended March 31, 2009 and 2008, respectively.  There were 7,800 and zero shares under option that were exercised in the nine months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, there were 1,522,581 options outstanding.  Of those, 605,900 were options issued under the LTIP, 705,448 were issued under the 2003 Plan, and 211,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 12,090 shares under option having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with 3,400 shares under option having already been exercised under that plan.

Expected volatility is based on the historical volatility of the price of our common shares over the historical period equal to the expected term of the option.  We use historical information to estimate expected term within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using the straight-line method over the vesting or service period and is net of estimated forfeitures.

The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if forfeitures were affected by turnover that resulted from a business restructuring that is not expected to recur.  The forfeiture rate is 5% at March 31, 2009 and 2008. As the Company continues to grow, this rate is likely to change to match such changes in turnover and hiring rates. Under the provisions of FAS 123R, the Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.

The following table presents all share-based compensation costs recognized in our statements of operations as part of selling, general and administrative expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value
Share based compensation
Stock options	$293,293	$236,876	$731,286	$656,626
Employee stock purchase plan	39,023	5,522	70,315	20,389
Restricted stock	43,007	42,889	230,420	91,905

As part of the former CFO’s resignation, the Company repurchased all of his 185,000 outstanding stock options. Therefore, the Company recorded, as incremental stock compensation expense, the previously unrecognized compensation cost totaling approximately $83,000 related to options for which the requisite service period had not been rendered as of the repurchase date.  See Note 11 for additional information.

Options outstanding that have vested and are expected to vest as of March 31, 2009 are as follows:

	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	981,670	$9.56	$307,865	5.7
Options expected to vest	513,865	$4.08	798,376	8.6
Total vested and expected to vest	1,495,535	$7.68	$1,106,241	6.7

A summary of nonvested restricted stock award activity as of March 31, 2009 and changes during the nine months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value per share
Nonvested at July 1, 2008	124,800	$502,944
Granted	30,000	101,399
Vested	(68,602)	(256,966)
Forfeited	(9,000)	(36,270)
Nonvested at March 31, 2009	77,198	$311,107

A summary of award activity under the Plans as of March 31, 2009 and 2008, and changes during the nine months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2008	991,267	$5.76			703,064	$10.16
Granted	109,002	$2.79			37,998	$2.80
Exercised	(7,800)	$4.32			—	—
Forfeited, expired or repurchased	(196,660)	$5.02			(114,290)	$5.75
Outstanding at March 31, 2009	895,809	$5.58	$924,868	7.5	626,772	$10.52	$223,393	5.8

Outstanding at March 31, 2009 and not yet vested	420,018	$4.03	$661,780	8.7	120,893	$4.23	$178,616	8.5

Exercisable at March 31, 2009	475,791	$6.94	$263,088	6.4	505,879	$12.02	$44,777	5.1

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2007	501,349	$7.48			617,982	$11.00
Granted	462,918	$4.03			85,082	$4.03
Exercised	—	—			—	—
Forfeited or expired	(6,900)	$5.67			—	—
Outstanding at March 31, 2008	957,367	$5.83	$3,280	8.2	703,064	$10.16	—	6.8

Outstanding at March 31, 2008 and not yet vested	626,638	$4.57	—	9.2	183,651	$5.05	—	8.9

Exercisable at March 31, 2008	330,729	$8.21	$3,280	6.3	519,413	$11.96	—	6.0

Options with a fair value of $762,511 vested during the nine months ended March 31, 2009.  As of March 31, 2009, there was $1,212,930 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.34 years. As of March 31, 2008, there was approximately $1,556,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	Net Income	Shares	Net Loss	Shares	Net Income	Shares	Net Loss	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic income (loss) per share factors	$1,314,482	24,502,629	$(1,255,845)	24,268,449	$4,113,709	24,424,187	$(2,040,553)	24,208,830
Effect of potentially dilutive option and restricted stock plans	—	253,412	—	—	—	100,635	—	—
Diluted income (loss) per share factors	$1,314,482	24,756,041	$(1,255,845)	24,268,449	$4,113,709	24,524,822	$(2,040,553)	24,208,830

Basic income (loss) per share	$0.05		$(0.05)		$0.17		$(0.08)
Diluted income (loss) per share	$0.05		$(0.05)		$0.17		$(0.08)

The number of anti-dilutive shares that have been excluded in the computation of diluted income (loss) per share for the three and nine months ended March 31, 2009 were 865,642 and 1,470,779, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted income (loss) per share for the three and nine months ended March 31, 2008 were 1,915,231.

Note 3.  New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. In February, 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair value Measurements for Purposes of Lease Classification and Measurement under Statement 13 (“FSP FAS 157-1”) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-1 amends FAS 157 to remove certain leasing transactions from its scope.  FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted the guidance of FAS 157 as it applies to our financial instruments on July 1, 2008.  The adoption of FAS 157 did not have a material impact on the company’s financial statements. Marketable securities represent the only item recorded on the Company’s balance sheets at fair value. Marketable securities are all classified as available-for-sale and values are derived solely from level 1 inputs. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued.  FSP FAS 157-3 did not impact our financial reporting as we do not hold any such assets.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under FAS 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. In April 2009, FAS 141(R) was amended by FASB Staff Position FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP FAS 141(R)-1”) to address application issues regarding the accounting and disclosure provisions for contingencies. FSP FAS 141(R) amends FAS 141R by replacing the guidance on the initial recognition and measurement of assets and liabilities arising from contingencies acquired or assumed in a business combination. FSP FAS 141(R)-1 also amends FAS 141R’s subsequent accounting guidance for contingent assets and liabilities recognized at the acquisition date and amends the disclosure requirements for contingencies.  FAS 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning July 1, 2009.  Early application is not permitted. The effect of these standards on our consolidated financial statements will depend on the nature and terms of any business combinations that occur after their effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. FAS 160 is effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact the adoption of FAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).  The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  The new standard is effective for our fiscal year beginning July 1, 2009 and for all interim periods within that fiscal year.  Early adoption is encouraged.  We do not expect the adoption of FAS 161 to have a significant impact on our consolidated financial statements as we do not currently have any derivatives within the scope of FAS 161.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other U.S. generally accepted accounting principles.  The new standard is effective for our financial statements issued for fiscal years and interim periods beginning July 1, 2009.  We are currently evaluating the impact of FSP FAS 142-3.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.

To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security and whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis.

FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity adopts either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1 for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP FAS 115-2 and FAS 124-2 effective June 30, 2009.

Note 4.  Inventories

The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements.  The Company’s estimates of future product demand may fluctuate, in which case estimated required reserves for excess and obsolete inventory may increase or decrease.  If the Company’s inventory is determined to be overvalued, the Company recognizes the amount of the inventory write-down in cost of goods sold at the time of such determination.

Inventories consist of the following:

	March 31, 2009	June 30, 2008

Raw materials	$5,306,828	$3,530,951
Work-in-process	2,742,986	1,034,360
Finished goods	7,328,825	6,767,718
Packaging supplies	652,596	284,229
	$16,031,235	$11,617,258

The preceding amounts are net of inventory reserves of $2,384,644 and $1,642,668 at March 31, 2009 and June 30, 2008, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation expense for financial reporting purposes is provided for by the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $836,000 and $768,000, respectively. Depreciation expense for the nine months ended March 31, 2009 and 2008 was approximately $2,503,000 and $2,641,000, respectively.  Property, plant and equipment consist of the following:

		March 31,	June 30,
	Useful Lives	2009	2008
Land	—	$918,314	$918,314
Building and improvements	10 - 39 years	16,944,908	16,806,057
Machinery and equipment	5 - 10 years	21,813,099	21,434,375
Furniture and fixtures	5 - 7 years	874,955	837,262
		$40,551,276	$39,996,008
Accumulated depreciation		(17,761,680)	(15,261,905)
		$22,789,596	$24,734,103

As of March 31, 2009, substantially all of the Company’s property, plant and equipment were pledged as collateral for the Company’s loans. See Note 9.

Note 6.  Investment Securities - Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

March 31, 2009 Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$928,910	$40,600		$969,510
Asset-Backed Securities	190,038	2,157	(10,694)	181,501
Corporate Bonds	329,431	6,330		335,761
	$1,448,379	$49,087	$(10,694)	$1,486,772

June 30, 2008 Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$2,036,039	$48,059	$(9,854)	$2,074,244
Asset-Backed Securities	447,893	1,013	(23,015)	425,891
	$2,483,932	$49,072	$(32,869)	$2,500,135

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at March 31, 2009 and June 30, 2008 are summarized as follows:

	March 31, 2009		June 30, 2008
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$343,638	$354,155
Due after one year through five years	1,258,340	1,305,270	1,692,401	1,720,089
Due after five years through ten years	94,827	96,985	121,608	121,769
Due after ten years	95,212	84,517	326,285	304,122

Total available-for-sale securities	1,448,379	1,486,772	2,483,932	2,500,135
Less current portion	—	—	343,638	354,155

Long term available-for-sale securites	$1,448,379	$1,486,772	$2,140,294	$2,145,980

The Company uses the specific identification method to determine the cost of securities sold. For nine months ended March 31, 2009, the Company had realized gains of $60,242, whereas for the nine months ended March 31, 2008, the Company had realized losses of $7,239.

There were no securities held from a single issuer that represented more than 10% of shareholders’ equity.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position as of March 31, 2009:

March 31, 2009

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government Agency	—	$—	$—	$—	$—	$—	$—
Corporate Bonds	—	—	—	—	—	—	—
Asset-Backed Securities	3	—	—	84,517	(10,694)	84,517	(10,694)
Total tempory impaired investment securities	3	$—	$—	$84,517	$(10,694)	$84,517	$(10,694)

The investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is not related to any company or industry specific event. At March 31, 2009, there were 3 out of 19 investment securities with unrealized losses. The Company anticipates full recovery of amortized costs with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

None of the Company’s investment securities was pledged as collateral for borrowings as of March 31, 2009.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Co.) that bears interest at the prime interest rate less 0.25% (3.00% at March 31, 2009). The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  At June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  As of March 31, 2009, the Company was in compliance with all financial covenants under the agreement.

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

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program  As of March 31, 2009, the Company has had preliminary discussions with the Commonwealth  of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at March 31, 2009, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	March 31,	June 30,
	2009	2008
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	1,021,077	1,075,732
Pennsylvania Department of Community & Economic Development loan	208,275	283,475
Tax-exempt bond loan (PAID)	795,000	795,000
Equipment loan	160,260	400,653
SBA loan	—	183,750
First National Bank of Cody	1,705,296	1,740,224

Total debt	8,389,908	8,978,834
Less current portion	503,469	791,912

Long term debt	$7,886,439	$8,186,922

	March 31,	June 30,
	2009	2008
Current Portion of Long Term Debt
PIDC Regional Center, LP III loan	$—	$—
Pennsylvania Industrial Development Authority loan	74,549	73,132
Pennsylvania Department of Community & Economic Development loan	102,451	100,614
Tax-exempt bond loan (PAID)	115,000	115,000
Equipment loan	160,260	400,653
SBA loan	—	54,025
First National Bank of Cody	51,209	48,488

Total current portion of long term debt	$503,469	$791,912

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2009 was 0.62%.

The Company entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remains outstanding at March 31, 2009 was the Equipment Loan which consists of a term loan with a term of five years and had an outstanding balance of $160,260 at March 31, 2009.  The terms of the Equipment loan require that the Company meet certain financial covenants and reporting standards, including the attainment of specific financial liquidity and net worth ratios.  As of June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  As of March 31, 2009, the Company was in compliance with all financial covenants under the agreement.

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

The financing facilities under the 2003 Loan Financing, of which only the Equipment Loan is left, bear interest at a variable rate equal to the LIBOR rate plus 150 basis points.  The LIBOR rate is the rate per annum, based on a 30-day interest period, quoted two business days prior to the first day of such interest period for the offering by leading banks in the London interbank market of dollar deposits.  As of March 31, 2009, the interest rate for the 2003 Loan Financing (of which only the Equipment loan remains) was 1.98%.

The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.

Included in the acquisition of Cody was a loan from the Small Business Administration (“SBA”).  The loan required fixed monthly payments, and had an effective interest rate of 8.75%, through July 31, 2012.  This loan was paid off in the third quarter of fiscal 2009.

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

Long-term debt amounts due, for the twelve month periods ended March 31 are as follows:

Twelve Month	Amounts Payable
Periods	to Institutions

2010	$503,469
2011	4,862,066
2012	268,217
2013	275,438
2014	290,680
Thereafter	2,190,038
$8,389,908

Note 10.  Contingencies

In early June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. On March 17, 2009 the Company and KV settled the litigation.  In light of the withdrawal of KV’s innovator prenatal product, and the resulting anticipated decline in sales and declining market for written prescription, the Company decided it was pointless to continue the litigation and entered into the settlement arrangement with KV.  Pursuant to the settlement, the Company will receive a license from KV and will become an authorized generic provider.  During the terms of the license, the Company will pay KV a royalty on all future sales of its Prenatal vitamin product.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court granted the motion and dismissed the complaint but gave Albion leave to file an amended complaint.  On January 20, 2009, Albion filed an amended complaint.   Lannett filed an answer to the complaint and counterclaim, asserting, among other things, that Albion tortuously interfered with Lannett’s contracts.  Subsequent to the filing of the answer and counterclaim, Lannett and Albion reached an agreement in principal to settle the case.  Under terms of the settlement, the parties would each dismiss their claims against each other and provide releases.  Lannett is in the process of negotiating the language of a written settlement agreement.

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

Rental and lease expense for the three months ended March 31, 2009 and 2008 was approximately $110,000 and $109,000, respectively.  Rental and lease expense for the nine months ended March 31, 2009 and 2008 was approximately $335,000 and $339,000, respectively.

Contractual Obligations

The following table represents annual debt, lease and contractual purchase obligations as of March 31, 2009:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$8,389,908	$503,469	$5,130,283	$566,118	$2,190,038
Operating Leases	1,159,342	475,317	679,011	5,014	—
Purchase Obligations	110,833,125	20,322,500	43,510,625	47,000,000	—
Interest on Obligations	1,865,991	221,960	569,154	276,650	798,227
Total	$122,248,366	$21,523,246	$49,889,073	$47,847,782	$2,988,265

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

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Kevin Smith, Vice President of Sales and Marketing, and William Schreck, Vice President of Logistics, (the “Named Executives”).  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of the Named Executives are determined by the Board of Directors.  Additionally, the Named Executives are eligible to receive stock options and restricted shares, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policies regarding stock option grants.  Under the agreements, the Named Executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to the Named Executive of between one year and three years.

During the third quarter of Fiscal Year 2009, the Company’s Vice President of Finance, Treasurer, Secretary and Chief Financial Officer resigned.  As part of his separation agreement, the Company is obligated to pay to him approximately $670,000 to settle any outstanding obligations from his employment agreement, including any salary, bonus, vacation, stock options and medical benefits.  This liability is expected to be paid during the fourth quarter of Fiscal Year 2009.  As part of the settlement, $124,000 was designated as the portion of the settlement related to the repurchase of his outstanding stock options.  The Company therefore charged this amount to Additional Paid In Capital, as it represents the fair value of the options repurchased on the repurchase date.

Note 12.  Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised of unrealized gains on investment securities classified as available-for-sale.  The components of comprehensive income (loss) and related taxes consisted of the following as of March 31, 2009 and 2008:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008

Other Comprehensive Income (Loss):
Net Income (Loss)	$1,314,482	$(1,255,845)	$4,113,709	$(2,040,553)
Unrealized Holding (Loss) Gain on Securities	(43,479)	71,315	22,190	101,715
Add: Tax savings at statutory rate	17,392	(28,526)	(8,876)	(40,686)

Total Other Comprehensive (Loss) Income	(26,087)	42,789	13,314	61,029

Total Comprehensive Income (Loss)	$1,288,395	$(1,213,056)	$4,127,023	$(1,979,524)

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2009 and 2008 were $86,000 and $88,000, respectively.  For the nine months ended March 31, 2009 and 2008 the contributions to the Plan were $249,000 and $265,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of March 31, 2009, 167,366 shares have been issued under the ESPP.  Compensation expense of $39,023 and $5,522 has been recognized for the three months ended March 31, 2009 and 2008, respectively, relating to the ESPP. Compensation expense of $70,315 and $20,389 has been recognized for the nine months ended March 31, 2009 and 2008, respectively, relating to the ESPP.

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

The provision for federal, state and local income taxes for the three months ended March 31, 2009 and 2008 was a tax expense of approximately $851,000 and a tax benefit of approximately $615,000, respectively, with effective tax rates of 39% and 33%, respectively. The provision for income taxes for the nine months ended March 31, 2009 and 2008 was a tax expense of approximately $2,697,000 and a tax benefit of approximately $821,000, respectively, with effective tax rates of 39% and 29%, respectively.  The effective tax rate for the three and nine month periods ended March 31, 2008 was a lower effective tax rate compared to Fiscal 2009 due primarily to no state NOLs being available for the Cody Lab losses.

On July 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”) which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

The Company did not recognize any additional current or deferred income tax assets or liabilities as a result of the implementation of FIN 48.  Additionally, the Company has not recorded any amount for unrecognized tax positions at March 31, 2009.

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

The Company adjusted the original purchase price allocation for Cody Labs, as a result of a study and additional analysis of assets acquired.  The result of this study was to increase the deferred tax assets by $1,255,000 and decrease the value of Cody Labs’ property, plant and equipment by the same amount.  This was recorded by the Company during the third quarter of Fiscal 2008 in accordance with SFAS No. 141, Business Combinations.

Note 16. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2009 and June 30, 2008 balance sheets are consolidated VIE assets of approximately $1.9 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.8 million at March 31, 2009 and June 30, 2008, respectively.

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

Note 17.  Related Party Transactions

The Company had sales of approximately $522,000 and $418,000 during the nine months ended March 31, 2009 and 2008, respectively, to a distributor (the “related party”) owned by Jeffrey Farber. Mr. Jeffrey Farber is a member of the Board of Directors and acting Chairman, as well as the son of William Farber, who is the Chairman of the Board (but currently out on medical leave) and principal shareholder of the Company.  Accounts receivable includes amounts due from the related party of approximately $80,000 and $87,000 at March 31, 2009 and 2008, respectively.  In management’s opinion, the terms of these transactions were not more favorable to the related party than they would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset and will test this asset for impairment on an annual basis.  Arthur Bedrosian, President and Chief Executive Officer of the Company, currently owns 100% of Pharmeral, Inc.  This transaction was approved by the Board of Directors of the Company, and in their opinion, the terms were not more favorable to the related party than they would have been to a non-related party.  In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett, under Lannett’s current ownership structure.  Should Lannett undergo a major change in control where a third party is involved, this royalty would be reinstated.

As of March 31, 2009 and June 30, 2008, the Company had approximately $19,000 and $983,000, respectively of deferred revenue, representing payments received from Provell Pharmaceuticals, LLC (“Provell”) for inventory purchased from Lannett. The Company recognized revenue of approximately $349,000 and $735,000, respectively, for the three and nine months ended March 31, 2009. The Company recognized revenue of approximately $12,000 and $45,000, respectively, for the three and nine months ended March 31, 2008.  Accounts receivable includes amounts due from the related party of approximately $109,000 and $60,000 at March 31, 2009 and June 30, 2008, respectively.  Provell is a joint venture to distribute pharmaceutical products through mail order outlets.  Lannett was originally given a 33% ownership of this venture in exchange for access to Lannett’s drug providers.  This ownership was recently decreased to 25% due to the additional issuance of shares by Provell in which Lannett did not participate. The investment is valued at zero, due to losses incurred to date by Provell.  During April 2009, the Company notified Provell that it would like to terminate its participation in this joint venture.

Note 18.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (JSP), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 70% and 69% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2009 and 77% and 70% during the three and nine month periods ended March 31, 2008, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of March 31, 2009, JSP has not exercised the nomination provision of the agreement.

Management determined that the intangible product rights asset created by this agreement was impaired as of March 31, 2005. See Note 2 Summary of Significant Accounting Policies – Intangible Assets for additional disclosure and discussion of this impairment.

The Company’s financial condition, as well as its liquidity resources, are very dependent on an uninterrupted supply of product from Jerome Stevens.  Should there be an interruption in the supply of product from Jerome Stevens for any reason, this event would have a material impact to the financial condition of Lannett.

Other agreements:

In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States.  The term of the agreement was three years, beginning on August 22, 2005 and continuing through August 21, 2008.  Following its expiration on August 21, 2008, the agreement was not renewed. Purchases of finished goods inventory from this provider accounted for approximately 2% of the Company’s inventory purchases during the nine month period ended March 31, 2009. Purchases of finished goods inventory from this provider accounted for approximately 12% and 15% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2008.

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

Consolidation of Variable Interest Entity – The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the March 31, 2009 and June 30, 2008 balance sheets are consolidated VIE assets of approximately $1.9 million, which is comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.8 million at March 31, 2009 and June 30, 2008, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

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

 Returns – Consistent with industry practice, the Company has a product returns policy that allows certain customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, adjusted for any changes in business practices or conditions that would cause management to believe that future product returns may differ from those returns assumed in the establishment of reserves.  Generally, the reserve for returns increases as sales increase and decrease when credits are issued or payments are made for actual returns received.  The reserve for returns is included in the rebates, chargebacks and returns payable account on the balance sheet.

Other Adjustments – Other adjustments consist primarily of price adjustments, also known as “shelf stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of a price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates, chargebacks and returns payable account on the balance sheet.  When competitors enter the market for existing products, shelf stock adjustments may be issued to maintain price competitiveness.

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2009 and 2008:

For the nine months ended March 31, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(3,930,992)	(632,314)	(12,246,259)	—	(16,809,565)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	24,342,932	8,498,516	3,441,427	208,649	36,491,524
Actual credits issued related to sales recorded in Fiscal 2009	(19,914,114)	(6,754,177)	—	(167,911)	(26,836,202)
Reserve Balance as of March 31, 2009	$4,547,233	$1,744,339	$4,839,864	$40,738	$11,172,174

For the nine months ended March 31, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364
Actual credits issued related to sales recorded in prior fiscal years	(4,429,923)	(1,741,804)	(146,917)	—	(6,318,644)
Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	50,000	(50,000)	870,465
Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	17,985,506	6,240,517	2,200,267	473,423	26,899,713
Actual credits issued related to sales recorded in Fiscal 2008	(14,721,493)	(4,988,844)	(805,702)	(473,552)	(20,989,591)
Reserve Balance as of March 31, 2008	$3,483,568	$1,251,673	$1,410,961	$2,105	$6,148,307

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $18,326,417 at June 30, 2008 to $11,172,174 at March 31, 2009. The significant decrease in the returns reserve balance was primarily the result of credits issued during the first nine months of Fiscal 2009 related to the returns of the Prenatal Multivitamin product shipped in Fiscal 2008.  It is our expectation that all of the product will be returned based on our inability to have the product specified as a brand equivalent, and information from our customers regarding their intentions to return the product.  As of March 31, 2009 approximately $9,507,000 of the return reserve was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $1,038,000 of Multivitamin returns reserve on the books at March 31, 2009. The increase in chargeback reserves between June 30, 2008 and March 31, 2009 was primarily due to an increase in inventory levels at wholesaler distribution centers

Credits issued during the quarter that relate to prior year sales are charged against the opening balance.  In aggregate, additional reserves or reversals of reserves have historically offset each other.  The table above shows the effects of reversals within the rebates, returns and other categories.  It is the Company’s intention that all reserves be charged to sales in the period that the sale is recognized, however, due to the nature of this estimate, it is possible that the Company may sometimes need to increase or decrease the reserve based on prior period sales.  If that were to occur, management would disclose that information at that time.  If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change.  However, management believes that these estimates are reasonable based upon historical experience and current conditions.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The decrease of reserves to $11,172,174 at March 31, 2009 from $18,326,417 at June 30, 2008 is due to the timing of credits being processed by the customers and by the Company.  Approximately $16,810,000 or 92% of the reserve balance from June 30, 2008 has been processed through the first nine months of Fiscal 2009.  Approximately $9,507,000 of that amount relates to credits issued due to the return by customers of the Prenatal Multivitamin product through December 31, 2008.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

	Nine months ended 3/31/09	Fiscal Year ended 6/30/08	Nine months ended 3/31/08
Net DSO (in days)	59	65	75
Gross DSO (in days)	64	70	63

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

The Company’s payment terms are consistent with the generic pharmaceutical industry at 60 days for payment from all customers, including wholesalers.  Net DSO for the third quarter of Fiscal 2009, net of rebates and chargebacks, decreased as a result of timing of return credits being taken by certain customers. Management expects the DSO calculation normal levels to be 60 to 70 days.  Significant variances greater or less than this range are reviewed and, if necessary, action is taken.

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

Share-based Compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) was adopted effective July 1, 2005.  Share-based compensation cost is measured using the Black-Scholes option pricing model.  The following table highlights relevant stock-option plan information for the nine months ended:

	March 31, 2009	March 31, 2008
Share based compensation expense
Stock options	$731,000	$657,000
Employee stock purchase plan	$70,000	$20,000
Restricted stock	$230,000	$92,000
Total unrecognized compensation cost related to non-vested share-based compensation awards	$1,213,000	$1,981,000
Weighted average period over which it is to be recognized	1.34 years	1.6 years

As part of the former CFO’s resignation, the Company repurchased all of his 185,000 outstanding stock options. Therefore, the Company recorded, as incremental stock compensation expense, the previously unrecognized compensation cost totaling approximately $83,000 related to options for which the requisite service period had not been rendered as of the repurchase date.

Results of Operations - Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net sales for the three months ended March 31, 2009 (“Fiscal 2009”) increased 73% to $28,761,000 from $16,580,000 for the three months ended March 31, 2008 (“Fiscal 2008”). The increase was primarily due to sales of $4,890,000 of our Prenatal vitamins during the third quarter of Fiscal 2009.  The increase can also be attributed to increases in demand for Lannett’s products used for the treatment of congestive heart failure and thyroid deficiency.   The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  Several recent FDA approvals have resulted in more sales of new products in the current fiscal year compared to the prior fiscal year.  In addition to the sales of the Prenatal vitamins, the following factors contributed to the $12,181,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Congestive Heart Failure	189%	36%
Antibiotics	-8%	-89%
Thyroid	28%	- 1%
Migraine Headache	0%	4%

Drugs for the treatment of congestive heart failure experienced a large increase in sales price and volume as a result of the Company being one of the major suppliers for the generic market of this product.  This is due to several competitor recalls of this product.  The increase in volume in drugs used for the treatment of thyroid deficiency was mainly due to the push of generic sales at one of our large existing retail chain customers.

The increase in product sales can be attributed primarily to three products.  Sales of drugs for the treatment of congestive heart failure increased by approximately $2,934,000 in the third quarter of Fiscal 2009 compared to the third quarter of Fiscal 2008 due to a product recall by several of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $2,422,000.  This increase was due to an increase in sales to one large existing retail chain customer.  The increase can also be contributed to the continued sales of our prenatal vitamins discussed above.

During Lannett’s third quarter of 2009, the brand version of the Prenatal vitamin was removed from the marketplace.  It is expected that, due to the lack of selling activities by the branded drug company, Lannett will experience a decline in sales for this product.  Accordingly, the Company entered into a settlement agreement with this brand drug company related to the outstanding litigation between the two companies.  Pursuant to the settlement, the Company will receive a license to sell the generic version of the drug and will become an authorized generic provider.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended March 31, 2009 and 2008:

Customer Category	2009	2008

Wholesaler/ Distributor	$12,252,000	$7,152,000
Retail Chain	15,015,000	8,465,000
Mail-Order Pharmacy	1,356,000	892,000
Private Label	138,000	71,000

Total	$28,761,000	$16,580,000

The sales to all customer categories increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales for the third quarter increased 35% to $17,154,000 in Fiscal 2009 from $12,682,000 in Fiscal 2008.  The increase is due to the 73% increase in sales.  Gross profit margins for the third quarter of Fiscal 2009 and Fiscal 2008 were 40% and 24%, respectively. Gross profit percentage increased due to strong profit margins on the new prenatal vitamin, increased margins for our congestive heart failure medication, and the overall fixed nature of some production costs versus the 73% increase in revenues.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Amortization expense for the intangible asset for each of the three months ended March 31, 2009 and 2008 was approximately $446,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.  For the remaining five and a fourth years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

Research and development (“R&D”) expenses in the third quarter increased 31% to $1,981,000 for Fiscal 2009 from $1,517,000 for Fiscal 2008.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the third quarter increased 77% to $7,492,000 in Fiscal 2009 from $4,222,000 in Fiscal 2008.  The increase is primarily due to litigation expenses related to the patent challenge with KV Pharmaceuticals of $2,530,000, severance costs related to the departure of the Company’s former chief financial officer of approximately $452,000, as well as increases in other legal, accounting and professional services compared to the same period in Fiscal 2008. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

The Company’s interest expense was $75,000 in the third quarter of Fiscal 2009 and Fiscal 2008.  Interest income in the third quarter increased to $78,000 in Fiscal 2009 from $45,000 in Fiscal 2008 due to interest earned on a higher level of investment securities.

The Company had income tax expense in the third quarter of 2009 of $851,000 compared to a benefit of $615,000 in the third quarter of Fiscal 2008 due to a net loss before income taxes in 2008.  The tax rate for the three months ended March 31, 2009 is 39%, compared to 33% for the three months ended March 31, 2008.  The difference is due to the IRS’s reestablishment of the R&D tax credit during the Company’s second quarter of Fiscal 2009, no state benefit for the Cody Lab losses and the filing of amended R&D tax credit refund claims.

The Company reported net income of approximately $1,314,000 in the third quarter of Fiscal 2009, or $0.05 basic and diluted net income per share, as compared to a net loss of approximately $1,256,000 in the third quarter Fiscal 2008, or ($0.05) basic and diluted loss per share.

Results of Operations - Nine months ended March 31, 2009 compared with nine months ended March 31, 2008

Net sales for the nine months ended March 31, 2009 (“Fiscal 2009”) increased 62% to $83,553,000 from $51,654,000 for the nine months ended March 31, 2008 (“Fiscal 2008”). The increase was partly due to sales of $9,449,000 of our Prenatal vitamins during Fiscal 2009.  The increase can also be attributed to increases in demand for Lannett’s products used for the treatment of congestive heart failure, and thyroid deficiency.  The Company looks to continue increasing the number of products available for sale to our customers.  FDA approvals are needed to continue this growth.  Several recent FDA approvals have resulted in more sales of new products in the current fiscal year compared to the prior fiscal year.  In addition to the sales of the Prenatal vitamins, the following factors contributed to the $31,899,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Congestive Heart Failure	290%	31%
Antibiotics	-11%	16%
Thyroid	28%	-2%
Migraine Headache	-2%	- 6%

Drugs for the treatment of congestive heart failure experienced a large increase in sales price and volume as a result of the Company being one of the major suppliers for the generic market of this product.  This is due to several competitor recalls of this product.  The increase in volume in drugs used for the treatment of thyroid deficiency was mainly due to the push of generic sales at one of our large existing retail chain customers.

The increase in product sales can be attributed primarily to three products.  Sales of drugs for the treatment of congestive heart failure increased by approximately $12,831,000 for the nine months ended March 31, 2009 compared to March 31, 2008 due to a product recall by several of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $7,404,000.  The main reason for this increase was due to an increase in sales to one large existing retail chain customer along with the pick up of several new customers at our existing prices.  For the nine months ended March 31, 2009, the company had sales of $9,449,000 of the prenatal vitamins.

During Lannett’s third quarter of 2009, the brand version of the Prenatal vitamin was removed from the marketplace.  It is expected that, due to the lack of selling activities by the branded drug company, Lannett will experience a decline in sales for this product.  Accordingly, the Company entered into a settlement agreement with this brand drug company related to the outstanding litigation between the two companies.  Pursuant to the settlement, the Company will receive a license to sell the generic version of the drug and will become an authorized generic provider.  Lannett will cease offering its Prenatal product if and when the brand is restored to the marketplace.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the nine months ended March 31, 2009 and 2008:

	Nine Months Ended March 31,
Customer Category	2009	2008

Wholesaler/ Distributor	$35,860,000	$22,775,000
Retail Chain	43,166,000	25,478,000
Mail-Order Pharmacy	4,157,000	3,074,000
Private Label	370,000	327,000

Total	$83,553,000	$51,654,000

The sales to all customer categories except private label increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales for the nine months ended March 31, 2009 increased 36% to $51,922,000 in Fiscal 2009 from $38,224,000 in Fiscal 2008.  The increase is primarily due to the 62% increase in sales.  Gross profit margins for the nine months ended March 31, 2009 and 2008 were 38% and 26%, respectively. Gross profit percentage increased due to strong profit margins on the new Prenatal vitamin, an increase in the margin for congestive heart failure medication, and the overall fixed nature of some production costs versus the 62% increase in revenues.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Amortization expense for the intangible asset for the nine months ended March 31, 2009 and 2008 was approximately $1,338,000.  The amortization expense relates to the March 23, 2004 exclusive marketing and distribution rights agreement with JSP.  For the remaining five and a fourth years of the contract, the Company will incur annual amortization expense of approximately $1,785,000.

Research and development (“R&D”) expenses for the nine months increased 53% to $5,685,000 for Fiscal 2009 from $3,715,000 for Fiscal 2008.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses for the nine months increased 53% to $19,116,000 in Fiscal 2009 from $12,457,000 in Fiscal 2008.  The increase is primarily due to litigation expenses related to the patent challenge with KV Pharmaceuticals of approximately $5,211,000, severance costs related to the departure of the Company’s former chief financial officer of approximately $452,000, as well as increases in other legal, accounting and professional services compared to the same period in Fiscal 2008. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.  However, as the Company continues to invest in technology, the Company may need to invest additional funds in technology or professional services.

The Company’s interest expense in the nine months ended March 31, 2009 decreased to $259,000 from $291,000 in the nine months ended March 31, 2008 primarily due to lower levels of long-term debt.  Interest income in the nine months ended March 31, 2009 increased to $216,000 from $171,000 in the nine months ended March 31, 2008 due to interest income received on a large income tax refund as well as interest earned on a higher level of investment securities.

The Company had income tax expense in the nine months ended March 31, 2009 of $2,697,000 compared to a benefit of $821,000 in the nine months ended March 31, 2008 due to a net loss before income taxes in the 2008 fiscal period.  The tax rate for the nine months ended March 31, 2009 is 39%, compared to 29% for the nine months ended March 31, 2008.  The difference is due to the IRS’s reestablishment of the R&D tax credit during the Company’s second quarter of Fiscal 2009, no state benefit for the Cody Lab losses and the filing of amended R&D tax credit refund claims.

The Company reported net income of approximately $4,114,000 in the first nine months of Fiscal 2009, or $0.17 basic and diluted net income per share, as compared to a net loss of approximately $2,041,000 in the first nine months of Fiscal 2008, or ($0.08) basic and diluted loss per share.

Liquidity and Capital Resources

The Company has historically financed its operations by cash flow from operations.  At March 31, 2009, working capital was $34,852,000, as compared to $25,945,000 at June 30, 2008, an increase of $8,907,000.  Net cash provided by operating activities of $9,159,000 in the first nine months of Fiscal 2009 is due to net income of $4,114,000, adjustments for the effects of non-cash items of $7,783,000 and a net decrease in cash from changes in operating assets and liabilities of $2,738,000.  Significant changes in operating assets and liabilities are comprised of:

•                  An increase in trade accounts receivable of $4,607,000 due primarily to the increase in the normal receivables balance as a result of increased sales in the 2009 period, offset by the collection of approximately $10,545,000 of receivables outstanding at June 30, 2008 related to sales of multivitamins for which related reserves were accrued.  The change in the Accounts Receivable balance from June 30, 2008 to March 31, 2009 includes a non-cash decrease of approximately $9,507,000 related to the issuance of credits for the returns of the multi vitamin product received by the Company through March 31, 2009.

•                  An increase in inventories of $4,414,000 due to increased stocking levels at both Lannett and Cody Labs for several products as of March 31, 2009 that are being carried in order to respond to the increased order volume we are currently experiencing.

•                  An increase in accounts payable of $3,024,000 due to the timing of payments at the end of the month.

•                  An increase in accrued expenses of $4,225,000 due to the accrual of significant patent litigation expenses incurred in the second quarter of Fiscal 2009 as well as an increase in accrued severance at the end of the third quarter related to the departure of the Company’s former chief financial officer.

The net cash provided by investing activities of $514,000 for the nine months ended March 31, 2009 was due primarily to the sale of investment securities during the period.

The net cash used in financing activities of $493,000 for the nine months ended March 31, 2009 was due primarily to the repayment of debt during the period.

The following table summarizes the remaining repayments of debt, including sinking fund requirements as of March 31, 2009 for the subsequent twelve month periods:

Twelve	Amounts Payable
Month Periods	to Institutions

2010	$503,469
2011	4,862,066
2012	268,217
2013	275,438
2014	290,680
Thereafter	2,190,038

$8,389,908

The following table represents annual debt, lease and contractual purchase obligations as of March 31, 2009:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$8,389,908	$503,469	$5,130,283	$566,118	$2,190,038
Operating Leases	1,159,342	475,317	679,011	5,014	—
Purchase Obligations	110,833,125	20,322,500	43,510,625	47,000,000	—
Interest on Obligations	1,865,991	221,960	569,154	276,650	798,227
Total	$122,248,366	$21,523,246	$49,889,073	$47,847,782	$2,988,265

Purchase obligations primarily relate to the Company’s agreement with Jerome Stevens Pharmaceuticals, Inc.  See further description in Note 18 to the Consolidated Financial Statements.

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Co.) that bears interest at the prime interest rate less 0.25% (3.00% at March 31, 2009).   The line of credit was renewed and extended to November 30, 2009. As of March 31, 2009, the Company has not borrowed under this line of credit.   The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  At June 30, 2008, the Company was not in compliance with one of these covenants, but received a waiver from its lending institution with respect to that covenant as of June 30, 2008.  As of March 31, 2009, the Company was in compliance with all financial covenants under the agreement.

The terms of the line of credit, the loan agreement, the related letter of credit and the 2003 Loan Financing require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.  As of March 31, 2009, the Company is in compliance with all financial covenants under the agreement.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. Through March 31, 2009, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant fund. Based on information available at March 31, 2009, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.  Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company’s short-term or long-term liquidity or financial condition.

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

Occasionally, the Company will work on developing a drug product that does not require FDA approval.  Certain prescription drugs do not require prior FDA approval before marketing such as drugs listed as DESI drugs (Drug Efficacy Study implementation) which are under evaluation by FDA, Grandfathered Drugs, and prescription multivitamin drugs. A generic manufacturer may sell products which are chemically equivalent to innovator drugs, under FDA rules by simply performing and internally documenting the normal research and development involved in bringing a new product to market.  Under this scenario, a generic company can forego the time required for FDA ANDA approval.

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

The Company signed supply and/or development agreements with Azad Pharma AG, of Switzerland, Wintac Limited of India, Cerovene, Inc. of the United States, Swiss Caps AG of Switzerland and Banner Pharmacaps of the United States, and is in negotiations with companies in Israel and China for similar new product initiatives, in which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Equipment Loan, amounting to $160,260 at March 31, 2009, bears interest at a variable rate equal to the LIBOR rate plus 150 basis points.  In addition, the Company has a $3 million line of credit from Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Co.)  that bears interest at the prime interest rate less 0.25% (3.00% at March 31, 2009).  The line of credit was renewed and extended to November 30, 2009.    The line of credit is collateralized by substantially all of the Company’s assets. The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

The Company invests in U.S. treasury notes, and government asset-backed securities, all of which are exposed to interest rate fluctuations.  The interest earned on these investments may vary based on fluctuations in the interest rate.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based upon the evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In early June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. On March 17, 2009 the Company and KV settled the litigation.  In light of the withdrawal of KV’s innovator prenatal product, and the resulting anticipated decline in sales and declining market for written prescription, the Company decided it was pointless to continue the litigation and entered into the settlement arrangement with KV.  Pursuant to the settlement, the Company will receive a license from KV and will become an authorized generic provider.  During the terms of the license, the Company will pay KV a royalty on all future sales of its Prenatal vitamin product.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court granted the motion and dismissed the complaint but gave Albion leave to file an amended complaint.  On January 20, 2009, Albion filed an amended complaint.  Lannett filed an answer to the complaint and counterclaim, asserting, among other things, that Albion tortuously interfered with Lannett’s contracts.  Subsequent to the filing of the answer and counterclaim, Lannett and Albion reached an agreement in principal to settle the case.  Under terms of the settlement, the parties would each dismiss their claims against each other and provide releases.  Lannett is in the process of negotiating the language of a written settlement agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on January 28, 2009.  The following proposals were adopted by the margins indicated:

1.               To elect seven (7) members of the Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Director	Votes for	Votes against	Votes withheld
William Farber	22,483,800	0	932,121
Ronald West	22,670,475	0	745,446
Arthur Bedrosian	23,307,584	0	108,337
Jeffrey Farber	23,309,776	0	106,145
Kenneth Sinclair	23,147,830	0	268,091
Albert Wertheimer	23,271,688	0	144,233
Myron Winkelman	23,157,830	0	258,091

ITEM 6.  EXHIBITS

(a)          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: May 12, 2009	By:	/s/ Keith R. Ruck
Keith R. Ruck
Interim Chief Financial Officer and
Corporate Controller

Dated: May 12, 2009	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith