Form 10-Q
period 2009-09-30
LANNETT CO INC
filed 2009-11-12
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of November 9, 2009
Common stock, par value $0.001 per share	24,699,089 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$23,611,254	$25,832,456
Investment securities - available for sale	747,448	347,921
Trade accounts receivable (net of allowance of $132,000 and $132,000, respectively)	30,891,483	29,945,748
Inventories, net	17,010,224	16,195,361
Interest receivable	92,770	90,425
Deferred tax assets	4,346,311	4,296,929
Other current assets	541,848	602,335
Total Current Assets	77,241,338	77,311,175

Property, plant and equipment	41,771,570	41,431,158
Less accumulated depreciation	(19,242,024)	(18,533,773)
	22,529,546	22,897,385

Construction in progress	1,318,534	591,685
Investment securities - available for sale	398,470	801,748
Intangible assets (product rights) - net of accumulated amortization	9,160,357	9,118,710
Deferred tax assets	13,321,236	13,757,545
Other assets	89,846	98,873
Total Assets	$124,059,327	$124,577,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$15,649,685	$16,805,468
Accrued expenses	2,132,314	1,842,434
Accrued payroll and payroll related	2,954,609	5,150,104
Income taxes payable	1,224,663	711,073
Current portion of long-term debt	357,806	435,386
Rebates, chargebacks and returns payable	12,656,106	13,734,540
Total Current Liabilities	34,975,183	38,679,005

Long-term debt, less current portion	7,644,677	7,703,382
Unearned grant funds	500,000	500,000
Other long-term liabilities	11,693	47,111
Total Liabilities	43,131,553	46,929,498
Commitment and Contingencies, See notes 10 and 11

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001;
issued and outstanding, 24,587,281 and 24,517,696 shares, respectively	24,587	24,518
Additional paid in capital	76,733,498	76,250,309
Retained earnings	4,600,935	1,743,565
Noncontrolling interest	104,548	93,654
Accumulated other comprehensive income	22,500	24,751
	81,486,068	78,136,797
Less: Treasury stock at cost - 90,160 and 82,228 shares, respectively	(558,294)	(489,174)
TOTAL SHAREHOLDERS’ EQUITY	80,927,774	77,647,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$124,059,327	$124,577,121

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,
	2009	2008

Net sales	$31,434,989	$25,567,653
Cost of sales	19,012,318	16,120,195
Amortization of intangible assets	448,667	446,166
Product royalties	439,774	—

Gross profit	11,534,230	9,001,292

Research and development expenses	3,027,841	1,863,113
Selling, general, and administrative expenses	3,763,161	4,949,144
Loss on sale of investments	—	4,931

Operating income	4,743,228	2,184,104

Interest income	23,099	45,767
Interest expense	(70,413)	(66,209)
	(47,314)	(20,442)

Income before income tax expense	4,695,914	2,163,662
Income tax expense	1,827,650	919,990
Consolidated net income	2,868,264	1,243,672
Less net income from noncontrolling interest	(10,894)	(17,507)

Net income attributable to Lannett Company, Inc.	$2,857,370	$1,226,165

Basic income per common share - Lannett Company, Inc.	$0.12	$0.05
Diluted income per common share - Lannett Company, Inc.	$0.11	$0.05

Basic weighted average number of shares	24,533,562	24,306,488
Diluted weighted average number of shares	25,054,661	24,382,951

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional				Accum. Other
	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Stock	Interest	Income (loss)	Equity

Balance, June 30, 2009	24,517,696	$24,518	$76,250,309	$1,743,565	$(489,174)	$93,654	$24,751	$77,647,623

Exercise of stock options	36,100	36	152,650	—	—	—	—	152,686
Shares issued in connection with employee stock purchase plan	7,985	8	33,249	—	—	—	—	33,257
Share based compensation
Restricted stock	—	—	43,007	—	—	—	—	43,007
Stock options	—	—	232,868	—	—	—	—	232,868
Employee stock purchase plan	—	—	21,440	—	—	—	—	21,440
Shares issued in connection with restricted stock grant	25,500	25	(25)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(69,120)	—	—	(69,120)
Income from noncontrolling interest	—	—	—	—	—	10,894	—	10,894
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(2,251)	(2,251)
Net income	—	—	—	2,857,370	—	—	—	2,857,370

Balance, September 30, 2009	24,587,281	$24,587	$76,733,498	$4,600,935	$(558,294)	$104,548	$22,500	$80,927,774

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income - Lannett Company, Inc.	$2,857,370	$1,226,165
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,166,604	1,283,617
Deferred tax expense	388,427	911,872
Stock compensation expense	297,315	389,797
Other noncash (income) expenses	(26,391)	1,949
Income from noncontrolling interest	10,894	17,506
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(1,152,466)	5,341,230
Inventories	(814,863)	294,571
Prepaid and income taxes payable	513,590	784,009
Prepaid expenses and other assets	58,142	(106,188)
Accounts payable	(1,155,783)	(1,259,114)
Accrued expenses	289,880	157,703
Rebates, chargebacks and returns payable	(871,703)	20,132
Accrued payroll and payroll related	(2,195,495)	398,639
Deferred revenue	—	(258,283)
Net cash (used in) provided by operating activities	(634,479)	9,203,605

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(1,067,261)	(209,210)
Purchase of intangible asset (product rights)	(500,000)	—
Proceeds from sale of investment securities - available for sale	—	316,099
Purchase of investment securities - available for sale	—	(298,528)
Net cash used in investing activities	(1,567,261)	(191,639)

FINANCING ACTIVITIES:
Repayments of debt	(136,285)	(147,583)
Proceeds from issuance of stock	185,943	31,281
Purchase of treasury stock	(69,120)	(19,950)
Net cash used in financing activities	(19,462)	(136,252)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,221,202)	8,875,714

CASH AND CASH EQUIVLAENTS, BEGINNING OF PERIOD	25,832,456	6,256,712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,611,254	$15,132,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$41,762	$64,852
Income taxes paid	$925,633	$250,000
Lannett stock issued - contingent consideration - Cody Labs acquistion	$—	$430,500

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2009 and 2008:

For the three months ended September 30, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(4,767,581)	(1,852,708)	(1,147,720)	—	(7,768,009)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	10,272,936	4,066,855	1,140,128	407,784	15,887,703
Actual credits issued related to sales recorded in Fiscal 2010	(7,000,389)	(1,789,955)	—	(407,784)	(9,198,128)
Reserve Balance as of September 30, 2009	$4,594,768	$2,961,938	$5,099,400	$—	$12,656,106

For the three months ended September 30, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(2,865,229)	(255,126)	(6,425,413)	—	(9,545,768)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	9,144,349	2,949,913	1,142,474	42,957	13,279,693
Actual credits issued related to sales recorded in Fiscal 2009	(5,129,939)	(1,537,556)	—	(40,096)	(6,707,591)
Reserve Balance as of September 30, 2008	$5,198,588	$1,789,545	$8,361,757	$2,861	$15,352,751

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $13,734,540 at June 30, 2009 to $12,656,106 at September 30, 2009.   As of September 30, 2009 approximately $9,924,000 of the original $10,545,000 return reserve recorded in Fiscal 2008 for Prenatal Multivitamin was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $621,000 of Multivitamin returns reserve on the consolidated balance sheet at September 30, 2009. The decrease in chargeback reserves between June 30, 2009 and September 30, 2009 was due primarily to a decrease in inventory levels at wholesaler distribution centers.

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

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired during the three months ended September 30, 2009, or the fiscal year ended June 30, 2009.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development expenses are charged to operations as incurred.

Intangible Assets — In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset of $67,040,000 for the exclusive marketing and distribution rights obtained from JSP.  The intangible asset was recorded based upon the fair value of the four million (4,000,000) shares at the time of issuance to JSP.   During the quarter ended March 31, 2005, the Company recorded a non-cash impairment loss of approximately $46,093,000 to reduce the carrying value of the intangible asset to its fair value of approximately $16,062,000 as of the date of the impairment.  As of September 30, 2009 and June 30, 2009, management concluded the carrying value of the intangible asset was less than its fair value and, therefore, no further impairment was required.  The Company will incur annual amortization expense of approximately $1,785,000 for the JSP intangible asset over the remaining term of the agreement.

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

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In May 2008, the Company and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett, under Lannett’s current ownership structure.  Should Lannett undergo a change in control transaction with a third party, this royalty will be reinstated.  In Fiscal 2008, the Company obtained FDA approval to use these proprietary rights.  Accordingly, the Company originally capitalized these purchased product rights as an indefinite lived intangible asset and tested this asset for impairment at least on an annual basis.  During the fourth quarter of fiscal 2009, it was determined that this intangible asset no longer has an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset is being amortized on a straight line basis prospectively over its 10 year remaining estimated useful life.

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  It is expected that the Company will be able to produce these products by the third quarter of this fiscal year.  The Company has assigned a 15 year life to this intangible asset based on average life cycles of Lannett products.  Amortization will begin when the Company starts shipping these products.

For the three months ended September 30, 2009 and 2008, the Company incurred amortization expense of approximately $458,000 and $446,000, respectively. As of September 30, 2009 and June 30, 2009, accumulated amortization totaled approximately $8,083,000 and $7,624,000, respectively.

Future annual amortization expense consists of the following as of September 30, 2009:

Fiscal Year Ending June 30,	Annual Amortization Expense
2010	$1,375,059
2011	1,833,412
2012	1,833,412
2013	1,833,412
2014	1,387,245
Thereafter	397,817
$8,660,357

The amounts above do not include the ANDA’s purchased in August 2009 for $500,000 as amortization will begin when the Company starts shipping these products.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the three months ended September 30, 2009 and 2008 was approximately $10,000 and $13,000, respectively.

Income Taxes - The Company uses the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.  The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative standards issued by the FASB also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
Medical Indication	2009	2008

Migraine Headache	$2,663,000	$2,319,000
Epilepsy	611,000	680,000
Prescription Vitamin	1,489,000	—
Heart Failure	4,852,000	6,348,000
Thyroid Deficiency	13,024,000	11,466,000
Antibiotic	1,661,000	1,496,000
Pain Management	2,880,000	276,000
Other	4,255,000	2,983,000

Total	$31,435,000	$25,568,000

Concentration of Market and Credit Risk - Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 41%, 15%, 9%, 8% and 5%, respectively of net sales for the three months ended September 30, 2009.  Those same products accounted for 45%, 25%, 1%, 9% and 0% respectively, of net sales for the three months ended September 30, 2008.

Four of the Company’s customers accounted for 26%, 14%, 9%, and 8%, respectively, of net sales for the three months ended September 30, 2009, and 29%, 5%, 3%, and 8%, respectively, of net sales for the three months ended September 30, 2008.  At September 30, 2009, these four customers accounted for 60% of the Company’s accounts receivable balances.  At June 30, 2009, these four customers accounted for 54% of the Company’s accounts receivable balances.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At September 30, 2009, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the Long-term Incentive Plan, or “LTIP”).

During the three months ended September 30, 2008, the Company awarded 30,000 shares of restricted stock under the LTIP which vested immediately.  Stock compensation expense of $101,400 was recognized during the three months ended September 30, 2008, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock under the LTIP of which, 74,464 of these shares vested 100% on January 1, 2008.  The remainder vests in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $43,007 and $43,007 was recognized during the three months ended September 30, 2009 and 2008, respectively, related to the vesting of these shares of restricted stock.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the three months ended September 30:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2010	FY 2010	FY 2009	FY 2009
Risk-free interest rate	2.4%	—%	2.5%	2.5%
Expected volatility	67.1%	—%	56.5%	56.5%
Expected dividend yield	0.0%	—%	0.0%	0.0%
Forfeiture rate	5.0%	—%	5.0%	5.0%
Expected term	5.0 years	n/a	5.0 years	5.0 years
Weighted average fair value at date of grant	$4.86	$—	$1.41	$1.41

There were no options issued under the LTIP during the three months ended September 30, 2009.  Approximately 100,000 options were issued under the LTIP during the three months ended September 30, 2008.  There were 36,100 and zero shares under option that were exercised in the three months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, there were 1,563,181 options outstanding.  Of those, 571,800 were options issued under the LTIP, 780,148 were issued under the 2003 Plan, and 211,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 20,490 shares under option having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with 34,100 shares under option having already been exercised under that plan.

Expected volatility is based on the historical volatility of the price of our common shares since the date we commenced trading on the NYSE-Amex, April 2002, or a historical period equal to the expected term of the option, whichever is shorter.  We use historical information to estimate expected term within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using the straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended September 30,
	2009	2008

Share based compensation
Stock options	$232,868	$218,799
Employee stock purchase plan	21,440	26,591
Restricted stock	43,007	144,407
Tax benefit at effective rate	27,604	22,180

Options outstanding that have vested and are expected to vest as of September 30, 2009 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,149,641	$8.73	$1,575,149	5.7
Options expected to vest	392,863	$4.62	$1,143,046	8.5
Total vested and expected to vest	1,542,504	$7.68	$2,718,195	6.4

A summary of nonvested restricted stock award activity as of September 30, 2009 and changes during the three months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	77,198	$311,108
Granted	—	—
Vested	(25,500)	(102,765)
Forfeited	(6,200)	(24,986)
Nonvested at September 30, 2009	45,498	$183,357

A summary of award activity under the Plans as of September 30, 2009 and 2008, and changes during the three months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2009	958,909	$5.60			626,772	$10.52
Granted	20,000	$8.48			—	$—
Exercised	(36,100)	$4.23			—	—
Forfeited, expired or repurchased	(6,400)	$5.38			—	$—
Outstanding at September 30, 2009	936,409	$5.71	$2,217,739	7.2	626,772	$10.52	$551,242	5.3

Outstanding at September 30, 2009 and not yet vested	350,474	$4.64	$1,015,723	8.6	63,067	$4.51	$187,483	8.1
Exercisable at September 30, 2009	585,935	$6.36	$1,202,016	6.3	563,705	$11.19	$373,133	4.9

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2008	991,267	$5.76			703,064	$10.16
Granted	62,002	$2.80			37,998	$2.80
Exercised	—	—			—	—
Forfeited or expired	(42,000)	$4.89			(25,000)	$5.02
Outstanding at September 30, 2008	1,011,269	$5.62	$3,000	7.9	716,062	$9.95	—	6.4

Outstanding at September 30, 2008 and not yet vested	521,180	$4.45	—	8.9	163,288	$4.75	—	8.8
Exercisable at September 30, 2008	490,089	$6.86	$3,000	6.8	552,774	$11.48	—	5.7

Options with a fair value of $421,281 vested during the three months ended September 30, 2009.  As of September 30, 2009, there was $946,124 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.4 years. As of September 30, 2008, there was approximately $1,663,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  The Company issues new shares when stock options are exercised.

Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Earnings per Common Share — A dual presentation of basic and diluted earnings per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic earnings per share to diluted earnings per share.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.  A reconciliation of the Company’s basic and diluted income per share follows:

	2009		2008
	Net Income	Shares	Net Loss	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic earnings per share factors	$2,857,370	24,533,562	$1,226,165	24,306,488

Effect of potentially dilutive option and restricted stock plans	—	521,099	—	76,463

Diluted earnings per share factors	$2,857,370	25,054,661	$1,226,165	24,382,951

Basic earnings per share	$0.12		$0.05
Diluted earnings per share	$0.11		$0.05

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2009 and 2008 were 352,845 and 1,807,529, respectively.

Note 3.  New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“the Codification”), which establishes the Codification as the source of authoritative accounting guidance to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009.  The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature.  Only one level of authoritative U.S. GAAP now exists.  All other literature is considered non-authoritative.  The Codification does not change U.S. GAAP.    We adopted the Codification during the first quarter of fiscal year 2010.

In December 2007, the FASB issued authoritative guidance which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under the guidance, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. In April 2009, updated guidance was issued to address application issues regarding the accounting and disclosure provisions for contingencies. The authoritative guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year beginning July 1, 2009.  Early application is not permitted. The effect of this authoritative guidance on our consolidated financial statements will depend on the nature and terms of any business combinations that occur after the effective date.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted this authoritative guidance effective July 1, 2009. As a result of the adoption, the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets.  Minority interest expense is now shown below net income under the heading “net income from noncontrolling interest”.  Prior year financial statements have been reclassified to reflect the adoption of this guidance.  The adoption of this guidance did not have any other significant impact on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted this authoritative guidance effective July 1, 2009.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The authoritative guidance is effective for the annual reporting period that begins after November 15, 2009. We do not expect the adoption of this authoritative guidance to have a significant impact on our consolidated financial statements.

Note 4.  Inventories

The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand.    The Company’s estimates of future product demand may fluctuate, in which case estimated required reserves for excess and obsolete inventory may increase or decrease.   If the Company’s inventory is determined to be overvalued, the Company recognizes such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would recognize such additional operating income at the time of sale.

Inventories consist of the following:

	September 30, 2009	June 30, 2009

Raw materials	$5,023,930	$5,755,982
Work-in-process	3,328,786	2,846,600
Finished goods	7,688,876	6,664,193
Packaging supplies	968,632	928,586
	$17,010,224	$16,195,361

The preceding amounts are net of inventory reserves of $2,792,384 and $2,744,305 at September 30, 2009 and June 30, 2009, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended September 30, 2009 and 2008 was approximately $708,000 and $837,000, respectively.

Property, plant and equipment consist of the following:

		September 30,	June 30,
	Useful Lives	2009	2009
Land	—	$918,314	$918,314
Building and improvements	10 - 39 years	17,084,701	17,048,351
Machinery and equipment	5 - 10 years	22,871,684	22,573,324
Furniture and fixtures	5 - 7 years	896,871	891,169
		41,771,570	41,431,158
Accumulated depreciation		(19,242,024)	(18,533,773)
		$22,529,546	$22,897,385

Note 6.  Investment Securities - Available-for-Sale

On July 1, 2008, the Company adopted the authoritative guidance which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs were established that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The Company does not have any level 1 available-for-sale securities as of September 30, 2009 or June 30, 2009.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable. The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate bonds, U.S. government and agency securities and certain mortgage-backed and asset-backed securities whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The fair value of the Company’s available-for-sale securities in the table below are derived solely from level 2 inputs.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any level 3 available-for-sale securities as of September 30, 2009 or June 30, 2009.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

September 30, 2009

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$928,910	$35,035	$—	$963,945
Corporate Bonds	179,507	2,466	—	181,973
	$1,108,417	$37,501	$—	$1,145,918

June 30, 2009

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$928,910	$40,352	$—	$969,262
Asset-Backed Securities	179,507	900	—	180,407
	$1,108,417	$41,252	$—	$1,149,669

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at September 30, 2009 and June 30, 2009 are summarized as follows:

	September 30, 2009 Available for Sale		June 30, 2009 Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$720,238	$747,448	$338,159	$347,921
Due after one year through five years	388,179	398,470	770,258	801,748
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total available-for-sale securities	1,108,417	1,145,918	1,108,417	1,149,669
Less current portion	720,238	747,448	338,159	347,921

Long term available-for-sale securites	$388,179	$398,470	$770,258	$801,748

The Company uses the specific identification method to determine the cost of securities sold. For the three months ended September 30, 2009, the Company had no realized gains or losses, whereas for the three months ended September 30, 2008, the Company had realized losses of $4,931.

As of September 30 and June 30, 2009, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of September 30, 2009, there were no individual securities in a continuous unrealized loss position.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (2.75% and 3.00% at September 30 and June 30, 2009, respectively). As of September 30 and June 30, 2009, the Company had $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of September 30, 2009, the Company was in compliance with all financial covenants under the agreement.

The Company is required to maintain and comply with a debt service coverage ratio of not less than 2 to 1 (to be measured annually).  Debt service coverage is defined as the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to the sum of interest expenses plus scheduled current maturities of long-term debt and current capitalized lease obligations.  Previously, the terms of the existing agreement required the Company to at all times maintain deposit balances in excess of $3,500,000 with Wachovia Bank for the balance of the arrangement.  Additionally, the Company was required to pay Wachovia an availability fee equal to 0.50% per annum calculated daily, on the available but unused balance of the line of credit.

The existing line of credit, which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wachovia, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program As of September 30, 2009, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at September 30, 2009, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	September 30,	June 30,
	2009	2009
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	984,007	1,002,607
Pennsylvania Department of Community & Economic Development loan	157,243	182,831
Tax-exempt bond loan (PAID)	680,000	680,000
Equipment loan	—	80,130
First National Bank of Cody mortgage	1,681,233	1,693,200

Total debt	8,002,483	8,138,768
Less current portion	357,806	435,386

Long term debt	$7,644,677	$7,703,382

	September 30,	June 30,
	2009	2009
Current Portion of Long Term Debt
PIDC Regional Center, LP III loan	$—	$—
Pennsylvania Industrial Development Authority loan	75,580	75,017
Pennsylvania Department of Community & Economic Development loan	104,130	103,100
Tax-exempt bond loan (PAID)	125,000	125,000
Equipment loan	—	80,130
First National Bank of Cody mortgage	53,096	52,139

Total current portion of long term debt	$357,806	$435,386

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2009 and June 30, 2009 was 0.69% and 0.62%, respectively.

The Company entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remained outstanding at June 30, 2009 was the Equipment Loan, which had an outstanding balance of $80,130 at June 30, 2009.  This loan was fully repaid as of September 30, 2009.

The Company is required to maintain and comply with a debt service coverage ratio of not less than 2 to 1 (to be measured annually).  Debt service coverage is defined as the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to the sum of interest expenses plus scheduled current maturities of long-term debt and current capitalized lease obligations.  Previously, the terms of the existing agreement required the Company to at all times maintain deposit balances in excess of $3,500,000 with Wachovia Bank for the balance of the arrangement.  Additionally, the Company was required to pay Wachovia an availability fee equal to 0.50% per annum calculated daily, on the available but unused balance of the line of credit.

The existing line of credit, which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wachovia, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

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

Long-term debt amounts due, for the twelve month periods ended September 30 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2010	$357,806
2011	4,818,102
2012	274,802
2013	283,934
2014	279,293
Thereafter	1,988,546

$8,002,483

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

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court granted the motion and dismissed the complaint but gave Albion leave to file an amended complaint.  On January 20, 2009, Albion filed an amended complaint.   Lannett filed an answer to the complaint and counterclaim, asserting, among other things, that Albion tortuously interfered with Lannett’s contracts.  Subsequent to the filing of the answer and counterclaim, Lannett and Albion reached an agreement in principal to settle the case.  Under terms of the settlement, the parties would each dismiss their claims against each other and provide releases.  On July 6, 2009, the settlement agreement was signed and on July 13, 2009 the case was dismissed.

Note 11.   Commitments

Leases

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on seven acres in Philadelphia.  The Company purchased this building in October 2009 for approximately $3.8 million plus the cost of fit out.  A significant portion of the purchase price and fit out costs are expected to be financed through a series of loans with a bank and a Pennsylvania state run development agency by the third quarter of Fiscal 2010.  This new facility is initially going to be used for warehouse space with the expectation of making this facility the Company’s headquarters and possibly additional manufacturing space.  The other Philadelphia locations will continue to be utilized for manufacturing, packaging, and research.

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.   See Note 16.

Rental and lease expense for the three months ended September 30, 2009 and 2008 was approximately $82,000 and $110,000, respectively.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Keith R. Ruck, Vice President of Finance and Chief Financial Officer, Kevin Smith, Vice President of Sales and Marketing, William Schreck, Senior Vice President and General Manager, Ernest Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer, and Stephen Kovary, Vice President of Operations.  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The bonus amounts of these executives are determined by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policies regarding stock option and restricted stock grants.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives of between 18 months and three years.

During the third quarter of Fiscal Year 2009, the Company’s former Vice President of Finance, Treasurer, Secretary and Chief Financial Officer resigned.  As part of his separation agreement, the Company is obligated to pay to him approximately $670,000 to settle any outstanding obligations from his employment agreement, including any salary, bonus, vacation, stock options and medical benefits.  Of this amount, $300,440 was paid in Fiscal 2009 with $165,000 designated for the payment of pro rated bonus, and $11,440 was designated for the payment of accrued but unused paid time off.  As part of the settlement, $124,000 was designated as the portion of the settlement related to the repurchase of his outstanding stock options. The Company therefore charged this amount to Additional Paid in Capital, as it represents the fair value of the options repurchased on the repurchase date.  Additional payments totaling approximately $369,000 for severance and benefits will be paid in Fiscal 2010 and Fiscal 2011 pursuant to the separation agreement.

Note 12.  Comprehensive Income

The Company’s other comprehensive income (loss) is comprised of unrealized gains (losses) on investment securities classified as available-for-sale.  The components of comprehensive income and related taxes consisted of the following as of September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008

Other Comprehensive Income (Loss):
Net Income	$2,857,370	$1,226,165
Unrealized Holding (Loss) Gain on Securities	(3,751)	7,793
Add: Tax savings at statutory rate	1,500	(3,117)

Total Other Comprehensive (Loss) Income	(2,251)	4,676

Total Comprehensive Income	$2,855,119	$1,230,841

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2009 and 2008 were $153,000 and $88,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of September 30, 2009, 183,576 shares have been issued under the ESPP.  Compensation expense of $21,440 and $26,591 has been recognized for the three months ended September 30, 2009 and 2008, respectively, relating to the ESPP.

Note 15.  Income Taxes

The Company uses the liability method to account for income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.

The provision for federal, state and local income taxes for the three months ended September 30, 2009 and 2008 was tax expense of approximately $1,828,000 and $920,000, respectively, with effective tax rates of 39% and 43%, respectively. The effective tax rate for the three months ended September 30, 2009 was a lower effective tax rate compared to September 30, 2008 due primarily to a change in the Federal rate from the 35% statutory rate to an estimated 34% actual rate, apportionment of income to Wyoming which has no state income tax, and federal income tax credits.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative standards issued by the FASB also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As of September 30, 2009 and June 30, 2009, the Company reported total unrecognized benefits of $297,663, all of which would affect the Company’s effective tax rate if recognized.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2009 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2009 and June 30, 2009. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

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

Note 16. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2009 and June 30, 2009 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.7 million at September 30, 2009 and June 30, 2009, respectively.

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

The Company is not involved in any other VIE of which Lannett is the primary beneficiary.

Note 17.  Related Party Transactions

The Company had sales of approximately $213,000 and $167,000 during the three months ended September 30, 2009 and 2008, respectively, to a generic distributor, Auburn Pharmaceutical Company. Jeffrey Farber (the “related party”), who is a current board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber, is the owner of Auburn Pharmaceutical Company.  Accounts receivable includes amounts due from the related party of approximately $133,000 and $125,000 at September 30, 2009 and June 30, 2009, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company originally capitalized these rights as an indefinite lived intangible asset and tested this asset for impairment at least on an annual basis.  During the fourth quarter of Fiscal 2009, it was determined that this intangible asset no longer has an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset is being amortized on a straight line basis prospectively over its 10 year remaining estimated useful life.

Arthur Bedrosian, President and Chief Executive Officer, currently owns 100% of Pharmeral, Inc.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party. In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control transaction with a third party, this royalty would be reinstated.

Provell Pharmaceuticals, LLC (“Provell”) is a joint venture to distribute pharmaceutical products through mail order outlets.  In exchange for access to Lannett’s drug providers, Lannett initially received a 33% ownership interest in this venture.  Lannett’s ownership interest subsequently decreased to 25% due to the additional issuance of shares by Provell in which Lannett did not participate.  The investment is valued at zero, due to losses incurred to date by Provell.  During June 2009, the Company terminated its participation in this joint venture. In connection with the termination agreement, the Company is required to pay Provell ten percent of net sales of  certain products for a period of up to twenty four months.

Accounts receivable includes amounts due from Provell of approximately zero and $55,000 at September 30, 2009 and June 30, 2009, respectively. The Company recognized revenues from Provell of approximately $75,000 during the three months ended September 30, 2008.

Note 18.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 67% and 75% of the Company’s inventory purchases during the three month periods ended September 30, 2009 and 2008, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of September 30, 2009, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, are very dependent on an uninterrupted supply of product from Jerome Stevens.  Should there be an interruption in the supply of product from Jerome Stevens for any reason, this event would have a material impact to the financial condition of Lannett.

Note 19.  Subsequent Events

In May 2009, the FASB issued authoritative guidance which defines the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The Company adopted this authoritative guidance effective with its financial statements as of and for the year ended June 30, 2009. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the September 30, 2009 and June 30, 2009 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, respectively, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.7 million at September 30, 2009 and June 30, 2009, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2009 and 2008:

For the three months ended September 30, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(4,767,581)	(1,852,708)	(1,147,720)	—	(7,768,009)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	10,272,936	4,066,855	1,140,128	407,784	15,887,703
Actual credits issued related to sales recorded in Fiscal 2010	(7,000,389)	(1,789,955)	—	(407,784)	(9,198,128)
Reserve Balance as of September 30, 2009	$4,594,768	$2,961,938	$5,099,400	$—	$12,656,106

For the three months ended September 30, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(2,865,229)	(255,126)	(6,425,413)	—	(9,545,768)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	9,144,349	2,949,913	1,142,474	42,957	13,279,693
Actual credits issued related to sales recorded in Fiscal 2009	(5,129,939)	(1,537,556)	—	(40,096)	(6,707,591)
Reserve Balance as of September 30, 2008	$5,198,588	$1,789,545	$8,361,757	$2,861	$15,352,751

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $13,734,540 at June 30, 2009 to $12,656,106 at September 30, 2009.   As of September 30, 2009 approximately $9,924,000 of the

original $10,545,000 return reserve recorded in Fiscal 2008 for Prenatal Multivitamin was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $621,000 of Multivitamin returns reserve on the books at September 30, 2009. The decrease in chargeback reserves between June 30, 2009 and September 30, 2009 was due primarily to a decrease in inventory levels at wholesaler distribution centers.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The decrease of reserves to $12,656,106 at September 30, 2009 from $13,734,540 at June 30, 2009 is due to the timing of credits being processed by the customers and by the Company.  Approximately $7,768,000 or 57% of the reserve balance from June 30, 2009 has been processed through the first three months of Fiscal 2010.  Approximately $207,000 of that amount relates to credits issued due to the return by customers of the Prenatal Multivitamin product through September 30, 2009.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The following table shows the results of these calculations as of the relevant periods:

	9/30/09	6/30/09	9/30/08
Net DSO (in days)	68	55	38
Gross DSO (in days)	62	53	61

The level of both net and gross DSO at September 30, 2009 is within the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

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

Results of Operations - Three months ended September 30, 2009 compared with three months ended September 30, 2008

Net sales for the three months ended September 30, 2009 (“Fiscal 2010”) increased 23% to $31,435,000 from $25,568,000 for the three months ended September 30, 2008 (“Fiscal 2009”). The increase was primarily due to sales of drugs used for pain management totaling $2,880,000 as well as sales of $1,489,000 of our prescription vitamins during the first quarter of Fiscal 2010.  The following factors also contributed to the $5,867,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	-30%	11%
Antibiotics	24%	-8%
Epilepsy	-16%	17%
Thyroid Deficiency	15%	- 1%
Pain Management	480%	37%
Migraine Headache	—%	15%

The increase in product sales can be attributed primarily to four products. Sales of drugs used for pain management increased by approximately $2,604,000 in the first quarter of Fiscal 2010 compared to the first quarter of Fiscal 2009 due to a market withdrawal by one of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $1,558,000 as a result of a continued shift away from branded drugs towards generic prescriptions.  Partially offsetting these increases was a decrease in sales of drugs for the treatment of congestive heart failure by approximately $1,496,000 in the first quarter of Fiscal 2010 compared to the first quarter of Fiscal 2009.  This decrease was due to a product recall by several of our major competitors which increased our first quarter of Fiscal 2009 revenues.  The increase in sales can also be attributed to the continued sales of our prescription vitamins discussed above.

The Company expects to continue increasing the number of products available for sale to its customers, which will require additional FDA approvals. The Company’s receipt of several approvals by the FDA to offer new products has resulted in more sales of new products in Fiscal 2010 compared to Fiscal 2009.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended September 30, 2009 and 2008:

Customer Category	2009	2008

Wholesaler/ Distributor	$15,169,000	$11,841,000
Retail Chain	14,732,000	11,975,000
Mail-Order Pharmacy	1,534,000	1,636,000
Private Label	—	116,000

Total	$31,435,000	$25,568,000

The sales to wholesaler/distributor and retail chain customer categories increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales for the first quarter increased 20% to $19,901,000 in Fiscal 2010 from $16,566,000 in Fiscal 2009.  The increase reflected the impact of the 23% increase in sales and royalties of approximately $440,000 primarily related to the prescription vitamins.  The increase in cost of sales was less than the increase in sales, however, due to the fixed nature of some production costs.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining five years of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first quarter of Fiscal 2010 and Fiscal 2009 were 37% and 35%, respectively. Gross profit percentage increased due to strong profit margins on the pain management products and prescription vitamins, as well as the fixed nature of some production costs.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first quarter increased 63% to $3,028,000 for Fiscal 2010 from $1,863,000 for Fiscal 2009.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA as well as increased costs for biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the first quarter decreased 24% to $3,763,000 in Fiscal 2010 from $4,949,000 in Fiscal 2009.  The decrease is primarily due to litigation expenses in Fiscal 2009 related to the patent challenge with KV Pharmaceuticals of approximately $800,000 which were not incurred in Fiscal 2010. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense was flat with $70,000 recorded in the first quarter of Fiscal 2010 compared to $66,000 in Fiscal 2009.  Interest income in the first quarter decreased to $23,000 in Fiscal 2010 from $46,000 in Fiscal 2009 due to lower interest earned on investment securities.

The Company recorded income tax expense in the first quarter of 2010 of $1,828,000 compared to $920,000 in the first quarter of Fiscal 2009. The effective tax rate for the three months ended September 30, 2009 was 39%, compared to 43% for the three months ended September 30, 2008.  The effective tax rate for the three months ended September 30, 2009 was a lower effective tax rate compared to September 30, 2008 due primarily to a change in the Federal rate from the 35% statutory rate to an estimated 34% actual rate, apportionment of income to Wyoming which has no state income tax, and federal income tax credits.

The Company reported net income of approximately $2,857,000 in the first quarter of Fiscal 2010, or $0.12 basic and $0.11 diluted earnings per share, as compared to $1,226,000 in the first quarter Fiscal 2009, or $0.05 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2009, working capital was $42,266,000, as compared to $38,632,000 at June 30, 2009, an increase of $3,634,000.

Net cash used in operating activities of $634,000 in the first three months of Fiscal 2010 reflected net income of $2,857,000, after adjusting for non-cash items of $1,837,000, as well as cash used by changes in operating assets and liabilities of $5,328,000.  Significant changes in operating assets and liabilities are comprised of:

•                  An increase in trade accounts receivable of $1,152,000 primarily as a result of increased sales in Fiscal 2010.  The change in the accounts receivable balance from June 30, 2009 to September 30, 2009 includes a non-cash decrease of approximately $207,000 related to the issuance of credits for the returns of the multivitamin product received by the Company through September 30, 2009.

•                  An increase in inventories of $815,000 due to increased stocking levels at both Lannett and Cody Labs for several products as of September 30, 2009 that are being carried in order to respond to the increased order volume we are currently experiencing.

•                  An increase in income taxes payable of $514,000 related to Fiscal 2010 taxable income.

•                  A decrease in accounts payable of $1,156,000 due to the timing of payments at the end of the month.

•                  A decrease in rebates, chargebacks and returns payable of $872,000 primarily as a result of a decrease in the chargeback reserve due to lower inventory levels at wholesaler distribution centers offset by a non-cash decrease of approximately $207,000 related to the issuance of credits for the returns of the multivitamin product received by the Company through September 30, 2009.

•                  A decrease in accrued payroll and payroll related costs of $2,195,000 primarily related to the partial payment of the Fiscal 2009 accrued incentive compensation costs totaling approximately $3,000,000.

Net cash used in investing activities of $1,567,000 for the three months ended September 30, 2009 reflected the purchase of property, plant and equipment of $1,067,000 as well as the purchase of an intangible asset (product rights) for $500,000.

Net cash used in financing activities of $19,000 for the three months ended September 30, 2009 was primarily due to scheduled debt repayments of $136,000.  Proceeds from the issuance of stock of $186,000 were partially offset by the purchase of treasury stock totaling $69,000.

Long-term debt amounts due, for the twelve month periods ended September 30 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2010	$357,806
2011	4,818,102
2012	274,802
2013	283,934
2014	279,293
Thereafter	1,988,546

$8,002,483

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (2.75% and 3.00% at September 30 and June 30, 2009, respectively). As of September 30 and June 30, 2009, the Company has $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.

The existing line of credit which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wachovia, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

The terms of the line of credit, the loan agreement and the related letter of credit require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.  As of September 30, 2009, the Company is in compliance with all financial covenants under the agreement.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. Through September 30, 2009, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant fund. Based on information available at September 30, 2009, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.  Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company’s short-term or long-term liquidity or financial condition.

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

The Company views its April 2007 acquisition of Cody Laboratories, Inc. (“Cody Labs” or “Cody”) as an important step in becoming a vertically integrated narcotics manufacturer and distributor by allowing it to concentrate on developing and completing its dosage form manufacturing in order to reduce narcotic API costs.

In July 2008, the DEA granted Cody Labs a license to directly import raw poppy straw for conversion into API and/or various pharmaceutical products.  Only six other companies in the U.S. have been granted this license to date.  This license allows the Company to avoid increased costs associated with buying narcotic API from other manufacturers.  The Company anticipates that it can use this license to become a vertically integrated manufacturer of narcotic products, as well as a supplier of API to the pharmaceutical industry.  The Company believes that the aging domestic population may result in a higher demand for pain management pharmaceutical products and that it will be well-positioned to take advantage of this increased demand.

Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area.

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

Occasionally, the Company will work on developing a drug product that does not require FDA approval.  Certain prescription drugs do not require prior FDA approval before marketing.  They include, for instance, drugs listed as DESI drugs (Drug Efficacy Study implementation) which are under evaluation by FDA, Grandfathered Drugs, and prescription multivitamin drugs. A generic manufacturer may sell products which are chemically equivalent to innovator drugs, under FDA rules by simply performing and internally documenting the normal research and development involved in bringing a new product to market.  Under this scenario, a generic company can forego the time required for FDA approval.

More specifically, certain products, marketed prior to the Federal Food, Drug and Cosmetic Act  may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (2.75% and 3.00% at September 30 and June 30, 2009, respectively). As of September 30 and June 30, 2009, the Company has $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  The existing line of credit which was to expire on November 30, 2009, was renewed and extended to November 30, 2010.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court granted the motion and dismissed the complaint but gave Albion leave to file an amended complaint.  On January 20, 2009, Albion filed an amended complaint.   Lannett filed an answer to the complaint and counterclaim, asserting, among other things, that Albion tortuously interfered with Lannett’s contracts.  Subsequent to the filing of the answer and counterclaim, Lannett and Albion reached an agreement in principal to settle the case.  Under terms of the settlement, the parties would each dismiss their claims against each other and provide releases.  On July 6, 2009, the settlement agreement was signed and on July 13, 2009 the case was dismissed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Company’s security holders during the quarter ended   September 30, 2009.

ITEM 6.  EXHIBITS

(a)                           A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: November 12, 2009	By:	/s/ Keith R. Ruck
Keith R. Ruck
Vice President of Finance and Chief Financial Officer

Dated: November 12, 2009	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith