Form 10-Q
period 2009-12-31
LANNETT CO INC
filed 2010-02-11
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of February 10, 2010
Common stock, par value $0.001 per share	25,186,862 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2009	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$19,653,294	$25,832,456
Investment securities - available for sale	741,869	347,921
Trade accounts receivable (net of allowance of $130,291 and $132,000, respectively)	28,919,488	29,945,748
Inventories, net	18,775,851	16,195,361
Interest receivable	94,593	90,425
Prepaid taxes	808,522	—
Deferred tax assets	4,232,572	4,296,929
Other current assets	1,031,744	602,335
Total Current Assets	74,257,933	77,311,175

Property, plant and equipment	46,922,895	41,431,158
Less accumulated depreciation	(19,920,946)	(18,533,773)
	27,001,949	22,897,385

Construction in progress	1,424,042	591,685
Investment securities - available for sale	396,713	801,748
Intangible assets (product rights) - net of accumulated amortization	8,702,004	9,118,710
Deferred tax assets	12,560,834	13,757,545
Other assets	165,943	98,873
Total Assets	$124,509,418	$124,577,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$14,388,197	$16,805,468
Accrued expenses	2,125,144	1,842,434
Accrued payroll and payroll related	2,558,955	5,150,104
Income taxes payable	—	711,073
Current portion of long-term debt	359,971	435,386
Rebates, chargebacks and returns payable	14,283,623	13,734,540
Total Current Liabilities	33,715,890	38,679,005

Long-term debt, less current portion	7,585,473	7,703,382
Unearned grant funds	500,000	500,000
Other long-term liabilities	10,339	47,111
Total Liabilities	41,811,702	46,929,498
Commitment and Contingencies, See notes 10 and 11

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,799,154 and 24,517,696 shares, respectively	24,799	24,518
Additional paid in capital	78,431,215	76,250,309
Retained earnings	4,655,527	1,743,565
Noncontrolling interest	115,471	93,654
Accumulated other comprehensive income	28,998	24,751
	83,256,010	78,136,797
Less: Treasury stock at cost - 90,160 and 82,228 shares, respectively	(558,294)	(489,174)
TOTAL SHAREHOLDERS’ EQUITY	82,697,716	77,647,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$124,509,418	$124,577,121

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$28,716,713	$29,224,372	$60,151,702	$54,792,025
Cost of sales	19,892,781	17,712,370	38,905,099	33,832,565
Amortization of intangible assets	448,666	446,167	897,333	892,333
Product royalties	298,288	42,997	738,062	42,997

Gross profit	8,076,978	11,022,838	19,611,208	20,024,130

Research and development expenses	2,730,112	1,840,717	5,757,953	3,703,830
Selling, general, and administrative expenses	4,049,391	6,675,472	7,812,552	11,624,616
Gain on sale of assets	(235)	(26,940)	(235)	(22,009)

Operating income	1,297,710	2,533,589	6,040,938	4,717,693

Other income (expense):
Foreign currency gain	708	—	708	—
Interest income	21,184	91,883	44,283	137,650
Interest expense	(84,091)	(117,431)	(154,504)	(183,640)
	(62,199)	(25,548)	(109,513)	(45,990)

Income before income tax expense	1,235,511	2,508,041	5,931,425	4,671,703
Income tax expense	1,169,996	925,433	2,997,646	1,845,423
Consolidated net income	65,515	1,582,608	2,933,779	2,826,280
Less net income from noncontrolling interest	(10,923)	(9,546)	(21,817)	(27,053)

Net income attributable to Lannett Company, Inc.	$54,592	$1,573,062	$2,911,962	$2,799,227

Basic income per common share - Lannett Company, Inc.	$0.00	$0.06	$0.12	$0.11
Diluted income per common share - Lannett Company, Inc.	$0.00	$0.06	$0.12	$0.11

Basic weighted average number of shares	24,713,006	24,468,149	24,623,284	24,385,818
Diluted weighted average number of shares	25,207,764	24,546,787	25,152,455	24,510,726

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional				Accum. Other
	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Stock	Interest	Income	Equity

Balance, June 30, 2009	24,517,696	$24,518	$76,250,309	$1,743,565	$(489,174)	$93,654	$24,751	$77,647,623

Exercise of stock options	123,600	123	558,600	—	—	—	—	558,723
Shares issued in connection with employee stock purchase plan	15,633	16	78,813	—	—	—	—	78,829
Share based compensation
Restricted stock	—	—	176,103	—	—	—	—	176,103
Stock options	—	—	530,593	—	—	—	—	530,593
Employee stock purchase plan	—	—	33,076	—	—	—	—	33,076
Shares issued in connection with restricted stock grant	142,225	142	758,571	—	—	—	—	758,713
Tax benefit on stock options exercised			45,150					45,150
Purchase of treasury stock	—	—	—	—	(69,120)	—	—	(69,120)
Income from noncontrolling interest	—	—	—	—	—	21,817	—	21,817
Other comprehensive income, net of income tax	—	—	—	—	—	—	4,247	4,247
Net income - Lannett Company, Inc.	—	—	—	2,911,962	—	—	—	2,911,962

Balance, December 31, 2009	24,799,154	$24,799	$78,431,215	$4,655,527	$(558,294)	$115,471	$28,998	$82,697,716

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2009	2008

OPERATING ACTIVITIES:
Net income - Lannett Company, Inc.	$2,911,962	$2,799,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,313,014	2,577,146
Deferred tax expense	1,265,503	2,923,575
Stock compensation expense	739,772	656,698
Other noncash (income) expenses	(18,717)	17,074
Gain on sale of assets	(235)	(22,010)
Income from noncontrolling interest	21,817	27,052
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	685,275	(1,096,522)
Inventories	(2,580,490)	(2,345,270)
Prepaid and income taxes payable	(1,519,595)	(338,670)
Prepaid expenses and other assets	(518,702)	(476,813)
Accounts payable	(2,417,271)	(500,550)
Accrued expenses	282,710	12,485
Rebates, chargebacks and returns payable	890,068	2,304,504
Accrued payroll and payroll related	(1,832,436)	700,056
Deferred revenue	—	(339,133)
Net cash provided by operating activities	222,675	6,898,849

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(6,342,994)	(418,962)
Proceeds from sale of property, plant and equipment	10,000	1,500
Purchase of intangible asset (product rights)	(500,000)	—
Proceeds from sale of investment securities - available for sale	—	5,525,349
Purchase of investment securities - available for sale	—	(5,549,604)
Net cash used in investing activities	(6,832,994)	(441,717)

FINANCING ACTIVITIES:
Repayments of debt	(193,324)	(295,944)
Proceeds from issuance of stock	637,552	57,924
Tax benefit on stock options exercised	45,150	—
Purchase of treasury stock	(69,120)	(20,228)
Net cash provided by (used in) financing activities	420,258	(258,248)

Effect of foreign currency rates on cash and cash equivalents	10,899	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,179,162)	6,198,884

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,832,456	6,256,712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,653,294	$12,455,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$97,392	$137,866
Income taxes paid	$3,227,383	$250,000
Lannett stock issued - contingent consideration - Cody Labs acquistion	$—	$581,175

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Note 2.  Summary of Significant Accounting Policies

Lannett Company, Inc., a Delaware corporation, and subsidiaries (the “Company” or “Lannett”), develop, manufacture, package, market, and distribute active pharmaceutical ingredients as well as pharmaceutical products sold under generic chemical names.  The Company primarily manufactures solid oral dosage forms, including tablets and capsules, and is pursuing partnerships and research contracts for the development and production of other dosage forms, including liquids, nasal and injectable products.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, as well as the consolidation of Cody LCI Realty, LLC, a variable interest entity.  See Note 16 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation - The local currency is the functional currency of its newly created foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period-end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is recorded in a separate component of stockholders’ equity and changes to such are included in comprehensive income. Exchange adjustments resulting from transactions denominated in foreign currencies are recognized in the consolidated statements of operations.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2009 and 2008:

For the six months ended December 31, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(5,045,921)	(2,455,912)	(2,336,002)	—	(9,837,835)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	22,373,840	9,050,542	2,649,924	608,323	34,682,629
Actual credits issued related to sales recorded in Fiscal 2010	(17,840,184)	(5,847,204)	—	(608,323)	(24,295,711)
Reserve Balance as of December 31, 2009	$5,577,537	$3,285,172	$5,420,914	$—	$14,283,623

For the six months ended December 31, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(3,635,348)	(428,739)	(10,428,254)	—	(14,492,341)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	16,588,951	5,662,865	2,146,732	140,828	24,539,376
Actual credits issued related to sales recorded in Fiscal 2009	(12,105,256)	(4,138,238)	—	(125,928)	(16,369,422)
Reserve Balance as of December 31, 2008	$4,897,754	$1,728,202	$5,363,174	$14,900	$12,004,030

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,734,540 at June 30, 2009 to $14,283,623 at December 31, 2009.   As of December 31, 2009 approximately $10,058,000 of the original $10,545,000 return reserve recorded in Fiscal 2008 for Prenatal Multivitamin was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $487,000 of Multivitamin returns reserve on the consolidated balance sheet at December 31, 2009. The increase in reserves was due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, and partially offset by a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

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

Cash and cash equivalents — The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value, and consist of certificates of deposit that are readily converted to cash.

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

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired during the six months ended December 31, 2009 or the fiscal year ended June 30, 2009.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development expenses are charged to operations as incurred.

Intangible Assets — In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset for the exclusive marketing and distribution rights obtained from JSP.  As of December 31, 2009 and June 30, 2009, management concluded the carrying value of the intangible asset was less than its fair value and, therefore, no impairment was required.  The Company will incur annual amortization expense of approximately $1,785,000 for the JSP intangible asset over the remaining term of the agreement.

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

For the six months ended December 31, 2009 and 2008, the Company incurred amortization expense of approximately $917,000 and $892,000, respectively. As of December 31, 2009 and June 30, 2009, accumulated amortization totaled approximately $8,541,000 and $7,624,000, respectively.

Future annual amortization expense consists of the following as of December 31, 2009:

Fiscal Year Ending June 30,	Annual Amortization Expense
2010	$916,706
2011	1,833,412
2012	1,833,412
2013	1,833,412
2014	1,387,245
Thereafter	397,817
$8,202,004

The amounts above do not include the ANDA’s purchased in August 2009 for $500,000 as amortization will begin when the Company starts shipping these products.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the six months ended December 31, 2009 and 2008 was approximately $11,000 and $31,000, respectively.

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

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and six months ended December 31, 2009 and 2008:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2009	2008	2009	2008

Migraine Headache	$2,476,000	$2,429,000	$5,139,000	$4,748,000
Epilepsy	428,000	204,000	1,039,000	884,000
Prescription Vitamin	1,567,000	4,559,000	3,056,000	4,559,000
Heart Failure	5,289,000	5,709,000	10,142,000	12,057,000
Thyroid Deficiency	13,085,000	12,203,000	26,109,000	23,668,000
Antibiotic	1,558,000	1,524,000	3,219,000	3,020,000
Pain Management	944,000	285,000	3,824,000	562,000
Other	3,370,000	2,311,000	7,624,000	5,294,000

Total	$28,717,000	$29,224,000	$60,152,000	$54,792,000

Concentration of Market and Credit Risk - Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 43%, 17%, 9%, 5% and 5%, respectively of net sales for the six months ended December 31, 2009.  Those same products accounted for 43%, 22%, 9%, 1% and 8% respectively, of net sales for the six months ended December 31, 2008.  For the three months ended December 31, 2009 and 2008, the same five products accounted for 46%, 18%, 9%, 5% and 3%, and 42%, 20%, 8%, 16% and 2%, respectively, of net sales.

Five of the Company’s customers accounted for 26%, 11%, 8%, 8% and 6%, respectively, of net sales for the six months ended December 31, 2009, and 30%, 5%, 8%, 5% and 8%, respectively, of net sales for the six months ended December 31, 2008.  For the three months ended December 31, 2009 and 2008, five customers accounted for 27%, 10%, 9%, 8% and 6%, and 34%, 8%, 9%, 8% and 12%, respectively, of net sales.  At December 31, 2009, these five customers accounted for 71% of the Company’s accounts receivable balances.  At June 30, 2009, these five customers accounted for 69% of the Company’s accounts receivable balances.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At December 31, 2009, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the Long-term Incentive Plan, or “LTIP”).

During the six months ended December 31, 2008, the Company awarded 30,000 shares of restricted stock under the LTIP which vested immediately.  Stock compensation expense of zero and $101,400 was recognized during the three and six months ended December 31, 2008, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock under the LTIP of which, 74,464 of these shares vested 100% on January 1, 2008.  The remainder vests in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $43,007 and $86,014 and was recognized during the three and six months ended December 31, 2009 and 2008, respectively, related to the vesting of these shares of restricted stock.

During the three months ended December 31, 2009, the Company awarded 237,500 shares of restricted stock under the LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $90,089 was recognized during the three months ended December 31, 2009 related to the vesting of these shares of restricted stock.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the six months ended December 31:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2010	FY 2010	FY 2009	FY 2009
Risk-free interest rate	2.4%	2.4%	2.6%	2.5%
Expected volatility	66.5%	66.8%	59.4%	59.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average fair value at date of grant	$4.02	$4.00	$1.44	$1.41

Approximately 528,000 and 47,000 options were issued under the LTIP during the three months ended December 31, 2009 and 2008, respectively.  Approximately 528,000 and 147,000 options were issued under the LTIP during the six months ended December 31, 2009 and 2008, respectively.  There were 122,350 and zero shares under options that were exercised in the six months ended December 31, 2009 and 2008, respectively.  At December 31, 2009, there were 2,079,481 options outstanding.  Of those, 1,039,050 were options issued under the LTIP, 829,198 were issued under the 2003 Plan, and 211,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 48,740 shares under options having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with 92,100 shares under options having already been exercised under that plan.

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Share based compensation
Stock options	$297,725	$219,193	$530,593	$437,992
Employee stock purchase plan	11,636	4,701	33,076	31,292
Restricted stock	133,096	43,007	176,103	187,414
Tax benefit at statutory rate	21,797	22,180	33,743	44,361

Options outstanding that have vested and are expected to vest as of December 31, 2009 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,138,781	$8.85	$709,364	5.4
Options expected to vest	893,665	$6.03	$575,352	9.3
Total vested and expected to vest	2,032,446	$7.61	$1,284,716	7.1

A summary of nonvested restricted stock award activity as of December 31, 2009 and changes during the six months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	77,198	$311,108
Granted	354,225	2,406,963
Vested	(142,225)	(861,478)
Forfeited	(9,300)	(37,479)
Nonvested at December 31, 2009	279,898	$1,819,114

A summary of award activity under the Plans as of December 31, 2009 and 2008, and changes during the six months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2009	958,909	$5.60			626,772	$10.52
Granted	477,142	$7.04			152,658	$6.99
Exercised	(108,546)	$4.47			(13,804)	$4.97
Forfeited, expired or repurchased	(13,650)	$5.82			—	$—
Outstanding at December 31, 2009	1,313,855	$6.21	$1,042,689	7.9	765,626	$9.91	$272,308	5.9

Outstanding at December 31, 2009 and not yet vested	744,482	$5.99	$498,048	9.3	196,218	$6.20	$107,585	9.5
Exercisable at December 31, 2009	569,373	$6.50	$544,641	6.1	569,408	$11.19	$164,723	4.7

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2008	991,267	$5.76			703,064	$10.16
Granted	109,002	$2.79			37,998	$2.80
Exercised	—	—			—	—
Forfeited or expired	(94,150)	$4.81			(25,000)	$5.02
Outstanding at December 31, 2008	1,006,119	$5.53	$680,495	7.7	716,062	$9.95	176,895	6.1

Outstanding at December 31, 2008 and not yet vested	478,663	$4.04	519,552	8.9	136,448	$4.38	137,385	8.7
Exercisable at December 31, 2008	527,456	$6.89	$160,943	6.6	579,614	$11.26	39,510	5.6

Options with a fair value of $652,505 vested during the six months ended December 31, 2009.  As of December 31, 2009, there was $4,391,788 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.84 years.  The Company issues new shares when stock options are exercised.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
	Net Income	Shares	Net Income	Shares	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic earnings per share factors	$54,592	24,713,006	$1,573,062	24,468,149	$2,911,962	24,623,284	$2,799,227	24,385,818

Effect of potentially dilutive option and restricted stock plans	—	494,758	—	78,638	—	529,171	—	124,908

Diluted earnings per share factors	$54,592	25,207,764	$1,573,062	24,546,787	$2,911,962	25,152,455	$2,799,227	24,510,726

Basic earnings per share	$0.00		$0.06		$0.12		$0.11
Diluted earnings per share	$0.00		$0.06		$0.12		$0.11

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and six months ended December 31, 2009 were 1,319,244 and 623,523, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and six months ended December 31, 2008 were 1,797,379 and 1,650,379, respectively.

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

Inventories consist of the following:

	December 31, 2009	June 30, 2009

Raw materials	$6,397,103	$5,755,982
Work-in-process	1,892,640	2,846,600
Finished goods	9,518,344	6,664,193
Packaging supplies	967,764	928,586
	$18,775,851	$16,195,361

The preceding amounts are net of inventory reserves of $2,982,834 and $2,744,305 at December 31, 2009 and June 30, 2009, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended December 31, 2009 and 2008 was approximately $688,000 and $830,000, respectively. Depreciation expense for the six months ended December 31, 2009 and 2008 was approximately $1,396,000 and $1,667,000, respectively.

Property, plant and equipment consist of the following:

		December 31,	June 30,
	Useful Lives	2009	2009
Land	—	$1,418,314	$918,314
Building and improvements	10 - 39 years	20,968,960	17,048,351
Machinery and equipment	5 - 10 years	23,637,495	22,573,324
Furniture and fixtures	5 - 7 years	898,126	891,169
		$46,922,895	$41,431,158
Accumulated depreciation		(19,920,946)	(18,533,773)
		$27,001,949	$22,897,385

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The Company does not have any Level 1 available-for-sale securities as of December 31, 2009 or June 30, 2009.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 available-for-sale securities as of December 31, 2009 or June 30, 2009.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

December 31, 2009

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$928,910	$28,209	$—	$957,119
Corporate Bonds	179,507	1,956	—	181,463
	$1,108,417	$30,165	$—	$1,138,582

June 30, 2009

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$928,910	$40,352	$—	$969,262
Corporate Bonds	179,507	900	—	180,407
	$1,108,417	$41,252	$—	$1,149,669

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at December 31, 2009 and June 30, 2009 are summarized as follows:

	December 31, 2009		June 30, 2009
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$720,238	$741,869	$338,159	$347,921
Due after one year through five years	388,179	396,713	770,258	801,748
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total available-for-sale securities	1,108,417	1,138,582	1,108,417	1,149,669
Less current portion	720,238	741,869	338,159	347,921

Long term available-for-sale securites	$388,179	$396,713	$770,258	$801,748

The Company uses the specific identification method to determine the cost of securities sold. For the six months ended December 31, 2009, the Company had no realized gains or losses, whereas for the six months ended December 31, 2008, the Company had realized gains of $21,770.

As of December 31, 2009 and June 30, 2009, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of December 31, 2009, there were no individual securities in a continuous unrealized loss position.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (3.00% at December 31 and June 30, 2009, respectively). As of December 31 and June 30, 2009, the Company had $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of December 31, 2009, the Company was in compliance with all financial covenants under the agreement.

The existing line of credit, which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wachovia, and the availability fee on the unused balance of the line of credit was reduced to 0.375%

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  As of December 31, 2009, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at December 31, 2009, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	December 31,	June 30,
	2009	2009
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	965,280	1,002,607
Pennsylvania Department of Community & Economic Development loan	131,480	182,831
Tax-exempt bond loan (PAID)	680,000	680,000
Equipment loan	—	80,130
First National Bank of Cody mortgage	1,668,684	1,693,200

Total debt	7,945,444	8,138,768
Less current portion	359,971	435,386

Long term debt	$7,585,473	$7,703,382

Current Portion of Long Term Debt

	December 31,	June 30,
	2009	2009
PIDC Regional Center, LP III loan	$—	$—
Pennsylvania Industrial Development Authority loan	76,058	75,017
Pennsylvania Department of Community & Economic Development loan	104,814	103,100
Tax-exempt bond loan (PAID)	125,000	125,000
Equipment loan	—	80,130
First National Bank of Cody mortgage	54,099	52,139

Total current portion of long term debt	$359,971	$435,386

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2009 and June 30, 2009 was 0.47% and 0.62%, respectively.

The Company entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remained outstanding at June 30, 2009 was the Equipment Loan, which had an outstanding balance of $80,130 at June 30, 2009.  This loan was fully repaid as of December 31, 2009.

The existing line of credit, which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wachovia, and the availability fee on the unused balance of the line of credit was reduced to 0.375%

The Company has executed Security Agreements with Wachovia, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.

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

Long-term debt amounts due, for the twelve month periods ended December 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2010	$359,971
2011	4,793,268
2012	275,071
2013	287,222
2014	259,749
Thereafter	1,970,163

$7,945,444

Note 10.  Contingencies

On March 17, 2009, the Company and KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”) settled their outstanding litigation.  Pursuant to the settlement, the Company received a license from KV and became an authorized generic provider regarding its Prenatal vitamin product.  During the terms of the license, the Company will pay KV a royalty on all future sales of its Prenatal vitamin product.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.

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

Rental and lease expense for the three months ended December 31, 2009 and 2008 was approximately $23,000 and $115,000, respectively.  Rental and lease expense for the six months ended December 31, 2009 and 2008 was approximately $105,000 and $225,000, respectively.

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

Note 12.  Comprehensive Income

The Company’s other comprehensive income is comprised of unrealized gains (losses) on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  The components of comprehensive income and related taxes consisted of the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008

Net Income	$54,592	$1,573,062	$2,911,962	$2,799,227
Foreign currency translation adjustments	10,899	—	10,899	—
Unrealized Holding (Loss) Gain on Securities	(7,336)	57,876	(11,087)	65,669
Tax effect	2,935	(23,150)	4,435	(26,268)

Total Other Comprehensive Income	6,498	34,726	4,247	39,401

Total Comprehensive Income	$61,090	$1,607,788	$2,916,209	$2,838,628

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2009 and 2008 were $62,000 and $75,000, respectively.  For the six months ended December 31, 2009 and 2008, contributions to the Plan were $215,000 and $163,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of December 31, 2009, 191,224 shares have been issued under the ESPP.  Compensation expense of $11,636 and $4,701 has been recognized for the three months ended December 31, 2009 and 2008, respectively, relating to the ESPP. Compensation expense of $33,076 and $31,292 has been recognized for the six months ended December 31, 2009 and 2008, respectively, relating to the ESPP.

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

The provision for federal, state and local income taxes for the three months ended December 31, 2009 and 2008 was tax expense of approximately $1,170,000 and $925,000, respectively, with effective tax rates of 95% and 37%, respectively. The provision for federal, state and local income taxes for the six months ended December 31, 2009 and 2008 was tax expense of approximately $2,998,000 and $1,845,000, respectively, with effective tax rates of 51% and 40%, respectively.  The effective tax rate for the three and six months ended December 31, 2009 was a higher effective tax rate compared to the three and six months ended December 31, 2008 due primarily to a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by 11% for the six months ended December 31, 2009.  The Company expects its overall effective tax rate will be approximately 45% for the full year ended June 30, 2010.

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

As of December 31, 2009 and June 30, 2009, the Company reported total unrecognized benefits of $297,663, all of which would affect the Company’s effective tax rate if recognized.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2009 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2009 and June 30, 2009. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2005 and prior generally are no longer subject to review as such years generally are closed. The Company is currently undergoing a review of its federal income tax return for Fiscal 2008 by the IRS.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 16. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2009 and June 30, 2009 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.7 million at December 31, 2009 and June 30, 2009, respectively.

Cody LCI Realty LLC (“Realty”) is the only VIE that is consolidated.  Realty had been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 joint venture with a former shareholder of Cody.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE.  The risks associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $20,000 per month effective October 2009.  All intercompany rent expense is eliminated upon consolidation with Cody.

The Company is not involved in any other VIE.

Note 17.  Related Party Transactions

The Company had sales of approximately $428,000 and $384,000 during the six months ended December 31, 2009 and 2008, respectively, to a generic distributor, Auburn Pharmaceutical Company.  Sales to Auburn Pharmaceutical Company for the three months ended December 31, 2009 and 2008 were $215,000 and $217,000, respectively.  Jeffrey Farber (the “related party”), who is a current board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, is the owner of Auburn Pharmaceutical Company.  Accounts receivable includes amounts due from the related party of approximately $83,000 and $125,000 at December 31, 2009 and June 30, 2009, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

Accounts receivable includes amounts due from Provell of zero and approximately $55,000 at December 31, 2009 and June 30, 2009, respectively. The Company recognized revenues from Provell of approximately $311,000 and $386,000, respectively, during the three and six months ended December 31, 2008.

Note 18.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 76% and 71% of the Company’s inventory purchases during the three and six month periods ended December 31, 2009 and 65% and 69% during the three and six month periods ended December 31, 2008, respectively.   On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of December 31, 2009, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, are very dependent on an uninterrupted supply of product from Jerome Stevens.  Should there be an interruption in the supply of product from Jerome Stevens for any reason, this event would have a material impact to the financial condition of Lannett.

Note 19.  Subsequent Events

In May 2009, the FASB issued authoritative guidance which defines the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The Company adopted this authoritative guidance effective with its financial statements as of and for the year ended June 30, 2009. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 11, 2010, the date the financial statements were issued.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the December 31, 2009 and June 30, 2009 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, respectively, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.7 million at December 31, 2009 and June 30, 2009, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended December 31, 2009 and 2008:

For the six months ended December 31, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(5,045,921)	(2,455,912)	(2,336,002)	—	(9,837,835)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	22,373,840	9,050,542	2,649,924	608,323	34,682,629
Actual credits issued related to sales recorded in Fiscal 2010	(17,840,184)	(5,847,204)	—	(608,323)	(24,295,711)
Reserve Balance as of December 31, 2009	$5,577,537	$3,285,172	$5,420,914	$—	$14,283,623

For the six months ended December 31, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(3,635,348)	(428,739)	(10,428,254)	—	(14,492,341)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	16,588,951	5,662,865	2,146,732	140,828	24,539,376
Actual credits issued related to sales recorded in Fiscal 2009	(12,105,256)	(4,138,238)	—	(125,928)	(16,369,422)
Reserve Balance as of December 31, 2008	$4,897,754	$1,728,202	$5,363,174	$14,900	$12,004,030

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,734,540 at June 30, 2009 to $14,283,623 at December 31, 2009.   As of December 31, 2009 approximately $10,058,000 of the original $10,545,000 return reserve recorded in Fiscal 2008 for Prenatal Multivitamin was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $487,000 of Multivitamin returns reserve on the consolidated balance sheet at December 31, 2009. The increase in reserves was due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, and partially offset by a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The increase of reserves to $14,283,623 at December 31, 2009 from $13,734,540 at June 30, 2009 is due to the timing of credits being processed by the customers and by the Company.  Approximately $9,838,000 or 72% of the reserve balance from June 30, 2009 has been processed through the first six months of Fiscal 2010.  Approximately $341,000 of that amount relates to credits issued due to the return by customers of the Prenatal Multivitamin product through December 31, 2009.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The Company monitors both net DSO and gross DSO as an overall check on collections and to assess the reasonableness of the reserves. Gross DSO provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions.  The net DSO calculation provides management with an understanding of the relationship of the AR balance net of the reserve liability compared to net sales after charges to the reserves during the period.  Standard payment terms offered to customers are consistent with industry practice at 60 days.   Net DSO eliminates the effect of timing of processing, which is inherent in the gross DSO calculation.

The following table shows the results of these calculations as of the relevant periods:

	12/31/09	6/30/09	12/31/08
Net DSO (in days)	64	55	54
Gross DSO (in days)	56	53	60

The level of net DSO at December 31, 2009 is within the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.  The Gross DSO is slightly below the 60 to 70 day range due mainly to the timing of customer receipts.

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

Results of Operations - Three months ended December 31, 2009 compared with three months ended December 31, 2008

Net sales for the three months ended December 31, 2009 (“Fiscal 2010”) decreased 2% to $28,717,000 from $29,224,000 for the three months ended December 31, 2008 (“Fiscal 2009”). The $507,000 decrease was primarily due to a decrease of $2,992,000 in sales of our prescription vitamins during the second quarter of Fiscal 2010 compared to the same period in Fiscal 2009.  The following factors also contributed to the overall decrease in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	-13%	7%
Antibiotics	21%	-15%
Epilepsy	-3%	116%
Thyroid Deficiency	11%	- 3%
Pain Management	151%	32%
Migraine Headache	-7%	9%

The overall decrease in product sales can be attributed to the changes within several of our product categories, but is primarily related to the decrease in sales of our prescription vitamins discussed above.  In addition, sales of drugs for the treatment of congestive heart failure decreased by approximately $420,000 in the second quarter of Fiscal 2010 compared to the second quarter of Fiscal 2009.  This decrease was due to a prior year product recall experienced by several of our major competitors which increased our second quarter of Fiscal 2009 revenues. Partially offsetting these decreases were increases in sales of drugs used in the treatment of thyroid deficiency which increased by approximately $882,000 as a result of a continued shift away from branded drugs towards generic prescriptions.  Sales of drugs used for pain management also increased by approximately $659,000 for the three months ended December 31, 2009 compared to December 31, 2008 due to a market withdrawal by one of our major competitors.  Additional sales can also be attributed to new drugs used in the treatment of gallstones totaling approximately $500,000.

The Company expects to continue increasing the number of products available for sale to its customers, which will require additional FDA approvals. The Company’s receipt of several approvals by the FDA to offer new products has resulted in more sales of new products in Fiscal 2010 compared to Fiscal 2009.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
Customer Category	2009	2008

Wholesaler/ Distributor	$12,172,000	$11,768,000
Retail Chain	15,061,000	16,176,000
Mail-Order Pharmacy	1,484,000	1,164,000
Private Label	—	116,000

Total	$28,717,000	$29,224,000

The sales to wholesaler/distributor and mail-order pharmacy customer categories increased as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales for the second quarter increased 13% to $20,640,000 in Fiscal 2010 from $18,202,000 in Fiscal 2009.  The increase was due primarily to a change in product mix including the increase in drugs used in the treatment of thyroid deficiency which was partially offset by the decrease in our prescription vitamins.  Cost of sales also included an additional $255,000 of royalties related to the prescription vitamins and amantadine products.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the second quarter of Fiscal 2010 and Fiscal 2009 were 28% and 38%, respectively. Gross profit percentage decreased due to the decline in sales of prescription vitamins as well as the commencement of the related royalty.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the second quarter increased 48% to $2,730,000 for Fiscal 2010 from $1,841,000 for Fiscal 2009.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA as well as increased costs for biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the second quarter decreased 39% to $4,049,000 in Fiscal 2010 from $6,675,000 in Fiscal 2009.  The decrease is primarily due to litigation expenses in Fiscal 2009 related to the patent challenge with KV Pharmaceuticals of approximately $2,393,000 for the second quarter of Fiscal 2009 which were not incurred in Fiscal 2010 as the litigation was settled in March 2009. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the second quarter decreased to $84,000 in Fiscal 2010 compared to $117,000 in Fiscal 2009 primarily due to lower levels of long-term debt.    Interest income in the second quarter decreased to $21,000 in Fiscal 2010 from $92,000 in Fiscal 2009 due to lower interest earned on investment securities.

The Company recorded income tax expense in the second quarter of 2010 of $1,170,000 compared to $925,000 in the second quarter of Fiscal 2009. The effective tax rate for the three months ended December 31, 2009 was 95%, compared to 37% for the three months ended December 31, 2008.  The effective tax rate for the three months ended December 31, 2009 was higher than for the three months ended December 31, 2008 due primarily to a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by 11% for the six months ended December 31, 2009, which in turn, had a significant impact on the second quarter of Fiscal 2010.  The Company expects its overall effective tax rate will be approximately 45% for the full year ended June 30, 2010.

The Company reported net income of approximately $55,000 in the second quarter of Fiscal 2010, or $0.00 basic and $0.00 diluted earnings per share, as compared to $1,573,000 in the second quarter Fiscal 2009, or $0.06 basic and diluted earnings per share.

Results of Operations — Six months ended December 31, 2009 compared with six months ended December 31, 2008

Net sales for the six months ended December 31, 2009 (“Fiscal 2010”) increased 10% to $60,152,000 from $54,792,000 for the six months ended December 31, 2008 (“Fiscal 2009”). The following factors contributed to the $5,360,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	-11%	-6%
Antibiotics	14%	-7%
Epilepsy	-18%	43%
Thyroid Deficiency	12%	- 1%
Pain Management	329%	59%
Migraine Headache	-5%	14%

Sales of drugs used for pain management increased by approximately $3,262,000 for the six months ended December 31, 2009 compared to December 31, 2008 due to a market withdrawal by one of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $2,441,000 as a result of a continued shift away from branded drugs towards generic prescriptions.  Partially offsetting these increases was a decrease in sales of drugs for the treatment of congestive heart failure by approximately $1,915,000 in the first half of Fiscal 2010 compared to the first half of Fiscal 2009.  This decrease was due to a prior year product recall by several of our major competitors which increased our first half of Fiscal 2009 revenues.  The overall increase in sales was also affected by a decrease in sales of our prescription vitamins of approximately $1,503,000. Additional sales can also be attributed to new drugs used as an anesthetic and for the treatment of gallstones totaling approximately $1,100,000 and $900,000, respectively.

The Company expects to continue increasing the number of products available for sale to its customers, which will require additional FDA approvals. The Company’s receipt of several approvals by the FDA to offer new products has resulted in more sales of new products in Fiscal 2010 compared to Fiscal 2009.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
Customer Category	2009	2008

Wholesaler/ Distributor	$27,341,000	$23,608,000
Retail Chain	29,793,000	28,151,000
Mail-Order Pharmacy	3,018,000	2,800,000
Private Label	—	233,000

Total	$60,152,000	$54,792,000

The sales to wholesaler/distributor and retail chain customer categories increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales for the first six months increased 17% to $40,540,000 in Fiscal 2010 from $34,768,000 in Fiscal 2009.  The increase reflected the impact of the 10% increase in sales as well as royalties of approximately $738,000 primarily related to the prescription vitamins our amantadine product and the final payments under the Provell termination agreement.  The increase in cost of sales was more than the increase in sales due to the relative mix of the sales of the four products described above.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first half of Fiscal 2010 and Fiscal 2009 were 33% and 37%, respectively. Gross profit percentage decreased due to the decline in sales of prescription vitamins as well as the commencement of the related royalty.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first six months increased 55% to $5,758,000 for Fiscal 2010 from $3,704,000 for Fiscal 2009.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA as well as increased costs for biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the first six months decreased 33% to $7,813,000 in Fiscal 2010 from $11,625,000 in Fiscal 2009.  The decrease is primarily due to litigation expenses in Fiscal 2009 related to the patent challenge with KV Pharmaceuticals of approximately $3,187,000 which were not incurred in Fiscal 2010 as the litigation was settled in March 2009. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the first six months decreased to $155,000 in Fiscal 2010 compared to $184,000 in Fiscal 2009 primarily due to lower levels of long-term debt.  Interest income in the first six months decreased to $44,000 in Fiscal 2010 from $138,000 in Fiscal 2009 due to lower interest earned on investment securities.

The Company recorded income tax expense in the six months ended December 31, 2009 totaling $2,998,000 compared to $1,845,000 in the six months ended December 31, 2008. The effective tax rate for the six months ended December 31, 2009 was 51%, compared to 40% for the six months ended December 31, 2008.  The effective tax rate for the six months ended December 31, 2009 was higher than for the six months ended December 31, 2008 due primarily to a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by 11% for the six months ended December 31, 2009.  The Company expects its overall effective tax rate will be approximately 45% for the full year ended June 30, 2010.

The Company reported net income of approximately $2,912,000 in the first half of Fiscal 2010, or $0.12 basic and diluted earnings per share, as compared to $2,799,000 in the first half Fiscal 2009, or $0.11 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2009, working capital was $40,542,000, as compared to $38,632,000 at June 30, 2009, an increase of $1,910,000.

Net cash provided by operating activities of $223,000 in the first six months of Fiscal 2010 reflected net income of $2,912,000, after adjusting for non-cash items of $4,321,000, as well as cash used by changes in operating assets and liabilities of $7,010,000.  Significant changes in operating assets and liabilities are comprised of:

 •               A decrease in trade accounts receivable of $685,000 primarily as a result of the timing of cash receipts in Fiscal 2010.  The change in the accounts receivable balance from June 30, 2009 to December 31, 2009 includes a non-cash decrease of approximately $341,000 related to the issuance of credits for the returns of the multivitamin product received by the Company through December 31, 2009.

•                  An increase in inventories of $2,580,000 due to increased stocking levels at both Lannett and Cody Labs for certain products as of December 31, 2009 that are being carried in order to respond to the increased order volume we are currently experiencing.

•                  An increase in prepaid taxes of $809,000 from income taxes payable of $711,000 related to estimated tax payments made in Fiscal 2010.

•                  A decrease in accounts payable of $2,417,000 due to the timing of payments at the end of the month.

•                  An increase in rebates, chargebacks and returns payable of $890,000 primarily due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company partially offset by a decrease in chargeback reserves due mainly to a decrease in inventory levels at wholesaler distribution centers.  This increase was partly offset by a non-cash decrease of approximately $341,000 related to the issuance of credits for the returns of the multivitamin product received by the Company through December 31, 2009.

•                 A decrease in accrued payroll and payroll related costs of $1,832,000 primarily related to the payment of the Fiscal 2009 accrued incentive compensation costs totaling approximately

$4,165,000.  Of this amount, approximately $759,000 was settled with the issuance of restricted stock and is therefore excluded from the consolidated statement of cashflows.

Net cash used in investing activities of $6,833,000 for the six months ended December 31, 2009 is mainly the result of purchases of property, plant and equipment of $6,343,000, primarily related to acquired land and buildings, as well as the purchase of an intangible asset (product rights) for $500,000.

Net cash provided by financing activities of $420,000 for the six months ended December 31, 2009 was primarily due to proceeds from the issuance of stock of $638,000 partially offset by the purchase of treasury stock totaling $69,000.  The Company also made scheduled debt repayments of $193,000.

Long-term debt amounts due, for the twelve month periods ended December 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2010	$359,971
2011	4,793,268
2012	275,071
2013	287,222
2014	259,749
Thereafter	1,970,163

$7,945,444

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (3.00% at December 31 and June 30, 2009, respectively). As of December 31 and June 30, 2009, the Company has $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.

The existing line of credit which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wachovia, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

The terms of the line of credit, the loan agreement and the related letter of credit require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.  As of December 31, 2009, the Company is in compliance with all financial covenants under the agreement.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. Through December 31, 2009, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant fund. Based on information available at December 31, 2009, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.  Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company’s short-term or long-term liquidity or financial condition.

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

More specifically, certain products, marketed prior to the Federal Food, Drug and Cosmetic Act may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.” Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for these GRASE products.  Efforts have included granting market exclusivity to approved GRASE products and issuing notices to companies currently producing these products.

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

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (3.00% at December 31 and June 30, 2009, respectively). As of December 31 and June 30, 2009, the Company has $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  The existing line of credit which was to expire on November 30, 2009, was renewed and extended to November 30, 2010.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 17, 2009, the Company and KV Pharmaceuticals, DrugTech Corp., and Ther-Rx Corp (collectively “KV”) settled their outstanding litigation.  Pursuant to the settlement, the Company received a license from KV and became an authorized generic provider regarding its Prenatal vitamin product.  During the terms of the license, the Company will pay KV a royalty on all future sales of its Prenatal vitamin product.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of the Company’s security holders during the quarter ended December 31, 2009.

ITEM 6.  EXHIBITS

(a)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: February 11, 2010	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: February 11, 2010	By:	/s/ Keith R. Ruck
Keith R. Ruck
Vice President of Finance and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith