Form 10-Q
period 2010-03-31
LANNETT CO INC
filed 2010-05-13
CIK 57725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of May 12, 2010
Common stock, par value $0.001 per share	25,212,203 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2010	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$18,724,120	$25,832,456
Investment securities - available for sale	735,866	347,921
Trade accounts receivable (net of allowance of $130,291 and $132,000, respectively)	36,351,222	29,945,748
Inventories, net	19,224,205	16,195,361
Interest receivable	10,373	90,425
Prepaid taxes	777,254	—
Deferred tax assets	4,402,216	4,296,929
Other current assets	2,325,475	602,335
Total Current Assets	82,550,731	77,311,175

Property, plant and equipment	47,455,902	41,431,158
Less accumulated depreciation	(20,587,319)	(18,533,773)
	26,868,583	22,897,385

Construction in progress	3,289,394	591,685
Investment securities - available for sale	397,164	801,748
Intangible assets (product rights) - net of accumulated amortization	8,243,652	9,118,710
Deferred tax assets	12,346,852	13,757,545
Other assets	156,913	98,873
Total Assets	$133,853,289	$124,577,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$17,744,719	$16,805,468
Accrued expenses	2,664,225	1,842,434
Accrued payroll and payroll related	3,978,104	5,150,104
Income taxes payable	—	711,073
Current portion of long-term debt	4,862,141	435,386
Rebates, chargebacks and returns payable	15,488,545	13,734,540
Total Current Liabilities	44,737,734	38,679,005

Long-term debt, less current portion	3,025,377	7,703,382
Unearned grant funds	500,000	500,000
Other long-term liabilities	8,972	47,111
Total Liabilities	48,272,083	46,929,498
Commitment and Contingencies, See notes 10 and 11

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,865,931 and 24,517,696 shares, respectively	24,866	24,518
Additional paid in capital	79,302,749	76,250,309
Retained earnings	6,748,381	1,743,565
Noncontrolling interest	124,878	93,654
Accumulated other comprehensive (loss) income	(7,572)	24,751
	86,193,302	78,136,797
Less: Treasury stock at cost - 101,309 and 82,228 shares, respectively	(612,096)	(489,174)
TOTAL SHAREHOLDERS’ EQUITY	85,581,206	77,647,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,853,289	$124,577,121

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Net sales	$31,266,224	$28,761,316	$91,417,926	$83,553,341
Cost of sales	20,190,460	16,564,244	59,095,559	50,396,809
Amortization of intangible assets	448,667	446,167	1,346,000	1,338,500
Product royalties	229,827	143,877	967,889	186,874

Gross profit	10,397,270	11,607,028	30,008,478	31,631,158

Research and development expenses	3,352,173	1,981,338	9,110,126	5,685,168
Selling, general, and administrative expenses	4,392,593	7,491,583	12,205,145	19,116,199
Gain on sale of assets	(19,394)	(38,472)	(19,629)	(60,481)

Operating income	2,671,898	2,172,579	8,712,836	6,890,272

Other income (expense):
Foreign currency gain	2,050	—	2,758	—
Interest income	5,168	77,954	49,451	215,604
Interest expense	(49,528)	(75,417)	(204,032)	(259,057)
	(42,310)	2,537	(151,823)	(43,453)

Income before income tax expense	2,629,588	2,175,116	8,561,013	6,846,819
Income tax expense	527,327	851,310	3,524,973	2,696,733
Consolidated net income	2,102,261	1,323,806	5,036,040	4,150,086
Less net income from noncontrolling interest	(9,407)	(9,324)	(31,224)	(36,377)

Net income attributable to Lannett Company, Inc.	$2,092,854	$1,314,482	$5,004,816	$4,113,709

Basic income per common share - Lannett Company, Inc.	$0.08	$0.05	$0.20	$0.17
Diluted income per common share - Lannett Company, Inc.	$0.08	$0.05	$0.20	$0.17

Basic weighted average number of shares	24,849,745	24,502,629	24,697,669	24,424,187
Diluted weighted average number of shares	25,286,331	24,756,041	25,171,750	24,524,822

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional				Accum. Other
	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Stock	Interest	Income (Loss)	Equity

Balance, June 30, 2009	24,517,696	$24,518	$76,250,309	$1,743,565	$(489,174)	$93,654	$24,751	$77,647,623

Exercise of stock options	123,600	124	558,600	—	—	—	—	558,724
Shares issued in connection with employee stock purchase plan	27,410	27	137,963	—	—	—	—	137,990
Share based compensation
Restricted stock	—	—	349,238	—	—	—	—	349,238
Stock options	—	—	850,607	—	—	—	—	850,607
Employee stock purchase plan	—	—	43,516	—	—	—	—	43,516
Shares issued in connection with restricted stock grant	197,225	197	1,048,765	—	—	—	—	1,048,962
Tax benefit on stock options exercised			63,751					63,751
Purchase of treasury stock	—	—	—	—	(122,922)	—	—	(122,922)
Income from noncontrolling interest	—	—	—	—	—	31,224	—	31,224
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(32,323)	(32,323)
Net income - Lannett Company, Inc.	—	—	—	5,004,816	—	—	—	5,004,816

Balance, March 31, 2010	24,865,931	$24,866	$79,302,749	$6,748,381	$(612,096)	$124,878	$(7,572)	$85,581,206

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income - Lannett Company, Inc.	$5,004,816	$4,113,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,485,136	3,868,662
Deferred tax expense	1,312,062	2,890,589
Stock compensation expense	1,533,611	1,032,021
Other noncash (income) expenses	(11,054)	15,859
Gain on sale of assets	(19,629)	(60,481)
Income from noncontrolling interest	31,224	36,377
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(6,817,060)	(4,607,629)
Inventories	(3,028,844)	(4,413,977)
Prepaid and income taxes payable	(1,488,327)	442,465
Prepaid expenses and other assets	(1,728,213)	(444,695)
Accounts payable	939,251	3,024,215
Accrued expenses	821,791	(168,843)
Rebates, chargebacks and returns payable	2,165,591	2,353,176
Accrued payroll and payroll related	(413,288)	2,040,739
Deferred revenue	—	(963,339)
Net cash provided by operating activities	1,787,067	9,158,848

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(8,788,906)	(583,762)
Proceeds from sale of property, plant and equipment	29,550	1,500
Purchase of intangible asset (product rights)	(500,000)	—
Proceeds from sale of investment securities - available for sale	—	7,075,041
Purchase of investment securities - available for sale	—	(5,979,246)
Net cash (used in) provided by investing activities	(9,259,356)	513,533

FINANCING ACTIVITIES:
Repayments of debt	(251,250)	(588,926)
Proceeds from issuance of stock	696,714	115,817
Tax benefit on stock options exercised	63,751	—
Purchase of treasury stock	(122,922)	(20,228)
Net cash provided by (used in) financing activities	386,293	(493,337)

Effect of foreign currency rates on cash and cash equivalents	(22,340)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,108,336)	9,179,044

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,832,456	6,256,712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,724,120	$15,435,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$136,802	$149,640
Income taxes paid	$3,637,565	$250,000
Lannett stock issued - contingent consideration - Cody Labs acquistion	$—	$581,175

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Note 2.  Summary of Significant Accounting Policies

Lannett Company, Inc., a Delaware corporation, and subsidiaries (the “Company” or “Lannett”), develop, manufacture, package, market, and distribute active pharmaceutical ingredients as well as pharmaceutical products sold under generic chemical names.  The Company manufactures solid oral dosage forms, including tablets and capsules, topical and oral solutions, and is pursuing partnerships and research contracts for the development and production of other dosage forms, including ophthalmic, nasal and injectable products.

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

Foreign Currency Translation - The local currency is the functional currency of its newly created foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period-end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is recorded in a separate component of shareholders’ equity and changes to such are included in comprehensive income. Exchange adjustments resulting from transactions denominated in foreign currencies are recognized in the consolidated statements of operations.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2010 and 2009:

For the nine months ended March 31, 2010
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(5,218,835)	(2,537,746)	(3,112,587)	—	(10,869,168)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	35,900,162	12,529,499	3,803,056	880,860	53,113,577
Actual credits issued related to sales recorded in Fiscal 2010	(30,081,997)	(9,527,547)	—	(880,860)	(40,490,404)
Reserve Balance as of March 31, 2010	$6,689,132	$3,001,952	$5,797,461	$—	$15,488,545

For the nine months ended March 31, 2009
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(3,930,992)	(632,314)	(12,246,259)	—	(16,809,565)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	24,342,932	8,498,516	3,441,427	208,649	36,491,524
Actual credits issued related to sales recorded in Fiscal 2009	(19,914,114)	(6,754,177)	—	(167,911)	(26,836,202)
Reserve Balance as of March 31, 2009	$4,547,233	$1,744,339	$4,839,864	$40,738	$11,172,174

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,734,540 at June 30, 2009 to $15,488,545 at March 31, 2010.   As of March 31, 2010 approximately $10,129,000 of the original $10,545,000 return reserve recorded in Fiscal 2008 for Prenatal Multivitamin was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $416,000 of Multivitamin returns reserve on the consolidated balance sheet at March 31, 2010. The increase in reserves was due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers, and an increase in the return reserves due to an increase in overall sales.

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

Cash and cash equivalents — The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value, and consist of certificates of deposit that are readily convertible to cash.

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

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive (loss) income.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired during the nine months ended March 31, 2010 or the fiscal year ended June 30, 2009.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development expenses are charged to operations as incurred.

Intangible Assets — In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset for the exclusive marketing and distribution rights obtained from JSP.  As of March 31, 2010 and June 30, 2009, management concluded the carrying value of the intangible asset was less than its fair value and, therefore, no impairment was required.  The Company will incur annual amortization expense of approximately $1,785,000 for the JSP intangible asset over the remaining term of the agreement.

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

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  It is expected that the Company will be able to produce these products by the first half of Fiscal 2011.  The Company has assigned a 15 year life to this intangible asset based on average life cycles of Lannett products.  Amortization will begin when the Company starts shipping these products.

For the nine months ended March 31, 2010 and 2009, the Company incurred amortization expense of approximately $1,375,000 and $1,366,000, respectively. As of March 31, 2010 and June 30, 2009, accumulated amortization totaled approximately $8,999,000 and $7,624,000, respectively.

Future annual amortization expense consists of the following as of March 31, 2010:

Fiscal Year Ending June 30,	Annual Amortization Expense
2010	$458,354
2011	1,833,412
2012	1,833,412
2013	1,833,412
2014	1,387,245
Thereafter	397,817
$7,743,652

The amounts above do not include the ANDA’s purchased in August 2009 for $500,000 as amortization will begin when the Company starts shipping these products.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the nine months ended March 31, 2010 and 2009 was approximately $20,000 and $41,000, respectively.

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

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and nine months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2010	2009	2010	2009

Migraine Headache	$2,135,000	$2,483,000	$7,275,000	$7,230,000
Epilepsy	357,000	518,000	1,396,000	1,402,000
Prescription Vitamin	1,446,000	4,890,000	4,502,000	9,449,000
Heart Failure	5,070,000	3,938,000	15,212,000	15,995,000
Thyroid Deficiency	12,798,000	11,709,000	38,906,000	35,301,000
Antibiotic	1,709,000	1,499,000	4,928,000	4,471,000
Pain Management	3,818,000	1,144,000	8,782,000	1,791,000
Other	3,933,000	2,580,000	10,417,000	7,914,000

Total	$31,266,000	$28,761,000	$91,418,000	$83,553,000

Concentration of Market and Credit Risk - Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 43%, 17%, 8%, 5% and 5%, respectively of net sales for the nine months ended March 31, 2010.  Those same products accounted for 42%, 19%, 9%, 1% and 11% respectively, of net sales for the nine months ended March 31, 2009.  For the three months ended March 31, 2010 and 2009, the same five products accounted for 41%, 16%, 7%, 5% and 5%, and 41%, 14%, 9%, 2% and 17%, respectively, of net sales.

Five of the Company’s customers accounted for 26%, 11%, 9%, 8% and 6%, respectively, of net sales for the nine months ended March 31, 2010, and 29%, 6%, 5%, 8% and 8%, respectively, of net sales for the nine months ended March 31, 2009.  For the three months ended March 31, 2010 and 2009, five customers accounted for 27%, 11%, 11%, 8% and 7%, and 29%, 7%, 8%, 8% and 9%, respectively, of net sales.  At March 31, 2010, these five customers accounted for 74% of the Company’s accounts receivable balances.  At June 30, 2009, these five customers accounted for 69% of the Company’s accounts receivable balances.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At March 31, 2010, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the Long-term Incentive Plan, or “LTIP”).

During the nine months ended March 31, 2009, the Company awarded 30,000 shares of restricted stock under the LTIP which vested immediately.  Stock compensation expense of zero and $101,400 was recognized during the three and nine months ended March 31, 2009, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock under the LTIP of which, 74,464 of these shares vested 100% on January 1, 2008.  The remainder vests in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $43,007 and $129,021 and was recognized during the three and nine months ended March 31, 2010 and 2009, respectively, related to the vesting of these shares of restricted stock.

During the three months ended December 31, 2009, the Company awarded 237,500 shares of restricted stock under the LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $130,129 and $220,217 was recognized during the three and nine months ended March 31, 2010, respectively, related to the vesting of these shares of restricted stock.

During the three months ended March 31, 2010, the Company awarded 45,000 shares of restricted stock under the LTIP which vested immediately.  Stock compensation expense of $290,250 was recognized during the three months ended March 31, 2010 related to the vesting of these shares of restricted stock.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the nine months ended March 31:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2010	FY 2010	FY 2009	FY 2009
Risk-free interest rate	2.4%	2.4%	2.6%	2.5%
Expected volatility	66.6%	66.8%	59.4%	59.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average fair value at date of grant	$3.99	$4.00	$1.44	$1.41

Zero options were issued under the LTIP during the three months ended March 31, 2010 and 2009, respectively.  Approximately 528,000 and 147,000 options were issued under the LTIP during the nine months ended March 31, 2010 and 2009, respectively.  There were 122,350 and 7,800 shares under options that were exercised in the nine months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, there were 2,102,981 options outstanding.  Of those, 1,039,050 were options issued under the LTIP, 854,698 were issued under the 2003 Plan, and 209,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 48,740 shares under options having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with 92,100 shares under options having already been exercised under that plan.

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Share based compensation
Stock options	$320,013	$293,293	$850,607	$731,286
Employee stock purchase plan	10,440	39,023	43,516	70,315
Restricted stock	463,386	43,007	639,488	230,420
Tax benefit at statutory rate	22,934	22,180	56,677	66,541

During the third quarter of Fiscal Year 2009 as part of the former CFO’s resignation, the Company repurchased all of his 185,000 outstanding stock options.  Therefore, the Company recorded as incremental stock compensation expense, the previously unrecognized compensation cost totaling approximately $83,000 related to options for which the requisite service period had not been rendered as of the repurchase date.  See Note 11 for additional information.

Options outstanding that have vested and are expected to vest as of March 31, 2010 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,136,781	$8.86	$107,932	5.1
Options expected to vest	917,890	$6.03	$156,441	9.1
Total vested and expected to vest	2,054,671	$7.60	$264,373	6.9

A summary of nonvested restricted stock award activity as of March 31, 2010 and changes during the nine months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	77,198	$311,108
Granted	399,225	2,697,213
Vested	(197,225)	(1,192,028)
Forfeited	(9,300)	(37,479)
Nonvested at March 31, 2010	269,898	$1,778,814

A summary of award activity under the Plans as of March 31, 2010 and 2009, and changes during the nine months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2009	958,909	$5.60			626,772	$10.52
Granted	502,642	$6.98			152,658	$6.99
Exercised	(108,546)	$4.47			(13,804)	$4.97
Forfeited, expired or repurchased	(15,650)	$5.17			—	$—
Outstanding at March 31, 2010	1,337,355	$6.21	$214,484	7.7	765,626	$9.91	$58,121	5.7

Outstanding at March 31, 2010 and not yet vested	769,982	$5.98	$129,399	9.1	196,218	$6.20	$35,275	9.2
Exercisable at March 31, 2010	567,373	$6.52	$85,085	5.8	569,408	$11.19	$22,846	4.5

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2008	991,267	$5.76			703,064	$10.16
Granted	109,002	$2.79			37,998	$2.80
Exercised	(7,800)	$4.32			—	—
Forfeited, expired or repurchased	(196,660)	$5.02			(114,290)	$5.75
Outstanding at March 31, 2009	895,809	$5.58	$924,868	7.5	626,772	$10.52	223,393	5.8

Outstanding at March 31, 2009 and not yet vested	420,018	$4.03	661,780	8.7	120,893	$4.23	178,616	8.5
Exercisable at March 31, 2009	475,791	$6.94	$263,088	6.4	505,879	$12.02	44,777	5.1

Options with a fair value of $652,505 vested during the nine months ended March 31, 2010.  As of March 31, 2010, there was $4,151,892 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.  The Company issues new shares when stock options are exercised.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	Net Income	Shares	Net Income	Shares	Net Income	Shares	Net Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic earnings per share factors	$2,092,854	24,849,745	$1,314,482	24,502,629	$5,004,816	24,697,669	$4,113,709	24,424,187

Effect of potentially dilutive option and restricted stock plans	—	436,586	—	253,412	—	474,081	—	100,635

Diluted earnings per share factors	$2,092,854	25,286,331	$1,314,482	24,756,041	$5,004,816	25,171,750	$4,113,709	24,524,822

Basic earnings per share	$0.08		$0.05		$0.20		$0.17
Diluted earnings per share	$0.08		$0.05		$0.20		$0.17

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and nine months ended March 31, 2010 were 1,406,344 and 1,315,984, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three and nine months ended March 31, 2009 were 865,642 and 1,470,779, respectively.

Note 3.  New Accounting Standards

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

In January 2010, the FASB issued authoritative guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not anticipate that this update will have a material impact on our consolidated financial statements.

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

Inventories consist of the following:

	March 31, 2010	June 30, 2009

Raw materials	$5,751,616	$5,755,982
Work-in-process	2,155,116	2,846,600
Finished goods	10,376,718	6,664,193
Packaging supplies	940,753	928,586
	$19,224,205	$16,195,361

The preceding amounts are net of inventory reserves of $2,409,378 and $2,744,305 at March 31, 2010 and June 30, 2009, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $714,000 and $836,000, respectively. Depreciation expense for the nine months ended March 31, 2010 and 2009 was approximately $2,110,000 and $2,503,000, respectively.

Property, plant and equipment consist of the following:

		March 31,	June 30,
	Useful Lives	2010	2009
Land	—	$1,418,314	$918,314
Building and improvements	10 - 39 years	21,040,027	17,048,351
Machinery and equipment	5 - 10 years	24,099,278	22,573,324
Furniture and fixtures	5 - 7 years	898,283	891,169
		$47,455,902	$41,431,158
Accumulated depreciation		(20,587,319)	(18,533,773)
		$26,868,583	$22,897,385

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The Company does not have any Level 1 available-for-sale securities as of March 31, 2010 or June 30, 2009.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 available-for-sale securities as of March 31, 2010 or June 30, 2009.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

March 31, 2010

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$928,910	$21,551	$—	$950,461
Corporate Bonds	179,507	3,062	—	182,569
	$1,108,417	$24,613	$—	$1,133,030

June 30, 2009

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$928,910	$40,352	$—	$969,262
Corporate Bonds	179,507	900	—	180,407
	$1,108,417	$41,252	$—	$1,149,669

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at March 31, 2010 and June 30, 2009 are summarized as follows:

	March 31, 2010		June 30, 2009
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$720,238	$735,866	$338,159	$347,921
Due after one year through five years	388,179	397,164	770,258	801,748
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total available-for-sale securities	1,108,417	1,133,030	1,108,417	1,149,669
Less current portion	720,238	735,866	338,159	347,921

Long term available-for-sale securites	$388,179	$397,164	$770,258	$801,748

The Company uses the specific identification method to determine the cost of securities sold. For the nine months ended March 31, 2010, the Company had no realized gains or losses, whereas for the nine months ended March 31, 2009, the Company had realized gains of $60,242.

As of March 31, 2010 and June 30, 2009, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of March 31, 2010, there were no individual securities in a continuous unrealized loss position.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (3.00% and 3.00% at March 31, 2010 and June 30, 2009, respectively). As of March 31, 2010 and June 30, 2009, the Company had $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of March 31, 2010, the Company was in compliance with all financial covenants under the agreement.

The existing line of credit, which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wachovia, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  As of March 31, 2010, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at March 31, 2010, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	March 31,	June 30,
	2010	2009
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	946,425	1,002,607
Pennsylvania Department of Community & Economic Development loan	105,538	182,831
Tax-exempt bond loan (PAID)	680,000	680,000
Equipment loan	—	80,130
First National Bank of Cody mortgage	1,655,555	1,693,200

Total debt	7,887,518	8,138,768
Less current portion	4,862,141	435,386

Long term debt	$3,025,377	$7,703,382

	March 31,	June 30,
Current Portion of Long Term Debt	2010	2009
PIDC Regional Center, LP III loan	$4,500,000	$—
Pennsylvania Industrial Development Authority loan	76,554	75,017
Pennsylvania Department of Community & Economic Development loan	105,516	103,100
Tax-exempt bond loan (PAID)	125,000	125,000
Equipment loan	—	80,130
First National Bank of Cody mortgage	55,071	52,139

Total current portion of long term debt	$4,862,141	$435,386

In December 2005, the Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The Company pays a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance is due and payable on January 1, 2011.  The Company intends to refinance this loan during the fourth quarter of fiscal 2010.

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the

Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2010 and June 30, 2009 was 0.50% and 0.62%, respectively.

The Company entered into agreements (the “2003 Loan Financing”) with Wachovia to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remained outstanding at June 30, 2009 was the Equipment Loan, which had an outstanding balance of $80,130 at June 30, 2009.  This loan was fully repaid as of March 31, 2010.

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

Long-term debt amounts due, for the twelve month periods ended March 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2011	$4,862,141
2012	268,093
2013	275,305
2014	290,459
2015	240,161
Thereafter	1,951,359

$7,887,518

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

Note 11.   Commitments

Leases

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on seven acres in Philadelphia.  The Company purchased this building in October 2009 for approximately $3.8 million plus the cost of fit out.  A significant portion of the purchase price and fit out costs are expected to be financed through a series of loans with a bank and a Pennsylvania state run development agency.  Construction is expected to be completed during the fourth quarter of Fiscal 2010.  The financing will be competed shortly thereafter.  This new facility is initially going to be used for warehouse space with the expectation of making this facility the Company’s headquarters and possibly additional manufacturing space.  The other Philadelphia locations will continue to be utilized for manufacturing, packaging, and research.

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.   See Note 16.

Rental and lease expense for the three months ended March 31, 2010 and 2009 was approximately $30,000 and $110,000, respectively.  Rental and lease expense for the nine months ended March 31, 2010 and 2009 was approximately $134,000 and $335,000, respectively.

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

During the third quarter of Fiscal Year 2009, the Company’s former Vice President of Finance, Treasurer, Secretary and Chief Financial Officer resigned.  As part of his separation agreement, the Company is obligated to pay to him approximately $670,000 to settle any outstanding obligations from his employment agreement, including any salary, bonus, vacation, stock options and medical benefits.  Of this amount, $300,440 was paid in Fiscal 2009 with $165,000 designated for the payment of pro rated bonus, and $11,440 was designated for the payment of accrued but unused paid time off.  As part of the settlement, $124,000 was designated as the portion of the settlement related to the repurchase of his outstanding stock options. The Company therefore charged this amount to Additional Paid in Capital, as it represents the fair value of the options repurchased on the repurchase date.  Additional payments totaling approximately $369,000 for severance and benefits will be paid in Fiscal 2011 pursuant to the separation agreement.

Note 12.  Comprehensive Income

The Company’s other comprehensive (loss) income is comprised of unrealized gains (losses) on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  The components of comprehensive income and related taxes consisted of the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009

Net Income	$2,092,854	$1,314,482	$5,004,816	$4,113,709
Foreign currency translation adjustments	(33,239)	—	(22,340)	—
Unrealized holding (loss) gain on securities	(5,552)	(43,479)	(16,639)	22,190
Tax effect	2,221	17,392	6,656	(8,876)

Total Other Comprehensive (Loss) Income	(36,570)	(26,087)	(32,323)	13,314

Total Comprehensive Income	$2,056,284	$1,288,395	$4,972,493	$4,127,023

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2010 and 2009 were $88,000 and $86,000, respectively.  For the nine months ended March 31, 2010 and 2009, contributions to the Plan were $303,000 and $249,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of March 31, 2010, 203,001 shares have been issued under the ESPP.  Compensation expense of $10,440 and $39,023 has been recognized for the three months ended March 31, 2010 and 2009, respectively, relating to the ESPP. Compensation expense of $43,516 and $70,315 has been recognized for the nine months ended March 31, 2010 and 2009, respectively, relating to the ESPP.

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

The provision for federal, state and local income taxes for the three months ended March 31, 2010 and 2009 was tax expense of approximately $527,000 and $851,000, respectively, with effective tax rates of 20% and 39%, respectively. The provision for federal, state and local income taxes for the nine months ended March 31, 2010 and 2009 was tax expense of approximately $3,525,000 and $2,697,000, respectively, with effective tax rates of 41% and 39%, respectively.  The effective tax rate for the three months ended March 31, 2010 was lower compared to the three months ended March 31, 2009 due primarily to the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $418,000.  The Company also reduced its liability for unrecognized tax benefits by approximately $216,000 as a result of the IRS settlement.  The effective tax rate for the nine months ended March 31, 2010 includes the impact of a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by approximately 8% for the nine months ended March 31, 2010.  The increase in effective tax rate related to this change in Pennsylvania tax law was essentially offset by the impact of the IRS settlement agreement described above.   The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2010.

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

As of March 31, 2010 and June 30, 2009, the Company reported total unrecognized benefits of $82,044 and $297,663, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2010 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2010 and June 30, 2009. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2005 and prior generally are no longer subject to review as such years generally are closed. The IRS has completed its review of the federal income tax return for Fiscal 2008.  As described above, the Company recorded a refund receivable totaling approximately $418,000 and reduced its liability for unrecognized tax benefits by approximately $216,000 as a result of the settlement agreement reached with the IRS.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 16. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2010 and June 30, 2009 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.7 million at March 31, 2010 and June 30, 2009, respectively.

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

Note 17.  Related Party Transactions

The Company had sales of approximately $625,000 and $522,000 during the nine months ended March 31, 2010 and 2009, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn“).  Sales to Auburn for the three months ended March 31, 2010 and 2009 were $201,000 and $138,000, respectively.  Jeffrey Farber (the “related party”), who is a current board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $139,000 and $125,000 at March 31, 2010 and June 30, 2009, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. (“Pharmeral”) owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company originally capitalized these rights as an indefinite lived intangible asset and tested this asset for impairment at least on an annual basis.  During the fourth quarter of Fiscal 2009, it was determined that this intangible asset no longer has an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset is being amortized on a straight line basis prospectively over its 10 year remaining estimated useful life.

Arthur Bedrosian, President and Chief Executive Officer, currently owns 100% of Pharmeral.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party. In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control transaction with a third party, this royalty would be reinstated.

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

Accounts receivable includes amounts due from Provell of zero and approximately $55,000 at March 31, 2010 and June 30, 2009, respectively. The Company recognized revenues from Provell of approximately $349,000 and $735,000, respectively, during the three and nine months ended March 31, 2009.

Note 18.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 73% and 77% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2010 and 70% and 69% during the three and nine month periods ended March 31, 2009, respectively.   On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company.  The minimum quantity to be purchased in the first year of the agreement is $15 million.  Thereafter, the minimum quantity to be purchased increases by $1 million per year up to $24 million for the last year of the ten-year contract.  The Company has met the minimum purchase requirement for the first six years of the contract, but there is no guarantee that the Company will be able to continue to do so in the future. If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of March 31, 2010, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, are very dependent on an uninterrupted supply of product from JSP.  Should there be an interruption in the supply of product from JSP for any reason, this event would have a material impact to the financial condition of Lannett.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the March 31, 2010 and June 30, 2009 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, respectively, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.7 and $1.7 million at March 31, 2010 and June 30, 2009, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2010 and 2009:

For the nine months ended March 31, 2010 Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(5,218,835)	(2,537,746)	(3,112,587)	—	(10,869,168)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	35,900,162	12,529,499	3,803,056	880,860	53,113,577
Actual credits issued related to sales recorded in Fiscal 2010	(30,081,997)	(9,527,547)	—	(880,860)	(40,490,404)
Reserve Balance as of March 31, 2010	$6,689,132	$3,001,952	$5,797,461	$—	$15,488,545

For the nine months ended March 31, 2009 Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417
Actual credits issued related to sales recorded in prior fiscal years	(3,930,992)	(632,314)	(12,246,259)	—	(16,809,565)
Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—
Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	24,342,932	8,498,516	3,441,427	208,649	36,491,524
Actual credits issued related to sales recorded in Fiscal 2009	(19,914,114)	(6,754,177)	—	(167,911)	(26,836,202)
Reserve Balance as of March 31, 2009	$4,547,233	$1,744,339	$4,839,864	$40,738	$11,172,174

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,734,540 at June 30, 2009 to $15,488,545 at March 31, 2010.   As of March 31, 2010 approximately $10,129,000 of the original $10,545,000 return reserve recorded in Fiscal 2008 for Prenatal Multivitamin was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product by that date, leaving a balance of approximately $416,000 of Multivitamin returns reserve on the consolidated balance sheet at March 31, 2010.

The increase in reserves was due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers, and an increase in the return reserves due to an increase in overall sales.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The increase of reserves to $15,488,545 at March 31, 2010 from $13,734,540 at June 30, 2009 is due to the timing of credits being processed by the customers and by the Company.  Approximately $10,869,000 or 79% of the reserve balance from June 30, 2009 has been processed through the first nine months of Fiscal 2010.  Approximately $412,000 of that amount relates to credits issued due to the return by customers of the Prenatal Multivitamin product through March 31, 2010.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The following table shows the results of these calculations as of the relevant periods:

	3/31/10	6/30/09	3/31/09
Net DSO (in days)	78	55	59
Gross DSO (in days)	65	53	64

The level of net DSO at March 31, 2010 is slightly higher than the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.  The increase is due to a higher percentage of sales being shipped at the end of the quarter.

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

Results of Operations - Three months ended March 31, 2010 compared with three months ended March 31, 2009

Net sales for the three months ended March 31, 2010 (“Fiscal 2010”) increased 9% to $31,266,000 from $28,761,000 for the three months ended March 31, 2009 (“Fiscal 2009”). The following factors contributed to the $2,505,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	3%	26%
Antibiotics	3%	11%
Prescription Vitamins	-67%	-9%
Epilepsy	-24%	-9%
Thyroid Deficiency	6%	3%
Pain Management	241%	-2%
Migraine Headache	-14%	0%

Sales of drugs used for pain management increased by approximately $2,674,000 for the three months ended March 31, 2010 compared to March 31, 2009. This increase is due to an increased number of products offered as well as a market withdrawal by one of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $1,088,000 as a result of a continued shift away from branded drugs towards generic prescriptions.  The overall increase in sales was also affected by an increase in sales of drugs for the treatment of congestive heart failure by approximately $1,132,000 for the three months ended March 31, 2010 compared to March 31, 2009 due to an increase in the wholesale average price.  Partially offsetting these increases was a decrease in sales of our prescription vitamins of approximately $3,444,000 due to a lack of selling activities by the branded drug company. Additional sales can also be attributed to new drugs used for the treatment of gallstones totaling approximately $588,000.

The Company expects to continue increasing the number of products available for sale to its customers, which will require additional FDA approvals. The Company’s receipt of several approvals by the FDA to offer new products has resulted in more sales of new products in Fiscal 2010 compared to Fiscal 2009.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
Customer Category	2010	2009

Wholesaler/ Distributor	$14,369,000	$12,252,000
Retail Chain	15,223,000	15,015,000
Mail-Order Pharmacy	1,674,000	1,356,000
Private Label	—	138,000

Total	$31,266,000	$28,761,000

The sales to wholesaler/distributor and mail-order pharmacy customer categories increased as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales for the third quarter increased 22% to $20,869,000 in Fiscal 2010 from $17,154,000 in Fiscal 2009.  The increase reflected the impact of the 9% increase in sales as well as additional royalties of approximately $86,000 primarily related to the prescription vitamins and our amantadine product.  The increase in cost of sales was more than the increase in sales due to the relative mix of the sales of the products described above.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the third quarter of Fiscal 2010 and Fiscal 2009 were 33% and 40%, respectively. Gross profit percentage decreased due to the decline in sales of prescription vitamins as well as the commencement of the related royalty.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the third quarter increased 69% to $3,352,000 for Fiscal 2010 from $1,981,000 for Fiscal 2009.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA as well as increased costs for biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the third quarter decreased 41% to $4,393,000 in Fiscal 2010 from $7,492,000 in Fiscal 2009.  The decrease is primarily due to litigation expenses in Fiscal 2009 related to the patent challenge with KV Pharmaceuticals of approximately $2,530,000 for the third quarter of Fiscal 2009 which were not incurred in Fiscal 2010 as the litigation was settled in March 2009.  In the third quarter of Fiscal

2009, the Company also incurred severance costs related to the departure of the Company’s former chief financial officer of approximately $452,000 which were not incurred in Fiscal 2010. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the third quarter decreased to $50,000 in Fiscal 2010 compared to $75,000 in Fiscal 2009 primarily due to lower levels of long-term debt.  Interest income in the third quarter decreased to $5,000 in Fiscal 2010 from $78,000 in Fiscal 2009 due to lower interest earned on investment securities.

The Company recorded income tax expense in the third quarter of 2010 of $527,000 compared to $851,000 in the third quarter of Fiscal 2009. The effective tax rate for the three months ended March 31, 2010 was 20%, compared to 39% for the three months ended March 31, 2009.  The effective tax rate for the three months ended March 31, 2010 was lower compared to the three months ended March 31, 2009 due primarily to the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $418,000.  The Company also reduced its liability for unrecognized tax benefits by approximately $216,000 as a result of the IRS settlement.  The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2010.

The Company reported net income of approximately $2,093,000 in the third quarter of Fiscal 2010, or $0.08 basic and diluted earnings per share, as compared to $1,314,000 in the third quarter Fiscal 2009, or $0.05 basic and diluted earnings per share.

Results of Operations — Nine months ended March 31, 2010 compared with nine months ended March 31, 2009

Net sales for the nine months ended March 31, 2010 (“Fiscal 2010”) increased 9% to $91,418,000 from $83,553,000 for the nine months ended March 31, 2009 (“Fiscal 2009”). The following factors contributed to the $7,865,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	- 7%	2%
Antibiotics	10%	0%
Prescription Vitamin	-40%	-21%
Epilepsy	-20%	24%
Thyroid Deficiency	10%	0%
Pain Management	340%	15%
Migraine Headache	-8%	10%

Sales of drugs used for pain management increased by approximately $6,991,000 for the nine months ended March 31, 2010 compared to March 31, 2009.  This increase is due to an increased number of products offered as well as a market withdrawal by one of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $3,605,000 as a result of a continued shift away from branded drugs towards generic prescriptions.  Partially offsetting these increases was a decrease in sales of our prescription vitamins of approximately $4,947,000 due to a lack of selling activities by the branded drug company. The overall increase in sales was also affected by a decrease in sales of drugs for the treatment of congestive heart failure by approximately $783,000 in the first nine months of Fiscal 2010 compared to the first nine months of Fiscal 2009.  This decrease was due to a prior year product recall by several of our major competitors which increased our Fiscal 2009 revenues.  Additional sales can also be attributed to new drugs used for the treatment of gallstones totaling approximately $1,483,000.

The Company expects to continue increasing the number of products available for sale to its customers, which will require additional FDA approvals. The Company’s receipt of several approvals by the FDA to offer new products has resulted in more sales of new products in Fiscal 2010 compared to Fiscal 2009.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
Customer Category	2010	2009

Wholesaler/ Distributor	$41,710,000	$35,860,000
Retail Chain	45,015,000	43,166,000
Mail-Order Pharmacy	4,693,000	4,157,000
Private Label	—	370,000

Total	$91,418,000	$83,553,000

The sales to wholesaler/distributor and retail chain customer categories increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales for the first nine months increased 18% to $61,409,000 in Fiscal 2010 from $51,922,000 in Fiscal 2009.  The increase reflected the impact of the 9% increase in sales as well as additional royalties of approximately $781,000 primarily related to the prescription vitamins, our amantadine product and the final payments under the Provell termination agreement.  The increase in cost of sales was more than the increase in sales due to the relative mix of the sales of the products described above.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first nine months of Fiscal 2010 and Fiscal 2009 were 33% and 38%, respectively. Gross profit percentage decreased due to the decline in sales of prescription vitamins as well as the commencement of the related royalty.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first nine months increased 60% to $9,110,000 for Fiscal 2010 from $5,685,000 for Fiscal 2009.  The increase is primarily due to an increase in production of drugs in development and preparation for submission to the FDA as well as increased costs for biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the first nine months decreased 36% to $12,205,000 in Fiscal 2010 from $19,116,000 in Fiscal 2009.  The decrease is primarily due to litigation expenses in Fiscal 2009 related to the patent challenge with KV Pharmaceuticals of approximately $5,719,000 which were not incurred in Fiscal 2010 as the litigation was settled in March 2009. In the third quarter of Fiscal 2009, the Company also incurred severance costs related to the departure of the Company’s former chief financial officer of approximately $452,000 which were not incurred in Fiscal 2010.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the first nine months decreased to $204,000 in Fiscal 2010 compared to $259,000 in Fiscal 2009 primarily due to lower levels of long-term debt.  Interest income in the first nine months decreased to $49,000 in Fiscal 2010 from $216,000 in Fiscal 2009 due to lower interest earned on investment securities.

The Company recorded income tax expense in the nine months ended March 31, 2010 totaling $3,525,000 compared to $2,697,000 in the nine months ended March 31, 2009. The effective tax rate for the nine months ended March 31, 2010 was 41% compared to 39% for the nine months ended March 31, 2009.  The effective tax rate for the nine months ended March 31, 2010 includes the impact of a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by approximately 8% for the nine months ended March 31, 2010.  The increase in effective tax rate related to this change in Pennsylvania tax law was essentially offset by the impact of the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $418,000 and reduced its liability for unrecognized tax benefits by approximately $216,000.  The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2010.

The Company reported net income of approximately $5,005,000 in the first nine months of Fiscal 2010, or $0.20 basic and diluted earnings per share, as compared to $4,114,000 in the first nine months Fiscal 2009, or $0.17 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2010, working capital was $37,813,000, as compared to $38,632,000 at June 30, 2009, a decrease of $819,000.

Net cash provided by operating activities of $1,787,000 in the first nine months of Fiscal 2010 reflected net income of $5,005,000, after adjusting for non-cash items of $6,331,000, as well as cash used by changes in operating assets and liabilities of $9,549,000.  Significant changes in operating assets and liabilities are comprised of:

•

An increase in trade accounts receivable of $6,817,000 primarily as a result of increased sales in Fiscal 2010. The change in the accounts receivable balance from June 30, 2009 to March 31, 2010 includes a non-cash decrease of approximately $412,000 related to the issuance of credits for the returns of the multivitamin product received by the Company through March 31, 2010.

•

An increase in inventories of $3,029,000 due to increased stocking levels at both Lannett and Cody Labs for certain products as of March 31, 2010 that are being carried in order to respond to the increased order volume we are currently experiencing.

•	An increase in prepaid taxes of $777,000 from income taxes payable of $711,000 related to estimated tax payments made in Fiscal 2010.
•	An increase in prepaid expenses and other current assets of $1,728,000 primarily related to the

Company’s payment of $1,406,000 to the FDA that accompanied an initial application for approval of a currently marketed GRASE (“Generally Recognized As Safe and Effective”) product. The Company is currently awaiting a response from the FDA as to whether part or all of this fee is refundable. The FDA has three to six months from date of submission in order to determine if any amounts are refundable. Accordingly the Company is recording this amount in Other Current Assets. If any part of the fee is not refundable, and the Company receives approval to market the related product, the Company expects to record the amount as an intangible asset and amortize it over the estimated product life. If this application is not approved, the Company has the right to re-file an application for this specific product with no additional fee due.

•	An increase in accounts payable of $939,000 due to the timing of payments at the end of the month.
•

An increase in rebates, chargebacks and returns payable of $2,166,000 primarily due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers, and an increase in the return reserves due to an increase in overall sales. This increase was partly offset by a non-cash decrease of approximately $412,000 related to the issuance of credits for the returns of the multivitamin product received by the Company through March 31, 2010.

•

A decrease in accrued payroll and payroll related costs of $413,000 primarily related to the payment in the first half of Fiscal 2010 of the Fiscal 2009 accrued incentive compensation costs totaling approximately $4,165,000. Of this amount, approximately $759,000 was settled with the issuance of restricted stock and is therefore excluded from the consolidated statement of cash flows.

Net cash used in investing activities of $9,259,000 for the nine months ended March 31, 2010 is mainly the result of purchases of property, plant and equipment of $8,789,000, primarily related to acquired land and buildings to be used as the Company’s headquarters and additional warehouse space, as well as the purchase of an intangible asset (product rights) for $500,000.

Net cash provided by financing activities of $386,000 for the nine months ended March 31, 2010 was primarily due to proceeds from the issuance of stock of $697,000 partially offset by the purchase of shares of treasury stock totaling $123,000.  The Company also made scheduled debt repayments of $251,000.

Long-term debt amounts due, for the twelve month periods ended March 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2011	$4,862,141
2012	268,093
2013	275,305
2014	290,459
2015	240,161
Thereafter	1,951,359

$7,887,518

In December 2005, the Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The Company pays a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance is due and payable on January 1, 2011.  The Company intends to refinance this loan during the fourth quarter of fiscal 2010.

The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (3.00% and 3.00% at March 31, 2010 and June 30, 2009, respectively). As of March 31, 2010 and June 30, 2009, the Company has $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.

The existing line of credit which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wachovia, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

The terms of the line of credit, the loan agreement and the related letter of credit require that the Company meet certain financial covenants and reporting standards, including the attainment of standard financial liquidity and net worth ratios.  As of March 31, 2010, the Company is in compliance with all financial covenants under the agreement.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. Through March 31, 2010, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant fund. Based on information available at March 31, 2010, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.  Except as set forth in this report, the Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material adverse impact on the Company’s short-term or long-term liquidity or financial condition.

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

Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area. The sale of pain management products approximated 12% of Net Sales for the third quarter of FY 2010 and 10% of net sales year-to-date.  Additionally, the API and dosage form production of these products were performed at our Cody Labs operations and, due to the increased volumes of sales on these products, allowed Cody to be profitable during the Company’s third quarter of 2010.

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

The Company has entered supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG and Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed) of Israel and the GC Group, as well as certain domestic companies, including Banner Pharmacaps, Cerovene, Summit Bioscience LLC and Inverness.  The Company is currently in negotiations on similar agreements with other international companies, through which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wachovia Bank, N.A. (“Wachovia”) that bears interest at the prime interest rate less 0.25% (3.00% and 3.00% at March 31, 2010 and June 30, 2009, respectively). As of March 31, 2010 and June 30, 2009, the Company has $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  The existing line of credit which was to expire on November 30, 2009, was renewed and extended to November 30, 2010.

The Company invests in U.S. government agency securities and corporate bonds, all of which are exposed to interest rate fluctuations.  The interest earned on these investments may vary based on fluctuations in the interest rate.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders was held on January 22, 2010.  The following proposal was adopted by the margins indicated.

To elect seven (7) members of the Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Director	Votes for	Votes against	Votes withheld
William Farber	15,925,979	0	129,995
Ronald West	15,597,891	0	458,083
Arthur P. Bedrosian	15,921,054	0	134,920
Jeffrey Farber	15,856,788	0	199,186
Kenneth Sinclair	15,512,997	0	542,977
Albert Wertheimer	15,601,091	0	454,883
Myron Winkelman	15,583,857	0	472,117

ITEM 6.  EXHIBITS

(a)                           A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: May 13, 2010	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: May 13, 2010	By:	/s/ Keith R. Ruck
Keith R. Ruck
Vice President of Finance and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith