Form 10-K
period 2010-06-30
LANNETT CO INC
filed 2010-09-24
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2009 was $60,310,315 based on the closing price of the stock on the NYSE - AMEX.

As of September 17, 2010, there were 25,238,882 shares of the registrant’s common stock, $.001 par value, outstanding.

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

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania, and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of branded pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2010.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ending June 30.

According to data reported by IMS Health in August 2010, we are currently among the top 20 companies, based on number of prescription transactions, for unbranded generic products in the United States.  We intend to grow our business organically as well as through strategic partnerships.  Additionally, our Levothyroxine Sodium tablets (“Levo”) were recognized by IMS Health as the 18th most prescribed pharmaceutical product, including both branded and generic products, in the U.S. over the past year, reaching approximately 23 million prescriptions through June 2010.  This product line represents approximately 0.6% of the domestic prescription market.  Over the last year, we have experienced a 6% growth in prescriptions for our products. In addition, Levo has experienced a 11% annual growth during that period.

Over the past five years, we have experienced a 95% growth in our revenues from approximately $64 million in fiscal year 2006 to over $125 million in fiscal year 2010.  This rapid growth has been achieved primarily through strategic partnerships and opportunities resulting from certain difficulties that a number of our competitors have experienced with regulatory compliance issues.

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

Mutually Beneficial Supply and Distribution Arrangements. In 2004, we entered into an exclusive distribution agreement with Jerome Stevens Pharmaceuticals (“JSP”) covering four different product lines.  Two of these product lines, Levo and Digoxin, collectively accounted for approximately 58% of our net sales in fiscal year 2010 and both products have experienced significant growth in sales over the past few years.  Distribution agreements with other manufacturers have also increased our net sales in recent years.

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

Strong Track Record of Obtaining Regulatory Approvals for New Products. During the past two fiscal years, we have received 5 approved Abbreviated New Drug Applications (each, an “ANDA”) from the Food and Drug Administration (the “FDA”).  We expect to receive several more during the next fiscal year.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

Reputation for Regulatory Compliance. We have a strong track record of regulatory compliance and we believe that we have strong effective regulatory compliance capabilities and practices through hiring qualified individuals and implementing strong current Good Manufacturing Practices (“cGMP”). During the last two fiscal years, at least three of our competitors have experienced plant closures and product recalls due to FDA inspections that found violations of cGMPs at their facilities.  Two of our competitive strengths, our agility in responding quickly to market events and a strong reputation for regulatory compliance, positioned us to avail ourselves of these market opportunities.

In addition, narcotics or “controlled drugs” are subject to a rigorous regulatory compliance regimen.  We are one of seven companies in the U.S. that have been granted a license from the U.S. Drug Enforcement Administration (“DEA”) to import raw poppy straw for conversion into active pharmaceutical ingredients (“API”).  Such licenses are renewed annually, but non-compliance could result in a license not being renewed.  As a result, we believe that our strong reputation for regulatory compliance allows us to have a competitive edge in managing the production and distribution of narcotics and controlled drugs.

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

Key Products

All of our products currently manufactured and/or sold are prescription products.  Of the products listed in the table entitled “Current Products” below, those containing Levo, Digoxin, Butalbital, Cocaine and Morphine Sulfate were our key products, collectively accounting for approximately 75%, 71% and 74% of our net sales in fiscal years 2010, 2009 and 2008, respectively.  In fiscal year

2006, we began selling Sulfamethoxazole w/ Trimethoprim (“SMZ/TMP”). Because of a market opportunity, our sales of SMZ/TMP increased from 3% of our net sales in fiscal year 2006 to 19% of our net sales in fiscal year 2007, but declined to 9% of our net sales in fiscal year 2008. SMZ/TMP is not factored among our key products because the applicable supply agreement expired in August 2008 and was not renewed.   In fiscal year 2009, we began selling our prenatal vitamin, OB Natal One, which was the generic version to a brand name prenatal vitamin.  During the launch year of 2009, we sold approximately $12.6 million in net sales of the product.  During our fiscal year 2009, the brand equivalent was withdrawn from the marketplace.  Since the brand company withdrew their detailing salesforce, we have seen a significant drop in sales of our OB Natal One product.  OB Natal One is not factored among our key products because the Company expects to see continued declining sales for this product as obstetricians prescribe other available prenatal vitamins.

Our products containing Levo are produced and marketed with 12 varying potencies.  In addition to generic Levo tablets, we also market and distribute Unithroid tablets, a branded version of Levo, which is produced and marketed with 11 varying potencies.  Both generic Levo tablets and Unithroid tablets are manufactured by JSP.  We began buying generic Levo from JSP and selling it to our customers in April 2003.  In September 2003, we began buying the branded Unithroid tablets from JSP and selling them to our customers.  Levo tablets are used to treat hypothyroidism and other thyroid disorders.  Levo remains one of the most prescribed drugs in the U.S. and is used by over 13 million patients of various ages and demographic backgrounds.  Side effects from Levo are rare, but may include allergic reactions, such as rash or hives.  We signed a distribution agreement with JSP in March 2004 that granted us exclusive distribution rights to Levo tablets through March 2014 (the “JSP Distribution Agreement”).  In June 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Levoxyl®.  In December 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Synthroid®. Net sales of this product have grown rapidly in recent years from approximately $35 million in 2007 to almost $51 million in 2010.  In our distribution of these products, we compete with two branded Levo products—Abbott Laboratories’ Synthroid® and Monarch Pharmaceutical’s Levoxyl®— as well as generic products from Mylan and Sandoz.

Digoxin tablets are produced and marketed with two different potencies (0.125 and 0.25 milligrams (“mg”) per tablet).  This product is manufactured by JSP and we distribute it under the JSP Distribution Agreement.  We began buying this product from JSP and selling it to our customers in September 2002.  Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographic backgrounds.  The beneficial effects of Digoxin result from direct actions on the cardiac muscle, as well as indirect actions on the cardiovascular system mediated by effects on the autonomic nervous system.  Side effects of Digoxin may include apathy, blurred vision, changes in heartbeat, confusion, dizziness, headaches, loss of appetite, nausea, vomiting and weakness.  Net sales of this product have increased from approximately $4.7 million in 2007 to $21.0 million in 2010.

We distribute two products containing Butalbital.  We have manufactured and sold one of the products, Butalbital with Aspirin and Caffeine capsules, for more than eighteen years.  The other Butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, is manufactured by JSP.  We began buying this product from JSP and selling it to our customers in December 2002.  Both Butalbital products, which are in orally administered capsule dosage forms, are prescribed to treat tension headaches caused by contractions of the muscles in the neck and shoulder area and migraine.  The drug is prescribed primarily for adults of various demographic backgrounds.  Migraine headache is an increasingly prevalent condition in the United States.  As conditions continue to grow, the demand for effective medical treatments will continue to grow.  Common side effects of drugs which contain Butalbital include dizziness and drowsiness.  Although new innovator drugs to treat migraine headaches have been introduced by brand name drug companies, we believe that there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.  As the brand name companies continue to promote products containing Butalbital, like Fiorinal®, we expect to continue to produce and sell our generic Butalbital products.

Morphine Sulfate liquid oral solution is produced and marketed in three different size containers (20 mgs per mL in 30, 120 and 240 mL bottles).  We manufacture these liquid dosage forms at our Cody Labs subsidiary and we are currently finishing the manufacturing methods and capabilities to make the API form also at Cody.  Sales of Morphine Sulfate approximated 5% of Lannett’s Net Sales during Fiscal 2010.  This drug is prescribed primarily for the management of pain in adults where other products or delivery methods are not tolerable to the patient.   Common side effects of this drug include respiratory and circulatory depression.   As recently as March of 2009, seven different companies, including Lannett, were manufacturing and/or distributing this product.  As a result of recent actions by the FDA (see Item 1. Government Regulation), at least five of those companies, including Lannett, have left the market by July 2010.  Only one company has an approved NDA for this product and is currently selling it, and Lannett expects to become the second approved manufacturer within the next several months.  If the FDA approves our current NDA application on Morphine Sulfate (see Item 1A. Risk Factors), Lannett will be vertically integrated on this product line.

Cocaine Topical Solution (“C-Topical”) is produced and marketed in two different strengths and two different size containers. (4% per 4 and 10 ml bottles, and 10% per 4 and 10 ml bottles).  We manufacture these liquid dosage forms at our Cody Labs subsidiary and we expect to complete finishing the manufacturing methods and capabilities to make the API form also at Cody within the next fiscal year.  Sales of C-Topical approximated 5% of Lannett’s Net Sales during Fiscal 2010.  This drug is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery.  It also works as a vasoconstrictor during the surgery.  The only other company that was marketing this product announced during our fiscal 2010 year that they were withdrawing from the marketplace.

Validated Pharmaceutical Capabilities

Our manufacturing facility consists of 31,000 square feet on an approximately 3.5-acre parcel of land that we own.  In addition, we own a 63,000 square foot building on approximately 3.0 acres located within one mile of our manufacturing facility that houses packaging, research and development and possibly additional manufacturing space in the future.  In June 2006, we leased a third building located several miles from our manufacturing facility, consisting of 66,000 square feet on approximately 7.3 acres.  We purchased this building in October 2009 for approximately $3.8 million, plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs are expected to be financed through a series of loans with a bank and a Pennsylvania state run development agency. Construction was substantially complete by June 30, 2010.  The financing will be competed shortly. This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of an approximately 73,000 square foot structure located on approximately 16 acres in Cody, Wyoming.  Cody Labs leases the facility from Cody LCI Realty, LLC, Wyoming, which is 50% owned by us and 50% by an officer of Cody Labs and his former spouse. Cody Labs’ manufacturing facility currently has capacity for further expansion, both inside the existing structure, as well as by building outside the current structure.

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

1.)            Formulation and Analytical Method Development. After a drug candidate is selected for future sale, product development scientists perform various experiments on the incorporation of active ingredients into a dosage form.  These experiments will result in the creation of a number of product formulations to determine which formula will be most suitable for our subsequent development process.  Various formulations are tested in the laboratory to measure results against the innovator drug.  During this time, we may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients.  During the formulation phase, our R&D chemists begin to develop an analytical, laboratory testing method.  The successful development of this test method will allow us to test developmental and commercial batches of the product in the future.  All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the Chemistry, Manufacturing and Controls section of the ANDA submitted to the FDA in the generic drug application.

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

According to a June 2010 presentation given by the FDA’s Office of Generic Drugs, the current FDA review time for ANDAs exceeds 26 months.  While we have received approval for some of our ANDAs in 14 months, we have also waited longer than 3 years before receiving approval.  Subsequently, the FDA advised that electronic submissions of applications may shorten the approval process.  We currently file our ANDAs and NDAs electronically.  ANDAs and NDAs submitted for our products may not receive FDA approval on a timely basis, if at all.

When a generic drug company files an ANDA with the FDA, it must certify that no patents are listed in the Orange Book, the FDA’s reference listing of approved drugs and listed patents.  An ANDA filer must certify, with respect to each application whether the filer is challenging a patent, either (i) that no patent was filed for the listed drug (a “paragraph I” certification), (ii) that the patent has expired (a “paragraph II” certification), (iii) that the patent will expire on a specified date and the ANDA filer will not market the drug until that date (a “paragraph III” certification), or (iv) that the patent is invalid or would not be infringed by the manufacture, use, or sale of the new drug (a “paragraph IV” certification). A paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved ANDA to which the ANDA refers.  A paragraph IV certification can trigger an automatic 30 month stay of the ANDA if the innovator company files a claim which would delay the approval of the generic company’s ANDA.  Currently, we have filed no paragraph IV certifications with our ANDAs.

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

We continue to expand our sales to major chain drug stores.  Our policies of maintaining an adequate inventory, employing a responsive order filling system and prioritizing timely fulfillment of those orders have contributed to a strong reputation among our customers as a dependable supplier of high quality generic pharmaceuticals.  In addition, our subsidiary Cody Labs sells APIs to dosage form manufacturers.

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

Current Products

As of the date of this filing, we manufactured and/or distributed the following products:

Name of Product		Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Amantadine SoftGel Capsules	Parkinson’s Disease	Symmetrel ®
3	Baclofen Tablets	Muscle Relaxer	Lioresal®
4	Bethanechol Chloride Tablets	Urinary Retention	Urecholine®
5	Butalbital, Aspirin and Caffeine Capsules	Migraine Headache	Fiorinal®
6	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules	Migraine Headache	Fiorinal w/ Codeine #3®
7	Clindamycin HCl Capsules	Antibiotic	Cleocin®
8	C-Topical ™ Solution	Anesthetic	N/A
9	Codeine Sulfate Tablets	Pain Management	N/A
10	Danazol Capsules	Endometriosis	Danocrine®
11	Dicyclomine Tablets	Irritable Bowels	Bentyl®
12	Dicyclomine Capsules	Irritable Bowels	Bentyl®
13	Digoxin Tablets	Congestive Heart Failure	Lanoxin®
14	Dipyridamole Tablets	Anticoagulant	Persantine ®
15	Doxycycline Tablets	Antibiotic	Adoxa®
16	Doxycycline Hyclate Tablets	Antibiotic	Periostat®
17	Esterified Estrogen & Methyltestoterone Tablets	Hormone Replacement	Estratest®
18	Hydrochlorothiazide Tablet	Diuretic	Hydrodiuril®
19	Hydromorphone HCl Tablets	Pain Management	Dilaudid®
20	Levothyroxine Sodium Tablets	Thyroid Deficiency	Levoxyl®/ Synthroid®
21	Morphine Sulfate Oral Solution	Pain Management	Roxanol®
22	OB-Natal ® ONE SoftGel Capsules	Pregnancy	N/A
23	Oxycodone HCl Oral Solution	Pain Management	Roxicodone®
24	Phentermine HCl Tablets	Obesity	Adipex-P®
25	Phentermine HCl Capsules	Obesity	Fastin®
26	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
27	Primidone Tablets	Epilepsy	Mysoline®
28	Probenecid Tablets	Gout	Benemid®
29	Rifampin Capsules	Antibiotic	Rifadin®
30	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
31	Unithroid® Tablet	Thyroid Deficiency	N/A
32	Ursodiol Capsules	Gallstone	Actigall ®

Unlike the branded, innovator companies, we do not develop new molecules. However, we have filed and received two patents for APIs at our Cody, Wyoming manufacturing facility, with an additional patent pending.

In fiscal years 2010 and 2009, we received five and four ANDA approvals from the FDA, respectively. The following summary contains more specific details regarding our latest ANDA approvals.  Market data is obtained from Wolters Kluwer.

In March 2008, we received a letter from the FDA with approval to market and launch Rifampin Capsules 150mg and 300mg. Rifampin is the generic version of Rifadin® and is used to reduce the number of meningococcal bacteria in the nose and throat. According to Wolters Kluwer, total sales of generic Rifampin Capsules 150mg and 300mg at AWP were $35 million in 2007.

In April 2008, we received a letter from the FDA with approval to market and launch Dipyridamole Tablets 25mg, 50mg and 75mg.  Dipyridamole is the generic version of Persantine® and is used to reduce the formation of blood clots in people who have had heart valve surgery. According to Wolters Kluwer, total sales of generic Dipyridamole Tablets 25mg, 50mg and 75mg at AWP were $45 million in 2007.

In August 2008, we received a letter from the FDA with approval to market and launch Doxycycline Monohydrate Tablets, 75mg and 150 mg, the generic equivalent of Adoxa® and used for the treatment of bacterial infections.  According to Wolters Kluwer, combined sales of generic Doxycycline Monohydrate Tablets, 75 mg and 150mg, were $25.8 million in 2007.

In December 2008, we received a letter from the FDA with approval to market and launch Ursodiol 300 mg Capsules, the generic equivalent of Actigall® and indicated for patients with radiolucent noncalcified gallbladder stones, and for the prevention of gallstone formation in obese patients experiencing rapid weight loss.  According to Wolters Kluwer, combined sales of generic and brand Ursodiol were $128.2 million for the 12 months ending October 2008.

In May 2009, we received a letter from the FDA with approval to market and launch Pilocarpine HCI Tablets 7.5 mg, the generic equivalent of Salagen®.  Pilocarpine HCI tablets are indicated for (1) the treatment of symptoms of dry mouth from salivary gland hyprfunction caused by radiotherapy for cancer of the head and neck and (2) the treatment of symptoms of dry mouth in patients with Sjogren’s syndrome. According to Wolters Kluwer, combined sales of generic and brand Pilocarpine HCI Tablets 7.5mg at AWP were $2.5 million in 2008.

In December 2009, Lannett a letter from the FDA with approval to market and launch Hydromorphone Hydrochloride Tablets USP, 2 mg, 4 mg and 8 mg, the generic equivalent of Purdue Pharmaceuticals’ (formerly Abbott’s) Dilaudid® Tablets 2 mg, 4 mg and 8 mg. According to Wolters Kluwer, U.S. sales in 2008 of both generic and brand Hydromorphone Hcl Tablets, 2 mg, 4 mg and 8 mg were $170 million at Average Wholesale Price. Hydromorphone Hcl tablets are indicated for the management of pain in patients where an opioid analgesic is appropriate.

In April 2010, we received a letter from the FDA with approval to market and launch Ondansetron Injection USP, 2 mg/mL, Multi-Dose Vials. Ondansetron Injection USP, 2 mg/mL is the generic equivalent of GlaxoSmithKline’s Zofran® Injection, 2 mg/mL. Ondansetron Injection, USP 2 mg/mL is indicated for the prevention of postoperative nausea and vomiting and for the prevention of chemotherapy-induced nausea and vomiting.  For the 12 months ended December 2009 U.S. sales of Ondansetron Injection USP, 2 mg/mL, were approximately $58 million at Average Wholesale Price (AWP). A launch date for the product has not yet been set.

In July 2010, we received a letter from the FDA with approval to market and launch Phentermine Hydrochloride Blue/White Seed Capsules USP, 30 mg, the generic equivalent of Sandoz, Inc.’s Reference Listed Drug (RLD) Phentermine Hcl Capsules USP, 30 mg. According to Wolters Kluwer, U.S. sales of Phentermine Hcl Capsules USP, 30 mg in 2009 were approximately $36.5 million at Average Wholesale Price (AWP). This does not include sales of Phentermine made directly to consumers through clinics.  Phentermine Hcl is indicated as a short-term adjunct in a regimen of weight reduction based on exercise, behavioral modification and caloric restriction in the management of exogenous obesity for patients with an initial body mass index > 30 kg/m2, or > 27 kg/m2 in the presence of other risk factors (e.g., hypertension, diabetes, and hyperlipidemia).

In August 2010, we received a letter from the FDA with approval to market and launch Ondansetron Injection USP, 2 mg/mL, Single-Dose Vials. Ondansetron Injection USP, 2 mg/mL is the generic version of GlaxoSmithKline’s Zofran Injection, 2 mg/mL. Ondansetron Injection, USP 2 mg/mL is indicated for the prevention of postoperative nausea and vomiting and for the prevention of chemotherapy-induced nausea and vomiting.  For the 12 months ended December 2009, Ondansetron Injection USP, 2 mg/mL had U.S. sales of approximately $58 million at Average Wholesale Price. A launch date for the product has not been set.

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

The cost associated with each product that we are currently developing is dependent on numerous factors, including but not limited to, the complexity of the active ingredient’s chemical characteristics, the price of the raw materials and the FDA-mandated requirement of bioequivalence studies (depending on the FDA’s Orange Book classification). The estimated cost to develop a new generic product ranges from approximately $100,000 to $1.7 million.

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

The majority of our R&D projects are being developed in-house under our direct supervision and with our own personnel.  Accordingly, we do not believe that our outside contracts for product development or manufacturing supply are material in nature, nor are we substantially dependent on the services rendered by such outside firms.  Since we have no control over the FDA review process, our management is unable to anticipate whether or when it will be able to begin producing and shipping such additional products.

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

Stage of R&D	Regulatory Requirement	Number of Products
FDA Review	ANDA	21
FDA Review	ANDA supplement	10
Clinical Testing	ANDA	5
Scale-Up	Preliminary Investigational New Drug	3
Scale-Up	ANDA supplement	3
Scale-Up	ANDA	4
Formulation/Method Development	ANDA	35

We incurred R&D expenses of approximately $11,251,000 in fiscal year 2010, $8,427,000 in fiscal year 2009, and $5,173,000 in fiscal year 2008.  The R&D spending includes spending on bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, we have also been taking advantage of favorable development costs in other countries.  We have strategic partnerships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established with these development partners, and can range from $90,000 to $575,000 to develop a drug.  Development payments are normally scheduled in advance, based on milestones.

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

Our primary finished product inventory supplier is JSP in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 77% of our inventory purchases in fiscal year 2010, 71% in fiscal year 2009 and 71% in fiscal year 2008.  On March 23, 2004, we entered into the JSP Distribution Agreement for the exclusive distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of our common stock.  The products covered under the JSP Distribution Agreement include Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levo Tablets, sold generically and under the brand name Unithroid®.  The initial term of the JSP Distribution Agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  See note 17 to our consolidated financial statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

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

We have entered into definitive supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG, Swiss Caps of Switzerland and Pharma 2B (formerly Pharmaseed) and The GC Group of Israel, as well as certain domestic companies, including Banner Pharmacaps, Cerovene and Inverness. We are currently in negotiations on similar agreements with other international companies, through which we will market and distribute future products manufactured in-house or by third parties.  We intend to capitalize on our strong customer relationships to build our market share for such products.

Customers and Marketing

We sell our products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores and other pharmaceutical companies.  The pharmaceutical industry’s largest wholesale distributors, McKesson, Cardinal Health and Amerisource Bergen, accounted for 9%, 7%, and 11%, respectively, of our net sales in fiscal year 2010 and 7%, 9% and 7%, respectively, of our net sales in fiscal year 2009.  Our largest chain drug store customer, Walgreens, accounted for 26% and 28% of net sales in fiscal year 2010 and fiscal year 2009, respectively.  We perform ongoing credit evaluations of our customers’ financial condition, and have experienced no significant collection problems to date.  Generally, we require no collateral from our customers.

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

We promote our products through direct sales, trade shows and bids.  We also market our products through private label arrangements, under which we manufacture our products with a label containing the name and logo of a customer.  This practice is commonly referred to as “private label business.”  Private label business allows us to leverage our internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers.  The focus of our sales efforts is the relationships we create with our customer accounts.  Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers.  Historically and in fiscal years 2010, 2009 and 2008, our advertising expenses were immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Product	Primary Competitors

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Watson and Breckenridge

C_Topical™ Solution	None

Digoxin Tablets	GlaxoSmithKline, Impax, Caraco and Westward

Doxycycline Hyclate and Monohydrate Tablets	Par, Mylan, Sandoz and Ranbaxy

Levothyroxine Sodium Tablets	Abbott, Monarch, Mylan, Sandoz and Forest

Morphine Sulfate Liquid Oral Solution	Roxane and Mallinckrodt

Primidone Tablets	Watson, Qualitest, URL, Westward, Amneal and Impax

Rifampin Capsules	Sandoz and Versapharm

Unithroid® Tablets	Abbott, Monarch, Mylan and Sandoz

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

Additionally, certain products, marketed prior to the Federal Food, Drug and Cosmetic Act may be considered GRASE (“Generally Recognized As Safe and Effective”) or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.” Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for these GRASE products.  Efforts have included granting market exclusivity to approved GRASE products and issuing notices to companies currently producing these products.  One such current FDA effort includes our currently marketed product, Morphine Sulfate oral solution.  Please see additional discussion regarding our Morphine Sulfate Oral Solution product in Item 1A. Risk Factors, Item 3, Legal Proceedings, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As a publicly-traded company, we are also subject to significant regulations and laws, including the Sarbanes-Oxley Act of 2002. Since its enactment, we have developed and instituted a corporate compliance program based on what we believe are the current best practices and we continue to update the program in response to newly implemented or changing regulatory requirements.

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

Employees

As of June 30, 2010, we had 305 employees, comprised of 218 employees at Lannett and 87 employees at Cody Labs.

Securities and Exchange Act Reports

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

Approximately 69% of our fiscal year 2010 sales are of distributed products, primarily manufactured by JSP.  Two of theses products are Levo and Digoxin, which accounted for 41% and 17%, respectively, of our Fiscal 2010 net sales, and 40% and 22%, respectively, of our net sales for Fiscal 2009.  If the supply of these products is interrupted in any way by any form of temporary or permanent business interruption to JSP, including but not limited to fire or other naturally-occurring, damaging event to their physical plant and/or equipment, condemnation of their facility, legislative or regulatory cease and desist declaration regarding their operations, and any interruption in their source of API for their products, our operating results could be materially adversely affected.  We do not have, at this time, a second source for these products.

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

Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for GRASE products.  Efforts have included granting market exclusivity to approved GRASE products and issuing notices to companies currently producing these products.  Lannett currently manufactures and markets several products that are considered GRASE products, including Morphine Sulfate.  The FDA is currently undertaking activities to force all companies who manufacture Morphine Sulfate to file applications and seek approval for this product or remove their product from the market.  As of July 24, 2010, Lannett has stopped manufacturing and distributing Morphine Sulfate Oral Solution and as of the date of this Form 10-K, the Company has approximately $2 million of Morphine Sulfate Oral Solution finished goods inventory.  Lannett has filed such an application and currently awaits FDA approval on the submission.  The Company expects approval on this application within the next seven months.   But, if the Company is rejected on its current application, or if the current application takes significantly longer than seven months to be approved, the Company is at risk of losing the $2 million of Morphine Sulfate Oral Solution inventory recorded on its books as of July 24, 2010, and approximately 5% to 8 % in future annual Net Sales.

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

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales, and/or criminal prosecution., Any of these or other regulatory actions could materially harm our operating results and financial condition.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Additionally, if the FDA were to undertake additional enforcement activities with any of Lannett’s GRASE products, their actions could result in, among other things, removal of some of our products from the market, seizure of products and total or partial suspension of sales.  Any of these regulatory actions could materially harm our operating results and financial condition.

Our manufacturing operations as well as our suppliers manufacturing are subject to licensing by the FDA and/or DEA.  If we or our suppliers were unable to maintain the proper agency licensing arrangements, our operating results would be materially negatively impacted.

All of our manufacturing operations as well as those of our suppliers rely on maintaining active licenses to produce and develop generic drugs.  Specifically, our Cody Labs operations rely on a DEA license to directly import and convert raw opium into several APIs or dosage forms.  This license is granted for a one year period and must be renewed successfully each year in order for us to maintain Cody’s current operations and allow the Company to continue to work towards becoming a fully integrated narcotics supplier.  If the Company were unable to successfully renew its FDA and/or DEA licenses, the financial results of Lannett would be negatively impacted.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of Arthur P. Bedrosian and our other key personnel.  If we lose the services of Mr. Bedrosian or our other key personnel, or if he or they are unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.  If the employment of any of our current key personnel is terminated, we cannot assure you that we will be able to attract and replace the employee with the same caliber of key personnel.  As such, we have entered into employment agreements with all of our senior executive officers to help prevent the loss of our key personnel.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing and our costs to manufacture or purchase products.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our product sales mix.  Our sales of certain products that we manufacture tend to create higher gross margins than do the products we purchase and resell.  As a result, our sales mix will significantly impact our gross profit from period to period.

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

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased.   We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. For example, the American Recovery and Reinstatement Act of 2009, also known as the stimulus package, includes $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. If the stimulus package is approved in its current form, this funding will be used, among other things, to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of products. Although Congress has indicated that this funding is intended for improvement in quality of health care, it remains unclear how the research will impact coverage, reimbursement or other third-party payor policies. Such measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

We may need to change our business practices to comply with changes to fraud and abuse laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the federal fraud and abuse law (sometimes referred to as the “Anti-Kickback Statute”) which apply to our sales and marketing practices and our relationships with physicians. At the federal level, the Anti-Kickback Statute prohibits any person or entity from knowingly and willfully soliciting, receiving, offering, or paying any remuneration, including a bribe, kickback, or rebate, directly or indirectly, in return for or to induce the referral of patients for items or services covered by federal health care programs, or the furnishing, recommending, or arranging for products or services covered by federal health care programs. Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, and waivers of payments. Several courts have interpreted the federal Anti-Kickback Statute’s intent requirement to mean that if even one purpose in an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated. The federal government has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure parties that they will not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement will be illegal or that prosecution under the federal Anti-Kickback Statute will be pursued, but such transactions or arrangements face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution. If our sales and marketing practices or our relationships with physicians (such as physicians serving on our Scientific Advisory Board) are considered by federal or state enforcement authorities to be knowingly and willfully soliciting, receiving, offering, or providing any remuneration in exchange for arranging for or recommending our products and services, and such activities do not fit within a safe harbor, then these arrangements could be challenged under the federal Anti-Kickback Statute. If our operations are found to be in violation of the federal Anti-Kickback Statute we may be subject to civil and criminal penalties including fines of up to $25,000 per violation, civil monetary penalties of up to $50,000 per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participating in the federal health care programs.  In addition, HIPAA and its implementing regulations created two new federal crimes: health care fraud and false statements relating to health care matters.  The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors.  A violation of this statue is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.  The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.  A violation of this statute is a felony and may result in fines and/or imprisonment.  A number of states also have anti-fraud and anti-kickback laws similar to the federal Anti-Kickback Statute that prohibit certain direct or indirect payments if such arrangements are designed to induce or encourage the referral of patients or the furnishing of goods or services. Some states’ anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other states’ anti-fraud and anti-kickback laws apply to all health care goods and services, regardless of whether the source of payment is governmental or private. Due to the breadth of these laws and the potential for changes in laws, regulations, or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could materially adversely affect our business.

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements as well as sales and marketing practices. For example, many government and third-party payors, including Medicare and Medicaid, reimburse doctors and others for the purchase of certain pharmaceutical products based on the product’s average wholesale price (“AWP”) reported by pharmaceutical companies. While Lannett has only used Suggested Wholesale Prices since 2000, the federal government, certain state agencies, and private payors are investigating and have begun to file court actions related to pharmaceutical companies’ reporting practices with respect to AWP, alleging that the practice of reporting prices for pharmaceutical products has resulted in a false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. In addition, some of these same payors are also alleging that companies are not reporting their “best price” to the states under the Medicaid program. We are not currently subject to any such investigations or actions and having not used AWP pricing since 2000 would not likely become subject to these investigations.

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

For the fiscal year ended June 30, 2010, our three largest customers accounted for 26%, 11% and 9%, respectively, of our net sales.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company has no long-term supply agreements with its customers that would require them to purchase our products.

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

Rising insurance costs, as well as the inability to obtain certain insurance coverage for risks faced by Lannett, could negatively impact profitability.

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

Additionally, certain insurance coverages may not be available to Lannett for risks faced by Lannett.  Sometimes the coverages obtained by Lannett for certain risks may not be adequate to fully reimburse the amount of damage that Lannett could possibly sustain.  Should either of these events occur, the lack of insurance to cover the entire cost to the Company would adversely affect our results of operations and financial condition.

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

ITEM 2.                DESCRIPTION OF PROPERTY

Lannett owns three facilities in Philadelphia, Pennsylvania.  Certain administrative functions, manufacturing and production facilities and our quality control laboratory are located in a 31,000 square foot facility at 9000 State Road in Philadelphia.  The second facility consists of 63,000 square feet, and is located within one mile of the State Road location at 9001 Torresdale Avenue in Philadelphia.  Our research laboratory and packaging functions are located in the second building, which may be used for additional manufacturing space in the future.

In June 2006, we leased a third building located several miles from our manufacturing facility in Philadelphia, consisting of 66,000 square feet on approximately 7.3 acres.  We purchased this building in October 2009 for approximately $3.8 million, plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs are expected to be financed through a series of loans with a bank and a Pennsylvania state run development agency. Construction was substantially complete by June 30, 2010.  The financing will be competed shortly.  This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

Cody, a wholly-owned subsidiary of Lannett, leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, Wyoming, which is 50% owned by Lannett and 50% by an officer of Cody Laboratories and his former spouse.

ITEM 3.                LEGAL PROCEEDINGS

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.

In June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp. and Ther-Rx Corp (collectively, “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. In March 2009, the Company and KV settled the litigation.  In light of the withdrawal of KV’s innovator prenatal product due to FDA enforcement actions, and the resulting anticipated decline in sales and declining market for written prescription, the Company decided it was pointless to continue the litigation and entered into the settlement arrangement with KV.  Pursuant to the settlement, the Company received a license from KV and became an authorized generic provider.  During the terms of the license, the Company is to pay KV a royalty on all future sales of its Prenatal vitamin product.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.  In May 2010, the Company filed an action for declaratory relief in the Delaware Superior Court against KV seeking a declaration that KV breached its obligations under a settlement agreement entered into with the

Company (the “Binding Agreement”).  In June 2010, KV filed a counterclaim to the complaint and asserted claims for breach of contract, declaratory judgment, negligent misrepresentation and fraud in connection with the Binding Agreement, alleging among other things that the Company has improperly withheld royalties from KV arising out of its sales of a pre-natal vitamin product.

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court granted the motion and dismissed the complaint but gave Albion leave to file an amended complaint.  In January 2009, Albion filed an amended complaint.   Lannett filed an answer to the complaint and counterclaim, asserting, among other things, that Albion tortuously interfered with Lannett’s contracts.  Subsequent to the filing of the answer and counterclaim, Lannett and Albion reached an agreement in principal to settle the case.  Under terms of the settlement, the parties would each dismiss their claims against each other and provide releases.  In July 2009, the settlement agreement was signed and the case was dismissed.

PART II

ITEM 5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 15, 2002, the Company’s common stock began trading on the American Stock Exchange (now the NYSE — AMEX). Prior to this, the Company’s common stock traded in the over-the-counter market through the use of the inter-dealer “pink-sheets” published by Pink Sheets LLC.  The following table sets forth certain information with respect to the high and low daily closing prices of the Company’s common stock during Fiscal 2010 and 2009, as quoted by the NYSE — AMEX.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2010

	High	Low

First quarter	$9.67	$6.70

Second quarter	$8.19	$4.95

Third quarter	$6.45	$4.17

Fourth quarter	$5.12	$4.23

Fiscal Year Ended June 30, 2009

	High	Low

First quarter	$4.20	$2.25

Second quarter	$5.00	$1.79

Third quarter	$5.86	$4.60

Fourth quarter	$7.52	$4.86

Holders

As of September 17, 2010, there were approximately 249 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2010 or Fiscal 2009. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures.  The Company does not expect to pay, nor should shareholders expect to receive, cash dividends in the foreseeable future.

Share Repurchase Program

The following table sets forth certain information with respect to the Company’s Share Repurchase Program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2010	8,799	$4.47	8,799	$4,348,587
May 1 to May 31, 2010	—	—	—
June 1 to June 30, 2010	—	—	—

	8,799		8,799

On January 27, 2005, the Company’s Board of Directors approved a stock repurchase program which was reauthorized by the Board of Directors on November 20, 2009.  Under the program, the Company is authorized to repurchase up to $5 million of its outstanding common stock.  As of June 30, 2010, the Company has repurchased 110,108 shares of its common stock under the program at an aggregate purchase price of $651,413.

ITEM 6.                SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2010, has been derived from our consolidated financial statements. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.  The comparability of information is affected by the items described below.

In Fiscal 2008, we increased our returns reserve by $10.5 million, reflecting our expectation that 100% of the shipments of Prenatal Multivitamin made in the fourth quarter of Fiscal 2008 would be returned.  Our expectation that all of the product would be returned was based on our inability to have the product specified as a brand equivalent, product complaints and information from our customers regarding their intentions to return the product.

In Fiscal 2007, the Company wrote-off of a portion of a note receivable due from Cody Labs, and subsequently acquired Cody Labs (a provider of API).  Approximately $7.8 million of notes were written-off prior to the Cody Labs acquisition, representing the excess of the note receivable over the fair value of assets received of approximately $4.4 million.

Lannett Company, Inc. and Subsidiaries

Financial Highlights

As of and for the Fiscal Year Ended June 30,	2010	2009	2008	2007	2006
Operating Highlights

Net Sales	$125,177,949	$119,002,215	$72,403,283	$82,577,591	$64,060,375
Gross Profit	$41,339,807	$45,244,469	$16,301,071	$21,424,987	$28,375,665
Operating Income/(Loss)	$13,030,019	$10,780,869	$(5,430,534)	$(5,964,409)	$8,453,918
Net Income/(Loss) — Lannett Company, Inc.	$7,821,067	$6,534,245	$(2,318,059)	$(6,929,008)	$4,968,922
Basic Earnings/(Loss) Per Share — Lannett Company, Inc.	$0.32	$0.27	$(0.10)	$(0.29)	$0.21
Diluted Earnings/(Loss) Per Share — Lannett Company, Inc.	$0.31	$0.27	$(0.10)	$(0.29)	$0.21

Balance Sheet Highlights

Total Assets	$139,963,797	$124,577,121	$113,679,264	$104,656,100	$105,992,064
Total Debt	$7,719,827	$8,138,768	$8,978,834	$9,679,965	$8,196,692
Long Term Debt, less Current Portion	$2,868,549	$7,703,382	$8,186,922	$8,987,846	$7,649,806
Total Stockholders’ Equity	$88,957,715	$77,647,623	$69,321,789	$70,183,175	$75,755,916

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-K contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in Fiscal 2011, and any Current Reports on Form 8-K filed by the Company.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for fiscal years 2010, 2009 and 2008.  Unless we have specific information to indicate otherwise, actual credits issued in a given year are assumed to be related to sales recorded in prior years based on the Company’s returns policy.

For the Year Ended June 30, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540

Actual credits issued related to sales recorded in prior fiscal years	(6,068,639)	(2,537,746)	(3,832,652)	—	(12,439,037)

Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	(401,203)	—	(401,203)

Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	48,539,403	16,353,467	4,528,118	1,226,614	70,647,601

Actual credits issued related to sales recorded in Fiscal 2010	(42,278,440)	(12,787,436)	—	(1,226,614)	(56,292,489)

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412

For the Year Ended June 30, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417

Actual credits issued related to sales recorded in prior fiscal years	(3,954,794)	(632,314)	(12,853,342)	—	(17,440,450)

Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—

Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	35,391,475	12,141,204	4,315,638	204,119	52,052,436

Actual credits issued related to sales recorded in Fiscal 2009	(29,396,286)	(9,603,458)	—	(204,119)	(39,203,863)

Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540

For the Year Ended June 30, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364

Actual credits issued related to sales recorded in prior fiscal years	(4,556,488)	(1,741,804)	(4,909,659)	—	(11,207,951)

Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	5,892,805	(50,000)	6,713,270

Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	26,126,995	7,999,232	12,546,130	473,423	47,145,780

Actual credits issued related to sales recorded in Fiscal 2008	(22,170,578)	(7,366,918)	—	(473,550)	(30,011,046)

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417

Reserve Activity 2010 vs. 2009

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,734,540 at June 30, 2009 to $15,249,412 at June 30, 2010. The increase in total reserves was due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers, and an increase in the return reserves due to an increase in overall sales.

During Fiscal 2010 approximately $424,000 of the original $10,545,000 return reserve recorded in the fourth quarter of Fiscal 2008 for the Prenatal Multivitamin product was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product during 2010.  In addition, the Company reversed approximately $387,000 to net sales in the fourth quarter of Fiscal 2010 as a result of new information that the Company had received regarding the amount of Multivitamin product that remained to be returned to the Company. This adjustment left a balance of approximately $17,000 of Multivitamin returns reserve on the consolidated balance sheet at June 30, 2010.

The following tables compare the year-end reserve balances in fiscal years 2010 and 2009 and the gross sales mix in Fiscal 2010 and Fiscal 2009.

	Fiscal Year Ended June 30,
	2010	%	2009	%
Chargeback reserve	$6,282,127	41%	$6,089,802	44%
Rebate reserve	3,566,031	23%	2,537,746	19%
Return reserve	5,401,254	36%	5,106,992	37%
Other reserve	—	0%	—	0%
	$15,249,412	100%	$13,734,540	100%

	Fiscal Year ended June 30,		Fiscal Fourth Quarter
	2010	2009	2010	2009
Chain drug stores	32%	37%	31%	33%
Mail Order	4%	4%	4%	3%
Wholesalers	64%	59%	65%	64%
	100%	100%	100%	100%

Reserve Activity 2009 vs. 2008

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $18,326,417 at June 30, 2008 to $13,734,540 at June 30, 2009.  The decrease in the reserve balance was primarily the result of our decision to record during the fourth quarter of Fiscal 2008 a $10,545,000 provision for the expected return of 100% of the shipments of Prenatal Multivitamin.  Our expectation that all of the product would be returned was based on our inability to have the product specified as a brand equivalent, product complaints and information from our customers regarding their intentions to return the product.  Substantially all of these products were returned in Fiscal 2009 leaving a balance of approximately $828,000 in the Multivitamin return reserve at June 30, 2009.  Partially offsetting this decrease was an increase primarily due to an increase in sales volume in Fiscal 2009.

The increase in chargeback and rebate reserves between June 30, 2008 and June 30, 2009 was primarily due to an increase in sales volume in 2009, as well as a change in our sales mix.  The following tables compare the year-end reserve balances in fiscal years 2009 and 2008 and the gross sales mix for the fourth quarters and full years in Fiscal 2009 and Fiscal 2008.

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

The following table shows the results of these calculations for the fiscal years ended June 30, 2010, 2009 and 2008:

Fiscal Year Ended June 30,	2010	2009	2008
Net DSO (in days)	77	55	65
Gross DSO (in days)	69	53	70

The level of net DSO at June 30, 2010 is slightly higher than the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.  The increase is due to a higher percentage of sales being shipped at the end of the quarter.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the June 30, 2010 and 2009 balance sheets are consolidated VIE assets of $1.9 million and $1.9 million, respectively, which is comprised mainly of land and a building.  VIE liabilities primarily consist of a mortgage on that property in the amount of $1.6 million and $1.7 million at June 30, 2010 and 2009, respectively.  This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

New Accounting Pronouncements -

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

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted this authoritative guidance effective July 1, 2009. As a result of the adoption, the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets.  Minority interest expense is now shown below net income under the heading “net income attributable to noncontrolling interest”.  Prior year financial statements have been reclassified to reflect the adoption of this guidance.  The adoption of this guidance did not have any other significant impact on our consolidated financial statements.

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

In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The authoritative guidance is effective for the annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and annual reporting periods thereafter. We do not expect the adoption of this authoritative guidance to have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not anticipate that this update will have a material impact on our consolidated financial statements.

Results of Operations — Fiscal 2010 compared to Fiscal 2009

Net sales increased 5% from $119,002,215 in Fiscal 2009 to $125,177,949 in Fiscal 2010. The following factors contributed to the $6,175,734 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Migraine Headache	(6)%	9%
Antibiotics	5%	(5)%
Prescription Vitamin	(47)%	(15)%
Pain Management	138%	44%
Epilepsy	(10)%	26%
Heart Failure	(19)%	(1)%
Thyroid Deficiency	9%	0%

Sales of drugs used for pain management increased by approximately $9,974,000 for Fiscal 2010 compared to Fiscal 2009.  This increase is due to an increased number of products offered as well as a market withdrawal by one of our major competitors.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $4,485,000 as a result of a continued shift away from branded drugs towards generic prescriptions.  Partially offsetting these increases was a decrease in sales of our prescription vitamins of approximately $6,929,000 due to a lack of selling activities by the branded drug company. The overall increase in sales was also affected by a decrease in sales of drugs for the treatment of congestive heart failure by approximately $5,425,000 in Fiscal 2010 compared to Fiscal 2009.  This decrease was due to a prior year product recall by several of our major competitors which increased our Fiscal 2009 revenues.  Additional sales can also be attributed to new drugs used for the treatment of gallstones totaling approximately $2,190,000.

The Company expects to continue increasing the number of products available for sale to its customers, which will require additional FDA approvals. The Company’s receipt of several approvals by the FDA to offer new products has resulted in more sales of new products in Fiscal 2010 compared to Fiscal 2009.The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category.

Customer Category	Fiscal 2010 Net Sales	Fiscal 2009 Net Sales

Wholesaler/Distributor	$58.2 million	$53.8 million

Retail Chain	$60.3 million	$59.0 million

Mail-Order Pharmacy	$6.7 million	$5.8 million

Private Label	$0.0 million	$0.4 million

Total	$125.2 million	$119.0 million

The sales to wholesaler/distributor and retail chain customer categories increased significantly as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.

Cost of sales increased 14% to $83,838,142 in Fiscal 2010 from $73,757,746 in Fiscal 2009.  The increase reflected the impact of the 5% increase in sales as well as additional royalties of approximately $455,180 primarily related to the sale of the prescription vitamins, our Amantadine product and the final payments under the Provell termination agreement.  Additionally, the increase in cost of sales is attributable to two months of idle capacity costs at our Cody Labs subsidiary being directly expensed to the income statement during the second quarter of fiscal 2010.  In March of 2009, the FDA issued a warning letter to nine companies including Lannett to remove Morphine Sulfate Oral Solution from the market until someone could submit an application and receive approval on such application.  In April 2009, due to shortages of this fairly necessary drug in the marketplace, the FDA reversed their position and allowed all seven companies to continue manufacturing and/or marketing Morphine Sulfate up until 180 days after someone received approval on a Morphine Sulfate application.  These actions by the FDA caused the DEA to withhold purchasing and manufacturing quota from some or all of these nine companies, including Lannett.  Although the Company had quota at the time and quota issues were resolved by December 2009, the Cody Labs facility was left idle for the months of October and November 2009 due to the lack of Morphine Sulfate quota.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for Fiscal 2010 and Fiscal 2009 were 33% and 38%, respectively. Gross profit percentage decreased due to the decline in sales of the prescription vitamin, the commencement of the related royalty and the Cody Labs idle capacity costs discussed above.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses increased 34% to $11,251,421 in Fiscal 2010 from $8,427,135 in Fiscal 2009.  The increase was primarily due to an increase in the number of drugs in development and preparation for submission to the FDA as well as increased costs for biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“S, G & A”) expenses decreased 33% to $17,375,320 in Fiscal 2010 from $26,059,104 in Fiscal 2009.  The decrease is primarily due to litigation expenses in Fiscal 2009 related to the patent challenge with KV Pharmaceuticals of approximately $6,537,000 which were not incurred in Fiscal 2010 as the litigation was settled in March 2009. In the third quarter of Fiscal 2009, the Company also incurred severance costs related to the departure of the Company’s former chief financial officer of approximately $452,000 which were not incurred in Fiscal 2010.  Most of the remaining decrease in S, G &A expense is due to the reallocation of personnel at Cody Labs during 2010 to production due to their transition during this fiscal year into a more fully functional manufacturing facility.  The costs incurred during fiscal 2009 of getting the Cody facility compliant with FDA cGMP requirements, as well as the personnel and related expenses incurred to set up laboratories and manufacturing space, and writing and establishing all policies and procedures were expensed to S, G &A. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense decreased to $275,870 in Fiscal 2010 from $321,751 in Fiscal 2009, due to lower levels of long term debt.  Interest income decreased to $62,328 in Fiscal 2010 from $209,188 in Fiscal 2009 due to lower interest earned on smaller investment securities balances.

The Company recorded income tax expense totaling $4,813,044 in Fiscal 2010 compared to $4,090,716 in Fiscal 2009.  The effective tax rate for Fiscal 2010 was 37.5% compared to 38.3% for Fiscal 2009.  The effective tax rate for Fiscal 2010 includes the impact of a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by approximately 5% for Fiscal 2010.  The increase in effective tax rate related to this change in Pennsylvania tax law was essentially offset by the impact of the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $421,000 and reduced its liability for unrecognized tax benefits by approximately $216,000.  In addition, the Company amended its Fiscal 2005 income tax return to claim additional federal income tax credits, which was accepted as timely filed by the IRS.  As a result, the Company reduced its income taxes payable by approximately $528,000 related to this amended income tax return.

At June 30, 2010, the Company has recognized a net deferred tax asset of $17,881,721.  The net deferred tax asset is net of a valuation allowance of $2,016,620 that is related to the Cody notes receivable impairment incurred in conjunction with the acquisition of Cody Labs.   The Company has provided for the valuation allowance related to the notes receivable impairment as this benefit will be realized only upon the disposition of Cody Labs.  As the Company has no current plans to dispose of its holdings in Cody, a full valuation allowance has been established.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

The Company reported net income attributable to Lannett of $7,821,067 for Fiscal 2010, or $0.32 basic and $0.31 diluted earnings per share, compared to net income attributable to Lannett of $6,534,245 for Fiscal 2009, or $0.27 basic and diluted earnings per share.

Results of Operations — Fiscal 2009 compared to Fiscal 2008

Net sales increased 64% from $72,403,283 in Fiscal 2008 to $119,002,215 in Fiscal 2009. The increase was partly due to sales of approximately $12,569,000 of our prescription vitamins during Fiscal 2009 which was the first year that the Company has offered this product.  In addition to the sales of the prescription vitamins, the following factors contributed to the $46,598,932 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Migraine Headache	(3)%	(4)%
Antibiotics	51%	(43)%
Epilepsy	2%	(53)%
Heart Failure	159%	36%
Thyroid	28%	(3)%

The increase in product sales can be attributed primarily to three products.  Sales of drugs for the treatment of congestive heart failure increased by approximately $18,847,000 for Fiscal 2009 compared to Fiscal 2008 due to a product recall by several of our major competitors. For Fiscal 2009, the Company had sales of approximately $12,569,000 of the prescription vitamins, which was the first year the Company offered this product.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $9,311,000.  The main reason for this increase was due to an increase in sales to one large existing retail chain customer along with the addition of several new customers at our existing prices.

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

Gross profit as a percent of net sales increased to 38% in Fiscal 2009 from 23% in Fiscal 2008, due to strong profit margins on the new prescription vitamin, increased margins for our congestive heart failure medication, and the overall fixed nature of some production costs versus the 64% increase in revenues.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not decline in future periods due to pricing pressure from competitors and costs of producing or purchasing new drugs.  Changes in the product mix may also occur which could affect gross profit as a percent of sales in future periods.

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

Interest expense decreased to $321,751 in Fiscal 2009 from $383,267 in Fiscal 2008, due to lower levels of long term debt.  Interest income increased to $209,188 in Fiscal 2009 from $170,040 in Fiscal 2008 due to interest income received on an income tax refund as well as interest earned on a higher level of investment securities.

The Company recorded income tax expense of $4,090,716 in Fiscal 2009 on a pretax income after noncontrolling interest of $10,624,961 as compared to an income tax benefit of $3,376,011 in Fiscal 2008 on a pretax loss after noncontrolling interest of $5,694,070.  The inclusion of nondeductible expenses, state income taxes, the effects of federal income tax credits, and a reduction in the valuation allowance for deferred tax assets were the principal reasons for the effective tax rate of 38.3% in fiscal year 2009.

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

The Company reported net income attributable to Lannett of $6,534,245 for Fiscal 2009, or $0.27 basic and diluted earnings per share, compared to a net loss attributable to Lannett of $2,318,059 for Fiscal 2008, or $0.10 basic and diluted loss per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2010, working capital was $40,104,705 as compared to $38,632,170 at June 30, 2009, an increase of $1,472,535.

Net cash provided by operating activities of $6,941,231 for the year ended June 30, 2010 reflected net income of $8,008,028 after adjusting for non-cash items of $6,787,846, as well as cash used by changes in operating assets and liabilities of $7,854,643.  Significant changes in operating assets and liabilities are comprised of:

•                  An increase in trade accounts receivable of approximately $8,802,000 primarily as a result of increased sales in Fiscal 2010 as well as the timing of those shipments resulting in a higher DSO at June 30, 2010. The change in the accounts receivable balance from June 30, 2009 to June 30, 2010 includes a non-cash decrease of approximately $424,000 related to the issuance of credits for the returns of the multivitamin product received by the Company through June 30, 2010.

•                  An increase in inventories of approximately $2,862,000 due to increased stocking levels at both Lannett and Cody Labs for certain products as of June 30, 2010 that are being carried in order to respond to the increased order volume we are currently experiencing.

•                  An increase in income taxes payable of approximately $769,000 primarily related to federal tax provisions in excess of estimated tax payments made in Fiscal 2010.

•                  An increase in prepaid expenses and other current assets of approximately $1,908,000 primarily related to the Company’s payment of $1,406,000 to the FDA that accompanied an initial application for approval of a currently marketed GRASE product. The Company is currently awaiting a response from the FDA as to whether part or all of the fee is refundable. The FDA normally has up to six months from date of submission in order to determine if any amounts are refundable. Accordingly the Company is recording this amount in Other Current Assets. If any part of the fee is not refundable, and the Company receives approval to market the related product, the Company expects to record the amount as an intangible asset and amortize it over the estimated product life. If this application is not approved, the Company has the right to re-file an application for this specific product with no additional fee due.

•                  An increase in accrued expenses of approximately $1,622,000 due to the timing of payments related to biostudies and royalties.

•                  An increase in rebates, chargebacks and returns payable of approximately $1,939,000 primarily due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers, and an increase in the return reserves due to an increase in overall sales, partially offset by the reversal of the multivitamin product return reserve of approximately $387,000.  This increase was partly offset by a non-cash decrease of approximately $424,000 related to the issuance of credits for the returns of the multivitamin product received by the Company through June 30, 2010.

•                  An increase in accrued payroll and payroll related costs of approximately $1,913,000 primarily related to accrual of the Fiscal 2010 incentive compensation costs partially offset by the payment in the first half of Fiscal 2010 of the Fiscal 2009 accrued incentive compensation costs totaling approximately $4,165,000.  Of this amount, approximately $759,000 was settled with the issuance of restricted stock and is therefore excluded from the consolidated statement of cash flows.

Net cash used in investing activities of approximately $10,979,000 for the year ended June 30, 2010 is mainly the result of purchases of property, plant and equipment of approximately $11,187,000, primarily related to acquired land and buildings to be used as the Company’s administrative offices and additional warehouse space, as well as the purchase of an intangible asset (product rights) for $500,000.  Partially offsetting these amounts are proceeds from the sale of property, plant and equipment totaling approximately $368,000 and proceeds from the sale of investment securities totaling approximately $340,000.

Net cash provided by financing activities of approximately $67,000 for Fiscal 2010 was primarily due to proceeds from the issuance of stock of approximately $756,000 partially offset by the purchase of shares of treasury stock totaling approximately $162,000.  The Company also made scheduled debt repayments of approximately $419,000 and a distribution to noncontrolling interests totaling approximately $169,000.

The Company has entered into agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s operations.  These borrowing arrangements as of June 30, 2010 are as follows:

The Company has a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.00% at June 30, 2010 and 2009, respectively). As of June 30, 2010 and 2009, the Company had $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of June 30, 2010, the Company was in compliance with all financial covenants under the agreement.

The existing line of credit, which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.   As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wells Fargo, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

The Company borrowed $4,500,000 from the Philadelphia Industrial Development Corporation (“PIDC”). The Company pays a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance is due and payable on January 1, 2011.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $933,820 outstanding as of June 30, 2010 with $77,091 currently due.

The Company borrowed $500,000 from the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of June 30, 2010, $88,141 is outstanding.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2010 was 0.52%.  At June 30, 2010, the Company has $555,000 outstanding on the Authority loan, of which $130,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia to secure payment of the Authority Loan and a portion of the related accrued interest.  At June 30, 2010, no portion of the letter of credit has been utilized.

The Company entered into agreements (the “2003 Loan Financing”) with Wells Fargo to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remained outstanding at June 30, 2009 was the Equipment Loan, which had an outstanding balance of $80,130 at June 30, 2009. This loan was fully repaid as of June 30, 2010.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has pledged substantially all of its assets to collateralize the amounts due.

As a result of the acquisition of Cody, the Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See note 12 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782, at a fixed rate of 7.5%, to be made through June 2026.  As of June 30, 2010, $1,642,866 is outstanding under the mortgage loan, of which $56,046 is classified as currently due. The mortgage is collateralized by the land and building.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. As of June 30, 2010, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at June 30, 2010, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

The following table represents annual contractual obligations as of June 30, 2010:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years

Long-Term Debt	$7,719,827	$4,851,278	$554,977	$471,652	$1,841,920
Operating Leases	111,176	50,100	61,076	—	—
Purchase Obligations	63,930,000	22,572,500	41,357,500	—	—
Interest on Obligations	1,435,553	259,213	278,996	244,012	653,332
Total	$73,196,556	$27,733,091	$42,252,549	$715,664	$2,495,252

Purchase obligations primarily relate to the JSP Distribution Agreement.  See note 17 to our Consolidated Financial Statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

Prospects for the Future

Generic pharmaceutical manufacturers and distributors are constantly faced by pricing pressure in the marketplace as competitors attempt to lure business from distributors, wholesalers and chain retailers by offering lower prices than the incumbent supplier.  Lannett tries to differentiate itself in the marketplace by complementing its lower cost offerings with higher levels of customer service and quality of the products.  But as Lannett enters Fiscal Year 2011, there in an increasing number of competitors on our key products that are attempting to supplant Lannett as the preferred vendor.  Lannett will continue to evaluate each event as it arises, but any reductions in either volumes or pricing will have a negative impact on the gross profit margins of the Company.

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

The products under development are at various stages in the development cycle—formulation, scale-up, and/or clinical testing.  Depending on the complexity of the active ingredient’s chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies and can range from $100,000 to $1.7 million.  Some of Lannett’s developmental products will require bioequivalence studies, while others will not—depending on the FDA’s Orange Book classification.  Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

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

Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area. The sale of pain management products approximated 12% of Net Sales for the third quarter of FY 2010 and 11% of Net Sales for the full year Fiscal 2010.  Additionally, the API and dosage form production of these products were performed at our Cody Labs operations and, due to the increased volumes of sales on these products, allowed Cody to be profitable during the Company’s third and fourth quarters of 2010.

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

The Company has entered supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG and Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed) of Israel and the GC Group, as well as certain domestic companies, including Jerome Stevens, Banner Pharmacaps, Cerovene, Summit Bioscience LLC and Inverness.  The Company is currently in negotiations on similar agreements with other international companies, through which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting as of June 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of June 30, 2010, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Registered Public Accounting Firm Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.                                        DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

William Farber	78	Chairman of the Board

Ronald A. West	76	Vice Chairman of the Board, Director

Arthur P. Bedrosian	64	Director

Jeffrey Farber	49	Director

Kenneth Sinclair Ph.D.	63	Director

Albert I. Wertheimer, Ph.D.	67	Director

Myron Winkelman	72	Director

Officers:

Arthur P. Bedrosian	64	President and Chief Executive Officer

Keith R. Ruck	49	Vice President of Finance and Chief Financial Officer

Stephen J. Kovary	53	Vice President of Operations

William F. Schreck	61	Senior Vice President and General Manager

Kevin R. Smith	50	Vice President of Sales and Marketing

Ernest J. Sabo	62	Vice President of Regulatory Affairs and Chief Compliance Officer

William Farber was elected as Chairman of the Board of Directors in August 1991.  From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical Company.  From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation.  From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation.  Mr. Farber was previously a registered pharmacist in the State of Michigan for more than 40 years until his retirement from active employment in the pharmaceutical industry.

The Nominating and Governance Committee concluded that Mr. Farber is qualified and should continue to serve, due, in part, to his long and very successful career in generic drug distribution, having built and managed one of the Country’s leading generic distribution companies. His skills include cost controls and material handling.

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

The Nominating and Governance Committee concluded that Mr. West is qualified and should continue to serve, due, in part, because of his long and successful career in the manufacturing sector, both as a senior executive and as a financial manager. In addition to his financial analytic skills, he is a natural leader with solid experience in corporate governance.

Jeffrey Farber was elected a Director of the Company in May 2006.  Jeffrey Farber joined the Company in August 2003 as Secretary. For the past 14 years, Mr. Farber has been President and the owner of Auburn Pharmaceutical (“Auburn”), a national generic pharmaceutical distributor. Prior to starting Auburn, Mr. Farber served in various positions at Major Pharmaceutical (“Major”), where he was employed for over 15 years. At Major, Mr. Farber was involved in sales, purchasing and eventually served as President of the mid-west division. Mr. Farber also spent time working at Major’s manufacturing division — Vitarine Pharmaceuticals — where he served on its Board of Directors.  Mr. Farber graduated from Western Michigan University with a Bachelors of Science Degree in Business Administration and participated in the Pharmacy Management Graduate Program at Long Island University. Mr. Farber is the son of William Farber, the Chairman of the Board of Directors and the principal shareholder of the Company.

The Nominating and Governance Committee concluded that Mr. Farber is qualified and should continue to serve, due, in part, to his significant experience in the generic drug industry and his ongoing role as the owner of a highly regarded and successful generic drug distributor. His skills include a thorough knowledge of the generic drug marketplace and drug supply chain management.

Kenneth Sinclair, Ph.D., was elected a Director of the Company in September 2005. Dr. Sinclair is currently Professor of Accounting and Senior Advisor to the College of Business and Economics Dean at Lehigh University, where he began his academic career in 1972. Dr. Sinclair had served as Chair of Lehigh’s Accounting Department from 1988 to 1994 and 1998 to 2007.  He has taught a variety of accounting courses, including financial and managerial accounting at both the undergraduate and graduate level.  He has been recognized for his teaching innovation, held leadership positions with professional accounting organizations and served on numerous academic and advisory committees. He has received a number of awards and honors for teaching and service, and has researched and written on a myriad of subjects related to accounting. He has also been heavily involved with strategic planning at both the College and Department level at Lehigh.  Dr. Sinclair earned a Bachelor of Business Administration degree in Accounting, a Master of Science degree in Accounting and a Doctorate Degree in Business Administration with a concentration in Accounting from the University of Massachusetts.

The Nominating and Governance Committee concluded that Dr. Sinclair is qualified and should continue to serve, due, in part to his long and distinguished career as an Accounting Academic and his deep understanding of accounting and financial reporting.  His skills also include organizational planning and interpersonal relations.

Albert I. Wertheimer, Ph.D., was elected a Director of the Company in September 2004.  Dr. Wertheimer has a long and distinguished career in various aspects of pharmacy, health care, education and pharmaceutical research.  Since 2000, Dr. Wertheimer has been a professor at the School of Pharmacy at Temple University, and director of its Center for Pharmaceutical Health Services Research.  From 1997 to 2000, Dr. Wertheimer was Director of Outcomes Research and Management at Merck & Co., Inc.  In addition to his academic responsibilities, he is the author of 28 books and more than 380 journal articles.  Dr. Wertheimer also provides consulting services to institutions in the pharmaceutical industry.  Dr. Wertheimer’s academic experience includes professorships and other faculty and administrative positions at several educational institutions, including the Medical College of Virginia, St. Joseph’s University, Philadelphia College of Pharmacy and Science and the University of Minnesota.  Dr. Wertheimer’s previous professional experience includes pharmacy services in commercial and non-profit environments.  Professor Wertheimer is a licensed pharmacist in five states, and is a member of several health associations, including the American Pharmacists Association and the American Public Health Association.  Dr. Wertheimer is the editor of the Journal of Pharmaceutical Health Services Research; and he has been on the editorial board of the Journal of Managed Pharmaceutical Care, Medical Care, and other healthcare journals.  Dr. Wertheimer has a Bachelor of Science Degree in Pharmacy from the University of Buffalo, a Master of Business Administration from the State University of New York at Buffalo, a Doctorate from Purdue University and a Post Doctoral Fellowship from the University of London, St. Thomas’ Medical School.

The Nominating and Governance Committee concluded that Dr. Wertheimer is qualified and should continue to serve, due, in part to his deep understanding of all aspects of pharmacy practice, including retail and manufacturing.  His skills include business planning and a sound knowledge of drug regulation and distribution.

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

The Nominating and Governance Committee concluded that Mr. Winkelman is qualified and should continue to serve, due, in part to his experiences with and knowledge of Pharmacy Benefit Administration and Mail Order Pharmacy.  His skills include a deep understanding of government pharmacy benefits and the drug supply chain.

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

The Nominating and Governance Committee concluded that Mr. Bedrosian is qualified to serve as a director, in part, because his experience as our President and Chief Executive Officer has been instrumental in the company’s growth and provides the board with a compelling understanding of our operations, challenges and opportunities. In addition, his 42-year background in the generic pharmaceutical industry that encompasses a broad background and knowledge in the underlying scientific, sales, marketing and supply chain management brings special expertise to the board in developing our business strategies. His recent qualification to FINRA’s list of arbitrators recognizes his expertise and experience.

Keith R. Ruck joined the Company in September 2008 as Corporate Controller.  On March 23, 2009, the Company named Mr. Ruck Interim Chief Financial Officer.  Effective October 13, 2009, Mr. Ruck was appointed and assumed the duties as the Company’s Vice President of Finance and Chief Financial Officer.  Mr. Ruck, a Certified Public Accountant (CPA), has more than 27 years of public company financial management experience. Prior to joining Lannett, he served as Corporate Controller of Optium Corporation from April 2007 to September 2008.  From 2000 to 2007, he was Vice President - Finance of MAAX KSD Corporation and from 1998 to 2000, he served as Vice President of Finance and Chief Financial Officer of Total Containment, Inc. Mr. Ruck earned a Bachelor of Science degree in business administration and a Master of Finance degree from LaSalle University.

Stephen J. Kovary R. Ph. joined the Company in September 2009 as Vice President of Operations.  Prior to joining Lannett, Mr. Kovary was the Vice President, Plant Manager for PF Laboratories, a division of Purdue Pharma, LP, since 2003.  Formerly, Mr. Kovary held senior level management positions at Pliva, Inc, Abbott Laboratories, Knoll Pharmaceuticals and Parke-Davis.  Mr. Kovary holds a Bachelor of Science in Pharmacy from the Rutgers University Ernest Mario School of Pharmacy and a Masters in Business Administration in Management from Fairleigh Dickenson University.  Mr. Kovary is a member of the American and New Jersey Pharmaceutical Associations, the International Society of Pharmaceutical Engineers and the Parenteral Drug Association.  Mr. Kovary is a registered pharmacist in the State of New Jersey and a member of the Alumni Association of the Rutgers University Ernest Mario School of Pharmacy.

Ernest J. Sabo joined Lannett in March 2005 as Director of Quality Assurance. In May 2008, Mr. Sabo was promoted to Vice President of Regulatory Affairs and Chief Compliance Officer. Prior to this, he served at Wyeth Pharmaceuticals as Manager of QA Compliance from 2001 to 2003 and as Associate Director of QA Compliance from 2003 to 2005. Mr. Sabo held former positions as Director of Validation, Quality Assurance, Quality Control and R&D at Delavau/Accucorp, Inc. from 1993 thru 2001. He has over 30 years experience in the pharmaceutical industry, his background spans from Quality Assurance, Quality Control, Cleaning/Process Validation and Manufacturing turn-key operations. Mr. Sabo holds a Bachelor of Arts in Biology from Trenton State College (now known as The College of New Jersey).

William F. Schreck joined the Company in January 2003 as Materials Manager.  In May 2004, he was promoted to Vice President of Logistics. In August 2009, Mr. Schreck has been promoted to Senior Vice President and General Manager.   Prior to this, from 1999 to 2001, he served as Vice President of Operations at Nature’s Products, Inc., an international nutritional and over-the-counter drug product manufacturing and distribution company; from 2001 to 2002 he served as an independent consultant for various companies.  Mr. Schreck’s prior experience also includes executive management positions at Ivax Pharmaceuticals, Inc., a division of Ivax Corporation, Zenith-Goldline Laboratories and Rugby-Darby Group Companies, Inc.  Mr. Schreck has a Bachelor of Arts Degree from Hofstra University.

Kevin R. Smith joined the Company in January 2002 as Vice President of Sales and Marketing.  Prior to this, from 2000 to 2001, he served as Director of National Accounts for Bi-Coastal Pharmaceutical, Inc., a pharmaceutical sales representation company.  Prior to this, from 1999 to 2000, he served as National Accounts Manager for Mova Laboratories Inc., a pharmaceutical manufacturer.  Prior to this, from 1991 to 1999, Mr. Smith served as National Sales Manager at Sidmak Laboratories, a pharmaceutical manufacturer.  Mr. Smith has extensive experience in the generic sales market, and brings to the Company a vast network of customers, including retail chain pharmacies, wholesale distributors, mail-order wholesalers and generic distributors.  Mr. Smith has a Bachelor of Science Degree in Business Administration from Gettysburg College.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2010, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners  under Section 16(a) of the Exchange Act were complied with, except for certain Form 4s that were filed late related to certain stock option and restricted share grants made to the officers of Lannett in the current and prior years, and except for certain Form 4s related to Mr. William Farber’s gifting of approximately 528,000 shares in October 2009 to a family trust whose beneficiaries are his grandchildren that were filed late.

Code of Ethics and Financial Expert

The Company has adopted the Code of Professional Conduct (the “code of ethics”), a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and Corporate Controller, and other finance organization employees.  The code of ethics is publicly available on our website at www.lannett.com.  If the Company makes any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

The Board of Directors has determined that Mr. Sinclair, current director of Lannett as well as current Professor of Accounting and Senior Advisor to the College of Business and Economics Dean at Lehigh University, where he began his academic career in 1972, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission.

ITEM 11.             EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to or earned by the named executive officers of the Company for Fiscal 2010, Fiscal 2009 and Fiscal 2008.

					Non-equity
Name and Principal	Fiscal		Stock	Options	incentive plan	All Other
Position	Year	Salary	Awards	Awards	compensation	Compensation	Total
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)

Arthur P. Bedrosian	2010	$407,410	$359,384	$297,390	$269,750	$22,367	$1,356,301
President and Chief Executive Officer	2009	367,202	—	42,381	244,365	43,796	697,744
	2008	324,825	122,234	158,303	—	22,099	627,461

Keith R. Ruck (1)	2010	189,293	89,550	243,090	123,500	11,257	656,690
Vice President of Finance and Chief Financial Officer	2009	128,854	—	22,163	60,617	1,234	212,868
	2008	—	—	—	—	—	—

Stephen J. Kovary (2)	2010	156,923	—	97,248	105,069	22,548	381,788
Vice President of Operations	2009	—	—	—	—	—	—
	2008	—	—	—	—	—	—

William Schreck	2010	196,681	177,791	302,729	130,000	28,159	835,360
Senior Vice President and General	2009	180,722	—	22,603	118,947	18,341	340,613
Manager	2008	170,670	68,022	105,535	—	18,044	362,271

Kevin Smith	2010	206,564	179,455	198,260	135,019	21,985	741,283
Vice President of Sales and Marketing	2009	200,180	—	22,603	130,825	21,502	375,110
	2008	192,005	61,490	105,535	—	21,495	380,525

(1)  Mr. Ruck was hired on September 8, 2008 as Corporate Controller.  Mr. Ruck assumed the title of Interim Chief Financial Officer on March 23, 2009. Effective October 13, 2009, Mr. Ruck was appointed and assumed the duties as the Company’s Vice President of Finance and Chief Financial Officer.

(2)  Mr. Kovary was hired on September 8, 2009 as Vice President of Operations.

(i)                                    Supplemental All Other Compensation Table

The following table summarizes the components of column (i) of the Summary Compensation Table:

		Company
		Match		Pay in
Name and Principal	Fiscal	Contributions	Auto	Lieu of	Housing	Excess Life	Sign On
Position	Year	401(k) Plan	Allowance	Vacation	Allowance	Insurances	Bonus	Total

Arthur P. Bedrosian	2010	$8,219	$13,500	$—	$—	$648	$—	$22,367
President and Chief Executive Officer	2009	8,823	13,500	20,993	—	480	—	43,796
	2008	8,195	13,500	—	—	404	—	22,099

Keith R. Ruck	2010	2,499	8,668	—	—	90	—	11,257
Vice President of Finance and Chief Financial Officer	2009	1,182	—	—	—	52	—	1,234
	2008	—	—	—	—	—	—	—

Stephen J. Kovary	2010	4,000	8,474	—	—	74	10,000	22,548
Vice President of Operations	2009	—	—	—	—	—	—	—
	2008	—	—	—	—	—	—	—

William Schreck	2010	7,918	10,800	9,030	—	411	—	28,159
Senior Vice President and	2009	7,114	10,800	—	—	427	—	18,341
General Manager	2008	6,872	10,800	—	—	372	—	18,044

Kevin Smith	2010	8,371	13,500	—	—	114	—	21,985
Vice President of Sales and	2009	7,905	13,500	—	—	97	—	21,502
Marketing	2008	7,889	13,500	—	—	106	—	21,495

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Values

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stocks or Units (#)	Underlying Options (#)	Awards ($/sh)	Options Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(i)

Arthur P. Bedrosian	10/29/2009								75,000	$6.94	$297,390
President and Chief Executive Officer	10/29/2009							30,000			$208,200
	11/10/2009							23,259			$151,184

Keith R. Ruck	10/13/2009								40,000	$7.98	$183,612
Vice President of Finance and Chief Financial Officer	10/29/2009								15,000	$6.94	$59,478
	10/29/2009							10,000			$69,400
	11/10/2009							3,100			$20,150

Stephen J. Kovary	9/14/2009								20,000	$8.48	$97,248
Vice President of Operations

William Schreck	10/27/2009								15,000	$7.53	$64,817
Senior Vice President and General Manager	10/29/2009								60,000	$6.94	$237,912
	10/29/2009							15,000			$104,100
	11/10/2009							11,337			$73,691

Kevin Smith	10/29/2009								50,000	$6.94	$198,260
Vice President of Sales and Marketing	10/29/2009							15,000			$104,100
	11/10/2009							11,593			$75,355

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2010

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexericised Options (#) Exercisable	Number of Securities Underlying Unexericised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexericised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Arthur P. Bedrosian	18,000	—	—	$4.63	7/23/2012
President and Chief Executive Officer	96,900	—	—	$7.97	10/28/2012
	33,000	—	—	$17.36	10/24/2013
	30,000	—	—	$16.04	5/11/2014
	25,000	—	—	$8.00	1/18/2016
	30,000	—	—	$6.89	11/28/2016
	50,000	25,000	—	$4.03	9/18/2017
	10,000	20,000	—	$2.80	9/18/2018
	—	75,000	—	$6.94	10/29/2019
						35,534	$162,390

Keith R. Ruck	5,000	10,000	—	$2.79	10/17/2018
Vice President of Finance and Chief Financial Officer	—	40,000	—	$7.98	10/13/2019
	—	15,000	—	$6.94	10/29/2019
						10,000	$45,700

Stephen J. Kovary	—	20,000	—	$8.48	9/14/2019
Vice President of Operations

William Schreck	17,745	—	—	$11.27	2/18/2013
Senior Vice President and General Manager	12,000	—	—	$5.18	10/25/2015
	15,000	—	—	$6.89	11/28/2016
	33,333	16,667	—	$4.03	9/17/2017
	5,333	10,667	—	$2.80	9/18/2018
	—	15,000	—	$7.53	10/27/2019
	—	60,000	—	$6.94	10/29/2019
						18,100	$82,717

Kevin Smith	38,760	—	—	$7.97	10/28/2012
Vice President of Sales and Marketing	13,000	—	—	$17.36	10/24/2013
	20,000	—	—	$16.04	5/11/2014
	12,000	—	—	$5.18	10/25/2015
	15,000	—	—	$6.89	11/28/2016
	33,333	16,667	—	$4.03	9/18/2017
	5,333	10,667	—	$2.80	9/18/2018
	—	50,000	—	$6.94	10/29/2019
						18,100	$82,717

The options above were granted ten years prior to the option expiration date and vest over three years from that grant date.

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

During the third quarter of Fiscal Year 2009, the Company’s former Vice President of Finance, Treasurer, Secretary and Chief Financial Officer resigned.  As part of his separation agreement, the Company was obligated to pay to him approximately $670,000 to settle any outstanding obligations from his employment agreement, including any salary, bonus, vacation, stock options and medical benefits.  Of this amount, $300,440 was paid in Fiscal 2009 with $165,000 designated for the payment of pro rated bonus, and $11,440 was designated for the payment of accrued but unused paid time off.  As part of the settlement, $124,000 was designated as the portion of the settlement related to the repurchase of his outstanding stock options. The Company therefore charged this amount to Additional Paid in Capital, as it represents the fair value of the options repurchased on the repurchase date.  Additional payments totaling $369,000 for severance and benefits will be paid in Fiscal 2011 pursuant to the separation agreement.

Compensation of Directors

DIRECTOR COMPENSATION

	Fees Earned	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

William Farber	$46,000	$48,375	$—	$—	$—	$—	$94,375

Ronald A. West	70,500	48,375	—	—	—	—	118,875

Jeffrey Farber	49,000	48,375	—	—	—	—	97,375

Kenneth Sinclair	66,000	48,375	—	—	—	—	114,375

Albert Wertheimer	70,500	48,375	—	—	—	—	118,875

Myron Winkelman	64,000	48,375	—	—	—	—	112,375

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

Important to our compensation program are the decisions of, and guidance from, the Compensation Committee of our Board of Directors. The Compensation Committee (which we refer to, for purposes of this analysis, as “the Committee”) is composed entirely of directors who are independent of Lannett under the independence standards established by the NYSE-AMEX Exchange, the securities exchange where our common stock is traded. The Committee operates pursuant to a written charter adopted by the Board. If you would like to review the Committee’s charter, it is available to any stockholder who requests a copy from our Chief Financial Officer, at 13200 Townsend Road, Philadelphia, Pennsylvania 19154.

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

The Committee consults as needed with an outside compensation consulting firm retained by the Committee. As it makes decisions about executive compensation, the Committee obtains data from its consultant regarding current compensation practices and trends among United States companies in general and pharmaceutical companies in particular, and reviews this information with its consultant. In addition, the Chairman of the Committee is in contact with management outside of Committee meetings regarding matters being considered or expected to be considered by the Committee.  The Committee annually reviews recommendations from their outside consultant, and makes recommendations to the Board about the compensation of non-employee directors.  During fiscal years 2008 and 2009, Lannett used Mercer Consulting Inc. as its consultant.  During fiscal year 2010, Lannett used Compensation Resources Inc. as its consultant.

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

The individuals who served as Chief Executive Officer and Chief Financial Officer during Fiscal 2010, as well as the other individuals included in the Summary Compensation Table on page 48, are referred to as the “named executive officers.”

Risk Assessment

The criteria used for the bonus program of operating performance, research and development inclusive of ANDA/NDA submissions, acceptances of ANDA/NDAs, launches of approved ANDA/NDAs, individual performance goals, along with the weighting of each element, were assembled by the Company for our industry and were found to be reasonable for the nature of our business. The Compensation Committee reviews this criteria and a gives final approval to the senior management.  It is then presented to the Board of Directors for final approval.

Operating performance ties in directly with shareholder value. There is no bonus opportunity for management if they do not create value, so management interests and shareholder value are aligned. The risk of diluting the Company’s operating cash positions through the awarding of excessive bonus awards is controlled by the imposition of a bonus cash award limit equal to 20% of adjusted operating income as calculated from its fiscal year-end financial statements.

The R&D component of the criteria looks to the sustainability and growth of the organization. While it could be argued that there is risk associated with the choice of which products to submit for approval, there is no indication that those risks would be outside what would be considered normal and reasonable in the course of doing business. The ultimate goal is to be able to sell a product that positively impacts operating performance, which cannot occur unless the process of submission, approval, and launch is followed. If submissions do not make it to the approval stage, and if the approved products are not successfully launched, they cannot positively affect operating performance. Since there is a minimum operating performance (operating profit) level that must be attained before any payments are made through the bonus plan, there is a check and balance to prevent what could be viewed as a portfolio of “risky” submittals. The impact on operating performance is created over a period of time based on the total sales, so there needs to be sustainability with any new launch.

The achievement of individual goals as part of the bonus is subject to review and approval by senior management with the CEO being the final review and approval. This multi-level process reduces the risk of having goals that are not linked to the overall objectives of the Company and its success. The awarding of a CEO discretionary portion, currently at 5% of the total of the bonus, also requires the same oversight. The total impact on bonus payout of these parts of the bonus program is significantly less than the operating performance and R&D parts. Again, there is no bonus payout unless the operating performance (operating profit) minimum goals are attained.

We believe our bonus program, along with the other elements of our executive compensation program, provides appropriate rewards and incentives to our executives to achieve our financial, business, and strategic goals. We also believe the structure and oversight of these programs provides a setting that does not encourage them to take excessive risks in their business decisions.

Our Fiscal 2010 Compensation Program

In Fiscal 2010, the Committee’s approach to compensation was intended to focus our executives on accomplishing our short and longer-term objectives, and it had as its ultimate objective sustained growth in stockholder value. This approach was intended to compensate executives at levels at or near the median levels of compensation offered by other pharmaceutical companies similar in size to Lannett and with whom we compete.

In making decisions about the elements of Fiscal 2010 compensation, the Committee not only considered available market information about each element but also considered aggregate compensation for each executive. Base salary provided core compensation to executives, but it was accompanied by:

•      the potential for incentive-based cash compensation based upon our attainment of Fiscal 2010 operating income, other targeted corporate goals and individual or departmental objectives,

•      various forms of equity compensation, including some grants based upon Fiscal 2010 sales growth results and upon our return on invested capital results,

•      various benefits and perquisites, and

•      the potential for post-termination compensation under certain circumstances.

Summary of Fiscal 2010 Compensation Elements

The table below provides detailed information regarding each element of the Fiscal 2010 compensation program.

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

Short-Term Incentives

Annual Incentive Bonus Plan (AIBP) The AIBP program rewards with cash awards for annual achievement of overall corporate objectives, and specific individual or departmental operational objectives.  In Fiscal 2010, objectives for the Officers were tied to Lannett’s achievement of operating income targets, other targeted corporate goals and individual objectives.

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

401(k) Plan

Executives may participate in Lannett’s 401(k) retirement savings plan, which is available to all employees. Lannett matches contributions to the Plan, at a rate of $.50 on the dollar up to 8% of base salary.

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

Market Data and Our Peer Group

In determining 2009 and 2010 compensation for the named executive officers, the Committee relied on market data provided by its consultants. This information was principally related to two groups of peer companies similar in size to Lannett with revenues one-half (1/2) to double (2x) that of Lannett. Companies were also added that were deemed business peers. One peer group (Peer Group A) consists of twenty-nine (29) pharmaceutical companies on a national scale. The other peer group (Peer Group B) consists of twelve (12) pharmaceutical companies in the Philadelphia and Northeast Region. Information on these companies was derived from two sources: (1) the consultant and broader market survey data analysis, and (2) publicly-available information appearing in the proxy statements of these companies. The members of the Peer Groups were:

Peer Group A	Peer Group B

Akorn Inc.	Auxilium Pharma Inc
Balchem Corp.	BMP Sunstone Corp
Barr Pharmaceuticals Inc	Cambrex Corp
Bentley Pharmaceuticals	Emergent Biosolutions Inc.
Biomarin Pharmaceuticals Inc.	Enzon Pharmaceuticals Inc.
Bradley Pharmaceuticals Inc.	Hi Tech Pharmacal Co. Inc.
Caraco Pharmaceutical Labs	Interpharm Holdings Inc.
Chattem Inc	NPS Pharmaceuticals Inc.
Cubist Pharmaceuticals Inc.	Orasure Technologies Inc.
Impax Laboratories Inc.	Osi Pharmaceuticals Inc.
Indevus Pharmaceuticals Inc.	Par Pharmaceutical Cos. Inc.
Inspire Pharmaceuticals Inc.	Sucampo Pharmaceuticals Inc.
Intermune Inc.
Ista Pharmaceuticals Inc.
Kensey Nash Corp.
Mattrix Initiatives Inc.
Medicines Co.
Nektar Therapeutics
Neogen Corp.
Noven Pharmaceuticals Inc.
Obagi Medical
Pain Therapeutics Inc.
Pozen Inc.
Questcor Pharmaceuticals Inc.
Salix Pharmaceuticals Ltd.
Santarus Inc.
Valeant Pharmaceuticals Intl.
Vertex Pharmaceuticals Inc.
Vivus Inc.

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

Base salary increases were granted to Mr. Bedrosian for $34,490 effective on August 31, 2009, Mr. Smith for $6,050 effective on August 31, 2009, and Mr. Schreck for $17,289 effective on August 31, 2009, based on their performance.  Mr. Ruck was promoted to Vice President of Finance and Chief Financial Officer from Corporate Controller effective on October 13, 2009 and received a salary increase of $40,000 in connection with such promotion.  Mr. Kovary was hired on September 8, 2009 as Vice President of Operations and therefore did not receive a salary increase.

Fiscal 2010 Annual Incentive Bonus Plan

Design

In November 2006, the Committee approved the 2007 Annual Incentive Bonus Plan (or “AIBP”) program. This program allowed executive officers the opportunity to earn cash awards upon the accomplishment of the Fiscal 2010 operating income goal, other targeted corporate goals and a number of individual objectives. The relative weighting of these objectives for each executive was fifty percent (50%) for operating income, twenty-five percent (25%) for other targeted corporate goals, twenty percent (20%) for individual objectives and five percent (5%) based on CEO and Committee discretion.  For the CEO, the five percent (5%) discretionary portion will be determined by the Committee.

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

Performance Level	Arthur Bedrosian	Keith Ruck	Stephen Kovary	William Schreck	Kevin Smith
Superior Level	120-150%	120-150%	120-150%	120-150%	120-150%
Goal Level	100-120%	100-120%	100-120%	100-120%	100-120%
Threshold Level	50-100%	50-100%	50-100%	50-100%	50-100%

The Committee also determined that, if results for any objectives were between the minimum and maximum of the ranges, the Committee would determine appropriate payout percentage.

As discussed above, each named executive officer’s objectives for Fiscal 2010 included Company operating income targets and other targeted corporate goals. The Committee reviewed and approved these targets following discussions with management, a review of our historical results, consideration of the various circumstances facing the Company during Fiscal 2010 and taking into account the expectations of our annual plan. The Fiscal 2010 operating income and other corporate goals AIBP targets approved by the Committee are detailed in the table below.

Objective	Superior		Goal		Target
Operating Profit*	$17.5	M	$13.5	M	$9.45	M
R&D Submissions	10		8		6
R&D Acceptances	9		7		5
R&D Launches	8		6		4

*                 Operating Profit is defined as Operating Income plus adding back Bonus Expense.  For purposes of determining achievement of the AIBP targets, these measures can exclude certain categories of non-recurring items that the Committee believes do not reflect the performance of Lannett’s core continuing operations. There were no adjustments made in Fiscal 2010 for non-recurring items.

All payouts to the named executive officers under the 2010 AIBP were contingent upon the Committee’s review and certification of the degree to which Lannett achieved the 2010 AIBP objectives, and upon the Committee’s certification of the degree to which individual objectives had been achieved. The program provided that payout for any objective would be limited to 20% of the actual operating income (as defined by the AIBP) attained by Lannett.

The 2010 AIBP program provided that the Committee could, in its discretion: modify, amend, suspend or terminate the Plan at any time.

Results

In September 2010, the Committee reviewed and certified Lannett’s Fiscal 2010 results for purposes of the AIBP program, determining that the objectives for operating income and other corporate objectives achieved the Superior goals set at the beginning of the year, which represented 50% and 25% of the named executive officer total bonus amounts, respectively.

The Committee also reviewed and certified the performance of the named executive officer individual objectives, which represented 20% of their total bonus amounts, determining that these objectives were achieved as described below.

Mr. Bedrosian’s objectives were to oversee the expansion and profitability of the Cody Laboratories subsidiary and increase the manufacturing of additional APIs, achieve overall cGMP and other agency regulatory compliance, achieve operational efficiency, monitor headcount, identify new market and product opportunities, increase the response time for Board of Director requests and keep them abreast of changes in director regulatory compliance, and seek out potential acquisitions, alliances and joint ventures.

Mr. Schreck’s objectives were to reduce verified shipping errors, maintain inventory control measures, and complete the fit out and personnel move to the Company’s recently acquired Townsend Road facility.

Mr. Smith’s objectives were to improve market share of products, increase net sales to at least $123.0 million, decrease obsolete finished goods inventory through various short date promotions, and improve forecasts for production planning purposes..

Mr. Ruck’s objectives were to achieve a more cohesive accounting department, deliver accurate and timely month-end financial reports to senior management and the Board of Directors, reduce outside auditor and accounting professional fees and transition into the role of CFO from his interim role.

Mr. Kovary’s objectives were to assess and reorganize the overall organizational structure, evaluate, improve and track the Company’s facility and equipment requirements through a more formal capital investment plan, and review and enhance policies and procedures to ensure regulatory compliance.

In addition, all named executive officers received their 5% CEO discretionary bonus amount.

In calculating the 2010 bonus payments to the named executives as well as the other employees, it was determined that the Superior Level bonuses could not be paid because the accumulated total of payments to all employees would exceed 20% of the actual operating income achieved by the Company in Fiscal 2010 (“20% cap”).  The Committee, in its discretion, altered the 2010 bonus payments in two ways as a one-time adjustment:  First, the Committee lowered the overall calculation of the payout to the high end of the Goal Level.  Second, it decided to grant unrestricted shares of stock that would make up the difference between the 20% cap and the amount that employees would have received if the 20% cap were not in place.  These unrestricted shares will immediately vest upon grant, which is anticipated to occur in November 2010. The total value of the 2010 bonus payouts, including the unrestricted stock grant is expected to approximate 27.5% of the pre-bonus actual operating profit for the 2010 Fiscal Year.  The Company reviewed and altered its current compensation structure, including the AIBP program by the fall of 2010 so that fair compensation can be paid to its employees starting in Fiscal 2011 and beyond while still respecting the 20% bonus cap requirement.

2010 Long Term Incentive Awards (LTIA)

Design

The Committee believes that long-term equity incentives are an important part of a complete compensation package because they focus executives on increasing the value of the assets that are entrusted to them by the stockholders, achieving Lannett’s long-term goals, aligning the interests of executives with those of stockholders, encouraging sustained stock performance and helping to retain executives.

Prior to the approval of the Incentive Plan by stockholders in 2007, Lannett’s equity grants consisted only of stock options. The Incentive Plan expanded the types of equity vehicles which the Committee could grant to executives by including restricted stock. The Committee has not yet determined the amount of both stock options and restricted stock to be granted to executives for this year, but expects to complete these grants by the second quarter of Fiscal 2011.  But when these grants are determined, each will be designed to emphasize particular elements of the Company’s immediate and long-term objectives and to retain key executives. We will refer to these grants collectively as the 2010 Long Term Incentive Awards (LTIA). The types of grants will be:

•      stock options, becoming exercisable over three years (approximately one-third increments on each anniversary) from the date of the grant and having a total term of ten years, and

•      shares of restricted stock, vesting over three years (approximately one-third increments on each anniversary) from the date of grant.

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

Stock Options and Restricted Stock

The stock options and restricted stock granted as part of the 2010 LTIA will designed to reward sustained stock price appreciation and to encourage executive retention during a three-year vesting term and, in the case of stock options, a ten-year option life. Stock option and restricted stock awards are intended to align executives’ motivation with stockholders’ best interests. Grants of stock options will not contingent upon any conditions. They are to be granted independent of organizational performance. Stock options become exercisable approximately in one-third increments on the first three anniversaries of the date of grant. Restricted stock will be contingent upon Lannett achieving annual sales growth and return on invested capital goals.  Restricted stock will vest in approximately one-third increments on the first three anniversaries of the date of the grant.

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

Lannett matches contributions to the 401(k) plan on a fifty cents on the dollar basis up to 8% of the contributing employee’s base salary, subject to limitations of the Plan and applicable law.  The named executive officers are also provided with car allowances, for which the taxes are also paid by the Company.

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

Attributed costs of the personal benefits available to the named executive officers for the fiscal year ended June 30, 2010, are included in column (i) of the Summary Compensation Table on page 48.

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

Timing of Committee Meetings and Grants; Option and Share Pricing

The Committee typically holds four regular meetings each year, and the timing of these meetings is generally established during the year. The Committee holds special meetings from time to time as its workload requires. Historically, annual grants of equity awards have typically been accomplished at a meeting of the Committee in September of each year. Individual grants (for example, associated with the hiring of a new executive officer or promotion to an executive officer position) may occur at any time of year. We expect to coordinate the timing of equity award grants for Fiscal 2010 to be made within thirty (30) days of Lannett’s earnings release announcement following the completion of the fiscal year. The exercise price of each stock option and restricted share awarded to our executive officers is the closing price of our common stock on the date of grant.

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

Myron Winkelman (Chair)
Albert Wertheimer
Ronald West

ITEM 12.                                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2010, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2006 Long Term Incentive Plan (“2006 LTIP”) generally vest equally over a three year period from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

		Excluding Options			Including Options (*)
Name and Address of Beneficial Owner	Office	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Directors/Executive Officers:

William Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman of the Board	8,162,487	(1)	32.34%	8,254,987	(1),(2)	32.59%

Ronald A. West 13200 Townsend Road Philadelphia, PA 19154	Vice Chairman of the Board, Director	16,810	(3)	0.07%	71,758	(3),(4)	0.28%

Jeffrey Farber 13200 Townsend Road Philadelphia, PA 19154	Director	5,703,562	(5)	22.60%	5,751,062	(5),(6)	22.74%

Kenneth Sinclair 13200 Townsend Road Philadelphia, PA 19154	Director	17,500	(7)	0.07%	42,500	(7),(8)	0.17%

Albert Wertheimer 13200 Townsend Road Philadelphia, PA 19154	Director	18,500	(9)	0.07%	43,500	(9),(10)	0.17%

Myron Winkelman 13200 Townsend Road Philadelphia, PA 19154	Director	18,500	(11)	0.07%	58,500	(11),(12)	0.23%

Arthur P. Bedrosian 13200 Townsend Road Philadelphia, PA 19154	President and Chief Executive Officer	592,358	(13)	2.35%	920,258	(13),(14)	3.60%

William Schreck 13200 Townsend Road Philadelphia, PA 19154	Senior Vice President and General Manager	38,168	(15)	0.15%	143,580	(15),(16)	0.57%

Kevin Smith 13200 Townsend Road Philadelphia, PA 19154	Vice President of Sales and Marketing	39,313	(17)	0.16%	198,740	(17),(18)	0.78%

Ernest Sabo 13200 Townsend Road Philadelphia, PA 19154	Vice President of Regulatory Affairs and Chief Compliance Officer	22,604	(19)	0.09%	63,031	(19),(20)	0.25%

David Farber 6884 Brook Hollow Ct West Bloomfield, MI 48322		5,705,050	(21)	22.61%	5,727,550	(21),(22)	22.67%

Keith R. Ruck 13200 Townsend Road Philadelphia, PA 19154	Vice President of Finance and Chief Financial Officer	14,734	(23)	0.06%	19,734	(23),(24)	0.08%

Farber Properties 1775 John R Road Troy, MI 48083		5,000,000	(25)	19.81%	5,000,000		19.81%

Farber Family LLC 1775 John R Road Troy, MI 48083		528,142	(26)	2.09%	528,142		2.09%

Farber Investment LLC 1775 John R Road Troy, MI 48083		38,000	(27)	0.15%	38,000		0.15%

Stephen Kovary 13200 Townsend Road Philadelphia, PA 19154	Vice President of Operations	1,899	(28)	0.01%	8,566	(28),(29)	0.03%

All directors and executive officers as a group (12 persons)		14,646,435		58.03%	15,576,214		59.53%

(1)           Includes 197,825 shares owned by William Farber’s spouse, Audrey Farber; 14,000 shares owned by William Farber’s brother, Gerald G. Farber, and 132,212 shares held by William Farber as custodian for his seven grandchildren.  Includes 26,250 shares held in William Farber’s IRA account.  Includes 5,000 shares received pursuant to a restricted stock award granted in September 2007.

(2)           Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share, 25,000 vested options to purchase common stock at an exercise price of $17.36 per share, 25,000 vested options to purchase common stock at an exercise price of $16.04 per share, and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(3)                                  Includes 5,000 shares received pursuant to a restricted stock award granted in September 2007.

(4)           Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share, 15,000 vested options to purchase common stock at an exercise price of $17.36 per share, 25,000 vested options to purchase common stock at an exercise price of $16.04 and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(5)           Includes 5,000,000 shares held by Farber Properties Group LLC (“FPG”).  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 2,500,000 shares held by FPG.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber. David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares. Includes 150 shares held by Jeffrey Farber as custodian for his son and 10,800 shares held by William Farber as custodian for his children.  Also includes 9,500 shares held by Farber Investment Company (“FIC”), which holds 38,000 shares of common stock.  Jeffrey Farber and David Farber each beneficially owns 25% of FIC and each disclaims beneficial ownership of all but 9,500 shares held by FIC.  Also includes 5,000 shares received pursuant to a restricted stock award granted in September 2007.

(6)           Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share, 12,500 vested options to purchase common stock at an exercise price of $16.04, 20,000 vested options to purchase common stock at an exercise price of $4.55, and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(7)                                  Includes 5,000 shares received pursuant to a restricted stock award granted in September 2007.

(8)           Includes 20,000 vested options to purchase common stock at an exercise price of $4.55 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(9)           Includes 5,000 shares received pursuant to a restricted stock award granted in September 2007.

(10)         Includes 20,000 vested options to purchase common stock at an exercise price of $9.02 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(11)         Includes 5,000 shares received pursuant to a restricted stock award granted in September 2007.

(12)         Includes 15,000 vested options to purchase common stock at an exercise price of $17.36, 20,000 vested options to purchase common stock at an exercise price of $16.04 and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(13)         Includes 33,150 shares owned by Arthur Bedrosian’s wife and 1,000 shares owned by his daughter. Mr. Bedrosian disclaims beneficial ownership of these shares.  Includes 14,745 shares received pursuant to a restricted stock award granted in September 2007 and 30,000 shares received pursuant to a restricted stock award granted in October 2009.  Also includes 30,074 shares of common stock held through employee stock purchase plan.

(14)         Includes 18,000 vested options to purchase common stock at an exercise price of $4.63 per share, 96,900 vested options to purchase common stock at an exercise price of $7.97 per share, 33,000 vested options to purchase common stock at an exercise price of $17.36 per share, 30,000 vested options to purchase common stock at an exercise price of $16.04 per share, 25,000 vested options to purchase common stock at an exercise price of $8.00 per share, 30,000 vested options to purchase common stock at an exercise price of $6.89 per share, 75,000 vested options to purchase common stock at an exercise price of $4.03 per share, and 20,000 vested options to purchase common stock at an exercise price of $2.80.

(15)         Includes 7,247 shares received pursuant to a restricted stock award granted in September 2007, and 15,000 shares received pursuant to a restricted stock award granted in October 2009.

(16)         Includes 17,745 vested options to purchase common stock at an exercise price of $11.27 per share, 12,000 vested options to purchase common stock at an exercise price of $5.18 per share and 15,000 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $4.03 per share, and 10,667 vested options to purchase common stock at an exercise price of $2.80 per share.

(17)         Includes 8,263 shares received pursuant to a restricted stock award granted in September 2007, and 15,000 shares received pursuant to a restricted stock award granted in October 2009.

(18)         Includes 38,760 vested options to purchase common stock at an exercise price of $7.97 per share, 13,000 vested options to purchase common stock at an exercise price of $17.36 per share, 20,000 vested options to purchase common stock at an exercise price of $16.04 per share, 12,000 vested options to purchase common stock at an exercise price of $5.18 per share, 15,000 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $4.03 per share, and 10,667 vested options to purchase common stock at an exercise price of $2.80.

(19)         Includes 5,337 shares received pursuant to a restricted stock award granted in September 2007, and 15,000 shares received pursuant to a restricted stock award granted in October 2009.

(20)         Includes 3,260 vested options to purchase common stock at an exercise price of $7.48 per share, 4,000 vested options to purchase common stock at an exercise price of $5.18 per share, 7,500 vested options to purchase common stock at an exercise price of $6.89 per share, 15,000 vested options to purchase common stock at an exercise price of $4.03 per share, and 10,667 vested options to purchase common stock at an exercise price of $2.80 per share.

(21)         Includes 5,000,000 shares held by FPG.  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 2,500,000 shares held by FPG.  Includes 528,142 shares held by FFLLC which is managed by Jeffrey and David Farber. David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares. Indirect shares include 7,488 shares held by David Farber as custodian for his children, 16,200 shares held by William Farber as custodian for his children and 2,850 shares held by David Farber’s spouse.  Also includes 9,500 shares held by FIC, which holds 38,000 shares of common stock.  Jeffrey Farber and David Farber each beneficially owns 25% of FIC and each disclaims beneficial ownership of all but 9,500 shares held by FIC.

(22)         Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share and 12,500 vested options to purchase common stock at an exercise price of $16.04 per share.

(23)         Includes 10,000 shares received pursuant to a restricted stock award granted in October 2009 and 1,634 shares of common stock held through employee stock purchase plan.

(24)         Includes 5,000 vested options to purchase common stock at an exercise price of $2.79 per share.

(25)                            Farber Properties Group, LLC is managed and jointly owned by Jeffrey Farber and David Farber.

(26)                            Farber Family LLC is managed by Jeffrey Farber and David Farber as trustees.

(27)                            Farber Investment LLC is beneficially owned 25% each by Jeffrey and David Farber and 50% by Larry Farber.

(28)         Includes 1,899 shares of common stock held through employee stock purchase plan.

(29)         Includes 6,667 vested options to purchase common stock at an exercise price of $8.48 per share.

* Assumes that all options exercisable within sixty days have been exercised which results in 26,167,392 shares outstanding.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,058,851	$7.45	2,561,068

Equity Compensation plans not approved by security holders	—	—	—

Total	2,058,851	$7.45	2,561,068

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had sales of approximately $679,000, $786,000, and $787,000 during the fiscal years ended June 30, 2010, 2009 and 2008, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”). Jeffrey Farber (the “related party”), a board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $161,000 and $125,000 at June 30, 2010 and 2009, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. (“Pharmeral”) owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company originally capitalized this purchased product right as an indefinite lived intangible asset and tested this asset for impairment on a quarterly basis.  During the fourth quarter of Fiscal 2009, it was determined that this intangible asset no longer has an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset will be amortized on a straight line basis prospectively over its 10 year remaining estimated useful life.  Arthur Bedrosian, President and Chief Executive Officer of the Company, Inc. currently owns 100% of Pharmeral.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party. In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control where a third party is involved, this royalty would be reinstated. The registered trademark OB-Natal® was transferred to Lannett for one dollar from Mr. Bedrosian.

During Fiscal Year 2010, Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $115,700 in fees and $16,803 in reimbursable expenses.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its Bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2011. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Provell Pharmaceuticals, LLC (“Provell”) was a joint venture to distribute pharmaceutical products through mail order outlets.  In exchange for access to Lannett’s drug providers, Lannett initially received a 33% ownership interest in this venture.  Lannett’s ownership interest subsequently decreased to 25% due to the additional issuance of shares by Provell in which Lannett did not participate.  The investment was valued at zero, due to losses incurred through that date by Provell.  During June 2009, the Company terminated its participation in this joint venture. In connection with the termination agreement, the Company was required to pay Provell ten percent of net sales of certain products for a period of up to twenty-four months.  Accounts receivable includes amounts due from Provell of zero and approximately $55,000 at June 30, 2010 and 2009, respectively. The Company recognized revenues of zero and approximately $29,000 and $141,000 during the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2010, 2009 and 2008. No relationship exists other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2010, 2009 and 2008.

	Audit Fees	Audit-Related (1)	Tax Fees (2)	All Other Fees (3)	Total Fees

Fiscal 2010:	$352,760	$—	$190,401	$7,574	$550,735
Fiscal 2009:	$295,084	$—	$179,677	$10,932	$485,693
Fiscal 2008:	$335,894	$5,900	$78,880	$49,964	$470,638

(1) Audit-related fees include fees paid for preparation of an S-8 filing during Fiscal 2008.

(2) Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments, and various tax planning services.

(3) Other fees include:

Fiscal 2010 — Fees paid for review of various SEC correspondences.

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

LANNETT COMPANY, INC.

Date:	September 23, 2010	By:	/ s / Arthur P. Bedrosian
Arthur P. Bedrosian,
President and Chief Executive Officer

Date:	September 23, 2010	By:	/ s / Keith R. Ruck
Keith R. Ruck
Vice President of Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 23, 2010	By:	/ s / William Farber
William Farber,
Chairman of the Board of Directors

Date:	September 23, 2010	By:	/ s / Ronald West
Ronald West,
Director, Vice Chairman of the Board,
Lead Outside Director

Date:	September 23, 2010	By:	/ s / Arthur P Bedrosian
Arthur P. Bedrosian,
Director, President and Chief Executive Officer

Date:	September 23, 2010	By:	/ s / Jeffrey Farber
Jeffrey Farber,
Director

Date:	September 23, 2010	By:	/ s / Kenneth Sinclair
Kenneth Sinclair,
Director, Chairman of Audit Committee

Date:	September 23, 2010	By:	/ s / Albert Wertheimer
Albert Wertheimer,
Director, Chairman of Strategic Planning Committee

Date:	September 23, 2010	By:	/ s / Myron Winkelman
Myron Winkelman,
Director, Chairman of Compensation Committee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Lannett Company, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Lannett Company, Inc. (a Delaware corporation) and Subsidiaries (collectively, the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and statement of cash flows for each of three fiscal years in the period ended June 30, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financing reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

September 24, 2010

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$21,895,648	$25,832,456
Investment securities - available for sale	604,464	347,921
Trade accounts receivable (net of allowance of $123,192 and $132,000, respectively)	38,324,258	29,945,748
Inventories, net	19,056,868	16,195,361
Interest receivable	9,631	90,425
Deferred tax assets	5,337,391	4,296,929
Other current assets	2,506,114	602,335
Total Current Assets	87,734,374	77,311,175

Property, plant and equipment	50,160,114	41,431,158
Less accumulated depreciation	(21,531,845)	(18,533,773)
	28,628,269	22,897,385

Construction in progress	2,939,898	591,685
Investment securities - available for sale	183,742	801,748
Intangible assets (product rights) - net of accumulated amortization	7,785,298	9,118,710
Deferred tax assets	12,544,330	13,757,545
Other assets	147,886	98,873
Total Assets	$139,963,797	$124,577,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$16,280,675	$16,805,468
Accrued expenses	3,464,181	1,842,434
Accrued payroll and payroll related	6,304,465	5,150,104
Income taxes payable	1,479,658	711,073
Current portion of long-term debt	4,851,278	435,386
Rebates, chargebacks and returns payable	15,249,412	13,734,540
Total Current Liabilities	47,629,669	38,679,005

Long-term debt, less current portion	2,868,549	7,703,382
Unearned grant funds	500,000	500,000
Other long-term liabilities	7,864	47,111
Total Liabilities	51,006,082	46,929,498
Commitment and Contingencies, See notes 9 and 10

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,882,123 and 24,517,696 shares, respectively	24,882	24,518
Additional paid in capital	79,862,940	76,250,309
Retained earnings	9,564,632	1,743,565
Noncontrolling interest	111,982	93,654
Accumulated other comprehensive income	44,692	24,751
	89,609,128	78,136,797
Less: Treasury stock at cost - 110,108 and 82,228 shares, respectively	(651,413)	(489,174)
TOTAL SHAREHOLDERS’ EQUITY	88,957,715	77,647,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,963,797	$124,577,121

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2010	2009	2008

Net sales	$125,177,949	$119,002,215	$72,403,283
Cost of sales	80,890,575	71,272,859	54,080,947
Amortization of intangible assets	1,794,667	1,787,167	1,784,664
Product royalties	1,152,900	697,720	236,601

Gross profit	41,339,807	45,244,469	16,301,071

Research and development expenses	11,251,421	8,427,135	5,172,715
Selling, general, and administrative expenses	17,375,320	26,059,104	16,552,859
(Gain) loss on sale of investments	(1,623)	(53,524)	4,338
(Gain) loss on sale of assets	(315,330)	30,885	1,693

Operating income (loss)	13,030,019	10,780,869	(5,430,534)

Other income (expense):
Foreign currency gain	4,595	—	—
Interest income	62,328	209,188	170,040
Interest expense	(275,870)	(321,751)	(383,267)
	(208,947)	(112,563)	(213,227)

Income (loss) before income tax expense (benefit)	12,821,072	10,668,306	(5,643,761)
Income tax expense (benefit)	4,813,044	4,090,716	(3,376,011)
Consolidated net income (loss)	8,008,028	6,577,590	(2,267,750)
Less net income attributable to noncontrolling interest	(186,961)	(43,345)	(50,309)

Net income (loss) attributable to Lannett Company, Inc.	$7,821,067	$6,534,245	$(2,318,059)

Basic income (loss) per common share - Lannett Company, Inc.	$0.32	$0.27	$(0.10)
Diluted income (loss) per common share - Lannett Company, Inc.	$0.31	$0.27	$(0.10)

Basic weighted average number of shares outstanding	24,743,902	24,447,016	24,227,181
Diluted weighted average number of shares outstanding	25,199,373	24,587,378	24,227,181

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained
	Common Stock		Additional	Earnings /			Accum.
	Shares		Paid-in	(accumulated	Treasury	Noncontrolling	Other Comp.	Shareholders’
	Issued	Amount	Capital	deficit)	Stock	Interests	Income (loss)	Equity

Balance, June 30, 2007	24,171,217	$24,171	$73,053,778	$(2,472,621)	$(394,570)	$—	$(27,583)	$70,183,175

Shares issued in connection with employee stock purchase plan	38,282	38	138,592	—	—	—	—	138,630
Share based compensation
Restricted stock	—	—	134,794	—	—	—	—	134,794
Stock options	—	—	869,921	—	—	—	—	869,921
Shares issued in connection with restricted stock grant	74,464	75	300,015	—	—	—	—	300,090
Purchase of treasury stock	—	—	—	—	(74,376)	—	—	(74,376)
Other comprehensive income, net of income tax	—	—	—	—	—	—	37,305	37,305
Net income (loss)	—	—	—	(2,318,059)	—	50,309	—	(2,267,750)

Balance, June 30, 2008	24,283,963	$24,284	$74,497,100	$(4,790,680)	$(468,946)	$50,309	$9,722	$69,321,789

Exercise of stock options	10,800	11	45,801	—	—	—	—	45,812
Shares issued in connection with employee stock purchase plan	49,331	49	114,905	—	—	—	—	114,954
Share based compensation
Restricted stock	—	—	172,028	—	—	—	—	172,028
Stock options	—	—	930,878	—	—	—	—	930,878
Employee stock purchase plan	—	—	81,871	—	—	—	—	81,871
Shares issued in connection with restricted stock grant	68,602	69	101,331	—	—	—	—	101,400
Shares issued for Contingent Consideration for Cody Labs Acquisition	105,000	105	430395	—	—	—	—	430,500
Stock options repurchased	—	—	(124,000)	—	—	—	—	(124,000)
Purchase of treasury stock	—	—	—	—	(20,228)	—	—	(20,228)
Other comprehensive income, net of income tax	—	—	—	—	—	—	15,029	15,029
Net income	—	—	—	6,534,245	—	43,345	—	6,577,590

Balance, June 30, 2009	24,517,696	$24,518	$76,250,309	$1,743,565	$(489,174)	$93,654	$24,751	$77,647,623

Exercise of stock options	125,600	126	566,659	—	—	—	—	566,785
Shares issued in connection with employee stock purchase plan	41,602	41	189,217	—	—	—	—	189,258
Share based compensation
Restricted stock	—	—	522,374	—	—	—	—	522,374
Stock options			1,172,656	—	—	—	—	1,172,656
Employee stock purchase plan	—	—	52,564	—	—	—	—	52,564
Shares issued in connection with restricted stock grant	197,225	197	1,048,765	—	—	—	—	1,048,962
Shares issued for Contingent Consideration for Cody Labs Acquisition	—	—	—	—	—	—	—	—
Tax benefit on stock options exercised	—	—	60,396	—	—	—	—	60,396
Purchase of treasury stock	—	—	—	—	(162,239)		—	(162,239)
Distribution to noncontrolling interests	—	—	—	—	—	(168,633)	—	(168,633)
Other comprehensive income, net of income tax	—	—	—	—	—	—	19,941	19,941
Net income	—	—	—	7,821,067	—	186,961	—	8,008,028

Balance, June 30, 2010	24,882,123	$24,882	$79,862,940	$9,564,632	$(651,413)	$111,982	$44,692	$88,957,715

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2010	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$8,008,028	$6,577,590	$(2,267,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,888,015	5,099,108	5,229,358
Deferred tax expense (benefit)	182,075	2,983,538	(4,743,854)
Stock compensation expense	2,037,844	1,286,177	1,029,923
(Gain) loss on sale of assets	(315,330)	30,885	1,693
(Gain) loss on sale of investments	(1,623)	(53,524)	4,338
Other noncash (income) expenses	(3,135)	15,110	9,001
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(8,802,182)	(5,548,253)	(14,641,004)
Inventories	(2,861,507)	(4,578,103)	2,901,226
Prepaid and income taxes payable	768,585	2,310,010	1,594,748
Prepaid expenses and other assets	(1,908,110)	46,917	(69,679)
Accounts payable	(524,793)	3,719,696	1,968,824
Accrued expenses	1,621,747	34,806	563,992
Rebates, chargebacks and returns payable	1,938,544	5,125,610	12,640,053
Accrued payroll and payroll related	1,913,073	4,505,949	(447,322)
Deferred revenue	—	(982,668)	(655,325)
Net cash provided by operating activities	6,941,231	20,572,848	3,118,222

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(11,186,833)	(1,604,114)	(2,295,817)
Proceeds from sale of property, plant and equipment	368,463	1,500	21,380
Purchase of intangible asset (product rights)	(500,000)	—	—
Proceeds from sale of investment securities - available for sale	339,782	7,408,295	2,023,616
Purchase of investment securities - available for sale	—	(5,979,257)	(1,140,945)
Net cash used in investing activities	(10,978,588)	(173,576)	(1,391,766)

FINANCING ACTIVITIES:
Repayments of debt	(418,941)	(840,066)	(701,131)
Proceeds from issuance of stock	756,043	160,766	113,422
Tax benefit on stock options exercised	60,396	—	—
Purchase of treasury stock	(162,239)	(20,228)	(74,376)
Repurchase of stock options	—	(124,000)	—
Distribution to noncontrolling interests	(168,633)	—	—
Net cash provided by (used in) financing activities	66,626	(823,528)	(662,085)

Effect of foreign currency rates on cash and cash equivalents	33,923	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,936,808)	19,575,744	1,064,371

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,832,456	6,256,712	5,192,341

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,895,648	$25,832,456	$6,256,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$180,186	$217,463	$270,691
Income taxes paid	$3,801,987	$250,000	$—
Lannett stock issued - Fiscal 2009 accrued incentive compensation	$758,712	$—	$—
Lannett stock issued - contingent consideration - Cody Labs acquistion	$—	$581,175	$—

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

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, as well as the consolidation of Cody LCI Realty, LLC, a variable interest entity.  See Note 12 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

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

Returns — Consistent with industry practice, the Company has a product returns policy that allows customers to return product within a specified period before and after the product’s lot expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based principally on historical experience.  However, the Company continually monitors the provisions for returns and makes adjustments when management believes that future product returns may differ from historical experience.  Generally, the reserve for returns increases as net sales increase.  During our fiscal year 2008 we increased our estimated returns reserve approximately $3.0 million, of which $1.5 million occurred in the fourth quarter, This adjustment was based on an analysis of our historical returns experience, the average lag time between sales and returns and an evaluation of changing buying and inventory trends of both our direct and indirect customers.  As this change resulted from new information that has allowed us to better estimate the average length of time between product sales and returns, we consider it to be a change in estimate as defined in GAAP. The reserve for returns is included in the rebates, chargebacks and returns payable account on the balance sheet.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the fiscal years ended June 30, 2010, 2009 and 2008:

For the Year Ended June 30, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540

Actual credits issued related to sales recorded in prior fiscal years	(6,068,639)	(2,537,746)	(3,832,652)	—	(12,439,037)

Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	(401,203)	—	(401,203)

Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	48,539,403	16,353,467	4,528,118	1,226,614	70,647,601

Actual credits issued related to sales recorded in Fiscal 2010	(42,278,440)	(12,787,436)	—	(1,226,614)	(56,292,489)

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412

For the Year Ended June 30, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417

Actual credits issued related to sales recorded in prior fiscal years	(3,954,794)	(632,314)	(12,853,342)	—	(17,440,450)

Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—

Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	35,391,475	12,141,204	4,315,638	204,119	52,052,436

Actual credits issued related to sales recorded in Fiscal 2009	(29,396,286)	(9,603,458)	—	(204,119)	(39,203,863)

Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540

For the Year Ended June 30, 2008

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2007	$4,649,478	$871,339	$113,313	$52,234	$5,686,364

Actual credits issued related to sales recorded in prior fiscal years	(4,556,488)	(1,741,804)	(4,909,659)	—	(11,207,951)

Reserves or (reversals) charged during Fiscal 2008 related to sales in prior fiscal years	—	870,465	5,892,805	(50,000)	6,713,270

Reserves charged to net sales during Fiscal 2008 related to sales recorded in Fiscal 2008	26,126,995	7,999,232	12,546,130	473,423	47,145,780

Actual credits issued related to sales recorded in Fiscal 2008	(22,170,578)	(7,366,918)	—	(473,550)	(30,011,046)

Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,734,540 at June 30, 2009 to $15,249,412 at June 30, 2010.  The increase in total reserves was due to an increase in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers, and an increase in the return reserves due to an increase in overall sales.

During Fiscal 2010, approximately $424,000 of the original $10,545,000 return reserve recorded in Fiscal 2008 for Prenatal Multivitamin was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product during 2010.  In addition, the Company reversed approximately $387,000 to net sales in the fourth quarter of Fiscal 2010 as a result of new information that the Company received regarding the amount of Multivitamin product that remained to be returned to the Company.  This adjustment left a balance of approximately $17,000 of Multivitamin returns reserve on the consolidated balance sheet at June 30, 2010.

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

Cash and cash equivalents — The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates market value, and consist of certificates of deposit that are readily converted to cash. The Company maintains cash and cash equivalents with several major financial institutions. Such amounts frequently exceed Federal Deposit Insurance Corporation (“FDIC”) limits.

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

Property, Plant and Equipment - Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the fiscal years ended June 30, 2010, 2009, and 2008 was approximately $3,055,000, $3,275,000 and $3,444,000, respectively.

Investment Securities — The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income (loss).  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired for the fiscal years ended June 30, 2010, 2009 and 2008.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development costs are charged to expense as incurred.

Intangible Assets —  In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset for the exclusive marketing and distribution rights obtained from JSP.  As of June 30, 2010 and 2009, management concluded the carrying value of the intangible asset was less than its fair value and, therefore, no impairment was required.  The Company will incur annual amortization expense of approximately $1,785,000 for the JSP intangible asset over the remaining term of the agreement.

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

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In May 2008, the Company and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett, under Lannett’s current ownership structure.  Should Lannett undergo a major change in control where a third party is involved, this royalty will be reinstated.  In Fiscal 2008, the Company obtained FDA approval to use these proprietary rights.  Accordingly, the Company has capitalized this purchased product right as an indefinite lived intangible asset which is tested for impairment at least on an annual basis.  During the fourth quarter of fiscal 2009, it was determined that this intangible asset no longer has an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset will be amortized on a straight line basis prospectively over its 10 year remaining estimated useful life.  See Note 16

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  It is expected that the Company will be able to produce these products by the first half of Fiscal 2011.  Amortization will begin when the Company starts shipping these products.  An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of June 30, 2010, no impairment existed.

For the fiscal years ended June 30, 2010, 2009 and 2008, the Company incurred amortization expense of approximately $1,833,000, $1,824,000, and $1,785,000, respectively.

Future annual amortization expense consists of the following:

Fiscal Year Ending June 30,	Annual Amortization Expense
2011	$1,833,412
2012	1,833,412
2013	1,833,412
2014	1,387,245
2015	48,745
Thereafter	349,072
$7,285,298

The amounts above do not include the ANDA’s purchased in August 2009 for $500,000, as amortization will begin when the Company starts shipping these products

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the fiscal years ended June 30, 2010, 2009 and 2008 was approximately $30,000, $48,000, and $9,000, respectively.

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

Segment Information — The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2010, 2009 and 2008:

	For the Fiscal Year Ended June 30,
Medical Indication	2010	2009	2008

Migraine Headache	$9,854,717	$9,553,143	$10,302,868
Epilepsy	2,020,371	1,777,820	3,811,963
Prescription Vitamin	5,640,136	12,569,304	—
Heart Failure	20,996,057	26,421,467	7,574,240
Thyroid Deficiency	52,224,711	47,740,204	38,429,663
Antibiotic	6,448,704	6,440,470	3,449,429
Pain Management	14,128,982	4,155,176	580,192
Other	13,864,271	10,344,631	8,254,928

Total	$125,177,949	$119,002,215	$72,403,283

Concentration of Market and Credit Risk — Six of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 42%, 17%, 8%, 5%, 5%, and 5% of net sales for the fiscal year ended June 30, 2010.  Those same products accounted for 40%, 22%, 8%, 2%, 11%, and 0%, respectively, of net sales for the fiscal year ended June 30, 2009, and 52%, 10%, 14%, 0%, 0%, and 0%, respectively, for the fiscal year ended June 30, 2008.

Four of the Company’s customers accounted for 26%, 11%, 9%, and 8%, respectively, of net sales for the fiscal year ended June 30, 2010; 28%, 7%, 7%, and 7%, respectively, of net sales for the fiscal year ended June 30, 2009; and 36%, 5%, 6%, and 8%, respectively, of net sales for the fiscal year ended June 30, 2008.  At June 30, 2010, four customers accounted for 69% of the Company’s accounts receivable balances.  At June 30, 2009, four customers accounted for 63% of the Company’s accounts receivable balances.

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

Share-based Payments - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.  Compensation cost related to share-based payments is included in the income statement in the same line item as the related other compensation costs.

At June 30, 2010, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the “Long-term Incentive Plan,” or “LTIP”).

During the fiscal year ended June 30, 2010, the Company awarded 45,000 shares of restricted stock to non-management Board members under the LTIP which vested immediately.  Stock compensation expense of $290,250 was recognized during the fiscal year ended June 30, 2010, related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 237,500 shares of restricted stock to management employees under the LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $350,346 was recognized during the fiscal year ended June 30, 2010 related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 116,725 shares of restricted stock to management employees under the LTIP which vested immediately in partial settlement of Fiscal 2009 accrued incentive compensation costs totaling $758,712.

During the fiscal year ended June 30, 2009, the Company awarded 30,000 shares of restricted stock to non-management Board members under the LTIP which vested immediately.  Stock compensation expense of $101,400 was recognized during the fiscal year ended June 30, 2009, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock to management employees under the LTIP, of which 74,464 of these shares vested 100% on January 1, 2008, and the remainder vest in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $172,028, $172,028 and $134,794 was recognized during the fiscal years ended June 30, 2010, 2009 and 2008, respectively, related to these shares of restricted stock.

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Incentive Stock Options FY 2010	Non- qualified Stock Options FY 2010	Incentive Stock Options FY 2009	Non- qualified Stock Options FY 2009	Incentive Stock Options FY 2008	Non- qualified Stock Options FY 2008
Risk-free interest rate	2.44%	2.43%	2.46%	2.52%	4.15%	4.21%
Expected volatility	67%	67%	61%	56%	56%	56%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Expected term (in years)	5.0 years	5.0 years	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average fair value	$3.98	$4.00	$2.20	$1.41	$2.11	$2.11

At June 30, 2010, there were 2,058,851 options outstanding.  Of those, 1,032,925 were options issued under the LTIP, 820,693 were issued under the 2003 Plan, and 205,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 49,365 shares under option having already been exercised under that plan.  2,500,000 shares were authorized to be issued under the LTIP, with 94,725 shares under option having already been exercised under that plan.

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

The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if, historically, forfeitures were affected mainly by turnover that resulted from a business restructuring that is not expected to recur. The forfeiture rate used to calculate compensation expense was 5% for fiscal years 2010, 2009 and 2008.  The Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.

The following table presents all share-based compensation costs recognized in our statements of income, substantially all of which is reflected in the selling, general and administrative expense line:

	Twelve months ended June 30,
	2010	2009	2008
Share based compensation
Stock options	$1,172,656	$930,878	$869,921
Employee stock purchase plan	$52,564	$81,871	$25,208
Restricted stock	$812,624	$273,428	$134,794
Tax benefit at effective rate	$79,611	$79,560	$108,127

During Fiscal 2009 as part of the former CFO’s resignation, the Company repurchased all of his 185,000 outstanding stock options. Therefore, the Company recorded, as incremental stock compensation expense, the previously unrecognized compensation cost totaling approximately $83,000 related to options for which the requisite service period had not been rendered as of the repurchase date.  See Note 10 for additional information.

Options outstanding that have vested and are expected to vest as of June 30, 2010 are as follows:

	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,141,934	$8.52	$208,664	5.1
Options expected to vest	871,071	$6.10	$217,453	8.9
Total vested and expected to vest	2,013,005	$7.48	$426,117	6.7

A summary of nonvested restricted stock awards as of June 30, 2010, 2009, and 2008 and changes during the fiscal years then ended, is presented below:

	Awards	Weighted Average Grant - date Fair Value
Nonvested at June 30, 2007	—	$—
Granted	209,264	843,334
Vested	(74,464)	(300,090)
Forfeited	(10,000)	(40,300)
Nonvested at June 30, 2008	124,800	502,944
Granted	30,000	101,400
Vested	(68,602)	(256,966)
Forfeited	(9,000)	(36,270)
Nonvested at June 30, 2009	77,198	311,108
Granted	399,225	2,697,213
Vested	(197,225)	(1,192,028)
Forfeited	(9,300)	(37,479)
Nonvested at June 30, 2010	269,898	$1,778,814

A summary of stock option award activity under the Plans as of June 30, 2010, 2009 and 2008 and changes during the years then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2009	958,909	$5.60			626,772	$10.52
Granted	507,142	$6.96			152,658	$6.99
Exercised	(111,796)	$4.46	$298,605		(13,804)	$4.97	$57,108
Forfeited, expired or repurchased	(45,001)	$8.75			(16,029)	$16.67
Outstanding at June 30, 2010	1,309,254	$6.11	$348,964	7.5	749,597	$9.77	$88,599	5.5

Outstanding at June 30, 2010 and not yet vested	720,699	$6.07	$179,684	8.9	196,218	$6.20	$49,215	.9.0
Exercisable at June 30, 2010	588,555	$6.16	$170,699	5.9	553,379	$11.03	$39,384	4.2

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2008	991,267	$5.76			703,064	$10.16
Granted	187,102	$4.03			37,998	$2.80
Exercised	(10,800)	$4.24	$11,799		—	—	—
Forfeited, expired or repurchased	(208,660)	$5.06			(114,290)	$5.75
Outstanding at June 30, 2009	958,909	$5.60	$1,844,125	7.4	626,772	$10.52	$430,739	5.5

Outstanding at June 30, 2009 and not yet vested	478,551	$4.27	$1,234,175	8.6	120,893	$4.23	$317,515	8.2
Exercisable at June 30, 2009	480,358	$6.91	$609,950	6.2	505,879	$12.02	$113,224	4.9

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted		Average		Weighted		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2007	501,349	$7.48			617,982	$11.00
Granted	496,818	$4.03			85,082	$4.03
Exercised	—	—			—	—
Forfeited or expired	(6,900)	$5.67			—	—
Outstanding at June 30, 2008	991,267	$5.76	$6,300	8.0	703,064	$10.16	$—	6.5

Outstanding at June 30, 2008 and not yet vested	660,538	$4.54	$—	9.0	183,651	$5.05	$—	8.7
Exercisable at June 30, 2008	330,729	$8.21	$6,300	6.1	519,413	$11.96	$—	5.8

Options with a fair value of approximately $749,000 completed vesting during 2010.  As of June 30, 2010, there was approximately $3,495,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.7 years.  The Company issues new shares when stock options are exercised.

Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Earnings per Common Share — A dual presentation of basic and diluted earnings per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic earnings per share to diluted earnings per share.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.  A reconciliation of the Company’s basic and diluted earnings per share follows:

	2010		2009		2008
	Net Income Attributable to Lannett	Shares	Net Income Attributable to Lannett	Shares	Net Loss Attributable to Lannett	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic earnings/(loss) per share factors	$7,821,067	24,743,902	$6,534,245	24,447,016	$(2,318,059)	24,227,181
Effect of potentially dilutive options	—	455,471	—	140,361	—	—
Diluted earnings/(loss) per share factors	$7,821,067	25,199,373	$6,534,245	24,587,378	$(2,318,059)	24,227,181

Basic earnings/(loss) per share	$0.32		$0.27		$(0.10)
Diluted earnings/(loss) per share	$0.31		$0.27		$(0.10)

Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2010, 2009 and 2008 were 1,281,364, 980,781, and 1,949,131, respectively.

Note 2. New Accounting Standards

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

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted this authoritative guidance effective July 1, 2009. As a result of the adoption, the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets.  Minority interest expense is now shown below net income under the heading “net income attributable to noncontrolling interest”.  Prior year financial statements have been reclassified to reflect the adoption of this guidance.  The adoption of this guidance did not have any other significant impact on our consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. The authoritative guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not anticipate that this update will have a material impact on our consolidated financial statements.

Note 3.   Inventories

Inventories at June 30, 2010 and 2009 consist of the following:

	2010	2009
Raw Materials	$5,183,735	$5,755,982
Work-in-process	2,375,396	2,846,600
Finished Goods	10,527,630	6,664,193
Packaging Supplies	970,106	928,586
	$19,056,868	$16,195,361

The preceding amounts are net of inventory obsolescence reserves of $2,481,810 and $2,744,305 at June 30, 2010 and 2009, respectively.

Note 4.   Property, Plant and Equipment

Property, plant and equipment at June 30, 2010 and 2009 consist of the following:

	Useful Lives	2010	2009
Land	—	$1,375,103	$918,314
Building and improvements	10 - 39 years	23,101,751	17,048,351
Machinery and equipment	5 - 15 years	24,638,754	22,573,324
Furniture and fixtures	5 - 7 years	1,044,506	891,169

		50,160,114	41,431,158
Less accumulated depreciation		(21,531,845)	(18,533,773)
Total		$28,628,269	$22,897,385

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The Company does not have any Level 1 available-for-sale securities as of June 30, 2010 or June 30, 2009.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable. The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate bonds, U.S. government and agency securities and certain mortgage-backed and asset-backed securities whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The fair value of the Company’s available-for-sale securities in the table below are derived solely from Level 2 inputs.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 available-for-sale securities as of June 30, 2010 or June 30, 2009.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities as of June 30, 2010 and June 30, 2009:

June 30, 2010

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$590,751	$13,713	$—	$604,464
Corporate Bonds	179,507	4,235	—	183,742
	$770,258	$17,948	$—	$788,206

June 30, 2009

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$928,910	$40,352	$—	$969,262
Asset-Backed Securities	179,507	900	—	180,407
	$1,108,417	$41,252	$—	$1,149,669

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at June 30, 2010 and June 30, 2009 are summarized as follows:

	June 30, 2010		June 30, 2009
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$590,751	$604,464	$338,159	$347,921
Due after one year through five years	179,507	183,742	770,258	801,748
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total available-for-sale securities	770,258	788,206	1,108,417	1,149,669
Less current portion	590,751	604,464	338,159	347,921
Long-term available-for-sale securities	$179,507	$183,742	$770,258	$801,748

The Company uses the specific identification method to determine the cost of securities sold. For the fiscal years 2010 and 2009, the Company had realized gains of $1,623 and $53,524, respectively, whereas for fiscal year 2008, the Company had realized losses of $4,338.

As of June 30, 2010 and 2009, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of June 30, 2010, there were no individual securities in a continuous unrealized loss position.

Note 6.   Bank Line of Credit

The Company has a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.00% at June 30, 2010 and 2009, respectively). As of June 30, 2010 and 2009, the Company had $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of June 30, 2010, the Company was in compliance with all financial covenants under the agreement.

The existing line of credit, which was scheduled to expire on November 30, 2009, was renewed and extended during the first quarter of Fiscal 2010 to November 30, 2010.  As part of the renewal agreement, the Company is no longer required to maintain any minimum deposit balances with Wells Fargo, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

Note 7.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania (the “Commonwealth”), acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company failed to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company is recording the unearned grant funds as a liability until the Company reaches a formal agreement with the Commonwealth as to whether it complied with all of the requirements of the grant funding program.  As of June 30, 2010, the Company has had preliminary discussions with the Commonwealth to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at June 30, 2010, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 8.   Long-Term Debt

Long-term debt consists of the following:

	June 30,	June 30,
	2010	2009
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	933,820	1,002,607
Pennsylvania Department of Community & Economic Development loan	88,141	182,831
Tax-exempt bond loan (PAID)	555,000	680,000
Equipment loan	—	80,130
SBA loan	—	—
First National Bank of Cody mortgage	1,642,866	1,693,200

Total debt	7,719,827	8,138,768
Less current portion	4,851,278	435,386

Long term debt	$2,868,549	$7,703,382

Current Portion of Long Term Debt

	June 30,	June 30,
	2010	2009
PIDC Regional Center, LP III loan	$4,500,000	$—
Pennsylvania Industrial Development Authority loan	77,091	75,017
Pennsylvania Department of Community & Economic Development loan	88,141	103,100
Tax-exempt bond loan (PAID)	130,000	125,000
Equipment loan	—	80,130
SBA loan	—	—
First National Bank of Cody mortgage	56,046	52,139

Total current portion of long term debt	$4,851,278	$435,386

The Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The Company pays a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance is due and payable January 1, 2011. The Company intends to refinance this loan prior to its maturity date.

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2010 and 2009 was 0.52% and 0.62%, respectively.

The Company entered into agreements (the “2003 Loan Financing”) with Wells Fargo to finance the purchase of the Torresdale Avenue facility, the renovation and setup of the building, and other anticipated capital expenditures.  The Company, as part of the 2003 Loan Financing agreement, is required to make equal payments of principal and interest.  The only portion of the loan that remained outstanding at June 30, 2009 was the Equipment Loan which had an outstanding balance of $80,130 at June 30, 2009. This loan was fully repaid as of March 31, 2010.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.

As part of the Cody acquisition, the Company became primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 12, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  Principal and interest payments of $14,782, at a fixed interest rate of 7.5%, are being made on a monthly basis through June 2026.  The mortgage loan is collateralized by the land and building.

Long-term debt amounts are due as follows:

Fiscal Year Ending	Amounts Payable
June 30,	to Institutions

2011	$4,851,278
2012	274,434
2013	280,543
2014	310,036
2015	161,616
Thereafter	1,841,920

$7,719,827

Some of the Company’s debt instruments are fixed rate, with a lower interest rate than the prevailing market rates. The Company has been able to obtain favorable rates through the Philadelphia and Pennsylvania Industrial Development Authorities.

Note 9.   Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.

In June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp. and Ther-Rx Corp (collectively, “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. In March 2009, the Company and KV settled the litigation.  In light of the withdrawal of KV’s innovator prenatal product due to FDA enforcement actions, and the resulting anticipated decline in sales and declining market for written prescription, the Company decided it was pointless to continue the litigation and entered into the settlement arrangement with KV.  Pursuant to the settlement, the Company received a license from KV and became an authorized generic provider.  During the terms of the license, the Company is to pay KV a royalty on all future sales of its Prenatal vitamin product.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.  In May 2010, the Company filed an action for declaratory relief in the Delaware Superior Court against KV seeking a declaration that KV breached its obligations under a settlement agreement entered into with the Company (the “Binding Agreement”).  In June 2010, KV filed a counterclaim to the complaint and asserted claims for breach of contract, declaratory judgment, negligent misrepresentation and fraud in connection with the Binding Agreement, alleging among other things that the Company has improperly withheld royalties from KV arising out of its sales of a pre-natal vitamin product.

In or about July 2008, Albion International and Albion, Inc. filed suit in the United States District Court, District of Utah (Case No. 2:08cv00515) against Lannett asserting claims for patent and trademark infringement, as well as unfair competition, arising out of Lannett’s use of product that it purchased from Albion and used as an ingredient in its MMC.  Lannett filed a motion to dismiss the complaint on the basis that it purchased the product from Albion and, as such, was authorized to use the product in its MMC.  The Court granted the motion and dismissed the complaint but gave Albion leave to file an amended complaint.  In January 2009, Albion filed an amended complaint.  Lannett filed an answer to the complaint and counterclaim, asserting, among other things, that Albion tortuously interfered with Lannett’s contracts.  Subsequent to the filing of the answer and counterclaim, Lannett and Albion reached an agreement in principal to settle the case.  Under terms of the settlement, the parties would each dismiss their claims against each other and provide releases.  In July 2009, the settlement agreement was signed and the case was dismissed.

Note 10.   Commitments

Leases

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on approximately seven acres in Philadelphia.  The Company purchased this building in October 2009 for approximately $3.8 million plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs are expected to be financed through a series of loans with a bank and a Pennsylvania state run development agency. Construction was substantially complete by June 30, 2010.  The financing will be competed shortly.  This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 12.

Rental and lease expense for the years ended June 30, 2010, 2009 and 2008 was approximately $156,000, $449,000, and $449,000, respectively.

Contractual Obligations

The following table represents annual contractual obligations as of June 30, 2010:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years

Long-Term Debt	$7,719,827	$4,851,278	$554,977	$471,652	$1,841,920
Operating Leases	111,176	50,100	61,076	—	—
Purchase Obligations	63,930,000	22,572,500	41,357,500	—	—
Interest on Obligations	1,435,553	259,213	278,996	244,012	653,332
Total	$73,196,556	$27,733,091	$42,252,549	$715,664	$2,495,252

The purchase obligations above are primarily due to the agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”). If the minimum purchase requirement is not met, JSP has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If JSP terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  If either party were to terminate the purchase agreement, there would be a significant impact on the operating cash flows of the Company from the termination.

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

During the third quarter of Fiscal Year 2009, the Company’s then current Vice President of Finance, Treasurer, Secretary and Chief Financial Officer resigned.  As part of his separation agreement, the Company was obligated to pay to him approximately $670,000 to settle any outstanding obligations from his employment agreement, including any salary, bonus, vacation, stock options and medical benefits.  Of this amount, $300,440 was paid in Fiscal 2009 with $165,000 designated for the payment of pro rated bonus, and $11,440 was designated for the payment of accrued but unused paid time off.  As part of the settlement, $124,000 was designated as the portion of the settlement related to the repurchase of his outstanding stock options. The Company therefore charged this amount to Additional Paid in Capital, as it represents the fair value of the options repurchased on the repurchase date.  Additional payments totaling approximately $369,000 for severance and benefits will be paid in Fiscal 2011 pursuant to the separation agreement.

Note 11.  Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised of unrealized gains (losses) on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  There is no other comprehensive income (loss) attributable to the noncontrolling interest.  The components of comprehensive income (loss) and related taxes consisted of the following as of June 30, 2010, 2009 and 2008:

	For Fiscal Year Ended June 30,
	2010	2009	2008

Net Income (Loss)	$8,008,028	$6,577,590	$(2,267,750)
Foreign currency translation adjustments	33,923	—	—
Unrealized holding (loss) gain on securities	(23,304)	25,049	62,174
Tax effect	9,322	(10,020)	(24,869)

Total Other Comprehensive Income	19,941	15,029	37,305

Total Comprehensive Income (Loss)	$8,027,969	$6,592,615	$(2,230,445)

Note 12. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in each of the June 30, 2010 and 2009 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, respectively, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1.6 million and $1.7 million at June 30, 2010 and 2009, respectively.

Cody LCI Realty LLC (“Realty”) is the only VIE that is consolidated.  Realty had been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 joint venture with a former shareholder of Cody.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody had been the primary beneficiary of the VIE.  The risks associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $20,000 per month effective October 2009, when the lease increased from $15,000 per month.  All intercompany rent expense is eliminated upon consolidation with Cody.  The Company is not involved in any other VIE.

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.   Contributions to the Plan during the years ended June 30, 2010, 2009 and 2008 were approximately $395,000, $330,000, and $350,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of June 30, 2010, 217,193 shares have been issued under the ESPP.  Compensation expense of $52,564, $81,871, and $25,208 was recognized in fiscal years 2010, 2009 and 2008, respectively, relating to the ESPP.

Note 15.   Income Taxes

The provision (benefit) for income taxes consists of the following for the fiscal years ended June 30:

	2010	2009	2008

Current Income Taxes
Federal	$4,056,458	$1,074,723	$1,367,843
State and Local Taxes	574,511	32,455	—
Total	4,630,969	1,107,178	1,367,843

Deferred Income Taxes
Federal	(795,969)	3,151,911	(3,986,449)
State and Local Taxes	978,044	(168,373)	(757,405)
Total	182,075	2,983,538	(4,743,854)
Total	$4,813,044	$4,090,716	$(3,376,011)

A reconciliation of the differences between the effective rates and federal statutory rates is as follows:

	2010	2009	2008

Federal income tax at statutory rate	34.0%	34.0%	35.0%
State and local income tax, net	3.7%	(0.4)%	2.4%
Nondeductible expenses	2.1%	2.3%	(3.5)%
Change in valuation allowance	(0.6)%	(0.7)%	6.2%
Income tax credits	(8.2)%	(1.6)%	15.3%
Change in tax laws	5.0%	—%	—%
Other	1.5%	4.7%	3.9%
Income tax expense	37.5%	38.3%	59.3%

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization, accumulated depreciation and stock compensation expense.  A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes.  A deferred tax asset valuation allowance was established based on the likelihood that it is more likely than not that the Company will be unable to realize certain of the deferred tax assets.  A deferred tax liability is recorded for the future liability created by different depreciation methods for financial statement and tax return purposes.

As of June 30, 2010 and 2009, temporary differences which give rise to deferred tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets:
Accrued expenses	$474,679	$118,965
Stock compensation expense	928,133	740,687
Unearned grant funds	186,653	194,109
Reserve for returns	2,016,324	1,982,629
Reserves for accounts receivable and inventory	3,485,512	2,748,381
Intangible impairment	10,324,148	11,929,502
State net operating loss	—	74,255
Federal net operating loss	1,093,056	1,156,131
Impairment on Cody note receivable	2,016,620	2,097,175
Accumulated amortization on intangible asset	2,017,657	1,977,804

	22,542,782	23,019,638
Valuation allowance	(2,016,620)	(2,097,175)
Total	20,526,162	20,922,463

Deferred tax liabilities:
Prepaid expenses	70,904	69,199
Property, plant and equipment	2,539,961	2,756,793
Other	33,576	41,997

Net deferred tax asset	$17,881,721	$18,054,474

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

In the third quarter of Fiscal 2008, the Company adjusted the original purchase price allocation for Cody, as a result of a study and additional analysis of assets acquired. The result of this study was to increase the deferred tax assets by $1,255,065 and decrease the value of Cody’s property, plant and equipment by the same amount.  The increase in deferred tax assets related to Cody’s federal net operation loss (NOL) carry forwards totaling approximately $3,774,000 at the date of acquisition with $1,902,000 expiring in 2026 and $1,872,000 in 2027.  At June 30, 2010, the remaining gross deferred tax asset is $3,214,870.  The income tax benefit associated with the NOL carry forwards has been recognized in accordance with Section 382 of the Internal Revenue Code of 1986.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative standards issued by the FASB also provide guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Balance at June 30, 2008	$—
Additions for tax positions of the current year	65,033
Additions for tax positions of prior years	232,630
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Balance at June 30, 2009	$297,663

Additions for tax positions of the current year	24,295
Additions for tax positions of prior years	292,695
Reductions for tax positions of prior years	—
Settlements	(215,619)
Lapse of statute of limitations	—
Balance at June 30, 2010	$399,034

As of June 30, 2010 and 2009, the Company reported total unrecognized benefits of $399,034 and $297,663, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended June 30, 2010 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of June 30, 2010 and 2009. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2005 and prior generally are no longer subject to review as such years generally are closed. The IRS has completed its review of the federal income tax return for Fiscal 2008.  The Company recorded a refund receivable totaling approximately $421,000 and reduced its liability for unrecognized tax benefits by approximately $216,000 as a result of the settlement agreement reached with the IRS.  In addition, the Company amended its Fiscal 2005 income tax return to claim additional federal income tax credits, which was accepted as timely filed by the IRS.  As a result, the Company reduced it income taxes payable by approximately $528,000 related to this amended income tax return. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 16.   Related Party Transactions

The Company had sales of approximately $679,000, $786,000, and $787,000 during the fiscal years ended June 30, 2010, 2009 and 2008, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber (the “related party”), who is a current board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, William Farber, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $161,000 and $125,000 at June 30, 2010 and 2009, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. (“Pharmeral”) owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company originally capitalized these rights as an indefinite lived intangible asset and tested this asset for impairment at least on an annual basis.  During the fourth quarter of Fiscal 2009, it was determined that this intangible asset no longer has an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset will be amortized on a straight line basis prospectively over its 10 year remaining estimated useful life.  Arthur Bedrosian, President and Chief Executive Officer currently owns 100% of Pharmeral.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party. In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control where a third party is involved, this royalty would be reinstated. The registered trademark OB-Natal® was transferred to Lannett for one dollar from Mr. Bedrosian.

During Fiscal Year 2010, Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian,  $115,700 in fees and $16,803 in reimbursable expenses. This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its Bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2011. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Provell Pharmaceuticals, LLC (“Provell”) was a joint venture to distribute pharmaceutical products through mail order outlets.  In exchange for access to Lannett’s drug providers, Lannett initially received a 33% ownership interest in this venture.  Lannett’s ownership interest subsequently decreased to 25% due to the additional issuance of shares by Provell in which Lannett did not participate.  The investment was valued at zero, due to losses incurred through that date by Provell.  During June 2009, the Company terminated its participation in this joint venture. In connection with the termination agreement, the Company was required to pay Provell ten percent of net sales of certain products for a period of up to twenty four months.  Accounts receivable includes amounts due from Provell of zero and approximately $55,000 at June 30, 2010 and 2009, respectively.  The Company recognized revenues of zero and approximately $29,000 and $141,000 during the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Note 17.   Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 77% of the Company’s inventory purchases in Fiscal 2010 and 71% in Fiscal 2009 and 2008.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of June 30, 2010, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, are very dependent on an uninterrupted supply of product from JSP.  Should there be an interruption in the supply of product from JSP for any reason, this event would have a material impact to the financial condition of Lannett.

Other agreements:

In August 2005, the Company signed an agreement with a finished goods provider to purchase, at fixed prices, and distribute a certain generic pharmaceutical product in the United States.  The term of the agreement was three years, beginning on August 22, 2005 and continuing through August 21, 2008.  Following its expiration on August 21, 2008, the agreement was not renewed. Purchases of finished goods inventory from this provider accounted for approximately 1% of the Company’s costs of purchased inventory in Fiscal 2009 and 14% in Fiscal 2008.

Note 18. Fair Value of Financial Instruments

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

Note 19. Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Fiscal 2010
Net Sales	$33,760,023	$31,266,224	$28,716,713	$31,434,989
Cost of Goods Sold	22,428,694	20,868,954	20,639,735	19,900,759
Gross Profit	11,331,329	10,397,270	8,076,978	11,534,230
Other Operating Expenses	7,014,146	7,725,372	6,779,268	6,791,002
Operating Income	4,317,183	2,671,898	1,297,710	4,743,228
Other Expense	(57,124)	(42,310)	(62,199)	(47,314)
Income Tax Expense	1,288,071	527,327	1,169,996	1,827,650
Less net income attributable to noncontrolling interest	155,737	9,407	10,923	10,894
Net Income — Lannett Company, Inc.	$2,816,251	$2,092,854	$54,592	$2,857,370
Earnings Per Share — Lannett Company, Inc.
Basic	$0.11	$0.08	$0.00	$0.12
Diluted	$0.11	$0.08	$0.00	$0.11

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Fiscal 2009
Net Sales	$35,448,874	$28,761,316	$29,224,372	$25,567,653
Cost of Goods Sold	21,835,563	17,154,288	18,201,534	16,566,361
Gross Profit	13,613,311	11,607,028	11,022,838	9,001,292
Other Operating Expenses	9,722,714	9,434,449	8,489,249	6,817,188
Operating Income	3,890,597	2,172,579	2,533,589	2,184,104
Other (Expense) Income	(69,110)	2,537	(25,548)	(20,442)
Income Tax Expense	1,393,983	851,310	925,433	919,990
Less net income attributable to noncontrolling interest	6,968	9,324	9,546	17,507
Net Income — Lannett Company, Inc.	$2,420,536	$1,314,482	$1,573,062	$1,226,165
Earnings Per Share — Lannett Company, Inc.
Basic	$0.10	$0.05	$0.06	$0.05
Diluted	$0.10	$0.05	$0.06	$0.05

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Fiscal 2008
Net Sales	$20,748,799	$16,579,512	$17,534,942	$17,540,030
Cost of Goods Sold	17,878,596	12,682,018	13,107,326	12,434,272
Gross Profit	2,870,203	3,897,494	4,427,616	5,105,758
Other Operating Expenses	5,553,598	5,739,007	5,201,499	5,231,858
Operating Loss	(2,683,395)	(1,841,513)	(773,883)	(126,100)
Other (Expense)	(98,691)	(29,786)	(43,647)	(46,746)
Income Tax (Benefit)	(2,554,889)	(615,454)	(159,983)	(45,685)
Less net income attributable to noncontrolling interest	50,309	—	—	—
Net Loss — Lannett Company, Inc.	$(277,506)	$(1,255,845)	$(657,547)	$(127,161)
Loss Per Share — Lannett Company, Inc.
Basic	$(0.01)	$(0.05)	$(0.03)	$(0.01)
Diluted	$(0.01)	$(0.05)	$(0.03)	$(0.01)

In the second quarter of Fiscal 2010 gross profit margins were 28%. The gross profit percentage decreased due to the decline in sales of prescription vitamins and two months of idle capacity costs at our Cody Labs subsidiary being directly expensed to the income statement.  In March 2009, the FDA issued a warning letter to seven companies including Lannett to remove Morphine Sulfate oral solution from the market until someone could submit an application and receive approval on such application.  In April 2009, due to shortages of this fairly necessary drug in the marketplace, the FDA reversed their position and allowed all seven companies to continue manufacturing and/or marketing Morphine Sulfate up until 180 days after someone received approval on a Morphine Sulfate application.  These actions by the FDA caused the DEA to withhold purchasing and manufacturing quota from some or all of these seven companies, including Lannett.  Although the Company had quota at that time, and quota issues were resolved by December 2009, the Cody Labs facility was left idle for the months of October and November 2009 due to the lack of Morphine Sulfate quota.

The effective tax rate in the second quarter of Fiscal 2010 was 95% due primarily to a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by 11% for the six months ended December 31, 2009, which in turn, had a significant impact on the second quarter of Fiscal 2010.

The Company recorded income tax expense of $527,000 in the third quarter of Fiscal 2010 resulting in an effective tax rate of 20% due primarily to the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $421,000.  The Company also reduced its liability for unrecognized tax benefits by approximately $216,000 as a result of the IRS settlement.

In the fourth quarter of Fiscal 2008 net sales increased largely due to a product recall of one of Lannett’s competitors.  Also during the fourth quarter of Fiscal 2008, the Company increased its returns reserve by $10.5 million, reflecting its expectation that 100% of the shipments of Prenatal Multivitamin made in the fourth quarter would be returned.  The Company’s expectation that all of the product would be returned was based on its inability to have the product specified as a brand equivalent, product complaints and information from its customers regarding their intentions to return the product.  Through June 30, 2010, approximately $10.1 million of the Multivitamin product had been returned.  In the fourth quarter of Fiscal 2010, the Company reversed approximately $387,000 to net sales as a result of new information that the Company received regarding the amount of Multivitamin product that remained to be returned to the Company.  This adjustment left a balance of approximately $17,000 of Multivitamin returns reserve on the consolidated balance sheet at June 30, 2010.

In addition, the Company increased the returns reserve in the fourth quarter of Fiscal 2008 by approximately $1.5 million based on an analysis of its historical returns experience, the average lag time between sales and returns and an evaluation of changing buying and inventory trends of both its direct and indirect customers.   As this change resulted from new information that the Company had received regarding the amount of Multivitamin product that remained to be returned to the Company.  The Company considers this to be a change in estimate as defined by the FASB’s authoritative guidance.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

Description	Balance at Beginning of Fiscal Year	Charged to (reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2010	$132,000	$—	$8,808	$123,192
2009	207,151	(87,913)	(12,762)	132,000
2008	250,000	48,284	91,133	207,151

Inventory Valuation
2010	$2,744,305	$1,279,781	$1,542,276	$2,481,810
2009	1,642,668	2,004,403	902,767	2,744,305
2008	923,920	2,679,902	1,961,154	1,642,668

Deferred Tax Asset Valuation Allowance
2010	$2,097,175	$(80,555)	$—	$2,016,620
2009	2,314,498	(217,323)	—	2,097,175
2008	2,667,550	(353,052)	—	2,314,498

Exhibit Index

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Incorporated by reference to Exhibit 10(af) to the Annual Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9 (Note A)	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10 (Note A)	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

10.11	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13	2007 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

Exhibit Number	Description	Method of Filing

10.14	Employment Agreement with Keith R. Ruck	Incorporated by reference to Exhibit 10.1 on Form 8-K dated October 13, 2009

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith