Form 10-Q
period 2010-09-30
LANNETT CO INC
filed 2010-11-12
CIK 57725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of November 4, 2010
Common stock, par value $0.001 per share	25,298,503 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$17,624,554	$21,895,648
Investment securities - available for sale	212,757	604,464
Trade accounts receivable (net of allowance of $123,192 and $123,192 respectively)	31,189,099	38,324,258
Inventories, net	21,036,591	19,056,868
Interest receivable	9,371	9,631
Prepaid taxes	498,215	—
Deferred tax assets	5,133,873	5,337,391
Other current assets	2,162,319	2,506,114
Total Current Assets	77,866,779	87,734,374

Property, plant and equipment	51,882,758	50,160,114
Less accumulated depreciation	(22,293,000)	(21,531,845)
	29,589,758	28,628,269

Construction in progress	3,680,223	2,939,898
Investment securities - available for sale	183,771	183,742
Intangible assets (product rights) - net of accumulated amortization	7,326,945	7,785,298
Deferred tax assets	12,524,544	12,544,330
Other assets	138,858	147,886
Total Assets	$131,310,878	$139,963,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$15,763,468	$16,280,675
Accrued expenses	2,498,862	3,464,181
Accrued payroll and payroll related	2,486,810	6,304,465
Income taxes payable	—	1,479,658
Current portion of long-term debt	4,826,601	4,851,278
Rebates, chargebacks and returns payable	13,359,608	15,249,412
Total Current Liabilities	38,935,349	47,629,669

Long-term debt, less current portion	2,834,973	2,868,549
Unearned grant funds	500,000	500,000
Other long-term liabilities	6,558	7,864
Total Liabilities	42,276,880	51,006,082
Commitment and Contingencies, See notes 10 and 11	—	—

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 24,929,131 and 24,882,123 shares, respectively	24,929	24,882
Additional paid in capital	80,410,648	79,862,940
Retained earnings	9,161,071	9,564,632
Noncontrolling interest	121,421	111,982
Accumulated other comprehensive income	52,588	44,692
	89,770,657	89,609,128
Less: Treasury stock at cost - 130,118 and 110,108 shares, respectively	(736,659)	(651,413)
TOTAL SHAREHOLDERS’ EQUITY	89,033,998	88,957,715

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,310,878	$139,963,797

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	September 30,
	2010	2009

Net sales	$25,395,927	$31,434,989
Cost of sales	18,900,048	19,012,318
Amortization of intangible assets	448,667	448,667
Product royalties	143,271	439,774

Gross profit	5,903,941	11,534,230

Research and development expenses	2,042,369	3,027,841
Selling, general, and administrative expenses	4,600,681	3,763,161
Gain on sale of investments	(12,641)	—

Operating (loss) income	(726,468)	4,743,228

Other income (expense):
Foreign currency gain	2,415	—
Interest income	11,231	23,099
Interest expense	(70,844)	(70,413)
	(57,198)	(47,314)

(Loss) income before income tax (benefit) expense	(783,666)	4,695,914
Income tax (benefit) expense	(389,544)	1,827,650
Net (loss) income	(394,122)	2,868,264
Less net income attributable to noncontrolling interest	(9,439)	(10,894)

Net (loss) income attributable to Lannett Company, Inc.	$(403,561)	$2,857,370

Basic (loss) income per common share - Lannett Company, Inc.	$(0.02)	$0.12
Diluted (loss) income per common share - Lannett Company, Inc.	$(0.02)	$0.11

Basic weighted average number of shares	24,899,530	24,533,562
Diluted weighted average number of shares	24,899,530	25,054,661

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional				Accum. Other
	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Stock	Interest	Income	Equity

Balance, June 30, 2010	24,882,123	$24,882	$79,862,940	$9,564,632	$(651,413)	$111,982	$44,692	$88,957,715

Shares issued in connection with employee stock purchase plan	14,610	15	54,254	—	—	—	—	54,269
Share based compensation
Restricted stock	—	—	174,755	—	—	—	—	174,755
Stock options	—	—	306,232	—	—	—	—	306,232
Employee stock purchase plan	—	—	12,499	—	—	—	—	12,499
Shares issued in connection with restricted stock grant	32,398	32	(32)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(85,246)	—	—	(85,246)
Other comprehensive income, net of income tax	—	—	—	—	—	—	7,896	7,896
Net (loss) income	—	—	—	(403,561)	—	9,439	—	(394,122)

Balance, September 30, 2010	24,929,131	$24,929	$80,410,648	$9,161,071	$(736,659)	$121,421	$52,588	$89,033,998

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net (loss) income	$(394,122)	$2,868,264
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,219,508	1,166,604
Deferred tax expense	227,143	388,427
Stock compensation expense	493,486	297,315
Other noncash expenses (income)	7,722	(26,391)
Gain on sale of assets	(12,641)	—
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	7,135,159	(1,152,466)
Inventories	(1,979,723)	(814,863)
Prepaid and income taxes payable	(1,977,873)	513,590
Prepaid expenses and other assets	344,055	58,142
Accounts payable	(517,207)	(1,155,783)
Accrued expenses	(965,319)	289,880
Rebates, chargebacks and returns payable	(1,889,804)	(871,703)
Accrued payroll and payroll related	(3,817,655)	(2,195,495)
Net cash used in operating activities	(2,127,271)	(634,479)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(2,462,969)	(1,067,261)
Purchase of intangible asset (product rights)	—	(500,000)
Proceeds from sale of investment securities - available for sale	394,721	—
Net cash used in investing activities	(2,068,248)	(1,567,261)

FINANCING ACTIVITIES:
Repayments of debt	(58,253)	(136,285)
Proceeds from issuance of stock	54,269	185,943
Purchase of treasury stock	(85,246)	(69,120)
Net cash used in financing activities	(89,230)	(19,462)

Effect of foreign currency rates on cash and cash equivalents	13,655	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,271,094)	(2,221,202)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,895,648	25,832,456

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,624,554	$23,611,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$100,856	$41,762
Income taxes paid	$1,361,186	$925,633

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Foreign Currency Translation - The local currency is the functional currency of its foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period-end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is recorded in a separate component of shareholders’ equity and changes to such are included in comprehensive income. Exchange adjustments resulting from transactions denominated in foreign currencies are recognized in the consolidated statements of operations.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2010 and 2009:

For the three months ended September 30, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,112,838)	(2,558,582)	(1,151,174)	—	(9,822,594)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	11,960,878	3,776,169	2,987,308	1,663,371	20,387,726
Actual credits issued related to sales recorded in Fiscal 2011	(7,056,592)	(2,347,273)	(1,387,700)	(1,663,371)	(12,454,936)
Reserve Balance as of September 30, 2010	$5,073,575	$2,436,345	$5,849,688	$—	$13,359,608

For the three months ended September 30, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(4,767,581)	(1,852,708)	(1,147,720)	—	(7,768,009)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	10,272,936	4,066,855	1,140,128	407,784	15,887,703
Actual credits issued related to sales recorded in Fiscal 2010	(7,000,389)	(1,789,955)	—	(407,784)	(9,198,128)
Reserve Balance as of September 30, 2009	$4,594,768	$2,961,938	$5,099,400	$—	$12,656,106

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,412 at June 30, 2010 to $13,359,608 at September 30, 2010.  The decrease in total reserves was due to a decrease in the rebates reserve as a result of a decrease in overall sales, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

The Company ships its products to the warehouses of its wholesale and retail chain customers.  When the Company and a customer enter into an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers.  The Company’s customer will reorder the product as its warehouse is depleted.  The Company generally has no minimum size orders for its customers.  Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory.  As such, the Company’s customers continually reorder the Company’s products.  It is common for the Company’s customers to order the same products on a monthly basis.  For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products.  This is important due to the fact that several generic competitors compete for the consumer demand for a given product.  Availability of inventory ensures that a manufacturer’s product is considered.  Otherwise, retail prescriptions would be filled with competitors’ products.  For this reason, the Company periodically offers incentives to its customers to purchase its products.  These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time.  Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time.  This period of time is generally up to three months.  The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment.  The Company’s products generally have 24 months or 36 months of shelf-life at the time of manufacture.  The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity.  If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts.  The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

The products that the Company sells are generic versions of brand named drugs.  The consumer markets for such drugs are well-established markets with many years of historically-confirmed consumer demand.  Such consumer demand may be affected by several factors, including alternative treatments and costs.  However, the effects of changes in such consumer demand for the Company’s products, like generic products manufactured by other generic companies, are gradual in nature.  Any overall decrease in consumer demand for generic products generally occurs over an extended period of time.  This is because there are thousands of doctors, prescribers, third-party payers, institutional formularies and other buyers of drugs that must change prescribing habits and medicinal practices before such a decrease would affect a generic drug market.  If the historical data the Company uses and the assumptions management makes to calculate its estimates of future returns, chargebacks, and other credits do not accurately approximate future activity, its net sales, gross profit, net income and earnings per share could change.  However, management believes that these estimates are reasonable based upon historical experience and current conditions.

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

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired during the three months ended September 30, 2010 or the fiscal year ended June 30, 2010.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development expenses are charged to operations as incurred.

Intangible Assets — In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset for the exclusive marketing and distribution rights obtained from JSP.  As of September 30, 2010 and June 30, 2010, management concluded the carrying value of the intangible asset was less than its fair value and, therefore, no impairment was required.  The Company will incur annual amortization expense of approximately $1,785,000 for the JSP intangible asset over the remaining term of the agreement.

On April 10, 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody. The consideration for the April 10, 2007 acquisition was approximately $4,438,000, which represented the fair value of the tangible net assets acquired. The agreement also required Lannett to issue to the sellers up to 120,000 shares of unregistered common stock of the Company contingent upon the receipt of a license from a regulatory agency.  This license was subsequently received in July 2008 and triggered the payment of 105,000 shares (87.5% of the 120,000 shares to be issued as the Company already owned 12.5% of Cody) of Lannett stock to the former owners of Cody Labs, which was completed in October 2008.  Therefore, the Company recorded an intangible asset related to the acquisition of a drug import license in the original amount of $581,175 and recorded a corresponding deferred tax liability of approximately $150,700 due to the non-deductibility of the amortization for tax purposes.  The Company has assigned a 15 year life to this intangible asset based on average life cycles of Lannett products.

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

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  The Company began shipping one of these product lines in October 2010 and it is expected that the Company will be able to produce the other two product lines by the second half of Fiscal 2011.  Amortization will begin when the Company starts shipping these products.  An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of September 30 and June 30, 2010, no impairment existed with respect to these assets.

For the three months ended September 30, 2010 and 2009, the Company incurred amortization expense of approximately $458,000 and $458,000, respectively. As of September 30, 2010 and June 30, 2010, accumulated amortization totaled approximately $9,916,000 and $9,458,000, respectively.

Future annual amortization expense consists of the following as of September 30, 2010:

Fiscal Year Ending June 30,	Annual Amortization Expense
2011	$1,375,059
2012	1,833,412
2013	1,833,412
2014	1,387,245
2015	48,745
Thereafter	349,072
$6,826,945

The amounts above do not include the ANDAs purchased in August 2009 for $500,000 as amortization will begin when the Company starts shipping these products.  As noted above, the Company began shipping one of these product lines in October 2010.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the three months ended September 30, 2010 and 2009 was approximately $19,000 and $10,000, respectively.

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

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
Medical Indication	2010	2009

Migraine Headache	$2,525,000	$2,663,000
Epilepsy	521,000	611,000
Prescription Vitamin	869,000	1,489,000
Heart Failure	3,229,000	4,852,000
Thyroid Deficiency	10,336,000	13,024,000
Antibiotic	1,381,000	1,661,000
Pain Management	2,900,000	3,880,000
Other	3,635,000	3,255,000

Total	$25,396,000	$31,435,000

Concentration of Market and Credit Risk - Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 41%, 13%, 10%, 4% and 3%, respectively of net sales for the three months ended September 30, 2010.  Those same products accounted for 41%, 15%, 8%, 3% and 5% respectively, of net sales for the three months ended September 30, 2009.

Four of the Company’s customers accounted for 23%, 13%, 9%, and 9%, respectively, of net sales for the three months ended September 30, 2010, and 25%, 12%, 8%, and 8%, respectively, of net sales for the three months ended September 30, 2009.  At September 30, 2010, four customers accounted for 64% of the Company’s accounts receivable balances.  At June 30, 2010, four customers accounted for 69% of the Company’s accounts receivable balances.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At September 30, 2010, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the 2006 Long-term Incentive Plan, or “2006 LTIP”).

At September 30, 2010, there were 2,058,851 options outstanding.  Of those, 1,032,925 were options issued under the 2006 LTIP, 820,693 were issued under the 2003 Plan, and 205,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 49,365 shares under options having already been exercised under that plan since its inception, leaving a balance of 254,942 shares in that plan for future issuances.  2,500,000 shares were authorized to be issued under the 2006 LTIP, with 94,725 shares under options having already been exercised under that plan since its inception.  At September 30, 2010, there were 237,500 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 372,689 shares having already vested under that plan since its inception.  At September 30, 2010, a balance of 762,161 shares is available in the 2006 LTIP for future issuances.

During the fiscal year ended June 30, 2010, the Company awarded 237,500 shares of restricted stock to management employees under the 2006 LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.

Stock compensation expense of $144,787 was recognized during the three months ended September 30, 2010 related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock to management employees under the 2006 LTIP, of which 74,464 of these shares vested 100% on January 1, 2008, and the remainder vested in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $29,968 and $43,007 was recognized during the three months ended September 30, 2010 and 2009, respectively, related to these shares of restricted stock.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the three months ended September 30:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2011	FY 2011	FY 2010	FY 2010
Risk-free interest rate	—%	—%	2.4%	—%
Expected volatility	—%	—%	67.1%	—%
Expected dividend yield	—%	—%	—%	—%
Forfeiture rate	—%	—%	5.0%	—%
Expected term	n/a	n/a	5.0 years	n/a
Weighted average fair value at date of grant	$—	$—	$4.86	$—

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended September 30,
	2010	2009
Share based compensation
Stock options	$306,232	$232,868
Employee stock purchase plan	12,499	21,440
Restricted stock	174,755	43,007
Tax benefit at statutory rate	31,467	27,604

Options outstanding that have vested and are expected to vest as of September 30, 2010 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,306,240	$7.96	$330,755	5.1
Options expected to vest	694,084	$6.55	$106,299	9.0
Total vested and expected to vest	2,000,324	$7.47	$437,054	6.5

A summary of nonvested restricted stock award activity as of September 30, 2010 and changes during the three months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2010	269,898	$1,778,814
Granted	—	—
Vested	(32,398)	(130,564)
Forfeited	—	—
Nonvested at September 30, 2010	237,500	$1,648,250

A summary of award activity under the Plans as of September 30, 2010 and 2009, and changes during the three months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2010	1,309,254	$6.11			749,597	$9.77
Granted	—	$—			—	$—
Exercised	—	$—			—	$—
Forfeited, expired or repurchased	—	$—			—	$—
Outstanding at September 30, 2010	1,309,254	$6.11	$353,362	7.3	749,597	$9.77	$89,926	5.2
Outstanding at September 30, 2010 and not yet vested	599,953	$6.45	$112,533	8.9	152,658	$6.99	$—	9.1
Exercisable at September 30, 2010	709,301	$5.83	$240,829	5.9	596,939	$10.48	$89,926	4.2

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2009	958,909	$5.60			626,772	$10.52
Granted	20,000	$8.48			—	$—
Exercised	(36,100)	$4.23			—	$—
Forfeited, expired or repurchased	(6,400)	$5.38			—	$—
Outstanding at September 30, 2009	936,409	$5.71	$2,217,739	7.2	626,772	$10.52	551,242	5.3
Outstanding at September 30, 2009 and not yet vested	350,474	$4.64	1,015,723	8.7	63,067	$4.51	187,483	8.1
Exercisable at September 30, 2009	585,935	$6.36	$1,202,016	6.3	563,705	$11.19	373,133	4.9

Options with a fair value of $342,556 vested during the three months ended September 30, 2010.  As of September 30, 2010, there was $2,786,917 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.  The Company issues new shares when stock options are exercised.

Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Earnings (loss) per Common Share — A dual presentation of basic and diluted earnings (loss) per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic earnings (loss) per share to diluted earnings per share.  Basic earnings (loss) per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.  A reconciliation of the Company’s basic and diluted income (loss) per share follows:

	Three Months Ended September 30,
	2010		2009
	Net (Loss) Attirbutable to Lannett	Shares	Net Income Attirbutable to Lannett	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic (loss) earnings per share factors	$(403,561)	24,899,530	$2,857,370	24,533,562

Effect of potentially dilutive option and restricted stock plans	—	—	—	521,099

Diluted (loss) earnings per share factors	$(403,561)	24,899,530	$2,857,370	25,054,661

Basic (loss) earnings per share	$(0.02)		$0.12
Diluted (loss) earnings per share	$(0.02)		$0.11

Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2010 and 2009 were 2,296,351 and 352,845, respectively.

Note 3.  New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The authoritative guidance is effective for the annual reporting period that begins after November 15, 2009. We do not expect the adoption of this authoritative guidance to have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. The FASB’s Accounting Standards Update (“ASU”) 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not anticipate that this update will have a material impact on our consolidated financial statements.

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

Inventories consist of the following:

	September 30, 2010	June 30, 2010

Raw materials	$7,840,599	$5,183,735
Work-in-process	2,588,395	2,375,396
Finished goods	9,865,669	10,527,630
Packaging supplies	741,928	970,106
	$21,036,591	$19,056,868

The preceding amounts are net of excess and obsolete inventory reserves of $3,115,605 and $2,481,810 at September 30, 2010 and June 30, 2010, respectively.

Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products. GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.” Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 act, the 1938 act or the 1962 amendments to the act.”  Efforts have included granting market exclusivity to approved GRASE or Grandfathered products and issuing notices to discontinue marketing certain products to companies currently producing these products.  Lannett currently manufactures and markets several products that are considered GRASE or Grandfathered products, including Morphine Sulfate Oral Solution.  The Company is currently litigating the issue of Grandfathered drugs with the FDA.  The FDA is currently undertaking activities to force all companies who manufacture Morphine Sulfate Oral Solution to file applications and seek approval for this product or remove their product from the market.  As of July 24, 2010, Lannett has stopped manufacturing and distributing Morphine Sulfate Oral Solution and as of September 30, 2010, the Company has approximately $2.0 million of Morphine Sulfate Oral Solution finished goods inventory.  Lannett has filed a 505(b)(2) New Drug Application and currently awaits FDA approval on the submission.  If the Company is rejected on its current application, if the current application takes significantly longer than eleven months to be approved, or if the FDA were to prevail on the current lawsuit filed by Lannett which seeks determination that Morphine Sulfate Oral Solution is a Grandfathered product, the Company is at risk of losing some or all of the approximately $2.0 million of Morphine Sulfate Oral Solution inventory as of September 30, 2010.  Lannett also has approximately $2.7 million of inventory value at September 30, 2010 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended September 30, 2010 and 2009 was approximately $762,000 and $708,000, respectively.

Property, plant and equipment consist of the following:

		September 30,	June 30,
	Useful Lives	2010	2010
Land	-	$1,375,103	$1,375,103
Building and improvements	10 - 39 years	23,970,883	23,101,751
Machinery and equipment	5 - 10 years	25,436,336	24,638,754
Furniture and fixtures	5 - 7 years	1,100,436	1,044,506
		$51,882,758	$50,160,114
Accumulated depreciation		(22,293,000)	(21,531,845)
		$29,589,758	$28,628,269

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The Company does not have any Level 1 available-for-sale securities as of September 30, 2010 or June 30, 2010.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 available-for-sale securities as of September 30, 2010 or June 30, 2010.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

September 30, 2010

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$208,671	$4,086	$—	$212,757
Corporate Bonds	179,507	4,264	—	183,771
	$388,178	$8,350	$—	$396,528

June 30, 2010

Available-for-Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$590,751	$13,713	$—	$604,464
Corporate Bonds	179,507	4,235	—	183,742
	$770,258	$17,948	$—	$788,206

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at September 30, 2010 and June 30, 2010 are summarized as follows:

	September 30, 2010		June 30, 2010
	Available for Sale		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$208,671	$212,757	$590,751	$604,464
Due after one year through five years	179,507	183,771	179,507	183,742
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total available-for-sale securities	388,178	396,528	770,258	788,206
Less current portion	208,671	212,757	590,751	604,464

Long term available-for-sale securites	$179,507	$183,771	$179,507	$183,742

The Company uses the specific identification method to determine the cost of securities sold. For the three months ended September 30, 2010, the Company had realized gains of $12,641, whereas for the three months ended September 30, 2009, the Company had no realized gains or losses.

As of September 30, 2010 and June 30, 2010, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of September 30, 2010, there were no individual securities in a continuous unrealized loss position.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.00% at September 30, 2010 and June 30, 2010, respectively). As of September 30, 2010 and June 30, 2010, the Company had $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of September 30, 2010, the Company was not in compliance with all financial covenants under the agreement, but received a waiver from its lending institution with respect to the failed covenant as of September 30, 2010. The noncompliance was caused by the direct use of cash to purchase and fit out Lannett’s third facility during the December 2009, March 2010 and June 2010 quarters over a period where the Company experienced reduced earnings caused by the DEA withholding production quota for Morphine Sulfate Oral Solution and the FDA actions barring Lannett from shipping Morphine Sulfate Oral Solution. As a result of the expected refinancing of the $4.5 million PIDC Regional Center, LP III loan which is due on January 1, 2011, the Company will consider renegotiation of its current covenant requirements.

The existing line of credit, which was scheduled to expire on November 30, 2010, was renewed and extended during the first quarter of Fiscal 2011 to November 30, 2011.   As part of the renewal agreement last fiscal year, the Company is no longer required to maintain any minimum deposit balances with Wells Fargo, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  As of September 30, 2010, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at September 30, 2010, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	September 30,	June 30,
	2010	2010
PIDC Regional Center, LP III loan	$4,500,000	4,500,000
Pennsylvania Industrial Development Authority loan	914,726	933,820
Pennsylvania Department of Community & Economic Development loan	61,923	88,141
Tax-exempt bond loan (PAID)	555,000	555,000
First National Bank of Cody mortgage	1,629,925	1,642,866

Total debt	7,661,574	7,719,827
Less current portion	4,826,601	4,851,278

Long term debt	$2,834,973	$2,868,549

	September 30,	June 30,
Current Portion of Long Term Debt	2010	2010
PIDC Regional Center, LP III loan	$4,500,000	$4,500,000
Pennsylvania Industrial Development Authority loan	77,600	77,091
Pennsylvania Department of Community & Economic Development loan	61,923	88,141
Tax-exempt bond loan (PAID)	130,000	130,000
First National Bank of Cody mortgage	57,078	56,046

Total current portion of long term debt	$4,826,601	$4,851,278

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds

(the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2010 and June 30, 2010 was 0.49% and 0.52%, respectively.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge substantially all of its assets to collateralize the amounts due.

The Company is the primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 16, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  Principal and interest payments of $14,782, at a fixed interest rate of 7.5%, are being made on a monthly basis through June 2026.  The mortgage loan is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ending September 30 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2011	$4,826,601
2012	276,284
2013	288,522
2014	305,716
2015	163,608
Thereafter	1,800,843

$7,661,574

Note 10.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.

In June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp. and Ther-Rx Corp (collectively, “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. In March 2009, the Company and KV settled the litigation.  In light of the withdrawal of KV’s innovator prenatal product due to FDA enforcement actions, and the resulting anticipated decline in sales and declining market for written prescription, the Company decided it was pointless to continue the litigation and entered into the settlement arrangement with KV.  Pursuant to the settlement, the Company received a license from KV and became an authorized generic provider.  During the terms of the license, the Company is to pay KV a royalty on all future sales of its Prenatal vitamin product.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.  In May 2010, the Company filed an action for declaratory relief in the Delaware Superior Court against KV seeking a declaration that KV breached its obligations under a settlement agreement entered into with the Company (the “Binding Agreement”).  In June 2010, KV filed a counterclaim to the complaint and asserted claims for breach of contract, declaratory judgment, negligent misrepresentation and fraud in connection with the Binding Agreement, alleging among other things that the Company has improperly withheld royalties from KV arising out of its sales of a pre-natal vitamin product.  KV filed a motion for summary judgment, which the Company opposed.  The Court has not yet held a hearing on the motion or ruled on it.

Note 11.   Commitments

Leases

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on approximately seven acres in Philadelphia.  The Company purchased this building in October 2009 for approximately $3.8 million plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs are expected to be financed through a series of loans with a bank and a Pennsylvania state run development agency. These loans can not be put in place until all construction has been completed and a proper certificate of occupancy has been obtained, due to a requirement by the state run development agency.  Construction was substantially complete by June 30, 2010. A certificate of occupancy was obtained by September 2010.  The financing is expected to be completed and funded by the second quarter of Fiscal 2011.  This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.   See Note 16.

Rental and lease expense for the three months ended September 30, 2010 and 2009 was approximately $22,000 and $82,000, respectively.

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

During the third quarter of Fiscal Year 2009, the Company’s former Vice President of Finance, Treasurer, Secretary and Chief Financial Officer resigned.  As part of his separation agreement, the Company is obligated to pay to him approximately $670,000 to settle any outstanding obligations from his employment agreement, including any salary, bonus, vacation, stock options and medical benefits.  Of this amount, $300,440 was paid in Fiscal 2009 with $165,000 designated for the payment of pro rated bonus, and $11,440 was designated for the payment of accrued but unused paid time off.  As part of the settlement, $124,000 was designated as the portion of the settlement related to the repurchase of his outstanding stock options. The Company therefore charged this amount to Additional Paid in Capital, as it represents the fair value of the options repurchased on the repurchase date.  Additional payments totaling approximately $369,000 for severance and benefits were paid in the first quarter of Fiscal 2011 pursuant to the separation agreement.

Fiscal 2010 Bonus

The Company accrued approximately $4,812,000 of incentive compensation costs at June 30, 2010, of which approximately $3,421,000 was paid in cash during the first quarter of Fiscal 2011. The remaining $1,391,000 is expected to be paid in unrestricted shares of Company stock, and which shares are expected to vest immediately upon grant.  These shares will only be granted upon the timely approval by the FDA of Lannett’s 505(b)(2) New Drug Application to manufacture and distribute its Morphine Sulfate Oral Solution product. The determination of the actual payment of this portion of the bonus is at the discretion of the CEO, dependent on the timing of the approval and the financial results of the Company dictated by the events surrounding the approval.

Note 12.  Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income is comprised of unrealized gains (losses) on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  There is no other comprehensive income (loss) attributable to the noncontrolling interest.  The components of comprehensive (loss) income and related taxes consisted of the following:

	For the Three Months Ended September 30,
	2010	2009

Net (Loss) Income	$(394,122)	$2,868,264
Foreign currency translation adjustments	13,655	—
Unrealized holding loss on securities	(9,598)	(3,751)
Tax effect	3,839	1,500

Total Other Comprehensive Income (Loss)	7,896	(2,251)

Total Comprehensive (Loss) Income	$(386,226)	$2,866,013

Note 13.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2010 and 2009 were $140,000 and $153,000, respectively.

Note 14.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of September 30, 2010, 231,803 shares have been issued under the ESPP.  Compensation expense of $12,499 and $21,440 relating to the ESPP was recognized for the three months ended September 30, 2010 and 2009, respectively.

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

The provision for federal, state and local income taxes for the three months ended September 30, 2010 and 2009 was tax (benefit) expense of approximately $(390,000) and $1,828,000, respectively, with effective tax rates of 50% and 39%, respectively.  The effective tax rate for the three months ended September 30, 2010 was higher compared to the three months ended September 30, 2009 due primarily to nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011. The Company expects its overall effective tax rate will be approximately 48% to 50% for the full year ended June 30, 2011.

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

As of September 30, 2010 and June 30, 2010, the Company reported total unrecognized tax benefits of $399,034.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2010 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2010 and June 30, 2010. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2006 and prior generally are no longer subject to review as such years generally are closed. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 16. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2010 and June 30, 2010 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.6 and $1.6 million at September 30, 2010 and June 30, 2010, respectively.

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

Note 17.  Related Party Transactions

The Company had sales of approximately $177,000 and $213,000 during the three months ended September 30, 2010 and 2009, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber (the “related party”), who is a current board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $164,000 and $161,000 at September 30, 2010 and June 30, 2010, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

Lannett Company, Inc. paid a management consultant who is related to Mr. Bedrosian $37,100 in fees during the three months ended September 30, 2010 and $21,420 in fees and $ 4,533 in reimbursable expenses during the three months ended September 30 2009.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its Bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2011. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 18.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 56% and 67% of the Company’s inventory purchases during the three months ended September 30, 2010 and 2009, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of September 30, 2010, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, are very dependent on an uninterrupted supply of product from JSP.  Should there be an interruption in the supply of product from JSP for any reason, this event would have a material impact to the financial condition of Lannett.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended September 30, 2010 and 2009:

For the three months ended September 30, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,112,838)	(2,558,582)	(1,151,174)	—	(9,822,594)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	11,960,878	3,776,169	2,987,308	1,663,371	20,387,726
Actual credits issued related to sales recorded in Fiscal 2011	(7,056,592)	(2,347,273)	(1,387,700)	(1,663,371)	(12,454,936)
Reserve Balance as of September 30, 2010	$5,073,575	$2,436,345	$5,849,688	$—	$13,359,608

For the three months ended September 30, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(4,767,581)	(1,852,708)	(1,147,720)	—	(7,768,009)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	10,272,936	4,066,855	1,140,128	407,784	15,887,703
Actual credits issued related to sales recorded in Fiscal 2010	(7,000,389)	(1,789,955)	—	(407,784)	(9,198,128)
Reserve Balance as of September 30, 2009	$4,594,768	$2,961,938	$5,099,400	$—	$12,656,106

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,412 at June 30, 2010 to $13,359,608 at September 30, 2010.  The decrease in total reserves is due to a decrease in the rebates reserve as a result of a decrease in overall sales, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The decrease of reserves to $13,359,608 at September 30, 2010 from $15,249,412 at June 30, 2010 is due to the timing of credits being processed by the customers and by the Company.  Approximately $9,823,000 or 64% of the reserve balance from June 30, 2010 has been processed through the first three months of Fiscal 2011.  Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The Company also regularly monitors accounts receivable (“AR”) balances by reviewing both net and gross day’s sales outstanding (“DSO”).  Net DSO is calculated by dividing gross accounts receivable less the reserve for rebates and chargebacks by the average daily net sales for the period.  Gross DSO shows the result of the same calculation without regard to rebates and chargebacks.

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

The following table shows the results of these calculations as of the relevant periods:

	9/30/10	6/30/10	9/30/09
Net DSO (in days)	86	77	68
Gross DSO (in days)	63	69	62

The level of net DSO at September 30, 2010 is higher than the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.  The increase is due to a higher percentage of sales being shipped at the end of the quarter.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the September 30, 2010 and June 30, 2010 balance sheets are consolidated VIE assets of approximately $1.9 million and $1.9 million, respectively, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.6 and $1.6 million at September 30, 2010 and June 30, 2010, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

Results of Operations - Three months ended September 30, 2010 compared with three months ended September 30, 2009

Net sales for the three months ended September 30, 2010 (“Fiscal 2011”) decreased 19% to $25,396,000 from $31,435,000 for the three months ended September 30, 2009 (“Fiscal 2010”). The following factors contributed to the $6,039,000 decrease in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	-30%	-4%
Antibiotics	-22%	7%
Prescription Vitamins	-64%	60%
Epilepsy	16%	-27%
Thyroid Deficiency	-1%	-19%
Pain Management	-21%	-5%
Migraine Headache	4%	-8%

Sales of drugs used in the treatment of thyroid deficiency decreased by approximately $2,688,000 primarily as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling approximately $1,262,000.  The overall decrease in sales was also affected by a decrease in sales of drugs for the treatment of congestive heart failure by approximately $1,623,000 for the three months ended September 30, 2010 compared to September 30, 2009 mainly due to a decrease in the volume of bottles shipped, as well as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling approximately $154,000.  Sales of drugs used for pain management decreased by approximately $980,000 for the three months ended September 30, 2010 compared to September 30, 2009. This decrease is primarily the result of $2,800,000 of lost revenues as a result of the FDA’s action to force Lannett and all but one competitor to cease manufacturing and/or distributing Morphine Sulfate Oral Solution effective July 24, 2010.  Partially offsetting the lost Morphine Sulfate Oral Solution revenues were an increase in demand for other pain management products including Hydromorphone and Oxycodone which increased $1,199,000 and $666,000, respectively for the three months ended September 30, 2010 compared to September 30, 2009.  Net sales of our prescription vitamins also decreased by approximately $620,000 due to a lack of selling activities by the branded drug company.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
Customer Category	2010	2009

Wholesaler/ Distributor	$12,717,000	$15,169,000
Retail Chain	11,724,000	14,732,000
Mail-Order Pharmacy	955,000	1,534,000

Total	$25,396,000	$31,435,000

The sales to wholesaler/distributor decreased primarily as a result of the FDA’s action to force all but one competitor to cease manufacturing and/or distributing Morphine Sulfate Oral Solution effective July 24, 2010 as discussed above.  The sales to retail chains decreased primarily as a result of the competitive price reductions on two products in order to retain one of our major customers as discussed above.

Cost of sales for the first quarter decreased 2% to $19,492,000 in Fiscal 2011 from $19,901,000 in Fiscal 2010.  The decrease reflected the impact of the 19% decrease in sales.  The decrease in cost of sales was less than the decrease in sales due to a change in the mix of products sold.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first quarter of Fiscal 2011 and Fiscal 2010 were 23% and 37%, respectively. Gross profit percentage decreased due to the overall decline in sales described above and due to product mix.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first quarter decreased 33% to $2,042,000 for Fiscal 2011 from $3,028,000 for Fiscal 2010.  The decrease is primarily due to the timing of milestone achievements for costs of products in development and completed phases for several biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses in the first quarter increased 22% to $4,601,000 in Fiscal 2011 from $3,763,000 in Fiscal 2010.  The increase is primarily due to increased legal costs related to the litigation with the FDA regarding the status of Grandfathered products, including our Morphine Sulfate Oral solution. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense was flat with $71,000 recorded in the first quarter of Fiscal 2011 compared to $70,000 in Fiscal 2010. Interest income in the first quarter decreased to $11,000 in Fiscal 2011 from $23,000 in Fiscal 2010 due to lower interest earned on smaller investment securities balances.

The Company recorded an income tax benefit in the first quarter of 2011 of $390,000 compared to income tax expense of $1,828,000 in the first quarter of Fiscal 2010. The effective tax rate for the three months ended September 30, 2010 was 50%, compared to 39% for the three months ended September 30, 2009.  The effective tax rate for the three months ended September 30, 2010 was higher compared to the three months ended September 30, 2009 due primarily to nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011.  The Company expects its overall effective tax rate will be approximately 48% to 50% for the full year ended June 30, 2011.

The Company reported a net loss attributable to Lannett of approximately $404,000 in the first quarter of Fiscal 2011, or $0.02 basic and diluted loss per share, as compared to net income attributable to Lannett of approximately $2,857,000 in the first quarter Fiscal 2010, or $0.12 basic and $0.11 diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2010, working capital was $38,931,430, as compared to $40,104,705 at June 30, 2010, a decrease of $1,173,275.

Net cash used in operating activities of $2,127,000 in the first three months of Fiscal 2011 reflected a net loss of $394,000, after adjusting for non-cash items of $1,935,000, as well as cash used by changes in operating assets and liabilities of $3,668,000.  Significant changes in operating assets and liabilities are comprised of:

•                  A decrease in trade accounts receivable of $7,135,000 primarily as a result of decreased sales in the first quarter of Fiscal 2011.

•                  An increase in inventories of $1,980,000 primarily due to returned Morphine Sulfate Oral Solution product as a result of the FDA’s action to force all but one competitor to cease manufacturing and/or distributing this product effective July 24, 2010.

•                  An increase in prepaid taxes of $498,000 from an income taxes payable balance of $1,480,000 due to estimated tax payments made in September 2010 related to Fiscal 2010.

•                  A decrease in accounts payable of $517,000 due to the timing of payments at the end of the month.

•                  A decrease in accrued expenses of $965,000 primarily due to the timing of biostudy and product development milestone achievements.

•                  A decrease in rebates, chargebacks and returns payable of $1,890,000 primarily due to a decrease in the rebates reserve as a result of a decrease in overall sales, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

•                  A decrease in accrued payroll and payroll related costs of $3,818,000 primarily related to the payment in the first quarter of Fiscal 2011 of the Fiscal 2010 accrued incentive compensation costs totaling approximately $3,421,000.

Net cash used in investing activities of $2,068,000 for the three months ended September 30, 2010 is mainly the result of purchases of property, plant and equipment of $2,463,000, partially offset by proceeds of $395,000 from the sale of available for sale investment securities.

Net cash used in financing activities of $89,000 for the three months ended September 30, 2010 was primarily due to the purchase of shares of treasury stock totaling $85,000 partially offset by proceeds from the issuance of stock of $54,000.  The Company also made scheduled debt repayments of $58,000.

Long-term debt amounts due, for the twelve month periods ended September 30 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2011	$4,826,601
2012	276,284
2013	288,522
2014	305,716
2015	163,608
Thereafter	1,800,843

$7,661,574

The Company has a $3,000,000 line of credit from Wells Fargo, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.00% at September 30, 2010 and June 30, 2010, respectively). As of September 30, 2010 and June 30, 2010, the Company has $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of September 30, 2010, the Company was not in compliance with all financial covenants under the agreement, but received a waiver from its lending institution with respect to the failed covenant as of September 30, 2010. The noncompliance was caused by the direct use of cash to purchase and fit out Lannett’s third facility during the December 2009, March 2010 and June 2010 quarters over a period where the Company experienced reduced earnings caused by the DEA withholding production quota for Morphine Sulfate Oral Solution and the FDA actions barring Lannett from shipping Morphine Sulfate Oral Solution. As a result of the expected refinancing of the $4.5 million PIDC Regional Center, LP III loan which is due on January 1, 2011, the Company will consider renegotiation of its current covenant requirements.

The existing line of credit, which was scheduled to expire on November 30, 2010, was renewed and extended during the first quarter of Fiscal 2011 to November 30, 2011.   As part of the renewal agreement last fiscal year, the Company is no longer required to maintain any minimum deposit balances with Wells Fargo, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

In December 2005, the Company borrowed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The Company pays a bi-annual interest payment at a rate equal to two and one-half percent per annum.  The outstanding principal balance is due and payable on January 1, 2011.  The Company intends to refinance this loan prior to its maturity date.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $914,726 outstanding as of September 30, 2010 with $77,600 currently due.

The Company borrowed $500,000 from the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of September 30, 2010, $61,923 is outstanding and currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2010 was 0.49%.  At September 30, 2010, the Company has $555,000 outstanding on the Authority loan, of which $130,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo to secure payment of the Authority Loan and a portion of the related accrued interest.  At September 30, 2010, no portion of the letter of credit has been utilized.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has pledged substantially all of its assets to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See note 16 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782, at a fixed rate of 7.5%, to be made through June 2026.  As of September 30, 2010, $1,629,925 is outstanding under the mortgage loan, of which $57,078 is classified as currently due. The mortgage is collateralized by the land and building.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. As of September 30, 2010, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at September 30, 2010, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Prospects for the Future

Generic pharmaceutical manufacturers and distributors are constantly faced by pricing pressure in the marketplace as competitors attempt to lure business from distributors, wholesalers and chain retailers by offering lower prices than the incumbent supplier.  Lannett tries to differentiate itself in the marketplace by complementing its lower cost offerings with higher levels of customer service and quality of the products.  But as Lannett enters Fiscal Year 2011, there is an increasing number of competitors on our key products that are attempting to supplant Lannett as the preferred vendor.  Lannett will continue to evaluate each event as it arises, but any reductions in either volumes or pricing will have a negative impact on the gross profit margins of the Company.

During the First Quarter of Fiscal 2011, Lannett faced significant pricing challenges on its top two selling products.  In order to keep the volume of business with the specific customer involved, Lannett chose to reduce its selling price on both of the products.  This price reduction will have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

The Company has several generic products under development.  These products are all orally-administered, topical and parenteral products designed to be generic equivalents to brand named innovator drugs.  The Company’s developmental drug products are intended to treat a diverse range of indications.  As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market.  These ANDAs are dormant on the Company’s records.  Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it.  If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug.  The Company would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.   Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA.  Recently, the FDA has announced that it will prioritize its review of 3,800 Chemistry Manufacturing and Control (“CMC”) supplements in order to make progress on reviewing a backlog of over 2,200 ANDAs.  This could negatively impact the sales of existing products.

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

Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area. The sale of pain management products approximated 11% of Net Sales for the full year Fiscal 2010.  Additionally, the API and dosage form production of these products were performed at our Cody Labs operations and, due to the increased volumes of sales on these products, allowed Cody to be profitable for the entire 2010 fiscal year.  Due to the FDA’s actions against Morphine Sulfate Oral Solution and a slow down in the demand for one other product that is manufactured at Cody, Lannett expects a decrease in the percentage of sales related to pain management products in the short term. At the time the FDA approves the Company’s current 505(b)(2) New Drug Application for Morphine Sulfate Oral Solution, the Company expects the portion of net sales related to pain management products to increase again.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo, N.A. that bears interest at the prime interest rate less 0.25% (3.00% at September 30, 2010 and June 30, 2010, respectively). As of September 30, 2010 and June 30, 2010, the Company has $3,000,000 of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  The existing line of credit which was to expire on November 30, 2010, was renewed and extended to November 30, 2011.

The Company invests in U.S. government agency securities and corporate bonds which are exposed to interest rate fluctuations.  The interest earned on these investments may vary based on fluctuations in the interest rate.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.

In June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp. and Ther-Rx Corp (collectively, “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  After the complaint was filed, KV countered with a motion for a Temporary Restraining Order (“TRO”) to prevent the Company from launching its Multivitamin with Mineral Capsules (“MMCs”), due to alleged patent and trademark infringement issues.  The TRO was heard and, ultimately, resulted in a conclusion by the court that the Company’s product label on the MMCs should be modified.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. In March 2009, the Company and KV settled the litigation.  In light of the withdrawal of KV’s innovator prenatal product due to FDA enforcement actions, and the resulting anticipated decline in sales and declining market for written prescription, the Company decided it was pointless to continue the litigation and entered into the settlement arrangement with KV.  Pursuant to the settlement, the Company received a license from KV and became an authorized generic provider.  During the terms of the license, the Company is to pay KV a royalty on all future sales of its Prenatal vitamin product.  Lannett will cease offering its Prenatal vitamin product if and when the brand is restored to the marketplace.  In May 2010, the Company filed an action for declaratory relief in the Delaware Superior Court against KV seeking a declaration that KV breached its obligations under a settlement agreement entered into with the Company (the “Binding Agreement”).  In June 2010, KV filed a counterclaim to the complaint and asserted claims for breach of contract, declaratory judgment, negligent misrepresentation and fraud in connection with the Binding Agreement, alleging among other things that the Company has improperly withheld royalties from KV arising out of its sales of a pre-natal vitamin product.  KV filed a motion for summary judgment, which the Company opposed.  The Court has not yet held a hearing on the motion or ruled on it.

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

Approximately 69% of our fiscal year 2010 sales are of distributed products, primarily manufactured by JSP.  Two of theses products are Levothyroxine Sodium (“Levo”) and Digoxin, which accounted for 41% and 17%, respectively, of our Fiscal 2010 net sales, and 40% and 22%, respectively, of our net sales for Fiscal 2009.  Sales of Levo and Digoxin accounted for 40% and 13%, respectively, of our and net sales for the three months ended September 30, 2010, and 41% and 15%, respectively, of our net sales for the three months ended September 30, 2009.  If the supply of these products is interrupted in any way by any form of temporary or permanent business interruption to JSP, including but not limited to fire or other naturally-occurring, damaging event to their physical plant and/or equipment, breakdown and/or delayed replacement or installation of production equipment, condemnation of their facility, legislative or regulatory cease and desist declaration regarding their operations, and any interruption in their source of API for their products, our operating results could be materially adversely affected.  We do not have, at this time, a second source for these products.

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

During the First Quarter of Fiscal 2011, Lannett faced significant pricing challenges on its top two selling products.  In order to keep the volume of business with the specific customer involved, Lannett chose to reduce its selling price on both of the products.  This price reduction will have a significant impact to the gross profit margins and profitability of Lannett in the future.

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

Additionally, certain products, marketed prior to the Federal Food, Drug and Cosmetic Act may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 act, 1938 act or the 1962 amendments to the act.”  Under the Grandfathered drug clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.” Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for these GRASE or Grandfathered products.  Efforts have included granting market exclusivity to approved GRASE products or Grandfathered drugs and issuing enforcement actions against companies currently producing these products.  Lannett currently manufactures and markets several products that are considered Grandfathered drug products, including Morphine Sulfate Oral Solution.  The FDA is currently undertaking enforcement actions to force all companies who manufacture Morphine Sulfate Oral Solution to file applications and seek approval for their product or remove their product from the market.  As of July 24, 2010, Lannett has stopped manufacturing and distributing Morphine Sulfate Oral Solution and as of the date of this Form 10-Q, the Company has approximately $2.0 million of Morphine Sulfate Oral Solution finished goods inventory.  Lannett has filed a 505(b)(2) New Drug Application and currently awaits FDA approval on the submission.  Due to this application, Lannett has an additional $1.4 million of prepaid assets on its balance sheet as of September 30, 2010. The Company expects a refund of at least half of this application fee and approval on this application within the next few months.  If the Company is rejected on its current application, if the current application takes significantly longer than eleven months to be approved, or if the FDA were to prevail on the current lawsuit filed by Lannett which seeks determination that Morphine Sulfate Oral Solution is a Grandfathered product, the Company is at risk of losing some or all of the approximately $2.0 million of Morphine Sulfate Oral Solution inventory and $1.4 million prepaid asset recorded on its books as of September 30, 2010, and approximately 5% to 8 % in projected future annual Net Sales.  Lannett also has approximately $2.7 million of inventory value at September 30, 2010 of other Grandfathered products which would also be at risk if the FDA were to pursue activities on these products similar to their actions on Morphine Sulfate Oral Solution.

In addition, Lannett, as well as many of our significant suppliers of distributed product and raw materials, is subject to periodic inspection of facilities, procedures and operations and/or the testing of the finished products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that pharmaceutical companies are in compliance with all applicable regulations.  The FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether systems and processes are in compliance with cGMP, and other FDA regulations.  Following such inspections, the FDA may issue notices on Form 483 that could cause us or our suppliers to modify certain activities identified during the inspection.  A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations.  The DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, record-keeping, and distribution of drugs that are considered controlled substances. Some of the pain management products we manufacture contain controlled substances. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us.

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

•                  receiving requisite regulatory approvals for such products in a timely manner;  the FDA has recently published that it now takes at least 26 months on average to review and approve ANDA applications;

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of Arthur P. Bedrosian, our President and Chief Executive Officer, and our other key personnel.  If we lose the services of Mr. Bedrosian or our other key personnel, or if he or they are unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.  If the employment of any of our current key personnel is terminated, we cannot assure you that we will be able to attract and replace the employee with the same caliber of key personnel.  As such, we have entered into employment agreements with all of our senior executive officers to help prevent the loss of our key personnel.

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

For the fiscal year ended June 30, 2010, our three largest customers accounted for 26%, 11% and 9%, respectively, of our net sales. For the three months ended September 30, 2010, our three largest customers accounted for 23%, 13% and 9%, respectively, of our net sales.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company has no long-term supply agreements with its customers that would require them to purchase our products.

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

LANNETT COMPANY, INC.

Dated: November 12, 2010	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: November 12, 2010	By:	/s/ Keith R. Ruck
Keith R. Ruck
Vice President of Finance and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith