Form 10-Q
period 2010-12-31
LANNETT CO INC
filed 2011-02-14
CIK 57725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 001-31298

LANNETT COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of February 7, 2011
Common stock, par value $0.001 per share	28,379,666 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2010	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$23,217,833	$21,895,648
Investment securities - available for sale	211,453	604,464
Trade accounts receivable (net of allowance of $123,363 and $123,192 respectively)	35,304,624	38,324,258
Inventories, net	21,404,083	19,056,868
Interest receivable	9,289	9,631
Prepaid taxes	532,366	—
Deferred tax assets	4,671,725	5,337,391
Other current assets	2,491,071	2,506,114
Total Current Assets	87,842,444	87,734,374

Property, plant and equipment	53,312,268	50,160,114
Less accumulated depreciation	(22,938,544)	(21,531,845)
	30,373,724	28,628,269

Construction in progress	3,896,439	2,939,898
Investment securities - available for sale	182,939	183,742
Intangible assets (product rights) - net of accumulated amortization	6,863,175	7,785,298
Deferred tax assets	11,513,691	12,544,330
Other assets	129,830	147,886
Total Assets	$140,802,242	$139,963,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$14,308,432	$16,280,675
Accrued expenses	1,135,201	3,464,181
Accrued payroll and payroll related	915,469	6,304,465
Income taxes payable	—	1,479,658
Current portion of long-term debt	303,598	4,851,278
Rebates, chargebacks and returns payable	14,033,892	15,249,412
Total Current Liabilities	30,696,592	47,629,669

Long-term debt, less current portion	2,773,547	2,868,549
Unearned grant funds	500,000	500,000
Other long-term liabilities	5,135	7,864
Total Liabilities	33,975,274	51,006,082
Commitment and Contingencies, See notes 10 and 11	—	—

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 28,330,933 and 24,882,123 shares, respectively	28,331	24,882
Additional paid in capital	95,993,352	79,862,940
Retained earnings	11,514,225	9,564,632
Noncontrolling interest	118,263	111,982
Accumulated other comprehensive income	45,100	44,692
	107,699,271	89,609,128
Less: Treasury stock at cost - 156,611 and 110,108 shares, respectively	(872,303)	(651,413)
TOTAL SHAREHOLDERS’ EQUITY	106,826,968	88,957,715

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,802,242	$139,963,797

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$30,039,257	$28,716,713	$55,435,184	$60,151,702
Cost of sales	21,669,746	19,892,781	40,569,794	38,905,099
Amortization of intangible assets	473,456	448,666	922,123	897,333
Product royalties	(460,631)	298,288	(317,360)	738,062

Gross profit	8,356,686	8,076,978	14,260,627	19,611,208

Research and development expenses	1,660,711	2,730,112	3,703,080	5,757,953
Selling, general, and administrative expenses	2,874,879	4,049,391	7,475,560	7,812,552
Gain on sale of investments	(2,124)	—	(14,765)	—
Gain on sale of assets	(1,266)	(235)	(1,266)	(235)

Operating income	3,824,486	1,297,710	3,098,018	6,040,938

Other income (expense):
Foreign currency gain	1,550	708	3,965	708
Interest income	3,877	21,184	15,108	44,283
Interest expense	(76,008)	(84,091)	(146,852)	(154,504)
	(70,581)	(62,199)	(127,779)	(109,513)

Income before income tax expense	3,753,905	1,235,511	2,970,239	5,931,425
Income tax expense	1,393,909	1,169,996	1,004,365	2,997,646
Net income	2,359,996	65,515	1,965,874	2,933,779
Less net income attributable to noncontrolling interest	(6,842)	(10,923)	(16,281)	(21,817)

Net income attributable to Lannett Company, Inc.	$2,353,154	$54,592	$1,949,593	$2,911,962

Basic income per common share - Lannett Company, Inc.	$0.09	$0.00	$0.08	$0.12

Diluted income per common share - Lannett Company, Inc.	$0.09	$0.00	$0.08	$0.12

Basic weighted average number of shares	25,420,474	24,713,006	25,160,002	24,623,284
Diluted weighted average number of shares	25,773,609	25,207,764	25,510,792	25,152,455

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional				Accum. Other
	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Stock	Interest	Income	Equity

Balance, June 30, 2010	24,882,123	$24,882	$79,862,940	$9,564,632	$(651,413)	$111,982	$44,692	$88,957,715

Exercise of stock options	57,700	58	223,523	—	—	—	—	223,581
Shares issued in connection with employee stock purchase plan	29,557	30	110,903	—	—	—	—	110,933
Share based compensation
Restricted stock	—	—	310,183	—	—	—	—	310,183
Stock options	—	—	557,618	—	—	—	—	557,618
Employee stock purchase plan	—	—	24,292	—	—	—	—	24,292
Shares issued in connection with public stock offering	3,250,000	3,250	14,947,092	—	—	—	—	14,950,342
Shares issued in connection with restricted stock grant	111,553	111	(111)	—	—	—	—	—
Tax shortfall on stock options exercised	—	—	(43,088)	—	—	—	—	(43,088)
Purchase of treasury stock	—	—	—	—	(220,890)	—	—	(220,890)
Distribution to noncontrolling interests	—	—	—	—	—	(10,000)	—	(10,000)
Other comprehensive income, net of income tax	—	—	—	—	—	—	408	408
Net income	—	—	—	1,949,593	—	16,281	—	1,965,874

Balance, December 31, 2010	28,330,933	$28,331	$95,993,352	$11,514,225	$(872,303)	$118,263	$45,100	$106,826,968

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,965,874	$2,933,779
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Depreciation and amortization	2,366,238	2,313,014
Deferred tax expense	1,700,998	1,265,503
Stock compensation expense	892,093	739,772
Other noncash expenses (income)	15,327	(18,717)
Gain on sale of assets	(16,031)	(235)
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	3,019,634	685,275
Inventories	(2,347,215)	(2,580,490)
Prepaid and income taxes payable	(2,012,024)	(1,519,595)
Prepaid expenses and other assets	15,385	(518,702)
Accounts payable	(1,972,243)	(2,417,271)
Accrued expenses	(2,328,980)	282,710
Rebates, chargebacks and returns payable	(1,215,520)	890,068
Accrued payroll and payroll related	(5,388,996)	(1,832,436)
Net cash (used in) provided by operating activities	(5,305,460)	222,675

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(4,146,111)	(6,342,994)
Proceeds from sale of property, plant and equipment	1,266	10,000
Purchase of intangible asset (product rights)	—	(500,000)
Proceeds from sale of investment securities - available for sale	396,845	—
Net cash used in investing activities	(3,748,000)	(6,832,994)

FINANCING ACTIVITIES:
Proceeds from public stock offering	14,950,342	—
Proceeds from issuance of stock	334,514	637,552
Tax (shortfall) benefit on stock options exercised	(43,088)	45,150
Purchase of treasury stock	(220,890)	(69,120)
Repayments of debt	(4,642,682)	(193,324)
Distribution to noncontrolling interests	(10,000)	—
Net cash provided by financing activities	10,368,196	420,258

Effect of foreign currency rates on cash and cash equivalents	7,449	10,899

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,322,185	(6,179,162)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,895,648	25,832,456

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,217,833	$19,653,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$203,198	$97,392
Income taxes paid	$1,363,186	$3,227,383
Lannett stock issued - Fiscal 2009 accrued incentive compensation	$—	$758,712

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, as well as the consolidation of Cody LCI Realty, LLC, a variable interest entity.  See Note 17 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2010 and 2009:

For the six months ended December 31, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,276,265)	(3,430,837)	(2,159,841)	—	(11,866,943)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	26,050,129	8,175,552	4,108,593	1,792,265	40,126,539
Actual credits issued related to sales recorded in Fiscal 2011	(20,058,189)	(5,801,174)	(1,823,488)	(1,792,265)	(29,475,116)
Reserve Balance as of December 31, 2010	$5,997,802	$2,509,572	$5,526,518	$—	$14,033,892

For the six months ended December 31, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(5,045,921)	(2,455,912)	(2,336,002)	—	(9,837,835)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	22,373,840	9,050,542	2,649,924	608,323	34,682,629
Actual credits issued related to sales recorded in Fiscal 2010	(17,840,184)	(5,847,204)	—	(608,323)	(24,295,711)
Reserve Balance as of December 31, 2009	$5,577,537	$3,285,172	$5,420,914	$—	$14,283,623

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,412 at June 30, 2010 to $14,033,892 at December 31, 2010.  The decrease in total reserves was mainly due to a decrease in the rebates reserve as a result of a timing of credits taken by customers, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

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

Investment Securities - The Company’s investment securities consist of marketable debt securities, primarily in U.S. government and agency obligations.  All of the Company’s marketable debt securities are classified as available-for-sale and recorded at fair value, based on quoted market prices.  Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on marketable debt securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its marketable securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired during the six months ended December 31, 2010 or the fiscal year ended June 30, 2010.

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

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  The Company began shipping one of these product lines in October 2010.  Accordingly, the Company allocated $325,000 of the purchase price to this product line, based on the relative fair market values of the acquired ANDAs, which is being amortized on a straight line basis over its 15 year estimated product life. It is expected that the Company will be able to produce the other two product lines by the second half of Fiscal 2011.  Amortization will begin on the remaining $175,000 when the Company starts shipping these products.

An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of December 31 and June 30, 2010, no impairment existed with respect to these non-amortized assets.

For the three months ended December 31, 2010 and 2009, the Company incurred amortization expense of approximately $473,000 and $459,000, respectively. For the six months ended December 31, 2010 and 2009, the Company incurred amortization expense of approximately $922,000 and $917,000, respectively.  As of December 31, 2010 and June 30, 2010, accumulated amortization totaled approximately $10,380,000 and $9,458,000, respectively.

Future annual amortization expense consists of the following as of December 31, 2010:

Fiscal Year Ending June 30,	Annual Amortization Expense
2011	$927,539
2012	1,855,079
2013	1,855,079
2014	1,408,912
2015	70,412
Thereafter	571,155
$6,688,175

The amounts above do not include two of the product lines covered by the ANDAs purchased in August 2009 for $175,000 as amortization will begin when the Company starts shipping these products.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the six months ended December 31, 2010 and 2009 was approximately $20,000 and $11,000, respectively.

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

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and six months ended December 31, 2010 and 2009:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2010	2009	2010	2009

Migraine Headache	$2,511,000	$2,476,000	$5,036,000	$5,139,000
Epilepsy	360,000	428,000	881,000	1,039,000
Prescription Vitamin	952,000	1,567,000	1,821,000	3,056,000
Heart Failure	3,520,000	5,289,000	6,748,000	10,142,000
Thyroid Deficiency	12,231,000	13,085,000	22,567,000	26,109,000
Antibiotic	1,456,000	1,558,000	2,838,000	3,219,000
Pain Management	5,502,000	1,084,000	8,402,000	4,964,000
Other	3,507,000	3,230,000	7,142,000	6,484,000

Total	$30,039,000	$28,717,000	$55,435,000	$60,152,000

Concentration of Market and Credit Risk - Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 41%, 12%, 9%, 7% and 5%, respectively of net sales for the six months ended December 31, 2010.  Those same products accounted for 43%, 17%, 9%, 1% and 1% respectively, of net sales for the six months ended December 31, 2009.  For the three months ended December 31, 2010 and 2009, the same five products accounted for 41%, 12%, 10%, 8% and 4%, and 46%, 18%, 1%, 9% and 2%, respectively, of net sales.

Four of the Company’s customers accounted for 21%, 15%, 11%, and 9%, respectively, of net sales for the six months ended December 31, 2010, and 30%, 5%, 5%, and 8%, respectively, of net sales for the six months ended December 31, 2009.  For the three months ended December 31, 2010 and 2009, four customers accounted for 23%, 14%, 12%, and 10%, and 29%, 5%, 6%, and 9%, respectively, of net sales.  At December 31, 2010, four customers accounted for 71% of the Company’s accounts receivable balances.  At June 30, 2010, four customers accounted for 69% of the Company’s accounts receivable balances.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At December 31, 2010, the Company had three stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” and the 2006 Long-term Incentive Plan, or “2006 LTIP”).

At December 31, 2010, there were 2,001,151 options outstanding.  Of those, 978,225 were options issued under the 2006 LTIP, 817,693 were issued under the 2003 Plan, and 205,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 52,365 shares under options having already been exercised under that plan since its inception, leaving a balance of 254,942 shares in that plan for future issuances.  2,500,000 shares were authorized to be issued under the 2006 LTIP, with 149,425 shares under options having already been exercised under that plan since its inception.  At December 31, 2010, there were 158,345 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 451,844 shares having already vested under that plan since its inception.  At December 31, 2010, a balance of 762,161 shares is available in the 2006 LTIP for future issuances.

In January 2011, the shareholders of the Company approved a new stock option and restricted stock award plan, the 2011 Long-Term Incentive Plan (“2011 LTIP”), which authorized 1,500,000 new shares of common stock for future issuances under this new plan.

During the fiscal year ended June 30, 2010, the Company awarded 237,500 shares of restricted stock to management employees under the 2006 LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $135,428 and $90,089 was recognized during the three months ended December 31, 2010 and 2009, respectively, related to these shares of restricted stock. Stock compensation expense of $280,215 and $90,089 was recognized during the six months ended December 31, 2010 and 2009, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock to management employees under the 2006 LTIP, of which 74,464 of these shares vested 100% on January 1, 2008, and the remainder vested in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $43,007 was recognized during the three months ended December 31, 2009 related to these shares of restricted stock. Stock compensation expense of $29,968 and $86,014 was recognized during the six months ended December 31, 2010 and 2009, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 116,725 shares of restricted stock to management employees under the 2006 LTIP which vested immediately in partial settlement of Fiscal 2009 accrued incentive compensation costs totaling $758,712.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the six months ended December 31:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2011	FY 2011	FY 2010	FY 2010
Risk-free interest rate	—%	—%	2.4%	2.4%
Expected volatility	—%	—%	66.5%	66.8%
Expected dividend yield	—%	—%	—%	—%
Forfeiture rate	—%	—%	5.0%	5.0%
Expected term	n/a	n/a	5.0 years	n/a
Weighted average fair value at date of grant	$—	$—	$4.02	$4.00

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Stock based compensation
Stock options	$251,386	$297,725	$557,618	$530,593
Employee stock purchase plan	11,793	11,636	24,292	33,076
Restriced stock	135,428	133,096	310,183	176,103
Tax benefit at statutory rate	21,641	21,797	53,108	33,743

Options outstanding that have vested and are expected to vest as of December 31, 2010 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,462,661	$7.94	$829,203	5.4
Options expected to vest	490,691	$6.47	$139,182	8.7
Total vested and expected to vest	1,953,352	$7.57	$968,385	6.2

A summary of nonvested restricted stock award activity as of December 31, 2010 and changes during the six months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2010	269,898	$1,778,814
Granted	—	—
Vested	(111,553)	(679,900)
Forfeited	—	—
Nonvested at December 31, 2010	158,345	$1,098,914

A summary of award activity under the Plans as of December 31, 2010 and 2009, and changes during the six months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at July 1, 2010	1,309,254	$6.11			749,597	$9.77
Granted	—	$—			—	$—
Exercised	(57,700)	$—			—	$—
Forfeited, expired or repurchased	—	$—			—	$—
Outstanding at December 31, 2010	1,251,554	$6.22	$749,170	7.1	749,597	$9.77	$227,272	5.0

Outstanding at December 31, 2010 and not yet vested	462,408	$6.41	$147,239	8.7	76,082	$6.99	$—	4.5
Exercisable at December 31, 2010	789,146	$6.11	$601,931	6.1	673,515	$10.08	$227,272	8.8

	Incentive Stock Options				Nonqualified Stock Options
	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at July 1, 2009	958,909	$5.60			626,772	$10.52
Granted	477,142	$7.04			152,658	$6.99
Exercised	(108,546)	$4.47			(13,804)	$4.97
Forfeited, expired or repurchased	(13,650)	$5.82			—	$—
Outstanding at December 31, 2009	1,313,855	$6.21	$1,042,689	7.9	765,626	$9.91	272,308	5.9

Outstanding at December 31, 2009 and not yet vested	744,482	$5.99	498,048	9.3	196,218	$6.20	107,585	9.5
Exercisable at December 31, 2009	569,373	$6.50	$544,641	6.1	569,408	$11.19	164,723	4.7

Options with a fair value of $1,164,185 vested during the six months ended December 31, 2010.  As of December 31, 2010, there was $2,065,651of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.  The Company issues new shares when stock options are exercised.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
	Net Income Attirbutable to Lannett (Numerator)	Shares (Denominator)	Net Income Attirbutable to Lannett (Numerator)	Shares (Denominator)	Net Income Attirbutable to Lannett (Numerator)	Shares (Denominator)	Net Income Attirbutable to Lannett (Numerator)	Shares (Denominator)
Basic earnings per share factors	$2,353,154	25,420,474	$54,592	24,713,006	$1,949,593	25,160,002	$2,911,962	24,623,284

Effect of potentially dilutive option and restricted stock plans	—	353,135	—	494,758	—	350,790	—	529,171

Diluted earnings per share factors	$2,353,154	25,773,609	$54,592	25,207,764	$1,949,593	25,510,792	$2,911,962	25,152,455

Basic earnings per share	$0.09		$0.00		$0.08		$0.12
Diluted earnings per share	$0.09		$0.00		$0.08		$0.12

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2010 and 2009 were 1,393,464 and 1,319,244, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2010 and 2009 were 1,456,676 and 623,523, respectively. Although the Company completed a secondary offering of its common stock for a total of 3,250,000 shares in December 2010, the additional shares issued did not have a significant impact on weighted shares outstanding due to the timing of the offering.

Note 3.  New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The authoritative guidance is effective for the annual reporting period that begins after November 15, 2009. We adopted this authoritative guidance effective in our first quarter of Fiscal 2011 and it had no significant impact on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB’s Accounting Standards Update (“ASU”) 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not anticipate that this update will have a material impact on our consolidated financial statements.

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

Inventories consist of the following:

	December 31, 2010	June 30, 2010

Raw materials	$10,337,737	$5,183,735
Work-in-process	3,890,688	2,375,396
Finished goods	6,481,506	10,527,630
Packaging supplies	694,152	970,106
	$21,404,083	$19,056,868

The preceding amounts are net of excess and obsolete inventory reserves of $4,919,244 and $2,481,810 at December 31, 2010 and June 30, 2010, respectively.

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

As of July 24, 2010, Lannett has stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and currently awaits FDA approval on the submission.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to inspect Lannett’s facilities as part of a Pre-Approval Inspection (“PAI”) before it could give final approval on the MS NDA.  As a result of the new information the Company received at this meeting related to what was now required for the MS NDA approval, the Company has revised its date estimate for MS NDA approval and re-launch of its Morphine Sulfate Oral Solution product and recorded additional inventory reserves of $1,497,000 in the quarter ended December 31, 2010 based on the relevant expiration dates of the material.  Therefore, as of December 31, 2010, the Company has approximately $173,000 of Morphine Sulfate Oral Solution net finished goods inventory value.  If the Company is rejected on its current application, if the current application takes significantly longer than anticipated to be approved, or if the FDA were to prevail on the current lawsuit filed by Lannett which seeks determination that Morphine Sulfate Oral Solution is a Grandfathered product, the Company is at risk of losing the remaining value of its Morphine Sulfate Oral Solution net inventory as of December 31, 2010.  Lannett also has approximately $1.1 million of net inventory value at December 31, 2010 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended December 31, 2010 and 2009 was approximately $682,000 and $688,000, respectively. Depreciation expense for the six months ended December 31, 2010 and 2009 was approximately $1,444,000 and $1,396,000, respectively.

Property, plant and equipment consist of the following:

	Useful Lives	December 31, 2010	June 30, 2010
Land	—	$1,375,103	$1,375,103
Building and improvements	10 - 39 years	24,946,572	23,101,751
Machinery and equipment	5 - 10 years	25,862,158	24,638,754
Furniture and fixtures	5 - 7 years	1,128,435	1,044,506
		$53,312,268	$50,160,114
Accumulated depreciation		(22,938,544)	(21,531,845)
		$30,373,724	$28,628,269

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The Company does not have any Level 1 available-for-sale securities as of December 31, 2010 or June 30, 2010.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 available-for-sale securities as of December 31, 2010 or June 30, 2010.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s available-for-sale securities are summarized as follows:

	December 31, 2010 Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$208,671	$2,782	$—	$211,453
Corporate Bonds	179,507	3,432	—	182,939
	$388,178	$6,214	$—	$394,392

	June 30, 2010 Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agency	$590,751	$13,713	$—	$604,464
Corporate Bonds	179,507	4,235	—	183,742
	$770,258	$17,948	$—	$788,206

The amortized cost and fair value of the Company’s current available-for-sale securities by contractual maturity at December 31, 2010 and June 30, 2010 are summarized as follows:

	December 31, 2010 Available for Sale		June 30, 2010 Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$208,671	$211,453	$590,751	$604,464
Due after one year through five years	179,507	182,939	179,507	183,742
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total available-for-sale securities	388,178	394,392	770,258	788,206
Less current portion	208,671	211,453	590,751	604,464

Long term available-for-sale securites	$179,507	$182,939	$179,507	$183,742

The Company uses the specific identification method to determine the cost of securities sold. For the six months ended December 31, 2010, the Company had realized gains of $14,765, whereas for the six months ended December 31, 2009, the Company had no realized gains or losses.

As of December 31, 2010 and June 30, 2010, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of December 31, 2010, there were no individual securities in a continuous unrealized loss position.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.00% at December 31, 2010 and June 30, 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of December 31, 2010 and June 30, 2010, the Company had $2,995,000 and $3,000,000, respectively, of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of December 31, 2010, the Company was not in compliance with all financial covenants under the agreement, but received a waiver from its lending institution with respect to the failed covenant as of December 31, 2010. The noncompliance was caused by the impact on the covenant of the repayment of the $4.5 million PIDC Regional Center, LP III loan on December 13, 2010.  As part of the replacement of this loan, the Company will consider renegotiating its current covenant requirements.

The existing line of credit, which was scheduled to expire on November 30, 2010, was renewed and extended through November 30, 2011.   As part of the renewal agreement last fiscal year, the Company is no longer required to maintain any minimum deposit balances with Wells Fargo, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  As of December 31, 2010, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at December 31, 2010, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	December 31,	June 30,
	2010	2010
PIDC Regional Center, LP III loan	$—	4,500,000
Pennsylvania Industrial Development Authority loan	895,535	933,820
Pennsylvania Department of Community & Economic Development loan	35,502	88,141
Tax-exempt bond loan (PAID)	555,000	555,000
First National Bank of Cody mortgage	1,591,108	1,642,866

Total debt	3,077,145	7,719,827
Less current portion	303,598	4,851,278

Long term debt	$2,773,547	$2,868,549

	December 31,	June 30,
Current Portion of Long Term Debt	2010	2010
PIDC Regional Center, LP III loan	$—	$4,500,000
Pennsylvania Industrial Development Authority loan	78,147	77,091
Pennsylvania Department of Community & Economic Development loan	35,502	88,141
Tax-exempt bond loan (PAID)	130,000	130,000
First National Bank of Cody mortgage	59,949	56,046

Total current portion of long term debt	$303,598	$4,851,278

In December 2005, the Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC) as part of the Company’s expansion of its Torresdale Road facility. The outstanding principal balance, which was due and payable on December 13, 2010, was repaid on that date. The Company paid a bi-annual interest payment at a rate equal to two and one-half percent per annum.

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2010 and June 30, 2010 was 0.55% and 0.52%, respectively.

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

Long-term debt amounts due, for the twelve month periods ending December 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2011	$303,598
2012	280,098
2013	292,679
2014	310,090
2015	168,293
Thereafter	1,722,387

$3,077,145

Note 10.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is still in its initial stages.  A mediation was scheduled to take place in mid-December 2010, but Olive did not appear.  The Company is now moving forward with the arbitration proceeding. Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages in excess of $4.0 million arising out of a contract for the soft-gel capsules.  The Company has engaged Indian counsel and is actively defending that suit.

In June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp. and Ther-Rx Corp (collectively, “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. In March 2009, the Company and KV settled the litigation.   In May 2010, the Company filed an action for declaratory relief in the Delaware Superior Court against KV seeking a declaration that KV breached its obligations under a settlement agreement entered into with the Company (the “Binding Agreement”).  In June 2010, KV filed a counterclaim to the complaint and asserted claims for breach of contract, declaratory judgment, negligent misrepresentation and fraud in connection with the Binding Agreement, alleging among other things that the Company has improperly withheld royalties from KV arising out of its sales of a pre-natal vitamin product.  On December 15, 2010, the Company executed a settlement agreement with KV in which the Company paid KV $850,000 to satisfy all royalties earned through December 31, 2010.  In addition, effective January 1, 2011, the license granted to Lannett in the Binding Agreement was terminated, and the Company and its affiliates were required to cease making, using or offering to sell products covered by the licensed patents.

Note 11.   Commitments

Leases

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on approximately seven acres in Philadelphia.  The Company purchased this building in October 2009 for approximately $3.8 million plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs are expected to be financed through a series of loans with a bank and a Pennsylvania state run development agency. These loans can not be put in place until all construction has been completed and a proper certificate of occupancy has been obtained, due to a requirement by the state run development agency.  Construction was substantially complete by June 30, 2010. A certificate of occupancy was obtained by September 2010.  The financing is expected to be completed and funded by the third quarter of Fiscal 2011.  This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.   See Note 17.

Rental and lease expense for the three months ended December 31, 2010 and 2009 was approximately $23,000 and $23,000, respectively. Rental and lease expense for the six months ended December 31, 2010 and 2009 was approximately $46,000 and $105,000, respectively.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Keith R. Ruck, Vice President of Finance and Chief Financial Officer, Kevin Smith, Vice President of Sales and Marketing, William Schreck, Chief Operating Officer, and Ernest Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer.  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The bonus amounts of these executives are determined by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policies regarding stock option and restricted stock grants.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives of between 18 months and three years.

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

Fiscal 2010 Bonus

The Company accrued approximately $4,812,000 of incentive compensation costs at June 30, 2010, of which approximately $3,421,000 was paid in cash during the first quarter of Fiscal 2011. The remaining $1,391,000 was expected to be paid in unrestricted shares of Company stock, and which shares were expected to vest immediately upon grant.  These shares were only to be granted upon the timely approval by the FDA of Lannett’s 505(b)(2) New Drug Application to manufacture and distribute its Morphine Sulfate Oral Solution product. The determination of the actual payment of this portion of the bonus was at the discretion of the CEO, dependent on the timing of the approval and the financial results of the Company dictated by the events surrounding the approval.  At the January 2011 meeting with the FDA regarding the status of the MS NDA, the FDA stated that it will need to inspect Lannett’s facilities as part of a PAI before it could give final approval on the MS NDA.  Due to the amount of time the Company believes it will take to complete this inspection and receive approval on the MS NDA and the resulting impact to the value of the Morphine Sulfate inventory and the related expiration dates, the CEO has determined that the adverse financial results surrounding the MS NDA approval necessitates cancellation of the remaining Fiscal 2010 bonus.  Therefore, the Company reversed the entire $1,391,000 remaining bonus accrual during the quarter ended December 31, 2010.

Note 12.   Common Stock Offering

The Company completed a secondary offering of its common stock in December 2010.  The initial offering of 2,500,000 shares was completed on December 17, 2010 and an over-allotment of 750,000 shares was exercised and closed on December 28, 2010.  Net proceeds of the combined offerings were approximately $14,950,000 after deducting underwriting, legal and accounting fees.

Note 13.  Comprehensive Income

The Company’s other comprehensive (loss) income is comprised of unrealized losses on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  There is no other comprehensive income (loss) attributable to the noncontrolling interest.

The components of comprehensive income and related taxes consisted of the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009

Net Income	$2,359,996	$65,515	$1,965,874	$2,933,779
Foreign currency translation adjustments	(6,206)	10,899	7,449	10,899
Unrealized holding loss on securities	(2,136)	(7,336)	(11,734)	(11,087)
Tax effect	854	2,935	4,693	4,435

Total Other Comprehensive (Loss) Income	(7,488)	6,498	408	4,247

Total Comprehensive Income	$2,352,508	$72,013	$1,966,282	$2,938,026

Note 14.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2010 and 2009 were $83,000 and $62,000, respectively.  For the six months ended December 31, 2010 and 2009, contributions to the Plan were $222,000 and $215,000, respectively.

Note 15.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of December 31, 2010, 246,750 shares have been issued under the ESPP.  Compensation expense of $11,793 and $11,636 relating to the ESPP was recognized for the three months ended December 31, 2010 and 2009, respectively. Compensation expense of $24,292 and $33,076 relating to the ESPP was recognized for the six months ended December 31, 2010 and 2009, respectively.

Note 16.  Income Taxes

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

The provision for federal, state and local income taxes for the three months ended December 31, 2010 and 2009 was tax expense of approximately $1,394,000 and $1,170,000, respectively, with effective tax rates of 37% and 95%, respectively. The provision for federal, state and local income taxes for the six months ended December 31, 2010 and 2009 was tax expense of approximately $1,004,000 and $2,998,000, respectively, with effective tax rates of 34% and 51%, respectively.  The effective tax rate for the three and six months ended December 31, 2010 was lower compared to the three and six months ended December 31, 2009 due primarily to the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.  These decreases were mostly offset by the effect of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011. The effective tax rate for the three and six months ended December 31, 2009 was also a higher effective tax rate compared to the three and six months ended December 31, 2010 due primarily to a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by 11% for the six months ended December 31, 2009.  The Company expects its overall effective tax rate will be approximately 22% to 25% for the full year ended June 30, 2011 primarily as a result of the reversal of the liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.

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

As of December 31, 2010 and June 30, 2010, the Company reported total unrecognized tax benefits of $208,126 and $399,034, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2010 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2010 and June 30, 2010. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

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

Note 17. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2010 and June 30, 2010 balance sheets are consolidated VIE assets of approximately $1.8 million and $1.9 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.6 million at December 31, 2010 and June 30, 2010, respectively.

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

Note 18.  Related Party Transactions

The Company had sales of approximately $474,000 and $428,000 during the six months ended December 31, 2010 and 2009, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the three months ended December 31, 2010 and 2009 were $298,000 and $215,000, respectively.  Jeffrey Farber (the “related party”), who is a current board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $173,000 and $161,000 at December 31, 2010 and June 30, 2010, respectively. In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

Lannett Company, Inc. paid a management consultant who is related to Mr. Bedrosian $33,680 in fees and $8,078 in reimbursable expenses during the three months ended December 31, 2010 and $30,440 in fees and $5,200 in reimbursable expenses during the three months ended December 31, 2009.  The Company paid this consultant $72,980 in fees and $8,078 in reimbursable expenses during the six months ended December 31, 2010 and $51,860 in fees and $9,733 in reimbursable expenses during the six months ended December 31, 2009.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its Bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2011. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 19.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 62% and 59% of the Company’s inventory purchases during the three and six month periods ended December 31, 2010 and approximately 76% and 71% during the three and six month periods ended December 31, 2009, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of December 31, 2010, JSP has not exercised the nomination provision of the agreement.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2010 and 2009:

For the six months ended December 31, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,276,265)	(3,430,837)	(2,159,841)	—	(11,866,943)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	26,050,129	8,175,552	4,108,593	1,792,265	40,126,539
Actual credits issued related to sales recorded in Fiscal 2011	(20,058,189)	(5,801,174)	(1,823,488)	(1,792,265)	(29,475,116)
Reserve Balance as of December 31, 2010	$5,997,802	$2,509,572	$5,526,518	$—	$14,033,892

For the six months ended December 31, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(5,045,921)	(2,455,912)	(2,336,002)	—	(9,837,835)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	22,373,840	9,050,542	2,649,924	608,323	34,682,629
Actual credits issued related to sales recorded in Fiscal 2010	(17,840,184)	(5,847,204)	—	(608,323)	(24,295,711)
Reserve Balance as of December 31, 2009	$5,577,537	$3,285,172	$5,420,914	$—	$14,283,623

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,412 at June 30, 2010 to $14,033,892 at December 31, 2010.  The decrease in total reserves is mainly due to a decrease in the rebates reserve as a result of timing of credits taken by customers, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The decrease of reserves to $14,033,892 at December 31, 2010 from $15,249,412 at June 30, 2010 is due to the timing of credits being processed by the customers and by the Company.  Approximately $11,867,000 or 78% of the reserve balance from June 30, 2010 has been processed through the first six months of Fiscal 2011. Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The following table shows the results of these calculations as of the relevant periods:

	12/31/10	6/30/10	12/31/09
Net DSO (in days)	82	77	64
Gross DSO (in days)	64	69	56

The level of net DSO at December 31, 2010 is higher than the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.  The increase is due to a higher percentage of sales being shipped towards the later half of the end of the quarter.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the December 31, 2010 and June 30, 2010 balance sheets are consolidated VIE assets of approximately $1.8 million and $1.9 million, respectively, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.6 million at December 31, 2010 and June 30, 2010, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

Results of Operations - Three months ended December 31, 2010 compared with three months ended December 31, 2009

Net sales for the three months ended December 31, 2010 (“Fiscal 2011”) increased 5% to $30,039,000 from $28,717,000 for the three months ended December 30, 2009 (“Fiscal 2010”). The following factors contributed to the $1,322,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	-34%	1%
Antibiotics	-31%	35%
Prescription Vitamins	-59%	50%
Epilepsy	26%	-34%
Thyroid Deficiency	3%	-9%
Pain Management	82%	180%
Migraine Headache	12%	-10%

Sales of drugs used for pain management increased by approximately $4,418,000 for the three months ended December 31, 2010 compared to December 31, 2009. This increase is primarily the result of an increase in demand for pain management products including Hydromorphone HCl and Oxycodone HCl which increased $1,108,000 and $2,816,000, respectively for the three months ended December 31, 2010 compared to December 31, 2009. Partially offsetting this increase were the lost Fiscal 2010 second quarter revenues of Morphine Sulfate Oral Solution totaling $605,000 as a result of the FDA’s action to force Lannett and all but one competitor to cease manufacturing and/or distributing Morphine Sulfate Oral Solution effective July 24, 2010.  Sales of drugs used in the treatment of thyroid deficiency decreased by approximately $854,000 primarily as a result of a competitive price reduction in order to retain one of our major customers.  The overall increase in sales was also affected by a decrease in sales of drugs for the treatment of congestive heart failure by approximately $1,769,000 for the three months ended December 31, 2010 compared to December 31, 2009 mainly due to a decrease in the volume of bottles shipped, as well as a result of a competitive price reduction in order to retain one of our major customers.  Net sales of our prescription vitamins also decreased by approximately $615,000 due to a lack of selling activities by the branded drug company.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
Customer Category	2010	2009

Wholesaler/ Distributor	$16,869,000	$12,172,000
Retail Chain	12,082,000	15,061,000
Mail-Order Pharmacy	1,088,000	1,484,000

Total	$30,039,000	$28,717,000

The sales to wholesaler/distributor increased as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.  The sales to retail chains decreased primarily as a result of the competitive price reductions on two products in order to retain one of our major customers as discussed above.

Cost of sales for the second quarter increased 5% to $21,683,000 in Fiscal 2011 from $20,640,000 in Fiscal 2010.  The increase reflected the impact of the 5% increase in sales as well as a change in the mix of products sold.  Additionally, the cost of sales includes the additional inventory reserves recorded during the second quarter of Fiscal 2011 totaling approximately $1,497,000 related to Morphine Sulfate Oral Solution.  The Company increased its reserves related to Morphine Sulfate Oral Solution as a result of new information obtained during the January 2011 meeting with the FDA in that the FDA now requires a PAI as part of the MS NDA approval process.  Cost of sales also included the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV (see note 10).

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the second quarter of Fiscal 2011 and Fiscal 2010 were 28%.. Gross profit percentage reflects the overall increase in sales described above, product mix and the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV.  The impact of these increases in gross profit margins were offset by the additional inventory reserves recorded during the second quarter of Fiscal 2011 totaling $1,497,000 related to Morphine Sulfate Oral Solution as discussed above. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the second quarter decreased 39% to $1,661,000 for Fiscal 2011 from $2,730,000 for Fiscal 2010.  The decrease is primarily due to the timing of milestone achievements for costs of products in development and completed phases for several biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the second quarter decreased 29% to $2,875,000 in Fiscal 2011 from $4,049,000 in Fiscal 2010.  The decrease is primarily due to incentive compensation costs incurred in Fiscal 2010, but not incurred in the Fiscal 2011 period, as well as the reversal of the remaining Fiscal 2010 accrued bonuses totaling approximately $1,391,000 in the second quarter of Fiscal 2011 (see Note 11), of which approximately $1,010,000 was included in SG&A. The determination of the actual payment of this portion of the bonus was at the discretion of the CEO, dependent on the timing of the approval and the financial results of the Company dictated by the events surrounding the approval of its Morphine Sulfate Oral Solution product.   Due to the amount of time the Company believes it will take to complete this inspection and receive approval on the MS NDA and the resulting impact to the value of the Morphine Sulfate inventory and the related expiration dates, the CEO has determined that the adverse financial results surrounding the MS NDA approval necessitates cancellation of the remaining Fiscal 2010 bonus.  Therefore, the Company reversed the entire $1,391,000 remaining bonus accrual during the quarter ended December 31, 2010.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the second quarter of Fiscal 2011 decreased to $76,000 compared to $84,000 in Fiscal 2010 primarily due to lower levels of long-term debt. Interest income in the second quarter decreased to $4,000 in Fiscal 2011 from $21,000 in Fiscal 2010 due to lower interest earned on smaller investment securities balances.

The Company recorded income tax expense in the second quarter of 2011 of $1,394,000 compared to income tax expense of $1,170,000 in the second quarter of Fiscal 2010. The effective tax rate for the three months ended December 31, 2010 was 37%, compared to 95% for the three months ended December 31, 2009.  The effective tax rate for the three months ended December 31, 2010 was lower compared to the three months ended December 31, 2009 due primarily to the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.  These decreases were mostly offset by the effect of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011.  The effective tax rate for the three months ended December 31, 2009 was also a higher effective tax rate compared to the three months ended December 31, 2010 due primarily to a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by 11% for the six months ended December 31, 2009.  The Company expects its overall effective tax rate will be approximately 22% to 25% for the full year ended June 30, 2011 primarily as a result of the reversal of the liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.

The Company reported net income attributable to Lannett of approximately $2,353,000 in the second quarter of Fiscal 2011, or $0.09 basic and diluted earnings per share, as compared to net income attributable to Lannett of approximately $55,000 in the second quarter Fiscal 2010, or $0.00 basic and diluted earnings per share.

Results of Operations - Six months ended December 31, 2010 compared with six months ended December 31, 2009

Net sales for the six months ended December 31, 2010 (“Fiscal 2011”) decreased 8% to $55,435,000 from $60,152,000 for the six months ended December 30, 2009 (“Fiscal 2010”). The following factors contributed to the $4,717,000 decrease in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	-32%	-2%
Antibiotics	-27%	20%
Prescription Vitamins	1%	-41%
Epilepsy	30%	-35%
Thyroid Deficiency	1%	-14%
Pain Management	9%	55%
Migraine Headache	8%	-9%

Sales of drugs used in the treatment of thyroid deficiency decreased by approximately $3,542,000 primarily as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling approximately $1,262,000.  The overall decrease in sales was also affected by a decrease in sales of drugs for the treatment of congestive heart failure by approximately $3,394,000 for the six months ended December 31, 2010 compared to December 31, 2009 mainly due to a decrease in the volume of bottles shipped, as well as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling approximately $154,000.  Net sales of our prescription vitamins also decreased by approximately $1,235,000 due to a lack of selling activities by the branded drug company.  The overall decrease in sales was partially offset by an increase in sales of drugs used for pain management which increased by approximately $3,438,000 for the six months ended December 31, 2010 compared to December 31, 2009. This increase is primarily the result of an increase in demand for pain management products including Hydromorphone HCl and Oxycodone HCl which increased $2,308,000 and $3,481,000, respectively for the six months ended December 31, 2010 compared to December 31, 2009. Partially offsetting this increase were Fiscal 2010 revenues of Morphine Sulfate Oral Solution totaling $3,305,000 which were not recognized in Fiscal 2011 as a result of the FDA’s action to force Lannett and all but one competitor to cease manufacturing and/or distributing Morphine Sulfate Oral Solution effective July 24, 2010.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
Customer Category	2010	2009

Wholesaler/ Distributor	$29,587,000	$27,341,000
Retail Chain	23,806,000	29,793,000
Mail-Order Pharmacy	2,042,000	3,018,000

Total	$55,435,000	$60,152,000

The sales to wholesaler/distributor increased as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.  The sales to retail chains decreased primarily as a result of the competitive price reductions on two products in order to retain one of our major customers as discussed above.

Cost of sales for the first six months increased 2% to $41,175,000 in Fiscal 2011 from $40,540,000 in Fiscal 2010.  Cost of sales reflected the impact of the 8% decrease in sales as well as a change in the mix of products sold. Cost of sales includes the additional inventory reserves recorded during the second quarter of Fiscal 2011 totaling approximately $1,497,000 related to Morphine Sulfate Oral Solution.  The Company increased its reserves related to Morphine Sulfate Oral Solution as a result of new information obtained during the January 2011 meeting with the FDA in that the FDA now requires a PAI as part of the MS NDA approval process.  Cost of sales also included the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV (see note 10).

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first half of Fiscal 2011 and Fiscal 2010 were 26% and 33%, respectively. Gross profit percentage decreased due to the overall decline in sales described above and due to product mix.  Gross profit margins were also reduced by the additional inventory reserves recorded during the second quarter of Fiscal 2011 totaling $1,497,000 related to Morphine Sulfate Oral Solution as discussed above.  Partially offsetting the decrease was an increase due to the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first six months decreased 36% to $3,703,000 for Fiscal 2011 from $5,758,000 for Fiscal 2010.  The decrease is primarily due to the timing of milestone achievements for costs of products in development and completed phases for several biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the first six months decreased 4% to $7,476,000 in Fiscal 2011 from $7,813,000 in Fiscal 2010.  The decrease is primarily due to incentive compensation costs incurred in Fiscal 2010, but not incurred in Fiscal 2011, as well as the reversal of the remaining Fiscal 2010 accrued bonuses totaling approximately $1,391,000 in the second quarter of Fiscal 2011 (see Note 11), of which approximately $1,010,000 was included in SG&A.  Partially offsetting the overall decrease are increased legal costs of approximately $485,000 related to the litigation with the FDA regarding the status of Grandfathered products, including our Morphine Sulfate Oral solution. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the first six months of Fiscal 2011 decreased to $147,000 compared to $155,000 in Fiscal 2010 primarily due to lower levels of long-term debt. Interest income in the first six months decreased to $15,000 in Fiscal 2011 from $44,000 in Fiscal 2010 due to lower interest earned on smaller investment securities balances.

The Company recorded income tax expense in the first six months of 2011 of $1,004,000 compared to income tax expense of $2,998,000 in the first six months of Fiscal 2010. The effective tax rate for the six months ended December 31, 2010 was 34%, compared to 51% for the six months ended December 31, 2009.  The effective tax rate for the six months ended December 31, 2010 was lower compared to the six months ended December 31, 2009 due primarily to the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.  These decreases were mostly offset by the effect of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011.  The effective tax rate for the six months ended December 31, 2009 was also a higher effective tax rate compared to the six months ended December 31, 2010 due primarily to a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by 11% for the six months ended December 31, 2009.  The Company expects its overall effective tax rate will be approximately 22% to 25% for the full year ended June 30, 2011 primarily as a result of the reversal of the liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.

The Company reported net income attributable to Lannett of approximately $1,950,000 in the first half of Fiscal 2011, or $0.08 basic and diluted earnings per share, as compared to net income attributable to Lannett of approximately $2,912,000 in the first half Fiscal 2010, or $0.12 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  During the second quarter of 2011, the Company completed a secondary stock offering of 3,250,000 shares which generated net proceeds of approximately $14,950,000.  At December 31, 2010, working capital was $57,145,852, as compared to $40,104,705 at June 30, 2010, an increase of $17,041,147.

Net cash used in operating activities of $5,305,000 in the first six months of Fiscal 2011 reflected net income of $1,966,000, after adjusting for non-cash items of $4,959,000, as well as cash used by changes in operating assets and liabilities of $12,230,000.  Significant changes in operating assets and liabilities are comprised of:

• A decrease in trade accounts receivable of $3,020,000 primarily as a result of decreased sales in the second quarter of Fiscal 2011 compared to the fourth quarter of Fiscal 2010.

•      An increase in inventories of $2,347,000 primarily due to an increase in raw material stocking levels for certain products as of December 31, 2010 which are being carried to fulfill customer back orders.

• An increase in prepaid taxes of $532,000 from an income taxes payable balance of $1,480,000 due to estimated tax payments made in September 2010 related to Fiscal 2010.
• A decrease in accounts payable of $1,972,000 due to the timing of payments at the end of the month.

•      A decrease in accrued expenses of $2,329,000 primarily due to the settlement agreement with KV, which resulted in a payment of $850,000 to KV and a $618,000 reversal of accrued royalty expense, as well as due to the timing of biostudy and product development milestone achievements.

•      A decrease in rebates, chargebacks and returns payable of $1,216,000 primarily due to a decrease in the rebates reserve as a result of a timing of credits taken by customers, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

•      A decrease in accrued payroll and payroll related costs of $5,389,000 primarily related to the payment in the first quarter of Fiscal 2011 of the Fiscal 2010 accrued incentive compensation costs totaling approximately $3,421,000 , as well as the reversal of the remaining Fiscal 2010 accrued bonuses totaling approximately $1,391,000 in the second quarter of Fiscal 2011.

Net cash used in investing activities of $3,748,000 for the six months ended December 31, 2010 is mainly the result of purchases of property, plant and equipment of $4,146,000, partially offset by proceeds of $397,000 from the sale of available for sale investment securities.

Net cash provided by financing activities of $10,368,000 for the six months ended December 31, 2010 was primarily due to the net proceeds received from the Company’s secondary public stock offering totaling $14,950,000.  We intend to use the net proceeds we received from these offerings for general corporate purposes, including, without limitation, research and development expenses, general and administrative expenses, manufacturing expenses, potential acquisitions of companies, technologies and properties that complement our business (although we are not currently party to any binding agreements or commitments with respect to any such acquisitions) and working capital. Pending these uses described above, we expect to invest our net proceeds in investment-grade, interest-bearing instruments.  Partially offsetting these proceeds were scheduled debt repayments of $4,643,000, which included the repayment of the $4,500,000 PIDC Regional Center, LP III loan which was repaid on December 13, 2010.  Additional financing activities included the purchase of shares of treasury stock totaling $221,000 partially offset by proceeds from the issuance of stock related to employee stock plans of $335,000.

Long-term debt amounts due, for the twelve month periods ended December 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2011	$303,598
2012	280,098
2013	292,679
2014	310,090
2015	168,293
Thereafter	1,722,387

$3,077,145

The Company has a $3,000,000 line of credit from Wells Fargo, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.00% at December 31, 2010 and June 30, 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of December 31, 2010 and June 30, 2010, the Company has $2,995,000 and $3,000,000, respectively, of availability under this line of credit.  The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  As of December 31, 2010, the Company was not in compliance with all financial covenants under the agreement, but received a waiver from its lending institution with respect to the failed covenant as of December 31, 2010. The noncompliance was caused by the impact on the covenant of the repayment of the $4.5 million PIDC Regional Center, LP III loan on December 13, 2010.  As part of the replacement of this loan, the Company will consider renegotiating its current covenant requirements.

The existing line of credit, which was scheduled to expire on November 30, 2010, was renewed and extended through November 30, 2011.   As part of the renewal agreement last fiscal year, the Company is no longer required to maintain any minimum deposit balances with Wells Fargo, and the availability fee on the unused balance of the line of credit was reduced to 0.375%.

In December 2005, the Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The outstanding principal balance, which was due and payable on December 13, 2010, was repaid on that date. The Company paid a bi-annual interest payment at a rate equal to two and one-half percent per annum. The Company is currently negotiating the replacement of this loan and expects to close an approximately $3.8 million loan in the third quarter of 2011.  The collateral for this loan will be the Torresdale facility.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $895,535 outstanding as of December 31, 2010 with $78,147 currently due.

The Company borrowed $500,000 from the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of December 31, 2010, $35,502 is outstanding and currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2010 was 0.55%.  At December 31, 2010, the Company has $555,000 outstanding on the Authority loan, of which $130,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo to secure payment of the Authority Loan and a portion of the related accrued interest.  At December 31, 2010, no portion of the letter of credit has been utilized.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has pledged substantially all of its assets to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See note 16 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782, at a fixed rate of 7.5%, to be made through June 2026.  As of December 31, 2010, $1,591,108 is outstanding under the mortgage loan, of which $59,949 is classified as currently due. The mortgage is collateralized by the land and building.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. As of December 31, 2010, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at December 31, 2010, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

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

During the first quarter of Fiscal 2011, Lannett faced significant pricing challenges on its top two selling products.  In order to keep the volume of business with the specific customers involved, Lannett chose to reduce its selling price on both of the products.  These price reductions will have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

Starting in the third quarter of Fiscal 2011, Lannett will no longer be marketing its OB Natal One product as the terms of the March 2009 settlement with KV pharmaceuticals required, and was confirmed in our December 2010 settlement with KV.  Additionally, the Company will stop marketing its Oxycodone HCL Solution product during the third quarter of Fiscal 2011 when supplies run out due to the current denial by the DEA to grant additional manufacturing quota to Cody Labs for its production.  Both of these products combined contributed approximately $7.0 million in revenue in fiscal 2010.  The loss of these products will have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

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

The Company has entered supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG and Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed) and the GC Group of Israel, as well as certain domestic companies, including Jerome Stevens, Banner Pharmacaps, Cerovene, Summit Bioscience LLC and Inverness.  The Company is currently in negotiations on similar agreements with other international companies, through which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo, N.A. that bears interest at the prime interest rate less 0.25% (3.00% at December 31, 2010 and June 30, 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of December 31, 2010 and June 30, 2010, the Company has $2,995,000 and $3,000,000, respectively, of availability under this line of credit. The line of credit is collateralized by substantially all of the Company’s assets.  The agreement contains covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  The existing line of credit which was to expire on November 30, 2010, was renewed and extended to November 30, 2011.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is still in its initial stages.  A mediation was scheduled to take place in mid-December 2010, but Olive did not appear.  The Company is now moving forward with the arbitration proceeding. Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages in excess of $4.0 million arising out of a contract for the soft-gel capsules.  The Company has engaged Indian counsel and is actively defending that suit.

In June 2008, the Company filed a declaratory judgment suit in the Federal District Court of Delaware (Civil Action No. 08-338 (JJF)) against KV Pharmaceuticals, DrugTech Corp. and Ther-Rx Corp (collectively, “KV”).  The complaint sought declaratory judgment for non-infringement and invalidity of certain patents owned by KV.  The complaint further sought declaratory judgment of anti-trust violations and federal and state unfair competition violations for actions taken by KV in securing and enforcing these patents.  KV also countered with claims of infringement by the Company of KV’s patents seeking the Company’s profits for sales of MMCs or other monetary relief, preliminary and permanent injunctive relief, attorney’s fees and a finding of willful infringement. In March 2009, the Company and KV settled the litigation.   In May 2010, the Company filed an action for declaratory relief in the Delaware Superior Court against KV seeking a declaration that KV breached its obligations under a settlement agreement entered into with the Company (the “Binding Agreement”).  In June 2010, KV filed a counterclaim to the complaint and asserted claims for breach of contract, declaratory judgment, negligent misrepresentation and fraud in connection with the Binding Agreement, alleging among other things that the Company has improperly withheld royalties from KV arising out of its sales of a pre-natal vitamin product.  On December 15, 2010, the Company executed a settlement agreement with KV in which the Company paid KV $850,000 to satisfy all royalties earned through December 31, 2010.  In addition, effective January 1, 2011, the license granted to Lannett in the Binding Agreement was terminated, and the Company and its affiliates were required to cease making, using or offering to sell products covered by the licensed patents.

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

LANNETT COMPANY, INC.

Dated: February 14, 2011	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: February 14, 2011	By:	/s/ Keith R. Ruck
Keith R. Ruck
Vice President of Finance and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith