Form 10-Q
period 2011-03-31
LANNETT CO INC
filed 2011-05-13
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of May 10, 2011
Common stock, par value $0.001 per share	28,388,444 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$14,449,304	$21,895,648
Investment securities	8,322,240	604,464
Trade accounts receivable (net of allowance of $123,573 and $123,192 respectively)	34,868,146	38,324,258
Inventories, net	24,746,159	19,056,868
Interest receivable	10,311	9,631
Prepaid taxes	2,407,350	—
Deferred tax assets	4,203,287	5,337,391
Other current assets	1,134,156	2,506,114
Total Current Assets	90,140,953	87,734,374

Property, plant and equipment	53,712,234	50,160,114
Less accumulated depreciation	(23,760,894)	(21,531,845)
	29,951,340	28,628,269

Construction in progress	4,989,118	2,939,898
Investment securities	—	183,742
Intangible assets (product rights) - net of accumulated amortization	6,399,407	7,785,298
Deferred tax assets	10,550,788	12,544,330
Other assets	1,532,388	147,886
Total Assets	$143,563,994	$139,963,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$17,104,478	$16,280,675
Accrued expenses	995,252	3,464,181
Accrued payroll and payroll related	1,085,034	6,304,465
Income taxes payable	—	1,479,658
Current portion of long-term debt	281,236	4,851,278
Rebates, chargebacks and returns payable	13,836,564	15,249,412
Total Current Liabilities	33,302,564	47,629,669

Long-term debt, less current portion	2,703,696	2,868,549
Unearned grant funds	500,000	500,000
Other long-term liabilities	3,563	7,864
Total Liabilities	36,509,823	51,006,082
Commitment and Contingencies, See notes 10 and 11	—	—

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 28,379,466 and 24,882,123 shares, respectively	28,379	24,882
Additional paid in capital	96,595,443	79,862,940
Retained earnings	11,152,164	9,564,632
Noncontrolling interest	122,522	111,982
Accumulated other comprehensive income	27,966	44,692
	107,926,474	89,609,128
Less: Treasury stock at cost - 156,611 and 110,108 shares, respectively	(872,303)	(651,413)
TOTAL SHAREHOLDERS’ EQUITY	107,054,171	88,957,715

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,563,994	$139,963,797

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Net sales	$25,892,483	$31,266,224	$81,327,667	$91,417,926
Cost of sales	20,098,084	20,190,460	60,667,878	59,095,559
Amortization of intangible assets	463,769	448,667	1,385,892	1,346,000
Product royalties	26,980	229,827	(290,380)	967,889

Gross profit	5,303,650	10,397,270	19,564,277	30,008,478

Research and development expenses	1,854,216	3,352,173	5,557,296	9,110,126
Selling, general, and administrative expenses	4,279,502	4,392,593	11,755,062	12,205,145
Gain on investments	(41,791)	—	(56,556)	—
Loss (gain) on sale of assets	17,565	(19,394)	16,299	(19,629)

Operating (loss) income	(805,842)	2,671,898	2,292,176	8,712,836

Other income (expense):
Foreign currency gain	1,529	2,050	5,494	2,758
Interest and dividend income	24,744	5,168	39,852	49,451
Interest expense	(28,030)	(49,528)	(174,882)	(204,032)
	(1,757)	(42,310)	(129,536)	(151,823)

(Loss) income before income tax (benefit) expense	(807,599)	2,629,588	2,162,640	8,561,013
Income tax (benefit) expense	(449,797)	527,327	554,568	3,524,973
Net (loss) income	(357,802)	2,102,261	1,608,072	5,036,040
Less net income attributable to noncontrolling interest	(4,259)	(9,407)	(20,540)	(31,224)

Net (loss) income attributable to Lannett Company, Inc.	$(362,061)	$2,092,854	$1,587,532	$5,004,816

Basic (loss) earnings per common share - Lannett Company, Inc.	$(0.01)	$0.08	$0.06	$0.20
Diluted (loss) earnings per common share - Lannett Company, Inc.	$(0.01)	$0.08	$0.06	$0.20

Basic weighted average number of shares	28,373,436	24,849,745	26,215,510	24,697,669
Diluted weighted average number of shares	28,373,436	25,286,331	26,558,432	25,171,750

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional				Accum. Other
	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Stock	Interest	Income	Equity

Balance, June 30, 2010	24,882,123	$24,882	$79,862,940	$9,564,632	$(651,413)	$111,982	$44,692	$88,957,715

Exercise of stock options	59,200	59	229,567	—	—	—	—	229,626
Shares issued in connection with employee stock purchase plan	44,090	44	167,836	—	—	—	—	167,880
Share based compensation
Restricted stock	—	—	618,951	—	—	—	—	618,951
Stock options	—	—	770,534	—	—	—	—	770,534
Employee stock purchase plan	—	—	48,584	—	—	—	—	48,584
Shares issued in connection with public stock offering	3,250,000	3,250	14,947,092	—	—	—	—	14,950,342
Shares issued in connection with restricted stock grant	144,053	144	(144)	—	—	—	—	—
Tax shortfall on stock options exercised	—	—	(49,917)	—	—	—	—	(49,917)
Purchase of treasury stock	—	—	—	—	(220,890)	—	—	(220,890)
Distribution to noncontrolling interests	—	—	—	—	—	(10,000)	—	(10,000)
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(16,726)	(16,726)
Net income	—	—	—	1,587,532	—	20,540	—	1,608,072

Balance, March 31, 2011	28,379,466	$28,379	$96,595,443	$11,152,164	$(872,303)	$122,522	$27,966	$107,054,171

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$1,608,072	$5,036,040
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,652,356	3,485,136
Deferred tax expense	3,133,015	1,312,062
Stock compensation expense	1,438,069	1,533,611
Other noncash expenses (income)	16,697	(11,054)
Gain on sale of assets	(40,257)	(19,629)
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	3,456,112	(6,817,060)
Inventories	(5,689,291)	(3,028,844)
Prepaid and income taxes payable	(3,887,008)	(1,488,327)
Prepaid expenses and other assets	(34,222)	(1,728,213)
Accounts payable	823,803	939,251
Accrued expenses	(2,468,929)	821,791
Rebates, chargebacks and returns payable	(1,412,848)	2,165,591
Accrued payroll and payroll related	(5,219,431)	(413,288)
Net cash (used in) provided by operating activities	(4,623,862)	1,787,067

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(5,663,361)	(8,788,906)
Proceeds from sale of property, plant and equipment	8,306	29,550
Purchase of intangible asset (product rights)	—	(500,000)
Purchases of investment securities	(11,925,702)	—
Proceeds from sale of investment securities	4,434,800	—
Net cash used in investing activities	(13,145,957)	(9,259,356)

FINANCING ACTIVITIES:
Proceeds from public stock offering	14,950,342	—
Proceeds from issuance of stock	397,506	696,714
Tax (shortfall) benefit on stock options exercised	(49,917)	63,751
Purchase of treasury stock	(220,890)	(122,922)
Repayments of debt	(4,734,895)	(251,250)
Distribution to noncontrolling interests	(10,000)	—
Net cash provided by financing activities	10,332,146	386,293

Effect of foreign currency rates on cash and cash equivalents	(8,671)	(22,340)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,446,344)	(7,108,336)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,895,648	25,832,456

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,449,304	$18,724,120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$235,000	$136,802
Income taxes paid	$1,363,186	$3,637,565
Lannett stock issued - Fiscal 2009 accrued incentive compensation	$—	$758,712

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2011 and 2010:

For the nine months ended March 31, 2011	Chargebacks	Rebates	Returns	Other	Total

Reserve Category
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,258,862)	(3,946,924)	(3,290,619)	—	(13,496,405)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	380,893	—	—	380,893
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	40,105,340	12,276,977	5,602,225	2,739,301	60,723,843
Actual credits issued related to sales recorded in Fiscal 2011	(34,059,033)	(10,144,801)	(2,078,044)	(2,739,301)	(49,021,179)
Reserve Balance as of March 31, 2011	$6,069,572	$2,132,176	$5,634,816	$—	$13,836,564

For the nine months ended March 31, 2010	Chargebacks	Rebates	Returns	Other	Total

Reserve Category
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(5,218,835)	(2,537,746)	(3,112,587)	—	(10,869,168)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	35,900,162	12,529,499	3,803,056	880,860	53,113,577
Actual credits issued related to sales recorded in Fiscal 2010	(30,081,997)	(9,527,547)	—	(880,860)	(40,490,404)
Reserve Balance as of March 31, 2010	$6,689,132	$3,001,952	$5,797,461	$—	$15,488,545

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,412 at June 30, 2010 to $13,836,564 at March 31, 2011.  The decrease in total reserves was mainly due to a decrease in the rebates reserve as a result of a timing of credits taken by customers, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers. The activity in the Other category for the nine months ended March 31, 2011 includes shelf-stock adjustments totaling $2,250,404 primarily related to products for the treatment of thyroid deficiency and heart failure.

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

Investment Securities - The Company’s investment securities consist of equity securities and marketable debt securities, primarily U.S. government and agency obligations.  All of the Company’s equity securities are classified as trading and all of its marketable debt securities are classified as available-for-sale. Investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded in gain of investments on the consolidated statements of operations.  For available-for-sale investments, unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established. There were no securities determined by management to be other-than-temporarily impaired during the nine months ended March 31, 2011 or the fiscal year ended June 30, 2010.

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

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In May 2008, the Company and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control transaction with a third party, this royalty will be reinstated.  In Fiscal 2008, the Company obtained FDA approval to use these proprietary rights.  Accordingly, the Company originally capitalized these purchased product rights as an indefinite lived intangible asset and tested this asset for impairment at least on an annual basis.  During the fourth quarter of Fiscal 2009, it was determined that this intangible asset no longer had an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset is being amortized on a straight line basis prospectively over its 10 year remaining estimated useful life.

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  The Company began shipping one of these product lines in October 2010.  Accordingly, the Company allocated $325,000 of the purchase price to this product line, based on the relative fair market values of the acquired ANDAs, which is being amortized on a straight line basis over its 15 year estimated product life. It is expected that the Company will be able to produce the other two product lines by the first half of Fiscal 2012.  Amortization will begin on the remaining $175,000 when the Company starts shipping these products.

An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of March 31, 2011 and June 30, 2010, no impairment existed with respect to these non-amortized assets.

For the three months ended March 31, 2011 and 2010, the Company incurred amortization expense of approximately $464,000 and $458,000, respectively. For the nine months ended March 31, 2011 and 2010, the Company incurred amortization expense of approximately $1,386,000 and $1,375,000, respectively.  As of March 31, 2011 and June 30, 2010, accumulated amortization totaled approximately $10,844,000 and $9,458,000, respectively.

Future annual amortization expense consists of the following as of March 31, 2011:

Fiscal Year Ending June 30,	Annual Amortization Expense
2011	$463,770
2012	1,855,079
2013	1,855,079
2014	1,408,912
2015	70,412
Thereafter	571,155
$6,224,407

The amounts above do not include two of the product lines covered by the ANDAs purchased in August 2009 for $175,000 as amortization will begin when the Company starts shipping these products.

Other Assets - As of July 24, 2010, Lannett has stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and currently awaits FDA approval on the submission.  The filing fee related to this application totaled $1,405,500 and was initially recorded within other current assets on the consolidated balance sheets because part or all of this fee was thought to be refundable.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to inspect Lannett’s facilities as part of a Pre-Approval Inspection before it could give final approval on the MS NDA.  Additionally, the Company corresponded with the FDA regarding the refundability of the filing fee in March 2011.  The FDA’s current position is that all of the filing fee is not refundable, but the Company believes the FDA continues to review this position.  The Company continued conversations with the FDA in March 2011 and still believes that part of the fee is refundable.

The Company’s position is that the value related to the part of the fee that is not refunded is the cost of getting regulatory approval for its MS product and that this value should be properly recorded as an intangible asset at time of approval and amortized over the product’s estimated useful life.  The revenues and gross profit margins attained by the Company when it was previously selling its MS product currently substantiate its value as an intangible asset.

As a result of the new information the Company received at the meeting related to what was now required for the MS NDA approval and the filing fee discussions and correspondence, the Company has reclassified this amount to other long-term assets as of March 31, 2011.  Once the FDA determines how much of the fee will be refunded, the nonrefundable amount will be reclassified to intangible assets upon FDA approval of the MS NDA.  Amortization will begin when the Company starts shipping these products.  If this application is not approved, the Company has the right to re-file multiple applications for this specific product with no additional fees due.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the nine months ended March 31, 2011 and 2010 was approximately $23,000 and $20,000, respectively.

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

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and nine months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2011	2010	2011	2010

Migraine Headache	$1,949,000	$2,135,000	$6,985,000	$7,275,000
Epilepsy	457,000	357,000	1,338,000	1,396,000
Prescription Vitamin	—	1,446,000	1,821,000	4,502,000
Heart Failure	2,990,000	5,070,000	9,738,000	15,212,000
Thyroid Deficiency	12,331,000	12,798,000	34,898,000	38,906,000
Antibiotic	1,664,000	1,709,000	4,502,000	4,928,000
Pain Management	2,726,000	3,818,000	11,128,000	8,782,000
Other	3,775,000	3,933,000	10,918,000	10,417,000

Total	$25,892,000	$31,266,000	$81,328,000	$91,418,000

Concentration of Market and Credit Risk - Five of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, accounted for approximately 43%, 12%, 9%, 5% and 5%, respectively of net sales for the nine months ended March 31, 2011.  Those same products accounted for 43%, 17%, 8%, 2% and 1% respectively, of net sales for the nine months ended March 31, 2010.  For the three months ended March 31, 2011 and 2010, the same five products accounted for 48%, 12%, 8%, 7% and 6%, and 41%, 16%, 7%, 2% and 5%, respectively, of net sales.

Four of the Company’s customers accounted for 22%, 13%, 11%, and 9%, respectively, of net sales for the nine months ended March 31, 2011, and 26%, 11%, 9%, and 8%, respectively, of net sales for the nine months ended March 31, 2010.  For the three months ended March 31, 2011 and 2010, four customers accounted for 22%, 12%, 12%, and 9%, and 27%, 11%, 11%, and 8%, respectively, of net sales.  At March 31, 2011, four customers accounted for 71% of the Company’s accounts receivable balances.  At June 30, 2010, four customers accounted for 69% of the Company’s accounts receivable balances.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At March 31, 2011, the Company had four stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At March 31, 2011, there were 1,962,366 options outstanding.  Of those, 965,360 were options issued under the 2006 LTIP, 791,773 were issued under the 2003 Plan, and 205,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 52,365 shares under options having already been exercised under that plan since its inception, leaving a balance of 280,862 shares in that plan for future issuances.  2,500,000 shares were authorized to be issued under the 2006 LTIP, with 150,925 shares under options having already been exercised under that plan since its inception.  At March 31, 2011, there were 155,011 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 484,344 shares having already vested under that plan since its inception.  At March 31, 2011, a balance of 744,360 shares is available in the 2006 LTIP for future issuances.

In January 2011, the shareholders of the Company approved a new stock option and restricted stock award plan, the 2011 LTIP, which authorized 1,500,000 new shares of common stock for future issuances under this plan.  As of March 31, 2011, no shares have been issued under this plan.

During the fiscal year ended June 30, 2010, the Company awarded 237,500 shares of restricted stock to management employees under the 2006 LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $126,593 and $130,129 was recognized during the three months ended March 31, 2011 and 2010, respectively, related to these shares of restricted stock. Stock compensation expense of $406,808 and $220,217 was recognized during the nine months ended March 31, 2011 and 2010, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock to management employees under the 2006 LTIP, of which 74,464 of these shares vested 100% on January 1, 2008, and the remainder vested in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $43,007 was recognized during the three months ended March 31, 2010 related to these shares of restricted stock. Stock compensation expense of $29,968 and $129,021 was recognized during the nine months ended March 31, 2011 and 2010, respectively, related to these shares of restricted stock.

During the three months ended March 31, 2011, the Company awarded 32,500 shares of restricted stock under the 2006 LTIP which vested immediately.  Stock compensation expense of $182,175 was recognized during the three months ended March 31, 2011 related to the vesting of these shares of restricted stock.

During the three months ended March 31, 2010, the Company awarded 45,000 shares of restricted stock under the 2006 LTIP which vested immediately.  Stock compensation expense of $290,250 was recognized during the three months ended March 31, 2010 related to the vesting of these shares of restricted stock.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the nine months ended March 31:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2011	FY 2011	FY 2010	FY 2010
Risk-free interest rate	—%	—%	2.4%	2.4%
Expected volatility	—%	—%	66.4%	66.8%
Expected dividend yield	—%	—%	—%	—%
Forfeiture rate	—%	—%	5.0%	5.0%
Expected term	n/a	n/a	5.0 years	5.0 years
Weighted average fair value at date of grant	$—	$—	$3.99	$4.00

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Stock based compensation
Stock options	$212,916	$320,013	$770,534	$850,607
Employee stock purchase plan	24,292	10,440	48,584	43,516
Restriced stock	308,768	463,386	618,951	639,488
Tax benefit at statutory rate	16,895	22,934	70,003	56,677

Options outstanding that have vested and are expected to vest as of March 31, 2011 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,457,607	$7.92	$820,377	5.1
Options expected to vest	468,089	$6.43	$137,768	8.4
Total vested and expected to vest	1,925,696	$7.56	$958,145	5.9

A summary of nonvested restricted stock award activity as of March 31, 2011 and changes during the nine months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2010	269,898	$1,778,814
Granted	32,500	182,175
Vested	(144,053)	(862,075)
Forfeited	(3,334)	(23,138)
Nonvested at March 31, 2011	155,011	$1,075,776

A summary of award activity under the Plans as of March 31, 2011 and 2010, and changes during the nine months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2010	1,309,254	$6.11			749,597	$9.77
Granted	—	$—			—	$—
Exercised	(59,200)	$3.88			—	$—
Forfeited, expired or repurchased	(37,285)	$7.92			—	$—
Outstanding at March 31, 2011	1,212,769	$6.17	$737,617	6.8	749,597	$9.77	$225,865	4.7

Outstanding at March 31, 2011 and not yet vested	428,677	$6.36	$143,105	8.4	76,082	$6.99	$—	8.6
Exercisable at March 31, 2011	784,092	$6.07	$594,512	5.9	673,515	$10.08	$225,865	4.3

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2009	958,909	$5.60			626,772	$10.52
Granted	502,642	$6.98			152,658	$6.99
Exercised	(108,546)	$4.47			(13,804)	$4.97
Forfeited, expired or repurchased	(15,650)	$5.17			—	$—
Outstanding at March 31, 2010	1,337,355	$6.21	$214,484	7.7	765,626	$9.91	58,121	5.7

Outstanding at March 31, 2010 and not yet vested	769,982	$5.98	129,399	9.1	196,218	$6.20	35,275	9.2
Exercisable at March 31, 2010	567,373	$6.52	$85,085	5.8	569,408	$11.19	22,846	4.5

Options with a fair value of $1,192,300 vested during the nine months ended March 31, 2011.  As of March 31, 2011, there was $2,054,934 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.6 years.  The Company issues new shares when stock options are exercised.

Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

(Loss) Earnings per Common Share — A dual presentation of basic and diluted (loss) earnings per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic (loss) earnings per share to diluted (loss) earnings per share.  Basic (loss) earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.  Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted (loss) earnings per share follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
	Net Loss Attirbutable to Lannett	Shares	Net Income Attirbutable to Lannett	Shares	Net Income Attirbutable to Lannett	Shares	Net Income Attirbutable to Lannett	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic (loss) earnings per share factors	$(362,061)	28,373,436	$2,092,854	24,849,745	$1,587,532	26,215,510	$5,004,816	24,697,669

Effect of potentially dilutive option and restricted stock plans	—	—	—	436,586	—	342,922	—	474,081

Diluted (loss) earnings per share factors	$(362,061)	28,373,436	$2,092,854	25,286,331	$1,587,532	26,558,432	$5,004,816	25,171,750

Basic (loss) earnings per share	$(0.01)		$0.08		$0.06		$0.20
Diluted (loss) earnings per share	$(0.01)		$0.08		$0.06		$0.20

The number of anti-dilutive shares that have been excluded in the computation of diluted (loss) earnings per share for the three months ended March 31, 2011 and 2010 were 2,117,377 and 1,406,344, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted (loss) earnings per share for the nine months ended March 31, 2011 and 2010 were 1,405,879 and 1,315,984, respectively.

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

Inventories consist of the following:

	March 31, 2011	June 30, 2010

Raw materials	$9,955,949	$5,183,735
Work-in-process	3,626,382	2,375,396
Finished goods	10,486,939	10,527,630
Packaging supplies	676,889	970,106
	$24,746,159	$19,056,868

The preceding amounts are net of excess and obsolete inventory reserves of $3,756,294 and $2,481,810 at March 31, 2011 and June 30, 2010, respectively.

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

As of July 24, 2010, Lannett has stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and currently awaits FDA approval on the submission.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to inspect Lannett’s facilities as part of a Pre-Approval Inspection (“PAI”) before it could give final approval on the MS NDA.  As a result of the new information the Company received at this meeting related to what was now required for the MS NDA approval, the Company has revised its date estimate for MS NDA approval and re-launch of its Morphine Sulfate Oral Solution product and recorded additional inventory reserves of $49,000 and $1,546,000, respectively, for the three and nine months ended March 31, 2011 based on the relevant expiration dates of the material.  Therefore, as of March 31, 2011, the Company has approximately $214,000 of Morphine Sulfate Oral Solution net finished goods inventory value.  If the Company is rejected on its current application, if the current application takes significantly longer than anticipated to be approved, or if the FDA were to prevail on the current lawsuit filed by Lannett which seeks determination that Morphine Sulfate Oral Solution is a Grandfathered product, the Company is at risk of losing the remaining value of its Morphine Sulfate Oral Solution net inventory as of March 31, 2011.  Lannett also has approximately $317,000 of net inventory value at March 31, 2011 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $822,000 and $714,000, respectively. Depreciation expense for the nine months ended March 31, 2011 and 2010 was approximately $2,266,000 and $2,110,000, respectively.

Property, plant and equipment consist of the following:

		March 31,	June 30,
	Useful Lives	2011	2010
Land	—	$1,350,499	$1,375,103
Building and improvements	10 - 39 years	25,029,000	23,101,751
Machinery and equipment	5 - 10 years	26,198,436	24,638,754
Furniture and fixtures	5 - 7 years	1,134,299	1,044,506
		$53,712,234	$50,160,114
Accumulated depreciation		(23,760,894)	(21,531,845)
		$29,951,340	$28,628,269

Note 6.  Investment Securities

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The fair value of the Company’s trading securities in the table below are derived solely from Level 1 inputs.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 investment securities as of March 31, 2011 or June 30, 2010.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

March 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government Agency	$208,671	$1,484	$—	$210,155
Corporate Bonds	179,507	3,040	—	182,547
	$388,178	$4,524	$—	$392,702

Trading
Equity securities	7,947,436	—	(17,898)	7,929,538

Total	$8,335,614	$4,524	$(17,898)	$8,322,240

June 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government Agency	$590,751	$13,713	$—	$604,464
Corporate Bonds	179,507	4,235	—	183,742
	$770,258	$17,948	$—	$788,206

The amortized cost and fair value of the Company’s investment securities by contractual maturity at March 31, 2011 and June 30, 2010 are summarized as follows:

	March 31, 2011		June 30, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$8,335,614	$8,322,240	$590,751	$604,464
Due after one year through five years	—	—	179,507	183,742
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total investment securities	8,335,614	8,322,240	770,258	788,206
Less current portion	8,335,614	8,322,240	590,751	604,464

Long term investment securites	$—	$—	$179,507	$183,742

The Company uses the specific identification method to determine the cost of securities sold. For the nine months ended March 31, 2011, the Company had gains on investments of $56,556, of which $74,454 was realized gains and $17,898 was unrealized losses.  For the nine months ended March 31, 2010, the Company had no realized gains or losses on investment securities.

As of March 31, 2011 and June 30, 2010, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of March 31, 2011, there were no individual securities in a continuous unrealized loss position.

Note 7. Bank Line of Credit

The Company had a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at March 31, 2011 and June 30, 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of March 31, 2011 and June 30, 2010, the Company had $2,995,000 and $3,000,000, respectively, of availability under this line of credit.  The line of credit was collateralized by substantially all of the Company’s assets.  The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

Effective as of March 31, 2011, the Company renegotiated this line of credit as part of establishing a mortgage on its new Townsend Road property (see Note 9 — Long-Term Debt). As part of this renegotiation, the line which expires on March 31, 2012, is now only collateralized by the working capital assets of the Company.  As of March 31, 2011, the Company was in compliance with the new financial covenants under the agreement. The availability fee on the unused balance of the line of credit is 0.375%.  Under the previous agreement with Wells Fargo, the existing line of credit would have expired on November 30, 2011.

Note 8.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program.  As of March 31, 2011, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at March 31, 2011, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Note 9.  Long-Term Debt

Long-term debt consists of the following:

	March 31,	June 30,
	2011	2010
PIDC Regional Center, LP III loan	$—	4,500,000
Pennsylvania Industrial Development Authority loan	876,019	933,820
Pennsylvania Department of Community & Economic Development loan	8,898	88,141
Tax-exempt bond loan (PAID)	555,000	555,000
First National Bank of Cody mortgage	1,545,015	1,642,866

Total debt	2,984,932	7,719,827
Less current portion	281,236	4,851,278

Long term debt	$2,703,696	$2,868,549

Current Portion of Long Term Debt

	March 31,	June 30,
	2011	2010
PIDC Regional Center, LP III loan	$—	$4,500,000
Pennsylvania Industrial Development Authority loan	78,686	77,091
Pennsylvania Department of Community & Economic Development loan	8,898	88,141
Tax-exempt bond loan (PAID)	130,000	130,000
First National Bank of Cody mortgage	63,652	56,046

Total current portion of long term debt	$281,236	$4,851,278

In December 2005, the Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC) as part of the Company’s expansion of its Torresdale Avenue facility. The outstanding principal balance, which was due and payable on December 13, 2010, was repaid on that date. The Company paid a bi-annual interest payment at a rate equal to two and one-half percent per annum.

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

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2011 and June 30, 2010 was 0.46% and 0.52%, respectively.

The Company has recently negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo N.A. and the PIDA.  The Wells Fargo portion of the loan is for $3.1 million, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The PIDA portion of the loan is for $2.0 million, is expected to bear a 3.75% interest rate and mature in 15 years.  Both loans are expected to close shortly.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

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

Long-term debt amounts due, for the twelve month periods ending March 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2011	$281,236
2012	284,471
2013	297,157
2014	315,062
2015	173,672
Thereafter	1,633,334

$2,984,932

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

Note 11.   Commitments

Leases

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on approximately seven acres in Philadelphia.  The Company purchased this building in October 2009 for approximately $3.8 million plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs are expected to be financed through a series of loans with Wells Fargo N.A. bank and a Pennsylvania state run development agency. These loans could not be put in place until all construction had been completed and a proper certificate of occupancy had been obtained, due to a requirement by the state run development agency.  Construction was substantially complete by June 30, 2010. A certificate of occupancy was obtained by September 2010.  The financing is expected to be completed and funded by the end of May 2011 — see Note 9 — Long-Term Debt.  This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.   See Note 17.

Rental and lease expense for the three months ended March 31, 2011 and 2010 was approximately $22,000 and $30,000, respectively. Rental and lease expense for the nine months ended March 31, 2011 and 2010 was approximately $68,000 and $134,000, respectively.

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

The components of comprehensive (loss) income and related taxes consisted of the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010

Net (loss) income	$(357,802)	$2,102,261	$1,608,072	$5,036,040
Foreign currency translation adjustments	(16,120)	(33,239)	(8,671)	(22,340)
Unrealized holding loss on securities	(1,690)	(5,552)	(13,424)	(16,639)
Tax effect	676	2,221	5,369	6,656

Total Other Comprehensive Loss	(17,134)	(36,570)	(16,726)	(32,323)

Total Comprehensive (Loss) Income	$(374,936)	$2,065,691	$1,591,346	$5,003,717

Note 14.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2011 and 2010 were $79,000 and $88,000, respectively.  For the nine months ended March 31, 2011 and 2010, contributions to the Plan were $302,000 and $303,000, respectively.

Note 15.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of March 31, 2011, 261,283 shares have been issued under the ESPP.  Compensation expense of $24,292 and $10,440 relating to the ESPP was recognized for the three months ended March 31, 2011 and 2010, respectively. Compensation expense of $48,584 and $43,516 relating to the ESPP was recognized for the nine months ended March 31, 2011 and 2010, respectively.

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

The provision for federal, state and local income taxes for the three months ended March 31, 2011 and 2010 was tax (benefit) expense of approximately ($450,000) and $527,000, respectively, with effective tax rates of 56% and 20%, respectively. The provision for federal, state and local income taxes for the nine months ended March 31, 2011 and 2010 was tax expense of approximately $555,000 and $3,525,000, respectively, with effective tax rates of 26% and 41%, respectively.  The effective tax rate for the three and nine months ended March 31, 2011 includes the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.  These decreases were partially offset by the effect of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011.  The effective tax rate for the three months ended March 31, 2010 was lower compared to the three months ended March 31, 2011 due primarily to the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of that settlement, the Company recorded a refund receivable totaling approximately $418,000.  The Company also reduced its liability for unrecognized tax benefits by approximately $216,000 as a result of the IRS settlement.  The effective tax rate for the nine months ended March 31, 2010 includes the impact of a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by approximately 8% for the nine months ended March 31, 2010.  The increase in effective tax rate related to this change in Pennsylvania tax law was essentially offset by the impact of the IRS settlement agreement described above.  The Company expects its overall effective tax rate will be approximately 27% to 29% for the full year ended June 30, 2011 primarily as a result of the reversal of the liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.

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

As of March 31, 2011 and June 30, 2010, the Company reported total unrecognized tax benefits of $217,633 and $399,034, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2011 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2011 and June 30, 2010. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2007 and prior generally are no longer subject to review as such years generally are closed. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 17. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2011 and June 30, 2010 balance sheets are consolidated VIE assets of approximately $1.8 million and $1.9 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.5 million and $1.6 million at March 31, 2011 and June 30, 2010, respectively.

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

Note 18.  Related Party Transactions

The Company had sales of approximately $658,000 and $625,000 during the nine months ended March 31, 2011 and 2010, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the three months ended March 31, 2011 and 2010 were $184,000 and $201,000, respectively.  Jeffrey Farber (the “related party”), who is a current board member and the son of the Chairman of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $195,000 and $161,000 at March 31, 2011 and June 30, 2010, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

Arthur P. Bedrosian, President and Chief Executive Officer, currently owns 100% of Pharmeral.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party. In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control where a third party is involved, this royalty would be reinstated. The registered trademark OB-Natal® was transferred to Lannett for one dollar from Mr. Bedrosian.

Lannett Company, Inc. paid a management consultant who is related to Mr. Bedrosian $30,660 in fees during the three months ended March 31, 2011 and $27,760 in fees and $6,090 in reimbursable expenses during the three months ended March 31, 2010.  The Company paid this consultant $103,600 in fees and $8,079 in reimbursable expenses during the nine months ended March 31, 2011 and $79,620 in fees and $15,823 in reimbursable expenses during the nine months ended March 31, 2010.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its Bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2012. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 19.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 72% and 64% of the Company’s inventory purchases during the three and nine month periods ended March 31, 2011 and approximately 73% and 77% during the three and nine month periods ended March 31, 2010, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of March 31, 2011, JSP has not exercised the nomination provision of the agreement.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2011 and 2010:

For the nine months ended March 31, 2011	Chargebacks	Rebates	Returns	Other	Total

Reserve Category
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,258,862)	(3,946,924)	(3,290,619)	—	(13,496,405)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	380,893	—	—	380,893
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	40,105,340	12,276,977	5,602,225	2,739,301	60,723,843
Actual credits issued related to sales recorded in Fiscal 2011	(34,059,033)	(10,144,801)	(2,078,044)	(2,739,301)	(49,021,179)
Reserve Balance as of March 31, 2011	$6,069,572	$2,132,176	$5,634,816	$—	$13,836,564

For the nine months ended March 31, 2010	Chargebacks	Rebates	Returns	Other	Total

Reserve Category
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540
Actual credits issued related to sales recorded in prior fiscal years	(5,218,835)	(2,537,746)	(3,112,587)	—	(10,869,168)
Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	35,900,162	12,529,499	3,803,056	880,860	53,113,577
Actual credits issued related to sales recorded in Fiscal 2010	(30,081,997)	(9,527,547)	—	(880,860)	(40,490,404)
Reserve Balance as of March 31, 2010	$6,689,132	$3,001,952	$5,797,461	$—	$15,488,545

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,412 at June 30, 2010 to $13,836,564 at March 31, 2011.  The decrease in total reserves is mainly due to a decrease in the rebates reserve as a result of timing of credits taken by customers, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.  The activity in the Other category for the nine months ended March 31, 2011 includes shelf-stock adjustments totaling $2,250,404 primarily related to products for the treatment of thyroid deficiency and heart failure.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The decrease of reserves to $13,836,564 at March 31, 2011 from $15,249,412 at June 30, 2010 is due to the timing of credits being processed by the customers and by the Company.  Approximately $13,496,000 or 89% of the reserve balance from June 30, 2010 has been processed through the first nine months of Fiscal 2011. Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The following table shows the results of these calculations as of the relevant periods:

	3/31/11	6/30/10	3/31/10
Net DSO (in days)	93	77	78
Gross DSO (in days)	65	69	65

The level of net DSO at March 31, 2011 is higher than the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.  The increase is due to lower net sales in the third quarter of Fiscal 2011 as well as the timing of cash receipts.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the March 31, 2011 and June 30, 2010 balance sheets are consolidated VIE assets of approximately $1.8 million and $1.9 million, respectively, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.5 million and $1.6 million at March 31, 2011 and June 30, 2010, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

Results of Operations - Three months ended March 31, 2011 compared with three months ended March 31, 2010

Net sales for the three months ended March 31, 2011 (“Fiscal 2011”) decreased 17% to $25,892,000 from $31,266,000 for the three months ended March 31, 2010 (“Fiscal 2010”). The following factors contributed to the $5,374,000 decrease in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	-28%	-18%
Antibiotics	1%	-2%
Prescription Vitamins	-101%	-97%
Epilepsy	33%	-4%
Thyroid Deficiency	10%	-12%
Pain Management	-50%	44%
Migraine Headache	3%	-11%

Sales of drugs used for pain management decreased by approximately $1,092,000 for the three months ended March 31, 2011 compared to March 31, 2010. This decrease is primarily the result of the lost Fiscal 2010 third quarter revenues of Morphine Sulfate Oral Solution totaling $1,702,000 as a result of the FDA’s action to force Lannett and all but one competitor to cease manufacturing and/or distributing Morphine Sulfate Oral Solution effective July 24, 2010.  Partially offsetting this decrease is an increase in demand for sales of Hydromorphone which increased $848,000 for the three months ended March 31, 2011.  Sales of drugs used in the treatment of thyroid deficiency decreased by approximately $467,000 primarily as a result of a competitive price reduction in order to retain one of our major customers.  The overall decrease in sales was also affected by a decrease in sales of drugs for the treatment of congestive heart failure by approximately $2,080,000 for the three months ended March 31, 2011 compared to March 31, 2010 mainly due to a decrease in the volume of bottles shipped, as well as a result of a competitive price reduction in order to retain one of our major customers.  Net sales of our prescription vitamins also decreased by approximately $1,446,000 due to the settlement agreement reached with KV on December 15, 2010 which requires the Company to cease selling products covered by the licensed patents (see note 10).

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended March 31, 2011 and 2010:

Customer Category	2011	2010

Wholesaler/ Distributor	$14,254,000	$14,369,000
Retail Chain	10,771,000	15,223,000
Mail-Order Pharmacy	867,000	1,674,000

Total	$25,892,000	$31,266,000

The sales to retail chains decreased primarily as a result of the competitive price reductions on two products in order to retain one of our major customers as discussed above. Sales to retail chains also declined as a result of the settlement agreement reached with KV which requires the Company to cease selling products covered by the licensed patents as discussed above.

Cost of sales for the third quarter decreased 1% to $20,589,000 in Fiscal 2011 from $20,869,000 in Fiscal 2010.  The decrease reflected the impact of the 17% decrease in sales as well as a change in the mix of products sold.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the third quarter of Fiscal 2011 and Fiscal 2010 were 20% and 33%, respectively. Gross profit percentage reflects the overall decrease in sales described above as well as product mix. While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the third quarter decreased 45% to $1,854,000 for Fiscal 2011 from $3,352,000 for Fiscal 2010.  The decrease is primarily due to the timing of milestone achievements for costs of products in development and completed phases for several biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the third quarter decreased 3% to $4,280,000 in Fiscal 2011 from $4,393,000 in Fiscal 2010.  The decrease is primarily due to incentive compensation costs incurred in Fiscal 2010, but not incurred in the Fiscal 2011 period.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the third quarter of Fiscal 2011 decreased to $28,000 compared to $50,000 in Fiscal 2010 primarily due to lower levels of long-term debt. Interest and dividend income in the third quarter increased to $25,000 in Fiscal 2011 from $5,000 in Fiscal 2010 due to dividends earned on higher investment securities balances.

The Company recorded an income tax benefit in the third quarter of 2011 of $450,000 compared to income tax expense of $527,000 in the third quarter of Fiscal 2010. The effective tax rate for the three months ended March 31, 2011 was 56%, compared to 20% for the three months ended March 31, 2010.  The effective tax rate for the three months ended March 31, 2011 includes the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.  These decreases were partially offset by the effect of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011.  The effective tax rate for the three months ended March 31, 2010 includes the impact of the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $418,000 and reduced its liability for unrecognized tax benefits by approximately $216,000. The Company expects its overall effective tax rate will be approximately 27% to 29% for the full year ended June 30, 2011 primarily as a result of the reversal of the liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.

The Company reported a net loss attributable to Lannett of approximately $362,000 in the third quarter of Fiscal 2011, or $0.01 basic and diluted loss per share, as compared to net income attributable to Lannett of approximately $2,093,000 in the third quarter Fiscal 2010, or $0.08 basic and diluted earnings per share.

Results of Operations — Nine months ended March 31, 2011 compared with nine months ended March 31, 2010

Net sales for the nine months ended March 31, 2011 (“Fiscal 2011”) decreased 11% to $81,328,000 from $91,418,000 for the nine months ended March 31, 2010 (“Fiscal 2010”). The following factors contributed to the $10,090,000 decrease in sales:

Medical indication	Sales volume change %	Sales price change %
Heart Failure	-31%	- 8%
Antibiotics	-17%	11%
Prescription Vitamins	-67%	22%
Epilepsy	33%	-28%
Thyroid Deficiency	4%	-14%
Pain Management	-9%	40%
Migraine Headache	6%	-10%

Sales of drugs used in the treatment of thyroid deficiency decreased by approximately $4,008,000 primarily as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling approximately $1,271,000.  The overall decrease in sales was also affected by a decrease in sales of drugs for the treatment of congestive heart failure by approximately $5,474,000 for the nine months ended March 31, 2011 compared to March 31, 2010 mainly due to a decrease in the volume of bottles shipped, as well as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling approximately $682,000.  Net sales of our prescription vitamins also decreased by approximately $2,681,000 due to the settlement agreement reached with KV on December 15, 2010 which requires the Company to cease selling products covered by the licensed patents.  The overall decrease in sales was partially offset by an increase in sales of drugs used for pain management which increased by approximately $2,346,000 for the nine months ended March 31, 2011 compared to March 31, 2010. This increase is primarily the result of an increase in demand for pain management products including Hydromorphone HCl and Oxycodone HCl which increased $3,156,000 and $3,308,000, respectively for the nine months ended March 31, 2011 compared to March 31, 2010. Partially offsetting this increase were Fiscal 2010 revenues of Morphine Sulfate Oral Solution totaling $5,007,000 which were not recognized in Fiscal 2011 as a result of the FDA’s action to force Lannett and all but one competitor to cease manufacturing and/or distributing Morphine Sulfate Oral Solution effective July 24, 2010.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
Customer Category	2011	2010

Wholesaler/ Distributor	$43,841,000	$41,710,000
Retail Chain	34,577,000	45,015,000
Mail-Order Pharmacy	2,910,000	4,693,000

Total	$81,328,000	$91,418,000

The sales to wholesaler/distributor increased as a result of an increase in the demand for products for which the Company is the major supplier and also an increase in the number of products available for sale.  The sales to retail chains decreased primarily as a result of the competitive price reductions on two products in order to retain one of our major customers as discussed above. Sales to retail chains also declined as a result of the settlement agreement reached with KV which requires the Company to cease selling products covered by the licensed patents as discussed above.

Cost of sales for the first nine months increased 1% to $61,763,000 in Fiscal 2011 from $61,409,000 in Fiscal 2010.  Cost of sales reflected the impact of the 11% decrease in sales as well as a change in the mix of products sold. Cost of sales includes the additional inventory reserves totaling approximately $1,546,000 related to Morphine Sulfate Oral Solution.  The Company increased its reserves related to Morphine Sulfate Oral Solution as a result of new information obtained during the January 2011 meeting with the FDA in that the FDA now requires a PAI as part of the MS NDA approval process.  Cost of sales also included the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV (see note 10).

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first nine months of Fiscal 2011 and Fiscal 2010 were 24% and 33%, respectively. Gross profit percentage decreased due to the overall decline in sales described above and due to product mix.  Gross profit margins were also reduced by the additional inventory reserves recorded during Fiscal 2011 totaling $1,546,000 related to Morphine Sulfate Oral Solution as discussed above.  Partially offsetting the decrease was an increase due to the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first nine months decreased 39% to $5,557,000 for Fiscal 2011 from $9,110,000 for Fiscal 2010.  The decrease is primarily due to the timing of milestone achievements for costs of products in development and completed phases for several biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the first nine months decreased 4% to $11,755,000 in Fiscal 2011 from $12,205,000 in Fiscal 2010.  The decrease is primarily due to incentive compensation costs incurred in Fiscal 2010, but not incurred in Fiscal 2011, as well as the reversal of the remaining Fiscal 2010 accrued bonuses totaling approximately $1,391,000 in the second quarter of Fiscal 2011 (see Note 11), of which approximately $1,010,000 was included in SG&A.  Partially offsetting the overall decrease are increased legal costs of approximately $640,000 related to the litigation with the FDA regarding the status of Grandfathered products, including our Morphine Sulfate Oral solution. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the first nine months of Fiscal 2011 decreased to $175,000 compared to $204,000 in Fiscal 2010 primarily due to lower levels of long-term debt. Interest and dividend income in the first nine months decreased to $40,000 in Fiscal 2011 from $49,000 in Fiscal 2010 due to lower interest earned on smaller investment securities balances.

The Company recorded income tax expense in the first nine months of 2011 of $555,000 compared to income tax expense of $3,525,000 in the first nine months of Fiscal 2010. The effective tax rate for the nine months ended March 31, 2011 was 26%, compared to 41% for the nine months ended March 31, 2010.  The effective tax rate for the nine months ended March 31, 2011 was lower compared to the nine months ended March 31, 2010 due primarily to the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.  These decreases were partially offset by the effect of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011.  The effective tax rate for the nine months ended March 31, 2010 includes the impact of a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by 8% for the nine months ended March 31, 2010.  The increase in effective tax rate related to this change in Pennsylvania tax law was essentially offset by the impact of the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $418,000 and reduced its liability for unrecognized tax benefits by approximately $216,000.   The Company expects its overall effective tax rate will be approximately 27% to 29% for the full year ended June 30, 2011 primarily as a result of the reversal of the liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.

The Company reported net income attributable to Lannett of approximately $1,588,000 in the first nine months of Fiscal 2011, or $0.06 basic and diluted earnings per share, as compared to net income attributable to Lannett of approximately $5,005,000 in the first nine months of Fiscal 2010, or $0.20 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  During the second quarter of 2011, the Company completed a secondary stock offering of 3,250,000 shares which generated net proceeds of approximately $14,950,000.  At March 31, 2011, working capital was $56,838,000 as compared to $40,105,000 at June 30, 2010, an increase of $16,733,000.

Net cash used in operating activities of $4,624,000 in the first nine months of Fiscal 2011 reflected net income of $1,608,000, after adjusting for non-cash items of $8,200,000, as well as cash used by changes in operating assets and liabilities of $14,432,000.  Significant changes in operating assets and liabilities are comprised of:

•                  A decrease in trade accounts receivable of $3,456,000 primarily as a result of decreased sales in the third quarter of Fiscal 2011 compared to the fourth quarter of Fiscal 2010.

•                  An increase in inventories of $5,689,000 primarily due to an increase in raw material stocking levels for certain products as of March 31, 2011 which are being carried to fulfill customer back orders as well as products currently under development.

•                  An increase in prepaid taxes of $2,407,000 from an income taxes payable balance of $1,480,000 due to estimated tax payments made in September 2010 related to Fiscal 2010.

•                  An increase in accounts payable of $823,000 due to the timing of payments at the end of the month.

•                  A decrease in accrued expenses of $2,469,000 primarily due to the settlement agreement with KV, which resulted in a payment of $850,000 to KV and a $618,000 reversal of accrued royalty expense, as well as due to the timing of biostudy and product development milestone achievements.

•                  A decrease in rebates, chargebacks and returns payable of $1,413,000 primarily due to a decrease in the rebates reserve as a result of a timing of credits taken by customers, and a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesaler distribution centers.

•                  A decrease in accrued payroll and payroll related costs of $5,219,000 primarily related to the payment in the first quarter of Fiscal 2011 of the Fiscal 2010 accrued incentive compensation costs totaling approximately $3,421,000 , as well as the reversal of the remaining Fiscal 2010 accrued bonuses totaling approximately $1,391,000 in the second quarter of Fiscal 2011.

Net cash used in investing activities of $13,146,000 for the nine months ended March 31, 2011 is mainly the result of purchases of property, plant and equipment of $5,663,000 and purchases of investment securities of $11,926,000 partially offset by proceeds of $4,435,000 from the sale of investment securities.

Net cash provided by financing activities of $10,332,000 for the nine months ended March 31, 2011 was primarily due to the net proceeds received from the Company’s secondary public stock offering totaling $14,950,000.  We intend to use the net proceeds we received from these offerings for general corporate purposes, including, without limitation, research and development expenses, general and administrative expenses, manufacturing expenses, potential acquisitions of companies, technologies and properties that complement our business (although we are not currently party to any binding agreements or commitments with respect to any such acquisitions) and working capital. Pending these uses described above, we expect to invest our net proceeds in investment-grade, interest-bearing instruments.  Partially offsetting these proceeds were scheduled debt repayments of $4,735,000, which included the repayment of the $4,500,000 PIDC Regional Center, LP III loan which was repaid on December 13, 2010.  Additional financing activities included the purchase of shares of treasury stock totaling $221,000 partially offset by proceeds from the issuance of stock related to employee stock plans of $398,000.

Long-term debt amounts due, for the twelve month periods ended March 31 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2011	$281,236
2012	284,471
2013	297,157
2014	315,062
2015	173,672
Thereafter	1,633,334

$2,984,932

The Company had a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at March 31, 2011 and June 30, 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of March 31, 2011 and June 30, 2010, the Company had $2,995,000 and $3,000,000, respectively, of availability under this line of credit.  The line of credit was collateralized by substantially all of the Company’s assets.  The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

Effective as of March 31, 2011, the Company renegotiated this line of credit as part of establishing a mortgage on its new Townsend Road property (see Note 9 - Long Term-Debt). As part of this renegotiation, the line which expires on March 31, 2012, is now only collateralized by the working capital assets of the Company.  As of March 31, 2011, the Company was in compliance with the new financial covenants under the agreement. The availability fee on the unused balance of the line of credit is 0.375%.  Under the previous agreement with Wells Fargo, the existing line of credit would have expired on November 30, 2011.

In December 2005, the Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The outstanding principal balance, which was due and payable on December 13, 2010, was repaid on that date. The Company paid a bi-annual interest payment at a rate equal to two and one-half percent per annum.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $876,019 outstanding as of March 31, 2011 with $78,686 currently due.

The Company borrowed $500,000 from the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of March 31, 2011, $8,898 is outstanding and currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2011 was 0. 46%.  At March 31, 2011, the Company has $555,000 outstanding on the Authority loan, of which $130,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo to secure payment of the Authority Loan and a portion of the related accrued interest.  At March 31, 2011, no portion of the letter of credit has been utilized.

The Company has negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo N.A. and the PIDA.  The Wells Fargo portion of the loan is for $3.1 million, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The PIDA portion of the loan is for $2.0 million, is expected to bear a 3.75% interest rate and mature in 15 years.  Both loans are expected to close shortly.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See note 17 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782, at a fixed rate of 7.5%, to be made through June 2026.  As of March 31, 2011, $1,545,015 is outstanding under the mortgage loan, of which $63,652 is classified as currently due. The mortgage is collateralized by the land and building.

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program requires the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company fails to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. As of March 31, 2011, the Company has had preliminary discussions with the Commonwealth of Pennsylvania to determine whether it will be required to repay any of the funds provided under the grant funding program.  Based on information available at March 31, 2011, the Company has recorded the grant funding as a long-term liability under the caption of Unearned Grant Funds.

Prospects for the Future

Generic pharmaceutical manufacturers and distributors are constantly faced by pricing pressure in the marketplace as competitors attempt to lure business from distributors, wholesalers and chain retailers by offering lower prices than the incumbent supplier.  Lannett tries to differentiate itself in the marketplace by complementing its lower cost offerings with higher levels of customer service and quality of the products.  But as Lannett enters Fiscal Year 2012, there is an increasing number of competitors on our key products that are attempting to supplant Lannett as the preferred vendor.  Lannett will continue to evaluate each event as it arises, but any reductions in either volumes or pricing will have a negative impact on the gross profit margins of the Company.

Beginning in the first quarter of Fiscal 2011, Lannett faced significant pricing challenges on its top two selling products.  In order to keep the volume of business with the specific customers involved, Lannett chose to reduce its selling price on both of the products.  These price reductions will have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

Starting in the third quarter of Fiscal 2011, Lannett is no longer marketing its OB Natal One product as the terms of the March 2009 settlement with KV pharmaceuticals required, and was confirmed in our December 2010 settlement with KV.  Additionally, the Company will stop marketing its Oxycodone HCL Solution product during the fourth quarter of Fiscal 2011 when supplies run out due to the current denial by the DEA to grant additional manufacturing quota to Cody Labs for its production.  Both of these products combined contributed approximately $7.0 million in revenue in Fiscal 2010.  The loss of these products will have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

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

Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area. The sale of pain management products approximated 11% of Net Sales for the full year Fiscal 2010.  Additionally, the API and dosage form production of these products were performed at our Cody Labs operations and, due to the increased volumes of sales on these products, allowed Cody to be profitable for the entire 2010 fiscal year.  Due to the FDA’s actions against Morphine Sulfate Oral Solution and a slow down in the demand for one other product that is manufactured at Cody, Lannett expects a decrease in the percentage of sales related to pain management products in the short term. When the FDA approves the Company’s current 505(b)(2) New Drug Application for Morphine Sulfate Oral Solution, the Company expects the portion of net sales related to pain management products to increase again.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company had a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at March 31, 2011 and June 30, 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of March 31, 2011 and June 30, 2010, the Company had $2,995,000 and $3,000,000, respectively, of availability under this line of credit.  The line of credit was collateralized by substantially all of the Company’s assets.  The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  Effective as of March 31, 2011, the Company renegotiated this line of credit as part of establishing a mortgage on its new Townsend Road property. As part of this renegotiation, the line which expires on March 31, 2012, is now only collateralized by the working capital assets of the Company.  As of March 31, 2011, the Company was in compliance with the new financial covenants under the agreement. Under the previous agreement with Wells Fargo, the existing line of credit would have expired on November 30, 2011.

The Company invests in equity securities, U.S. government agency securities and corporate bonds, which are exposed to market and interest rate fluctuations.  The interest and dividends earned on these investments may vary based on fluctuations in interest rate and market conditions.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANNETT COMPANY, INC.

Dated: May 13, 2011	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: May 13, 2011	By:	/s/ Keith R. Ruck
Keith R. Ruck
Vice President of Finance and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith