Form 10-K
period 2011-06-30
LANNETT CO INC
filed 2011-09-09
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2010 was $90,607,745 based on the closing price of the stock on the NYSE - AMEX.

As of September 2, 2011, there were 28,338,037 shares of the registrant’s common stock, $.001 par value, outstanding.

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

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania, and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of branded pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2011.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ending June 30.

According to data reported by IMS Health in August 2011, we are currently among the top 20 companies, based on number of prescription transactions, for unbranded generic products in the United States.  We intend to grow our business organically as well as through strategic partnerships.  Additionally, our Levothyroxine Sodium tablets (“Levo”) were recognized by IMS Health as the 15th most prescribed pharmaceutical product, including both branded and generic products, in the U.S. over the past year, reaching approximately 25 million prescriptions for the twelve months ended June 2011.  This product line represents approximately 0.6% of the domestic prescription market.  Over the last year, we have experienced a 1% growth in prescriptions for our products while Levo has experienced a 7% annual growth during that period.

Over the past five years, we have experienced a 29% growth in our revenues from approximately $83 million in fiscal year 2007 to approximately $107 million in fiscal year 2011.  This growth has been achieved primarily through strategic partnerships and launches of additional manufactured drugs as well as opportunities resulting from our exceptional compliance with regulatory issues.

Competitive Strengths

Proven Ability to Develop Successful Products and Achieve Scale in Production. We believe that our ability to select viable products for development, efficiently develop such products, including obtaining any applicable regulatory approvals, vertically integrate ourselves into certain markets and achieve economies in production are all critical for our success in the generic pharmaceutical industry in which we operate.  We intend to focus on long-term profitability while seeking to secure market positions with fewer challenges from competitors.  Two key examples are Morphine Sulfate Oral Solution and Hydromorphone HCl tablets.

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

Mutually Beneficial Supply and Distribution Arrangements. In 2004, we entered into an exclusive distribution agreement with Jerome Stevens Pharmaceuticals (“JSP”) covering four different product lines.  Two of these product lines, Levo and Digoxin, collectively accounted for approximately 55% of our net sales in fiscal year 2011 and both products have experienced significant market growth in sales over the past few years.  Distribution agreements with other manufacturers have also increased our net sales in recent years.

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

Strong Track Record of Obtaining Regulatory Approvals for New Products. During the past two fiscal years, we have received five approved Abbreviated New Drug Applications (each, an “ANDA”) and one NDA from the Food and Drug Administration (the “FDA”).  We expect to receive several more during the next fiscal year.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

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

Business Strategies

Continue to Broaden our Product Lines Through Internal Development and Strategic Partnerships. We are focused on increasing our market share in the generic pharmaceutical industry while concentrating additional resources on the development of new products, including narcotics and controlled drugs.  We can continue our efforts to improve our financial performance by expanding our line of generic products, increasing unit sales to current customers and reducing overhead and administrative costs.

We have targeted four strategies for expanding our product offerings: (1) deploying our experienced R&D staff to develop products in-house, (2) entering into additional product development agreements or strategic partnerships with third-party product developers and formulators, (3) purchasing ANDAs from other generic manufacturers that no longer seek to manufacture a specific product and (4) marketing drugs under brand names where we see no generic opportunity.  We expect that each method will facilitate our identification, selection and development of additional generic pharmaceutical products that we may distribute through our existing network of customers.

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

Leverage Ability to Vertically Integrate as a Manufacturer, Supplier and Distributor of Narcotics and Controlled Substances.  We view our April 2007 acquisition of Cody Laboratories, Inc. (“Cody Labs” or “Cody”) as an important step in becoming a vertically integrated narcotics manufacturer and distributor by allowing us to concentrate on developing and completing our dosage form manufacturing in order to reduce our narcotic API costs. In July 2008, the DEA granted Cody Labs a license to directly import raw poppy straw for conversion into API and/or various pharmaceutical products.  Only six other companies in the U.S. have been granted this license to date.  This license will allow us to avoid increased costs associated with buying narcotic API from other manufacturers.  We anticipate that we can use this license to become a vertically integrated manufacturer of narcotic products, as well as a supplier of API to the pharmaceutical industry.  Market indicators have shown us that the aging domestic population will likely result in a higher demand for pain management pharmaceutical products.

Cody Labs’ manufacturing expertise in narcotic APIs will allow us to build a market with limited domestic competition.  We anticipate that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that we are well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area.

Key Products

All of our products currently manufactured and/or sold are prescription products.  Of the products listed in the table entitled “Current Products” below, those containing Levo, Digoxin, Butalbital, Cocaine and Morphine Sulfate were our key products, collectively accounting for approximately 69%, 75% and 71% of our net sales in fiscal years 2011, 2010 and 2009, respectively.  In fiscal year 2009, we began selling our prenatal vitamin, OB Natal One, which was the generic version to a brand name prenatal vitamin.  During the launch year of 2009, we sold approximately $12.6 million in net sales of the product.  During our fiscal year 2009, the brand equivalent was withdrawn from the marketplace.  Due to the brand company withdrawing their detailing sales force from the marketplace, we saw a significant drop in sales of our OB Natal One product during fiscal years 2010 and 2011.  As part of our lawsuit settlement with the brand company in March 2009, Lannett withdrew this product from the marketplace by December 2010.

Our products containing Levo are produced and marketed with 12 varying potencies.  In addition to generic Levo tablets, we also market and distribute Unithroid tablets, a branded version of Levo, which is produced and marketed with 11 varying potencies.  Both generic Levo tablets and Unithroid tablets are manufactured by JSP.  We began buying generic Levo from JSP and selling it to our customers in April 2003.  In September 2003, we began buying the branded Unithroid tablets from JSP and selling them to our customers.  Levo tablets are used to treat hypothyroidism and other thyroid disorders.  Levo remains one of the most prescribed drugs in the U.S. and is used by patients of various ages and demographic backgrounds.  We signed a distribution agreement with JSP in March 2004 that granted us exclusive distribution rights to Levo tablets through March 2014 (the “JSP Distribution Agreement”).  In June 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Levoxyl®.  In December 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Synthroid®. Net sales of Levo have grown rapidly in recent years from approximately $35 million in 2007 to almost $46.2 million in 2011.  In our distribution of these products, we compete with two branded Levo products—Abbott Laboratories’ Synthroid® and Monarch Pharmaceutical’s Levoxyl®— as well as generic products from Mylan and Sandoz.

Digoxin tablets are produced and marketed with two different potencies (0.125 and 0.25 milligrams (“mg”) per tablet).  This product is manufactured by JSP and we distribute it under the JSP Distribution Agreement.  We began buying this product from JSP and selling it to our customers in September 2002.  Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographic backgrounds.  Net sales of this product have increased from approximately $4.7 million in 2007 to $12.4 million in 2011. In our distribution of these products, we compete with three similar generic products from GlaxoSmithKline, Impax, and Westward.

We distribute two products containing Butalbital.  We have manufactured and sold one of the products, Butalbital with Aspirin and Caffeine capsules, for more than nineteen years.  The other Butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, is manufactured by JSP.  We began buying this product from JSP and selling it to our customers in December 2002.  Both Butalbital products, which are in orally administered capsule dosage forms, are prescribed to treat tension headaches caused by contractions of the muscles in the neck and shoulder area and migraine.  The drug is prescribed primarily for adults of various demographic backgrounds.  Migraine headache is an increasingly prevalent condition in the United States.  As conditions continue to grow, the demand for effective medical treatments will continue to grow.  Although new innovator drugs to treat migraine headaches have been introduced by brand name drug companies, we believe that there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.  As the brand name companies continue to promote products containing Butalbital, like Fiorinal®, we expect to continue to produce and sell our generic Butalbital products.

Morphine Sulfate liquid oral solution is produced and marketed in three different size containers (20 mgs per mL in 30, 120 and 240 mL bottles).  We manufacture these liquid dosage forms at our Cody Labs subsidiary and we are currently finishing the manufacturing methods and capabilities to make the API form also at Cody.  This drug is prescribed primarily for the management of pain in adults where other products or delivery methods are not tolerable to the patient.  As recently as March of 2009, seven different companies, including Lannett, were manufacturing and/or distributing this product.  As a result of actions by the FDA during fiscal years 2009 and 2010 (see Item 1. Government Regulation), six of those companies, including Lannett, left the market by July 2010.  From July 2010 through June 2011, only one company had an approved NDA for this product and enjoyed market exclusivity selling it.  In June 2011, Lannett became the second approved manufacturer of this product.  Lannett expects to resume sales of this product during the first fiscal quarter of 2012.

Cocaine Topical Solution (“C-Topical”) is produced and marketed under a preliminary new drug application (“PIND”) in two different strengths and two different size containers. (4% per 4 and 10 ml bottles, and 10% per 4 and 10 ml bottles).  We manufacture these liquid dosage forms at our Cody Labs subsidiary and we expect to complete finishing the manufacturing methods and capabilities to make the API form also at Cody within the next fiscal year.  Sales of C-Topical approximated 5% of Lannett’s Net Sales during Fiscal 2011.  This drug is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery.  It also works as a vasoconstrictor during the surgery.

Validated Pharmaceutical Capabilities

Our manufacturing facility consists of 31,000 square feet on an approximately 3.5-acre parcel of land that we own.  In addition, we own a 63,000 square foot building on approximately 3.0 acres located within one mile of our manufacturing facility that houses packaging, research and development and possibly additional manufacturing space in the future.  In June 2006, we leased a third building located several miles from our manufacturing facility, consisting of 66,000 square feet on approximately 7.3 acres.  We purchased this building in October 2009 for approximately $3.8 million, plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs were financed through a series of loans with Wells Fargo N.A. bank and a Pennsylvania state run development agency. These loans could not be put in place until all construction had been completed and a proper certificate of occupancy had been obtained, due to a requirement by the state run development agency.  Construction was substantially complete by June 30, 2010 and the configuration of the warehouse was substantially completed by September 2010. A certificate of occupancy was obtained in September 2010. The series of financings were completed and funded as of May 31, 2011. This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of an approximately 73,000 square foot structure located on approximately 15 acres in Cody, Wyoming.  Cody Labs leases the facility from Cody LCI Realty, LLC, Wyoming, which is 50% owned by us and 50% by an officer of Cody Labs and his former spouse. Cody Labs’ manufacturing facility currently has capacity for further expansion, both inside the existing structure, as well as by building outside the current structure.

We have adopted many new aspects in support of regulations relating to cGMPs in the last several years, and we believe we are operating our facilities in material compliance with the FDA’s cGMP regulations.  In designing our facilities, full attention was given to material flow, equipment and automation, quality control and inspection.  A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers and high-speed bottle filling are a few examples of the sophisticated product development, manufacturing and packaging equipment we use.  In addition, our Quality Control laboratory facilities are equipped with high precision instruments, such as automated high-pressure liquid chromatographs, gas chromatographs, robots and laser particle size analyzers.

We continue to pursue our comprehensive plan entitled Quality by Design for improving and maintaining quality control and quality assurance programs for our pharmaceutical development and manufacturing facilities.  The FDA periodically inspects our production facilities to determine our compliance with the FDA’s manufacturing standards.  Typically, after completing its inspection, the FDA will issue us a report, entitled a Form 483, containing observations of any possible violations of cGMPs. The FDA’s observations may be minor or severe in nature and the degree of severity is generally determined by the time necessary to remediate the cGMP violation, any consequences to the consumer of the products, and whether the observation is subject to a Warning Letter from the FDA.  By strictly complying with cGMPs and the various FDA guidelines, and Good Laboratory Practices (“GLPs”), as well as adherence to our Standard Operating Procedures, we have successfully minimized the number of observations in our FDA inspections in recent years.

Research and Development Process

Over the past several years, we have heavily invested our resources to R&D projects, including new generic product offerings.  The costs of these R&D efforts are expensed during the periods incurred.  We believe that such costs may be recovered in future years when we receive marketing approval from the FDA to distribute such products.  In addition to using cash generated from our operations, we have entered into financing agreements with third parties to provide additional cash when needed.  These financing agreements are more fully described in the section entitled “Liquidity and Capital Resources” in Item 7 of this Form 10-K.  We have embarked on a plan to grow in future years.  In addition to organic growth to be achieved through our own R&D efforts, our Specialty Pharma unit also initiated marketing projects with other companies in order to expand future revenue.  We expect that our growing list of generic products under development will drive future growth.  Over the past several years, we have hired additional personnel in product development, production, formulation and the R&D laboratory.  We also intend to use our R&D infrastructure to continually devote resources to additional R&D projects.  The following steps outline the numerous stages in the generic drug development process:

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

4.)            Submission of the ANDA for FDA review and approval. The ANDA process became formalized under The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act (“Hatch-Waxman Act”). The Hatch-Waxman Act amended the Federal Food, Drug and Cosmetic Act (“FDCA”) to permit the FDA to review and approve an ANDA for a generic copy of a drug product, which previously received FDA approval through its new drug approval process, without having the generic drug company conduct costly clinical trials. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data, and quality control procedures.

According to information obtained from the FDA, the current FDA average review time for ANDAs exceeds 26 months.  While we have received approval for some of our ANDAs in 14 months, we have also waited longer than 36 months before receiving approval.

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

Current Products

As of the date of this filing, we manufactured and/or distributed the following products:

Name of Product		Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Amantadine SoftGel Capsules	Parkinson’s Disease	Symmetrel ®
3	Bethanechol Chloride Tablets	Urinary Retention	Urecholine®
4	Butalbital, Aspirin and Caffeine Capsules	Migraine Headache	Fiorinal®
5	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules	Migraine Headache	Fiorinal w/ Codeine #3®
6	Clindamycin HCl Capsules	Antibiotic	Cleocin®
7	C-Topical ™ Solution	Anesthetic	N/A
8	Codeine Sulfate Tablets	Pain Management	N/A
9	Danazol Capsules	Endometriosis	Danocrine®
10	Dicyclomine Tablets	Irritable Bowels	Bentyl®
11	Dicyclomine Capsules	Irritable Bowels	Bentyl®
12	Digoxin Tablets	Congestive Heart Failure	Lanoxin®
13	Dipyridamole Tablets	Anticoagulant	Persantine ®
14	Doxycycline Tablets	Antibiotic	Adoxa®
15	Doxycycline Hyclate Tablets	Antibiotic	Periostat®

16	Fluphenazine Tablets	Antipsychotic	Prolixin®
17	Hydrochlorothiazide Tablet	Diuretic	Hydrodiuril®
18	Hydromorphone HCl Tablets	Pain Management	Dilaudid®
19	Levothyroxine Sodium Tablets	Thyroid Deficiency	Levoxyl®/ Synthroid®
20	Morphine Sulfate Oral Solution	Pain Management	Roxanol®
21	Oxycodone HCl Oral Solution	Pain Management	Roxicodone®
22	Phentermine HCl Tablets	Obesity	Adipex-P®
23	Phentermine HCl Capsules	Obesity	Fastin®
24	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
25	Primidone Tablets	Epilepsy	Mysoline®
26	Probenecid Tablets	Gout	Benemid®
27	Rifampin Capsules	Antibiotic	Rifadin®
28	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
29	Unithroid® Tablet	Thyroid Deficiency	N/A
30	Ursodiol Capsules	Gallstone	Actigall ®

Unlike the branded, innovator companies, we do not develop new molecules. However, we have filed and received two patents for APIs at our Cody, Wyoming manufacturing facility, with an additional patent pending.

In fiscal years 2011 and 2010, we received two and three ANDA approvals from the FDA, respectively. The following summary contains more specific details regarding our latest ANDA approvals.  Market data is obtained from Wolters Kluwer.

In December 2009, we received a letter from the FDA with approval to market and launch Hydromorphone Hydrochloride Tablets USP, 2 mg, 4 mg and 8 mg, the generic equivalent of Purdue Pharmaceuticals’ (formerly Abbott’s) Dilaudid® Tablets 2 mg, 4 mg and 8 mg. According to Wolters Kluwer, U.S. sales in 2008 of both generic and brand Hydromorphone Hcl Tablets, 2 mg, 4 mg and 8 mg were $170 million at Average Wholesale Price. Hydromorphone Hcl tablets are indicated for the management of pain in patients where an opioid analgesic is appropriate.

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

In addition, we currently own several ANDAs that are dormant for products which we currently do not manufacture and market.  Occasionally, we review such ANDAs to determine if the market potential for any of these older drugs has recently changed to make it attractive for us to reconsider manufacturing and selling.  If we decide to introduce one of these products into the consumer market, we must review the original ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of the applicable drug.  Generally, in these situations, we file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, the raw material supplier or another major feature of the previously approved ANDA.  We would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for an ANDA supplement is similar to that of a new ANDA.

In addition to the efforts of our internal product development group, we have contracted with several outside firms for the formulation and development of several new generic drug products.  These outsourced R&D products are at various stages in the development cycle—formulation, analytical method development and testing and manufacturing scale-up.  These products include orally administered solid dosage products, injectables and nasal delivery products that are intended to treat a diverse range of medical indications.  We intend to ultimately transfer the formulation technology and manufacturing process for some of these R&D products to our own commercial manufacturing sites.  We initiated these outsourced R&D efforts to complement the progress of our own internal R&D efforts.

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

Stage of R&D	Regulatory Requirement	Number of Products
FDA Review	ANDA	16
FDA Review	ANDA supplement	2
Clinical Testing	ANDA	4
Scale-Up	ANDA	20
Scale-Up	ANDA supplement	2
Formulation/Method Development	ANDA	16

We incurred R&D expenses of approximately $8,587,000 in fiscal year 2011, $11,251,000 in fiscal year 2010, and $8,427,000 in fiscal year 2009.  The R&D spending includes spending on bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, we have also been taking advantage of favorable development costs in other countries.  We have strategic partnerships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established with Lannett and these development partners, and can range up to almost $900,000 to develop a drug, and in some cases include a royalty provision.  Development payments are normally scheduled in advance, based on attaining development milestones.

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

Our primary finished product inventory supplier is JSP in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 64% of our inventory purchases in fiscal year 2011, 77% in fiscal year 2010 and 71% in fiscal year 2009.  On March 23, 2004, we entered into the JSP Distribution Agreement for the exclusive distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of our common stock.  The products covered under the JSP Distribution Agreement include Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levo Tablets, sold generically and under the brand name Unithroid®.  The initial term of the JSP Distribution Agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  See note 18 to our consolidated financial statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

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

We have entered into definitive supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG, Swiss Caps of Switzerland and Pharma 2B (formerly Pharmaseed) and The GC Group of Israel, as well as certain domestic companies, including JSP, Banner Pharmacaps, Cerovene, and Summit Bioscience LLC.  We are currently in negotiations on similar agreements with other international companies, through which we will market and distribute future products manufactured in-house or by third parties.  We intend to capitalize on our strong customer relationships to build our market share for such products, and increase future revenues and income.

Customers and Marketing

We sell our products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores and other pharmaceutical companies.  The pharmaceutical industry’s largest wholesale distributors, McKesson, Cardinal Health and Amerisource Bergen, accounted for 9%, 6%, and 10%, respectively, of our net sales in fiscal year 2011 and 9%, 7% and 11%, respectively, of our net sales in fiscal year 2010.  Our largest chain drug store customer, Walgreens, accounted for 17% and 26% of net sales in fiscal year 2011 and fiscal year 2010, respectively.  We perform ongoing credit evaluations of our customers’ financial condition, and have experienced no significant collection problems to date.  Generally, we require no collateral from our customers.

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

We promote our products through direct sales, trade shows and bids.  We also market our products through private label arrangements, under which we manufacture our products with a label containing the name and logo of a customer.  This practice is commonly referred to as “private label business.”  Private label business allows us to leverage our internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers.  The focus of our sales efforts is the relationships we create with our customer accounts.  Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers.  Historically and in fiscal years 2011, 2010 and 2009, our advertising expenses were immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Product	Primary Competitors

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Watson and Breckenridge

C_Topical™ Solution	None

Digoxin Tablets	GlaxoSmithKline, Impax, and Westward

Doxycycline Hyclate and Monohydrate Tablets	Par, Mylan, Sandoz and Ranbaxy

Hydromorphone HCl Tablets	Mallinckrodt, Roxane and Purdue

Levothyroxine Sodium Tablets	Abbott, Monarch, Mylan, Sandoz and Forest

Morphine Sulfate Liquid Oral Solution	Roxane

Primidone Tablets	Watson, Qualitest, URL, Westward, Amneal and Impax

Rifampin Capsules	Sandoz and Versapharm

Unithroid® Tablets	Abbott, Monarch, Mylan and Sandoz

Ursodiol Capsules	Corepharma, Epic, Mylan, Teva and Watson

Government Regulation

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA, and, in cases of controlled drugs the DEA, and to a lesser extent by other federal regulatory bodies and state governments.  The FDCA, the Controlled Substance Act (the “CSA”) and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising, and promotion of our generic drug products. Noncompliance with applicable regulations can result in fines, recall and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment, and refusal of the government to approve new drug applications.  The FDA also has the authority to revoke previously approved drug products.

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

Additionally, certain products, marketed prior to the Federal Food, Drug and Cosmetic Act may be considered GRASE (“Generally Recognized As Safe and Effective”) or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.” Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for these GRASE products.  Efforts have included granting market exclusivity to approved GRASE products and issuing notices to companies currently producing these products.  One such current FDA effort includes our currently marketed product, Morphine Sulfate Oral Solution.  Please see additional discussion regarding our Morphine Sulfate Oral Solution product in Item 1A. Risk Factors, Item 3 Legal Proceedings and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Manufacturing cGMP Requirements

Among the requirements for new drug approval is the requirement that the prospective manufacturer’s methods conform to the FDA’s cGMP regulations to the satisfaction of the FDA pursuant to a pre-approval inspection before the facility may be used to manufacture the product.  The cGMP regulations must be followed at all times during which the approved drug is manufactured and the manufacturing facilities are subject to periodic inspections by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with application regulations.  FDA’s cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation.  In complying with the standards set forth in the cGMP regulations, we must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance.  In March 2011, the FDA completed its inspection of the Company’s manufacturing facilities in both Philadelphia and Cody, Wyoming.  The inspections concluded with only minor observations, seven at the Philadelphia location and five at the Cody facility.

Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including but not limited to, the seizure or recall of non-complying drug products injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and/or civil and criminal penalties.  Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal.  Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Other Regulatory Requirements

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA has very broad enforcement authority under the FDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and/or federal civil and criminal investigations and prosecutions.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim.  There are many potential bases for liability under the False Claims Act.  Liability arises, primarily, when an entity knowingly submits or causes another to submit a false claim for reimbursement to the federal government.  The federal government has used the False Claims Act to assert liability on the basis of inadequate care, kickbacks, and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered.  In addition, the federal government has prosecuted companies under the False Claims Act in connection with off-label promotion of products.  Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws.  We are unable to predict whether we will be subject to actions under the False Claims Act or a similar state law, or the impact of such actions.  However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), was enacted for the purpose of making it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti-bribery provisions of the FCPA prohibit the bribery of government officials.  Lannett believes it is in compliance with the FCPA.

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

Employees

As of June 30, 2011, we had 310 employees, comprised of 221 employees at Lannett and 89 employees at Cody Labs.

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

Approximately 63% of our fiscal year 2011 sales are of distributed products, primarily manufactured by JSP.  Two of theses products are Levo and Digoxin, which accounted for 43% and 12%, respectively, of our Fiscal 2011 net sales, and 41% and 17%, respectively, of our net sales for Fiscal 2010.  If the supply of these products is interrupted in any way by any form of temporary or permanent business interruption to JSP, including but not limited to fire or other naturally-occurring, damaging event to their physical plant and/or equipment, condemnation of their facility, legislative or regulatory cease and desist declaration regarding their operations, FDA action, and any interruption in their source of API for their products, our operating results could be materially adversely affected.  We do not have, at this time, a second source for these products.

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

During the 2011 Fiscal Year, and especially the First Quarter of Fiscal 2011, Lannett faced significant pricing challenges on its top two selling products.  In order to keep the volume of business with the specific customer involved, Lannett chose to reduce its selling price on both of the products.  This price reduction has had and will continue to have a significant impact to the gross profit margins and profitability of Lannett in the future.

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

Additionally, certain products, marketed prior to the Federal Food, Drug and Cosmetic Act may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 act, 1938 act or the 1962 amendments to the act.”  Under the Grandfathered drug clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”  Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products. Efforts have included granting market exclusivity to approved GRASE products and issuing notices to companies currently producing these products to cease its distribution of said products.  Lannett currently manufactures and markets several products that are considered GRASE or Grandfathered products, including C-Topical Solution and Oxycodone Solution.  The Company is currently litigating the issue of Grandfathered drugs with the FDA.  The FDA is currently undertaking activities to force all companies who manufacture certain GRASE products to file applications and seek approval for these products or remove their products from the market.  As of July 24, 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution as part of one the FDA’s enforcement actions.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and was granted FDA approval on the submission in June 2011.  The Company estimates its date for re-launch of its Morphine Sulfate Oral

Solution product during the first quarter of Fiscal Year 2012.  Due to the length of time it took to receive approval on this application, the Company has fully reserved its MS inventory as of June 30, 2011.

The Company submitted, as part of the MS application, a $1.4 million Application Fee at the time of submission.  Lannett is currently working with the FDA to get part of this fee returned to the Company.  An estimate of the un-returned amount will be reclassified from other long-term assets on the Company’s balance sheet as of June 30, 2011 into intangible assets upon shipment of the product which commenced in August 2011.  Amortization will begin upon shipment of the product in August 2011 over the products estimated useful life.  Amortization will be adjusted prospectively once the un-returned amount is finalized.  Lannett also has approximately $321,000 of net inventory value at June 30, 2011 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution.

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

The loss of key personnel could cause our business to suffer.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of our key personnel.  If we lose the services of our key personnel, or if they are unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.  If the employment of any of our current key personnel is terminated, we cannot assure you that we will be able to attract and replace the employee with the same caliber of key personnel.  As such, we have entered into employment agreements with all of our senior executive officers to help prevent the loss of our key personnel.

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

In addition, legislative and regulatory proposals and enactments to reform health care and government insurance programs could significantly influence the manner in which pharmaceutical products and medical devices are prescribed and purchased.   We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could limit the amounts that federal and state governments will pay for health care products and services. The extent to which future legislation or regulations, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. For example, the American Recovery and Reinstatement Act of 2009, also known as the stimulus package, includes $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. The stimulus package funding is expected to be used for, among other things, to conduct, support or synthesize research that compares and evaluates the risk and benefits, clinical outcomes, effectiveness and appropriateness of products. Although Congress has indicated that this funding is intended for improvement in quality of health care, it remains unclear how the research will impact coverage, reimbursement or other third-party payor policies. Such measures or other health care system reforms that are adopted could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on development projects and affect our ultimate profitability.

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

Our three largest customers accounted for 17%, 10% and 9%, respectively, of our net sales for the fiscal year ended June 30, 2011, and 26%, 11% and 9%, respectively, of our net sales for the fiscal year ended June 30, 2010.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company has no long-term supply agreements with its customers that would require them to purchase our products.

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

In June 2006, we leased a third building located several miles from our manufacturing facility in Philadelphia, consisting of 66,000 square feet on approximately 7.3 acres.  We purchased this building in October 2009 for approximately $3.8 million, plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs were financed through a series of loans with Wells Fargo N.A. bank and a Pennsylvania state run development agency. These loans could not be put in place until all construction had been completed and a proper certificate of occupancy had been obtained, due to a requirement by the state run development agency.   Construction was substantially complete by June 30, 2010. A certificate of occupancy was obtained by September 2010. The financing was competed and funded as of May 31, 2011. This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of an approximately 73,000 square foot structure located on approximately 15 acres in Cody, Wyoming.  Cody Labs leases the facility from Cody LCI Realty, LLC, Wyoming, which is 50% owned by us and 50% by an officer of Cody Labs and his former spouse. Cody Labs’ manufacturing facility currently has capacity for further expansion, both inside the existing structure, as well as by building outside the current structure.

ITEM 3.                  LEGAL PROCEEDINGS

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is still in its initial stages.  A mediation meeting was scheduled to take place in mid-December 2010, but Olive did not appear.  The Company is now moving forward with the arbitration proceeding. Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company has engaged Indian counsel and is actively defending that suit.

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

On July 21, 2010, Lannett Company, Inc. and its subsidiary, Cody Laboratories Inc., filed suit against the Department of Health and Human Services and the FDA challenging the FDA’s determination that Cody’s concentrated Morphine Sulfate Solution was a “new drug” for purposes of the Food, Drug, and Cosmetic Act. Cody and the Company were therefore required to obtain FDA approval before the companies could continue manufacturing, marketing, and selling the drug.   The Company and Cody sought a preliminary injunction to prevent the FDA from forcing them to remove the drug from the market as of July 24, 2010.  After a hearing, the request for preliminary injunction was denied.  On November 16, 2010, the Court dismissed the case, citing a lack of subject matter jurisdiction. The Company and Cody appealed the District Court ruling to the Tenth Circuit Court of Appeals, where briefing is complete and argument is scheduled for September 12, 2011.   However, on June 23, 2011, the FDA granted the Company and Cody’s New Drug Application (NDA), and thus concentrated Morphine Sulfate Solution may be sold under that approved NDA while questions of the validity of the FDA’s “new drug” determination are litigated on appeal.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 15, 2002, the Company’s common stock began trading on the American Stock Exchange (now the NYSE — AMEX). Prior to this, the Company’s common stock traded in the over-the-counter market through the use of the inter-dealer “pink-sheets” published by Pink Sheets LLC.  The following table sets forth certain information with respect to the high and low daily closing prices of the Company’s common stock during Fiscal 2011 and 2010, as quoted by the NYSE — AMEX.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2011

	High	Low

First quarter	$4.92	$4.06

Second quarter	$6.75	$4.61

Third quarter	$5.75	$5.08

Fourth quarter	$5.77	$4.98

Fiscal Year Ended June 30, 2010

	High	Low

First quarter	$9.67	$6.70

Second quarter	$8.19	$4.95

Third quarter	$6.45	$4.17

Fourth quarter	$5.12	$4.23

Holders

As of September 2, 2011, there were approximately 230 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2011 or Fiscal 2010. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures.  The Company does not expect to pay, nor should shareholders expect to receive, cash dividends in the foreseeable future.

Share Repurchase Program

On January 27, 2005, the Company’s Board of Directors approved a stock repurchase program which was reauthorized by the Board of Directors on November 20, 2009.  Under the program, the Company is authorized to repurchase up to $5 million of its outstanding common stock.  As of June 30, 2011, the Company has repurchased 156,611 shares of its common stock under the program at an aggregate purchase price of $872,303.

The following table sets forth certain information with respect to the Company’s Share Repurchase Program.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2011	—	$—	—	$4,127,697
May 1 to May 31, 2011	—	—	—
June 1 to June 30, 2011	—	—	—

	—		—

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the NYSE AMEX Composite Index and the Morningstar Drug Manufacturers — Specialty and Generic Index for the period of five years commencing July 1, 2006 and ending June 30, 2011. The graph assumes that $100 was invested on July 1, 2006 in each of Lannett Company, Inc. common stock, NYSE AMEX Composite Index and the Morningstar Drug Manufacturers — Specialty and Generic Index.

ITEM 6.                  SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2011, has been derived from our consolidated financial statements. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.  The comparability of information is affected by the items described below.

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

Lannett Company, Inc. and Subsidiaries

Financial Highlights

As of and for the Fiscal Year Ended June 30,	2011	2010	2009	2008	2007
Operating Highlights

Net Sales	$106,835,132	$125,177,949	$119,002,215	$72,403,283	$82,577,591
Gross Profit	$23,319,713	$41,339,807	$45,244,469	$16,301,071	$21,424,987
Operating (Loss) / Income	$(994,949)	$13,030,019	$10,780,869	$(5,430,534)	$(5,964,409)
Net (Loss) / Income — Lannett Company, Inc.	$(276,900)	$7,821,067	$6,534,245	$(2,318,059)	$(6,929,008)
Basic (Loss) / Earnings Per Share — Lannett Company, Inc.	$(0.01)	$0.32	$0.27	$(0.10)	$(0.29)
Diluted (Loss) / Earnings Per Share — Lannett Company, Inc.	$(0.01)	$0.31	$0.27	$(0.10)	$(0.29)

Balance Sheet Highlights

Total Assets	$147,744,298	$139,963,797	$124,577,121	$113,679,264	$104,656,100
Total Debt	$7,821,931	$7,719,827	$8,138,768	$8,978,834	$9,679,965
Long Term Debt, less Current Portion	$7,192,496	$2,868,549	$7,703,382	$8,186,922	$8,987,846
Total Stockholders’ Equity	$105,689,174	$88,957,715	$77,647,623	$69,321,789	$70,183,175

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-K contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in Fiscal 2012, and any Current Reports on Form 8-K filed by the Company.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for fiscal years 2011, 2010 and 2009.  Unless we have specific information to indicate otherwise, actual credits issued in a given year are assumed to be related to sales recorded in prior years based on the Company’s returns policy.

For the Year Ended June 30, 2011

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412

Actual credits issued related to sales recorded in prior fiscal years	(6,100,391)	(3,946,924)	(4,592,322)	—	(14,639,637)

Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	380,894	—	—	380,894

Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	53,686,637	16,587,393	6,741,748	3,502,492	80,491,270

Actual credits issued related to sales recorded in Fiscal 2011	(48,371,462)	(13,661,917)	(2,381,673)	(3,502,492)	(67,917,544)

Reserve Balance as of June 30, 2011	$5,496,911	$2,925,477	$5,142,007	$—	$13,564,395

For the Year Ended June 30, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540

Actual credits issued related to sales recorded in prior fiscal years	(6,068,639)	(2,537,746)	(3,832,652)	—	(12,439,037)

Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	(401,203)	—	(401,203)

Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	48,539,403	16,353,467	4,528,118	1,226,614	70,647,601

Actual credits issued related to sales recorded in Fiscal 2010	(42,278,440)	(12,787,436)	—	(1,226,614)	(56,292,489)

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412

For the Year Ended June 30, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417

Actual credits issued related to sales recorded in prior fiscal years	(3,954,794)	(632,314)	(12,853,342)	—	(17,440,450)

Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—

Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	35,391,475	12,141,204	4,315,638	204,119	52,052,436

Actual credits issued related to sales recorded in Fiscal 2009	(29,396,286)	(9,603,458)	—	(204,119)	(39,203,863)

Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540

Reserve Activity 2011 vs. 2010

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,412 at June 30, 2010 to $13,564,395 at June 30, 2011. The decrease in total reserves was due to a decrease in the rebates reserve as a result of reduced gross sales to customers who participate in rebate programs as well as timing of actual rebate credits issued.  The $380,894 of rebates reserves charged during Fiscal 2011 related to sales in prior fiscal years resulted from a change in estimate based on new information obtained from an audit of customers’ accounts.  Although gross sales to wholesalers increased in Fiscal 2011 compared to Fiscal 2010, the decrease in chargeback reserves is due primarily to a decrease in inventory levels at wholesaler distribution centers as of June 30, 2011. The activity in the Other category for the year ended June 30, 2011 includes shelf-stock adjustments totaling $2,670,406 primarily related to products for the treatment of thyroid deficiency and heart failure.

The following tables compare the year-end reserve balances in fiscal years 2011 and 2010 and the gross sales mix in Fiscal 2011 and Fiscal 2010.

	Fiscal Year Ended June 30,
	2011	%	2010	%
Chargeback reserve	$5,496,911	40%	$6,282,127	41%
Rebate reserve	2,925,477	22%	3,566,031	23%
Return reserve	5,142,007	38%	5,401,254	36%
Other reserve	—	—%	—	—%
	$13,564,395	100%	$15,249,412	100%

	Fiscal Year ended June 30,		Fiscal Fourth Quarter
	2011	2010	2011	2010
Chain drug stores	28%	32%	28%	31%
Mail Order	2%	4%	2%	4%
Wholesalers	70%	64%	70%	65%
	100%	100%	100%	100%

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

The following tables compare the year-end reserve balances in fiscal years 2010 and 2009 and the gross sales mix in Fiscal 2010 and Fiscal 2009.

	Fiscal Year Ended June 30,
	2010	%	2009	%
Chargeback reserve	$6,282,127	41%	$6,089,802	44%
Rebate reserve	3,566,031	23%	2,537,746	19%
Return reserve	5,401,254	36%	5,106,992	37%
Other reserve	—	—%	—	—%
	$15,249,412	100%	$13,734,540	100%

	Fiscal Year ended June 30,		Fiscal Fourth Quarter
	2010	2009	2010	2009
Chain drug stores	32%	37%	31%	33%
Mail Order	4%	4%	4%	3%
Wholesalers	64%	59%	65%	64%
	100%	100%	100%	100%

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

The Company also regularly monitors accounts receivable (“AR”) balances by reviewing day’s sales outstanding (“DSO”).  DSO is calculated by dividing gross accounts receivable by the average daily gross sales for the fiscal quarter.  The Company monitors DSO as an overall check on collections and to assess the reasonableness of the reserves. DSO provides management with an understanding of the frequency of customer payments, and the ability to process customer payments and deductions.  Standard payment terms offered to customers are consistent with industry practice at 60 days.

The following table shows the results of these calculations for the fiscal years ended June 30, 2011, 2010 and 2009:

Fiscal Year Ended June 30,	2011	2010	2009
Gross DSO (in days)	64	69	53

The level of DSO at June 30, 2011 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the June 30, 2011 and 2010 balance sheets are consolidated VIE assets of $1.8 million and $1.9 million, respectively, which is comprised mainly of land and a building.  VIE liabilities primarily consist of a mortgage on that property in the amount of $1.5 million and $1.6 million at June 30, 2011 and 2010, respectively.  This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

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

In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This authoritative guidance must be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

Results of Operations — Fiscal 2011 compared to Fiscal 2010

Net sales decreased 15% from $125,177,949 in Fiscal 2010 to $106,835,132 in Fiscal 2011. The following factors contributed to the $18,342,817 decrease in sales:

Medical indication	Sales volume change %	Sales price change %
Migraine Headache	(1)%	(11)%
Antibiotics	(10)%	5%
Prescription Vitamin	(73)%	22%
Pain Management	(22)%	33%
Epilepsy	26%	(35)%
Heart Failure	(31)%	(14)%
Thyroid Deficiency	7%	(16)%

Sales of drugs used in the treatment of thyroid deficiency decreased by approximately $5,173,000 for Fiscal 2011 compared to Fiscal 2010 primarily as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling approximately $1,500,000.  The overall decrease in sales was also affected by a decrease in sales of drugs for the treatment of congestive heart failure by approximately $8,551,000 for Fiscal 2011 compared to Fiscal 2010 mainly due to a decrease in the volume of bottles shipped, as well as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling approximately $638,000.  Net sales of our prescription vitamins also decreased by approximately $3,802,000 due to the settlement agreement reached with KV on December 15, 2010 which requires the Company to cease selling products covered by the licensed patents.  Sales of drugs used for the treatment of migraine headaches decreased by approximately $1,201,000 for Fiscal 2011 compared to Fiscal 2010 primarily as a result of a price reduction.  The overall decrease in sales was partially offset by an increase in sales of drugs used for pain management which increased by approximately $620,000 for Fiscal 2011 compared to Fiscal 2010. This increase is primarily the result of an increase in demand for pain management products including Hydromorphone HCl and Oxycodone HCl which increased $4,044,000 and $3,205,000, respectively for Fiscal 2011 compared to Fiscal 2010. Partially offsetting this increase were Fiscal 2010 revenues of Morphine Sulfate Oral Solution totaling $6,337,000 which were not recognized in Fiscal 2011 as a result of the FDA’s action to force Lannett and all but one competitor to cease manufacturing and/or distributing Morphine Sulfate Oral Solution effective July 24, 2010.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category.

Customer Category	Fiscal 2011 Net Sales	Fiscal 2010 Net Sales

Wholesaler/Distributor	$56.6 million	$58.2 million

Retail Chain	$46.3 million	$60.3 million

Mail-Order Pharmacy	$3.9 million	$6.7 million

Total	$106.8 million	$125.2 million

The sales to wholesaler/distributor decreased as a result of the decrease in sales of Morphine Oral Solution discussed above, partially offset by an increase in demand for products for which the Company is a major supplier such as drugs used for the treatment of gallstones.  The sales to retail chains decreased primarily as a result of the competitive price reductions on two products in order to retain one of our major customers as discussed above. Sales to retail chains also declined as a result of the settlement agreement reached with KV which requires the Company to cease selling products covered by the licensed patents as discussed above.

Cost of sales decreased slightly to $83,515,419 in Fiscal 2011 from $83,838,142 in Fiscal 2010.  The decrease reflected the impact of the 15% decrease in sales as well as a change in the mix of products sold. Cost of sales includes the additional inventory reserves totaling approximately $1,738,000 related to Morphine Sulfate Oral Solution.  The Company increased its reserves related to Morphine Sulfate Oral Solution as a result of new information obtained during the January 2011 meeting with the FDA in that the FDA now requires a PAI as part of the MS NDA approval process. The Company received FDA approval in June 2011 to begin selling Morphine Sulfate Oral Solution although existing inventories totaling $2,063,000 are fully reserved as of June 30, 2011 based on their expiration dates.  Cost of sales also included the reversal of royalty expense in Fiscal 2011 totaling approximately $618,000 as a result of the settlement agreement reached with KV (see note 9) whereas Fiscal 2010 includes additional royalties of approximately $455,180 primarily related to the sale of the prescription vitamins, our Amantadine product and the final payments under the Provell termination agreement.

Amortization expense primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for Fiscal 2011 and Fiscal 2010 were 22% and 33%, respectively. Gross profit percentage decreased due to the overall decline in sales described above.  Gross profit margins were also reduced by the additional inventory reserves recorded during Fiscal 2011 totaling $1,738,000 related to Morphine Sulfate Oral Solution as discussed above.  Partially offsetting the decrease was an increase due to the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV.   While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses decreased 24% to $8,587,046 in Fiscal 2011 from $11,251,421 in Fiscal 2010.  The decrease is primarily due to the timing of milestone achievements for costs of products in development and completed phases for several biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“S, G & A”) expenses decreased 8% to $15,911,702 in Fiscal 2011 from $17,375,320 in Fiscal 2010.  The decrease is primarily due to incentive compensation costs incurred in Fiscal 2010, but not incurred in Fiscal 2011, as well as the reversal of the remaining Fiscal 2010 accrued bonuses totaling approximately $1,391,000 in the second quarter of Fiscal 2011 (see Note 10), of which approximately $1,010,000 was included in S,G &A.  Partially offsetting the overall decrease are increased legal costs of approximately $784,000 related to the litigation with the FDA regarding the status of Grandfathered products, including our Morphine Sulfate Oral Solution.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Grant income of $410,000 recognized in Fiscal 2011 is related to the grant funding received in July 2004 totaling $500,000 from the Commonwealth of Pennsylvania (the “Commonwealth”), acting through the Department of Community and Economic Development.  The grant funding program required the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire additional full-time employees, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company failed to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  In June 2011, the Company reached a formal agreement with the Commonwealth as to whether it complied with all of the requirements of the grant funding program.  Based on the terms of the agreement, the Company is required to repay $90,000 to the Commonwealth, which resulted in the recognition of the remaining $410,000 of the funding as grant income (see Note 7).

Interest expense decreased to $214,519 in Fiscal 2011 from $275,870 in Fiscal 2010, due to lower levels of long-term debt outstanding during Fiscal 2011.  Interest and dividend income increased to $90,986 in Fiscal 2011 from $62,328 in Fiscal 2010 due to higher interest earned on larger investment securities balances.

The Company recorded an income tax benefit totaling $461,568 in Fiscal 2011 compared to income tax expense totaling $4,813,044 in Fiscal 2010.  The effective tax rate for Fiscal 2011 was 65.8% compared to 37.5% for Fiscal 2010.  The effective tax rate for Fiscal 2011 was higher compared to Fiscal 2010 due primarily to the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS.  These increases were partially offset by the effect of nondeductible incentive stock option compensation expenses relative to the pretax income for Fiscal 2011.  The effective tax rate for Fiscal 2010 includes the impact of a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650,000, and therefore increased the effective tax rate by approximately 5% for Fiscal 2010.  The increase in effective tax rate related to this change in Pennsylvania tax law was essentially offset by the impact of the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $421,000 and reduced its liability for unrecognized tax benefits by approximately $216,000.  In addition, the Company amended its Fiscal 2005 income tax return during Fiscal 2010 to claim additional federal income tax credits, which was accepted as timely filed by the IRS.  As a result, the Company reduced its income taxes payable for Fiscal 2010 by approximately $528,000 related to this amended income tax return.

At June 30, 2011, the Company has recognized a net deferred tax asset of $14,984,381.  The net deferred tax asset is net of a valuation allowance of $1,997,365 that is related to the Cody notes receivable impairment incurred in conjunction with the acquisition of Cody Labs.  The Company has provided for the valuation allowance related to the notes receivable impairment as this benefit will be realized only upon the disposition of Cody Labs.  As the Company has no current plans to dispose of its holdings in Cody, a full valuation allowance has been established.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

The Company reported a net loss attributable to Lannett of $276,900 for Fiscal 2011, or $0.01 basic and diluted loss per share, compared to net income attributable to Lannett of $7,821,067 for Fiscal 2010, or $0.32 basic and $0.31 diluted earnings per share.

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

Customer Category	Fiscal 2010 Net Sales	Fiscal 2009 Net Sales

Wholesaler/Distributor	$58.2 million	$53.8 million

Retail Chain	$60.3 million	$59.0 million

Mail-Order Pharmacy	$6.7 million	$5.8 million

Private Label	$—	$0.4 million

Total	$125.2 million	$119.0 million

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

Interest expense decreased to $275,870 in Fiscal 2010 from $321,751 in Fiscal 2009, due to lower levels of long term debt.  Interest and dividend income decreased to $62,328 in Fiscal 2010 from $209,188 in Fiscal 2009 due to lower interest earned on smaller investment securities balances.

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

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  During Fiscal 2011, the Company completed a secondary stock offering of 3,250,000 shares which generated net proceeds of approximately $14,950,000. At June 30, 2011, working capital was $59,281,653 as compared to $40,104,705 at June 30, 2010, an increase of $19,176,948.

Net cash used in operating activities of $6,202,178 for the fiscal year ended June 30, 2011 reflected net loss of $239,800 after adjustments for non-cash items of $9,129,035, as well as cash used by changes in operating assets and liabilities of $15,091,413.  Significant changes in operating assets and liabilities are comprised of:

•      A decrease in trade accounts receivable of $4,860,000 primarily as a result of decreased sales in the fourth quarter of Fiscal 2011 compared to the fourth quarter of Fiscal 2010.

•      An increase in inventories of $7,846,000 primarily due to an increase in raw material stocking levels for certain products as of June 30, 2011 which are being carried to fulfill customer back orders as well as products currently under development.

•      An increase in income taxes receivable of $3,636,000 from an income taxes payable balance of $1,480,000 due to a Fiscal 2011 taxable net operating loss which the Company plans to carryback to apply against Fiscal 2009 taxable income, in addition to estimated tax payments made in September 2010 related to Fiscal 2010.

•      An increase in accounts payable of $2,007,000 due to the timing of payments at the end of the month.

•      A decrease in accrued expenses of $2,110,000 primarily due to the settlement agreement with KV, which resulted in a payment of $850,000 to KV and a $618,000 reversal of accrued royalty expense, as well as due to the timing of biostudy and product development milestone achievements.

•      A decrease in rebates, chargebacks and returns payable of $1,685,000 primarily due to a decrease in chargeback reserves mainly due to a decrease in inventory levels at wholesaler distribution centers,  and a decrease in the rebates reserve as a result of reduced gross sales to customers who participate in rebate programs as well as timing of actual rebate credits issued.

•      A decrease in accrued payroll and payroll related costs of $5,370,000 primarily related to the payment in the first quarter of Fiscal 2011 of the Fiscal 2010 accrued incentive compensation costs totaling approximately $3,421,000 , as well as the reversal of the remaining Fiscal 2010 accrued bonuses totaling approximately $1,391,000 in the second quarter of Fiscal 2011.

Net cash used in investing activities of $25,648,000 for the year ended June 30, 2011 is mainly the result of purchases of property, plant and equipment of $7,254,000 and purchases of investment securities of $28,153,000 partially offset by proceeds of $9,750,000 from the sale of investment securities.

Net cash provided by financing activities of $15,243,000 for Fiscal 2011 was primarily due to the net proceeds received from the Company’s secondary public stock offering totaling $14,950,000.  We intend to use the net proceeds we received from these offerings for general corporate purposes, including, without limitation, research and development expenses, general and administrative expenses, manufacturing expenses, potential acquisitions of companies, technologies and properties that complement our business (although we are not currently party to any binding agreements or commitments with respect to any such acquisitions) and working capital. Pending these uses described above, we expect to invest our net proceeds in investment-grade, interest-bearing instruments.  Proceeds from the issuance of debt totaling $5,056,000 include a set of mortgages on the Company’s new Townsend Road facility with both Wells Fargo N.A. and the Pennsylvania Industrial Development Authority (“PIDA”).  The Wells Fargo portion of the loan is for $3,056,000 and the PIDA portion of the loan is for $2,000,000.  Partially offsetting these proceeds were scheduled debt repayments of $4,954,000, which included the repayment of the $4,500,000 PIDC Regional Center, LP III loan which was repaid on December 13, 2010.  Additional financing activities included proceeds from the issuance of stock related to employee stock plans of $501,000 partially offset by the purchase of shares of treasury stock totaling $221,000.

The Company has entered into agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s operations.  These borrowing arrangements as of June 30, 2011 are as follows:

The Company had a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at June 30, 2011 and June 30, 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of June 30, 2011 and 2010, the Company had $2,995,000 and $3,000,000, respectively, of availability under this line of credit.  The line of credit was collateralized by substantially all of the Company’s assets.  The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

Effective as of March 31, 2011, the Company renegotiated this line of credit as part of establishing a mortgage on its new Townsend Road property (see Note 8 - Long Term-Debt). As part of this renegotiation, the line which expires on March 31, 2012, is now only collateralized by the working capital assets of the Company.  As of June 30, 2011, the Company was in compliance with the new financial covenants under the agreement. The availability fee on the unused balance of the line of credit is 0.375%.

In December 2005, the Company financed $4,500,000 through the Philadelphia Industrial Development Corporation (PIDC). The outstanding principal balance, which was due and payable on December 13, 2010, was repaid on that date. The Company paid a bi-annual interest payment at a rate equal to two and one-half percent per annum.

The Company borrowed $1,250,000 through the PIDA.  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $856,549 outstanding as of June 30, 2011 with $79,228 currently due.

The Company borrowed $500,000 from the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of June 30, 2011, this loan was repaid in full.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2011 was 0.40%.  At June 30, 2011, the Company has $425,000 outstanding on the Authority loan, of which $135,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wachovia to secure payment of the Authority Loan and a portion of the related accrued interest.  At June 30, 2011, no portion of the letter of credit has been utilized.

The Company has negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo N.A. and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at June 30, 2011 was 3.14%.  The PIDA portion of the loan is for $2,000,000, bears an interest rate 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See note 13 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2011, $1,518,336 is outstanding under the mortgage loan, of which $110,212 is classified as currently due with a rate of 4.5%. The mortgage is collateralized by the land and building.

The following table represents annual contractual obligations as of June 30, 2011:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years

Long-Term Debt	$7,821,931	$629,435	$1,315,015	$1,073,386	$4,804,095
Operating Leases	61,075	40,600	20,475	—	—
Purchase Obligations	63,607,500	22,357,500	41,250,000	—	—
Interest on Obligations	1,859,876	259,514	459,501	381,090	759,771
Total	$73,350,382	$23,287,049	$43,044,991	$1,454,476	$5,563,866

Purchase obligations primarily relate to the JSP Distribution Agreement.  See note 18 to our Consolidated Financial Statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

Prospects for the Future

Generic pharmaceutical manufacturers and distributors are constantly faced by pricing pressure in the marketplace as competitors attempt to lure business from distributors, wholesalers and chain retailers by offering lower prices than the incumbent supplier.  Lannett tries to differentiate itself in the marketplace by complementing its lower cost offerings with higher levels of customer service and quality of the products.  But as Lannett enters Fiscal Year 2012, there in an increasing number of competitors on our key products that are attempting to supplant Lannett as the preferred vendor.  Lannett will continue to evaluate each event as it arises, but any reductions in either volumes or pricing will have a negative impact on the gross profit margins of the Company.

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

Starting in the third quarter of Fiscal 2011, Lannett is no longer marketing its OB Natal One product as the terms of the March 2009 settlement with KV Pharmaceuticals required, and was confirmed in our December 2010 settlement with KV, that Lannett suspend sales of this product by December 31, 2010.  Additionally, the Company has had difficulty marketing its Oxycodone HCL Solution product starting in the third quarter of Fiscal 2011 due to the current limitations by the DEA to grant additional manufacturing quota to Cody Labs for its production.  Both of these products combined contributed approximately $7.0 million in revenue in Fiscal 2010 and $6.4 million in Fiscal 2011.  The loss of these products will have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

The Company has several generic products under development.  These products are all orally-administered, topical, injectable and parenteral products designed to be generic equivalents to brand named innovator drugs.  The Company’s developmental drug products are intended to treat a diverse range of indications.  As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market.  These ANDAs are dormant on the Company’s records.  Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it.  If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug.  The Company would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.   Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA. Recently, the FDA has announced that it will prioritize its review of 3,800 Chemistry Manufacturing and Control (“CMC”) supplements in order to make progress on reviewing a backlog of over 2,200 ANDAs.  This could negatively impact the sales of existing products.

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

Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area. The sale of pain management products approximated 11% of Net Sales for the year Fiscal 2010 and 14% of Net Sales for the Fiscal 2011.  Additionally, the API and dosage form production of these products were performed at our Cody Labs operations and, due to the increased volumes of sales on these products, allowed Cody to be profitable for the entire 2010 fiscal year. Due to the FDA’s actions against Morphine Sulfate Oral Solution and a slow down in the demand for one other product that is manufactured at Cody, Lannett incurred a decrease in the percentage of sales related to pain management products during Fiscal 2011. Therefore, Cody was unprofitable during Fiscal 2011.  Since the Company received the FDA approval for its 505(b)(2) New Drug Application for Morphine Sulfate Oral Solution in June 2011, the Company expects the portion of net sales related to pain management products to increase again.

In addition to the efforts of its internal product development group, Lannett has contracted with several outside firms for the formulation and development of several new generic drug products.  These outsourced R&D products are at various stages in the development cycle — formulation, analytical method development and testing and manufacturing scale-up.  These products are orally-administered solid dosage products, topical, injectable or parenterals intended to treat a diverse range of medical indications.  We intend to ultimately transfer the formulation technology and manufacturing process for most of these R&D products to our own commercial manufacturing sites.  The Company initiated these outsourced R&D efforts to complement the progress of its own internal R&D efforts.

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

The Company has entered supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG and Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed) of Israel and the GC Group, as well as certain domestic companies, including JSP, Banner Pharmacaps, Cerovene and Summit Bioscience LLC.  The Company is currently in negotiations on similar agreements with other international companies, through which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company had a $3,000,000 line of credit from Wells Fargo that bears interest at the prime interest rate less 0.25% (3.0% at June 30, 2011 and 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of June 30, 2011 and June 30, 2010, the Company had $2,995,000 and $3,000,000, respectively, of availability under this line of credit.  The line of credit was collateralized by substantially all of the Company’s assets.  The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants.  Effective as of March 31, 2011, the Company renegotiated this line of credit as part of establishing a mortgage on its new Townsend Road property. As part of this renegotiation, the line which expires on March 31, 2012, is now only collateralized by the working capital assets of the Company.  As of June 30, 2011, the Company was in compliance with the new financial covenants under the agreement. Under the previous agreement with Wells Fargo, the existing line of credit would have expired on November 30, 2011.

The Company has negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at June 30, 2011 was 3.14%.

A mortgage loan with First National Bank of Cody related to the purchase of land and building by Cody LCI Realty, LLC, a variable interest entity, has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2011, $1,518,336 is outstanding under the mortgage loan with a rate of 4.5%. The mortgage is collateralized by the land and building.

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting as of June 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of June 30, 2011, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K below.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lannett Company, Inc. and Subsidiaries

We have audited Lannett Company Inc. and Subsidiaries (a Delaware corporation) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lannett Company, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Lannett Company, Inc and Subsidiaries internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lannett Company, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lannett Company, Inc. and Subsidiaries and our report dated September 9, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

September 9, 2011

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

William Farber	79	Chairman Emeritus

Ronald A. West	77	Chairman of the Board

Jeffrey Farber	51	Vice Chairman of the Board

Arthur P. Bedrosian	65	Director

Kenneth Sinclair Ph.D.	64	Director

Albert I. Wertheimer, Ph.D.	68	Director

Myron Winkelman	73	Director

David Drabik	43	Director

Officers:

Arthur P. Bedrosian	65	President and Chief Executive Officer

Martin P. Galvan	59	Vice President of Finance and Chief Financial Officer

William F. Schreck	62	Chief Operating Officer

Kevin R. Smith	51	Vice President of Sales and Marketing

Ernest J. Sabo	63	Vice President of Regulatory Affairs and Chief Compliance Officer

Robert Ehlinger	53	Vice President of Logistics and Chief Information Officer

William Farber was elected as Chairman of the Board of Directors in August 1991.  From April 1993 to the end of 1993, Mr. Farber was the President and a director of Auburn Pharmaceutical Company.  From 1990 through March 1993, Mr. Farber served as Director of Purchasing for Major Pharmaceutical Corporation.  From 1965 through 1990, Mr. Farber was the Chief Executive Officer of Michigan Pharmacal Corporation.  Mr. Farber was previously a registered pharmacist in the State of Michigan for more than 40 years until his retirement from active employment in the pharmaceutical industry.  On June 1, 2011, Mr. Farber retired from his position as Chairman of the Board and was appointed Chairman Emeritus.

Ronald A. West was elected a Director of the Company in January 2002.  In September 2004, Mr. West was elected Vice Chairman of the Board of Directors and on June 1, 2011 was elected to serve as Chairman of the Board.  Mr. West is currently a Director of Beecher Associates, an industrial real estate investment company.  Prior to this, from 1983 to 1987, Mr. West, member of the Audit and Compensation committees at Lannett, served as Chairman and Chief Executive Officer of Dura Corporation, an original equipment manufacturer of automotive products and other engineered equipment components.  In 1987, Mr. West sold his ownership position in Dura Corporation, at which time he retired from active management positions.  Mr. West was employed at Dura Corporation since 1969.  Prior to this, he served in various financial management positions with TRW, Inc., Marlin Rockwell

Corporation and National Machine Products Group, a division of Standard Pressed Steel Company.  Mr. West studied Business Administration at Michigan State University and the University of Detroit.

The Nominating and Governance Committee concluded that Mr. West is qualified and should continue to serve, due, in part, because of his long and successful career in the manufacturing sector, both as a senior executive and as a financial manager. In addition to his financial analytic skills, he is a natural leader with solid experience in corporate governance.

Jeffrey Farber was elected a Director of the Company in May 2006 and was appointed to Vice Chairman of the Board of Directors in July 2011.  Jeffrey Farber joined the Company in August 2003 as Secretary. Since 1994, Mr. Farber has been President and the owner of Auburn Pharmaceutical (“Auburn”), a national generic pharmaceutical distributor. Prior to starting Auburn, Mr. Farber served in various positions at Major Pharmaceutical (“Major”), where he was employed for over 15 years. At Major, Mr. Farber was involved in sales, purchasing and eventually served as President of the mid-west division. Mr. Farber also spent time working at Major’s manufacturing division — Vitarine Pharmaceuticals — where he served on its Board of Directors.  Mr. Farber graduated from Western Michigan University with a Bachelors of Science Degree in Business Administration and participated in the Pharmacy Management Graduate Program at Long Island University. Mr. Farber is the son of William Farber, the Chairman Emeritus of the Board of Directors of the Company.

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

Myron Winkelman, R.Ph., was elected a Director of the Company in June 2003.  Mr. Winkelman has significant career experience in various aspects of pharmacy and health care.  He is currently President of Winkelman Management Consulting (“WMC”), which provides consulting and audit services to both commercial and governmental clients.  He has served in this position since 1994.  Prior to creating WMC, he was a senior executive with ValueRx, a large pharmacy benefits manager, and served for many years as a senior executive for the Revco, Rite Aid and Perry Drug chains.  While at ValueRx, Mr. Winkelman served on the Board of Directors of the Pharmaceutical Care Management Association.  He belongs to a number of pharmacy organizations, including the Academy of Managed Care Pharmacy and the Michigan Pharmacy Association. Mr. Winkelman is a registered pharmacist and holds a Bachelor of Science Degree in Pharmacy from Wayne State University.

The Nominating and Governance Committee concluded that Mr. Winkelman is qualified and should continue to serve, due, in part to his experiences with and knowledge of Pharmacy Benefit Administration and Mail Order Pharmacy.  His skills include a deep understanding of government pharmacy benefits and the drug supply chain.

David Drabik, was elected a Director of the Company in January 2011.  Since 2002, Mr. Drabik has been President of Cranbrook & Co., LLC (“Cranbrook”), an advisory firm primarily serving the private equity and venture capital community.  At Cranbrook, Mr. Drabik assists and advises its clientele on originating, structuring, and executing private equity and venture capital transactions.  From 1995 to 2002, Mr. Drabik served in various roles and positions with UBS Capital Americas (and its predecessor UBS Capital LLC), a New York City based, private equity and venture capital firm that managed $1.5 billion of capital.  From 1992 to 1995, Mr. Drabik was a banker with Union Bank of Switzerland’s Corporate and Institutional Banking division in New York City.  Mr. Drabik graduated from the University of Michigan with a Bachelors of Business Administration degree.

The Nominating and Governance Committee concluded that Mr. Drabik is well qualified and should be nominated to serve as a Director due, in part to his understanding and involvement in investment banking.  As a global investment bank professional with extensive experience advising senior management, his skills include business analytics, financing and a strong familiarity with SEC documentation.

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

The Nominating and Governance Committee concluded that Mr. Bedrosian is qualified to serve as a director, in part, because his experience as our President and Chief Executive Officer has been instrumental in the company’s growth and provides the board with a compelling understanding of our operations, challenges and opportunities.  In addition, his background includes over 40 years in the generic pharmaceutical industry that encompasses a broad background and knowledge in the underlying scientific, sales, marketing and supply chain management which brings special expertise to the board in developing our business strategies. His recent qualification to FINRA’s list of arbitrators recognizes his expertise and experience.

Martin P. Galvan, CPA was appointed as the Company’s Vice President of Finance and Chief Financial Officer in August 2011.  Most recently, he was Chief Financial Officer of CardioNet, Inc., a medical technology and service company.  From 2001 to 2007, Mr. Galvan was employed by Viasys Healthcare Inc., a healthcare technology company that was acquired by Cardinal Health, Inc. in June 2007.  Prior to the acquisition, he served as Executive Vice President, Chief Financial Officer and Director Investor Relations. From 1999 to 2001, Mr. Galvan served as Chief Financial Officer of Rodel, Inc., a precision surface technologies company in the semiconductor industry.  From 1979 to 1998, Mr. Galvan held several positions with Rhone-Poulenc Rorer Inc., a pharmaceutical company, including Vice President, Finance — The Americas; President & General Manager, RPR Mexico & Central America; Vice President, Finance, Europe/Asia Pacific; and Chief Financial Officer, United Kingdom & Ireland. Mr. Galvan began his career with the international accounting firm Ernst & Young LLP.  He earned a Bachelor of Arts degree in economics from Rutgers University and is a member of the American Institute of Certified Public Accountants.

William F. Schreck joined the Company in January 2003 as Materials Manager.  In May 2004, he was promoted to Vice President of Logistics. In August 2009, Mr. Schreck has been promoted to Senior Vice President and General Manager. In January 2011, Mr. Schreck was promoted to Chief Operating Officer.   Prior to this, from 1999 to 2001, he served as Vice President of Operations at Nature’s Products, Inc., an international nutritional and over-the-counter drug product manufacturing and distribution company. From 2001 to 2002 he served as an independent consultant for various companies.  Mr. Schreck’s prior experience also includes executive management positions at Ivax Pharmaceuticals, Inc., a division of Ivax Corporation, Zenith-Goldline Laboratories and Rugby-Darby Group Companies, Inc.  Mr. Schreck has a Bachelor of Arts Degree from Hofstra University.

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

Ernest J. Sabo joined the Company in March 2005 as Director of Quality Assurance. In May 2008, Mr. Sabo was promoted to Vice President of Regulatory Affairs and Chief Compliance Officer. Prior to this, he served at Wyeth Pharmaceuticals as Manager of QA Compliance from 2001 to 2003 and as Associate Director of QA Compliance from 2003 to 2005. Mr. Sabo held former positions as Director of Validation, Quality Assurance, Quality Control and R&D at Delavau/Accucorp, Inc. from 1993 thru 2001. He has over 30 years experience in the pharmaceutical industry, his background spans from Quality Assurance, Quality Control, Cleaning/Process Validation and Manufacturing turn-key operations. Mr. Sabo holds a Bachelor of Arts in Biology from Trenton State College (now known as The College of New Jersey).

Robert Ehlinger, joined the Company in July 2006 as their Chief Information Officer.  In June 2011, Mr. Ehlinger was promoted to Vice President of Logistics and Chief Information Officer.  Prior to joining Lannett, Mr. Ehlinger was the Vice President of Information Technology at MedQuist, Inc., a healthcare services provider, where his career spanned 10 years in progressive operational and technology roles.  Prior to MedQuist, Mr. Ehlinger was with Kennedy Health Systems as their Corporate Director of Information Technology supporting acute care and ambulatory care health information systems and biomedical support services.  Earlier on, Mr. Ehlinger was with Dowty Communications where he held various technical and operational support roles prior to assuming the role of International Distribution Sales Executive managing the Latin America sales distribution channels.  Mr. Ehlinger received a Bachelor’s of Arts degree in Physics from Gettysburg College in Gettysburg, PA.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2011, all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners under Section 16(a) of the Exchange Act were complied with, except for one Form 3 for Mr. Drabik and certain Form 4s that were filed late related to certain restricted share grants made to the Directors of Lannett in the current and prior years, and except for certain Form 4s related to Mr. William Farber’s sale of approximately 2,500,000 shares in December 2010 in a secondary public offering that were filed late.

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

The Board of Directors has determined that Mr. Sinclair, current director of Lannett, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission.

ITEM 11.               EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to or earned by the named executive officers of the Company for Fiscal 2011, Fiscal 2010 and Fiscal 2009.

					Non-equity
Name and Principal	Fiscal		Stock	Options	incentive plan	All Other
Position	Year	Salary	Awards	Awards	compensation	Compensation	Total
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)

Arthur P. Bedrosian	2011	$416,763	$—	$—	$—	$22,556	$439,319
President and Chief Executive	2010	407,410	359,384	297,390	244,365	22,367	1,356,301
Officer	2009	367,202	—	42,381	244,365	43,796	697,744

Keith R. Ruck (1)	2011	190,000	—	—	—	15,617	205,617
Vice President of Finance and	2010	189,293	89,550	243,090	123,500	11,257	656,690
Chief Financial Officer	2009	128,854	—	22,163	60,617	1,234	212,868

Ernest Sabo	2011	153,616	—	—	—	22,548	171,693
Vice President of Regulatory Affairs	2010	142,575	161,092	198,260	93,195	18,802	613,924
and Chief Compliance Officer	2009	139,200	—	22,603	91,693	16,764	270,260

William Schreck	2011	219,231	—	—	—	19,592	238,823
Chief Operating Officer	2010	196,681	177,791	302,729	130,000	28,159	835,360
	2009	180,722	—	22,603	118,947	18,341	340,613

Kevin Smith	2011	207,722	—	—	—	21,888	229,610
Vice President of Sales and	2010	206,564	179,455	198,260	135,019	21,985	741,283
Marketing	2009	200,180	—	22,603	130,825	21,502	375,110

* Note — Effective February 28, 2010 for fiscal years ending on or after December 20, 2009, the SEC amended its rules related to the Summary Compensation and Director Compensation Tables.  The new rules require issuers to report as compensation the aggregate grant date fair-value of stock and option awards issued during the fiscal year to NEOs, rather than the dollar amount recognized for financial statement purposes for that fiscal year under the previous rules.  Amounts are computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  Prior year amounts have been restated.

(1)  Mr. Ruck separated his employment as the Company’s Vice President of Finance and Chief Financial Officer effective August 1, 2011.

(i)                                    Supplemental All Other Compensation Table

The following table summarizes the components of column (i) of the Summary Compensation Table:

		Company
		Match		Pay in
Name and Principal	Fiscal	Contributions	Auto	Lieu of	Excess Life
Position	Year	401(k) Plan	Allowance	Vacation	Insurances	Total

Arthur P. Bedrosian	2011	$8,294	$13,500	$—	$762	$22,556
President and Chief Executive Officer	2010	8,219	13,500	—	648	22,367
	2009	8,823	13,500	20,993	480	43,796

Keith R. Ruck	2011	4,703	10,800	—	114	15,617
Vice President of Finance and Chief Financial Officer	2010	2,499	8,668	—	90	11,257
	2009	1,182	—	—	52	1,234

Ernest Sabo	2011	6,812	10,800	—	465	18,077
Vice President of Regulatory Affairs and Chief Compliance Officer	2010	7,606	10,800	—	396	18,802
	2009	5,568	10,800	—	396	16,764

William Schreck	2011	8,327	10,800	—	465	19,592
Chief Operating Officer	2010	7,918	10,800	9,030	411	28,159
	2009	7,114	10,800	—	427	18,341

Kevin Smith	2011	8,250	13,500	—	138	21,888
Vice President of Sales and	2010	8,371	13,500	—	114	21,985
Marketing	2009	7,905	13,500	—	97	21,502

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Values

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stocks or Units (#)	Underlying Options (#)	Awards ($/sh)	Options Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(i)

Arthur P. Bedrosian	N/A							—	—	$—	$—
President and Chief Executive Officer

Keith R. Ruck	N/A							—	—	$—	$—
Vice President of Finance and Chief Financial Officer

Ernest Sabo	N/A							—	—	$—	$—
Vice President of Regulatory Affairs and Chief Compliance Officer

William Schreck	N/A							—	—	$—	$—
Chief Operating Officer

Kevin Smith	N/A							—	—	$—	$—
Vice President of Sales and Marketing

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2011

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexericised Options (#) Exercisable	Number of Securities Underlying Unexericised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexericised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Arthur P. Bedrosian President and Chief Executive Officer	18,000	—	—	$4.63	7/23/2012
	96,900	—	—	$7.97	10/28/2012
	33,000	—	—	$17.36	10/24/2013
	30,000	—	—	$16.04	5/11/2014
	25,000	—	—	$8.00	1/18/2016
	30,000	—	—	$6.89	11/28/2016
	75,000	—	—	$4.03	9/18/2017
	20,000	10,000	—	$2.80	9/18/2018
	25,000	50,000	—	$6.94	10/29/2019
						20,000	$99,600

Keith R. Ruck Vice President of Finance and Chief Financial Officer	—	5,000	—	$2.79	10/29/2011
	13,334	26,666	—	$7.98	10/29/2011
	5,000	10,000	—	$6.94	10/29/2011
						6,667	$33,202

William Schreck	17,745	—	—	$11.27	2/18/2013
Chief Operating Officer	12,000	—	—	$5.18	10/25/2015
	15,000	—	—	$6.89	11/28/2016
	50,000	—	—	$4.03	9/18/2017
	10,667	5,333	—	$2.80	9/18/2018
	5,000	10,000	—	$7.53	10/27/2019
	20,000	40,000	—	$6.94	10/29/2019
						10,000	$49,800

Kevin Smith Vice President of Sales and Marketing	38,760	—	—	$7.97	10/28/2012
	13,000	—	—	$17.36	10/24/2013
	20,000	—	—	$16.04	5/11/2014
	12,000	—	—	$5.18	10/25/2015
	15,000	—	—	$6.89	11/28/2016
	50,000	—	—	$4.03	9/18/2017
	10,667	5,333	—	$2.80	9/18/2018
	16,667	33,333	—	$6.94	10/29/2019
						10,000	$49,800

Ernest Sabo Vice President of Regulatory Affairs and Chief Compliance Officer	3,250	—	—	$7.48	3/1/2015
	4,000	—	—	$5.18	10/25/2015
	7,500	—	—	$6.89	11/28/2016
	15,000	—	—	$4.03	9/18/2017
	10,668	5,332	—	$2.80	9/18/2018
	16,667	33,333	—	$6.94	10/29/2019
						10,000	$49,800

The options above were granted ten years prior to the option expiration date and vest over three years from that grant date.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Martin P. Galvan, Vice President of Finance and Chief Financial Officer, Kevin Smith, Vice President of Sales and Marketing, William Schreck, Chief Operating Officer, Ernest Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer and Robert Ehlinger, Vice President of Logistics and Chief Information Officer.  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policies regarding stock option and restricted stock grants.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives of between 18 months and three years.

Effective August 1, 2011, Keith R. Ruck, the former Vice President of Finance and Chief Financial Officer of the Company, separated his employment from the Company.  Mr. Ruck entered into a Separation Agreement and Release with the Company dated August 1, 2011, pursuant to which he will receive seven months base salary totaling $110,833, medical benefits and vesting of outstanding options and previously awarded restricted stock grants.

During the third quarter of Fiscal Year 2009, the Company’s then current Vice President of Finance, Treasurer, Secretary and Chief Financial Officer resigned.  As part of his separation agreement, the Company was obligated to pay to him approximately $670,000 to settle any outstanding obligations from his employment agreement, including any salary, bonus, vacation, stock options and medical benefits.  Of this amount, $300,440 was paid in Fiscal 2009 with $165,000 designated for the payment of pro rated bonus, and $11,440 was designated for the payment of accrued but unused paid time off.  As part of the settlement, $124,000 was designated as the portion of the settlement related to the repurchase of his outstanding stock options. The Company therefore charged this amount to Additional Paid in Capital, as it represents the fair value of the options repurchased on the repurchase date.  Additional payments totaling $369,000 for severance and benefits were paid in Fiscal 2011 pursuant to the separation agreement.

Compensation of Directors

DIRECTOR COMPENSATION

	Fees Earned	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

William Farber	$46,000	$28,100	$—	$—	$—	$—	$74,100

Ronald A. West	69,000	28,100	—	—	—	—	97,100

Jeffrey Farber	48,000	28,100	—	—	—	—	76,100

Kenneth Sinclair	70,000	28,100	—	—	—	—	98,100

Albert Wertheimer	71,000	28,100	—	—	—	—	99,100

Myron Winkelman	67,500	28,100	—	—	—	—	95,600

David Drabik	25,500	13,575	—	—	—	—	39,075

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

The Committee consults as needed with an outside compensation consulting firm retained by the Committee. As it makes decisions about executive compensation, the Committee obtains data from its consultant regarding current compensation practices and trends among United States companies in general and pharmaceutical companies in particular, and reviews this information with its consultant. In addition, the Chairman of the Committee is in contact with management outside of Committee meetings regarding matters being considered or expected to be considered by the Committee.  The Committee annually reviews recommendations from their outside consultant, and makes recommendations to the Board about the compensation of non-employee directors.  During Fiscal Year 2011, Lannett used Radford, an Aon Hewitt Company, as its consultant.

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

In Fiscal 2011 the Committee recommended, and the Board of Directors determined there was a need for a greater variety of performance based executive compensation incentive alternatives. Accordingly the Board of Directors recommended, and the stockholders approved, the Lannett 2011 Long-Term Incentive Plan. The Plan authorizes the Committee to grant both stock and/or cash-based awards through (i) incentive and non-qualified stock options and/or (ii) restricted stock, and/or long-term performance awards to participants. With respect to the stock options and stock grants, 1,500,000 shares are set aside under the plan for stock option grants and/or restricted stock awards. At the time of an award grant, the Committee will determine the type of award to be made and the specific conditions upon which an award will be granted (i.e. term, vesting, performance criteria, etc.). The terms of the awards will be based on what the Committee determines is the most effective performance compensation approach to meet the Company’s strategic needs.  In conjunction with its responsibilities related to executive compensation, the Committee also oversees the management development process, reviews plans for executive officer succession and performs various other functions.

The individuals who served as Chief Executive Officer and Chief Financial Officer during Fiscal 2011, as well as the other individuals included in the Summary Compensation Table on page 49, are referred to as the “named executive officers.”

Risk Assessment

The criteria used for the bonus program of operating performance, research and development inclusive of ANDA/NDA submissions, acceptances of ANDA/NDAs, launches of approved ANDA/NDAs, individual performance goals, along with the weighting of each element, were assembled by the Company for our industry and were found to be reasonable for the nature of our business. The Compensation Committee reviews this criteria and gives final approval to the senior management.  It is then presented to the Board of Directors for final approval.

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

Our Fiscal 2011 Compensation Program

In Fiscal 2011, the Committee’s approach to compensation was intended to focus our executives on accomplishing our short and longer-term objectives, and it had as its ultimate objective sustained growth in stockholder value. This approach was intended to compensate executives at levels at or near the median levels of compensation offered by other pharmaceutical companies similar in size to Lannett and with whom we compete.

In making decisions about the elements of Fiscal 2011 compensation, the Committee not only considered available market information about each element but also considered aggregate compensation for each executive. Base salary provided core compensation to executives, but it was accompanied by:

•      the potential for incentive-based cash compensation based upon our attainment of Fiscal 2011 operating income, other targeted corporate goals and individual or departmental objectives,

•      various forms of equity compensation, including some grants based upon Fiscal 2011 sales growth results and upon our return on invested capital results,

•      various benefits and perquisites, and

•      the potential for post-termination compensation under certain circumstances.

Summary of Fiscal 2011 Compensation Elements

The table below provides detailed information regarding each element of the Fiscal 2011 compensation program.

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

Short-Term Incentives

Lannett Annual Discretionary Income Plan  (LADIP) The LADIP program rewards with cash awards for annual achievement of overall corporate objectives, and specific individual or departmental operational objectives.  In Fiscal 2011, objectives for the Officers were tied to Lannett’s achievement of operating income targets, other targeted corporate goals and individual objectives.

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

Market Data and Our Peer Group

In determining FY2011 compensation for the named executive officers, the Committee relied on market data provided by its consultants. This data was gathered from two sources. The Named Peer Group is comprised of 16 public life sciences companies that exhibit a comparable business and financial profile to Lannett, as defined by annual revenue, employee size and market value. The consultants also gathered published survey data from the Radford 2010 Global Survey Suite targeting life science companies with between 200 and 450 employees. To determine competitive market compensation, Survey and Named Peer data were combined (weighted equally) to form a market consensus (where possible).

Named Peer Group

Akorn Inc.
Caraco Pharmaceutical Labs
Cornerstone Therapeutics
Cumberland Pharmaceuticals
Derma Sciences
Hi Tech Pharmacal
Impax Laboratories Inc.
Inspire Pharmaceuticals Inc.
ISTA Pharmaceuticals Inc.
Jazz Pharmaceuticals
Momenta Pharmaceuticals
Obagi Medical
Par Pharmaceutical
Salix Pharmaceuticals Ltd.
Santarus Inc.
SciClone Pharmaceuticals

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

Base salary increases were granted as of January 31, 2011 to Mr. Schreck for $50,000 effective as a result of his promotion to Chief Operating Officer and to Mr. Sabo for $26,624 based on the significant expansion of his job responsibilities. Mr. Bedrosian, Mr. Smith, and Mr. Ruck did not receive base salary increases during Fiscal 2011 as a result of a company wide salary freeze.

Fiscal 2011 Annual Incentive Bonus Plan

Design

In November 2010, the Committee approved the Fiscal 2011 Lannett Annual Discretionary Income Plan (or “LADIP”). This program allowed executive officers the opportunity to earn cash awards upon the accomplishment of the Fiscal 2011 operating income goal, other targeted corporate goals and a number of individual objectives. The relative weighting of these objectives for each executive was fifty percent (50%) for operating profit, thirty-five percent (35%) for individual and/or department goals, ten percent (10%) for achieving R&D goals and five percent (5%) based on CEO and Committee discretion.  For the CEO, the five percent (5%) discretionary portion will be determined by the Committee.

Based on market data provided by its consultant, and considering the relatively low base salaries of the named executive officers, the Committee formulated potential LADIP awards which exceeded the 50th percentile among Peer Group companies, expressed as percentages of base salary. Actual payouts depended upon the degree to which objectives were accomplished as well as the weight accorded to each objective, as described above. The table below shows the potential payout amounts for each of the named executive officers, expressed as percentages of base salary.

Performance Level	Arthur Bedrosian	Keith Ruck	Ernest Sabo	William Schreck	Kevin Smith
Goal 3 Level	100%	100%	100%	100%	100%
Goal 2 Level	75%	75%	75%	75%	75%
Goal 1 Level	50%	50%	50%	50%	50%

There are three participation levels: Goal 1, Goal 2, and Goal 3. Specific business objectives are defined for each “Goal” category. All business objectives for the particular “Goal” level must be met in order to be eligible for the potential payout for that “Goal” level. In the case of “Goal 1” all the objectives must be met for the plan to have any payout. In the event that Goal Level 3 is exceeded, additional bonus compensation may be provided as approved by the Compensation Committee.

As discussed above, each named executive officer’s objectives for Fiscal 2011 included Company operating income targets and other targeted corporate goals. The Committee reviewed and approved these targets following discussions with management, a review of our historical results, consideration of the various circumstances facing the Company during Fiscal 2011 and taking into account the expectations of our annual plan. The Fiscal 2011 operating income and other corporate goals LADIP targets approved by the Committee are detailed in the table below.

Objective	Goal 3	Goal 2	Goal 1
Operating Profit*	130% of budgeted operating profit	115% of budgeted operating profit	100% of budgeted operating profit

•                  Operating Profit is defined as Operating Income plus adding back Bonus Expense.  For purposes of determining achievement of the LADIP targets, these measures can exclude certain categories of non-recurring items that the Committee believes do not reflect the performance of Lannett’s core continuing operations. There were no adjustments made in Fiscal 2011 for non-recurring items.

In addition, the Company has targets related to R&D submissions and FDA acceptance letters as key objective areas.

All payouts to the named executive officers under the 2011 LADIP were contingent upon the Committee’s review and certification of the degree to which Lannett achieved the 2011 LADIP objectives, and upon the Committee’s certification of the degree to which individual objectives had been achieved. The program provides that payout for any objective would be limited to 20% of the actual operating income (as defined by the LADIP) attained by Lannett.

The 2011 LADIP program provided that the Committee could, in its discretion: modify, amend, suspend or terminate the Plan at any time.

Results

In August 2011, the Committee reviewed and certified Lannett’s Fiscal 2011 results for purposes of the LADIP program, determining that the objectives were not met for operating income and other corporate objectives to achieve any payments under the plan.

Mr. Bedrosian’s objectives were to increase gross margin, increase the sales to employee ratio, achieve cash and cash equivalent balance sheet totals, and increase gross profit on Cody products.

Mr. Schreck’s objectives were to improve purchasing operations by securing second source, raw material supply agreements for critical materials, and reduction of costs; to use technology to improve inventory control, inventory accuracy, and shipping and receiving efficiencies; and to effect cost reduction in major expense areas.

Mr. Ruck’s objectives were to deliver accurate and timely financial reports on a required monthly, quarterly, and annual basis to senior management and the Board of Directors; enhance financial performance through the management of receivables, controlling of service and professional fees, and budget management; and to use automation to improve the efficiency of financial transactions and reporting.

Mr. Sabo’s objectives were to review and enhance policies and procedures to ensure regulatory compliance; provide for technical and research capabilities required to ensure a flow of new products; and ensure compliance with DEA and FDA requirements.

Mr. Smith’s objectives were to exceed the company sales goals; meet and exceed the operating income goal; and gain forecasted market share on all new launches; decrease obsolete finished goods; and increase gross profit percentage.

Due to the FDA’s actions against Lannett’s marketed “grandfather” drugs, revenue, income, and financial goals were generally not achieved while operational goals were generally achieved. As a result, there were no payments made to any of the named executives.

2011 Long Term Incentive Awards (LTIA)

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

Prior to the approval of the Incentive Plan by stockholders in 2007, Lannett’s equity grants consisted only of stock options. The Incentive Plan expanded the types of equity vehicles which the Committee could grant to executives by including restricted stock. Equity grants are designed to emphasize particular elements of the Company’s immediate and long-term objectives and to retain key executives. We will refer to these grants collectively as Long Term Incentive Awards (LTIA). The types of grants available are:

•      stock options, becoming exercisable over three years (approximately one-third increments on each anniversary) from the date of the grant and having a total term of ten years, and

•      shares of restricted stock, vesting over three years (approximately one-third increments on each anniversary) from the date of grant.

The Committee assesses the appropriate overall value of these equity grants to executives by reviewing survey results and other market data provided by its consultant. This information includes the value of equity grants made to similarly situated executives among the Peer Group. The overall value of LTIA grants for each executive is determined by the Committee with assistance from their consultant.

In determining the overall value of LTIA grants, the Committee also considers the potential value of equity compensation relative to other elements of compensation for each named executive officer. It likewise assesses the appropriate distribution of equity value among the grant types, as well as the corporate objectives each type of grant is intended to encourage.

There were no Long Term Incentive Awards granted during FY2011.

Stock Options and Restricted Stock

Stock options and restricted stock granted as part of the LTIA are designed to reward sustained stock price appreciation and to encourage executive retention during a three-year vesting term and, in the case of stock options, a ten-year option life. Stock option and restricted stock awards are intended to align executives’ motivation with stockholders’ best interests. Grants of stock options will not contingent upon any conditions. They are to be granted independent of organizational performance. Stock options become exercisable approximately in one-third increments on the first three anniversaries of the date of grant. Restricted stock will be contingent upon Lannett achieving annual sales growth and return on invested capital goals.  Restricted stock will vest in approximately one-third increments on the first three anniversaries of the date of the grant.

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

Attributed costs of the personal benefits available to the named executive officers for the fiscal year ended June 30, 2011, are included in column (i) of the Summary Compensation Table on page 49.

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

Myron Winkelman (Chair)
Albert Wertheimer
Ronald West

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2011, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2006 Long Term Incentive Plan (“2006 LTIP”) generally vest equally over a three year period from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

		Excluding Options			Including Options (*)
Name and Address of Beneficial Owner	Office	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Directors/Executive Officers:

William Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman Emeritus	5,667,488	(1)	19.78%	5,759,988	(1),(2)	20.04%

Ronald A. West 13200 Townsend Road Philadelphia, PA 19154	Chairman of the Board, Director	12,810	(3)	0.04%	67,758	(3),(4)	0.24%

Jeffrey Farber 13200 Townsend Road Philadelphia, PA 19154	Director	5,708,562	(5)	19.93%	5,756,062	(5),(6)	20.06%

Kenneth Sinclair 13200 Townsend Road Philadelphia, PA 19154	Director	20,000	(7)	0.07%	45,000	(7),(8)	0.16%

Albert Wertheimer 13200 Townsend Road Philadelphia, PA 19154	Director	23,500	(9)	0.08%	45,500	(9),(10)	0.17%

Myron Winkelman 13200 Townsend Road Philadelphia, PA 19154	Director	23,500	(11)	0.08%	63,500	(11),(12)	0.22%

David Drabik 13200 Townsend Road Philadelphia PA 19154	Director	2,500	(30)	0.01%	2,500		0.01%

Arthur P. Bedrosian 13200 Townsend Road Philadelphia, PA 19154	President and Chief Executive Officer	591,211	(13)	2.06%	954,111	(13),(14)	3.29%

William Schreck 13200 Townsend Road Philadelphia, PA 19154	Chief Operating Officer	35,493	(15)	0.12%	171,238	(15),(16)	0.59%

Kevin Smith 13200 Townsend Road Philadelphia, PA 19154	Vice President of Sales and Marketing	29,364	(17)	0.10%	210,791	(17),(18)	0.73%

Ernest Sabo 13200 Townsend Road Philadelphia, PA 19154	Vice President of Regulatory Affairs and Chief Compliance Officer	20,953	(19)	0.07%	83,380	(19),(20)	0.29%

David Farber 6884 Brook Hollow Ct West Bloomfield, MI 48322		5,705,050	(21)	19.91%	5,727,550	(21),(22)	19.98%

		Excluding Options			Including Options (*)
Name and Address of Beneficial Owner	Office	Number of Shares		Percent of Class	Number of Shares		Percent of Class

Keith R. Ruck 13200 Townsend Road Philadelphia, PA 19154	Vice President of Finance and Chief Financial Officer	6,667	(23)	0.02%	18,334	(23),(24)	0.09%

Farber Properties 1775 John R Road Troy, MI 48083		5,000,000	(25)	17.45%	5,000,000		17.45%

Farber Family LLC 1775 John R Road Troy, MI 48083		528,142	(26)	1.84%	528,142		1.84%

Farber Investment LLC 1775 John R Road Troy, MI 48083		38,000	(27)	0.13%	38,000		0.13%

Robert Ehlinger 13200 Townsend Road Philadelphia, PA 19154	Vice President of Logistics and Chief Information Officer	18,881	(28)	0.07%	56,806	(28),(29)	0.20%

All directors and executive officers as a group (12 persons)		12,160,930		42.45%	13,244,636		44.54%

(1)           Includes 197,825 shares owned by William Farber’s spouse, Audrey Farber; 14,000 shares owned by William Farber’s brother, Gerald G. Farber, and 132,212 shares held by William Farber as custodian for his seven grandchildren.  Includes 26,250 shares held in William Farber’s IRA account.  Includes 5,000 shares received pursuant to a restricted stock award granted in January 2011 that vested immediately upon grant.

(2)           Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share, 25,000 vested options to purchase common stock at an exercise price of $17.36 per share, 25,000 vested options to purchase common stock at an exercise price of $16.04 per share, and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(3)           Includes 5,000 shares received pursuant to a restricted stock award granted in January 2011 that vested immediately upon grant.

(4)           Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share, 15,000 vested options to purchase common stock at an exercise price of $17.36 per share, 25,000 vested options to purchase common stock at an exercise price of $16.04 and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(5)           Includes 5,000,000 shares held by Farber Properties Group LLC (“FPG”).  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 2,500,000 shares held by FPG.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber. David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares. Includes 150 shares held by Jeffrey Farber as custodian for his son and 10,800 shares held by William Farber as custodian for his children.  Also includes 9,500 shares held by Farber Investment Company (“FIC”), which holds 38,000 shares of common stock.  Jeffrey Farber and David Farber each beneficially owns 25% of FIC and each disclaims beneficial ownership of all but 9,500 shares held by FIC.  Also includes 5,000 shares received pursuant to a restricted stock award granted in January 2011 that vested immediately upon grant.

(6)           Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share, 12,500 vested options to purchase common stock at an exercise price of $16.04, 20,000 vested options to purchase common stock at an exercise price of $4.55, and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(7)           Includes 5,000 shares received pursuant to a restricted stock award granted in January 2011 that vested immediately upon grant.

(8)           Includes 20,000 vested options to purchase common stock at an exercise price of $4.55 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(9)           Includes 5,000 shares received pursuant to a restricted stock award granted in January 2011 that vested immediately upon grant.

(10)         Includes 20,000 vested options to purchase common stock at an exercise price of $9.02 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(11)         Includes 5,000 shares received pursuant to a restricted stock award granted in January 2011 that vested immediately upon grant.

(12)         Includes 15,000 vested options to purchase common stock at an exercise price of $17.36, 20,000 vested options to purchase common stock at an exercise price of $16.04 and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(13)         Includes 35,950 shares owned by Arthur Bedrosian’s wife and 3,000 shares owned by his daughter. Mr. Bedrosian disclaims beneficial ownership of these shares.  Includes 20,000 shares received pursuant to a restricted stock award granted in October 2009.  Also includes 34,660 shares of common stock held through employee stock purchase plan.

(14)         Includes 18,000 vested options to purchase common stock at an exercise price of $4.63 per share, 96,900 vested options to purchase common stock at an exercise price of $7.97 per share, 33,000 vested options to purchase common stock at an exercise price of $17.36 per share, 30,000 vested options to purchase common stock at an exercise price of $16.04 per share, 25,000 vested options to purchase common stock at an exercise price of $8.00 per share, 30,000 vested options to purchase common stock at an exercise price of $6.89 per share, 75,000 vested options to purchase common stock at an exercise price of $4.03 per share, 30,000 vested options to purchase common stock at an exercise price of $2.80, and 20,000 vested options to purchase common stock at an exercise price of $6.94 per share.

(15)         Includes 10,000 shares received pursuant to a restricted stock award granted in October 2009.

(16)         Includes 17,745 vested options to purchase common stock at an exercise price of $11.27 per share, 12,000 vested options to purchase common stock at an exercise price of $5.18 per share and 15,000 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $4.03 per share, and 16,000 vested options to purchase common stock at an exercise price of $2.80 per share, 25,000 vested options to purchase common stock at an exercise price of $7.53 per share, and 20,000 vested options to purchase common stock at an exercise price of $6.94 per share.

(17)         Includes 10,000 shares received pursuant to a restricted stock award granted in October 2009.

(18)         Includes 38,760 vested options to purchase common stock at an exercise price of $7.97 per share, 13,000 vested options to purchase common stock at an exercise price of $17.36 per share, 20,000 vested options to purchase common stock at an exercise price of $16.04 per share, 12,000 vested options to purchase common stock at an exercise price of $5.18 per share, 15,000 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $4.03 per share, 16,000 vested options to purchase common stock at an exercise price of $2.80 and 16,667 vested options to purchase common stock at an exercise price of $6.94 per share.

(19)         Includes 10,000 shares received pursuant to a restricted stock award granted in October 2009.

(20)         Includes 3,260 vested options to purchase common stock at an exercise price of $7.48 per share, 4,000 vested options to purchase common stock at an exercise price of $5.18 per share, 7,500 vested options to purchase common stock at an exercise price of $6.89 per share, 15,000 vested options to purchase common stock at an exercise price of $4.03 per share, 16,000 vested options to purchase common stock at an exercise price of $2.80 per share, and 16,667 vested options to purchase common stock at an exercise price of $6.94 per share.

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

(23)         Includes 6,667 shares received pursuant to a restricted stock award granted in October 2009.

(24)         Includes 13,334 vested options to purchase common stock at an exercise price of $7.98 per share and 5,000 vested options to purchase common stock at an exercise price of $6.94 per share.

(25)                            Farber Properties Group, LLC is managed and jointly owned by Jeffrey Farber and David Farber.

(26)                            Farber Family LLC is managed by Jeffrey Farber and David Farber as trustees.

(27)                            Farber Investment LLC is beneficially owned 25% each by Jeffrey and David Farber and 50% by Larry Farber.

(28)                            6,667 shares received pursuant to a restricted stock award granted in October 2009.

(29)                            Includes 10,425 vested options to purchase common stock at an exercise price of $5.05 per share, 7,525 vested options to purchase common stock at an exercise price of $6.89 per share, 15,000 vested options to purchase common stock at an exercise price of $4.03 per share, and 5,000 vested options to purchase common stock at an exercise price of $6.94 per share.

(30)                            Includes 2,500 shares received pursuant to a restricted stock award granted in January 2011 that vested immediately upon grant.

* Assumes that all options exercisable within sixty days have been exercised which results in 24,538,328 shares outstanding.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	1,945,313	$7.57	3,381,512

Equity Compensation plans not approved by security holders	—	—	—

Total	1,945,313	$7.57	3,381,512

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had sales of approximately $876,000, $679,000, and $786,000 during the fiscal years ended June 30, 2011, 2010 and 2009, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”). Jeffrey Farber (the “related party”), a board member and the son of the Chairman Emeritus of the Board of Directors and principal shareholder of the Company, William Farber, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $259,000 and $161,000 at June 30, 2011 and 2010, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. (“Pharmeral”) owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company originally capitalized this purchased product right as an indefinite lived intangible asset and tested this asset for impairment on a quarterly basis.  During the fourth quarter of Fiscal 2009, it was determined that this intangible asset no longer had an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset will be amortized on a straight line basis prospectively over its 10 year remaining estimated useful life.  Arthur Bedrosian, President and Chief Executive Officer of the Company, Inc. currently owns 100% of Pharmeral.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party. In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control where a third party is involved, this royalty would be reinstated. Additionally, the registered trademark OB-Natal® was transferred to Lannett for one dollar from Mr. Bedrosian during 2009.

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $134,914 in fees and $18,905 in reimbursable expenses during Fiscal 2011 and $115,700 in fees and $16,803 in reimbursable expenses during Fiscal 2010.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its Bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2012. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2011, 2010 and 2009. No relationship exists other than the usual relationship between independent public accountant and client. The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2011, 2010 and 2009.

	Audit Fees	Audit-Related	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2011:	$323,755	$—	$144,222	$—	$467,977
Fiscal 2010:	$352,760	$—	$190,401	$7,574	$550,735
Fiscal 2009:	$295,084	$—	$179,677	$10,932	$485,693

(1) Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments, and various tax planning services.

(2) Other fees include fees paid for review of various SEC correspondences.

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

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                              Consolidated Financial Statements and Supplementary Data

(1)  The following financial statements are included herein:

(2)          The following financial statement schedule is included herein

Schedule II — Valuation and Qualifying Accounts	96

(b)                                 A list of the exhibits required by Item 601 of Regulation S-K to be filed as of this Form 10-K is shown on the Exhibit Index filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	September 9, 2011	By:	/ s / Arthur P. Bedrosian
Arthur P. Bedrosian,
President and Chief Executive Officer

Date:	September 9, 2011	By:	/ s / Martin P. Galvan
Martin P. Galvan
Vice President of Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 9, 2011	By:	/ s / Ronald West
Ronald West,
Chairman of the Board of Directors,
Lead Outside Director

Date:	September 9, 2011	By:	/ s / Jeffrey Farber
Jeffrey Farber,
Vice Chairman of the Board of Directors

Date:	September 9, 2011	By:	/ s / Arthur P Bedrosian
Arthur P. Bedrosian,
Director, President and Chief Executive Officer

Date:	September 9, 2011	By:	/ s / Kenneth Sinclair
Kenneth Sinclair,
Director, Chairman of Audit Committee

Date:	September 9, 2011	By:	/ s / Albert Wertheimer
Albert Wertheimer,
Director, Chairman of Strategic Planning Committee

Date:	September 9, 2011	By:	/ s / Myron Winkelman
Myron Winkelman,
Director, Chairman of Compensation Committee

Date:	September 9, 2011	By:	/ s / David Drabik
David Drabik,
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lannett Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and Subsidiaries (collectively, the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of three fiscal years in the period ended June 30, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2011 and 2010 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

September 9, 2011

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$5,276,735	$21,895,648
Investment securities	19,382,079	604,464
Trade accounts receivable (net of allowance of $123,573 and $123,192, respectively)	33,464,440	38,324,258
Inventories, net	26,902,521	19,056,868
Income taxes receivable	3,636,306	—
Deferred tax assets	4,537,881	5,337,391
Other current assets	941,902	2,515,745
Total Current Assets	94,141,864	87,734,374

Property, plant and equipment	54,516,229	50,160,114
Less accumulated depreciation	(24,586,448)	(21,531,845)
	29,929,781	28,628,269

Construction in progress	5,760,686	2,939,898
Investment securities	—	183,742
Intangible assets (product rights) - net of accumulated amortization	5,909,636	7,785,298
Deferred tax assets	10,446,500	12,544,330
Other assets	1,555,831	147,886
Total Assets	$147,744,298	$139,963,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$18,377,782	$16,280,675
Accrued expenses	1,354,095	3,464,181
Accrued payroll and payroll related	934,504	6,304,465
Income taxes payable	—	1,479,658
Current portion of long-term debt	629,435	4,851,278
Rebates, chargebacks and returns payable	13,564,395	15,249,412
Total Current Liabilities	34,860,211	47,629,669

Long-term debt, less current portion	7,192,496	2,868,549
Unearned grant funds	—	500,000
Other long-term liabilities	2,417	7,864
Total Liabilities	42,055,124	51,006,082
Commitment and Contingencies, See notes 9 and 10

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 28,403,946 and 24,882,123 shares, respectively	28,404	24,882
Additional paid in capital	97,082,360	79,862,940
Retained earnings	9,287,732	9,564,632
Noncontrolling interest	139,082	111,982
Accumulated other comprehensive income	23,899	44,692
	106,561,477	89,609,128
Less: Treasury stock at cost — 156,611 and 110,108 shares, respectively	(872,303)	(651,413)
TOTAL SHAREHOLDERS’ EQUITY	105,689,174	88,957,715

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,744,298	$139,963,797

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2011	2010	2009

Net sales	$106,835,132	$125,177,949	$119,002,215
Cost of sales	81,898,997	80,890,575	71,272,859
Amortization of intangible assets	1,875,662	1,794,667	1,787,167
Product royalties	(259,240)	1,152,900	697,720

Gross profit	23,319,713	41,339,807	45,244,469

Research and development expenses	8,587,046	11,251,421	8,427,135
Selling, general, and administrative expenses	15,911,702	17,375,320	26,059,104
Gain on investments	(205,781)	(1,623)	(53,524)
Loss (gain) on sale of assets	21,695	(315,330)	30,885

Operating (loss) income	(994,949)	13,030,019	10,780,869

Other income (expense):
Grant income	410,000	—	—
Foreign currency gain	7,114	4,595	—
Interest and dividend income	90,986	62,328	209,188
Interest expense	(214,519)	(275,870)	(321,751)
	293,581	(208,947)	(112,563)

(Loss) income before income tax (benefit) expense	(701,368)	12,821,072	10,668,306
Income tax (benefit) expense	(461,568)	4,813,044	4,090,716
Net (loss) income	(239,800)	8,008,028	6,577,590
Less net income attributable to noncontrolling interest	(37,100)	(186,961)	(43,345)

Net (loss) income attributable to Lannett Company, Inc.	$(276,900)	$7,821,067	$6,534,245

Basic (loss) earnings per common share - Lannett Company, Inc.	$(0.01)	$0.32	$0.27
Diluted (loss) earnings per common share - Lannett Company, Inc.	$(0.01)	$0.31	$0.27

Basic weighted average number of shares outstanding	26,758,552	24,743,902	24,447,016
Diluted weighted average number of shares outstanding	26,758,552	25,199,373	24,587,378

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained
	Common Stock		Additional	Earnings /			Accum.
	Shares		Paid-in	(accumulated	Treasury	Noncontrolling	Other Comp.	Shareholders’
	Issued	Amount	Capital	deficit)	Stock	Interests	Income (loss)	Equity

Balance, June 30, 2008	24,283,963	$24,284	$74,497,100	$(4,790,680)	$(468,946)	$50,309	$9,722	$69,321,789

Exercise of stock options	10,800	11	45,801	—	—	—	—	45,812
Shares issued in connection with employee stock purchase plan	49,331	49	114,905	—	—	—	—	114,954
Share based compensation
Restricted stock	—	—	172,028	—	—	—	—	172,028
Stock options	—	—	930,878	—	—	—	—	930,878
Employee stock purchase plan	—	—	81,871	—	—	—	—	81,871
Shares issued in connection with restricted stock grant	68,602	69	101,331	—	—	—	—	101,400
Shares issued for Contingent Consideration for Cody Labs Acquisition	105,000	105	430,395	—	—	—	—	430,500
Stock options repurchased	—	—	(124,000)	—	—	—	—	(124,000)
Purchase of treasury stock	—	—	—	—	(20,228)	—	—	(20,228)
Other comprehensive income, net of income tax	—	—	—	—	—	—	15,029	15,029
Net income	—	—	—	6,534,245	—	43,345	—	6,577,590

Balance, June 30, 2009	24,517,696	$24,518	$76,250,309	$1,743,565	$(489,174)	$93,654	$24,751	$77,647,623

Exercise of stock options	125,600	126	566,659	—	—	—	—	566,785
Shares issued in connection with employee stock purchase plan	41,602	41	189,217	—	—	—	—	189,258
Share based compensation
Restricted stock	—	—	522,374	—	—	—	—	522,374
Stock options			1,172,656	—	—	—	—	1,172,656
Employee stock purchase plan	—	—	52,564	—	—	—	—	52,564
Shares issued in connection with restricted stock grant	197,225	197	1,048,765	—	—	—	—	1,048,962
Tax benefit on stock options exercised	—	—	60,396	—	—	—	—	60,396
Purchase of treasury stock	—	—	—	—	(162,239)		—	(162,239)
Distribution to noncontrolling interests	—	—	—	—	—	(168,633)	—	(168,633)
Other comprehensive income, net of income tax	—	—	—	—	—	—	19,941	19,941
Net income	—	—	—	7,821,067	—	186,961	—	8,008,028

Balance, June 30, 2010	24,882,123	$24,882	$79,862,940	$9,564,632	$(651,413)	$111,982	$44,692	$88,957,715

Exercise of stock options	73,068	73	282,670	—	—	—	—	282,743
Shares issued in connection with employee stock purchase plan	54,702	55	218,159	—	—	—	—	218,214
Share based compensation
Restricted stock	—	—	753,909	—	—	—	—	753,909
Stock options			1,013,448	—	—	—	—	1,013,448
Employee stock purchase plan	—	—	57,466	—	—	—	—	57,466
Shares issued in connection with restricted stock grant	144,053	144	(144)	—	—	—	—	—
Shares issued in connection with public stock offering	3,250,000	3,250	14,947,092	—	—	—	—	14,950,342
Tax shortfall on stock options exercised	—	—	(53,180)	—	—	—	—	(53,180)
Purchase of treasury stock	—	—	—	—	(220,890)		—	(220,890)
Distribution to noncontrolling interests	—	—	—	—	—	(10,000)	—	(10,000)
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(20,793)	(20,793)
Net (loss) income	—	—	—	(276,900)	—	37,100	—	(239,800)

Balance, June 30, 2011	28,403,946	$28,404	$97,082,360	$9,287,732	$(872,303)	$139,082	$23,899	$105,689,174

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2011	2010	2009
OPERATING ACTIVITIES:
Net (loss) income	$(239,800)	$8,008,028	$6,577,590
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,976,200	4,888,015	5,099,108
Deferred tax expense	2,850,128	182,075	2,983,538
Stock compensation expense	1,824,823	2,037,844	1,286,177
Tax shortfall on stock options exercised	53,180	—	—
Loss (gain) on sale of assets	21,695	(315,330)	30,885
Gain on investments	(205,781)	(1,623)	(53,524)
Grant income	(410,000)	—	—
Other noncash expenses (income)	18,790	(3,135)	15,110
Changes in assets and liabilities which (used) provided cash:
Trade accounts receivable	4,859,818	(8,802,182)	(5,548,253)
Inventories	(7,845,653)	(2,861,507)	(4,578,103)
Prepaid and income taxes payable	(5,115,964)	768,585	2,310,010
Prepaid expenses and other assets	168,343	(1,908,110)	46,917
Accounts payable	2,007,107	(524,793)	3,719,696
Accrued expenses	(2,110,086)	1,621,747	34,806
Rebates, chargebacks and returns payable	(1,685,017)	1,938,544	5,125,610
Accrued payroll and payroll related	(5,369,961)	1,913,073	4,505,949
Deferred revenue	—	—	(982,668)
Net cash (used in) provided by operating activities	(6,202,178)	6,941,231	20,572,848

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(7,253,739)	(11,186,833)	(1,604,114)
Proceeds from sale of property, plant and equipment	9,206	368,463	1,500
Purchase of intangible asset (product rights)	—	(500,000)	—
Proceeds from sale of investment securities	9,749,622	339,782	7,408,295
Purchase of investment securities	(28,152,634)	—	(5,979,257)
Net cash used in investing activities	(25,647,545)	(10,978,588)	(173,576)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	5,056,000	—	—
Repayments of debt	(4,953,896)	(418,941)	(840,066)
Deferred financing fees	(26,682)	—	—
Proceeds from public stock offering	14,950,342	—	—
Proceeds from issuance of stock	500,957	756,043	160,766
Tax (shortfall) benefit on stock options exercised	(53,180)	60,396	—
Purchase of treasury stock	(220,890)	(162,239)	(20,228)
Repurchase of stock options	—	—	(124,000)
Distribution to noncontrolling interests	(10,000)	(168,633)	—
Net cash provided by (used in) financing activities	15,242,651	66,626	(823,528)

Effect of foreign currency rates on cash and cash equivalents	(11,841)	33,923	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,618,913)	(3,936,808)	19,575,744

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,895,648	25,832,456	6,256,712

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,276,735	$21,895,648	$25,832,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$271,689	$180,186	$217,463
Income taxes paid	$1,808,975	$3,801,987	$250,000
Lannett stock issued - Fiscal 2009 accrued incentive compensation	$—	$758,712	$—
Lannett stock issued - contingent consideration - Cody Labs acquisition	$—	$—	$581,175

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

Foreign Currency Translation - The local currency is the functional currency of the Company’s foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period-end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is recorded in a separate component of shareholders’ equity and changes to such are included in comprehensive income. Exchange adjustments resulting from transactions denominated in foreign currencies are recognized in the consolidated statements of operations.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the fiscal years ended June 30, 2010, 2009 and 2008:

For the Year Ended June 30, 2011

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412

Actual credits issued related to sales recorded in prior fiscal years	(6,100,391)	(3,946,924)	(4,592,322)	—	(14,639,637)

Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	380,894	—	—	380,894

Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	53,686,637	16,587,393	6,714,748	3,502,492	80,491,270

Actual credits issued related to sales recorded in Fiscal 2011	(48,371,462)	(13,661,917)	(2,381,673)	(3,502,492)	(67,917,544)

Reserve Balance as of June 30, 2011	$5,496,911	$2,925,477	$5,142,007	$—	$13,564,395

For the Year Ended June 30, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540

Actual credits issued related to sales recorded in prior fiscal years	(6,068,639)	(2,537,746)	(3,832,652)	—	(12,439,037)

Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	(401,203)	—	(401,203)

Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	48,539,403	16,353,467	4,528,118	1,226,614	70,647,601

Actual credits issued related to sales recorded in Fiscal 2010	(42,278,440)	(12,787,436)	—	(1,226,614)	(56,292,489)

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412

For the Year Ended June 30, 2009

Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2008	$4,049,407	$632,314	$13,642,589	$2,107	$18,326,417

Actual credits issued related to sales recorded in prior fiscal years	(3,954,794)	(632,314)	(12,853,342)	—	(17,440,450)

Reserves or (reversals) charged during Fiscal 2009 related to sales in prior fiscal years	—	—	2,107	(2,107)	—

Reserves charged to net sales during Fiscal 2009 related to sales recorded in Fiscal 2009	35,391,475	12,141,204	4,315,638	204,119	52,052,436

Actual credits issued related to sales recorded in Fiscal 2009	(29,396,286)	(9,603,458)	—	(204,119)	(39,203,863)

Reserve Balance as of June 30, 2009	$6,089,802	$2,537,746	$5,106,992	$—	$13,734,540

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,412 at June 30, 2010 to $13,564,395 at June 30, 2011. The decrease in total reserves was due to a decrease in the rebates reserve as a result of reduced gross sales to customers who participate in rebate programs as well as timing of actual rebate credits issued. The $380,894 of rebates reserves charged during Fiscal 2011 related to sales in prior fiscal years resulted from a change in estimate based on new information obtained from an audit of customers’ accounts.  Although gross sales to wholesalers increased in Fiscal 2011 compared to Fiscal 2010, the decrease in chargeback reserves is due primarily to a decrease in inventory levels at wholesaler distribution centers as of June 30, 2011. The activity in the Other category for the year ended June 30, 2011 includes shelf-stock adjustments totaling $2,670,406 primarily related to products for the treatment of thyroid deficiency and heart failure.

During Fiscal 2010, approximately $424,000 of the original $10,545,000 return reserve recorded in Fiscal 2008 for Prenatal Multivitamin was applied to accounts receivable for customers who had returned the Prenatal Multivitamin product during 2010.  In addition, the Company reversed approximately $387,000 to net sales in the fourth quarter of Fiscal 2010 as a result of new information that the Company received regarding the amount of Multivitamin product that remained to be returned to the Company.  This adjustment left a balance of approximately $17,000 of Multivitamin returns reserve on the consolidated balance sheet at June 30, 2010.  As of June 30, 2011, there is a zero balance for this reserve.

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

Property, Plant and Equipment - Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the fiscal years ended June 30, 2011, 2010, and 2009 was approximately $3,101,000, $3,055,000 and $3,275,000, respectively.

Investment Securities — The Company’s investment securities consist of certificates of deposit, equity securities and marketable debt securities, primarily U.S. government and agency obligations.  The Company’s certificates of deposit are classified as held-to-maturity, its equity securities are classified as trading and all of its marketable debt securities are classified as available-for-sale. Investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded in gain of investments on the consolidated statements of operations.  For available-for-sale investments, unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established.  There were no securities determined by management to be other-than-temporarily impaired for the fiscal years ended June 30, 2011, 2010 and 2009.

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

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  The Company began shipping one of these product lines in October 2010.  Accordingly, the Company allocated $325,000 of the purchase price to this product line, based on the relative fair market values of the acquired ANDAs, which is being amortized on a straight line basis over its 15 year estimated product life. It is expected that the Company will be able to produce one of the other product lines by the first half of Fiscal 2013.  Since it has no current plans to manufacture the third product line acquired under these new ANDAs, the Company wrote off the purchase price that was allocated to that product line during the fourth quarter of Fiscal 2011 which amounted to $26,000.  Amortization will begin on the remaining $149,000 when the Company starts shipping this product.

An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of June 30, 2011 and 2010, no impairment existed with respect to this non-amortized asset.

For the fiscal years ended June 30, 2011, 2010 and 2009, the Company incurred amortization expense of approximately $1,876,000, $1,833,000, and $1,824,000, respectively.  As of June 30, 2011 and 2010, accumulated amortization totaled approximately $11,334,000 and $9,458,000, respectively.

Future annual amortization expense consists of the following:

Fiscal Year Ending June 30,	Annual Amortization Expense
2012	$1,855,079
2013	1,855,079
2014	1,408,912
2015	70,412
2016	70,412
Thereafter	500,744
$5,760,636

The amounts above do not include the product line covered by the ANDA’s purchased in August 2009 for $149,000, as amortization will begin when the Company starts shipping these products.

Other Assets - As of July 24, 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and received FDA approval on the submission in June 2011.  The filing fee related to this application totaled $1,405,500 and was initially recorded within other current assets on the consolidated balance sheets because part or all of this fee was thought to be refundable.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to inspect Lannett’s facilities as part of a Pre-Approval Inspection before it could give final approval on the MS NDA.  Additionally, the Company corresponded with the FDA in March 2011 regarding whether any of the fee is refundable.  The FDA’s response was that all of the filing fee was not refundable, but the Company awaits a final decision from the FDA.

The Company’s position is that the value related to the part of the fee that is not refunded is the cost of getting regulatory approval for its MS product and that this value should be properly recorded as an intangible asset based upon approval and amortized over the product’s estimated useful life upon shipment of the product.  The revenues and gross profit margins attained by the Company when it was previously selling its MS product currently substantiate its value as an intangible asset.

As of June 30, 2011, the Company received approval on the MS application, it has not received final determination on whether any of the fee is refundable, and it has not yet restarted shipments of the MS product.  As a result of this information, the Company continues to carry this amount in other long-term assets as of June 30, 2011.  As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount will be reclassified to intangible assets upon shipment of the product which commenced in August 2011.  Amortization will begin upon shipment of the product in August 2011 over the products estimated useful life.  Amortization will be adjusted prospectively once the nonrefundable amount is finalized.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the fiscal years ended June 30, 2011, 2010 and 2009 was approximately $53,000, $30,000, and $48,000, respectively.

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

Segment Information — The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2011, 2010 and 2009:

	For the Fiscal Year Ended June 30,
Medical Indication	2011	2010	2009

Migraine Headache	$8,653,978	$9,854,717	$9,553,143
Epilepsy	1,663,097	2,020,371	1,777,820
Prescription Vitamin	1,837,904	5,640,136	12,569,304
Heart Failure	12,445,365	20,996,057	26,421,467
Thyroid Deficiency	47,051,446	52,224,711	47,740,204
Antibiotic	6,100,652	6,448,704	6,440,470
Pain Management	14,746,540	14,128,982	4,155,176
Other	14,336,150	13,864,271	10,344,631

Total	$106,835,132	$125,177,949	$119,002,215

Concentration of Market and Credit Risk — The following table identifies certain of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, which accounted for greater than 10% of net sales for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

	2011	2010	2009

Product 1	44%	42%	40%
Product 2	12%	17%	22%
Product 3	2%	5%	11%

The following table identifies certain of the Company’s customers which accounted for greater than 10% of net sales for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

	2011	2010	2009

Customer A	17%	26%	28%
Customer B	10%	11%	7%

At June 30, 2011 and 2010, four customers accounted for 69% of the Company’s accounts receivable balances.  Credit terms are offered to customers based on evaluations of the customers’ financial condition. Generally, collateral is not required from customers.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts remaining outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible.

Share-based Payments - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.  Compensation cost related to share-based payments is included in the income statement in the same line item as the related other compensation costs.

At June 30, 2011, the Company had four stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At June 30, 2011, there were 1,945,313 options outstanding.  Of those, 953,850 were options issued under the 2006 LTIP, 786,230 were issued under the 2003 Plan, and 205,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 58,658 shares under options having already been exercised under that plan since its inception, leaving a balance of 280,112 shares in that plan for future issuances.  2,500,000 shares were authorized to be issued under the 2006 LTIP, with 158,500 shares under options having already been exercised under that plan since its inception.  At June 30, 2011, there were 155,011 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 484,344 shares having already vested under that plan since its inception.  At June 30, 2011, a balance of 748,295 shares is available in the 2006 LTIP for future issuances.

In January 2011, the shareholders of the Company approved a new stock option and restricted stock award plan, the 2011 LTIP, which authorized 1,500,000 new shares of common stock for future issuances under this plan.  As of June 30, 2011, no shares have been issued under this plan.

During the fiscal year ended June 30, 2011, the Company awarded 32,500 shares of restricted stock to non-management Board members under the 2006 LTIP which vested immediately.  Stock compensation expense of $182,175 was recognized during the fiscal year ended June 30, 2011, related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 45,000 shares of restricted stock to non-management Board members under the 2006 LTIP which vested immediately.  Stock compensation expense of $290,250 was recognized during the fiscal year ended June 30, 2010, related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 237,500 shares of restricted stock to management employees under the 2006 LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $541,766 and  $350,346 was recognized during the fiscal years ended June 30, 2011 and 2010, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 116,725 shares of restricted stock to management employees under the 2006 LTIP which vested immediately in partial settlement of Fiscal 2009 accrued incentive compensation costs totaling $758,712.

During the fiscal year ended June 30, 2009, the Company awarded 30,000 shares of restricted stock to non-management Board members under the 2006 LTIP which vested immediately.  Stock compensation expense of $101,400 was recognized during the fiscal year ended June 30, 2009, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock to management employees under the 2006 LTIP, of which 74,464 of these shares vested 100% on January 1, 2008, and the remainder vest in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $29,968, $172,028 and $172,028 was recognized during the fiscal years ended June 30, 2011, 2010 and 2009, respectively, related to these shares of restricted stock.

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Incentive Stock Options FY 2011	Non- qualified Stock Options FY 2011	Incentive Stock Options FY 2010	Non- qualified Stock Options FY 2010	Incentive Stock Options FY 2009	Non- qualified Stock Options FY 2009
Risk-free interest rate	1.74%	—%	2.44%	2.43%	2.46%	2.52%
Expected volatility	61%	—%	67%	67%	61%	56%
Expected dividend yield	0.0%	—%	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	7.5%	—%	5.0%	5.0%	5.0%	5.0%
Expected term (in years)	6.0 years	n/a	5.0 years	5.0 years	5.0 years	5.0 years
Weighted average fair value	$3.03	$—	$3.98	$4.00	$2.20	$1.41

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

The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period. This assumption is based on our historical forfeiture rate. Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations. For example, adjustments may be needed if, historically, forfeitures were affected mainly by turnover that resulted from a business restructuring that is not expected to recur. The forfeiture rate used to calculate compensation expense was 7.5% for fiscal year 2011 and 5% for fiscal years 2010 and 2009.  The Company will incur additional expense if the actual forfeiture rate is lower than originally estimated. A recovery of prior expense will be recorded if the actual rate is higher than originally estimated.

The following table presents all share-based compensation costs recognized in our statements of income, substantially all of which is reflected in the selling, general and administrative expense line:

	Twelve months ended June 30,
	2011	2010	2009
Share based compensation
Stock options	$1,013,448	$1,172,656	$930,878
Employee stock purchase plan	$57,466	$52,564	$81,871
Restricted stock	$753.909	$812,624	$273,428
Tax benefit at statutory rate	$87,748	$79,611	$79,560

During Fiscal 2009 as part of a prior CFO’s resignation, the Company repurchased all of his 185,000 outstanding stock options. Therefore, the Company recorded, as incremental stock compensation expense, the previously unrecognized compensation cost totaling approximately $83,000 related to options for which the requisite service period had not been rendered as of the repurchase date.  See Note 10 for additional information.

Options outstanding that have vested and are expected to vest as of June 30, 2011 are as follows:

	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,472,020	$7.90	$501,955	4.92
Options expected to vest	445,219	$6.53	$91,884	8.23
Total vested and expected to vest	1,917,239	$7.58	$593,839	5.69

A summary of nonvested restricted stock awards as of June 30, 2011, 2010, and 2009 and changes during the fiscal years then ended, is presented below:

	Awards	Weighted Average Grant - date Fair Value

Nonvested at June 30, 2008	124,800	$502,944
Granted	30,000	101,400
Vested	(68,602)	(256,966)
Forfeited	(9,000)	(36,270)
Nonvested at June 30, 2009	77,198	311,108
Granted	399,225	2,697,213
Vested	(197,225)	(1,192,028)
Forfeited	(9,300)	(37,479)
Nonvested at June 30, 2010	269,898	1,778,814
Granted	32,500	182,175
Vested	(144,053)	(862,075)
Forfeited	(3,334)	(23,138)
Nonvested at June 30, 2011	155,011	$1,075,776

A summary of stock option award activity under the Plans as of June 30, 2011, 2010 and 2009 and changes during the years then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2010	1,309,254	$6.11			749,597	$9.77
Granted	2,250	$5.35			—
Exercised	(73,068)	$3.87	$144,498		—	—	—
Forfeited, expired or repurchased	(42,720)	$7.71			—
Outstanding at June 30, 2011	1,195,716	$6.19	$452,794	6.5	749,597	$9.77	$143,021	4.5

Outstanding at June 30, 2011 and not yet vested	397,211	$6.46	$93,860	8.2	76,082	$6.99	$—	8.3
Exercisable at June 30, 2011	798,505	$6.06	$358,934	5.7	673,515	$10.08	$143,021	4.0

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2009	958,909	$5.60			626,772	$10.52
Granted	507,142	$6.96			152,658	$6.99
Exercised	(111,796)	$4.46	$298,605		(13,804)	$4.97	$57,108
Forfeited, expired or repurchased	(45,001)	$8.75			(16,029)	$16.67
Outstanding at June 30, 2010	1,309,254	$6.11	$348,964	7.5	749,597	$9.77	$88,599	5.5

Outstanding at June 30, 2010 and not yet vested	720,699	$6.07	$179,684	8.9	196,218	$6.20	$49,215	9.0
Exercisable at June 30, 2010	588,555	$6.16	$170,699	5.9	553,379	$11.03	$39,384	4.2

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2008	991,267	$5.76			703,064	$10.16
Granted	187,102	$4.03			37,998	$2.80
Exercised	(10,800)	$4.24	$11,799		—	—	—
Forfeited, expired or repurchased	(208,660)	$5.06			(114,290)	$5.75
Outstanding at June 30, 2009	958,909	$5.60	$1,844,125	7.4	626,772	$10.52	$430,739	5.5

Outstanding at June 30, 2009 and not yet vested	478,551	$4.27	$1,234,175	8.6	120,893	$4.23	$317,515	8.2
Exercisable at June 30, 2009	480,358	$6.91	$609,950	6.2	505,879	$12.02	$113,224	4.9

Options with a fair value of approximately $1,076,615 vested during fiscal 2011.  As of June 30, 2011, there was approximately $1,733,891 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.3 years.  The Company issues new shares when stock options are exercised.

Unearned Grant Funds — The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

(Loss) Earnings  per Common Share — A dual presentation of basic and diluted (loss) earnings per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic (loss) earnings per share to diluted (loss) earnings per share.  Basic (loss) earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Dilutive shares have been excluded in the weighted average shares used for the calculation of (loss) earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.   A reconciliation of the Company’s basic and diluted (loss) earnings per share follows:

	2011		2010		2009
	Net (Loss) Attributable to Lannett	Shares	Net Income Attributable to Lannett	Shares	Net Income Attributable to Lannett	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic earnings/(loss) per share factors	$(276,900)	26,758,552	$7,821,067	24,743,902	$6,534,245	24,447,016
Effect of potentially dilutive options	—	—	—	455,471	—	140,361
Diluted earnings/(loss) per share factors	$(276,900)	26,758,552	$7,821,067	25,199,373	$6,534,245	24,587,378

Basic earnings/(loss) per share	$(0.01)		$0.32		$0.27
Diluted earnings/(loss) per share	$(0.01)		$0.31		$0.27

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the fiscal years ended June 30, 2011, 2010 and 2009 were 2,100,324, 1,281,364, and 980,781, respectively.

Note 2. New Accounting Standards

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

In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This authoritative guidance must be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

Note 3.   Inventories

Inventories at June 30, 2011 and 2010 consist of the following:

	2011	2010
Raw Materials	$11,810,564	$5,183,735
Work-in-process	2,430,108	2,375,396
Finished Goods	11,636,942	10,527,630
Packaging Supplies	1,024,907	970,107
	$26,902,521	$19,056,868

The preceding amounts are net of excess and obsolete inventory reserves of $3,486,450 and $2,481,810 at June 30, 2011 and 2010, respectively.

Recently, the FDA increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products. GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.” Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 act, the 1938 act or the 1962 amendments to the act.”  Efforts have included granting market exclusivity to approved GRASE or Grandfathered products and issuing notices to discontinue marketing certain products to companies currently producing these products.  Lannett currently manufactures and markets several products that are considered GRASE or Grandfathered products, including Morphine Sulfate Oral Solution.  The Company is currently litigating the issue of Grandfathered drugs with the FDA.  The FDA is currently undertaking activities to force all companies who manufacture Morphine Sulfate Oral Solution to file applications and seek approval for this product or remove their product from the market.

As of July 24, 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and was waiting for FDA approval on the submission.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it would need to inspect Lannett’s facilities as part of a Pre-Approval Inspection (“PAI”) before it could give final approval on the MS NDA.  As a result of the new information the Company received at this meeting related to what was now required for the MS NDA approval, the Company revised its date estimate for MS NDA approval and re-launch of its Morphine Sulfate Oral Solution product and recorded additional inventory reserves of $1,738,000 for the fiscal year ended June 30, 2011 based on the relevant expiration dates of the material.  Although the Company received FDA approval to begin selling Morphine Sulfate Oral Solution in June 2011, the Company has approximately $2,063,000 of

Morphine Sulfate Oral Solution finished goods inventory value which is fully reserved as of June 30, 2011.  Lannett also has approximately $321,000 of net inventory value at June 30, 2011 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution.

Note 4.   Property, Plant and Equipment

Property, plant and equipment at June 30, 2011 and 2010 consist of the following:

	Useful Lives	2011	2010
Land	—	$1,350,499	$1,375,103
Building and improvements	10 - 39 years	25,476,506	23,101,751
Machinery and equipment	5 - 15 years	26,555,033	24,638,754
Furniture and fixtures	5 - 7 years	1,134,191	1,044,506

		54,516,229	50,160,114
Less accumulated depreciation		(24,586,448)	(21,531,845)
Total		$29,929,781	$28,628,269

Note 5.  Investment Securities

The Company follows the authoritative guidance which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs were established that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The fair value of the Company’s equity securities classified as trading securities in the table below are derived solely from Level 1 inputs.

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 investment securities as of June 30, 2011 or June 30, 2010.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2011 and June 30, 2010:

June 30, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Corporate Bonds	$179,507	$3,028	$—	$182,535

Trading
Equity securities	$7,067,677	$131,819	$—	$7,199,496

Held-to-Maturity
Certificates of Deposit	$12,000,048	$—	$—	$12,000,048

Total Investment Securities	$19,247,232	$134,847	$—	$19,382,079

June 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government Agency	$590,751	$13,713	$—	$604,464
Corporate Bonds	179,507	4,235	—	183,742
	$770,258	$17,948	$—	$788,206

The amortized cost and fair value of the Company’s investment securities by contractual maturity at June 30, 2011 and June 30, 2010 are summarized as follows:

	June 30, 2011		June 30, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$19,247,232	$19,382,079	$590,751	$604,464
Due after one year through five years	—	—	179,507	183,742
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total investment securities	19,247,232	19,382,079	770,258	788,206
Less current portion	19,247,232	19,382,079	590,751	604,464
Long-term investment securities	$—	$—	$179,507	$183,742

The Company uses the specific identification method to determine the cost of securities sold. For fiscal year 2011, the Company had gains on investments of $205,781, of which $73,962 was realized and $131,819 was unrealized gains, respectively.  For the fiscal years 2010 and 2009, the Company had realized gains of $1,623 and $53,524, respectively.

As of June 30, 2011 and 2010, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of June 30, 2011, there were no individual securities in a continuous unrealized loss position.

Note 6.   Bank Line of Credit

The Company had a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at June 30, 2011 and June 30, 2010, respectively). Availability under the line of credit is reduced by outstanding letters of credit.  As of June 30, 2011 and 2010, the Company had $2,995,000 and $3,000,000,

respectively, of availability under this line of credit.  The line of credit was collateralized by substantially all of the Company’s assets.  The agreement contained covenants with respect to working capital, net worth and certain ratios, as well as other covenants.

Effective as of March 31, 2011, the Company renegotiated this line of credit as part of establishing a mortgage on its new Townsend Road property (see Note 8 - Long Term-Debt). As part of this renegotiation, the line which expires on March 31, 2012, is now only collateralized by the working capital assets of the Company.  As of June 30, 2011, the Company was in compliance with the new financial covenants under the agreement. The availability fee on the unused balance of the line of credit is 0.375%.  Under the previous agreement with Wells Fargo, the existing line of credit would have expired on November 30, 2011.

Note 7.  Unearned Grant Funds

In July 2004, the Company received $500,000 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program required the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company failed to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding ($500,000).  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. As of June 30, 2011, the Company reached a formal agreement with the Commonwealth of Pennsylvania which determined that the Company will be required to repay $90,000 of the funds provided under the grant funding program.  Therefore, during the fourth quarter of FY 2011, the Company recorded $410,000 of the grant funds as Grant Income.

Note 8.   Long-Term Debt

Long-term debt consists of the following:

	June 30,	June 30,
	2011	2010
PIDC Regional Center, LP III loan	$—	$4,500,000
Pennsylvania Industrial Development Authority loan	856,549	933,820
Pennsylvania Department of Community & Economic Development loan	—	88,141
Tax-exempt bond loan (PAID)	425,000	555,000
Wells Fargo N.A. Townsend Road mortgage	3,022,046	—
PIDA Townsend Road mortgage	2,000,000	—
First National Bank of Cody mortgage	1,518,336	1,642,866

Total debt	7,821,931	7,719,827
Less current portion	629,435	4,851,278

Long term debt	$7,192,496	$2,868,549

Current Portion of Long Term Debt

	June 30,	June 30,
	2011	2010
PIDC Regional Center, LP III loan	$—	$4,500,000
Pennsylvania Industrial Development Authority loan	79,228	77,091
Pennsylvania Department of Community & Economic Development loan	—	88,141
Tax-exempt bond loan (PAID)	135,000	130,000
Wells Fargo N.A. Townsend Road mortgage	203,733	—
PIDA Townsend Road mortgage	101,262	—
First National Bank of Cody mortgage	110,212	56,046

Total current portion of long term debt	$629,435	$4,851,278

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

An additional $500,000 was financed through the Pennsylvania Department of Community and Economic Development Machinery and Equipment Loan Fund.  The Company is required to make equal payments for 60 months starting May 1, 2006 with interest of two and three quarter percent per annum.  As of June 30, 2011, this loan was repaid in full.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2011 and 2010 was 0.40% and 0.52%, respectively.

During the third and fourth quarters of Fiscal 2011, the Company negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo N.A. and the PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at June 30, 2011 was 3.14%.  The PIDA portion of the loan is for $2,000,000, bears an interest rate 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011. As of June 30, 2011, the Company was in compliance with the new financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 13, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2011, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts are due as follows:

Fiscal Year Ending	Amounts Payable
June 30,	to Institutions

2012	$629,435
2013	646,695
2014	668,320
2015	530,408
2016	542,978
Thereafter	4,804,095

$7,821,931

Note 9.   Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is still in its initial stages.  A mediation meeting was scheduled to take place in mid-December 2010, but Olive did not appear.  The Company is now moving forward with the arbitration proceeding. Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company has engaged Indian counsel and is actively defending that suit.

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

On July 21, 2010, Lannett Company, Inc. and its subsidiary, Cody Laboratories Inc., filed suit against the Department of Health and Human Services and the FDA challenging the FDA’s determination that Cody’s concentrated Morphine Sulfate Solution was a “new drug” for purposes of the Food, Drug, and Cosmetic Act. Cody and the Company were therefore required to obtain FDA approval before the companies could continue manufacturing, marketing, and selling the drug.   The Company and Cody sought a preliminary injunction to prevent the FDA from forcing them to remove the drug from the market as of July 24, 2010.  After a hearing, the request for preliminary injunction was denied.  On November 16, 2010, the Court dismissed the case, citing a lack of subject matter jurisdiction. The Company and Cody appealed the District Court ruling to the Tenth Circuit Court of Appeals, where briefing is complete and argument is scheduled for September 12, 2011.   However, on June 23, 2011, the FDA granted the Company and Cody’s New Drug Application (NDA), and thus concentrated Morphine Sulfate Solution may be sold under that approved NDA while questions of the validity of the FDA’s “new drug” determination are litigated on appeal.

Note 10.   Commitments

Leases

In June 2006, Lannett signed a lease agreement on a 66,000 square foot facility located on approximately seven acres in Philadelphia.  The Company purchased this building in October 2009 for approximately $3.8 million, plus the cost of fit out of approximately $2.0 million.  A significant portion of the purchase price and fit out costs were financed through a series of loans with Wells Fargo N.A. bank and a Pennsylvania state run development agency. These loans could not be put in place until all construction had been completed and a proper certificate of occupancy had been obtained, due to a requirement by the state run development agency.   Construction was substantially complete by June 30, 2010. A certificate of occupancy was obtained by September 2010. The financing was competed and funded in May 2011 — see Note 8 — Long-Term Debt. This new facility is being used for certain administrative functions, warehouse space, shipping and possibly additional manufacturing space in the future.

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 13.

Rental and lease expense for the years ended June 30, 2011, 2010 and 2009 was approximately $93,000, $156,000, and $449,000, respectively.

Contractual Obligations

The following table represents annual contractual obligations as of June 30, 2011:

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years

Long-Term Debt	$7,821,931	$629,435	$1,315,015	$1,073,386	$4,804,095
Operating Leases	61,075	40,600	20,475	—	—
Purchase Obligations	63,607,500	22,357,500	41,250,000	—	—
Interest on Obligations	1,859,876	259,514	459,501	381,090	759,771
Total	$73,350,382	$23,287,049	$43,044,991	$1,454,476	$5,563,866

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

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Martin P. Galvan, Vice President of Finance and Chief Financial Officer, Kevin Smith, Vice President of Sales and Marketing, William Schreck, Chief Operating Officer, Ernest Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer and Robert Ehlinger, Vice President of Logistics and Chief Information Officer.  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards, which are granted at the discretion of the Board of Directors, and in accordance with the Company’s policies regarding stock option and restricted stock grants.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives of between 18 months and three years.

Effective August 1, 2011, Keith R. Ruck, the former Vice President of Finance and Chief Financial Officer of the Company, separated his employment from the Company.  Mr. Ruck entered into a Separation Agreement and Release with the Company dated August 1, 2011, pursuant to which he will receive seven months base salary totaling $110,833, medical benefits and vesting of outstanding options and previously awarded restricted stock grants.

During the third quarter of Fiscal Year 2009, the Company’s then current Vice President of Finance, Treasurer, Secretary and Chief Financial Officer resigned.  As part of his separation agreement, the Company was obligated to pay to him approximately $670,000 to settle any outstanding obligations from his employment agreement, including any salary, bonus, vacation, stock options and medical benefits.  Of this amount, $300,440 was paid in Fiscal 2009 with $165,000 designated for the payment of pro rated bonus, and $11,440 was designated for the payment of accrued but unused paid time off.  As part of the settlement, $124,000 was designated as the portion of the settlement related to the repurchase of his outstanding stock options. The Company therefore charged this amount to Additional Paid in Capital, as it represents the fair value of the options repurchased on the repurchase date.  Additional payments totaling approximately $369,000 for severance and benefits were paid in Fiscal 2011 pursuant to the separation agreement.

Fiscal 2010 Bonus

The Company accrued approximately $4,812,000 of incentive compensation costs at June 30, 2010, of which approximately $3,421,000 was paid in cash during the first quarter of Fiscal 2011. The remaining $1,391,000 was expected to be paid in unrestricted shares of Company stock, and which shares were expected to vest immediately upon grant.  These shares were only to be granted upon the timely approval by the FDA of Lannett’s 505(b)(2) New Drug Application to manufacture and distribute its Morphine Sulfate Oral Solution product. The determination of the actual payment of this portion of the bonus was at the discretion of the CEO, dependent on the timing of the approval and the financial results of the Company dictated by the events surrounding the approval.  At the January 2011 meeting with the FDA regarding the status of the MS NDA, the FDA stated that it will need to inspect Lannett’s facilities as part of a PAI before it could give final approval on the MS NDA.  Due to the amount of time the Company believed it would take to complete this inspection and receive approval on the MS NDA and the resulting impact to the value of the Morphine Sulfate inventory and the related expiration dates, the CEO has determined that the adverse financial results surrounding the MS NDA approval necessitated cancellation of the remaining Fiscal 2010 bonus.  Therefore, the Company reversed the entire $1,391,000 remaining bonus accrual during the quarter ended December 31, 2010.

Note 11.   Common Stock Offering

The Company completed a secondary offering of its common stock in December 2010.  The initial offering of 2,500,000 shares was completed on December 17, 2010 and an over-allotment of 750,000 shares was exercised and closed on December 28, 2010.  Net proceeds of the combined offerings were approximately $14,950,000 after deducting underwriting, legal and accounting fees.

Note 12.  Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income is comprised of unrealized gains (losses) on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  There is no other comprehensive income (loss) attributable to the noncontrolling interest.  The components of comprehensive (loss) income and related taxes consisted of the following as of June 30, 2011, 2010 and 2009:

	For Fiscal Year Ended June 30,
	2011	2010	2009

Net (Loss) Income	$(276,900)	$8,008,028	$6,577,590
Foreign currency translation adjustments	(11,841)	33,923	—
Unrealized holding (loss) gain on securities	(14,920)	(23,304)	25,049
Tax effect	5,968	9,322	(10,020)

Total Other Comprehensive (Loss) Income	(20,793)	19,941	15,029

Total Comprehensive (Loss) Income	$(297,693)	$8,027,969	$6,592,619

Note 13. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in each of the June 30, 2011 and 2010 balance sheets are consolidated VIE assets of approximately $1.8 million and $1.9 million, respectively, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1.5 million and $1.6 million at June 30, 2011 and 2010, respectively.

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

Note 14.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.   Contributions to the Plan during the years ended June 30, 2011, 2010 and 2009 were approximately $393,000, $395,000, and $330,000, respectively.

Note 15.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of June 30, 2011, 271,895 shares have been issued under the ESPP.  Compensation expense of $57,466, $52,564, and $81,871was recognized in fiscal years 2011, 2010 and 2009, respectively, relating to the ESPP.

Note 16.   Income Taxes

The (benefit) provision for income taxes consists of the following for the fiscal years ended June 30:

	2011	2010	2009

Current Income Taxes
Federal	$(3,178,863)	$4,056,458	$1,074,723
State and Local Taxes	(132,833)	574,511	32,455
Total	(3,311,696)	4,630,969	1,107,178

Deferred Income Taxes
Federal	2,616,997	(795,969)	3,151,911
State and Local Taxes	233,131	978,044	(168,373)
Total	2,850,128	182,075	2,983,538
Total	$(461,568)	$4,813,044	$4,090,716

A reconciliation of the differences between the effective rates and federal statutory rates is as follows:

	2011	2010	2009

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local income tax, net	0.2%	3.7%	(0.4)%
Nondeductible expenses	(35.1)%	2.1%	2.3%
Change in valuation allowance	2.7%	(0.6)%	(0.7)%
Income tax credits	83.3%	(8.2)%	(1.6)%
Change in tax laws	—%	5.0%	—%
Change in state nexus position	(24.0)%	—%	—%
Other	4.7%	1.5%	4.7%
Income tax expense	65.8%	37.5%	38.3%

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

As of June 30, 2011 and 2010, temporary differences which give rise to deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Accrued expenses	$182,380	$474,679
Stock compensation expense	958,560	928,133
Unearned grant funds	33,277	186,653
Reserve for returns	1,901,219	2,016,324
Reserves for accounts receivable and inventory	3,173,340	3,485,512
Intangible impairment	9,089,400	10,324,148
State net operating loss	207,511	—
Federal net operating loss	1,093,056	1,093,056
Impairment on Cody note receivable	1,997,365	2,016,620
Accumulated amortization on intangible asset	2,117,199	2,017,657

	20,753,307	22,542,782
Valuation allowance	(1,997,365)	(2,016,620)
Total	18,755,942	20,526,162

Deferred tax liabilities:
Prepaid expenses	59,743	70,904
Property, plant and equipment	3,637,123	2,539,961
Other	74,695	33,576

Net deferred tax asset	$14,984,381	$17,881,721

On April 10, 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody.  As a result of the acquisition, the Company recorded deferred tax assets related to Cody’s federal net operation loss (NOL) carry forwards totaling approximately $3,774,000 at the date of acquisition with $1,902,000 expiring in 2026 and $1,872,000 in 2027.  At June 30, 2011, the remaining gross deferred tax asset is $3,214,870.  The income tax benefit associated with the NOL carry forwards has been recognized in accordance with Section 382 of the Internal Revenue Code of 1986.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Balance at June 30, 2009	$297,663
Additions for tax positions of the current year	24,295
Additions for tax positions of prior years	292,695
Reductions for tax positions of prior years	—
Settlements	(215,619)
Lapse of statute of limitations	—
Balance at June 30, 2010	$399,034

Additions for tax positions of the current year	39,749
Additions for tax positions of prior years	50,813
Reductions for tax positions of prior years	—
Settlements	(263,793)
Lapse of statute of limitations	(17,011)
Balance at June 30, 2011	$208,792

As of June 30, 2011 and 2010, the Company reported total unrecognized benefits of $208,792 and $399,034, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended June 30, 2011 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of June 30, 2011 and 2010. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

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

Note 17.   Related Party Transactions

The Company had sales of approximately $876,000, $679,000, and $786,000 during the fiscal years ended June 30, 2011, 2010 and 2009, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”). Jeffrey Farber (the “related party”), a board member and the son of the Chairman Emeritus of the Board of Directors and principal shareholder of the Company, William Farber, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $259,000 and $161,000 at June 30, 2011 and 2010, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $134,914 in fees and $18,905 in reimbursable expenses during Fiscal 2011 and $115,700 in fees and $16,803 in reimbursable expenses during Fiscal 2010.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its Bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2012. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 18.   Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 64%, 77% and 71% of the Company’s inventory purchases in Fiscal 2011, 2010 and 2009, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company.  The minimum quantity to be purchased in the first year of the agreement is $15.0 million.  Thereafter, the minimum quantity to be purchased increases by $1.0 million per year up to $24.0 million for the last year of the ten-year contract.  The Company has met the minimum purchase requirement for the first seven years of the contract, but there is no guarantee that the Company will be able to continue to do so in the future. If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of June 30, 2011, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, is very dependent on an uninterrupted supply of product from JSP.  Should there be an interruption in the supply of product from JSP for any reason, this event would have a material impact to the financial condition of Lannett.

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

Note 20. Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Fiscal 2011
Net Sales	$25,507,465	$25,892,483	$30,039,257	$25,395,927
Cost of Goods Sold	21,752,029	20,588,833	21,682,571	19,491,986
Gross Profit	3,755,436	5,303,650	8,356,686	5,903,941
Other Operating Expenses	7,042,561	6,109,492	4,532,200	6,630,409
Operating (Loss) Income	(3,287,125)	(805,842)	3,824,486	(726,468)
Other Income (Expense)	423,117	(1,757)	(70,581)	(57,198)
Income Tax (Benefit) Expense	(1,016,136)	(449,797)	1,393,909	(389,544)
Less net income attributable to noncontrolling interest	16,560	4,259	6,842	9,439
Net (Loss) Income — Lannett Company, Inc.	$(1,864,432)	$(362,061)	$2,353,154	$(403,561)
(Loss) Earnings Per Share — Lannett Company, Inc.
Basic	$(0.07)	$(0.01)	$0.09	$(0.02)
Diluted	$(0.07)	$(0.01)	$0.09	$(0.02)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Fiscal 2010
Net Sales	$33,760,023	$31,266,224	$28,716,713	$31,434,989
Cost of Goods Sold	22,428,694	20,868,954	20,639,735	19,900,759
Gross Profit	11,331,329	10,397,270	8,076,978	11,534,230
Other Operating Expenses	7,014,146	7,725,372	6,779,268	6,791,002
Operating Income	4,317,183	2,671,898	1,297,710	4,743,228
Other Expense	(57,124)	(42,310)	(62,199)	(47,314)
Income Tax Expense	1,288,071	527,327	1,169,996	1,827,650
Less net income attributable to noncontrolling interest	155,737	9,407	10,923	10,894
Net Income — Lannett Company, Inc.	$2,816,251	$2,092,854	$54,592	$2,857,370
Earnings Per Share — Lannett Company, Inc.
Basic	$0.11	$0.08	$0.00	$0.12
Diluted	$0.11	$0.08	$0.00	$0.11

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Fiscal 2009
Net Sales	$35,448,874	$28,761,316	$29,224,372	$25,567,653
Cost of Goods Sold	21,835,563	17,154,288	18,201,534	16,566,361
Gross Profit	13,613,311	11,607,028	11,022,838	9,001,292
Other Operating Expenses	9,722,714	9,434,449	8,489,249	6,817,188
Operating Income	3,890,597	2,172,579	2,533,589	2,184,104
Other (Expense) Income	(69,110)	2,537	(25,548)	(20,442)
Income Tax Expense	1,393,983	851,310	925,433	919,990
Less net income attributable to noncontrolling interest	6,968	9,324	9,546	17,507
Net Income — Lannett Company, Inc.	$2,420,536	$1,314,482	$1,573,062	$1,226,165
Earnings Per Share — Lannett Company, Inc.
Basic	$0.10	$0.05	$0.06	$0.05
Diluted	$0.10	$0.05	$0.06	$0.05

In the fourth quarter of Fiscal 2011, gross margins were 15%.  Gross margins in the fourth quarter of Fiscal 2011 were primarily impacted by product mix as well as under utilization of labor resources in our manufacturing process as compared to the previous quarters in Fiscal 2011.

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

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

Description	Balance at Beginning of Fiscal Year	Charged to (reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2011	$123,192	$381	$—	$123,573
2010	132,000	—	8,808	123,192
2009	207,151	(87,913)	(12,762)	132,000

Inventory Valuation
2011	$2,481,810	$4,585,243	$3,580,603	$3,486,450
2010	2,744,305	1,279,781	1,542,276	2,481,810
2009	1,642,668	2,004,403	902,767	2,744,305

Deferred Tax Asset Valuation Allowance
2011	$2,016,620	$(19,255)	$—	$1,997,365
2010	2,097,175	(80,555)	—	2,016,620
2009	2,314,498	(217,323)	—	2,097,175

Exhibit Index

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Incorporated by reference to Exhibit 10(af) to the Annual Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9 (Note A)	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10 (Note A)	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

10.11	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13	2007 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

Exhibit Number	Description	Method of Filing

10.16	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 8, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N. A.	Filed Herewith

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Filed Herewith

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith