Form 10-Q
period 2011-09-30
LANNETT CO INC
filed 2011-11-04
CIK 57725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of November 2, 2011
Common stock, par value $0.001 per share	28,373,612 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$17,518,514	$5,276,735
Investment securities	6,863,524	19,382,079
Trade accounts receivable (net of allowance of $123,573 and $123,573 respectively)	34,635,989	33,464,440
Inventories, net	26,474,801	26,902,521
Income taxes receivable	3,739,693	3,636,306
Deferred tax assets	4,715,949	4,537,881
Other current assets	1,598,045	941,902
Total Current Assets	95,546,515	94,141,864

Property, plant and equipment	56,197,069	54,516,229
Less accumulated depreciation	(25,529,042)	(24,586,448)
	30,668,027	29,929,781

Construction in progress	4,798,779	5,760,686
Intangible assets (product rights) - net of accumulated amortization	5,839,840	5,909,636
Deferred tax assets	9,953,652	10,446,500
Other assets	1,208,908	1,555,831
Total Assets	$148,015,721	$147,744,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$15,337,436	$18,377,782
Accrued expenses	1,127,202	1,354,095
Accrued payroll and payroll related	1,204,498	934,504
Line of credit	2,000,000	—
Current portion of long-term debt	632,206	629,435
Rebates, chargebacks and returns payable	14,350,303	13,564,395
Total Current Liabilities	34,651,645	34,860,211

Long-term debt, less current portion	7,067,236	7,192,496
Other long-term liabilities	977	2,417
Total Liabilities	41,719,858	42,055,124

Commitment and Contingencies, See notes 9 and 10

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued and outstanding, 28,446,673 and 28,403,946 shares, respectively	28,447	28,404
Additional paid in capital	97,807,543	97,082,360
Retained earnings	9,493,341	9,287,732
Noncontrolling interest	155,546	139,082
Accumulated other comprehensive income	20,448	23,899
	107,505,325	106,561,477
Less: Treasury stock at cost - 246,692 and 156,611 shares, respectively	(1,209,462)	(872,303)
TOTAL SHAREHOLDERS’ EQUITY	106,295,863	105,689,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,015,721	$147,744,298

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
	2011	2010

Net sales	$28,877,904	$25,395,927
Cost of sales	19,742,045	18,900,048
Amortization of intangible assets	468,196	448,667
Product royalties	51,624	143,271

Gross profit	8,616,039	5,903,941

Research and development expenses	2,426,483	2,042,369
Selling, general, and administrative expenses	4,744,513	4,600,681

Operating income (loss)	1,445,043	(739,109)

Other income (expense):
Foreign currency gain	5,006	2,415
Gain on sale of assets	7,000	—
Realized (loss) gain on investments	(172,859)	12,641
Unrealized loss on investments	(826,546)	—
Interest and dividend income	53,249	11,231
Interest expense	(77,004)	(70,844)
	(1,011,154)	(44,557)

Income (loss) before income tax expense (benefit)	433,889	(783,666)
Income tax expense (benefit)	211,816	(389,544)
Net income (loss)	222,073	(394,122)

Less net income attributable to noncontrolling interest	(16,464)	(9,439)

Net income (loss) attributable to Lannett Company, Inc.	$205,609	$(403,561)

Basic earnings (loss) per common share - Lannett Company, Inc.	$0.01	$(0.02)
Diluted earnings (loss) per common share - Lannett Company, Inc.	$0.01	$(0.02)

Basic weighted average number of shares	28,431,733	24,899,530
Diluted weighted average number of shares	28,686,644	24,899,530

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional				Accum. Other
	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Stock	Interest	Income	Equity

Balance, June 30, 2011	28,403,946	$28,404	$97,082,360	$9,287,732	$(872,303)	$139,082	$23,899	$105,689,174

Shares issued in connection with employee stock purchase plan	12,727	13	53,861	—	—	—	—	53,874
Share based compensation
Restricted stock	—	—	273,278	—	—	—	—	273,278
Stock options	—	—	388,567	—	—	—	—	388,567
Employee stock purchase plan	—	—	9,507	—	—	—	—	9,507
Shares issued in connection with restricted stock grant	30,000	30	(30)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(337,159)	—	—	(337,159)
Other comprehensive loss, net of income tax	—	—	—	—	—	—	(3,451)	(3,451)
Net income	—	—	—	205,609	—	16,464	—	222,073

Balance, September 30, 2011	28,446,673	$28,447	$97,807,543	$9,493,341	$(1,209,462)	$155,546	$20,448	$106,295,863

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2011	2010

OPERATING ACTIVITIES:
Net income (loss)	$222,073	$(394,122)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,417,790	1,219,508
Deferred tax expense	315,203	227,143
Stock compensation expense	671,352	493,486
Realized loss (gain) on investments	172,859	(12,641)
Unrealized loss on investments	826,546	—
Gain on sale of assets	(7,000)	—
Other noncash expenses (income)	2,750	7,722
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(1,171,549)	7,135,159
Inventories	427,720	(1,979,723)
Prepaid and income taxes payable	(103,387)	(1,977,873)
Prepaid expenses and other assets	(711,810)	344,055
Accounts payable	(3,040,346)	(517,207)
Accrued expenses	(226,893)	(965,319)
Rebates, chargebacks and returns payable	785,908	(1,889,804)
Accrued payroll and payroll related	269,994	(3,817,655)
Net cash used in operating activities	(148,790)	(2,127,271)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(725,933)	(2,462,969)
Proceeds from sale of property, plant and equipment	7,000	—
Purchases of investment securities	(4,284,423)	—
Proceeds from sale of investment securities	15,802,516	394,721
Net cash provided by (used in) investing activities	10,799,160	(2,068,248)

FINANCING ACTIVITIES:
Proceeds from issuance of stock	53,874	54,269
Purchase of treasury stock	(337,159)	(85,246)
Repayments of debt	(122,489)	(58,253)
Proceeds from line of credit	2,000,000	—
Net cash provided by (used in) financing activities	1,594,226	(89,230)

Effect of foreign currency rates on cash and cash equivalents	(2,817)	13,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,241,779	(4,271,094)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,276,735	21,895,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,518,514	$17,624,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$76,862	$100,856
Income taxes paid	$—	$1,361,186

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Note 2.  Summary of Significant Accounting Policies

Lannett Company, Inc., a Delaware corporation, and subsidiaries (the “Company” or “Lannett”), develop, manufacture, package, market, and distribute active pharmaceutical ingredients as well as pharmaceutical products sold under generic chemical names.  The Company manufactures solid oral dosage forms, including tablets and capsules, topical and oral solutions, and is pursuing partnerships and research contracts for the development and production of other dosage forms, including ophthalmic, nasal and parenterals products.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, as well as the consolidation of Cody LCI Realty, LLC, a variable interest entity.  See Note 15 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation - The local currency is the functional currency of its foreign subsidiary. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period-end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period. The resulting translation adjustment is recorded in a separate component of shareholders’ equity and changes to such are included in comprehensive income (loss). Exchange adjustments resulting from transactions denominated in foreign currencies are recognized in the consolidated statements of operations.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2011 and 2010:

For the three months ended September 30, 2011	Chargebacks	Rebates	Returns	Other	Total

Reserve Category
Reserve Balance as of June 30, 2011	$5,496,911	$2,925,477	$5,142,007	$—	$13,564,395
Actual credits issued related to sales recorded in prior fiscal years	(5,262,202)	(2,686,375)	(1,411,915)	(91,924)	(9,452,416)
Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(35,583)	72,023	—	91,924	128,364
Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	17,476,537	4,358,341	1,337,155	201,518	23,373,551
Actual credits issued related to sales recorded in Fiscal 2012	(11,118,388)	(1,943,685)	—	(201,518)	(13,263,591)
Reserve Balance as of September 30, 2011	$6,557,275	$2,725,781	$5,067,247	$—	$14,350,303

For the three months ended September 30, 2010	Chargebacks	Rebates	Returns	Other	Total

Reserve Category
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,112,838)	(2,558,582)	(1,151,174)	—	(9,822,594)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	11,960,878	3,776,169	2,987,308	1,663,371	20,387,726
Actual credits issued related to sales recorded in Fiscal 2011	(7,056,592)	(2,347,273)	(1,387,700)	(1,663,371)	(12,454,936)
Reserve Balance as of September 30, 2010	$5,073,575	$2,436,345	$5,849,688	$—	$13,359,608

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,564,395 at June 30, 2011 to $14,350,303 at September 30, 2011.  The increase in total reserves was mainly due to an increase in chargeback reserves related to sales to major wholesalers resulting in increased inventory levels at wholesaler distribution centers. The activity in the Other category for the three months ended September 30, 2011 includes shelf-stock, shipping, and other sales adjustments.

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

Investment Securities - The Company’s investment securities consist of certificates of deposit, equity securities and marketable debt securities, primarily U.S. government and agency obligations.  The Company’s certificates of deposit are classified as held-to-maturity, its equity securities are classified as trading and all of its marketable debt securities are classified as available-for-sale. Available-for-sale and trading investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded on the consolidated statements of operations.  For available-for-sale investments, unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established.  There were no securities determined by management to be other-than-temporarily impaired during the three months ended September 30, 2011 or the fiscal year ended June 30, 2011.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development expenses are charged to operations as incurred.

Other Assets - As of July 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and received FDA approval on the submission in June 2011.  The filing fee related to this application totaled $1,405,500 and was initially recorded within other current assets on the consolidated balance sheets because part or all of this fee was thought to be refundable.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to finalize and issue its Establishment Inspection Report for the February 2011 inspection of Lannett’s facilities before it could give final approval on the MS NDA.  Additionally, the Company corresponded with the FDA in March 2011 regarding whether any of the fee is refundable.  The FDA’s response was that all of the filing fee was not refundable, but the Company awaits a final decision from the FDA.

As of June 30, 2011, the Company received approval on the MS application, but it has not received final determination on whether any of the fee is refundable. The Company’s position is that the value related to the part of the fee that is not refunded is the cost of getting regulatory approval for its MS product and that this value should be properly recorded as an intangible asset based upon approval and amortized over the product’s estimated useful life upon shipment of the product.  The revenues and gross profit margins attained by the Company when it was previously selling its MS product currently substantiate its value as an intangible asset.  As of September 30, 2011, the Company has restarted shipments of the MS product.  As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398,400 determined based upon a third party analysis was reclassified to intangible assets upon shipment of the product which commenced in August 2011.

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

In April 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody. The consideration for the April 2007 acquisition was approximately $4,438,000, which represented the fair value of the tangible net assets acquired. The agreement also required Lannett to issue to the sellers up to 120,000 shares of unregistered common stock of the Company contingent upon the receipt of a license from a regulatory agency.  This license was subsequently received in July 2008 and triggered the payment of 105,000 shares (87.5% of the 120,000 shares to be issued as the Company already owned 12.5% of Cody) of Lannett stock to the former owners of Cody Labs, which was completed in October 2008.  Therefore, the Company recorded an intangible asset related to the acquisition of a drug import license in the original amount of $581,175 and recorded a corresponding deferred tax liability of approximately $150,700 due to the non-deductibility of the amortization for tax purposes.  The Company has assigned a 15 year life to this intangible asset based on average life cycles of Lannett products.

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

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  The Company began shipping one of these product lines in October 2010.  Accordingly, the Company allocated $325,000 of the purchase price to this product line, based on the relative fair market values of the acquired ANDAs, which is being amortized on a straight line basis over its 15 year estimated product life. It is expected that the Company will be able to produce one of the other product lines by the first half of the fiscal year ended June 30, 2013.  Since it has no current plans to manufacture the third product line acquired under these new ANDAs, the Company wrote off the purchase price that was allocated to that product line during the fourth quarter of Fiscal 2011 which amounted to $26,000.  Amortization will begin on the remaining $149,000 when the Company starts shipping this product.

An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of September 30, 2011 and June 30, 2011, no impairment existed with respect to these non-amortized assets.

As of July 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a MS NDA in February 2010 and received FDA approval on the submission in June 2011.  As of September 30, 2011, the Company has restarted shipments of the MS product, but it has not received final determination on whether any of the MS NDA filing fee is refundable. As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398,400 determined based upon a third party analysis was reclassified to intangible assets upon shipment of the product which commenced in August 2011.

Amortization began upon shipment of the product in August 2011 over the products estimated 15 year remaining useful life.  Amortization will be adjusted prospectively once the nonrefundable amount is finalized.  See “Other Assets” above.

For the three months ended September 30, 2011 and 2010, the Company incurred amortization expense of approximately $468,000 and $458,000, respectively.  As of September 30, 2011 and June 30, 2011, accumulated amortization totaled approximately $11,802,000 and $11,334,000, respectively.

Future annual amortization expense consists of the following as of September 30, 2011:

Fiscal Year Ending June 30,	Annual Amortization Expense
2012	$1,411,229
2013	1,881,639
2014	1,435,472
2015	96,972
2016	96,972
Thereafter	768,556
$5,690,840

The amounts above do not include the non-amortized product line covered by the ANDAs purchased in August 2009 for $149,000 as amortization will begin when the Company starts shipping this product.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the three months ended September 30, 2011 and 2010 was approximately $15,000 and $19,000, respectively.

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

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
Medical Indication	2011	2010

Migraine Headache	$1,611,757	$2,525,019
Prescription Vitamin	—	868,824
Cardiovascular	2,510,350	3,275,600
Thyroid Deficiency	13,034,104	10,336,124
Antibiotic	1,679,028	1,381,478
Pain Management	5,309,515	2,899,884
Glaucoma	1,031,839	637,631
Gallstone Prevention	1,300,141	1,374,894
Obesity	547,420	866,533
Other	1,853,750	1,229,940

Total	$28,877,904	$25,395,927

Concentration of Market and Credit Risk - The following table identifies certain of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, which accounted for greater than 10% of net sales in either of the three month periods ended September 30, 2011 and 2010, respectively.

	2011	2010

Product 1	45%	41%
Product 2	12%	4%
Product 3	9%	13%

The following table identifies certain of the Company’s customers which accounted for greater than 10% of net sales in either of the three month periods ended September 30, 2011 and 2010, respectively.

	2011	2010

Customer A	21%	22%
Customer B	12%	13%
Customer C	11%	5%

At September 30, 2011, four customers accounted for 71% of the Company’s accounts receivable balances. At June 30, 2011, four customers accounted for 69% of the Company’s accounts receivable balances.   Credit terms are offered to customers based on evaluations of the customers’ financial condition. Generally, collateral is not required from customers.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts remaining outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At September 30, 2011, the Company had four stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At September 30, 2011, there were 2,754,715 options outstanding.  Of those, 1,650,084 were options issued under the 2006 LTIP, 899,398 were issued under the 2003 Plan, and 205,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 58,658 shares under options having already been exercised under that plan since its inception, leaving a balance of 166,944 shares in that plan for future issuances.  2,500,000 shares were authorized to be issued under the 2006 LTIP, with 158,500 shares under options having already been exercised under that plan since its inception.  At September 30, 2011, there were 148,344 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 521,011 shares having already vested under that plan since its inception.  At September 30, 2011, a balance of 22,061 shares is available in the 2006 LTIP for future issuances.

In January 2011, the shareholders of the Company approved a new stock option and restricted stock award plan, the 2011 LTIP, which authorized 1,500,000 new shares of common stock for future issuances under this plan.  As of September 30, 2011, no shares have been issued under this plan.

During the three months ended September 30, 2011, the Company awarded 30,000 shares of restricted stock to non-management Board members under the 2006 LTIP which vested immediately.  Stock compensation expense of $106,500 was recognized during the three months ended September 30, 2011, related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 237,500 shares of restricted stock to management employees under the 2006 LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $166,778 and $144,787 was recognized during the three months ended September 30, 2011 and 2010, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock to management employees under the 2006 LTIP, of which 74,464 of these shares vested 100% on January 1, 2008, and the remainder vested in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $29,968 was recognized during the three months ended September 30, 2010 related to these shares of restricted stock.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the three months ended September 30:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2012	FY 2012	FY 2011	FY 2011
Risk-free interest rate	0.3%	0.1%	—%	—%
Expected volatility	63.6%	63.9%	—%	—%
Expected dividend yield	—%	—%	—%	—%
Forfeiture rate	7.50%	7.50%	—%	—%
Expected term	5.2 years	5.1 years	n/a	n/a
Weighted average fair value at date of grant	$1.99	$1.94	$—	$—

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  We use historical information to estimate expected term within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using the straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended
	September 30,
	2012	2011
Stock based compensation
Stock options	$388,567	$306,232
Employee stock purchase plan	9,507	12,499
Restricted stock	273,278	174,755
Tax benefit at statutory rate	37,514	31,467

Options outstanding that have vested and are expected to vest as of September 30, 2011 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,537,584	$7.80	$108,187	4.8
Options expected to vest	1,088,884	$4.65	$304,393	9.3
Total vested and expected to vest	2,626,468	$6.49	$412,580	6.6

A summary of nonvested restricted stock award activity as of September 30, 2011 and changes during the three months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value

Nonvested at July 1, 2011	155,011	$1,075,776
Granted	30,000	106,500
Vested	(36,667)	(152,769)
Forfeited	—	—
Nonvested at September 30, 2011	148,344	$1,029,507

A summary of award activity under the Plans as of September 30, 2011 and 2010, and changes during the three months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2011	1,195,716	$6.19			749,597	$9.77
Granted	701,685	$3.52			118,815	$3.65
Exercised	—	$—			—	$—
Forfeited, expired or repurchased	(11,098)	$5.66			—	$—
Outstanding at September 30, 2011	1,886,303	$5.20	$396,382	7.6	868,412	$8.93	$62,521	5.0

Outstanding at September 30, 2011 and not yet vested	1,035,585	$4.54	$319,781	9.3	181,546	$4.79	$—	9.3
Exercisable at September 30, 2011	850,718	$6.00	$76,601	5.5	686,866	$10.03	$31,586	3.9

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2010	1,309,254	$6.11			749,597	$9.77
Granted	—	$—			—	$—
Exercised	—	$—			—	$—
Forfeited, expired or repurchased	—	$—			—	$—
Outstanding at September 30, 2010	1,309,254	$6.11	$353,362	7.3	749,597	$9.77	89,926	5.2

Outstanding at September 30, 2010 and not yet vested	599,953	$6.45	112,533	8.9	152,658	$6.99	—	9.1
Exercisable at September 30, 2010	709,301	$5.83	$240,829	5.9	596,939	$10.48	89,926	4.2

Options with a fair value of $1,806,203 vested during the three months ended September 30, 2011.  As of September 30, 2011, there was $2,318,719 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.  The Company issues new shares when stock options are exercised.

Earnings (Loss) per Common Share — A dual presentation of basic and diluted earnings (loss) per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic earnings (loss) per share to diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.  Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings (loss) per share follows:

	Three Months Ended September 30,
	2011		2010
	Net Income Attirbutable to Lannett	Shares	Net Loss Attirbutable to Lannett	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic earnings (loss) per share factors	$205,609	28,431,733	$(403,561)	24,899,530

Effect of potentially dilutive option and restricted stock plans	—	254,911	—	—

Diluted earnings (loss) per share factors	$205,609	28,686,644	$(403,561)	24,899,530

Basic earnings (loss) per share	$0.01		$(0.02)
Diluted earnings (loss) per share	$0.01		$(0.02)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three months ended September 30, 2011 and 2010 were 1,575,133 and 2,296,351, respectively.

Note 3.  New Accounting Standards

In January 2010, the FASB issued authoritative guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The authoritative guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This update did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This authoritative guidance must be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

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

Inventories consist of the following:

	September 30, 2011	June 30, 2011

Raw materials	$10,306,775	$11,810,564
Work-in-process	3,276,140	2,430,108
Finished goods	11,825,203	11,636,942
Packaging supplies	1,066,683	1,024,907
	$26,474,801	$26,902,521

The preceding amounts are net of excess and obsolete inventory reserves of $1,879,740 and $3,486,450 at September 30, 2011 and June 30, 2011, respectively.

Recently, the FDA increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products. GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.” Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 act, the 1938 act or the 1962 amendments to the act.”  Efforts have included granting market exclusivity to approved GRASE or Grandfathered products and issuing notices to discontinue marketing certain products to companies currently producing these products.  Lannett currently manufactures and markets several products that are considered Grandfathered products, including Morphine Sulfate Oral Solution.  The Company is currently litigating the issue of Grandfathered drugs with the FDA.  The FDA is currently undertaking activities to force all companies who manufacture Morphine Sulfate Oral Solution to file applications and seek approval for this product or remove their product from the market.

Although the Company received FDA approval to begin selling Morphine Sulfate Oral Solution in June 2011, the Company had approximately $2,063,000 of Morphine Sulfate Oral Solution finished goods inventory value which was fully reserved as of June 30, 2011 and subsequently scrapped during the first quarter of Fiscal 2012.  Lannett also has approximately $544,000 of net inventory value at September 30, 2011 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended September 30, 2011 and 2010 was approximately $950,000 and $762,000, respectively.

Property, plant and equipment consist of the following:

		September 30,	June 30,
	Useful Lives	2011	2011
Land	—	$1,350,499	$1,350,499
Building and improvements	10 - 39 years	25,502,673	25,476,506
Machinery and equipment	5 - 10 years	28,111,915	26,555,033
Furniture and fixtures	5 - 7 years	1,231,982	1,134,191
		$56,197,069	$54,516,229
Accumulated depreciation		(25,529,042)	(24,586,448)
		$30,668,027	$29,929,781

Note 6.  Investment Securities

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 investment securities as of September 30, 2011 or June 30, 2011.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

September 30, 2011

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	179,507	1,971	—	181,478

Trading
Equity securities	7,376,773	—	(694,727)	6,682,046

Total	$7,556,280	$1,971	$(694,727)	$6,863,524

June 30, 2011

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	179,507	3,028	—	182,535

Trading
Equity securities	7,067,677	131,819	—	7,199,496

Held-to -Maturity
Certificates of Deposit	12,000,048	—	—	12,000,048

Total	$19,247,232	$134,847	$—	$19,382,079

The amortized cost and fair value of the Company’s investment securities by contractual maturity at September 30, 2011 and June 30, 2011 are summarized as follows:

	September 30, 2011		June 30, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$7,556,280	$6,863,524	$19,247,232	$19,382,079
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total investment securities	7,556,280	6,863,524	19,247,232	19,382,079
Less current portion	7,556,280	6,863,524	19,247,232	19,382,079

Long term investment securites	$—	$—	$—	$—

The Company uses the specific identification method to determine the cost of securities sold. For the three months ended September 30, 2011, the Company had losses on investments of $999,405, of which $172,859 was realized losses and $826,546 was unrealized losses.  For the three months ended September 30, 2010, the Company had realized gains of $12,641.

As of September 30, 2011 and June 30, 2011, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of September 30, 2011, there were no individual securities in a continuous unrealized loss position.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at September 30, 2011 and June 30, 2011, respectively). Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at September 30, 2011 and June 30, 2011.  As of September 30, 2011 and June 30, 2011, the Company had $995,000 and $2,995,000, respectively, of availability under this line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of September 30, 2011, the Company was in compliance with the financial covenants under the agreement. The line of credit expires on March 31, 2012.

Note 8.  Long-Term Debt

Long-term debt consists of the following:

	September 30,	June 30,
	2011	2011
Pennsylvania Industrial Development Authority loan	836,947	856,549
Tax-exempt bond loan (PAID)	425,000	425,000
Wells Fargo N.A. Townsend Road mortgage	2,971,111	3,022,046
PIDA Townsend Road mortgage	1,975,039	2,000,000
First National Bank of Cody mortgage	1,491,345	1,518,336

Total debt	7,699,442	7,821,931
Less current portion	632,206	629,435

Long term debt	$7,067,236	$7,192,496

Current Portion of Long Term Debt

	September 30, 2011	June 30, 2011
Pennsylvania Industrial Development Authority loan	79,775	79,228
Tax-exempt bond loan (PAID)	135,000	135,000
Wells Fargo N.A. Townsend Road mortgage	203,733	203,733
PIDA Townsend Road mortgage	102,214	101,262
First National Bank of Cody mortgage	111,484	110,212

Total current portion of long term debt	$632,206	$629,435

The Company financed $1,250,000 through the Pennsylvania Industrial Development Authority (PIDA).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2011 and June 30, 2011 was 0.36% and 0.40%, respectively.

During the third and fourth quarters of Fiscal 2011, the Company negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo N.A. and the PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at September 30, 2011 and June 30, 2011 was 3.17% and 3.14%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate

3.75% and matures in 15 years.  Both loans closed and were funded in May 2011. As of September 30, 2011, the Company was in compliance with the financial covenants under the loan agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 15, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2011 and June 30, 2011, the effective rate was 4.65% and 4.50%, respectively.  The mortgage is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ending September 30 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2012	$632,206
2013	509,331
2014	521,603
2015	533,820
2016	546,533
Thereafter	4,955,949

$7,699,442

Note 9.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is still in its initial stages.  A mediation meeting was scheduled to take place in mid-December 2010, but Olive did not appear.  The Company is now moving forward with the arbitration proceeding. Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company has engaged Indian counsel and is actively defending that suit.  On October 13, 2011 the Indian court dismissed the lawsuit brought by Olive.

On July 21, 2010, Lannett Company, Inc. and its subsidiary, Cody Laboratories Inc., filed suit against the Department of Health and Human Services and the FDA challenging the FDA’s determination that Cody’s concentrated Morphine Sulfate Solution was a “new drug” for purposes of the Food, Drug, and Cosmetic Act. Cody and the Company were therefore required to obtain FDA approval before the companies could continue

manufacturing, marketing, and selling the drug.   The Company and Cody sought a preliminary injunction to prevent the FDA from forcing them to remove the drug from the market as of July 24, 2010.  After a hearing, the request for preliminary injunction was denied.  On November 16, 2010, the Court dismissed the case, citing a lack of subject matter jurisdiction. The Company and Cody appealed the District Court ruling to the Tenth Circuit Court of Appeals, where briefing is complete and argument was scheduled for September 12, 2011.   However, on June 23, 2011, the FDA granted the Company and Cody’s New Drug Application (NDA), and thus concentrated Morphine Sulfate Solution may be sold under that approved NDA while questions of the validity of the FDA’s “new drug” determination are litigated on appeal.

Note 10.   Commitments

Leases

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.   See Note 15.

Rental and lease expense for the three months ended September 30, 2011 and 2010 was approximately $28,000 and $22,000, respectively.

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

Note 11.  Comprehensive Income

The Company’s other comprehensive (loss) income is comprised of unrealized losses on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  There is no other comprehensive income (loss) attributable to the noncontrolling interest.

The components of comprehensive (loss) income and related taxes consisted of the following:

	For the Three Months Ended September 30,
	2011	2010

Net income (loss)	$222,073	$(394,122)
Foreign currency translation adjustments	(2,817)	13,655
Unrealized holding loss on securities	(1,057)	(9,598)
Tax effect	423	3,839

Total Other Comprehensive (Loss) Income	(3,451)	7,896

Total Comprehensive (Loss) Income	$218,622	$(386,226)

Note 12.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2011 and 2010 were $84,000 and $140,000, respectively.

Note 13.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of September 30, 2011, 284,622 shares have been issued under the ESPP.  Compensation expense of $9,507 and $12,499 relating to the ESPP was recognized for the three months ended September 30, 2011 and 2010, respectively.

Note 14.  Income Taxes

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

The provision for federal, state and local income taxes for the three months ended September 30, 2011 and 2010 was tax expense (benefit) of $211,816 and ($389,544), respectively, with effective tax rates of 49% and 50%, respectively. The effective tax rate for the three months ended September 30, 2011 was consistent with the effective rate compared to the three months ended September 30, 2010 due primarily to nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2012. The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2012.

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

As of September 30, 2011 and June 30, 2011, the Company reported total unrecognized tax benefits of $228,666 and $208,792, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2011 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2011 and June 30, 2011. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2008 and prior generally are no longer subject to review as such years generally are closed. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 15. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the September 30, 2011 and June 30, 2011 balance sheets are consolidated VIE assets of approximately $1.8 million and $1.8 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.5 million and $1.5 million at September 30, 2011 and June 30, 2011, respectively.

Cody LCI Realty LLC (“Realty”) is the only VIE that is consolidated.  Realty had been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 joint venture with a former shareholder of Cody.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE.  The risks associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $20,000 per month effective October 2009, when the lease increased from $15,000 per month.  All intercompany rent expense and income is eliminated upon consolidation with Cody.  The Company is not involved in any other VIE.

Note 16.  Related Party Transactions

The Company had sales of approximately $181,000 and $177,000 during the three months ended September 30, 2011 and 2010, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber (the “related party”), who is a current board member and the son of William Farber, the Chairman Emeritus of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $250,000 and $259,000 at September 30, 2011 and June 30, 2011, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

Lannett Company, Inc. paid a management consultant who is related to Mr. Bedrosian $25,200 in fees during the three months ended September 30, 2011 and $37,100 in fees during the three months ended September 30, 2010.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2012. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 17.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 59% and 56% of the Company’s inventory purchases during the three months ended September 30, 2011 and 2010, respectively.  In March 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of September 30, 2011, JSP has not exercised the nomination provision of the agreement.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2011 and 2010:

For the three months ended September 30, 2011	Chargebacks	Rebates	Returns	Other	Total

Reserve Category
Reserve Balance as of June 30, 2011	$5,496,911	$2,925,477	$5,142,007	$—	$13,564,395
Actual credits issued related to sales recorded in prior fiscal years	(5,262,202)	(2,686,375)	(1,411,915)	(91,924)	(9,452,416)
Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(35,583)	72,023	—	91,924	128,364
Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	17,476,537	4,358,341	1,337,155	201,518	23,373,551
Actual credits issued related to sales recorded in Fiscal 2012	(11,118,388)	(1,943,685)	—	(201,518)	(13,263,591)
Reserve Balance as of September 30, 2011	$6,557,275	$2,725,781	$5,067,247	$—	$14,350,303

For the three months ended September 30, 2010	Chargebacks	Rebates	Returns	Other	Total

Reserve Category
Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$—	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,112,838)	(2,558,582)	(1,151,174)	—	(9,822,594)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	—	—	—	—
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	11,960,878	3,776,169	2,987,308	1,663,371	20,387,726
Actual credits issued related to sales recorded in Fiscal 2011	(7,056,592)	(2,347,273)	(1,387,700)	(1,663,371)	(12,454,936)
Reserve Balance as of September 30, 2010	$5,073,575	$2,436,345	$5,849,688	$—	$13,359,608

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,564,395 at June 30, 2011 to $14,350,303 at September 30, 2011.  The increase in total reserves was mainly due to an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers. The activity in the Other category for the three months ended September 30, 2011 includes shelf-stock, shipping, and other sales adjustments.

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

The rate of credits issued is monitored by the Company at least on a quarterly basis.  The Company may change the estimate of future reserves based on the amount of credits processed, or the rate of sales made to indirect customers.   The increase of reserves to $14,350,303 at September 30, 2011 from $13,564,395 at June 30, 2011 is due to the timing of credits being processed by the customers and by the Company as well as increased sales.  Approximately $9,452,415 or 70% of the reserve balance from June 30, 2011 has been processed through the first three months of Fiscal 2012. Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The following table shows the results of these calculations as of the relevant periods:

	9/30/11	6/30/11	9/30/10
DSO (in days)	59	64	63

The level of DSO at September 30, 2011 is consistent with the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

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

Consolidation of Variable Interest Entity — The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the September 30, 2011 and June 30, 2011 balance sheets are consolidated VIE assets of approximately $1.8 million and $1.8 million, respectively, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.5 million and $1.5 million at September 30, 2011 and June 30, 2011, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

Results of Operations - Three months ended September 30, 2011 compared with three months ended September 30, 2010

Net sales for the three months ended September 30, 2011 (“Fiscal 2012”) increased 14% to $28,878,000 from $25,396,000 for the three months ended September 30, 2010 (“Fiscal 2011”). The following factors contributed to the $3,482,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Cardiovascular	5%	-28%
Glaucoma	23%	39%
Gallstone Prevention	35%	-40%
Obesity	-28%	-9%
Antibiotics	45%	-23%
Prescription Vitamins	-100%	—%
Thyroid Deficiency	22%	4%
Pain Management	45%	39%
Migraine Headache	-29%	-7%

Sales of drugs used in the treatment of thyroid deficiency increased by approximately $2,698,000 for the three months ended September 30, 2011 compared to September 30, 2010 primarily as a result of increased sales volume to one of our major retail customers.  Sales of drugs used for pain management increased $2,410,000 for the three months ended September 30, 2011 compared to September 30, 2010. The increase in sales of pain management drugs was due mainly to additional volume of C-Topical Solution shipped to wholesale distributors as well as a price increase. The Company also commenced shipments of Morphine Sulfate Oral Solution in the first quarter of fiscal year 2012 based on its June 2011 FDA approval which contributed to the overall increase in pain management sales.  Additional sales can also be attributed to drugs used for the treatment of Parkinson’s disease and Glaucoma which increased $479,000 and 394,000, respectively.  The overall increase in sales was partially offset by a decrease in sales of drugs for cardiovascular treatment by approximately $765,000 for the three months ended September 30, 2011 compared to September 30, 2010 mainly due to a competitive price reduction during the second quarter of FY 2011 in order to retain one of our major customers.  Net sales of our prescription vitamins also decreased by approximately $868,000 due to the settlement agreement reached with KV on December 15, 2010 which required the Company to cease selling products covered by the licensed patents.  Sales of drugs used for the treatment of migraine headaches decreased by approximately $913,000 for the three months ended September 30, 2011 compared to September 30, 2010 primarily as a result of decreased volumes to both chain drug stores and wholesale distributors.

The Company sells its products to customers in various categories.  The table below identifies the Company’s approximate net sales to each category for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
Customer Category	2011	2010

Wholesaler/ Distributor	$16,150,432	$12,717,801
Retail Chain	11,674,503	11,723,595
Mail-Order Pharmacy	1,052,969	954,531

Total	$28,877,904	$25,395,927

The sales to wholesaler/distributor increased primarily as a result of the increase in sales of pain management products discussed above, partially offset by a decrease in demand for migraine headache products for which the company is no longer the primary supplier.  The sales to retail chains was essentially unchanged as increased volumes of drugs used in the treatment of thyroid deficiency were offset by lower volumes of drugs used for the treatment of migraine headaches, in addition to the discontinuation of sales of prescription vitamins as a result of the agreement reached with KV which required the Company to cease selling products covered by the licensed patents as discussed above.

Cost of sales for the first quarter increased 4% to $20,262,000 in Fiscal 2012 from $19,492,000 in Fiscal 2011.  The increase reflected the impact of the 14% increase in sales, a change in the mix of products sold primarily related to pain management products, as well as overall improvements in manufacturing processes.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first quarter of Fiscal 2012 and Fiscal 2011 were 30% and 23%, respectively. Gross profit percentage increased due to the overall increase in sales described above, a change in the mix of products sold primarily related to pain management products, in addition to overall improvements in manufacturing processes.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first quarter increased 19% to 2,426,000 for Fiscal 2012 from $2,042,000 for Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period as partially offset by a decrease in costs related to biostudies as a result of the timing of milestone achievements for costs of products in development.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the first quarter increased 3% to $4,745,000 in Fiscal 2012 from $4,601,000 in Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period as partially offset by a decrease in legal costs incurred in Fiscal 2011 related to the litigation with the FDA regarding the status of Grandfathered products, including our Morphine Sulfate Oral solution.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the first quarter of Fiscal 2012 totaling $77,000 remained relatively flat compared to $71,000 in Fiscal 2011.   Interest and dividend income in the first quarter increased to $53,000 in Fiscal 2012 from $11,000 in Fiscal 2011 due to higher dividends earned on larger investment securities balances.  The Company recorded losses on trading investment securities during the first quarter of Fiscal 2012 totaling $999,405, of which $826,546 was unrealized losses and $172,859 was realized losses.

The Company recorded income tax expense in the first quarter of 2012 of $212,000 compared to an income tax benefit of $390,000 in the first quarter of Fiscal 2011. The effective tax rate for the three months ended September 30, 2011 was 49%, compared to 50% for the three months ended September 30, 2010.  The effective tax rate for the three months ended September 30, 2011 was consistent with the effective rate compared to the three months ended September 30, 2010 due primarily to nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2012.  The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2012.

The Company reported a net income attributable to Lannett of approximately $206,000 in the first quarter of Fiscal 2012, or $0.01 basic and diluted earnings per share, as compared to net loss attributable to Lannett of approximately $404,000 in the first quarter Fiscal 2011, or $0.02 basic and diluted loss per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2011, working capital was $61,902,000 as compared to $59,282,000 at June 30, 2011, an increase of $2,620,000.

Net cash used in operating activities of $149,000 in the first three months of Fiscal 2012 reflected net income of $222,000, after adjusting for non-cash items of $3,399,000, as well as cash used by changes in operating assets and liabilities of $3,770,000  Significant changes in operating assets and liabilities are comprised of:

•                  An increase in trade accounts receivable of $1,172,000 primarily as a result of increased sales in the first quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011.

•                  A decrease in inventories of $428,000 primarily due to the timing of fulfillment of customer back orders in addition to increased sales in the first quarter of Fiscal 2012.

•                  An increase in prepaid expenses and other current assets of $712,000 primarily related to annual filings fees paid to the FDA.

•                  A decrease in accounts payable of $3,040,000 due to the timing of payments at the end of the quarter.

•                  An increase in rebates, chargebacks and returns payable of $786,000 primarily due to an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers.

Net cash provided by investing activities of $10,799,000 for the three months ended September 30, 2011 is mainly the result of proceeds of $15,803,000 from the sale of investment securities partially offset by purchases of investment securities of $4,284,000 and purchases of property, plant and equipment of $726,000.

Net cash provided by financing activities of $1,594,000 for the three months ended September 30, 2011 was primarily due to proceeds from the drawdown on the line of credit totaling $2,000,000.  Partially offsetting these proceeds were scheduled debt repayments of $122,000.  Additional financing activities included the purchase of shares of treasury stock totaling $337,000 as partially offset by proceeds from the issuance of stock related to employee stock plans of $54,000.

Long-term debt amounts due, for the twelve month periods ended September 30, 2011 are as follows:

Twelve	Amounts Payable
Month Periods	to Institutions

2012	$632,206
2013	509,331
2014	521,603
2015	533,820
2016	546,533
Thereafter	4,955,949

$7,699,442

The Company has a $3,000,000 line of credit from Wells Fargo, N. A., formerly Wachovia Bank, N.A. (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at September 30, 2011 and June 30, 2011, respectively). Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at September 30, 2011 and June 30, 2011.  As of September 30, 2011 and June 30, 2011, the Company had $995,000 and $2,995,000, respectively, of availability under this line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of September 30, 2011, the Company was in compliance with the financial covenants under the agreement. The line of credit expires on March 31, 2012.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $836,947 outstanding as of September 30, 2011 with $79,775 currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2011 and June 30, 2011 was 0.36% and 0.40%, respectively.  At September 30, 2011, the Company has $425,000 outstanding on the Authority loan, of which $135,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At September 30, 2011, no portion of the letter of credit has been utilized.

The Company negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo N.A. and the PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at September 30, 2011 and June 30, 2011 was 3.17% and 3.14%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  At September 30, 2011, the Company has $2,971,111 outstanding on the Wells Fargo portion of the loan, of which $203,733 is classified as currently due. The PIDA Loan has $1,975,039 outstanding as of September 30, 2011 with $102,214 currently due. As of September 30, 2011, the Company was in compliance with the financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See note 15 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2011, $1,491,345 is outstanding under the mortgage loan, of which $111,484 is classified as currently due with a rate of 4.65%. The mortgage is collateralized by the land and building.

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

Starting in the third quarter of Fiscal 2011, Lannett is no longer marketing its OB Natal One product as the terms of the March 2009 settlement with KV Pharmaceuticals required, and was confirmed in our December 2010 settlement with KV, that Lannett suspend sales of this product by December 31, 2010.  Additionally, the Company has had difficulty marketing its Oxycodone HCL Solution product starting in the third quarter of Fiscal 2011 due to the current delay by the DEA to grant additional manufacturing quota to Cody Labs for its production.  Both of these products combined contributed approximately $7.0 million in revenue in Fiscal 2010 and $6.4 million in Fiscal 2011.  The loss of these products will have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

The Company has several drug products under development.  These products are all orally-administered, topical, or parenteral products designed to be generic equivalents to brand named innovator drugs.  The Company’s developmental drug products are intended to treat a diverse range of indications.  As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market.  These ANDAs are dormant on the Company’s records.  Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it.  If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug.  The Company would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.   Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA. Recently, the FDA has announced that it will prioritize its review of 3,800 Chemistry Manufacturing and Control (“CMC”) supplements in order to make progress on reviewing a backlog of over 2,200 ANDAs.  This could negatively impact the sales of existing products.

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

Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area. The sale of pain management products approximated 11% of Net Sales for the year Fiscal 2010 and 14% of Net Sales for the Fiscal 2011.  Due to the FDA’s actions against Morphine Sulfate Oral Solution and a slow down in the demand for one other product that is manufactured at Cody, Lannett incurred a decrease in the percentage of sales related to pain management products during Fiscal 2011. Since the Company received the FDA approval for its 505(b)(2) New Drug Application for Morphine Sulfate Oral Solution in June 2011, the Company expects the portion of net sales related to pain management products to increase again.  The sale of pain management products approximated 18% of Net Sales for the first quarter of Fiscal 2012.

In addition to the efforts of its internal product development group, Lannett has contracted with several outside firms for the formulation and development of several new generic drug products.  These outsourced R&D products are at various stages in the development cycle — formulation, analytical method development and testing and manufacturing scale-up.  These products are orally-administered solid dosage products, topical, or parenterals intended to treat a diverse range of medical indications.  We intend to ultimately transfer the formulation technology and manufacturing process for most of these R&D products to our own commercial manufacturing sites.  The Company initiated these outsourced R&D efforts to complement the progress of its own internal R&D efforts.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo that bears interest at the prime interest rate less 0.25% (3.0% at September 30, 2011 and June 30, 2011, respectively). Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at September 30, 2011 and June 30, 2011.  As of September 30, 2011 and June 30, 2011, the Company had $995,000 and $2,995,000, respectively, of availability under this line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of September 30, 2011, the Company was in compliance with the financial covenants under the agreement. The line of credit expires on March 31, 2012.

The Company has negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at September 30, 2011 and June 30, 2011 was 3.17% and 3.14%, respectively.  At September 30, 2011, the Company has $2,971,111 outstanding on the loan, of which $203,733 is classified as currently due.

A mortgage loan with First National Bank of Cody related to the purchase of land and building by Cody LCI Realty, LLC, a variable interest entity, has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2011, $1,491,345 is outstanding under the mortgage loan with a rate of 4.65%. The mortgage is collateralized by the land and building.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is still in its initial stages.  A mediation meeting was scheduled to take place in mid-December 2010, but Olive did not appear.  The Company is now moving forward with the arbitration proceeding. Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company has engaged Indian counsel and is actively defending that suit.  On October 13, 2011 the Indian court dismissed the lawsuit brought by Olive.

On July 21, 2010, Lannett Company, Inc. and its subsidiary, Cody Laboratories Inc., filed suit against the Department of Health and Human Services and the FDA challenging the FDA’s determination that Cody’s concentrated Morphine Sulfate Solution was a “new drug” for purposes of the Food, Drug, and Cosmetic Act. Cody and the Company were therefore required to obtain FDA approval before the companies could continue manufacturing, marketing, and selling the drug.   The Company and Cody sought a preliminary injunction to prevent the FDA from forcing them to remove the drug from the market as of July 24, 2010.  After a hearing, the request for preliminary injunction was denied.  On November 16, 2010, the Court dismissed the case, citing a lack of subject matter jurisdiction. The Company and Cody appealed the District Court ruling to the Tenth Circuit Court of Appeals, where briefing is complete and argument was scheduled for September 12, 2011.   However, on June 23, 2011, the FDA granted the Company and Cody’s New Drug Application (NDA), and thus concentrated Morphine Sulfate Solution may be sold under that approved NDA while questions of the validity of the FDA’s “new drug” determination are litigated on appeal.

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

LANNETT COMPANY, INC.

Dated: November 4, 2011	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: November 4, 2011	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101

The following financial statements and notes from the Lannett Company, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statement of changes in shareholders’ equity, (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.*

*   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.