Form 10-Q
period 2011-12-31
LANNETT CO INC
filed 2012-02-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File No. 001-31298

LANNETT COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes	No x

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of February 3, 2012
Common stock, par value $0.001 per share	28,355,978 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2011	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$19,949,952	$5,276,735
Investment securities	5,214,631	19,382,079
Trade accounts receivable (net of allowance of $123,573 and $123,573 respectively)	36,722,141	33,464,440
Inventories, net	23,868,256	26,902,521
Income taxes receivable	3,592,547	3,636,306
Deferred tax assets	4,894,383	4,537,881
Other current assets	1,821,061	941,902
Total Current Assets	96,062,971	94,141,864

Property, plant and equipment	56,479,375	54,516,229
Less accumulated depreciation	(26,437,539)	(24,586,448)
	30,041,836	29,929,781

Construction in progress	6,045,156	5,760,686
Intangible assets (product rights) - net of accumulated amortization	5,369,430	5,909,636
Deferred tax assets	9,400,017	10,446,500
Other assets	1,178,246	1,555,831
Total Assets	$148,097,656	$147,744,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$13,654,993	$18,377,782
Accrued expenses	1,041,157	1,354,095
Accrued payroll and payroll related	1,674,032	934,504
Current portion of long-term debt	636,518	629,435
Rebates, chargebacks and returns payable	16,885,657	13,564,395
Total Current Liabilities	33,892,357	34,860,211

Long-term debt, less current portion	6,909,314	7,192,496
Other long-term liabilities	-	2,417
Total Liabilities	40,801,671	42,055,124
Commitment and Contingencies, See notes 9 and 10

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001;
issued and outstanding, 28,553,469 and 28,403,946 shares, respectively	28,553	28,404
Additional paid in capital	98,371,606	97,082,360
Retained earnings	10,102,796	9,287,732
Noncontrolling interest	156,686	139,082
Accumulated other comprehensive (loss) income	(11,920)	23,899
	108,647,721	106,561,477
Less: Treasury stock at cost - 280,469 and 156,611 shares, respectively	(1,351,736)	(872,303)
TOTAL SHAREHOLDERS’ EQUITY	107,295,985	105,689,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,097,656	$147,744,298

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$27,734,079	$30,039,257	$56,611,983	$55,435,184
Cost of sales	19,770,524	21,669,746	39,512,569	40,569,794
Amortization of intangible assets	470,410	473,456	938,606	922,123
Product royalties	66,464	(460,631)	118,088	(317,360)

Gross profit	7,426,681	8,356,686	16,042,720	14,260,627

Research and development expenses	2,512,731	1,660,711	4,939,214	3,703,080
Selling, general, and administrative expenses	4,419,254	2,874,879	9,163,767	7,475,560

Operating income	494,696	3,821,096	1,939,739	3,081,987

Other income (expense):
Foreign currency (loss) gain	(7,502)	1,550	(2,496)	3,965
(Loss) gain on sale of assets	(3,464)	1,266	3,536	1,266
Realized gain (loss) on investments	26,496	2,124	(146,363)	14,765
Unrealized gain (loss) on investments	675,874	-	(150,672)	-
Interest and dividend income	35,698	3,877	88,947	15,108
Interest expense	(72,704)	(76,008)	(149,708)	(146,852)
	654,398	(67,191)	(356,756)	(111,748)

Income before income tax expense	1,149,094	3,753,905	1,582,983	2,970,239
Income tax expense	519,499	1,393,909	731,315	1,004,365
Net income	629,595	2,359,996	851,668	1,965,874

Less net income attributable to noncontrolling interest	(20,140)	(6,842)	(36,604)	(16,281)

Net income attributable to Lannett Company, Inc.	$609,455	$2,353,154	$815,064	$1,949,593

Basic earnings per common share - Lannett Company, Inc.	$0.02	$0.09	$0.03	$0.08

Diluted earnings per common share - Lannett Company, Inc.	$0.02	$0.09	$0.03	$0.08

Basic weighted average number of shares	28,526,658	25,420,474	28,479,195	25,160,002
Diluted weighted average number of shares	28,773,477	25,773,609	28,733,435	25,510,792

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional				Accum. Other

	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’

	Issued	Amount	Capital	Earnings	Stock	Interest	Income (Loss)	Equity

Balance, June 30, 2011	28,403,946	$28,404	$97,082,360	$9,287,732	$(872,303)	$139,082	$23,899	$105,689,174

Exercise of stock options	5,000	5	13,945	-	-	-	-	13,950
Shares issued in connection with employee stock purchase plan	32,023	32	120,882	-	-	-	-	120,914
Share based compensation
Restricted stock	-	-	415,875	-	-	-	-	415,875
Stock options	-	-	727,195	-	-	-	-	727,195
Employee stock purchase plan	-	-	18,677	-	-	-	-	18,677

Shares issued in connection with restricted stock grant	112,500	112	(112)	-	-	-	-	-
Tax shortfall on stock options exercised	-	-	(7,216)	-	-	-	-	(7,216)
Purchase of treasury stock	-	-	-	-	(479,433)	-	-	(479,433)
Distribution to noncontrolling interests	-	-	-	-	-	(19,000)	-	(19,000)
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(35,819)	(35,819)
Net income	-	-	-	815,064	-	36,604	-	851,668

Balance, December 31, 2011	28,553,469	$28,553	$98,371,606	$10,102,796	$(1,351,736)	$156,686	$(11,920)	$107,295,985

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$851,668	$1,965,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,801,725	2,366,238
Deferred tax expense	690,672	1,700,998
Stock compensation expense	1,161,747	892,093
Realized loss (gain) on investments	146,363	(14,765)
Unrealized loss on investments	150,672	-
Gain on sale of assets	(3,536)	(1,266)
Other noncash expenses (income)	5,641	15,327
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(3,257,701)	3,019,634
Inventories	3,034,265	(2,347,215)
Prepaid and income taxes payable	43,759	(2,012,024)
Prepaid expenses and other assets	(908,032)	15,385
Accounts payable	(4,722,789)	(1,972,243)
Accrued expenses	(312,938)	(2,328,980)
Rebates, chargebacks and returns payable	3,321,262	(1,215,520)
Accrued payroll and payroll related	739,528	(5,388,996)
Net cash provided by (used in) operating activities	3,742,306	(5,305,460)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(2,263,108)	(4,146,111)
Proceeds from sale of property, plant and equipment	7,000	1,266
Purchases of investment securities	(11,952,393)	-
Proceeds from sale of investment securities	25,821,077	396,845
Net cash provided by (used in) investing activities	11,612,576	(3,748,000)

FINANCING ACTIVITIES:
Proceeds from public stock offering	-	14,950,342
Proceeds from issuance of stock	134,864	334,514
Purchase of treasury stock	(479,433)	(220,890)
Tax shortfall stock options exercised	(7,216)	(43,088)
Repayments of debt	(276,099)	(4,642,682)
Distribution to noncontrolling interests	(19,000)	(10,000)
Net cash (used in) provided by financing activities	(646,884)	10,368,196

Effect of foreign currency rates on cash and cash equivalents	(34,781)	7,449

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,673,217	1,322,185

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,276,735	21,895,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,949,952	$23,217,833

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$149,450	$203,198
Income taxes paid	$4,100	$1,363,186

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Rebates – Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers. As a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”). Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were approved by the FDA as a 505(b)(2) NDA, they qualify as “branded” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2011 and 2010:

For the six months ended December 31, 2011

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2011	$5,496,911	$2,925,477	$5,142,007	$-	$13,564,395
Actual credits issued related to sales recorded in prior fiscal years	(5,213,579)	(2,984,948)	(2,468,798)	(133,447)	(10,800,772)
Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(61,742)	254,688	-	133,447	326,393
Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	34,291,645	10,211,290	2,444,252	356,248	47,303,435
Actual credits issued related to sales recorded in Fiscal 2012	(27,487,980)	(5,663,566)	-	(356,248)	(33,507,794)
Reserve Balance as of December 31, 2011	$7,025,255	$4,742,941	$5,117,461	$-	$16,885,657

For the six months ended December 31, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$-	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,276,265)	(3,430,837)	(2,159,841)	-	(11,866,943)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	-	-	-	-	-
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	26,050,129	8,175,552	4,108,593	1,792,265	40,126,539
Actual credits issued related to sales recorded in Fiscal 2011	(20,058,189)	(5,801,174)	(1,823,488)	(1,792,265)	(29,475,116)
Reserve Balance as of December 31, 2010	$5,997,802	$2,509,572	$5,526,518	$-	$14,033,892

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,564,395 at June 30, 2011 to $16,885,657 at December 31, 2011.  The increase in total reserves was mainly due to an increase in rebate reserves due to the additional rebate program the Company became obligated under Medicare Part D, as well as the timing of credits taken.  The increase in chargeback reserves related to sales to major wholesalers resulting in increased inventory levels at wholesaler distribution centers. The activity in the Other category for the six months ended December 31, 2011 includes shelf-stock, shipping, and other sales adjustments.

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

Cash and cash equivalents – The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value, and consist of certificates of deposit that are readily convertible to cash. The Company maintains cash and cash equivalents with several major financial institutions. Such amounts frequently exceed Federal Deposit Insurance Corporation (“FDIC”) limits

Accounts Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within both the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

Fair Value of Financial Instruments - The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt obligations. The carrying values of these assets and liabilities approximate fair value based upon the short-term nature of these instruments.  The Company has estimated that the fair value of long-term debt associated with the 20 year mortgage on its land and building in Cody, Wyoming approximates its fair value.

Investment Securities - The Company’s investment securities consist of certificates of deposit, equity securities and marketable debt securities.  The Company’s certificates of deposit are classified as held-to-maturity, its equity securities are classified as trading and all of its marketable debt securities are classified as available-for-sale. Available-for-sale and trading investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded on the consolidated statements of operations.  For available-for-sale investments, unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established.  There were no securities determined by management to be other-than-temporarily impaired during the six months ended December 31, 2011 or the fiscal year ended June 30, 2011.

Shipping and Handling Costs – The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development – Research and development expenses are charged to operations as incurred.

Other Assets - As of July 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and received FDA approval on the submission in June 2011.  The filing fee related to this application totaled $1,405,500 and was initially recorded within other current assets on the consolidated balance sheets because part or all of this fee was thought to be refundable.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to finalize and issue its Establishment Inspection Report for the February 2011 inspection of Lannett’s facilities before it could give final approval on the MS NDA.  Additionally, the Company corresponded with the FDA in March 2011 regarding whether any of the fee is refundable.  The FDA’s initial response was that all of the filing fee was not refundable, but the Company awaits a final decision from the FDA.

As of June 30, 2011, the Company received approval on the MS application, but it has not received final determination on whether any of the fee is refundable. The Company’s position is that the value related to the part of the fee that is not refunded is the cost of getting regulatory approval for its MS product and that this value should be properly recorded as an intangible asset based upon approval and amortized over the product’s estimated useful life upon shipment of the product.  The revenues and gross profit margins attained by the Company when it was previously selling its MS product currently substantiate its value as an intangible asset.  As of December 31, 2011, the Company has restarted shipments of the MS product, but it has not received final determination on whether any of the fee is refundable. As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398,400 determined based upon a third party analysis was reclassified to intangible assets upon shipment of the product which commenced in August 2011.

Intangible Assets – In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for four million (4,000,000) shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset for the exclusive marketing and distribution rights obtained from JSP.  The Company will incur annual amortization expense of approximately $1,785,000 for the JSP intangible asset over the remaining term of the agreement.

In April 2007, the Company entered into a Stock Purchase Agreement to acquire Cody Laboratories, Inc. (“Cody”) by purchasing all of the remaining shares of common stock of Cody. The consideration for the April 2007 acquisition was approximately $4,438,000, which represented the fair value of the tangible net assets acquired. The agreement also required Lannett to issue to the sellers up to 120,000 shares of unregistered common stock of the Company contingent upon the receipt of a license from a regulatory agency.  This license was subsequently received in July 2008 and triggered the payment of 105,000 shares (87.5% of the 120,000 shares to be issued as the Company already owned 12.5% of Cody) of Lannett stock to the former owners of Cody Labs, which was completed in October 2008.  Therefore, the Company recorded an intangible asset related to the acquisition of a drug import license in the original amount of $581,175 and recorded a corresponding deferred tax liability of approximately $150,700 due to the non-deductibility of the amortization for tax purposes.  The Company has assigned a 15 year life to this intangible asset based on average life cycles of Lannett products.

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

An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of December 31, 2011 and June 30, 2011, no impairment existed with respect to these non-amortized assets.

As of July 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a MS NDA in February 2010 and received FDA approval on the submission in June 2011.  As of December 31, 2011, the Company has restarted shipments of the MS product, but it has not received final determination on whether any of the fee is refundable. As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398,400 determined based upon a third party analysis was reclassified to intangible assets upon shipment of the product which commenced in August 2011.  Amortization began upon shipment of the product in August 2011 over the products estimated 15 year remaining useful life.  Amortization will be adjusted prospectively once the nonrefundable amount is finalized.  See “Other Assets” above.

For the three months ended December 31, 2011 and 2010, the Company incurred amortization expense of approximately $470,000 and $473,000, respectively.  For the six months ended December 31, 2011 and 2010, the Company incurred amortization expense of approximately $939,000 and $922,000, respectively.  As of December 31, 2011 and June 30, 2011, accumulated amortization totaled approximately $12,272,000 and $11,334,000, respectively.

Future annual amortization expense consists of the following as of December 31, 2011:

Fiscal Year Ending June 30,	Annual Amortization Expense
2012	$940,819
2013	1,881,639
2014	1,435,472
2015	96,972
2016	96,972
Thereafter	768,556
$5,220,430

The amounts above do not include the non-amortized product line covered by the ANDAs purchased in August 2009 for $149,000 as amortization will begin when the Company starts shipping this product.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the six months ended December 31, 2011 and 2010 was approximately $18,000 and $20,000, respectively.

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

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and six months ended December 31, 2011 and 2010:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

Medical Indication	2011	2010	2011	2010

Migraine Headache	$1,547,348	$2,510,734	$3,159,104	$5,035,754
Prescription Vitamin	-	952,470	-	1,821,294
Cardiovascular	2,951,562	3,529,068	5,461,912	6,804,668
Thyroid Deficiency	11,211,439	12,230,926	24,245,542	22,567,051
Antibiotic	1,456,604	1,456,274	3,135,632	2,837,752
Pain Management	5,256,725	5,502,066	10,566,240	8,401,950
Glaucoma	1,067,680	677,590	2,099,520	1,315,220
Gallstone Prevention	1,566,551	1,217,505	2,866,692	2,592,399
Obesity	1,043,663	791,401	1,591,084	1,657,934
Other	1,632,507	1,171,223	3,486,257	2,401,162

Total	$27,734,079	$30,039,257	$56,611,983	$55,435,184

Concentration of Market and Credit Risk - The following table identifies certain of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, which accounted for greater than 10% of net sales in either of the three and six month periods ended December 31, 2011 and 2010, respectively.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2011	2010	2011	2010

Product 1	40%	41%	43%	41%
Product 2	9%	12%	10%	4%
Product 3	-	-	9%	12%

The following table identifies certain of the Company’s customers which accounted for greater than 10% of net sales in either of the three and six month periods ended December 31, 2011 and 2010, respectively.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2011	2010	2011	2010

Customer A	17%	23%	19%	23%
Customer B	19%	10%	15%	8%
Customer C	11%	14%	11%	14%

At December 31, 2011 and June 30, 2011, four customers accounted for 69% of the Company’s accounts receivable balances.  Credit terms are offered to customers based on evaluations of the customers’ financial condition. Generally, collateral is not required from customers.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts remaining outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At December 31, 2011, the Company had four stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At December 31, 2011, there were 2,726,481 options outstanding.  Of those, 1,639,518 were options issued under the 2006 LTIP, 881,730 were issued under the 2003 Plan, and 205,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 58,658 shares under options having already been exercised under that plan since its inception, leaving a balance of 184,612 shares in that plan for future issuances.  2,500,000 shares were authorized to be issued under the 2006 LTIP, with 163,500 shares under options having already been exercised under that plan since its inception.  At December 31, 2011, there were 74,177 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 600,178 shares having already vested under that plan since its inception.  At December 31, 2011, a balance of 22,627 shares is available in the 2006 LTIP for future issuances.

In January 2011, the shareholders of the Company approved a new stock option and restricted stock award plan, the 2011 LTIP, which authorized 1,500,000 new shares of common stock for future issuances under this plan.  As of December 31, 2011, no shares have been issued under this plan.

During the six months ended December 31, 2011, the Company awarded 35,000 shares of fully vested restricted stock to Board members under the 2006 LTIP.  Stock compensation expense of $20,250 and $126,750 was recognized during the three and six months ended December 31, 2011, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 237,500 shares of restricted stock to management employees under the 2006 LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $122,347 and $135,428 was recognized during the three months ended December 31, 2011 and 2010, respectively, related to these shares of restricted stock. Stock compensation expense of $289,125 and $280,215 was recognized during the six months ended December 31, 2011 and 2010, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock to management employees under the 2006 LTIP, of which 74,464 of these shares vested 100% on January 1, 2008, and the remainder vested in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $29,968 was recognized during the six months ended December 31, 2010 related to these shares of restricted stock.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the six months ended December 31:

Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
FY 2012	FY 2012	FY 2011	FY 2011
Risk-free interest rate	1.1%	1.0%	-%	-%
Expected volatility	63.6%	63.9%	-%	-%
Expected dividend yield	-%	-%	-%	-%
Forfeiture rate	7.50%	7.50%	-%	-%
Expected term	5.2 year	s	5.1 year	s	n/	a	n/	a
Weighted average fair value at date of grant	$2.0	2	$1.9	8	$-	$-

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Stock based compensation
Stock options	$338,628	$251,386	$727,195	$557,618
Employee stock purchase plan	9,170	11,793	18,677	24,292
Restricted stock	142,597	135,428	415,875	310,183
Tax benefit at statutory rate	30,746	21,641	68,260	53,108

Options outstanding that have vested and are expected to vest as of December 31, 2011 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	975,650	$6.13	$230,010	5.6

Options expected to vest	782,566	$4.22	$592,752	9.2

Total vested and expected to vest	1,758,216	$5.28	$822,762	7.2

A summary of nonvested restricted stock award activity as of December 31, 2011 and changes during the six months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2011	155,011	$1,075,776

Granted	35,000	126,750

Vested	(112,500)	(664,600)

Forfeited	(3,334)	(23,138)

Nonvested at December 31, 2011	74,177	$514,788

A summary of award activity under the Plans as of December 31, 2011 and 2010, and changes during the six months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options

				Weighted				Weighted

		Weighted-		Average		Weighted-		Average

		Average	Aggregate	Remaining		Average	Aggregate	Remaining

		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual

	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2011	1,195,716	$6.19			749,597	$9.77

Granted	701,685	$3.52			118,815	$3.65

Exercised	(5,000)	$2.79			-	$-

Forfeited, expired or repurchased	(34,332)	$5.48			-	$-

Outstanding at December 31, 2011	1,858,069	$5.20	$908,641	7.4	868,412	$8.93	$170,007	4.7

Outstanding at December 31, 2011 and not yet vested	882,419	$4.18	$678,631	9.3	144,933	$4.25	$96,119	9.3

Exercisable at December 31, 2011	975,650	$6.13	$23,010	5.6	723,479	$9.87	$73,887	3.8

	Incentive Stock Options				Nonqualified Stock Options

				Weighted				Weighted

		Weighted-		Average		Weighted-		Average

		Average	Aggregate	Remaining		Average	Aggregate	Remaining

		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual

	Awards	Price	Value	Life	Awards	Price	Value	Life

Outstanding at July 1, 2010	1,309,254	$6.11			749,597	$9.77

Granted	-	$-			-	$-

Exercised	(57,700)	$-			-	$-

Forfeited, expired or repurchased	-	$-			-	$-
Outstanding at December 31, 2010	1,251,554	$6.22	$749,170	7.1	749,597	$9.77	$227,272	5.0

Outstanding at December 31, 2010 and not yet vested	462,408	$6.41	$147,239	8.7	76,082	$6.99	-	4.5

Exercisable at December 31, 2010	789,146	$6.11	$601,931	6.1	673,515	$10.08	$227,272	8.8

Options with a fair value of $1,595,741 vested during the six months ended December 31, 2011.  As of December 31, 2011, there was $1,993,253 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.  The Company issues new shares when stock options are exercised.

Earnings per Common Share – A dual presentation of basic and diluted earnings per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic earnings per share to diluted earnings per share.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.  Dilutive shares are excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per share follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
	Net Income Attirbutable to Lannett	Shares	Net Income Attirbutable to Lannett	Shares	Net Income Attirbutable to Lannett	Shares	Net Income Attirbutable to Lannett	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic earnings per share factors	$609,455	28,526,658	$2,353,154	25,420,474	$815,064	28,479,195	$1,949,593	25,160,002

Effect of potentially dilutive option and restricted stock plans	-	246,819	-	353,135	-	254,240	-	350,790

Diluted earnings per share factors	$609,455	28,773,477	$2,353,154	25,773,609	$815,064	28,733,435	$1,949,593	25,510,792

Basic earnings per share	$0.02		$0.09		$0.03		$0.08
Diluted earnings per share	$0.02		$0.09		$0.03		$0.08

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2011 and 2010 were 1,877,149 and 1,393,464, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2011 and 2010 were 1,560,299 and 1,456,676, respectively.

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

In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This authoritative guidance must be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued an update deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of this guidance by the Company on July 1, 2012 will not have a significant impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

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

Inventories consist of the following:

	December 31, 2011	June 30, 2011

Raw materials	$ 11,033,098	$ 11,810,564
Work-in-process	2,339,220	2,430,108
Finished goods	8,956,349	11,636,942
Packaging supplies	1,539,589	1,024,907
	$ 23,868,256	$ 26,902,521

The preceding amounts are net of excess and obsolete inventory reserves of $1,215,567 and $3,486,450 at December 31, 2011 and June 30, 2011, respectively.

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

Although the Company received FDA approval to begin selling Morphine Sulfate Oral Solution in June 2011, the Company had approximately $2,063,000 of Morphine Sulfate Oral Solution finished goods inventory value which was fully reserved as of June 30, 2011 and subsequently scrapped during the first quarter of Fiscal 2012.  Lannett also has approximately $1,157,000 of net inventory value at December 31, 2011 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended December 31, 2011 and 2010 was approximately $913,000 and $682,000, respectively. Depreciation expense for the six months ended December 31, 2011 and 2010 was approximately $1,863,000 and $1,444,000, respectively.

Property, plant and equipment consist of the following:

		December 31,	June 30,
	Useful Lives	2011	2011
Land	-	$1,350,499	$1,350,499
Building and improvements	10 - 39 years	25,513,566	25,476,506
Machinery and equipment	5 - 10 years	28,381,891	26,555,033
Furniture and fixtures	5 - 7 years	1,233,419	1,134,191
		$56,479,375	$54,516,229
Accumulated depreciation		(26,437,539)	(24,586,448)
		$30,041,836	$29,929,781

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 investment securities as of December 31, 2011 or June 30, 2011.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

December 31, 2011

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$179,507	$1,299	$-	$180,806

Trading
Equity securities	5,052,677	-	(18,852)	5,033,825

Total	$5,232,184	$1,299	$(18,852)	$5,214,631

June 30, 2011

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$179,507	$3,028	-	$182,535

Trading
Equity securities	7,067,677	131,819	-	7,199,496

Held-to -Maturity
Certificates of Deposit	12,000,048	-	-	12,000,048

Total	$19,247,232	$134,847	$-	$19,382,079

The Company uses the specific identification method to determine the cost of securities sold. For the three months ended December 31, 2011, the Company had gains on investments of $702,370, of which $26,496 was realized gains and $675,874 was unrealized gains. For the six months ended December 31, 2011, the Company had losses on investments of $297,035, of which $146,363 was realized losses and $150,672 was unrealized losses. For the three and six month periods ended December 31, 2010, the Company had realized gains of $2,124 and $14,765, respectively.

As of December 31, 2011 and June 30, 2011, the available-for-sale and held-to-maturity investment securities were due in one year or less.  As of December 31, 2011 and June 30, 2011, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of December 31, 2011, there were no individual securities in a continuous unrealized loss position.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wells Fargo (“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at December 31, 2011 and June 30, 2011). Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at December 31, 2011 and June 30, 2011.  As of December 31, 2011 and June 30, 2011, the Company had $2,995,000 of availability under this line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of December 31, 2011, the Company was in compliance with the financial covenants under the agreement. The line of credit expires on March 31, 2012.

Note 8.  Long-Term Debt

Long-term debt consists of the following:

	December 31,	June 30,
	2011	2011
Pennsylvania Industrial Development Authority loan	$817,208	$856,549
Tax-exempt bond loan (PAID)	425,000	425,000
Wells Fargo N.A. Townsend Road mortgage	2,920,178	3,022,046
PIDA Townsend Road mortgage	1,949,843	2,000,000
First National Bank of Cody mortgage	1,433,603	1,518,336

Total debt	7,545,832	7,821,931
Less current portion	636,518	629,435

Long term debt	$6,909,314	$7,192,496

Current Portion of Long Term Debt	December 31,	June 30,
	2011	2011
Pennsylvania Industrial Development Authority loan	$80,323	$79,228
Tax-exempt bond loan (PAID)	135,000	135,000
Wells Fargo N.A. Townsend Road mortgage	203,733	203,733
PIDA Townsend Road mortgage	103,231	101,262
First National Bank of Cody mortgage	114,231	110,212

Total current portion of long term debt	$636,518	$629,435

The Company financed $1,250,000 through the Pennsylvania Industrial Development Authority (PIDA).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds

(the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2011 and June 30, 2011 was 0.29% and 0.40%, respectively.

During the third and fourth quarters of Fiscal 2011, the Company negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo N.A. and the PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at December 31, 2011 and June 30, 2011 was 3.31% and 3.14%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011. As of December 31, 2011, the Company was in compliance with the financial covenants under the loan agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 15, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2011 and June 30, 2011, the effective rate was 4.50%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ending December 31 are as follows:

Twelve Month	Amounts Payable to
Periods	Institutions

2012	$636,518
2013	513,323
2014	524,758
2015	537,096
2016	549,934
Thereafter	4,784,203

$7,545,832

Note 9.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is in the discovery phase and is scheduled to be heard in June 2012.  Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company has engaged Indian counsel and is actively defending that suit.  On October 13, 2011 the Indian court dismissed the lawsuit brought by Olive.  Thereafter,

Olive filed a Writ Petition with Bombay High Court seeking to reverse the decision of the court in Daman, India, which dismissed Olive’s lawsuit.  The Bombay High Court heard argument on the matter in January 2012 and has not yet rendered a decision.

On July 21, 2010, Lannett Company, Inc. and its subsidiary, Cody Laboratories Inc., filed suit against the Department of Health and Human Services and the FDA challenging the FDA’s determination that Cody’s concentrated Morphine Sulfate Oral Solution was a “new drug” for purposes of the Food, Drug, and Cosmetic Act. Cody and the Company were therefore required to obtain FDA approval before the companies could continue manufacturing, marketing, and selling the drug.  The Company and Cody sought a preliminary injunction to prevent the FDA from forcing them to remove the drug from the market as of July 24, 2010.  After a hearing, the request for preliminary injunction was denied.  On November 16, 2010, the Court dismissed the case, citing a lack of subject matter jurisdiction. The Company and Cody appealed the District Court ruling to the Tenth Circuit Court of Appeals, where briefing is complete and argument was held.  On November 3, 2011, the Tenth Circuit Court of Appeals issued an Opinion and Order affirming the District Court and dismissing the case for lack of subject matter jurisdiction.  However, on June 23, 2011, the FDA granted the Company and Cody’s New Drug Application (NDA), and thus concentrated Morphine Sulfate Oral Solution may be sold under that approved NDA while questions of the validity of the FDA’s “new drug” determination are litigated on appeal.

Note 10.   Commitments

Leases

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 15.

Rental and lease expense for the three months ended December 31, 2011 and 2010 was approximately $22,000 and $23,000, respectively. Rental and lease expense for the six months ended December 31, 2011 and 2010 was approximately $49,000 and $46,000, respectively.

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

The components of comprehensive income and related taxes consisted of the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2011	2010	2011	2010

Net income	$629,595	$2,359,996	$851,668	$1,965,874
Foreign currency translation adjustments	(31,964)	(6,206)	(34,781)	7,449
Unrealized holding loss on securities	(672)	(2,136)	(1,729)	(11,734)
Tax effect	268	854	691	4,693

Total Other Comprehensive (Loss) Income	(32,368)	(7,488)	(35,819)	408

Total Comprehensive Income	$597,227	$2,352,508	$815,849	$1,966,282

Note 12.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2011 and 2010 were $74,000 and $83,000, respectively. For the six months ended December 31, 2011 and 2010, contributions to the Plan were $158,000 and $222,000, respectively.

Note 13.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of December 31, 2011, 300,584 shares have been issued under the ESPP.  Compensation expense of $9,170 and $11,793 relating to the ESPP was recognized for the three months ended December 31, 2011 and 2010, respectively. Compensation expense of $18,677 and $24,292 relating to the ESPP was recognized for the six months ended December 31, 2011 and 2010, respectively.

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

The provision for federal, state and local income taxes for the three months ended December 31, 2011 and 2010 was tax expense of $519,499 and $1,393,909, respectively, with effective tax rates of 45% and 37%, respectively. The provision for federal, state and local income taxes for the six months ended December 31, 2011 and 2010 was tax expense of $731,315 and $1,004,365, respectively, with effective tax rates of 46% and 34%, respectively. The effective tax rate for the three and six months ended December 31, 2011 was higher than the effective rate compared to the three and six months ended December 31, 2010 due primarily to the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS recorded in prior year period ended December 31, 2010, in addition to the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2012. The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2012.

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

As of December 31, 2011 and June 30, 2011, the Company reported total unrecognized tax benefits of $228,666 and $208,792, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2011 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2011 and June 30, 2011. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

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

Note 15. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the December 31, 2011 and June 30, 2011 balance sheets are consolidated VIE assets of approximately $1.7 million and $1.8 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.4 million and $1.5 million at December 31, 2011 and June 30, 2011, respectively.

Cody LCI Realty LLC (“Realty”) is the only VIE that is consolidated.  Realty had been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 joint venture with a former shareholder of Cody.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE.  The risks associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $20,000 per month. All intercompany rent expense and income is eliminated upon consolidation with Cody.  The Company is not involved in any other VIE.

Note 16.  Related Party Transactions

The Company had sales of approximately $307,000 and $298,000 during the three months ended December 31, 2011 and 2010, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”). Sales to Auburn for the six months ended December 31, 2011 and 2010 were approximately $488,000 and $474,000, respectively.  Jeffrey Farber (the “related party”), who is a current board member and the son of William Farber, the Chairman Emeritus of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $263,000 and $259,000 at December 31, 2011 and June 30, 2011, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

Lannett Company, Inc. paid a management consultant who is related to Mr. Bedrosian $26,000 in fees and $11,383 in reimbursable expenses during the three months ended December 31, 2011 and $33,680 in fees and $8,078 in reimbursable expenses during the three months ended December 31, 2010.  The Company paid this consultant $52,400 in fees and $11,383 in reimbursable expenses during the six months ended December 31, 2011 and $72,980 in fees and $8,078 in reimbursable expenses during the six months ended December 31, 2010.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2012. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 17.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 53% and 56% of the Company’s inventory purchases during the three and six months ended December 31, 2011 and approximately 62% and 59% during the three and six months ended December 31, 2010, respectively.  In March 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for four million (4,000,000) shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of December 31, 2011, JSP has not exercised the nomination provision of the agreement.

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

Rebates – Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers. As a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”). Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were approved by the FDA as a 505(b)(2) NDA, they qualify as “branded” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2011 and 2010:

For the six months ended December 31, 2011

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2011	$5,496,911	$2,925,477	$5,142,007	$-	$13,564,395
Actual credits issued related to sales recorded in prior fiscal years	(5,213,579)	(2,984,948)	(2,468,798)	(133,447)	(10,800,772)
Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(61,742)	254,688	-	133,447	326,393
Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	34,291,645	10,211,290	2,444,252	356,248	47,303,435
Actual credits issued related to sales recorded in Fiscal 2012	(27,487,980)	(5,663,566)	-	(356,248)	(33,507,794)
Reserve Balance as of December 31, 2011	$7,025,255	$4,742,941	$5,117,461	$-	$16,885,657

For the six months ended December 31, 2010

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$-	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,276,265)	(3,430,837)	(2,159,841)	-	(11,866,943)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	-	-	-	-	-
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	26,050,129	8,175,552	4,108,593	1,792,265	40,126,539
Actual credits issued related to sales recorded in Fiscal 2011	(20,058,189)	(5,801,174)	(1,823,488)	(1,792,265)	(29,475,116)
Reserve Balance as of December 31, 2010	$5,997,802	$2,509,572	$5,526,518	$-	$14,033,892

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,564,395 at June 30, 2011 to $16,885,657 at December 31, 2011.  The increase in total reserves was mainly due to an increase in rebate reserves due to the additional rebate program the Company became obligated under Medicare Part D, as well as the timing of credits taken.  The increase in chargeback reserves related to sales to major wholesalers resulting in increased inventory levels at wholesaler distribution centers. The activity in the Other category for the six months ended December 31, 2011 includes shelf-stock, shipping, and other sales adjustments.

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

Approximately $10,800,771 or 80% of the reserve balance from June 30, 2011 has been processed through the first six months of Fiscal 2012. Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The following table shows the results of these calculations as of the relevant periods:

	12/31/11	6/30/11	12/31/10
DSO (in days)	63	64	64

The level of DSO at December 31, 2011 is consistent with the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

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

Consolidation of Variable Interest Entity – The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the December 31, 2011 and June 30, 2011 balance sheets are consolidated VIE assets of approximately $1.7 million and $1.8 million, respectively, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.4 million and $1.5 million at December 31, 2011 and June 30, 2011, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

Results of Operations - Three months ended December 31, 2011 compared with three months ended December  31, 2010

Net sales for the three months ended December 31, 2011 (“Fiscal 2012”) decreased 8% to $27,734,000 from $30,039,000 for the three months ended December 31, 2010 (“Fiscal 2011”). The following factors contributed to the $2,305,000 decrease in sales:

Medical indication	Sales volume change %	Sales price change %
Cardiovascular	6%	-22%
Glaucoma	19%	39%
Gallstone Prevention	60%	-31%
Obesity	53%	-21%
Antibiotics	91%	-91%
Thyroid Deficiency	1%	-9%
Pain Management	-22%	17%
Migraine Headache	-37%	-2%

Net sales of drugs used for the treatment of thyroid deficiency decreased by approximately $1,019,000 primarily as a result of a Medicare Part D coverage gap rebate totaling approximately $945,000 for the three months ended December 31, 2011.  Sales of drugs used for the treatment of migraine headaches decreased by approximately $963,000 for the three months ended December 31, 2011 compared to December 31, 2010 primarily as a result of decreased volumes to both chain drug stores and wholesale distributors. Net sales of our prescription vitamins also decreased by approximately $952,000 due to the settlement agreement reached with KV on December 15, 2010 which required the Company to cease selling products covered by the licensed patents.  Sales of drugs for cardiovascular treatment decreased by approximately $578,000 for the three months ended December 31, 2011 compared to December 31, 2010 mainly due to a competitive price reduction during the second quarter of FY 2011 in order to retain one of our major customers.  Sales of drugs used for pain management decreased approximately $245,000 for the three months ended December 31, 2011 compared to December 31, 2010. The decrease in sales of pain management drugs was due mainly to a decrease in volume of Oxycodone shipped partially offset by a price increase for C-Topical Solution and an increase in Morphine Sulfate Oral Solution sales.  The Company commenced shipments of Morphine Sulfate Oral Solution in the first quarter of fiscal year 2012 based on its June 2011 FDA approval.  The overall decrease in sales was partially offset by an increase in sales of drugs for anti-psychosis treatment by approximately $522,000 for the three months ended December 31, 2011 compared to December 31, 2010 mainly due to the Loxapine product launch.  Additional sales can also be attributed to drugs used for the treatment of glaucoma and gallstone prevention which increased $390,000 and $349,000, respectively.

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,

Customer Category	2011	2010

Wholesaler/ Distributor	$16,283,789	$16,868,851
Retail Chain	10,329,891	12,082,245
Mail-Order Pharmacy	1,120,399	1,088,161

Total	$27,734,079	$30,039,257

The sales to wholesaler/distributor decreased primarily as a result of a decrease in demand for migraine headache products for which the company is no longer the primary supplier as well as the decrease in sales of pain management products discussed above.  The sales to retail chains decreased primarily as a result of a Medicare Part D coverage gap rebate totaling approximately $945,000 related to sales of drugs used for the treatment of thyroid deficiency, the discontinuation of sales of prescription vitamins as a result of the agreement reached with KV which required the Company to cease selling products covered by the licensed patents as discussed above, in addition to lower volumes of drugs used for the treatment of migraine headaches.

Cost of sales for the second quarter decreased 6% to $20,307,000 in Fiscal 2012 from $21,683,000 in Fiscal 2011.  The decrease reflected the impact of the 5% decrease in sales, in addition to a change in the mix of products sold, as discussed above.  Cost of sales for the second quarter of Fiscal 2011 included additional inventory reserves totaling approximately $1,497,000 related to Morphine Sulfate Oral Solution and the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV in December 2010.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the second quarter of Fiscal 2012 and Fiscal 2011 were 27% and 28%, respectively. Gross profit percentage decreased due a change in the mix of products sold as discussed above, the impact recorded during the second quarter of Fiscal 2011 of the additional inventory reserves totaling approximately $1,497,000 related to Morphine Sulfate Oral Solution and the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV in December 2010.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the second quarter increased 51% to $2,513,000 for Fiscal 2012 from $1,661,000 for Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period, in addition to increased internal research and development activities.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the second quarter increased 54% to $4,419,000 in Fiscal 2012 from $2,875,000 in Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period, including the reversal of the remaining Fiscal 2010 accrued bonuses totaling $1,391,000 in the second quarter of Fiscal 2011, of which $1,010,000 was included in SG&A in addition to an increase in legal costs incurred in the second quarter of Fiscal 2012.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the second quarter of Fiscal 2012 totaling $73,000 remained relatively flat compared to $76,000 in Fiscal 2011.  Interest and dividend income in the second quarter increased to $36,000 in Fiscal 2012 from $4,000 in Fiscal 2011 due to higher dividends earned on larger investment securities balances.  The Company recorded gains on trading investment securities during the second quarter of Fiscal 2012 totaling $702,000, of which $676,000 was unrealized gains and $26,000 was realized gains.

The Company recorded income tax expense in the second quarter of 2012 of $519,000 compared to income tax expense of $1,394,000 in the second quarter of Fiscal 2011. The effective tax rate for the three months ended December 31, 2011 was 45%, compared to 37% for the three months ended December 31, 2010.  The effective tax rate for the three months ended December 31, 2011 was higher than the effective rate compared to the three months ended December 31, 2010 due primarily to the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS recorded in prior year period ended December 31, 2010, in addition to the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2012.  The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2012.

The Company reported a net income attributable to Lannett of approximately $609,000 in the second quarter of Fiscal 2012, or $0.02 basic and diluted earnings per share, as compared to net income attributable to Lannett of approximately $2,353,000 in the second quarter Fiscal 2011, or $0.09 basic and diluted earnings per share.

Results of Operations - Six months ended December 31, 2011 compared with six months ended December 31, 2010

Net sales for the six months ended December 31, 2011 (“Fiscal 2012”) increased 2% to $56,612,000 from $55,435,000 for the six months ended December 31, 2010 (“Fiscal 2011”). The following factors contributed to the $1,177,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Cardiovascular	5%	-25%
Glaucoma	21%	39%
Gallstone Prevention	47%	-37%
Obesity	-53%	49%
Antibiotics	133%	-122%
Thyroid Deficiency	12%	-6%
Pain Management	6%	20%
Migraine Headache	-33%	-4%

Sales of drugs used for pain management increased $2,164,000 for the six months ended December 31, 2011 compared to December 31, 2010. The increase in sales of pain management drugs was due mainly to additional volume of C-Topical Solution shipped to wholesale distributors as well as a price increase. The Company also commenced shipments of Morphine Sulfate Oral Solution in the first quarter of fiscal year 2012 based on its June

2011 FDA approval which contributed to the overall increase in pain management sales. Partially offsetting these increases was a decrease in volume of Oxycodone shipped.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $1,678,000 for the six months ended December 31, 2011 compared to December 31, 2010 primarily as a result of increased sales volume to one of our major retail customers, partially offset by a decrease in price related to a Medicare Part D coverage gap rebate totaling approximately $1,198,000.  Sales of drugs for anti-psychosis treatment increased by approximately $609,000 for the six months ended December 31, 2011 compared to December 31, 2010 mainly due to the Loxapine product launch.  Additional sales can also be attributed to drugs used for the treatment of glaucoma and gallstone prevention which increased $784,000 and $274,000, respectively.  The overall increase in sales was partially offset by a decrease in sales of drugs for cardiovascular treatment by approximately $1,343,000 for the six months ended December 31, 2011 compared to December 31, 2010 mainly due to a competitive price reduction during the second quarter of FY 2011 in order to retain one of our major customers.  Net sales of our prescription vitamins also decreased by approximately $1,821,000 due to the settlement agreement reached with KV on December 15, 2010 which required the Company to cease selling products covered by the licensed patents.  Sales of drugs used for the treatment of migraine headaches decreased by approximately $1,877,000 for the six months ended December 31, 2011 compared to December 31, 2010 primarily as a result of decreased volumes to both chain drug stores and wholesale distributors.

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category for the six months ended December 31, 2011 and 2010:

	Six Months Ended December 31,

Customer Category	2011	2010

Wholesaler/ Distributor	$32,434,222	$29,586,652
Retail Chain	22,004,394	23,805,840
Mail-Order Pharmacy	2,173,367	2,042,692

Total	$56,611,983	$55,435,184

The sales to wholesaler/distributor increased primarily as a result of the increase in sales of pain management products discussed above, partially offset by a decrease in demand for migraine headache products for which the company is no longer the primary supplier.  The sales to retail chains decreased due to the discontinuation of sales of prescription vitamins as a result of the agreement reached with KV which required the Company to cease selling products covered by the licensed patents as discussed above, lower volumes of drugs used for the treatment of migraine headaches, in addition to a Medicare Part D coverage gap rebate totaling approximately $1,198,000 related to sales of drugs used for the treatment of thyroid deficiency.

Cost of sales for the first six months decreased 1% to $40,569,000 in Fiscal 2012 from $41,175,000 in Fiscal 2011.  The decrease reflected a change in the mix of products sold as well as overall improvements in manufacturing processes.  Cost of sales for the second quarter of Fiscal 2011 included additional inventory reserves totaling approximately $1,497,000 related to Morphine Sulfate Oral Solution and the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV in December 2010.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first half of Fiscal 2012 and Fiscal 2011 were 28% and 26%, respectively.  Gross profit percentage increased due a change in the mix of products sold as discussed above, the impact recorded during the second quarter of Fiscal 2011 of the additional inventory reserves totaling approximately $1,497,000 related to Morphine Sulfate Oral Solution and the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV in December 2010.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first six months increased 33% to $4,939,000 for Fiscal 2012 from $3,703,000 for Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period as partially offset by a decrease in costs related to biostudies as a result of the timing of milestone achievements for costs of products in development.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the first six months increased 23% to $9,164,000 in Fiscal 2012 from $7,476,000 in Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period, including the reversal of the remaining Fiscal 2010 accrued bonuses totaling $1,391,000 in the second quarter of Fiscal 2011, of which $1,010,000 was included in SG&A.  Partially offsetting the overall increase is a decrease in legal costs incurred in Fiscal 2012 related to the litigation with the FDA regarding the status of Grandfathered products, including our Morphine Sulfate Oral Solution.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the first six months of Fiscal 2012 totaling $150,000 remained relatively flat compared to $147,000 in Fiscal 2011.  Interest and dividend income in the first six months increased to $89,000 in Fiscal 2012 from $15,000 in Fiscal 2011 due to higher dividends earned on larger investment securities balances.  The Company recorded losses on trading investment securities during the first six months of Fiscal 2012 totaling $297,000, of which $151,000 was unrealized losses and $146,000 was realized losses.

The Company recorded income tax expense in the first six months of 2012 of $731,000 compared to income tax expense of $1,004,000 in the first six months of Fiscal 2011. The effective tax rate for the six months ended December 31, 2011 was 46%, compared to 34% for the six months ended December 31, 2010.  The effective tax rate for the six months ended December 31, 2011 was higher than the effective rate compared to the six months ended December 31, 2010 due primarily to the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS recorded in prior year period ended December 31, 2010, in addition to the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2012.  The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2012.

The Company reported a net income attributable to Lannett of approximately $815,000 in the first half of Fiscal 2012, or $0.03 basic and diluted earnings per share, as compared to net income attributable to Lannett of approximately $1,950,000 in the first half of Fiscal 2011, or $0.08 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2011, working capital was $62,171,000 as compared to $59,282,000 at June 30, 2011, an increase of $2,889,000.

Net cash provided by operating activities of $3,742,000 in the first six months of Fiscal 2012 reflected net income of $852,000, after adjusting for non-cash items of $4,953,000, as well as cash used by changes in operating assets and liabilities of $2,063,000  Significant changes in operating assets and liabilities are comprised of:

•	An increase in trade accounts receivable of $3,258,000 primarily as a result of increased sales at the end of the second quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011.
•	A decrease in inventories of $3,034,000 primarily due to the timing of fulfillment of customer back orders in addition to increased sales in the first half of Fiscal 2012.
•	An increase in prepaid expenses and other current assets of $908,000 primarily related to annual filings fees paid to the FDA and insurance renewals.
•	A decrease in accounts payable of $4,723,000 due to the timing of payments at the end of the quarter.
•

An increase in rebates, chargebacks and returns payable of $3,321,000 primarily due to an increase in rebate reserves due to the additional rebate program the Company became obligated under Medicare Part D, as well as the timing of credits taken, and an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers.

Net cash provided by investing activities of $11,613,000 for the six months ended December 31, 2011 is mainly the result of proceeds of $25,821,000 from the sale of investment securities partially offset by purchases of investment securities of $11,952,000 and purchases of property, plant and equipment of $2,263,000.

Net cash used in financing activities of $647,000 for the six months ended December 31, 2011 was primarily due to the purchase of shares of treasury stock totaling $479,000 as partially offset by proceeds from the issuance of stock related to employee stock plans of $135,000.  Additional financing activities included scheduled debt repayments of $276,000.

Long-term debt amounts due, for the twelve month periods ended December 31, 2011 are as follows:

Twelve Month Periods	Amounts Payable to Institutions

2012	$636,518
2013	513,323
2014	524,758
2015	537,096
2016	549,934
Thereafter	4,784,203

$7,545,832

The Company has a $3,000,000 line of credit from Wells Fargo, N. A.(“Wells Fargo”) that bears interest at the prime interest rate less 0.25% (3.0% at December 31, 2011 and June 30, 2011). Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at December 31, 2011 and June 30, 2011.  As of December 31, 2011 and June 30, 2011, the Company had $2,995,000 of availability under this line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of December 31, 2011, the Company was in compliance with the financial covenants under the agreement. The line of credit expires on March 31, 2012.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of two and three-quarter percent per annum.  The PIDA Loan has $817,208 outstanding as of December 31, 2011 with $80,323 currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2011 and June 30, 2011 was 0.29% and 0.40%, respectively.  At December 31, 2011, the Company has $425,000 outstanding on the Authority loan, of which $135,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At December 31, 2011, no portion of the letter of credit has been utilized.

The Company negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo N.A. and the PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at December 31, 2011 and June 30, 2011 was 3.21% and 3.14%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  At December 31, 2011, the Company has $2,920,178 outstanding on the Wells Fargo portion of the loan, of which $203,733 is classified as currently due. The PIDA Loan has $1,949,843 outstanding as of December 31, 2011 with $103,231 currently due. As of December 31, 2011, the Company was in compliance with the financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See note 15 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2011, $1,433,603 is outstanding under the mortgage loan, of which $114,231 is classified as currently due with a rate of 4.5%. The mortgage is collateralized by the land and building.

Prospects for the Future

Generic pharmaceutical manufacturers and distributors are constantly faced with pricing pressure in the marketplace as competitors attempt to lure business from distributors, wholesalers and chain retailers by offering lower prices than the incumbent supplier.  Lannett tries to differentiate itself in the marketplace by complementing its lower cost offerings with higher levels of customer service and quality of the products.  There continues to be an increasing number of competitors on our key products that are attempting to supplant Lannett as the preferred vendor.  Lannett will continue to evaluate each event as it arises, but any reductions in either volumes or pricing will have a negative impact on the gross profit margins of the Company.

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

The Company has had difficulty marketing its Oxycodone HCL Solution product starting in the third quarter of Fiscal 2011 due to the current delay by the DEA to grant additional manufacturing quota to Cody Labs for its production.  This product contributed approximately $4.6 million in revenue in Fiscal 2011.  The loss of this product will have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

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

The Company views its April 2007 acquisition of Cody Laboratories, Inc. (“Cody Labs” or “Cody”) as an important step in becoming a vertically integrated narcotics manufacturer and distributor by allowing it to concentrate on developing and completing its dosage form manufacturing in order to reduce narcotic API costs. Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area. The sale of pain management products approximated 14% of Net Sales for the Fiscal 2011.  Due to the FDA’s actions against Morphine Sulfate Oral Solution and a slow down in the demand for one other product that is manufactured at Cody, Lannett incurred a decrease in the percentage of sales related to pain management products during Fiscal 2011. Since the Company received the FDA approval for its 505(b)(2) New Drug Application for Morphine Sulfate Oral Solution in June 2011, the Company expects the portion of net sales related to pain management products to increase again.  The sale of pain management products approximated 19% of Net Sales for the first six months of Fiscal 2012.

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

ITEM 3.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo that bears interest at the prime interest rate less 0.25% (3.0% at December 31, 2011 and June 30, 2011). Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at December 31, 2011 and June 30, 2011.  As of December 31, 2011 and June 30, 2011, the Company had $2,995,000 of availability under this line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of December 31, 2011, the Company was in compliance with the financial covenants under the agreement. The line of credit expires on March 31, 2012.

The Company has negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an eight year maturity date.  The effective interest rate at December 31, 2011 and June 30, 2011 was 3.21% and 3.14%, respectively.  At December 31, 2011, the Company has $2,920,178 outstanding on the loan, of which $203,733 is classified as currently due.

A mortgage loan with First National Bank of Cody related to the purchase of land and building by Cody LCI Realty, LLC, a variable interest entity, has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2011, $1,433,603 is outstanding under the mortgage loan with a rate of 4.5%. The mortgage is collateralized by the land and building.

The Company invests in equity securities and marketable debt securities, which are exposed to market and interest rate fluctuations.  The interest and dividends earned on these investments may vary based on fluctuations in interest rate and market conditions.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is in the discovery phase and is scheduled to be heard in June 2012.  Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company has engaged Indian counsel and is actively defending that suit.  On October 13, 2011 the Indian court dismissed the lawsuit brought by Olive.  Thereafter, Olive filed a Writ Petition with Bombay High Court seeking to reverse the decision of the court in Daman, India, which dismissed Olive’s lawsuit.  The Bombay High Court heard argument on the matter in January 2012 and has not yet rendered a decision.

On July 21, 2010, Lannett Company, Inc. and its subsidiary, Cody Laboratories Inc., filed suit against the Department of Health and Human Services and the FDA challenging the FDA’s determination that Cody’s concentrated Morphine Sulfate Oral Solution was a “new drug” for purposes of the Food, Drug, and Cosmetic Act. Cody and the Company were therefore required to obtain FDA approval before the companies could continue manufacturing, marketing, and selling the drug.   The Company and Cody sought a preliminary injunction to prevent the FDA from forcing them to remove the drug from the market as of July 24, 2010.  After a hearing, the request for preliminary injunction was denied.  On November 16, 2010, the Court dismissed the case, citing a lack of subject matter jurisdiction. The Company and Cody appealed the District Court ruling to the Tenth Circuit Court of Appeals, where briefing is complete and argument was held.  On November 3, 2011, the Tenth Circuit Court of Appeals issued an Opinion and Order affirming the District Court and dismissing the case for lack of subject matter jurisdiction.  However, on June 23, 2011, the FDA granted the Company and Cody’s New Drug Application (NDA), and thus concentrated Morphine Oral Sulfate Solution may be sold under that approved NDA while questions of the validity of the FDA’s “new drug” determination are litigated on appeal.

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

LANNETT COMPANY, INC.

Dated: February 8, 2012	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: February 8, 2012	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101

The following financial statements and notes from the Lannett Company, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statement of changes in shareholders’ equity, (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.*

*   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those