Form 10-Q
period 2012-03-31
LANNETT CO INC
filed 2012-05-09
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File No. 001-31298

LANNETT COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes	No x

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of May 3, 2012
Common stock, par value $0.001 per share	28,365,296 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	June 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$18,989,168	$5,276,735
Investment securities	5,571,049	19,382,079
Trade accounts receivable (net of allowance of $123,573 and $123,573 respectively)	37,499,169	33,464,440
Inventories, net	27,975,938	26,902,521
Income taxes receivable	3,205,508	3,636,306
Deferred tax assets	4,867,255	4,537,881
Other current assets	1,472,069	941,902
Total Current Assets	99,580,156	94,141,864

Property, plant and equipment	58,181,257	54,516,229
Less accumulated depreciation	(27,371,657)	(24,586,448)
	30,809,600	29,929,781

Construction in progress	6,266,583	5,760,686
Intangible assets (product rights) - net of accumulated amortization	4,899,021	5,909,636
Deferred tax assets	8,747,015	10,446,500
Other assets	1,174,377	1,555,831
Total Assets	$151,476,752	$147,744,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$15,753,524	$18,377,782
Accrued expenses	1,170,576	1,354,095
Accrued payroll and payroll related	2,159,723	934,504
Current portion of long-term debt	639,591	629,435
Rebates, chargebacks and returns payable	15,394,344	13,564,395
Total Current Liabilities	35,117,758	34,860,211

Long-term debt, less current portion	6,781,862	7,192,496
Other long-term liabilities	-	2,417
Total Liabilities	41,899,620	42,055,124
Commitment and Contingencies, See notes 9 and 10

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001;
issued and outstanding, 28,572,304 and 28,403,946 shares, respectively	28,572	28,404
Additional paid in capital	98,925,755	97,082,360
Retained earnings	11,820,680	9,287,732
Noncontrolling interest	173,154	139,082
Accumulated other comprehensive (loss) income	(19,293)	23,899
	110,928,868	106,561,477
Less: Treasury stock at cost - 280,469 and 156,611 shares, respectively	(1,351,736)	(872,303)
TOTAL SHAREHOLDERS’ EQUITY	109,577,132	105,689,174

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$151,476,752	$147,744,298

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales	$30,687,726	$25,892,483	$87,299,709	$81,327,667
Cost of sales	19,275,765	20,098,084	58,788,334	60,667,878
Amortization of intangible assets	470,409	463,769	1,409,015	1,385,892
Product royalties	50,054	26,980	168,142	(290,380)

Gross profit	10,891,498	5,303,650	26,934,218	19,564,277

Research and development expenses	2,911,530	1,854,216	7,850,744	5,557,296
Selling, general, and administrative expenses	5,616,186	4,279,502	14,779,953	11,755,062

Operating income (loss)	2,363,782	(830,068)	4,303,521	2,251,919

Other income (expense):
Foreign currency (loss) gain	(3,308)	1,529	(5,804)	5,494
(Loss) gain on sale of assets	-	(17,565)	3,536	(16,299)
Realized gain on investments	361,059	59,689	214,696	74,454
Unrealized gain (loss) on investments	104,896	(17,898)	(45,776)	(17,898)
Interest and dividend income	28,305	24,744	117,252	39,852
Interest expense	(63,698)	(28,030)	(213,406)	(174,882)
	427,254	22,469	70,498	(89,279)

Income (loss) before income tax expense (benefit)	2,791,036	(807,599)	4,374,019	2,162,640
Income tax expense (benefit)	1,056,684	(449,797)	1,787,999	554,568
Net income (loss)	1,734,352	(357,802)	2,586,020	1,608,072

Less net income attributable to noncontrolling interest	(16,468)	(4,259)	(53,072)	(20,540)

Net income (loss) attributable to Lannett Company, Inc.	$1,717,884	$(362,061)	$2,532,948	$1,587,532

Basic earnings (loss) per common share - Lannett Company, Inc.	$0.06	$(0.01)	$0.09	$0.06

Diluted earnings (loss) per common share - Lannett Company, Inc.	$0.06	$(0.01)	$0.09	$0.06

Basic weighted average number of shares	28,571,062	28,373,436	28,509,595	26,215,510
Diluted weighted average number of shares	28,719,669	28,373,436	28,668,281	26,558,432

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional				Accum. Other
	Shares		Paid-in	Retained	Treasury	Noncontrolling	Comprehensive	Shareholders’
	Issued	Amount	Capital	Earnings	Stock	Interest	Income (Loss)	Equity

Balance, June 30, 2011	28,403,946	$28,404	$97,082,360	$9,287,732	$(872,303)	$139,082	$23,899	$105,689,174

Exercise of stock options	5,000	5	13,945	-	-	-	-	13,950
Shares issued in connection with employee stock purchase plan	50,858	51	177,377	-	-	-	-	177,428
Share based compensation
Restricted stock	-	-	539,887	-	-	-	-	539,887
Stock options	-	-	1,074,100	-	-	-	-	1,074,100
Employee stock purchase plan	-	-	45,414	-	-	-	-	45,414

Shares issued in connection with restricted stock grant	112,500	112	(112)	-	-	-	-	-
Tax shortfall on stock options exercised	-	-	(7,216)	-	-	-	-	(7,216)
Purchase of treasury stock	-	-	-	-	(479,433)	-	-	(479,433)
Distribution to noncontrolling interests	-	-	-	-	-	(19,000)	-	(19,000)
Other comprehensive loss, net of income tax	-	-	-	-	-	-	(43,192)	(43,192)
Net income	-	-	-	2,532,948	-	53,072	-	2,586,020

Balance, March 31, 2012	28,572,304	$28,572	$98,925,755	$11,820,680	$(1,351,736)	$173,154	$(19,293)	$109,577,132

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income	$2,586,020	$1,608,072
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,206,252	3,652,356
Deferred tax expense	1,371,322	3,133,015
Stock compensation expense	1,659,401	1,438,069
Realized gain on investments	(214,696)	(74,454)
Unrealized loss on investments	45,776	17,898
(Gain) loss on sale of assets	(3,536)	16,299
Other noncash expenses	9,510	16,697
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(4,034,729)	3,456,112
Inventories	(1,073,417)	(5,689,291)
Prepaid and income taxes payable	430,798	(3,887,008)
Prepaid expenses and other assets	(559,040)	(34,222)
Accounts payable	(2,624,258)	823,803
Accrued expenses	(183,519)	(2,468,929)
Rebates, chargebacks and returns payable	1,829,949	(1,412,848)
Accrued payroll and payroll related	1,225,219	(5,219,431)
Net cash provided by (used in) operating activities	4,671,052	(4,623,862)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(4,186,417)	(5,663,361)
Proceeds from sale of property, plant and equipment	7,000	8,306
Purchases of investment securities	(18,662,147)	(11,925,702)
Proceeds from sale of investment securities	32,639,069	4,434,800
Net cash provided by (used in) investing activities	9,797,505	(13,145,957)

FINANCING ACTIVITIES:
Proceeds from public stock offering	-	14,950,342
Proceeds from issuance of stock	191,378	397,506
Purchase of treasury stock	(479,433)	(220,890)
Tax shortfall on stock options exercised	(7,216)	(49,917)
Repayments of debt	(400,478)	(4,734,895)
Distribution to noncontrolling interests	(19,000)	(10,000)
Net cash (used in) provided by financing activities	(714,749)	10,332,146

Effect of foreign currency rates on cash and cash equivalents	(41,375)	(8,671)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,712,433	(7,446,344)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,276,735	21,895,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,989,168	$14,449,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$213,062	$235,000
Income taxes (refunded) paid	$(6,905)	$1,363,186

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented. In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, as well as the consolidation of Cody LCI Realty, LLC, a variable interest entity (“VIE”).  See Note 15 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current period financial statement presentation.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2012 and 2011:

For the nine months ended March 31, 2012

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2011	$5,496,911	$2,925,477	$5,142,007	$-	$13,564,395
Actual credits issued related to sales recorded in prior fiscal years	(5,350,016)	(3,083,836)	(3,426,013)	(151,846)	(12,011,711)
Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(54,015)	158,359	-	151,846	256,190
Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	50,391,821	15,405,473	3,566,636	487,945	69,851,875
Actual credits issued related to sales recorded in Fiscal 2012	(44,091,799)	(11,686,661)	-	(487,945)	(56,266,405)
Reserve Balance as of March 31, 2012	$6,392,902	$3,718,812	$5,282,630	$-	$15,394,344

For the nine months ended March 31, 2011

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$-	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,258,862)	(3,946,924)	(3,290,619)	-	(13,496,405)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	-	380,893	-	-	380,893
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	40,105,340	12,276,977	5,602,225	2,739,301	60,723,843
Actual credits issued related to sales recorded in Fiscal 2011	(34,059,033)	(10,144,801)	(2,078,044)	(2,739,301)	(49,021,179)
Reserve Balance as of March 31, 2011	$6,069,572	$2,132,176	$5,634,816	$-	$13,836,564

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,564,395 at June 30, 2011 to $15,394,344 at March 31, 2012.  The increase in total reserves was partially due to an increase in rebate reserves as a result of increased sales, the timing of credits taken, as well as an additional rebate program the Company became obligated under Medicare Part D.  The increase in chargeback reserves is related to sales to major wholesalers resulting in increased inventory levels at wholesaler distribution centers. The activity in the Other category for the nine months ended March 31, 2012 includes shelf-stock, shipping, and other sales adjustments.

The Company ships its products to the warehouses of its wholesale and retail chain customers.  When the Company and a customer enter into an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers.  The Company’s customer will reorder the product as its warehouse is depleted.  The Company generally has no minimum size orders for its customers.  Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory.  As such, the Company’s customers continually reorder the Company’s products.  It is common for the Company’s customers to order the same products on a monthly basis.  For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products.  This is important due to the fact that several generic competitors compete for the consumer demand for a given product.  Availability of inventory ensures that a manufacturer’s product is considered.  Otherwise, retail prescriptions would be filled with competitors’ products.  For this reason, the Company periodically offers incentives to its customers to purchase its products.  These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time.  Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time.  This period of time is generally up to three months.  The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment.  The Company’s products generally have 24 months or 36 months of shelf-life at the time of manufacture.  The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity.  If the Company observes a lack of recent activity, inquiries will be made to such customers regarding the success of the customer’s resale efforts.  The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

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

Fair Value of Financial Instruments - The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, accrued expenses approximate their estimated fair values based upon the short-term nature of these instruments.  The carrying amount of the Company’s debt obligations approximates fair value based on current rates available to the Company on similar debt obligations.

Investment Securities - The Company’s investment securities consist of certificates of deposit, equity securities and marketable debt securities.  The Company’s certificates of deposit are classified as held-to-maturity, its equity securities are classified as trading and all of its marketable debt securities are classified as available-for-sale. Available-for-sale and trading investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded on the consolidated statements of operations.  For available-for-sale investments, unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired. If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established.  There were no securities determined by management to be other-than-temporarily impaired during the nine months ended March 31, 2012 or the fiscal year ended June 30, 2011.

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

As of June 30, 2011, the Company received approval on the MS application, but, as of March 31, 2012, it has not received final determination on whether any of the fee is refundable. The Company’s position is that the value related to the part of the fee that is not refunded is the cost of getting regulatory approval for its MS product and that this value should be properly recorded as an intangible asset based upon approval and amortized over the product’s estimated useful life upon shipment of the product.  The revenues and gross profit margins attained by the Company when it was previously selling its MS product currently substantiate its value as an intangible asset.  As of March 31, 2012, the Company has restarted shipments of the MS product. As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398,400 determined based upon a third party analysis was reclassified to intangible assets upon shipment of the product which commenced in August 2011.

Intangible Assets – In March 2004, the Company entered into an agreement with Jerome Stevens Pharmaceuticals, Inc. (JSP) for the exclusive marketing and distribution rights in the United States to the current line of JSP products in exchange for 4,000,000 shares of the Company’s common stock.  As a result of the JSP agreement, the Company recorded an intangible asset for the exclusive marketing and distribution rights obtained from JSP.  The Company will incur annual amortization expense of approximately $1,785,000 for the JSP intangible asset over the remaining term of the agreement.

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

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased, for $100,000 and future royalty payments, the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. owned the ANDA.  In May 2008, the Company and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control transaction with a third party, this royalty would be reinstated.  In Fiscal 2008, the Company obtained FDA approval to use these proprietary rights.  Accordingly, the Company originally capitalized these purchased product rights as an indefinite lived intangible asset and tested this asset for impairment at least on an annual basis.  During the fourth quarter of fiscal year 2009, it was determined that this intangible asset no longer had an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset is being amortized on a straight line basis prospectively over its 10 year estimated useful life.

In August 2009, the Company acquired eight new ANDAs covering three separate product lines from another generic drug manufacturer for a purchase price of $500,000.  The Company began shipping one of these product lines in October 2010.  Accordingly, the Company allocated $325,000 of the purchase price to this product line, based on the relative fair market values of the acquired ANDAs, which is being amortized on a straight line basis over its 15 year estimated product life. It is expected that the Company will be able to produce one of the other product lines by the first half of the fiscal year ended June 30, 2013.  Since it has no current plans to manufacture the third product line acquired under these new ANDAs, the Company wrote off the purchase price that was allocated to that product line during the fourth quarter of fiscal year 2011 which amounted to $26,000.  Amortization will begin on the remaining $149,000 when the Company starts shipping this product.

An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on assumptions which are considered level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of March 31, 2012 and June 30, 2011, no impairment existed with respect to these non-amortized assets.

As of July 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a MS NDA in February 2010 and received FDA approval on the submission in June 2011.  As of March 31, 2012, the Company has restarted shipments of the MS product, but it has not received final determination on whether any of the filing fee is refundable. As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398,400 determined based upon a third party analysis was reclassified to intangible assets upon shipment of the product which commenced in August 2011.  Amortization began upon shipment of the product in August 2011 over the products estimated 15 year remaining useful life.  Amortization will be adjusted prospectively once the nonrefundable amount is finalized.  See “Other Assets” above.

For the three months ended March 31, 2012 and 2011, the Company incurred amortization expense of approximately $470,000 and $464,000, respectively.  For the nine months ended March 31, 2012 and 2011, the Company incurred amortization expense of approximately $1,409,000 and $1,386,000, respectively.  As of March 31, 2012 and June 30, 2011, accumulated amortization totaled approximately $12,743,000 and $11,334,000, respectively.

Future annual amortization expense consists of the following as of March 31, 2012:

Fiscal Year Ending June 30,	Annual Amortization Expense
2012	$470,411
2013	1,881,639
2014	1,435,472
2015	96,972
2016	96,972
Thereafter	768,555
$4,750,021

The amounts above do not include the non-amortized product line covered by the ANDAs purchased in August 2009 for $149,000 as amortization will begin when the Company starts shipping this product.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the nine months ended March 31, 2012 and 2011 was approximately $26,000 and $23,000, respectively.

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

Segment Information - The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and nine months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

Medical Indication	2012	2011	2012	2011

Migraine Headache	$1,441,975	$1,949,168	$4,601,079	$6,984,922
Prescription Vitamin	-	-	-	1,820,867
Cardiovascular	6,049,949	3,012,168	11,511,861	9,816,836
Thyroid Deficiency	12,542,855	12,330,638	36,788,397	34,897,688
Antibiotic	1,662,408	1,664,403	4,798,040	4,502,155
Pain Management	4,042,947	2,735,294	14,609,187	11,137,244
Glaucoma	993,084	860,415	3,092,604	2,175,635
Gallstone Prevention	1,418,857	1,718,553	4,285,549	4,310,952
Obesity	978,923	842,465	2,570,007	2,500,399
Other	1,556,728	779,379	5,042,985	3,180,969

Total	$30,687,726	$25,892,483	$87,299,709	$81,327,667

Concentration of Market and Credit Risk - The following table identifies certain of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, which accounted for greater than 10% of net sales in either of the three and nine month periods ended March 31, 2012 and 2011, respectively.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2012	2011	2012	2011

Product 1	41%	48%	42%	43%
Product 2	11%	-	-	-
Product 3	9%	12%	9%	12%

The following table identifies certain of the Company’s customers which accounted for greater than 10% of net sales in either of the three and nine month periods ended March 31, 2012 and 2011, respectively.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2012	2011	2012	2011

Customer A	16%	22%	18%	22%
Customer B	11%	12%	9%	11%
Customer C	10%	12%	11%	13%
Customer D	9%	9%	13%	8%

At March 31, 2012 and June 30, 2011, four customers accounted for 64% and 69% of the Company’s accounts receivable balances, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition. Generally, collateral is not required from customers.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts remaining outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible.

Share-based Compensation - The Company recognizes compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.

At March 31, 2012, the Company had four stock-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At March 31, 2012, there were 2,735,813 options outstanding.  Of those, 1,637,850 were options issued under the 2006 LTIP, 892,730 were issued under the 2003 Plan, and 205,233 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125,000 shares were authorized to be issued under the 2003 Plan, with 58,658 shares under options having already been exercised under that plan since its inception, leaving a balance of 173,612 shares in that plan for future issuances.  2,500,000 shares were authorized to be issued under the 2006 LTIP, with 163,500 shares under options having already been exercised under that plan since its inception.  At March 31, 2012, there were 74,177 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 600,178 shares having already vested under that plan since its inception.  At March 31, 2012, a balance of 24,295 shares is available in the 2006 LTIP for future issuances.

In January 2011, the shareholders of the Company approved a new stock option and restricted stock award plan, the 2011 LTIP, which authorized 1,500,000 new shares of common stock for future issuances under this plan.  As of March 31, 2012, no shares have been issued under this plan.

During the nine months ended March 31, 2012, the Company awarded 35,000 shares of fully vested restricted stock to Board members under the 2006 LTIP.  Stock compensation expense of $0 and $126,750 was recognized during the three and nine months ended March 31, 2012, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2010, the Company awarded 237,500 shares of restricted stock to management employees under the 2006 LTIP which vest in equal portions on October 29, 2010, 2011 and 2012.  Stock compensation expense of $124,013 and $126,593 was recognized during the three months ended March 31, 2012 and 2011, respectively, related to these shares of restricted stock. Stock compensation expense of $413,137 and $406,808 was recognized during the nine months ended March 31, 2012 and 2011, respectively, related to these shares of restricted stock.

During the fiscal year ended June 30, 2008, the Company awarded 209,264 shares of restricted stock to management employees under the 2006 LTIP, of which 74,464 of these shares vested 100% on January 1, 2008, and the remainder vested in equal portions on September 18, 2008, 2009 and 2010.  Stock compensation expense of $29,968 was recognized during the nine months ended March 31, 2011 related to these shares of restricted stock.

The Company measures the fair value of share-based compensation cost for options using the Black-Scholes option pricing model.

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted and the estimated forfeiture rates during the nine months ended March 31:

	Incentive Stock Options	Non-qualified Stock Options	Incentive Stock Options	Non-qualified Stock Options
	FY 2012	FY 2012	FY 2011	FY 2011
Risk-free interest rate	1.1%	1.0%	-%	-%
Expected volatility	63.5%	63.9%	-%	-%
Expected dividend yield	-%	-%	-%	-%
Forfeiture rate	7.50%	7.50%	-%	-%
Expected term	5.2 years	5.1 years	n/a	n/a
Weighted average fair value at date of grant	$2.03	$1.98	$-	$-

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

The following table presents all share-based compensation costs recognized in our statements of operations, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Stock based compensation
Stock options	$346,905	$212,916	$1,074,100	$770,534
Employee stock purchase plan	26,736	24,292	45,414	48,584
Restricted stock	124,013	308,768	539,887	618,951
Tax benefit at statutory rate	30,606	16,895	98,866	70,003

Options outstanding that have vested and are expected to vest as of March 31, 2012 are as follows:

	Awards	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Options vested	1,702,961	$ 7.72	$196,352	4.6
Options expected to vest	939,929	$ 4.35	$400,470	9.0
Total vested and expected to vest	2,642,890	$ 6.52	$596,822	6.2

A summary of nonvested restricted stock award activity as of March 31, 2012 and changes during the nine months then ended, is presented below:

	Awards	Weighted Average Grant Date Fair Value

Nonvested at July 1, 2011	155,011	$1,075,776

Granted	35,000	126,750

Vested	(112,500)	(664,600)

Forfeited	(3,334)	(23,138)

Nonvested at March 31, 2012	74,177	$514,788

A summary of award activity under the Plans as of March 31, 2012 and 2011, and changes during the nine months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life
Outstanding at July 1, 2011	1,195,716	$ 6.19			749,597	$9.77
Granted	714,185	$ 3.74			118,815	$3.65
Exercised	(5,000)	$ 2.79			-	$-
Forfeited, expired or repurchased	(37,500)	$ 5.50			-	$-
Outstanding at March 31, 2012	1,867,401	$ 5.28	$ 522,881	7.1	868,412	$8.93	$ 119,201	4.5
Outstanding at March 31, 2012 and not yet vested	887,919	$ 4.33	$ 377,231	9.0	144,933	$4.25	$ 68,499	9.1
Exercisable at March 31, 2012	979,482	$ 6.13	$ 145,650	5.4	723,479	$9.87	$ 50,702	3.6

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life	Awards	Price	Value	Life
Outstanding at July 1, 2010	1,309,254	$ 6.11			749,597	$9.77
Granted	-	$ -			-	$-
Exercised	(59,200)	$ 3.88			-	$-
Forfeited, expired or repurchased	(37,285)	$ 7.92			-	$-
Outstanding at March 31, 2011	1,212,769	$ 6.17	$ 737,617	6.8	749,597	$9.77	$ 225,865	4.7
Outstanding at March 31, 2011 and not yet vested	428,677	$ 6.36	$ 143,105	8.4	76,082	$6.99	-	8.6
Exercisable at March 31, 2011	784,092	$ 6.07	$ 594,512	5.9	673,515	$10.08	$ 225,865	4.3

Options with a fair value of $944,711 vested during the nine months ended March 31, 2012.  As of March 31, 2012, there was $1,832,879 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.7 years.  The Company issues new shares when stock options are exercised.

Earnings(Loss) per Common Share – A dual presentation of basic and diluted earnings (loss) per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic earnings per share to diluted earnings per share.  Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.  Dilutive shares are excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings (loss) per share follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012		2011		2012		2011
	Net Income Attributable to Lannett	Shares	Net Income Attributable to Lannett	Shares	Net Income Attributable to Lannett	Shares	Net Income Attributable to Lannett	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic earnings (loss) per share factors	$1,717,884	28,571,062	$(362,061)	28,373,436	$2,532,948	28,509,595	$1,587,532	26,215,510

Effect of potentially dilutive option and restricted stock plans	-	148,607	-	-	-	158,686	-	342,922

Diluted earnings (loss) per share factors	$1,717,884	28,719,669	$(362,061)	28,373,436	$2,532,948	28,668,281	$1,587,532	26,558,432

Basic earnings (loss) per share	$0.06		$(0.01)		$0.09		$0.06
Diluted earnings (loss) per share	$0.06		$(0.01)		$0.09		$0.06

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011 were 2,307,131 and 2,117,377, respectively. The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2012 and 2011 were 2,307,131 and 1,405,879, respectively.

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

Inventories consist of the following:

	March 31, 2012	June 30, 2011

Raw materials	$ 10,970,813	$ 11,810,564
Work-in-process	3,414,588	2,430,108
Finished goods	12,399,745	11,636,942
Packaging supplies	1,190,792	1,024,907
	$ 27,975,938	$ 26,902,521

The preceding amounts are net of excess and obsolete inventory reserves of $1,604,021 and $3,486,450 at March 31, 2012 and June 30, 2011, respectively.

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

Although the Company received FDA approval to begin selling Morphine Sulfate Oral Solution in June 2011, the Company had approximately $2,063,000 of Morphine Sulfate Oral Solution finished goods inventory value which was fully reserved as of June 30, 2011 and subsequently scrapped during the first quarter of Fiscal 2012.  Lannett also has approximately $2,792,554 of net inventory value at March 31, 2012 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution.

Note 5.  Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $934,000 and $822,000, respectively. Depreciation expense for the nine months ended March 31, 2012 and 2011 was approximately $2,797,000 and $2,266,000, respectively.

Property, plant and equipment consist of the following:

		March 31,	June 30,
	Useful Lives	2012	2011
Land	-	$1,350,499	$1,350,499
Building and improvements	10 - 39 years	25,785,643	25,476,506
Machinery and equipment	5 - 10 years	29,789,894	26,555,033
Furniture and fixtures	5 - 7 years	1,255,221	1,134,191
		$58,181,257	$54,516,229
Accumulated depreciation		(27,371,657)	(24,586,448)
		$30,809,600	$29,929,781

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company does not have any Level 3 investment securities as of March 31, 2012 or June 30, 2011.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities are summarized as follows:

March 31, 2012

Trading	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 5,485,006	$ 86,043	$ -	$ 5,571,049

June 30, 2011

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Bonds	$179,507	$3,028	-	$182,535

Trading
Equity securities	7,067,677	131,819	-	7,199,496

Held-to -Maturity
Certificates of Deposit	12,000,048	-	-	12,000,048

Total	$19,247,232	$134,847	$-	$19,382,079

The Company uses the specific identification method to determine the cost of securities sold. For the three months ended March 31, 2012, the Company had gains on investments of $465,955, of which $361,059 was realized gains and $104,896 was unrealized gains. For the nine months ended March 31, 2012, the Company had gains on investments of $168,920, of which $214,696 was realized gains and $45,776 was unrealized losses. For the three months ended March 31, 2011, the Company had gains on investments of $41,791, of which $59,689 was realized gains and $17,898 was unrealized losses.  For the nine months ended March 31, 2011, the Company had gains on investments $56,556, of which $74,454 was realized gains and $17,898 was unrealized losses.

As of June 30, 2011, the available-for-sale and held-to-maturity investment securities were due in one year or less.  As of March 31, 2012 and June 30, 2011, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of March 31, 2012, securities with an aggregate fair value of $1,798,458 were in an unrealized loss position totaling $141,609.  No individual securities were in a continuous unrealized loss position for more than 12 months.

Note 7. Bank Line of Credit

The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00% (2.24% at March 31, 2012).  Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at March 31, 2012 and June 30, 2011.  As of March 31, 2012 and June 30, 2011, the Company had $2,995,000 of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of March 31, 2012, the Company was in compliance with the financial covenants under the agreement.

Note 8.  Long-Term Debt

Long-term debt consists of the following:

	March 31,	June 30,
	2012	2011
Pennsylvania Industrial Development Authority loan	$797,333	$856,549
Tax-exempt bond loan (PAID)	425,000	425,000
Wells Fargo N.A. Townsend Road mortgage	2,869,245	3,022,046
PIDA Townsend Road mortgage	1,924,410	2,000,000
First National Bank of Cody mortgage	1,405,465	1,518,336

Total debt	7,421,453	7,821,931
Less current portion	639,591	629,435

Long term debt	$6,781,862	$7,192,496

Current Portion of Long Term Debt	March 31,	June 30,
	2012	2011
Pennsylvania Industrial Development Authority loan	$80,877	$79,228
Tax-exempt bond loan (PAID)	135,000	135,000
Wells Fargo N.A. Townsend Road mortgage	203,733	203,733
PIDA Townsend Road mortgage	104,283	101,262
First National Bank of Cody mortgage	115,698	110,212

Total current portion of long term debt	$639,591	$629,435

The Company financed $1,250,000 through the Pennsylvania Industrial Development Authority (PIDA).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2012 and June 30, 2011 was 0.40% and 0.40%, respectively.

During the third and fourth quarters of Fiscal 2011, the Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at March 31, 2012 and June 30, 2011 was 3.19% and 3.14%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011. As of March 31, 2012, the Company was in compliance with the financial covenants under the loan agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a VIE called Cody LCI Realty, LLC.  See Note 15, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2012 and June 30, 2011, the effective rate was 4.50%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ending March 31 are as follows:

Twelve Month	Amounts Payable to
Periods	Institutions

2013	$639,591
2014	515,851
2015	527,797
2016	540,255
2017	553,219
Thereafter	4,644,740

$7,421,453

Note 9.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is in the discovery phase and is scheduled to be heard in June 2012.  Olive also filed a lawsuit against the

Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company has engaged Indian counsel and is actively defending that suit.  On October 13, 2011 the Indian court dismissed the lawsuit brought by Olive.  Thereafter, Olive filed a Writ Petition with Bombay High Court seeking to reverse the decision of the court in Daman, India, which dismissed Olive’s lawsuit.  The Bombay High Court heard argument on the matter in January 2012.  On March 7, 2012, the Bombay High Court issued its ruling, affirming the decision of the court in Daman, India and dismissing the Olive lawsuit.  On or about April 2, 2012, Olive filed a Special Leave Petition with the Indian Supreme Court, challenging the ruling of the Bombay High Court.  The Indian Supreme Court has not yet taken up the matter.

Note 10.   Commitments

Leases

Lannett’s subsidiary, Cody leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities. Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 15.

Rental and lease expense for the three months ended March 31, 2012 and 2011 was approximately $19,000 and $22,000, respectively. Rental and lease expense for the nine months ended March 31, 2012 and 2011 was approximately $68,000 and $68,000, respectively.

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

Effective August 1, 2011, Keith R. Ruck, the former Vice President of Finance and Chief Financial Officer of the Company, separated his employment from the Company.  Mr. Ruck entered into a Separation Agreement and Release with the Company dated August 1, 2011, pursuant to which he received seven months base salary totaling $110,833, medical benefits and vesting of outstanding options and previously awarded restricted stock grants.

Note 11.  Comprehensive Income (loss)

The Company’s other comprehensive (loss) income is comprised of unrealized losses on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  There is no other comprehensive income (loss) attributable to the noncontrolling interest.

The components of comprehensive income (loss) and related taxes consisted of the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011

Net income (loss)	$ 1,734,352	$ (357,802)	$ 2,586,020	$ 1,608,072
Foreign currency translation adjustments	(6,594)	(16,120)	(41,375)	(8,671)
Unrealized holding loss on securities	(1,299)	(1,690)	(3,028)	(13,424)
Tax effect	520	676	1,211	5,369

Total Other Comprehensive Loss	(7,373)	(17,134)	(43,192)	(16,726)

Total Comprehensive Income (loss)	$ 1,726,979	$ (374,936)	$ 2,542,828	$ 1,591,346

Note 12.   Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2012 and 2011 were $85,000 and $79,000, respectively. For the nine months ended March 31, 2012 and 2011, contributions to the Plan were $243,000 and $302,000, respectively.

Note 13.   Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125,000 shares of the Company’s common stock for issuance under the ESPP.  As of March 31, 2012, 319,419 shares have been issued under the ESPP.  Compensation expense of $26,736 and $24,292 relating to the ESPP was recognized for the three months ended March 31, 2012 and 2011, respectively. Compensation expense of $45,414 and $48,584 relating to the ESPP was recognized for the nine months ended March 31, 2012 and 2011, respectively.

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

The provision for federal, state and local income taxes for the three months ended March 31, 2012 and 2011 was tax expense (benefit) of $1,056,684 and $(449,797), respectively, with effective tax rates of 38% and 56%, respectively. The provision for federal, state and local income taxes for the nine months ended March 31, 2012 and 2011 was tax expense of $1,787,999 and $554,568, respectively, with effective tax rates of 41% and 26%, respectively. The effective tax rate for the three and nine months ended March 31, 2012 includes the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2012 partially offset by the impact of income tax credits.  The effective tax rate for the three and nine months ended March 31, 2011 includes the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS recorded in the prior year period ended December 31, 2010, partially offset by the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011. The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2012.

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

As of March 31, 2012 and June 30, 2011, the Company reported total unrecognized tax benefits of $298,666 and $208,792, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2012 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2012 and June 30, 2011. The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

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

Note 15. Consolidation of Variable Interest Entity

Lannett consolidates any VIE of which it is the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in the March 31, 2012 and June 30, 2011 balance sheets are consolidated VIE assets of approximately $1.8 million, which are comprised mainly of land and building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.4 million and $1.5 million at March 31, 2012 and June 30, 2011, respectively. Cody LCI Realty LLC (“Realty”) is the only VIE that is consolidated.  Realty had been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 joint venture with a former shareholder of Cody.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE.  The risks associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $20,000 per month. All intercompany rent expense and income is eliminated upon consolidation with Cody.  The Company is not involved in any other VIE.

Note 16.  Related Party Transactions

The Company had sales of approximately $330,000 and $184,000 during the three months ended March 31, 2012 and 2011, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”). Sales to Auburn for the nine months ended March 31, 2012 and 2011 were approximately $456,000 and $658,000, respectively.  Jeffrey Farber (the “related party”), who is a current board member and the son of William Farber, the Chairman Emeritus of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $270,000 and $259,000 at March 31, 2012 and June 30, 2011, respectively.  In the

Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. (“Pharmeral”) owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Accordingly, the Company originally capitalized these rights as an indefinite lived intangible asset and tested this asset for impairment at least on an annual basis.  During the fourth quarter of Fiscal 2009, it was determined that this intangible asset no longer has an indefinite life.  No impairment existed because the estimated fair value exceeded the carrying amount on that date. Accordingly, the $100,000 carrying amount of this intangible asset is being amortized on a straight line basis prospectively over its 10 year estimated useful life.

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

Lannett Company, Inc. paid a management consultant who is related to Mr. Bedrosian $26,400 in fees and $3,613 in reimbursable expenses during the three months ended March 31, 2012 and $30,660 in fees during the three months ended March 31, 2011.  The Company paid this consultant $78,800 in fees and $14,996 in reimbursable expenses during the nine months ended March 31, 2012 and $103,600 in fees and $8,079 in reimbursable expenses during the nine months ended March 31, 2011.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2013. In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 17.  Material Contract with Supplier

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 63% and 59% of the Company’s inventory purchases during the three and nine months ended March 31, 2012 and approximately 72% and 64% during the three and nine months ended March 31, 2011, respectively.  In March 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4,000,000 shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate capsules, Digoxin tablets and Levothyroxine Sodium tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the American Stock Exchange, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of March 31, 2012, JSP has not exercised the nomination provision of the agreement.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2012 and 2011:

For the nine months ended March 31, 2012

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2011	$5,496,911	$2,925,477	$5,142,007	$-	$13,564,395
Actual credits issued related to sales recorded in prior fiscal years	(5,350,016)	(3,083,836)	(3,426,013)	(151,846)	(12,011,711)
Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(54,015)	158,359	-	151,846	256,190
Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	50,391,821	15,405,473	3,566,636	487,945	69,851,875
Actual credits issued related to sales recorded in Fiscal 2012	(44,091,799)	(11,686,661)	-	(487,945)	(56,266,405)
Reserve Balance as of March 31, 2012	$6,392,902	$3,718,812	$5,282,630	$-	$15,394,344

For the nine months ended March 31, 2011

Reserve Category	Chargebacks	Rebates	Returns	Other	Total

Reserve Balance as of June 30, 2010	$6,282,127	$3,566,031	$5,401,254	$-	$15,249,412
Actual credits issued related to sales recorded in prior fiscal years	(6,258,862)	(3,946,924)	(3,290,619)	-	(13,496,405)
Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	-	380,893	-	-	380,893
Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	40,105,340	12,276,977	5,602,225	2,739,301	60,723,843
Actual credits issued related to sales recorded in Fiscal 2011	(34,059,033)	(10,144,801)	(2,078,044)	(2,739,301)	(49,021,179)
Reserve Balance as of March 31, 2011	$6,069,572	$2,132,176	$5,634,816	$-	$13,836,564

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,564,395 at June 30, 2011 to $15,394,344 at March 31, 2012.  The increase in total reserves was partially due to an increase in rebate reserves as a result of increased sales, the timing of credits taken, as well as an additional rebate program the Company became obligated under Medicare Part D.  The increase in chargeback reserves is related to sales to major wholesalers resulting in increased inventory levels at wholesaler distribution centers. The activity in the Other category for the nine months ended March 31, 2012 includes shelf-stock, shipping, and other sales adjustments.

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

Approximately $12,011,711 or 89% of the reserve balance from June 30, 2011 has been processed through the first nine months of Fiscal 2012. Management estimates reserves based on sales mix.  A comparison to wholesaler inventory reports is performed quarterly, in order to justify the balance of unclaimed chargebacks and rebates.  The Company has historically found a direct correlation between the calculation of the reserve based on sales mix, and the wholesaler inventory analysis.

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

The following table shows the results of these calculations as of the relevant periods:

	3/31/12	6/30/11	3/31/11
DSO (in days)	63	64	65

The level of DSO at March 31, 2012 is consistent with the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

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

Consolidation of Variable Interest Entity – The Company consolidates any Variable Interest Entity (“VIE”) of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in the March 31, 2012 and June 30, 2011 balance sheets are consolidated VIE assets of approximately $1.8 million, which is comprised mainly of land and a building. VIE liabilities consist of a mortgage on that property in the amount of approximately $1.4 million and $1.5 million at March 31, 2012 and June 30, 2011, respectively. This VIE was initially consolidated by Cody, as Cody has been the primary beneficiary.  Cody has then been consolidated within Lannett’s financial statements since its acquisition in April 2007.

Results of Operations - Three months ended March 31, 2012 compared with three months ended March 31, 2011

Net sales for the three months ended March 31, 2012 (“Fiscal 2012”) increased 19% to $30,688,000 from $25,892,000 for the three months ended March 31, 2011 (“Fiscal 2011”). The following factors contributed to the $4,796,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Cardiovascular	110%	-9%
Glaucoma	3%	13%
Gallstone Prevention	-10%	-8%
Obesity	16%	-
Antibiotics	42%	-42%
Thyroid Deficiency	-	1%
Pain Management	8%	40%
Migraine Headache	-26%	-

Sales of drugs for cardiovascular treatment increased by approximately $3,038,000 for the three months ended March 31, 2012 compared to March 31, 2011 mainly due to a recently approved product for the treatment of hypertension which commenced shipping at the end of December 2011. Sales of drugs used for pain management increased approximately $1,308,000 for the three months ended March 31, 2012 compared to March 31, 2011. The increase in sales of pain management drugs was due mainly due to  an increase in sales of Morphine Sulfate Oral Solution, an increase in both price and volume for Oxycodone  partially offset by a decrease in volume shipped of Hydromorphone.  The Company commenced shipments of Morphine Sulfate Oral Solution in the first quarter of fiscal year 2012 based on its June 2011 FDA approval.

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,

Customer Category	2012	2011

Wholesaler/ Distributor	$16,709,000	$14,254,000
Retail Chain	11,243,000	10,771,000
Mail-Order Pharmacy	2,736,000	867,000

Total	$30,688,000	$25,892,000

The sales to wholesaler/distributor increased primarily as a result of an increase in demand for pain management products discussed above.  Mail-order pharmacy sales increased primarily as a result of increased sales due to a recently approved product for the treatment of hypertension which commenced shipping in January 2012.

Cost of sales for the third quarter decreased 4% to $19,796,000 in Fiscal 2012 from $20,589,000 in Fiscal 2011.  The decrease primarily reflected the impact of a change in product mix, manufacturing efficiencies, partially offset by the impact of the 19% increase in sales discussed above.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the third quarter of Fiscal 2012 and Fiscal 2011 were 35% and 20%, respectively. Gross profit percentage increased primarily due a change in the mix of products sold as discussed above, in addition to manufacturing efficiencies.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the third quarter increased 57% to $2,912,000 for Fiscal 2012 from $1,854,000 for Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period, in addition to increased internal research and development activities.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the third quarter increased 31% to $5,616,000 in Fiscal 2012 from $4,280,000 in Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period, outsourced sales and marketing expenses, in addition to an increase in legal costs incurred in the third quarter of Fiscal 2012.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the third quarter of Fiscal 2012 increased to $64,000 compared to $28,000 in Fiscal 2011 due to higher levels of long-term debt.  Interest and dividend income totaling $28,000 in Fiscal 2012 remained relatively flat compared to $25,000 in Fiscal 2011. The Company recorded gains on trading investment securities during the third quarter of Fiscal 2012 totaling $466,000, of which $105,000 was unrealized gains and $361,000 was realized gains.

The Company recorded income tax expense in the third quarter of 2012 of $1,057,000 compared to an income tax benefit of $450,000 in the third quarter of Fiscal 2011.  The effective tax rate for the three months ended March 31, 2012 was 38%, compared to 56% for the three months ended March 31, 2011.  The effective tax rate for the three months ended March 31, 2012 includes the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2012 partially offset by the impact of income tax credits.  The effective tax rate for the three months ended March 31, 2011 includes the impact of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS recorded in the prior year period ended December 31, 2010, partially offset by the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011.  The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2012.

The Company reported a net income attributable to Lannett of approximately $1,718,000 in the third quarter of Fiscal 2012, or $0.06 basic and diluted earnings per share, as compared to net loss attributable to Lannett of approximately $362,000 in the third quarter Fiscal 2011, or $0.01 basic and diluted loss per share.

Results of Operations - Nine months ended March 31, 2012 compared with nine months ended March 31, 2011

Net sales for the nine months ended March 31, 2012 (“Fiscal 2012”) increased 7% to $87,300,000 from $81,328,000 for the nine months ended March 31, 2011 (“Fiscal 2011”). The following factors contributed to the $5,972,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Cardiovascular	37%	-20%
Glaucoma	15%	28%
Gallstone Prevention	22%	-22%
Obesity	-28%	30%
Antibiotics	64%	-58%
Thyroid Deficiency	8%	-2%
Pain Management	5%	26%
Migraine Headache	-31%	-3%

Sales of drugs used for pain management increased $3,472,000 for the nine months ended March 31, 2012 compared to March 31, 2011. The increase in sales of pain management drugs was due mainly to a price increase as well as additional volume of C-Topical Solution shipped to wholesale distributors.  The Company also commenced shipments of Morphine Sulfate Oral Solution in the first quarter of fiscal year 2012 based on its June 2011 FDA approval which contributed to the overall increase in pain management sales. Partially offsetting these increases was a decrease in volume of Oxycodone shipped.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $1,891,000 for the nine months ended March 31, 2012 compared to March 31, 2011 primarily as a result of increased sales volume to one of our major retail customers, partially offset by a decrease in price related to a Medicare Part D coverage gap rebate totaling approximately $1,323,000.  Sales of drugs for cardiovascular treatment increased by approximately $1,695,000 for the nine months ended March 31, 2012 compared to March 31, 2011 mainly due to a recently approved product for the treatment of hypertension which commenced shipping at the end of December 2011 partially offset by a competitive price reduction for another cardiovascular product during the third quarter of fiscal 2011 in order to retain one of our major customers.  Sales of drugs for anti-psychosis treatment increased by approximately $928,000 for the nine months ended March 31, 2012 compared to March 31, 2011 mainly due to the Loxapine product launch.  Additional sales can also be attributed to drugs used for the treatment of glaucoma prevention which accounted for an increase in net sales of $917,000 for the nine months ended March 31, 2012 compared to March 31, 2011.  The overall increase in sales was partially offset by a decrease in prescription vitamins which decreased by approximately $1,821,000 due to the settlement agreement reached with KV on December 15, 2010 which required the Company to cease selling products covered by the licensed patents.  Also, sales of drugs used for the treatment of migraine headaches decreased by approximately $2,384,000 for the nine months ended March 31, 2012 compared to March 31, 2011 primarily as a result of decreased volumes to both chain drug stores and wholesale distributors.

The Company sells its products to customers in various categories.  The table below identifies the Company’s net sales to each category for the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,

Customer Category	2012	2011

Wholesaler/ Distributor	$49,144,000	$43,841,000
Retail Chain	33,247,000	34,577,000
Mail-Order Pharmacy	4,909,000	2,910,000

Total	$87,300,000	$81,328,000

The sales to wholesaler/distributor increased primarily as a result of the increase in sales of pain management products discussed above, partially offset by a decrease in demand for migraine headache products for which the company is no longer the primary supplier.  The sales to retail chains decreased due to the discontinuation of sales of prescription vitamins as a result of the agreement reached with KV which required the Company to cease selling products covered by the licensed patents as discussed above, lower volumes of drugs used for the treatment of migraine headaches, in addition to a Medicare Part D coverage gap rebate totaling approximately $1,323,000 related to sales of drugs used for the treatment of thyroid deficiency. Mail-order pharmacy sales increased primarily as a result of increased sales due to a recently approved product for the treatment of hypertension which commenced shipping in January 2012.

Cost of sales for the first nine months decreased 2% to $60,365,000 in Fiscal 2012 from $61,763,000 in Fiscal 2011.  The decrease primarily reflected the impact of a change in product mix, manufacturing efficiencies, partially offset by the impact of the 7% increase in sales discussed above.  Cost of sales for Fiscal 2011 included additional inventory reserves totaling approximately $1,546,000 related to Morphine Sulfate Oral Solution and the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV in December 2010.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first nine months of Fiscal 2012 and Fiscal 2011 were 31% and 24%, respectively.  Gross profit percentage increased due a change in the mix of products sold as discussed above, in addition to manufacturing efficiencies.  Gross profit margins in Fiscal 2011 were negatively impacted by additional inventory reserves totaling approximately $1,546,000 related to Morphine Sulfate Oral Solution partially offset by the reversal of royalty expense totaling approximately $618,000 as a result of the settlement agreement reached with KV in December 2010.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses in the first nine months increased 41% to $7,851,000 for Fiscal 2012 from $5,557,000 for Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period, in addition to increased internal research and development activities partially offset by a decrease in costs related to biostudies as a result of the timing of milestone achievements for costs of products in development.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the first nine months increased 26% to $14,780,000 in Fiscal 2012 from $11,755,000 in Fiscal 2011.  The increase is primarily due to compensation related costs incurred in Fiscal 2012 but not incurred in the Fiscal 2011 period, in addition to an increase in outsourced sales and marketing expenses.  Fiscal 2011 includes the reversal of the remaining Fiscal 2010 accrued bonuses totaling $1,391,000, of which $1,010,000 was included in SG&A.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the first nine months of Fiscal 2012 totaling $213,000 remained relatively flat compared to $175,000 in Fiscal 2011.  Interest and dividend income in the first nine months increased to $117,000 in Fiscal 2012 from $40,000 in Fiscal 2011 due to higher dividends earned on larger investment securities balances.  The Company recorded gains on trading investment securities during the first nine months of Fiscal 2012 totaling $169,000, of which $46,000 was unrealized losses and $215,000 was realized gains.

The Company recorded income tax expense in the first nine months of 2012 of $1,788,000 compared to income tax expense of $555,000 in the first nine months of Fiscal 2011. The effective tax rate for the nine months ended March 31, 2012 was 41%, compared to 26% for the nine months ended March 31, 2011.  The effective tax rate for the nine months ended March 31, 2012 includes the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2012 partially offset by the impact of income tax credits.  The effective tax rate for the nine months ended March 31, 2012 was higher than the effective rate compared to the nine months ended March 31, 2011 due primarily to the impact in Fiscal 2011 of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $263,793 related to a settlement with the IRS recorded in the prior year period ended December 31, 2010, partially offset by the impact of nondeductible incentive stock option compensation expenses relative to the expected pretax income for Fiscal 2011.  The Company expects its overall effective tax rate will be approximately 40% to 42% for the full year ended June 30, 2012.

The Company reported a net income attributable to Lannett of approximately $2,533,000 in the first nine months of Fiscal 2012, or $0.09 basic and diluted earnings per share, as compared to net income attributable to Lannett of approximately $1,588,000 in the first nine months of Fiscal 2011, or $0.06 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2012, working capital was $64,462,000 as compared to $59,282,000 at June 30, 2011, an increase of $5,180,000.

Net cash provided by operating activities of $4,671,000 in the first nine months of Fiscal 2012 reflected net income of $2,586,000, after adjusting for non-cash items of $7,074,000, as well as cash used by changes in operating assets and liabilities of $4,989,000  Significant changes in operating assets and liabilities are comprised of:

•	An increase in trade accounts receivable of $4,035,000 primarily as a result of increased sales at the end of the third quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011.
•

An increase in inventories of $1,073,000 primarily due to the timing of fulfillment of customer orders, inventory on hand related to new product approvals and additional quota received from the DEA for controlled substances.

•	An increase in prepaid expenses and other current assets of $559,000 primarily related to annual filings fees paid to the FDA as well as insurance premium renewals.
•	A decrease in accounts payable of $2,624,000 due to the timing of payments at the end of the quarter.
•

An increase in rebates, chargebacks and returns payable of $1,830,000 primarily due to an increase in rebate reserves as a result of increased sales, the timing of credits taken, as well as an additional rebate program the Company became obligated under Medicare Part D, and an increase in chargeback reserves due primarily to an increase in inventory levels at wholesaler distribution centers.

•	An increase in accrued payroll and payroll related costs of $1,225,000 primarily related to accrued incentive related costs in Fiscal 2012.

Net cash provided by investing activities of $9,798,000 for the nine months ended March 31, 2012 is mainly the result of proceeds of $32,639,000 from the sale of investment securities partially offset by purchases of investment securities of $18,662,000 and purchases of property, plant and equipment of $4,186,000.

Net cash used in financing activities of $715,000 for the nine months ended March 31, 2012 was primarily due to the purchase of shares of treasury stock, pursuant to the Company’s share repurchase program, totaling $479,000, partially offset by proceeds from the issuance of stock related to employee stock plans of $191,000.  Additional financing activities included scheduled debt repayments of $400,000.

Long-term debt amounts due, for the twelve month periods ended March 31 are as follows:

Twelve Month Periods	Amounts Payable to Institutions

2013	$639,591
2014	515,851
2015	527,797
2016	540,255
2017	553,219
Thereafter	4,644,740

$7,421,453

The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00% (2.24% at March 31, 2012).  Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at March 31, 2012 and June 30, 2011.  As of March 31, 2012 and June 30, 2011, the Company had $2,995,000 of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of March 31, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% percent per annum.  The PIDA Loan has $797,333 outstanding as of March 31, 2012 with $80,877 currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2012 and June 30, 2011 was 0.40% and 0.40%, respectively.  At March 31, 2012, the Company has $425,000 outstanding on the Authority loan, of which $135,000 is classified as currently due.  The remainder is classified as a long-term liability. In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At March 31, 2012, no portion of the letter of credit has been utilized.

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at March 31, 2012 and June 30, 2011 was 3.19% and 3.14%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  At March 31, 2012, the Company has $2,869,245 outstanding on the Wells Fargo portion of the loan, of which $203,733 is classified as currently due. The PIDA Loan has $1,924,410 outstanding as of March 31, 2012 with $104,283 currently due. As of March 31, 2012, the Company was in compliance with the financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a VIE, for which Cody Labs is the primary beneficiary.  See note 15 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2012, $1,405,465 is outstanding under the mortgage loan, of which $115,698 is classified as currently due with a rate of 4.5%. The mortgage is collateralized by the land and building.

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

The Company anticipates that the demand for narcotics and controlled drugs will continue to grow with the “Baby Boomer” generation demographics and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotic area. The sale of pain management products approximated 14% of Net Sales for the Fiscal 2011.  Due to the FDA’s actions against Morphine Sulfate Oral Solution and a slowdown in the demand for one other product that is manufactured at Cody, Lannett incurred a decrease in the percentage of sales related to pain management products during Fiscal 2011. Since the Company received the FDA approval for its 505(b)(2) New Drug Application for Morphine Sulfate Oral Solution in June 2011, the Company expects the portion of net sales related to pain management products to increase again.  The sale of pain management products approximated 17% of Net Sales for the first nine months of Fiscal 2012.

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

ITEM 3.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00% (2.24% at March 31, 2012).  Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at March 31, 2012 and June 30, 2011.  As of March 31, 2012 and June 30, 2011, the Company had $2,995,000 of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of March 31, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company has negotiated a set of mortgages on its new Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the One Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at March 31, 2012 and June 30, 2011 was 3.19% and 3.14%, respectively.  At March 31, 2012, the Company has $2,869,245 outstanding on the loan, of which $203,733 is classified as currently due.

A mortgage loan with First National Bank of Cody related to the purchase of land and building by Cody LCI Realty, LLC, a variable interest entity, has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $14,782.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2012, $1,405,465 is outstanding under the mortgage loan with a rate of 4.5%.  The mortgage is collateralized by the land and building.

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

Change in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company seeks damages in excess of $3.5 million. Olive has denied liability and filed a counterclaim in February 2010 for breach of contract.  The arbitration proceeding is in the discovery phase and is scheduled to be heard in June 2012.  Olive also filed a lawsuit against the Company in December 2010 in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company has engaged Indian counsel and is actively defending that suit.  On October 13, 2011 the Indian court dismissed the lawsuit brought by Olive.  Thereafter, Olive filed a Writ Petition with Bombay High Court seeking to reverse the decision of the court in Daman, India, which dismissed Olive’s lawsuit.  The Bombay High Court heard argument on the matter in January 2012.  On March 7, 2012, the Bombay High Court issued its ruling, affirming the decision of the court in Daman, India and dismissing the Olive lawsuit.  On or about April 2, 2012, Olive filed a Special Leave Petition with the Indian Supreme Court, challenging the ruling of the Bombay High Court.  The Indian Supreme Court has not yet taken up the matter.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: May 9, 2012	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: May 9, 2012	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance and Chief Financial Officer

Dated: May 9, 2012	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101

The following financial statements and notes from the Lannett Company, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statement of changes in shareholders’ equity, (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.*

________________________

*   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those