Form 10-K
period 2012-06-30
LANNETT CO INC
filed 2012-09-12
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2011 was $72,293,776 based on the closing price of the stock on the NYSE MKT.

As of August 31, 2012, there were 28,314,697 shares of the registrant’s common stock, $.001 par value, outstanding.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Annual Report on Form 10-K contains forward-looking statements in “Item 1A — Risk Factors”, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other statements throughout the report.  Any statements made in this Annual Report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to them at this time.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements.  We believe the risks and uncertainties discussed under the “Item 1A - Risk Factors” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may affect our actual results.

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

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania, and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of branded pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2012.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ending June 30.

According to data reported by IMS Health in August 2012, we are currently among the top 25 companies, based on number of prescription transactions, for unbranded generic products in the United States.  We intend to grow our business organically as well as through strategic partnerships.  Additionally, our Levothyroxine Sodium tablets (“Levo”) were recognized by IMS Health as the 11th most prescribed pharmaceutical product, including both branded and generic products, in the U.S. over the past year, reaching approximately 25.0 million prescriptions for the twelve months ended June 2012.  This product line represents approximately 0.6% of the domestic prescription market.

Over the past five years, we have experienced a 71% growth in net sales from approximately $72.0 million in fiscal year 2008 to approximately $123.0 million in fiscal year 2012.  This growth has been achieved primarily through strategic partnerships and launches of additional manufactured drugs as well as opportunities resulting from our exceptional compliance with regulations.

Competitive Strengths

Proven Ability to Develop Successful Products and Achieve Scale in Production.  We believe that our ability to select viable products for development, efficiently develop such products, including obtaining any applicable regulatory approvals, vertically integrate into certain markets and achieve economies of scale in production are critical for our success in the generic pharmaceutical industry in which we operate.  We intend to focus on long-term profitability while seeking to secure market positions with fewer challenges from competitors.  Two key examples are Morphine Sulfate Oral Solution and Hydromorphone HCl tablets.

Efficient Development Systems and Manufacturing Expertise for New Products.  We believe that our manufacturing expertise, low overhead expenses, efficient product development, manufacturing and marketing capabilities can help us remain competitive in the general pharmaceutical market.  We intend to dedicate significant capital toward developing new products because we believe our success is linked to our ability to continually introduce new generic products into the marketplace.  Competition from new and other market participants for the manufacture and distribution of certain products would likely affect our market share with respect to such products as well as force us to reduce our selling price for such products due to their increased availability.  As a result, we believe that our success depends on our ability to properly assess the competitive market of new products, including market share, the number of competitors and the generic unit price erosion.  We intend to reduce our exposure to competitive influences that may negatively affect our sales and profits, including the potential saturation of the market for certain products, by continuing to emphasize maintenance of a strong research and development (“R&D”) pipeline.

Mutually Beneficial Supply and Distribution Arrangements.  In 2004, we entered into an exclusive ten-year distribution agreement with Jerome Stevens Pharmaceuticals (“JSP”) covering four different product lines.  Two of these product lines, Levo and Digoxin, collectively accounted for approximately 50% of our net sales in fiscal year 2012 and both products have experienced significant market growth in sales over the past few years.  Preliminary discussions have been held with JSP over contract renewal.  Distribution agreements with other manufacturers have also increased our net sales in recent years.

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

Strong Track Record of Obtaining Regulatory Approvals for New Products.  During the past two fiscal years, we have received ten approved Abbreviated New Drug Applications (each, an “ANDA”) and one NDA from the Food and Drug Administration (the “FDA”).  We expect to receive several more during the next fiscal year.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

Reputation for Regulatory Compliance.  We have a strong track record of regulatory compliance and we believe that we have strong effective regulatory compliance capabilities and practices through hiring qualified individuals and implementing strong current Good Manufacturing Practices (“cGMP”).  Two of our competitive strengths, our agility in responding quickly to market events and a strong reputation for regulatory compliance, position us to avail ourselves of market opportunities.

In addition, narcotics which are classified by the DEA as “controlled drugs” are subject to a rigorous regulatory compliance regimen.  We are one of seven companies in the U.S. that have been granted a license from the U.S. Drug Enforcement Administration (“DEA”) to import raw concentrated poppy straw for conversion into active pharmaceutical ingredients (“API”).  Such licenses are renewed annually, and non-compliance could result in a license not being renewed.  As a result, we believe that our strong reputation for regulatory compliance allows us to have a competitive edge in managing the production and distribution of narcotics and controlled drugs.

Business Strategies

Continue to Broaden our Product Lines Through Internal Development and Strategic Partnerships.  We are focused on increasing our market share in the generic pharmaceutical industry while concentrating additional resources on the development of new products, including narcotics and other controlled drugs.  We continue our efforts to improve our financial performance by expanding our line of generic products, increasing unit sales to current customers, creating manufacturing efficiencies, and managing our overhead and administrative costs.

We have targeted four strategies for expanding our product offerings: (1) deploying our experienced R&D staff to develop products in-house, (2) entering into additional product development agreements or strategic partnerships with third-party product developers and formulators, (3) purchasing ANDAs from other generic manufacturers and (4) marketing drugs under brand names.  We expect that each method will facilitate our identification, selection and development of additional generic pharmaceutical products that we may distribute through our existing network of customers.

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

Leverage Ability to Vertically Integrate as a Manufacturer, Supplier and Distributor of Narcotics and Controlled Drugs.  We view our April 2007 acquisition of Cody Laboratories, Inc. (“Cody Labs” or “Cody”) as an important step in becoming a vertically integrated narcotics manufacturer and distributor by allowing us to concentrate on developing and completing our dosage form manufacturing in order to reduce our narcotic API costs.  In July 2008, the DEA granted Cody Labs a license to directly import raw concentrated poppy straw for conversion into API.  Only six other companies in the U.S. have been granted this license to date.  This license will allow us to avoid increased costs associated with buying narcotic API from other manufacturers.  We anticipate that we can use this license to become a vertically integrated manufacturer of narcotic products, as well as a supplier of API to the pharmaceutical industry.  Market indicators have shown us that the aging domestic population will likely result in a higher demand for pain management pharmaceutical products and controlled substances.

Cody Labs’ manufacturing expertise in narcotic APIs will allow us to build a market with limited domestic competition.  We anticipate that demand for narcotics and other controlled drugs will continue to grow as the “Baby Boomer” generation ages.  We are well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotics and other controlled drugs area.

Key Products

All of our products currently manufactured and/or sold are prescription products.  Of the products listed in the table entitled “Current Products” below, our top five products in each fiscal year collectively accounted for approximately 69%, 69% and 75% of our net sales in fiscal years 2012, 2011 and 2010, respectively.

Our products containing Levo are produced and marketed with 12 varying potencies.  In addition to generic Levo tablets, we also market and distribute Unithroid tablets, a branded version of Levo, which is produced and marketed with 11 varying potencies.  Both generic Levo tablets and Unithroid tablets are manufactured by JSP.  We began buying generic Levo from JSP and selling it to our customers in April 2003.  In September 2003, we began buying the branded Unithroid tablets from JSP and selling them to our customers.  Levo tablets are used to treat hypothyroidism and other thyroid disorders.  Levo remains one of the most prescribed drugs in the U.S. and is used by patients of various ages and demographic backgrounds.  We signed a distribution agreement with JSP in March 2004 that granted us exclusive distribution rights to Levo tablets through March 2014 (the “JSP Distribution Agreement”).  In June 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Levoxyl®.  In December 2004, JSP received a letter from the FDA approving its supplemental application for generic bioequivalence to Synthroid®. Net sales of Levo have grown in recent years from approximately $36.6 million in 2008 to almost $50.0 million in 2012.  In our distribution of these products, we compete with two branded Levo products—Abbott Laboratories’ Synthroid® and Monarch Pharmaceutical’s Levoxyl®— as well as generic products from Mylan and Sandoz.

Digoxin tablets are produced and marketed with two different potencies.  This product is manufactured by JSP and we distribute it under the JSP Distribution Agreement.  We began buying this product from JSP and selling it to our customers in September 2002.  Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographic backgrounds.  Net sales of this product have increased from approximately $7.6 million in 2008 to $10.9 million in 2012. In our distribution of these products, we compete with three similar generic products from Caraco, Impax, and West-Ward.

We distribute two products containing Butalbital.  We have manufactured and sold one of the products, Butalbital with Aspirin and Caffeine capsules, for more than 19 years.  The other Butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, is manufactured by JSP.  We began buying this product from JSP and selling it to our customers in December 2002.  Both Butalbital products, which are in orally administered capsule dosage forms, are prescribed to treat tension headaches caused by contractions of the muscles in the neck and shoulder area and migraines.  The drug is prescribed primarily for adults of various demographic backgrounds.  Migraine headaches are an increasingly prevalent condition in the United States.  As conditions continue to grow, we believe the demand for effective medical treatments will continue to grow.  Although new innovator drugs to treat migraine headaches have been introduced by brand name drug companies, we believe that there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.

Morphine Sulfate Oral Solution is produced and marketed in three different size containers.  We manufacture these solution dosage forms at our Cody Labs subsidiary and are currently finishing the manufacturing methods and capabilities to make the API.  This drug is prescribed primarily for the management of pain in adults where other products or delivery methods are not tolerable to the patient.  As recently as March 2009, nine different companies, including Lannett, were manufacturing and/or distributing this product.  As a result of actions by the FDA during fiscal years 2009 and 2010 (see Item 1. Government Regulation), six of those companies, including Lannett, left the market by July 2010.  From July 2010 through June 2011, only one company had an approved NDA for this product and enjoyed market exclusivity selling it.  In June 2011, Lannett became the second approved manufacturer of this product.  Lannett resumed sales of this product during the first fiscal quarter of 2012.

Cocaine Topical Solution (“C-Topical”) is produced and marketed under a preliminary new drug application (“PIND”) in two different strengths and two different size containers.  We manufacture these liquid dosage forms at our Cody Labs subsidiary and we expect to complete finishing the manufacturing methods and capabilities to make the API commercially within the next fiscal year.  Sales of C-Topical approximated 8% of Lannett’s net sales during Fiscal 2012.  This drug is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery.  It also works as a vasoconstrictor.

Validated Pharmaceutical Capabilities

Our 31,000 square foot manufacturing facility sits on approximately 3.5 acres of company owned land.  In addition, we own a 63,000 square foot building residing on approximately 3.0 acres of company owned land.  This facility is located within one mile of our manufacturing facility.  The facility houses packaging, research and development, and has capacity for additional manufacturing space, if needed.  In October 2009, we purchased a 66,000 square foot building on 7.3 acres of land, for approximately $3.8 million, plus the cost of fit out of approximately $2.0 million.  This facility is being used for certain administrative functions, warehouse space and shipping and has capacity for additional manufacturing space, if needed.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of an approximately 73,000 square foot facility located on approximately 15.0 acres of land in Cody, Wyoming.  Cody Labs leases the facility from Cody LCI Realty, LLC, which is 50% owned by Lannett and 50% by an officer of Cody Labs.  Cody Labs’ manufacturing facility currently has capacity for further expansion, both inside and outside the existing structure.

We have adopted many new processes in support of regulations relating to cGMPs in the last several years, and we believe we are operating our facilities in material compliance with the FDA’s cGMP regulations.  In designing our facilities, full attention was given to material flow, equipment and automation, quality control and inspection.  A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers, and high-speed bottle filling are a few examples of the sophisticated product development, manufacturing and packaging equipment used in the production process.  In addition, our Quality Control laboratory facilities are equipped with high precision instruments, such as automated liquid chromatographs, gas chromatographs, robots and laser particle size analyzers.

We continue to pursue our comprehensive plan entitled “Quality by Design” for improving and maintaining quality control and quality assurance programs in our pharmaceutical development and manufacturing facilities.  The FDA periodically inspects our production facilities to determine our compliance with the FDA’s manufacturing standards.  Typically, after completing its inspection, the FDA will issue a report, entitled a “Form 483”, containing observations arising from an inspection.  The FDA’s observations may be minor or severe in nature and the degree of severity is generally determined by the time necessary to remediate the cGMP violation, any consequences to the consumer of the products, and whether the observation is subject to a Warning Letter from the FDA.  By strictly complying with cGMPs and the various FDA guidelines, and Good Laboratory Practices (“GLPs”), as well as adherence to our Standard Operating Procedures, we have successfully minimized the number of observations in our FDA inspections in recent years, and in 70 years of business have never received a cGMP Warning Letter.

Research and Development Process

Over the past several years, we have heavily invested in R&D projects, including new generic product offerings.  The costs of these R&D efforts are expensed during the periods incurred.  We believe that such costs may be recovered in future years when we receive marketing approval from the FDA to distribute such products.  In addition to using cash generated from our operations, we have entered into financing agreements with third parties to provide additional cash when needed.  These financing agreements are more fully described in the section entitled “Liquidity and Capital Resources” in Item 7 of this Form 10-K.  We have embarked on a plan to grow in future years, which includes organic growth to be achieved through R&D efforts, as well as efforts in our Specialty Pharma unit which has initiated marketing projects in order to expand future revenue.  We expect that our growing list of generic products under development will drive future growth.  Over the past several years, we have hired additional personnel in product development, production, formulation and the R&D laboratory.  We also intend to use our R&D infrastructure to continually devote resources to additional R&D projects.  The following steps outline the numerous stages in the generic drug development process:

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

2.)           Scale-up.  After product development scientists and the R&D chemists agree on a final formulation for use in moving the drug candidate forward in the developmental process, we then attempt to increase the batch size of the product.  The batch size represents the standard magnitude to be used in manufacturing a batch of the product.  The determination of batch size affects the amount of raw material that is input into the manufacturing process and the number of expected dosages to be created during the production cycle.  We attempt to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections.  The scaled-up batch is then generally produced in our commercial manufacturing facilities.  During this manufacturing process, we document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product.  This information, generally referred to as the validated manufacturing process, is included in the ANDA submitted to the FDA.

3.)           Clinical testing.  After a successful scale-up of the generic drug batch, we schedule and perform bioequivalency, and in some cases clinical, testing procedures on the product if required by the FDA.  These procedures, which are generally outsourced to third parties, include testing the absorption of the generic product in the human bloodstream compared to the absorption of the innovator drug.  The results of this testing are then documented and reported to us to determine the “success” of the generic drug product.  Success, in this context, means that we are able to demonstrate that our product is comparable to the innovator product in dosage form, strength, route of administration, quality, performance characteristics and intended use.  Since bioequivalence (meaning that the product performs in the same manner and in the same amount of time as the innovator drug) and a stable formula are the primary requirements for a generic drug approval (assuming the manufacturing plant is in compliance with the FDA’s cGMPs), lengthy and costly clinical trials proving safety and efficacy, which are required by the FDA for innovator drug approvals, are typically unnecessary for generic companies.  If the results are successful, we will continue the collection of documentation and information for assembly of the drug application.

4.)           Submission of the ANDA for FDA review and approval.  The ANDA process became formalized under The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act (“Hatch-Waxman Act”).  The Hatch-Waxman Act amended the Federal Food, Drug and Cosmetic Act (“FDCA”) to permit the FDA to review and approve an ANDA for a generic equivalent of a new drug product, which previously received FDA approval through its new drug approval process, without having the generic drug company conduct costly clinical trials. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data, and quality control procedures.

According to information obtained from the FDA, the current FDA average review time for ANDAs exceeds 33 months.  While we have received approval for some of our ANDAs in 14 months, we have also waited longer than 36 months before receiving approval.  Subsequently, the FDA advised that electronic submissions of applications may shorten the approval process.  We currently file our ANDAs and NDAs electronically.  ANDAs and NDAs submitted for our products may not receive FDA approval on a timely basis.

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

Current Products

As of the date of this filing, we manufactured and/or distributed the following products:

Name of Product		Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Amantadine SoftGel Capsules	Parkinson’s Disease	Symmetrel ®
3	Butalbital, Aspirin and Caffeine Capsules	Migraine Headache	Fiorinal®
4	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules	Migraine Headache	Fiorinal w/ Codeine #3®
5	Clindamycin HCl Capsules	Antibiotic	Cleocin®
6	C-Topical ™ Solution	Anesthetic	N/A
7	Danazol Capsules	Endometriosis	Danocrine®
8	Dicyclomine Tablets	Irritable Bowels	Bentyl®
9	Dicyclomine Capsules	Irritable Bowels	Bentyl®
10	Diethylpropion HCl IR and ER Tablets	Obesity	Tenuate® and Dospan®
11	Digoxin Tablets	Congestive Heart Failure	Lanoxin®
12	Doxycycline Tablets	Antibiotic	Adoxa®
13	Doxycycline Hyclate Tablets	Antibiotic	Periostat®
14	Fluphenazine Tablets	Antipsychotic	Prolixin®
15	Hydrochlorothiazide Capsules	Diruretic	Microzide®
16	Hydrochlorothiazide Tablet	Diuretic	Hydrodiuril®
17	Hydromorphone HCl Tablets	Pain Management	Dilaudid®
18	Levothyroxine Sodium Tablets	Thyroid Deficiency	Levoxyl®/ Synthroid®
19	Loxapine Succinate Capsules	Antipsychotic	Loxitane®
20	Morphine Sulfate Oral Solution	Pain Management	N/A
21	Oxycodone HCl Oral Solution	Pain Management	Roxicodone®
22	Phentermine HCl Tablets	Obesity	Adipex-P®
23	Phentermine HCl Capsules	Obesity	Fastin®
24	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
25	Primidone Tablets	Epilepsy	Mysoline®
26	Probenecid Tablets	Gout	Benemid®
27	Rifampin Capsules	Antibiotic	Rifadin®
28	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
29	Triamterene w/Hydrochlorothiazide Capsules	Hypertension	Dyazide®
30	Unithroid® Tablet	Thyroid Deficiency	N/A
31	Ursodiol Capsules	Gallstone	Actigall ®

Unlike the branded, innovator companies, we do not develop new molecules.  However, we have filed and received two patents for APIs at our Cody, Wyoming manufacturing facility, with an additional patent pending.

In fiscal years 2012 and 2011, we received eight and two ANDA approvals from the FDA, respectively.  Additionally, we received one NDA approval from the FDA in FY2011.  The following summary contains more specific details regarding our latest ANDA and NDA approvals.  Market data was obtained from Wolters Kluwer.

In July 2010, we received a letter from the FDA with approval to market and launch Phentermine Hydrochloride Blue/White Seed Capsules USP, 30 mg, the generic equivalent of Sandoz’s Reference Listed Drug (“RLD”) Phentermine Hcl Capsules USP, 30 mg.  According to Wolters Kluwer, U.S. sales of Phentermine Hcl Capsules USP, 30 mg in 2009 were approximately $36.5 million at Average Wholesale Price (“AWP”).  This does not include sales of Phentermine made directly to consumers through clinics.  Phentermine Hcl is indicated as a short-term adjunct in a regimen of weight reduction based on exercise, behavioral modification and caloric restriction in the management of exogenous obesity for patients with an initial body mass index > 30 kg/m2, or > 27 kg/m2 in the presence of other risk factors (e.g., hypertension, diabetes, and hyperlipidemia).

In August 2010, we received a letter from the FDA with approval to market and launch Ondansetron Injection USP, 2 mg/mL, Single-Dose Vials.  Ondansetron Injection USP, 2 mg/mL is the generic version of GlaxoSmithKline’s Zofran Injection, 2 mg/mL.  Ondansetron Injection, USP 2 mg/mL is indicated for the prevention of postoperative nausea and vomiting and for the prevention of chemotherapy-induced nausea and vomiting.  For the 12 months ended December 2009, Ondansetron Injection USP, 2 mg/mL had U.S. sales of approximately $58.0 million at AWP.

In June 2011, we received a letter from the FDA with approval to market and launch Morphine Sulfate Oral Solution.  Sales of Morphine Sulfate Oral Solution for the last 12 months at AWP were approximately $31.7 million.  The Company commenced shipping shortly after product approval.

In July 2011, we received a letter from the FDA with approval to market and launch Diethylproprion HCl Tablets, 25 mg.  Diethylproprion HCl Tablets, 25 mg, is therapeutically equivalent to the reference listed drug, Tenuate® Tablets, 25 mg, of Watson Pharmaceuticals.  Retail pharmacy sales of Diethyloproprion HCl Tablets, 25 mg, at AWP were approximately $3.3 million for the year ending May, 2011.  Additional sales of this drug are made through bariatric clinics.

In July 2011, we received a letter from the FDA with approval to market and launch Phentermine HCl capsules, 37.5 mg.  Phentermine HCl capsules, 37.5 mg, is therapeutically equivalent to the reference listed drug, Adipex-P® Capsules, 37.5 mg, of Teva Pharmaceuticals USA.  Sales of Phentermine HCl Capsules, 37.5 mg, at AWP were approximately $8.8 million for the year ending May 2011.  Additional sales of this drug are made through bariatric centers.

In July 2011, we received a letter from the FDA with approval to market and launch Phentermine Resin Extended-Release Capsules, 15 mg and 30 mg.  Phentermine Resin Extended-Release Capsules, 15 mg and 30 mg, are therapeutically equivalent to the reference listed drug, Ionamin® Capsules, 15 mg and 30 mg, of UCB Inc.  This product was not launched due to a loss of an ingredient supplier.

In September 2011, we received a letter from the FDA with approval to market and launch Loxapine Succinate Capsules, 5 mg, 10 mg, 25 mg, and 50 mg.  Loxapine Capsules, 5 mg, 10 mg, 25 mg, and 50 mg are therapeutically equivalent to the reference listed drug, Loxitane® Capsules, 5 mg, 10 mg, 25 mg, and 50 mg from Watson Pharmaceuticals.  Retail pharmacy sales of Loxapine Capsules at AWP were approximately $22.3 million for the 12-month period ending June 2011.

In October 2011, we received a letter from the FDA with approval to market and launch Diethylpropion HCl Extended Release Tablets, 75 mg.  Sales of Diethylpropion HCl Extended Release Tablets, 75 mg, at AWP were approximately $7.6 million on an annual basis.  Diethylpropion HCl, as with most anti-obesity drugs, primarily is sold to bariatric clinics.

In December 2011, we received a letter from the FDA with approval to market and launch Triamterene with Hydrochlorothiazide 37.5/25 mg Capsules.  Triamterene with Hydrochlorothiazide 37.5/25 mg Capsules is therapeutically equivalent to the reference listed drug, Dyazide® Capsules, 25/37.5 mg, of SmithKline Beecham.  Sales of Triamterene Hydrochlorothiazide 37.5/25 mg Capsules, at AWP were approximately $111.0 million for the 12 months ending October 2011.

In January 2012, we received a letter from the FDA with approval to market and launch Hydrochlorothiazide Capsules, 12.5 mg.  Hydrochlorothiazide Capsules, 12.5 mg, is therapeutically equivalent to the reference listed drug, Microzide® Capsules, 12.5 mg, of Watson Pharmaceuticals.  Sales of Hydrochlorothiazide Capsules, 12.5 mg, at AWP were approximately $204.0 million for the 12 months ending October 2011.  Hydrochlorothiazide is indicated in the management of hypertension.

In January 2012, we received a letter from the FDA with approval of a supplemental Abbreviated New Drug Application for Phentermine HCl Capsules, 15 mg.  Sales of Phentermine HCl Capsules, 15 mg, at AWP were approximately $11.0 million for the year ending December 2011.  Additional sales of this drug are made through bariatric centers.

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

The cost associated with each product that we are currently developing is dependent on numerous factors, including but not limited to, the complexity of the active ingredient’s chemical characteristics, the price of the raw materials and the FDA-mandated requirement of bioequivalence studies (depending on the FDA’s Orange Book classification).  The average estimated cost to develop a new generic product ranges from approximately $0.1 million to $1.7 million.

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

In addition to the efforts of our internal product development group, we have contracted with several outside firms for the formulation and development of several new generic drug products.  These outsourced R&D products are at various stages in the development cycle—formulation, analytical method development, and testing and manufacturing scale-up.  These products include orally administered solid dosage products, injectables and nasal delivery products that are intended to treat a diverse range of medical indications.  We intend to ultimately transfer the formulation technology and manufacturing process for some of these R&D products to our own commercial manufacturing sites.  We initiated these outsourced R&D efforts to complement the progress of our own internal R&D efforts.

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

Stage of R&D	Regulatory Requirement	Number of Products
FDA Review	ANDA	14
FDA Review	ANDA supplement	5
Clinical Testing	ANDA	3
Scale-Up	ANDA	19
Scale-Up	ANDA supplement	3
Formulation/Method Development	ANDA	11

We incurred R&D expenses of approximately $11.8 million in fiscal year 2012, $8.6 million in fiscal year 2011, and $11.3 million in fiscal year 2010.  The R&D spending includes spending on bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, we have also been taking advantage of favorable development costs in other countries.  We have strategic partnerships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established with Lannett and these development partners, and can range up to $0.9 million to develop a drug, and in some cases include a royalty provision.  Development payments are normally scheduled in advance, based on attaining development milestones.

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

Our primary finished product inventory supplier is JSP in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 64% of our inventory purchases in fiscal year 2012, 64% in fiscal year 2011 and 77% in fiscal year 2010.  On March 23, 2004, we entered into the JSP Distribution Agreement for the exclusive distribution rights in the United States to the current line of JSP products in exchange for 4.0 million shares of our common stock.  The products covered under the JSP Distribution Agreement include Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levo Tablets, sold generically and under the brand name Unithroid®.  The initial term of the JSP Distribution Agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  See Note 22 to our consolidated financial statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

During the term of the JSP Distribution Agreement, we are required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products that we distribute.  The minimum quantity to be purchased in the first year of the JSP Distribution Agreement was $15.0 million.  Thereafter, the minimum purchase quantity increases by $1.0 million per year up to $24.0 million for the last year of the JSP Distribution Agreement.  We have met each applicable minimum purchase requirement to date, but there is no guarantee that we will be able to continue to do so in the future.  If we do not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the JSP Distribution Agreement.

We have entered into definitive supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG, Swiss Caps of Switzerland, and Pharma 2B (formerly Pharmaseed) and The GC Group of Israel, as well as certain domestic companies, including JSP, Banner Pharmacaps, Cerovene, and Summit Bioscience LLC.  We are currently in negotiations on similar agreements with other international companies, through which we will market and distribute future products manufactured in-house or by third parties.  We intend to capitalize on our strong customer relationships to build market share for such products, and increase future revenues and income.

Customers and Marketing

We sell our products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores and other pharmaceutical companies.  The pharmaceutical industry’s largest wholesale distributors, McKesson, Cardinal Health and Amerisource Bergen, accounted for 9%, 12%, and 11%, respectively, of our net sales in fiscal year 2012 and 9%, 6% and 10%, respectively, of our net sales in fiscal year 2011.  Our largest chain drug store customer, Walgreens, accounted for 18% and 17% of net sales in fiscal year 2012 and fiscal year 2011, respectively.  We perform ongoing credit evaluations of our customers’ financial condition, and have experienced no significant collection problems to date.  Generally, we require no collateral from our customers.

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

We promote our products through direct sales, trade shows and group purchasing organizations bidding processes.  We also market our products through private label arrangements, under which we manufacture our products with a label containing the name and logo of our customer.  This practice is commonly referred to as “private label business.”  Private label business allows us to leverage our internal sales efforts by using the marketing services from other well-respected pharmaceutical dosage suppliers.  The focus of our sales efforts is the relationships we create with our customer accounts.  Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Advertising in the generic pharmaceutical industry is generally limited to trade publications, read by retail pharmacists, wholesale purchasing agents and other pharmaceutical decision-makers.  Historically and in fiscal years 2012, 2011 and 2010, our advertising expenses were immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

We believe that retail-level consumer demand dictates the total volume of sales for various products.  In the event that wholesale and retail customers adjust their purchasing volumes, we believe that consumer demand will be fulfilled by other wholesale or retail sources of supply.  As a result, we attempt to develop and maintain strong relationships with most of the major retail chains, wholesale distributors and mail-order pharmacies in order to facilitate the supply of our products through whatever channel the consumer prefers.  Although we have agreements with customers governing the transaction terms of our sales, generally there are no minimum purchase quantities applicable to these agreements.

Competition

The manufacturing and distribution of generic pharmaceutical products is a highly competitive industry.  Competition is based primarily on price.  In addition to competitive pricing our competitive advantages are our ability to provide strong and dependable customer service by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of orders.  We ensure that our products are available from national suppliers as well as our own warehouse.  The modernization of our facilities, hiring of experienced staff and implementation of inventory and quality control programs have improved our competitive cost position over the past five years.

We compete with other manufacturers and marketers of generic and brand name drugs.  Each product manufactured and/or sold by us has a different set of competitors.  The list below identifies the companies with which we primarily compete with respect to each of our major products.

Product	Primary Competitors

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Watson and Breckenridge

C-Topical™ Solution	Alternative products to meet the need

Digoxin Tablets	GlaxoSmithKline, Impax, West-Ward and Caraco

Doxycycline Hyclate and Monohydrate Tablets	Par, Mylan, Sandoz and Ranbaxy

Hydromorphone HCl Tablets	Mallinckrodt, Roxane and Purdue

Levothyroxine Sodium Tablets	Abbott, Monarch, Mylan and Sandoz

Morphine Sulfate Oral Solution	Roxane and Mallinckrodt

Primidone Tablets	Watson, Qualitest, West-Ward, Amneal and Impax

Rifampin Capsules	Sandoz and Versapharm

Triamterene w/Hydrochlorothiazide	Sandoz and Mylan

Unithroid® Tablets	Abbott, Monarch, Mylan and Sandoz

Ursodiol Capsules	Corepharma, Epic, Mylan, Teva and Watson

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

Generally, FDA approval is required before a prescription drug can be marketed.  A new drug is one not generally recognized by qualified experts as safe and effective for its intended use.  New drugs are typically developed and submitted to the FDA by companies expecting to brand the product and sell it.  The FDA review process for new drugs is very extensive and requires a substantial investment to research and test the drug candidate.  However, less burdensome approval procedures are generally used for generic equivalents.  Typically, the investment required to develop a generic drug is less costly than the innovator drug.

There are currently three ways to obtain FDA approval of a drug:

•                  New Drug Applications (NDA):  Unless one of the two procedures discussed in the following sections is available, a manufacturer must conduct and submit to the FDA complete clinical studies to establish a drug’s safety and efficacy. The new drug approval process generally involves:

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

If an ANDA applicant is the first-to-file a substantially complete ANDA with a paragraph IV certification and provides appropriate notice to the FDA, the NDA holder, and all patent owner(s) for a particular generic product, the applicant may be awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs for that same product. A substantially complete ANDA is one that contains all the information required by the Hatch-Waxman Act and the FDA’s regulations, including the results of any required bioequivalence studies. The FDA may refuse to accept the filing of an ANDA that is not substantially complete or may determine during substantive review of the ANDA that additional information, such as an additional bioequivalence study, is required to support approval. Such a determination may affect an applicant’s first to file status and eligibility for a 180-day period of marketing exclusivity for the generic product. The MMA also modified the rules governing when the 180-day marketing exclusivity period is triggered or forfeited and shared. Prior to the legislation, the 180-day marketing exclusivity period was triggered upon the first commercial marketing of the ANDA or a court decision holding the patent invalid, unenforceable, or not infringed. For ANDAs accepted for filing before March 2000, that court decision had to be final and non-appealable (other than a petition to the U.S. Supreme Court for a writ of certiorari). In March 2000, the FDA changed its position in response to two court cases that challenged the FDA’s original interpretation of what constituted a court decision under the Hatch-Waxman Act. Under the changed policy, the 180-day marketing exclusivity period began running immediately upon a district court decision holding the patent at issue invalid, unenforceable, or not infringed, regardless of whether the ANDA had been approved and the generic product had been marketed. In codifying the FDA’s original policy, the MMA retroactively applies a final and non-appealable court decision trigger for all ANDAs filed before December 8, 2003 leaving intact the first commercial marketing trigger. As for ANDAs filed after December 8, 2003, the marketing exclusivity period is only triggered upon the first commercial marketing of the ANDA product, but that exclusivity may be forfeited under certain circumstances, including, if the ANDA is not marketed within 75 days after a final and non-appealable court decision by the first-to-file or other ANDA applicant, or if the FDA does not tentatively approve the first-to-file applicant’s ANDA within 30 months.

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an ANDA. If the listed drug is a new chemical entity (“NCE”), the FDA may not accept an ANDA for a bioequivalent product for up to five years following approval of the NDA for the NCE.  If the listed drug is not a new chemical entity but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for a bioequivalent product before expiration of three years. Certain other periods of exclusivity may be available if the listed drug is indicated for treatment of a rare disease or is studied for pediatric indications.

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

Additionally, certain products, marketed prior to the FDCA may be considered GRASE (“Generally Recognized As Safe and Effective”) or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.  Please see additional discussion regarding GRASE and Grandfathered products in Item 1A. Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Manufacturing cGMP Requirements

Among the requirements for new drug approval is the requirement that the prospective manufacturer’s methods conform to the FDA’s cGMP regulations to the satisfaction of the FDA pursuant to a pre-approval inspection before the facility may be used to manufacture the product.  The cGMP regulations must be followed at all times during which the approved drug is manufactured and the manufacturing facilities are subject to periodic inspections by the FDA and other authorities.  These inspections include reviews of procedures and operations used in the testing and manufacture of our products to assess compliance with application regulations.  FDA’s cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation.  In complying with the standards set forth in the cGMP regulations, we must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance.

Failure to comply with statutory and regulatory requirements subject a manufacturer to possible legal or regulatory action, including but not limited to, the seizure or recall of non-complying drug products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and/or civil and criminal penalties.  Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal.  Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.  Any one or combination of FDA regulatory or enforcement actions against the Company could have a material adverse effect on our financial results.

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

DEA Regulation

We maintain registrations with the DEA that enable us to receive, manufacture, store, and distribute controlled substances in connection with our operations.  Controlled substances are those drugs that appear on one of five schedules promulgated and administered by the DEA under the CSA.  The CSA governs, among other things, the distribution, recordkeeping, handling, security, and disposal of controlled substances.  We are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess our ongoing compliance with the DEA’s regulations.  Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation or a denial of renewal of our DEA registration, injunctions, or civil or criminal penalties.

Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws whose purpose is to eliminate fraud and abuse in federal health care programs.  Our business is subject to compliance with these laws, such as Sarbanes-Oxley Act of 2002, Dodd-Frank, and the Foreign Corrupt Practices Act (“FCPA”).

Anti-Kickback Statutes and Federal False Claims Act

The federal health care programs Anti-Kickback Statutes prohibit persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare or Medicaid.  The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments.  Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated.  Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal health care programs.  In addition some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

Another development affecting the health care industry is the increased use of the Federal Civil False Claims Act (“FFCA”), and in particular, action brought pursuant to the FFCA’s “Whistleblower” or “Qui Tam” provisions.  The FFCA imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program.  The qui tam provisions of the FFCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery.  In recent years, the number of suits brought against health care providers by private individuals has increased dramatically.  In addition, various states have enacted false claims law analogous to the FFCA, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal health care program.

When an entity is determined to have violated the FFCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $6,000 to $11,000 for each separate false claim.  There are many potential bases for liability under the FFCA.  Liability arises, primarily, when an entity knowingly submits or causes another to submit a false claim for reimbursement to the federal government.  The federal government has used the FFCA to assert liability on the basis of inadequate care, kickbacks, and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered.  In addition, the federal government has prosecuted companies under the FFCA in connection with off-label promotion of products.  Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws.  We are unable to predict whether we will be subject to actions under the FFCA or a similar state law, or the impact of such actions.  However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

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

Over the past several years, the rising costs of providing health care services has triggered legislation to make certain changes to the way in which pharmaceuticals, including our products, are covered and reimbursed, particularly by governmental programs.  For instance, recent federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, revised the formula used to reimburse health care providers and physicians under Part B and imposed significant revisions to the Medicaid Drug Rebate Program. These changes have resulted in, and may continue to result in, coverage and reimbursement restrictions and increased rebate obligations by manufacturers.  In addition, there continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care.  Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

•                  changing Medicare reimbursement methodologies;

•                  revising drug rebate calculations under the Medicaid program;

•                  reforming drug importation laws;

•                  fluctuating decisions on which drugs to include in formularies; and

•                  requiring pre-approval of coverage for new or innovative drug therapies.

We cannot predict the likelihood or pace of such additional changes or whether there will be significant legislative or regulatory reform impacting our products, nor can we predict with precision what effect such governmental measures would have if they were ultimately enacted into law.  However, in general, we believe that legislative and regulatory reform activity likely will continue.

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

Employees

As of June 30, 2012, we had 324 employees, including 220 employees at Lannett and 104 employees at Cody Labs.

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

ITEM 1A.             RISK FACTORS

A major portion of our revenue is derived from sales of finished products manufactured by Jerome Stevens Pharmaceuticals (“JSP”).  If our contract with JSP is not renegotiated prior to its March 22, 2014 expiration date, our operating results would be materially adversely affected.

Approximately 51% of our fiscal year 2012 net sales are of distributed products, primarily manufactured by JSP.  Two of these products are Levo and Digoxin, which accounted for 41% and 9%, respectively, of our Fiscal 2012 net sales, and 43% and 12%, respectively, of our net sales for Fiscal 2011.  Our agreement with JSP currently expires on March 22, 2014.  The Company is currently engaged in discussions to renew the contract, however there is no guarantee that the contract will be renewed or extended.  If the Company fails to renegotiate the agreement with JSP or it renews its contract with JSP with terms less favorable than those included in the existing agreement, our operating results would be materially adversely affected.

We materially rely on an uninterrupted supply of finished products from JSP for a majority of our sales.  If we were to experience an interruption of that supply, our operating results would suffer.

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

We face strong competition in our generic product business.  Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors.  As patents for brand name products and related exclusivity periods expire or fall under patent challenges, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration.  As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically.  Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product is normally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches.  Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins.

During the first quarter of Fiscal 2011, Lannett faced significant pricing challenges on its top two selling products.  In order to keep the volume of business with the specific customer involved, Lannett chose to reduce its selling price on both of the products.  This price reduction has had and may continue to have a significant impact to the gross profit margins and profitability of Lannett in the future.

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

Additionally, certain products, marketed prior to the FDCA may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, 1938 Act or the 1962 amendments to the Act.”  Under the Grandfathered drug clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”  Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  Efforts have included issuing notices to companies currently producing these products to cease its distribution of said products.  Lannett currently manufactures and markets two products that are considered GRASE or Grandfathered products, including C-Topical Solution and Oxycodone HCl Solution.  The FDA is currently undertaking activities to force all companies who manufacture certain GRASE products to file applications and seek approval for these products or remove their products from the market.  As of July 24, 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution (“MS”) as part of one the FDA’s enforcement actions.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and was granted FDA approval on the submission in June 2011.  Due to the length of time it took to receive approval on this application, the Company fully reserved its MS inventory as of June 30, 2011.

The Company submitted, as part of the MS NDA, a $1.4 million application fee at the time of submission.  Lannett is currently working with the FDA to get part of this fee returned to the Company.  As of June 30, 2012, the Company has not received a final determination on whether any of the fee is refundable.  An estimate of the un-returned amount was reclassified from other long-term assets on the Company’s balance sheet as of June 30, 2011 into intangible assets upon shipment of the product which commenced in August 2011.  The Company began amortizing the intangible asset over its useful life upon shipment of the product in August 2011.  Amortization will be adjusted prospectively once the un-returned amount is finalized.  Lannett also has approximately $1.7 million of net inventory value at June 30, 2012 of other Grandfathered products which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution and Oxycodone HCl Oral Solution.

In addition, Lannett, as well as many of our significant suppliers of distributed product and raw materials, are subject to periodic inspection of facilities, procedures and operations and/or the testing of the finished products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that pharmaceutical companies are in compliance with all applicable regulations.  The FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether systems and processes are in compliance with cGMP, and other FDA regulations.  Following such inspections, the FDA may issue notices on Form 483 that could cause us or our suppliers to modify certain activities identified during the inspection.  A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations.  The DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, record-keeping, and distribution of drugs that are considered controlled substances. Some of the pain management products we manufacture contain controlled substances. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs.

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

Our manufacturing operations as well as our suppliers manufacturing are subject to licensing by the FDA and/or DEA.  If we or our suppliers are unable to maintain the proper agency licensing arrangements, our operating results would be materially negatively impacted.

All of our manufacturing operations as well as those of our suppliers rely on maintaining active licenses to produce and develop generic drugs.  Specifically, our Cody Labs operations rely on a DEA license to directly import and convert raw concentrated poppy straw into several APIs or dosage forms.  This license is granted for a one year period and must be renewed successfully each year in order for us to maintain Cody’s current operations and allow the Company to continue to work towards becoming a fully integrated narcotics supplier.  If the Company is unable to successfully renew its FDA and/or DEA licenses, the financial results of Lannett would be negatively impacted.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of our key personnel.  If we lose the services of our key personnel, or if they are unable to devote sufficient attention to our operations for any other reason, our business may be significantly impaired.  If the employment of any of our current key personnel is terminated, we cannot assure you that we will be able to attract and replace the employee with the same caliber of key personnel.  As such, we have entered into employment agreements with all of our senior executive officers in order to help retain these key individuals.

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

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements as well as sales and marketing practices. For example, many government and third-party payors, including Medicare and Medicaid, reimburse doctors and others for the purchase of certain pharmaceutical products based on the product’s AWP reported by pharmaceutical companies. While Lannett has only used Suggested Wholesale Prices since 2000, the federal government, certain state agencies, and private payors are investigating and have begun to file court actions related to pharmaceutical companies’ reporting practices with respect to AWP, alleging that the practice of reporting prices for pharmaceutical products has resulted in a false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans, and others to health care providers who prescribed and administered those products. In addition, some of these same payors are also alleging that companies are not reporting their “best price” to the states under the Medicaid program. We are not currently subject to any such investigations or actions and having not used AWP pricing since 2000 would not likely become subject to these investigations.

We may become subject to federal and state false claims litigation brought by private individuals and the government.

We are subject to state and federal laws that govern the submission of claims for reimbursement. The Federal False Claims Act (“FFCA”), also known as Qui Tam, imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FFCA and other similar laws may result in criminal fines, imprisonment, and civil penalties for each false claim submitted and exclusion from federally funded health care programs, including Medicare and Medicaid. The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA. These suits, also known as Qui Tam actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FFCA allows an individual to share in any amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action.  If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs, and/or the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results, action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Our three largest customers accounted for 18%, 12% and 11%, respectively, of our net sales for the fiscal year ended June 30, 2012, and 17%, 10% and 9%, respectively, of our net sales for the fiscal year ended June 30, 2011.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

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

The cost of insurance, including workers compensation, product liability and general liability insurance, has risen in prior years and may increase in the future.  In response, we may increase deductibles and/or decrease certain coverage to mitigate these costs.  These increases, and our increased risk due to increased deductibles and reduced coverage, could have a negative impact on our results of operations, financial condition and cash flows.

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

Significant balances of intangible assets, including product rights acquired, are subject to impairment testing and may result in impairment charges, which would adversely affect our results of operations and financial condition.

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

ITEM 2.                DESCRIPTION OF PROPERTY

Lannett owns three facilities in Philadelphia, Pennsylvania.  Certain administrative functions, manufacturing and production facilities and our quality control laboratory are located in a 31,000 square foot facility at 9000 State Road Philadelphia, PA.  The second facility consists of 63,000 square feet, and is located within one mile of the State Road facility at 9001 Torresdale Avenue Philadelphia, PA.  Our research laboratory and packaging functions are located at this location.  Additionally, the facility has capacity for additional manufacturing space, if needed.  In October 2009, we purchased a building consisting of 66,000 square feet on approximately 7.3 acres of land for approximately $3.8 million, plus the cost of fit out of approximately $2.0 million.  This facility is being used for certain administrative functions, warehouse space, shipping and has capacity for additional manufacturing space, if needed.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of an approximately 73,000 square foot structure located on approximately 15.0 acres in Cody, Wyoming.  Cody Labs leases the facility from Cody LCI Realty, LLC, which is 50% owned by us and 50% by an officer of Cody Labs. Cody Labs’ manufacturing facility currently has capacity for further expansion, both inside and outside the existing structure.

ITEM 3.                                                     LEGAL PROCEEDINGS

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company sought damages in excess of $3.5 million. Olive denied liability and filed a counterclaim in February 2010 for breach of contract.  Olive also filed a lawsuit against the Company in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6.8 million for compensatory damages and an additional approximately $6.8 million for loss of business.  The Company engaged Indian counsel to actively defend that suit.  The parties reached a settlement agreement which was signed and executed on August 13, 2012.  The agreement is favorable to Lannett and includes the dismissal with prejudice of all legal proceedings between the Company and Olive in the U.S. and India.

ITEM 4.                                                     MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On April 15, 2002, the Company’s common stock began trading on the American Stock Exchange (now the NYSE MKT).  Prior to this, the Company’s common stock traded in the over-the-counter market through the use of the inter-dealer “pink-sheets” published by Pink Sheets LLC.  The following table sets forth certain information with respect to the high and low daily closing prices of the Company’s common stock during Fiscal 2012 and 2011, as quoted by the NYSE MKT.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2012

	High	Low

First quarter	$5.11	$3.50

Second quarter	$4.50	$3.53

Third quarter	$5.24	$4.01

Fourth quarter	$4.34	$3.76

Fiscal Year Ended June 30, 2011

	High	Low

First quarter	$4.92	$4.06

Second quarter	$6.75	$4.61

Third quarter	$5.75	$5.08

Fourth quarter	$5.77	$4.98

Holders

As of August 31, 2012, there were approximately 218 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2012 or Fiscal 2011. The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures.  The Company does not expect to pay, nor should shareholders expect to receive, cash dividends in the foreseeable future.

Share Repurchase Program

On January 27, 2005, the Company’s Board of Directors approved a stock repurchase program which was reauthorized by the Board of Directors on November 20, 2009.  Under the program, the Company is authorized to repurchase up to $5.0 million of its outstanding common stock.  As of June 30, 2012, the Company has repurchased 342,245 shares of its common stock under the program at an aggregate purchase price of $1,594,285.

The following table sets forth certain information with respect to the Company’s Share Repurchase Program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2012	20,215	$3.89	20,215	$3,569,672
May 1 to May 31, 2012	24,103	3.96	24,103	3,474,296
June 1 to June 30, 2012	17,458	3.93	17,458	3,405,715

	61,776		61,776

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the NYSE MKT Composite Index and the Morningstar Drug Manufacturers — Specialty and Generic Index for the period of five years commencing July 1, 2007 and ending June 30, 2012. The graph assumes that $100 was invested on July 1, 2007 in each of Lannett Company, Inc. common stock, NYSE MKT Composite Index and the Morningstar Drug Manufacturers — Specialty and Generic Index.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2012, has been derived from our consolidated financial statements.  This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.  The comparability of information is affected by the items described below.

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

Lannett Company, Inc. and Subsidiaries

Financial Highlights

(In thousands, except per share data) As of and for the Fiscal Year Ended June 30,	2012	2011	2010	2009	2008
Operating Highlights

Net Sales	$122,990	$106,835	$125,178	$119,002	$72,043
Gross Profit	$38,947	$23,320	$41,340	$45,244	$16,301
Operating Income (loss)	$6,910	$(1,179)	$12,713	$10,758	$(5,425)
Net Income (loss) — Lannett Company, Inc.	$3,948	$(277)	$7,821	$6,534	$(2,318)
Basic Earnings (loss) Per Share — Lannett Company, Inc.	$0.14	$(0.01)	$0.32	$0.27	$(0.10)
Diluted Earnings (loss) Per Share — Lannett Company, Inc.	$0.14	$(0.01)	$0.31	$0.27	$(0.10)

Balance Sheet Highlights

Total Assets	$158,218	$147,744	$139,964	$124,577	$113,679
Total Debt	$7,161	$7,822	$7,720	$8,139	$8,979
Long Term Debt, less Current Portion	$6,513	$7,193	$2,869	$7,703	$8,187
Total Stockholders’ Equity	$111,313	$105,689	$88,958	$77,648	$69,322

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Form 10-K contains forward-looking information. The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in Fiscal 2013, and any Current Reports on Form 8-K filed by the Company.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies include those described below:

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

Rebates — Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers. As a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were approved by the FDA as a 505(b)(2) NDA, they are considered “branded” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for fiscal years 2012, 2011 and 2010.  Unless we have specific information to indicate otherwise, actual credits issued in a given year are assumed to be related to sales recorded in prior years based on the Company’s returns policy.

For the Year Ended June 30, 2012

(In thousands) Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2011	$5,497	$2,925	$5,142	$—	$13,564

Actual credits issued related to sales recorded in prior fiscal years	(5,354)	(3,084)	(4,294)	(152)	(12,884)

Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(143)	159	—	152	168

Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	68,576	21,019	4,692	1,981	96,268

Actual credits issued related to sales recorded in Fiscal 2012	(61,513)	(16,583)	—	(1,981)	(80,077)

Reserve Balance as of June 30, 2012	$7,063	$4,436	$5,540	$—	$17,039

For the Year Ended June 30, 2011

(In thousands) Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2010	$6,282	$3,566	$5,401	$—	$15,249

Actual credits issued related to sales recorded in prior fiscal years	(6,100)	(3,947)	(4,592)	—	(14,639)

Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	381	—	—	381

Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	53,687	16,587	6,715	3,502	80,491

Actual credits issued related to sales recorded in Fiscal 2011	(48,372)	(13,662)	(2,382)	(3,502)	(67,918)

Reserve Balance as of June 30, 2011	$5,497	$2,925	$5,142	$—	$13,564

For the Year Ended June 30, 2010

(In thousands) Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,090	$2,538	$5,107	$—	$13,735

Actual credits issued related to sales recorded in prior fiscal years	(6,069)	(2,538)	(3,833)	—	(12,440)

Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	(401)	—	(401)

Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	48,539	16,353	4,528	1,227	70,647

Actual credits issued related to sales recorded in Fiscal 2010	(42,278)	(12,787)	—	(1,227)	(56,292)

Reserve Balance as of June 30, 2010	$6,282	$3,566	$5,401	$—	$15,249

Reserve Activity 2012 vs. 2011

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,564,000 at June 30, 2011 to $17,039,000 June 30, 2012.  The increase in total reserves was due to an increase in the rebates reserve as a result of increased gross sales to customers who participate in rebate programs, the timing of actual rebate credits issued, as well as an additional rebate program the Company became obligated to participate in under Medicare Part D.  The increase in chargeback reserves is due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during Fiscal 2012 as compared to Fiscal 2011.  The activity in the “Other” category for the year ended June 30, 2012 includes shelf-stock, shipping and other sales adjustments.

The following tables compare the year-end reserve balances in fiscal years’ 2012 and 2011 and the gross sales mix in Fiscal 2012 and Fiscal 2011.

	Fiscal Year Ended June 30,
(In thousands)	2012	%	2011	%
Chargeback reserve	$7,063	41%	$5,497	40%
Rebate reserve	4,436	26%	2,925	22%
Return reserve	5,540	33%	5,142	38%
Other reserve	—	—%	—	—%
	$17,039	100%	$13,564	100%

	Fiscal Year ended June 30,
	2012	2011
Chain drug stores	24%	28%
Mail Order	4%	2%
Wholesalers	72%	70%
	100%	100%

Reserve Activity 2011 vs. 2010

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $15,249,000 at June 30, 2010 to $13,564,000 at June 30, 2011.  The decrease in total reserves was due to a decrease in the rebates reserve as a result of the timing of credits being processed by the customers and by the Company, a decrease in chargeback reserves due primarily to a decrease in inventory levels at wholesale distribution centers, and a decrease in return reserve primarily due to timing of credits processed by the customer.

During Fiscal 2011, the Company issued credits totaling $2,382,000 related to Fiscal 2011 gross sales of Morphine Sulfate Oral Solution which were returned as a result of the FDA’s action to force the Company to cease manufacturing and distributing this product as of July 24, 2010.

The following tables compare the year-end reserve balances in fiscal years’ 2011 and 2010 and the gross sales mix in Fiscal 2011 and Fiscal 2010.

	Fiscal Year Ended June 30,
(In thousands)	2011	%	2010	%
Chargeback reserve	$5,497	40%	$6,282	41%
Rebate reserve	2,925	22%	3,566	23%
Return reserve	5,142	38%	5,401	36%
Other reserve	—	—%	—	—%
	$13,564	100%	$15,249	100%

	Fiscal Year ended June 30,
	2011	2010
Chain drug stores	28%	32%
Mail Order	2%	4%
Wholesalers	70%	64%
	100%	100%

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

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC 740.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by presently enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.  The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the FASB also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The factors used to assess the likelihood of realization of its net deferred tax assets are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

Intangible Assets - Indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Indefinite-lived intangible assets are considered impaired if the carrying value of the asset is greater than fair value.  The fair value is determined by using a discounted cash flow analysis.  Definite-lived intangible assets are considered impaired if the carrying value of the asset is greater than the undiscounted cash flows related to the assets.  Our cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rates, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of June 30, 2012 and 2011, the Company had one indefinite-lived intangible asset in the amount of $149,000.  The Company performed the annual impairment test in the fourth quarter and determined that no impairment charges were required.  No events or changes in circumstances were identified during Fiscal 2012 or Fiscal 2011 that would indicate a need to perform impairment analyses for definite-lived intangible assets.  As such, no impairment charges were required.

Definite-lived intangible assets are amortized over the estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  For the fiscal years ended June 30, 2012, 2011 and 2010, the Company incurred amortization expense of $1,879,000, $1,875,000, and $1,833,000, respectively.

Share-based Compensation - Share-based compensation costs are recognized over the vesting period based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and the share price on the grant date to value restricted stock.  The fair value model includes various assumptions, including the expected volatility, expected life of the awards, and risk-free interest rates.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.  Refer to Note 18 of our Consolidated Financial Statements for a detailed description of our Black-Scholes weighted average assumptions for fiscal 2012, 2011, and 2010.

New Accounting Pronouncements -

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

In July 2012, the FASB issued authoritative guidance which allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company adopted this guidance effective July 1, 2012.  The adoption of this guidance by the Company is not expected to have a significant impact on the Company’s consolidated financial statements.

Results of Operations — Fiscal 2012 compared to Fiscal 2011

Net sales increased 15% from $106,835,000 in Fiscal 2011 to $122,990,000 in Fiscal 2012.  The following factors contributed to the $16,155,000 increase in sales:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	57%	(47)%
Cardiovascular	58%	(13)%
Gallstone Prevention	26%	(15)%
Glaucoma	13%	23%
Migraine Headache	(29)%	(2)%
Obesity	26%	(8)%
Pain Management	(2)%	44%
Thyroid Deficiency	7%	1%

Sales of drugs used for pain management increased by $6,123,000 for Fiscal 2012 compared to Fiscal 2011 due mainly to a price increase as well as additional volume of C-Topical Solution shipped to wholesale distributors.  The Company also commenced shipments of Morphine Sulfate Oral Solution in the first quarter of Fiscal 2012 based on its June 2011 FDA approval which contributed to the overall increase in pain management sales.  Partially offsetting these increases was decreases in volume of Oxycodone sold during Fiscal 2012. Sales of drugs for cardiovascular treatment increased by approximately $5,589,000 compared to Fiscal 2011 mainly due to a recently approved product for the treatment of hypertension which commenced shipping at the end of December 2011 partially offset by a competitive price reduction for another cardiovascular product during the third quarter of Fiscal

2011 in order to retain one of our major customers.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $3,798,000 for Fiscal 2012 compared to Fiscal 2011 primarily as a result of increased sales volume to one of our major retail customers, partially offset by a decrease in price related to Medicare Part D coverage gap rebates totaling approximately $1,797,000.  Sales of drugs used for anti-psychosis treatment increased by $1,286,000 during Fiscal 2012 mainly due to the Loxapine product launch.  Additional sales can also be attributed to drugs used for the treatment of glaucoma prevention which accounted for an increase in net sales of $1,134,000 for Fiscal 2012 compared to Fiscal 2011. The overall increase in sales was partially offset by a decrease in sales of drugs used for the treatment of migraine headaches by $2,683,000 for Fiscal 2012 compared to Fiscal 2011 primarily as a result of decreased volumes to both chain drug stores and wholesale distributors.  Sales of prescription vitamins decreased by $1,838,000 due to the settlement agreement reached with KV on December 15, 2010 which required the Company to cease selling products covered by the licensed patents.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category.

(In thousands) Customer Category	Fiscal 2012 Net Sales	Fiscal 2011 Net Sales

Wholesaler/Distributor	$68,082	$56,632

Retail Chain	45,633	46,270

Mail-Order Pharmacy	9,275	3,933

Total	$122,990	$106,835

The sales to wholesaler/distributor increased primarily as a result of the increase in sales of pain management products discussed above, partially offset by a decrease in demand for migraine headache products for which the company is no longer the primary supplier.  The sales to retail chains decreased due to the discontinuation of sales of prescription vitamins, lower volumes of drugs used for the treatment of migraine headaches, in addition to a Medicare Part D coverage gap rebate totaling approximately $1,797,000 related to sales of drugs used for the treatment of thyroid deficiency.  Mail-order pharmacy sales increased primarily as a result of increased sales due to a recently approved product for the treatment of hypertension which commenced shipping in January 2012.

Cost of sales increased slightly to $84,043,000 in Fiscal 2012 from $83,515,000 in Fiscal 2011.  The increase reflected the impact of the 15% increase in sales as well as a change in the mix of products sold, partially offset by manufacturing efficiencies.  Cost of sales for Fiscal 2011 included additional inventory reserves totaling $1,738,000 related to Morphine Sulfate Oral Solution and the reversal of royalty expense totaling $618,000 as a result of the settlement agreement reached with KV in December 2010.

Amortization expense included in cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000 related to this agreement.

Gross profit margins for Fiscal 2012 and Fiscal 2011 were 32% and 22%, respectively.  Gross profit percentage increased due to a change in the mix of products sold as discussed above, in addition to manufacturing efficiencies.  Gross profit margins in Fiscal 2011 were negatively impacted by additional inventory reserves totaling $1,738,000 related to Morphine Sulfate Oral Solution partially offset by the reversal of royalty expense totaling $618,000 as a result of the settlement agreement reached with KV in December 2010.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur.  These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses increased 38% to $11,844,000 in Fiscal 2012 from $8,587,000 in Fiscal 2011.  The increase is primarily due to compensation related costs incurred during Fiscal 2012 but not incurred in Fiscal 2011, in addition to increased internal research and development activities partially offset by a decrease in costs related to biostudies as a result of the timing of milestone achievements for costs of products in development.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“S,G&A”) expenses increased 27% to $20,193,000 in Fiscal 2012 from $15,912,000 in Fiscal 2011.  The increase is primarily due to compensation related costs incurred during Fiscal 2012 but not incurred in Fiscal 2011, in addition to an increase in outsourced sales and marketing expenses.  Fiscal 2011 also includes the reversal of the remaining Fiscal 2010 accrued bonuses totaling $1,391,000, of which $1,010,000 was included in SG&A.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.

Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense increased to $273,000 in Fiscal 2012 from $214,000 in Fiscal 2011, due to higher average levels of long-term debt outstanding during Fiscal 2012.  Interest and dividend income increased to $142,000 in Fiscal 2012 from $91,000 in Fiscal 2011 due to higher interest earned on larger average investment securities balances throughout Fiscal 2012.  The Company recorded losses on trading investment securities during Fiscal 2012 totaling $103,000, of which $236,000 was realized gains and $339,000 was unrealized losses compared to realized and unrealized gains totaling $206,000 in Fiscal 2011.

The Company recorded income tax expense totaling $2,600,000 in Fiscal 2012 compared to an income tax benefit totaling $461,000 in Fiscal 2011.  The effective tax rate for Fiscal 2012 was 39.3% compared to 65.8% for Fiscal 2011.  The effective tax rate for Fiscal 2012 includes the impact of nondeductible incentive stock option compensation expense relative to pretax income for Fiscal 2012 partially offset by the impact of income tax credits.  The effective tax rate for Fiscal 2012 was lower compared to Fiscal 2011 due primarily to the impact in Fiscal 2011 of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $264,000 related to a settlement with the IRS.  These increases were partially offset by the effect of nondeductible incentive stock option compensation expenses relative to the pretax income for Fiscal 2011.

At June 30, 2012, the Company has recognized a net deferred tax asset of $13,902,000.  The net deferred tax asset is net of a valuation allowance of $2,112,000 that is primarily related to the Cody notes receivable impairment incurred in conjunction with the acquisition of Cody Labs.  The Company has provided for the valuation allowance related to the notes receivable impairment as this benefit will be realized only upon the disposition of Cody Labs.  As the Company has no current plans to dispose of its holdings in Cody, a full valuation allowance has been established.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

The Company reported a net income attributable to Lannett of $3,948,000 for Fiscal 2012, or $0.14 basic and diluted earnings per share, compared to a net loss attributable to Lannett of $277,000 for Fiscal 2011, or $0.01 basic and diluted loss per share.

Results of Operations — Fiscal 2011 compared to Fiscal 2010

Net sales decreased 15% from $125,178,000 in Fiscal 2010 to $106,835,000 in Fiscal 2011.  The following factors contributed to the $18,343,000 decrease in sales:

Medical indication	Sales volume change %	Sales price change %
Antibiotics	(10)%	5%
Cardiovascular	(22)%	(19)%
Gallstone Prevention	175%	(30)%
Glaucoma	27%	27%
Migraine Headache	(1)%	(11)%
Obesity	(19)%	7%
Pain Management	(22)%	33%
Prescription Vitamin	(73)%	22%
Thyroid Deficiency	7%	(16)%

Sales of drugs used in the treatment of thyroid deficiency decreased by $5,174,000 for Fiscal 2011 compared to Fiscal 2010 primarily as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling $1,500,000.  The overall decrease in sales was also affected by a decrease in sales of drugs for cardiovascular treatment of $8,443,000 for Fiscal 2011 compared to Fiscal 2010 mainly due to a decrease in the volume of bottles shipped, as well as a result of a competitive price reduction in order to retain one of our major customers.  Included in this amount is a one-time shelf stock adjustment totaling $638,000.  Net sales of our prescription vitamins also decreased by $3,802,000 due to the settlement agreement reached with KV on December 15, 2010 which requires the Company to cease selling products covered by the licensed patents.  Sales of drugs used for the treatment of migraine headaches decreased by $1,201,000 for Fiscal 2011 compared to Fiscal 2010 primarily as a result of a price reduction.  The overall decrease in sales was partially offset by an increase in sales of drugs used for pain management which increased by $618,000 for Fiscal 2011 compared to Fiscal 2010. This increase is primarily the result of an increase in demand for pain management products including Hydromorphone HCl and Oxycodone HCl which increased $4,044,000 and $3,205,000, respectively for Fiscal 2011 compared to Fiscal 2010.  Partially offsetting this increase were Fiscal 2010 revenues of Morphine Sulfate Oral Solution totaling $6,337,000 which were not recognized in Fiscal 2011 as a result of the FDA’s action to force Lannett and all but one competitor to cease manufacturing and/or distributing Morphine Sulfate Oral Solution effective July 24, 2010.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category.

(In thousands) Customer Category	Fiscal 2011 Net Sales	Fiscal 2010 Net Sales

Wholesaler/Distributor	$56,632	$58,166

Retail Chain	46,270	60,321

Mail-Order Pharmacy	3,933	6,691

Total	$106,835	$125,178

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

Cost of sales decreased slightly to $83,515,000 in Fiscal 2011 from $83,838,000 in Fiscal 2010.  The decrease reflected the impact of the 15% decrease in sales as well as a change in the mix of products sold.  Cost of sales includes the additional inventory reserves totaling $1,738,000 related to Morphine Sulfate Oral Solution.  The Company increased its reserves related to Morphine Sulfate Oral Solution as a result of new information obtained during the January 2011 meeting with the FDA in that the FDA required a pre-approval inspection (“PAI”) as part of the MS NDA approval process. The Company received FDA approval in June 2011 to begin selling Morphine Sulfate Oral Solution although existing inventories totaling $2,063,000 are fully reserved as of June 30, 2011 based on their expiration dates.  Cost of sales also included the reversal of royalty expense in Fiscal 2011 totaling $618,000 as a result of the settlement agreement reached with KV whereas Fiscal 2010 includes additional royalties of $455,000 primarily related to the sale of the prescription vitamins, our Amantadine product and the final payments under the Provell termination agreement.

Amortization expense included in cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000 related to this agreement.

Gross profit margins for Fiscal 2011 and Fiscal 2010 were 22% and 33%, respectively.  Gross profit percentage decreased due to the overall decline in sales described above.  Gross profit margins were also reduced by the additional inventory reserves recorded during Fiscal 2011 totaling $1,738,000 related to Morphine Sulfate Oral Solution as discussed above.  Partially offsetting the decrease was an increase due to the reversal of royalty expense totaling $618,000 as a result of the settlement agreement reached with KV.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will not fluctuate in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future. Changes in the future sales product mix may also occur. These changes may affect the gross profit percentage in future periods.

Research and development (“R&D”) expenses decreased 24% to $8,587,000 in Fiscal 2011 from $11,252,000 in Fiscal 2010.  The decrease is primarily due to the timing of milestone achievements for costs of products in development and completed phases for several biostudies.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“S,G&A”) expenses decreased 8% to $15,912,000 in Fiscal 2011 from $17,375,000 in Fiscal 2010.  The decrease is primarily due to incentive compensation costs incurred in Fiscal 2010, but not incurred in Fiscal 2011, as well as the reversal of the remaining Fiscal 2010 accrued bonuses totaling approximately $1,391,000 in the second quarter of Fiscal 2011 (see Note 14 to the Consolidated Financial Statements), of which approximately $1,010,000 was included in S,G &A.  Partially offsetting the overall decrease are increased legal costs of $784,000 related to the litigation with the FDA regarding the status of Grandfathered products, including our Morphine Sulfate Oral Solution.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Grant income of $410,000 recognized in Fiscal 2011 is related to the grant funding received in July 2004 totaling $500,000 from the Commonwealth of Pennsylvania (the “Commonwealth”), acting through the Department of Community and Economic Development.

The grant funding program required the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire additional full-time employees, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company failed to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding.  In June 2011, the Company reached a formal agreement with the Commonwealth as to whether it complied with all of the requirements of the grant funding program.  Based on the terms of the agreement, the Company was required to repay $90,000 to the Commonwealth, which resulted in the recognition of the remaining $410,000 of the funding as grant income (see Note 10 to the Consolidated Financial Statements).

Interest expense decreased to $214,000 in Fiscal 2011 from $276,000 in Fiscal 2010, due to lower levels of long-term debt outstanding during Fiscal 2011.  Interest and dividend income increased to $91,000 in Fiscal 2011 from $62,000 in Fiscal 2010 due to higher interest earned on larger investment securities balances.

The Company recorded an income tax benefit totaling $461,000 in Fiscal 2011 compared to income tax expense totaling $4,813,000 in Fiscal 2010.  The effective tax rate for Fiscal 2011 was 65.8% compared to 37.5% for Fiscal 2010.  The effective tax rate for Fiscal 2011 was higher compared to Fiscal 2010 due primarily to the impact in Fiscal 2011 of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $264,000 related to a settlement with the IRS.  These increases were partially offset by the effect of nondeductible incentive stock option compensation expenses relative to the pretax income for Fiscal 2011.  The effective tax rate for Fiscal 2010 includes the impact of a change in Pennsylvania tax law which lowered the Company’s apportionment factor within this state.  The impact of this change caused the Company to reduce its deferred tax assets by $650,000, and therefore increased the effective tax rate by approximately 5% for Fiscal 2010.  The increase in effective tax rate related to this change in Pennsylvania tax law was essentially offset by the impact of the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling $421,000 and reduced its liability for unrecognized tax benefits by $216,000.  In addition, the Company amended its Fiscal 2005 income tax return during Fiscal 2010 to claim additional federal income tax credits, which was accepted as timely filed by the IRS.  As a result, the Company reduced its income taxes payable for Fiscal 2010 by $528,000 related to this amended income tax return.

At June 30, 2011, the Company has recognized a net deferred tax asset of $14,984,000.  The net deferred tax asset is net of a valuation allowance of $2,032,000 that is primarily related to the Cody notes receivable impairment incurred in conjunction with the acquisition of Cody Labs.  The Company has provided for the valuation allowance related to the notes receivable impairment as this benefit will be realized only upon the disposition of Cody Labs.  As the Company has no current plans to dispose of its holdings in Cody, a full valuation allowance has been established.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

The Company reported a net loss attributable to Lannett of $277,000 for Fiscal 2011, or $0.01 basic and diluted loss per share, compared to net income attributable to Lannett of $7,821,000 for Fiscal 2010, or $0.32 basic and $0.31 diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2012, working capital was $66,089,000 as compared to $59,282,000 at June 30, 2011, an increase of $6,807,000.

Net cash from operating activities of $11,121,000 for the fiscal year ended June 30, 2012 reflected net income of $4,018,000 after adjustments for non-cash items of $9,093,000, as well as cash used by changes in operating assets and liabilities of $1,990,000.  Significant changes in operating assets and liabilities are comprised of:

•                  An increase in trade accounts receivable of $8,751,000 primarily as a result of increased sales in the fourth quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011. The Company’s days sales outstanding (“DSO”), based on gross sales, for Fiscal 2012 was 61 days.  The level of DSO at June 30, 2012 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  A decrease in income taxes receivable of $1,516,000 primarily as a result of Fiscal 2012 taxable income.

•                  An increase in rebates, chargebacks and returns payable of $3,475,000 primarily due to an increase in rebates reserve as a result of increased sales to customers who participate in rebate programs, the timing of credits taken by customers, as well as an additional rebate program the Company became obligated to participate in under Medicare Part D, and an increase in chargeback reserves due primarily to an increase in inventory levels at wholesale distribution centers.

•                  An increase in accrued payroll and payroll related costs of $2,209,000 primarily related to accrued incentive compensation costs in Fiscal 2012.

Net cash provided by investing activities of $7,379,000 for the year ended June 30, 2012 is mainly the result of proceeds from the sale of investment securities of $35,910,000, partially offset purchases of investment securities of $23,301,000 and purchases of property, plant and equipment of $5,237,000.

Net cash used in financing activities of $1,130,000 for Fiscal 2012 was primarily due to scheduled repayments of debt of $661,000 and purchases of treasury stock of $722,000, partially offset by proceeds from the issuance of stock pursuant to stock compensation plans of $272,000.

The Company has entered into agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of June 30, 2012 are as follows:

The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at June 30, 2012 and 2011 was 2.25% and 3.00%, respectively.  Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at June 30, 2012 and June 30, 2011.  As of June 30, 2012 and 2011, the Company had $2,995,000 of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of June 30, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.  The PIDA Loan has $777,000 outstanding as of June 30, 2012 with $81,000 currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2012 and 2011 was 0.38% and 0.40%, respectively.  At June 30, 2012, the Company has $290,000 outstanding on the Authority loan, of which $140,000 is classified as currently due.  In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo. This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At June 30, 2012, no portion of the letter of credit has been utilized.

The Company has negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the 1-Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at June 30, 2012 and 2011 was 3.20% and 3.14%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  At June 30, 2012, the Company has $2,818,000 outstanding on the Wells Fargo portion of the loan, of which $204,000 is classified as currently due.  The PIDA Loan has $1,899,000 outstanding as of June 30, 2012 with $105,000 currently due.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See Note 12 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $15,000.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2012, $1,377,000 is outstanding under the mortgage loan, of which $118,000 is classified as currently due with a rate of 4.5%. The mortgage is collateralized by the land and building.

The following table represents annual contractual obligations as of June 30, 2012:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years

Long-Term Debt	$7,161	$648	$1,202	$1,103	$4,208
Purchase Obligations	41,250	23,250	18,000	—	—
Interest on Obligations	1,595	240	421	342	592
Total	$50,006	$24,138	$19,623	$1,445	$4,800

The purchase obligations above are primarily due to the agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”). If the minimum purchase requirement is not met, JSP has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If JSP terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  If either party were to terminate the purchase agreement, there would be a significant impact on the operating cash flows of the Company from the termination.  See Note 22 to our Consolidated Financial Statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

Prospects for the Future

Generic pharmaceutical manufacturers and distributors are constantly faced with pricing pressures in the marketplace as competitors attempt to lure business from distributors, wholesalers and chain retailers by offering lower prices than the incumbent supplier.  Lannett tries to differentiate itself in the marketplace by complementing its lower cost offerings with higher levels of customer service and quality of the products.  But as Lannett enters Fiscal Year 2013, there is an increasing number of competitors on our key products that are attempting to supplant Lannett as the preferred vendor.

Beginning in the first quarter of Fiscal 2011, Lannett faced significant pricing challenges on its top two selling products.  In order to keep the volume of business with the specific customers involved, Lannett chose to reduce its selling price on both of the products.  These price reductions had and may continue to have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

The Company has had difficulty marketing its Oxycodone HCl Solution product starting in the third quarter of Fiscal 2011 due to the current limitations by the DEA to grant additional manufacturing quota to Cody Labs for its production.  This product contributed approximately $3.8 million in revenue in Fiscal 2012 and $4.6 million in Fiscal 2011.  The loss of this product would have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

The Company has several generic products under development.  These products are all orally-administered, topical, injectable and parenteral products designed to be generic equivalents to brand named innovator drugs.  The Company’s developmental drug products are intended to treat a diverse range of indications.  As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market.  These ANDAs are dormant on the Company’s records.  Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it.  If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug.  The Company would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.  Generally, in these situations, the Company must file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA. Recently, the FDA has announced that it will prioritize its review of 3,800 Chemistry Manufacturing and Control (“CMC”) supplements in order to make progress on reviewing a backlog of over 2,200 ANDAs.  This could negatively impact the sales of future products.

The products under development are at various stages in the development cycle—formulation, scale-up, and/or clinical testing.  Depending on the complexity of the active ingredient’s chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies and on average can range from $0.1 million to $1.7 million.  Some of Lannett’s developmental products will require bioequivalence studies, while others will not—depending on the FDA’s Orange Book classification.  Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

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

Cody Labs’ manufacturing expertise in narcotic APIs will allow Lannett to build a market with limited domestic competition.  The Company anticipates that the demand for narcotics and controlled drugs will continue to grow as the “Baby Boomer” generation ages and that it is well-positioned to take advantage of these opportunities by concentrating additional resources in the narcotics and controlled drugs area.  The sale of pain management products approximated 17% of net sales for the year Fiscal 2012 and 14% of net sales for the Fiscal 2011.  Due to the FDA’s actions against Morphine Sulfate Oral Solution and a slow down in the demand for one other product that is manufactured at Cody, Lannett incurred a decrease in the percentage of sales related to pain management products during Fiscal 2011.  Since the Company received the FDA approval for its 505(b)(2) New Drug Application for Morphine Sulfate Oral Solution in June 2011, net sales related to pain management products have increased.

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

The Company has entered supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG and Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed) of Israel and the GC Group, as well as certain domestic companies, including JSP, Banner Pharmacaps, Cerovene and Summit Bioscience.  The Company is currently in negotiations on similar agreements with other international companies, through which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, and increase future revenues and income.

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

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at June 30, 2012 and 2011 was 2.25% and 3.00%.  Availability under the line of credit is reduced by outstanding letters of credit totaling $5,000 at June 30, 2012 and June 30, 2011.  As of June 30, 2012 and June 30, 2011, the Company had $2,995,000 of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of June 30, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company has negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the 1-Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at June 30, 2012 and 2011 was 3.20% and 3.14%, respectively.  At June 30, 2012, the Company has $2,818,000 outstanding on the loan, of which $204,000 is classified as currently due.

A mortgage loan with First National Bank of Cody related to the purchase of land and building by Cody LCI Realty, LLC, a variable interest entity, has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $15,000.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2012, $1,377,000 is outstanding under the mortgage loan with a rate of 4.5%.  The mortgage is collateralized by the land and building.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for financial reporting as of June 30, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of June 30, 2012, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K under Item 15. Exhibits, Financial Statement Schedules.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                        DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

William Farber	80	Chairman Emeritus

Jeffrey Farber	52	Chairman of the Board

Ronald A. West	78	Vice Chairman of the Board

Arthur P. Bedrosian	66	Director

Kenneth Sinclair Ph.D.	65	Director

Albert I. Wertheimer, Ph.D.	69	Director

Myron Winkelman	74	Director

David Drabik	44	Director

Paul Taveira	52	Director

Officers:

Arthur P. Bedrosian	66	President and Chief Executive Officer

Martin P. Galvan	60	Vice President of Finance and Chief Financial Officer

William F. Schreck	63	Chief Operating Officer

Kevin R. Smith	52	Vice President of Sales and Marketing

Ernest J. Sabo	64	Vice President of Regulatory Affairs and Chief Compliance Officer

Robert Ehlinger	54	Vice President of Logistics and Chief Information Officer

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

Jeffrey Farber was elected a Director of the Company in May 2006 and was appointed Chairman of the Board of Directors in July 2012.  Jeffrey Farber joined the Company in August 2003 as Secretary.  Since 1994, Mr. Farber has been President and the owner of Auburn Pharmaceutical (“Auburn”), a national generic pharmaceutical distributor. Prior to starting Auburn, Mr. Farber served in various positions at Major Pharmaceutical (“Major”), where he was employed for over 15 years. At Major, Mr. Farber was involved in sales, purchasing and eventually served as President of the mid-west division. Mr. Farber also spent time working at Major’s manufacturing division — Vitarine Pharmaceuticals — where he served on its Board of Directors. Mr. Farber graduated from Western Michigan University with a Bachelors of Science Degree in Business Administration and participated in the Pharmacy Management Graduate Program at Long Island University. Mr. Farber is the son of William Farber, the Chairman Emeritus of the Board of Directors of the Company.

The Nominating and Governance Committee concluded that Mr. Farber is qualified and should continue to serve, due, in part, to his significant experience in the generic drug industry and his ongoing role as the owner of a highly regarded and successful generic drug distributor.  His skills include a thorough knowledge of the generic drug marketplace and drug supply chain management.

Ronald A. West was elected a Director of the Company in January 2002. In September 2004, Mr. West was elected Vice Chairman of the Board of Directors and Lead Independent Director and on June 1, 2011 was elected to serve as Chairman of the Board.  In July 2012 Mr. West stepped down as Chairman of the Board and is now Vice Chairman.  Mr. West is currently a Director of Beecher Associates, an industrial real estate investment company. Prior to this, from 1983 to 1987, Mr. West, member of the Audit and Compensation committees at Lannett, served as Chairman and Chief Executive Officer of Dura Corporation, an original equipment manufacturer of automotive products and other engineered equipment components. In 1987, Mr. West sold his ownership position in Dura Corporation, at which time he retired from active management positions. Mr. West was employed at Dura Corporation since 1969. Prior to this, he served in various financial management positions with TRW, Inc., Marlin Rockwell Corporation and National Machine Products Group, a division of Standard Pressed Steel Company. Mr. West studied Business Administration at Michigan State University and the University of Detroit.

The Nominating and Governance Committee concluded that Mr. West is qualified and should continue to serve, due, in part, because of his long and successful career in the manufacturing sector, both as a senior executive and as a financial manager. In addition to his financial analytic skills, he is a natural leader with solid experience in corporate governance.

Kenneth Sinclair, Ph.D. was elected a Director of the Company in September 2005. Dr. Sinclair is currently Professor of Accounting and Senior Advisor to the College of Business and Economics Dean at Lehigh University, where he began his academic career in 1972. Dr. Sinclair had served as Chair of Lehigh’s Accounting Department from 1988 to 1994 and 1998 to 2007. He has taught a variety of accounting courses, including financial and managerial accounting at both the undergraduate and graduate level. He has been recognized for his teaching innovation, held leadership positions with professional accounting organizations and served on numerous academic and advisory committees. He has received a number of awards and honors for teaching and service, and has researched and written on a myriad of subjects related to accounting. He has also been heavily involved with strategic planning at both the College and Department level at Lehigh. Dr. Sinclair earned a Bachelor of Business Administration degree in Accounting, a Master of Science degree in Accounting and a Doctorate Degree in Business Administration with a concentration in Accounting from the University of Massachusetts.

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

David Drabik was elected a Director of the Company in January 2011. Mr. Drabik is a National Association of Corporate Directors Governance Fellow. Since 2002, Mr. Drabik has been President of Cranbrook & Co., LLC (“Cranbrook”), an advisory firm primarily serving the private equity and venture capital community. At Cranbrook, Mr. Drabik assists and advises its clientele on originating, structuring, and executing private equity and venture capital transactions. From 1995 to 2002, Mr. Drabik served in various roles and positions with UBS Capital Americas (and its predecessor UBS Capital LLC), a New York City based private equity and venture capital firm that managed $1.5 billion of capital. From 1992 to 1995, Mr. Drabik was a banker with Union Bank of Switzerland’s Corporate and Institutional Banking division in New York City. Mr. Drabik graduated from the University of Michigan with a Bachelors of Business Administration degree.

The Nominating and Governance Committee concluded that Mr. Drabik is well qualified and should be nominated to serve as a Director due, in part to his understanding and involvement in investment banking.  As a global investment bank professional with extensive experience advising senior management, his skills include business analytics, financing and a strong familiarity with SEC documentation.

Paul Taveira, was elected a Director of the Company in May 2012.  Mr. Taveira has been Chief Executive Officer of A&D Environmental Services Inc., an environmental and industrial services company, since 2009. He currently serves on their Board of Directors. From 2007 to 2009, Mr. Taveira was a Managing Partner of Precision Source LLC, a manufacturer of precision parts for various industries across the United States. From 1997 to 2007, Mr. Taveira held several positions at PSC Inc., a national provider of environmental services, including President, Vice President and Regional General Manager. From 1987 to 1997, Mr. Taveira held several management positions with Clean Harbors Inc., an international provider of environmental and energy services. Mr. Taveira graduated from Worcester State University with a Bachelor of Science degree in Biology.

The Nominating and Governance Committee concluded that Mr. Taveira is well qualified and should be nominated to serve as a Director due, in part to his understanding and experience as a Chief Executive Officer and Director of A&D Environmental Services Inc.  Additionally, Mr. Taveira has experience as a Managing Partner of Precision Source LLC, a manufacturer of precision parts for various industries across the United States.

Arthur P. Bedrosian, J.D. was promoted to President of the Company in May 2002 and CEO in January of 2006. Previously, he served as the Company’s Vice President of Business Development from January 2002 to April 2002. Mr. Bedrosian was elected as a Director in February 2000 and served to January 2002. Mr. Bedrosian was re-elected a Director in January 2006. Mr. Bedrosian has operated generic drug manufacturing, sales, and marketing businesses in the healthcare industry for many years. Prior to joining the Company, from 1999 to 2001, Mr. Bedrosian served as President and Chief Executive Officer of Trinity Laboratories, Inc., a medical device and drug manufacturer. Mr. Bedrosian also operated Pharmaceutical Ventures Ltd, a healthcare consultancy, Pharmeral, Inc. a drug representation company selling generic drugs, and Interal Corporation, a computer consultancy to Fortune 100 companies. Mr. Bedrosian holds a Bachelor of Arts Degree in Political Science from Queens College of the City University of New York and a Juris Doctorate from Newport University in California.

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

William F. Schreck joined the Company in January 2003 as Materials Manager. In May 2004, he was promoted to Vice President of Logistics. In August 2009, Mr. Schreck was promoted to Senior Vice President and General Manager. In January 2011, Mr. Schreck was promoted to Chief Operating Officer.  Prior to this, from 1999 to 2001, he served as Vice President of Operations at Nature’s Products, Inc., an international nutritional and over-the-counter drug product manufacturing and distribution company. From 2001 to 2002 he served as an independent consultant for various companies. Mr. Schreck’s prior experience also includes comprehensive executive management positions at Ivax Pharmaceuticals, Inc., a division of Ivax Corporation, Zenith-Goldline Laboratories and Rugby-Darby Group Companies, Inc. Mr. Schreck has a Bachelor of Arts Degree from Hofstra University.

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

Ernest J. Sabo joined the Company in March 2005 as Director of Quality Assurance.  In May 2008, Mr. Sabo was promoted to Vice President of Regulatory Affairs and Chief Compliance Officer.  Prior to this, he served at Wyeth Pharmaceuticals as Manager of QA Compliance from 2001 to 2003 and as Associate Director of QA Compliance from 2003 to 2005.  Mr. Sabo held former positions as Director of Validation, Quality Assurance, Quality Control and R&D at Delavau/Accucorp, Inc. from 1993 thru 2001.  He has over 30 years of experience in the pharmaceutical industry, his background spans from Quality Assurance, Quality Control, Cleaning/Process Validation and Manufacturing turn-key operations.  Mr. Sabo holds a Bachelor of Arts in Biology from Trenton State College (now known as The College of New Jersey).

Robert Ehlinger joined the Company in July 2006 as Chief Information Officer. In June 2011, Mr. Ehlinger was promoted to Vice President of Logistics and Chief Information Officer. Prior to joining Lannett, Mr. Ehlinger was the Vice President of Information Technology at MedQuist, Inc., a healthcare services provider, where his career spanned 10 years in progressive operational and technology roles. Prior to MedQuist, Mr. Ehlinger was with Kennedy Health Systems as their Corporate Director of Information Technology supporting acute care and ambulatory care health information systems and biomedical support services. Earlier on, Mr. Ehlinger was with Dowty Communications where he held various technical and operational support roles prior to assuming the role of International Distribution Sales Executive managing the Latin America sales distribution channels. Mr. Ehlinger received a Bachelor’s of Arts degree in Physics from Gettysburg College in Gettysburg, PA.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2012 all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners under Section 16(a) of the Exchange Act were complied with in a timely manner, except for a Form 3 for Mr. Ehlinger;  Form 4s related to option grants to Mr. Schreck and Mr. Ehlinger on July 8, 2011 and to Mr. Galvan on July 15, 2011; Form 4s relating to option grants to officers and restricted stock grants to directors on August 25, 2011; a Form 4 relating to purchase of common stock by Mr. Drabik on September 12, 2011; a Form 4 relating to a restricted stock grant to Mr. Bedrosian on October 13, 2011; Form 4s relating to shares withheld to pay taxes for restricted stock vesting by certain officers on October 29, 2011; Form 4s relating to a sale of common stock on November 23, 2011 by Mr. Sabo and by Mr. West on February 29, 2012; and Form 5s for Mr. Bedrosian, Mr. Smith and Mr. Ehlinger.

Code of Ethics and Financial Expert

The Company has adopted the Code of Professional Conduct (the “code of ethics”), a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and Corporate Controller, as well as all other company personnel.  The code of ethics is publicly available on our website at www.lannett.com.  If the Company makes any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Corporate Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

The Board of Directors has determined that Mr. Sinclair, current director of Lannett, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission.

ITEM 11.             EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to or earned by the named executive officers (“NEOs” or “Named Executive Officers”) of the Company for Fiscal 2012, Fiscal 2011 and Fiscal 2010.

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-equity incentive plan compensation	All Other Compensation	Total
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)

Arthur P. Bedrosian	2012	$425,096	$20,250	$171,315	$198,908	$22,542	$838,111
President and Chief Executive	2011	416,763	—	—	—	22,556	439,319
Officer	2010	407,410	359,384	297,390	269,750	22,367	1,356,301

Martin P. Galvan	2012	235,577	—	107,364	116,320	14,873	474,134
Vice President of Finance and	2011	—	—	—	—	—	—
Chief Financial Officer (1)	2010	—	—	—	—	—	—

Keith R. Ruck	2012	15,833	—	—	—	152,665	168,498
Former Vice President of Finance and	2011	190,000	—	—	—	15,617	205,617
Chief Financial Officer (2)	2010	189,293	89,550	243,090	123,500	11,257	656,690

William F. Schreck	2012	250,000	—	205,292	116,320	18,263	589,875
Chief Operating Officer	2011	219,231	—	—	—	19,592	238,823
	2010	196,681	177,791	302,729	130,000	28,159	835,360

Robert Ehlinger	2012	170,000	—	147,044	79,098	16,677	412,819
Vice President of Logistics and	2011	156,656	—	—	—	6,008	162,664
Chief Information Officer	2010	147,485	93,333	59,478	74,158	6,758	381,212

Kevin R. Smith	2012	212,755	—	95,707	99,549	22,013	430,024
Vice President of Sales and	2011	207,722	—	—	—	21,888	229,610
Marketing	2010	206,564	179,455	198,260	135,019	21,985	741,283

* Note — Effective February 28, 2010 for fiscal years ending on or after December 20, 2009, the SEC amended its rules related to the Summary Compensation and Director Compensation Tables.  The new rules require issuers to report as compensation the aggregate grant date fair-value of stock and option awards issued during the fiscal year to NEOs, rather than the dollar amount recognized for financial statement purposes for that fiscal year under the previous rules.  Amounts are computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  Fiscal 2010 amounts have been restated.

(1)         Martin P. Galvan was appointed and assumed the role of Vice President of Finance and Chief Financial Officer on August 8, 2011.  He did not earn any compensation from the Company during FY2011 and FY 2010.

(2)         Mr. Ruck resigned as Vice President of Finance and Chief Financial Officer effective August 1, 2011.

All Other Compensation

The following summarizes the components of column (i) of the Summary Compensation Table:

		Company
		Match		Pay in
Name and Principal	Fiscal	Contributions	Auto	Lieu of	Excess Life	Termination
Position	Year	401(k) Plan	Allowance	Vacation	Insurances	Related	Total

Arthur P. Bedrosian	2012	$8,280	$13,500	$—	$762	$—	$22,542
President and	2011	8,294	13,500	—	762	—	22,556
Chief Executive Officer	2010	8,219	13,500	—	648	—	22,367

Martin P. Galvan	2012	4,327	10,177	—	369	—	14,873
Vice President of Finance and	2011	—	—	—	—	—	—
Chief Financial Officer (1)	2010	—	—	—	—	—	—

Keith R. Ruck	2012	—	900	—	—	151,765	152,665
Former Vice President of Finance and	2011	4,703	10,800	—	114	—	15,617
Chief Financial Officer (2)	2010	2,499	8,668	—	90	—	11,257

William F. Schreck	2012	7,067	10,800	—	396	—	18,263
Chief Operating Officer	2011	8,327	10,800	—	465	—	19,592
	2010	7,918	10,800	9,030	411	—	28,159

Robert Ehlinger	2012	5,654	10,800	—	223	—	16,677
Vice President of Logistics and	2011	5,846	—	—	162	—	6,008
Chief Information Officer	2010	6,620	—	—	138	—	6,758

Kevin R. Smith	2012	8,375	13,500	—	138	—	22,013
Vice President of Sales and	2011	8,250	13,500	—	138	—	21,888
Marketing	2010	8,371	13,500	—	114	—	21,985

(1)   Martin P. Galvan was appointed and assumed the role of Vice President of Finance and Chief Financial Officer on August 8, 2011.  He did not earn any compensation from the Company during FY2011 and FY 2010.

(2)   Mr. Ruck resigned as Vice President of Finance and Chief Financial Officer effective August 1, 2011.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Values

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stocks or Units (#)	Underlying Options (#)	Awards ($/sh)	Options Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(i)

Arthur P. Bedrosian	8/25/2011	—	—	—	—	—	—	—	89,500	$3.55	$171,315
President and Chief Executive Officer	10/13/2011	—	—	—	—	—	—	5,000			20,250

Martin P. Galvan	7/15/2011	—	—	—	—	—	—	—	40,000	$4.73	$107,364
Vice President of Finance and Chief Financial Officer

William F. Schreck	7/8/2011	—	—	—	—	—	—	—	25,000	$5.02	$71,302
Chief Operating Officer	8/25/2011	—	—	—	—	—	—	—	70,000	3.55	133,990

Robert Ehlinger	7/8/2011	—	—	—	—	—	—	—	18,000	$5.02	$51,337
Vice President of Logistics and	8/25/2011	—	—	—	—	—	—	—	50,000	3.55	95,707
Chief Information Officer

Kevin R. Smith	8/25/2011	—	—	—	—	—	—	—	50,000	$3.55	$95,707
Vice President of Sales and Marketing

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Arthur P. Bedrosian	18,000	—	—	$4.63	7/23/2012
President and Chief	96,900	—	—	$7.97	10/28/2012
Executive Officer	33,000	—	—	$17.36	10/24/2013
	30,000	—	—	$16.04	5/11/2014
	25,000	—	—	$8.00	1/18/2016
	30,000	—	—	$6.89	11/28/2016
	75,000	—	—	$4.03	9/18/2017
	30,000	—	—	$2.80	9/18/2018
	50,000	25,000	—	$6.94	10/29/2019
	—	89,500	—	$3.55	8/25/2021
						10,000	$42,400

Martin P. Galvan	—	40,000	—	$4.73	7/15/2021
Vice President of Finance and Chief Financial Officer						—	$—

William F. Schreck	17,745	—	—	$11.27	2/18/2013
Chief Operating Officer	12,000	—	—	$5.18	10/25/2015
	15,000	—	—	$6.89	11/28/2016
	50,000	—	—	$4.03	9/18/2017
	16,000	—	—	$2.80	9/18/2018
	10,000	5,000	—	$7.53	10/27/2019
	40,000	20,000	—	$6.94	10/29/2019
	—	25,000	—	$5.02	7/8/2021
	—	70,000	—	$3.55	8/25/2021
						5,000	$21,200

Robert Ehlinger	10,425	—	—	$5.05	9/21/2016
Vice President of Logistics	7,500	—	—	$6.89	11/28/2016
and Chief Information Officer	15,000	—	—	$4.03	9/18/2017
	10,000	5,000	—	$6.94	10/29/2019
	—	18,000	—	$5.02	7/8/2021
	—	50,000	—	$3.55	8/25/2021
						3,333	$14,132

Kevin R. Smith	38,760	—	—	$7.97	10/28/2012
Vice President of Sales and	13,000	—	—	$17.36	10/24/2013
Marketing	20,000	—	—	$16.04	5/11/2014
	12,000	—	—	$5.18	10/25/2015
	15,000	—	—	$6.89	11/28/2016
	50,000	—	—	$4.03	9/18/2017
	16,000	—	—	$2.80	9/18/2018
	33,334	16,666	—	$6.94	10/29/2019
	—	50,000	—	$3.55	8/25/2021
						5,000	$21,200

The options above were granted ten years prior to the option expiration date and vest over three years from that grant date.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Martin P. Galvan, Vice President of Finance and Chief Financial Officer, Kevin R. Smith, Vice President of Sales and Marketing, William F. Schreck, Chief Operating Officer, Ernest J. Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer and Robert Ehlinger, Vice President of Logistics and Chief Information Officer.  Each of the agreements provides for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the review and approval of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards, which are granted at the discretion of the Compensation Committee in accordance with the Committee’s charter as approved by the Board of Directors and in accordance with the Company’s policies regarding stock option and restricted stock grants.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives of between 18 months and three years.

Effective August 1, 2011, Keith R. Ruck, the former Vice President of Finance and Chief Financial Officer of the Company, separated his employment from the Company.  Mr. Ruck entered into a Separation Agreement and Release with the Company dated August 1, 2011, pursuant to which he received seven months base salary totaling $110,833, transition services payments totaling $40,932, medical benefits and vesting of outstanding options and previously awarded restricted stock grants.

Compensation of Directors

DIRECTOR COMPENSATION

	Fees Earned	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ronald A. West	66,000	17,750	—	—	—	—	83,750

Jeffrey Farber	55,000	17,750	—	—	—	—	72,750

Kenneth Sinclair	69,500	17,750	—	—	—	—	87,250

Albert Wertheimer	72,500	17,750	—	—	—	—	90,250

Myron Winkelman	75,500	17,750	—	—	—	—	93,250

David Drabik	70,000	17,750	—	—	—	—	87,750

Paul Taveira (1)	5,758	—	—	—	—	—	5,758

(1) Paul Taveira was appointed to the Board of Directors on May 9, 2012.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

A fundamental goal of our compensation program is to maximize stockholder value.  In order to accomplish this goal, we must attract and retain talented and capable executives, and we must provide those executives with incentives that motivate and reward them for achieving Lannett’s short and longer-term goals.  To this end, our executive compensation is guided by the following key principles:

•                  Executive compensation should depend upon group and individual performance factors;

•                  The interests of executives should be closely aligned with those of stockholders through equity-based compensation; and

•                  Compensation should be appropriate and fair in comparison to the compensation provided to similarly situated executives within the pharmaceutical industry and within other publicly-traded companies similar in market capitalization to Lannett.

Important to our compensation program are the decisions of and guidance from the Compensation Committee of our Board of Directors.  The Compensation Committee (which we refer to, for purposes of this analysis, as “the Committee”) is composed entirely of directors who are independent of Lannett under the independence standards established by the NYSE MKT Exchange, the securities exchange where our common stock is traded.  The Committee operates pursuant to a written charter adopted by the Board.  If you would like to review the Committee’s charter, it is available by request from our Chief Financial Officer, at 13200 Townsend Road, Philadelphia, Pennsylvania 19154.

The Committee has the authority and responsibility to establish and periodically review our executive compensation principles, described above.  Importantly, the Committee also has sole responsibility for approving the corporate goals and objectives upon which the compensation of the chief executive officer (the “CEO”) is based; for evaluating the CEO’s performance in light of these goals and objectives; and for determining and approving the CEO’s compensation level based on this evaluation, including his equity-based compensation.

The Committee also reviews and approves the recommendations of the CEO with regard to the compensation and benefits of other executive officers and equity grants to non-executive employees.  In accomplishing this responsibility, the Committee meets regularly with the CEO, approves cash and equity incentive objectives of the executive officers and confirms the basis for equity grants recommended for non-executive employees.  The Committee reviews with the CEO the accomplishment of these objectives and approves the base salary and other elements of compensation for the executive officers.  The Committee has full discretion to modify the recommendations of the CEO in the course of its approval of executive officer compensation and equity grants to non-executive employees.

The Committee consults as needed with an outside compensation consulting firm retained by the Committee.  As it makes decisions about executive compensation, the Committee obtains data from its consultant regarding current compensation practices and trends among United States companies in general and comparable generic pharmaceutical companies in particular, and reviews this information with its consultant.  In addition, the Chairman of the Committee is in contact with management outside of Committee meetings regarding matters being considered or expected to be considered by the Committee.  The Committee annually reviews recommendations from their outside consultant, and makes recommendations to the Board about the compensation of non-employee directors.  During Fiscal Year 2012, Lannett used Radford, an Aon Hewitt Company, as its consultant.

In Fiscal 2011 the Committee recommended, and the Board of Directors determined there was a need for a greater variety of performance-based executive compensation incentive alternatives.  Accordingly the Board of Directors recommended, and the stockholders approved, the Lannett 2011 Long-Term Incentive Plan.  The Plan authorizes the Committee to grant both stock and/or cash-based awards through (i) incentive and non-qualified stock options and/or (ii) restricted stock, and/or long-term performance awards to participants.  With respect to the stock options and stock grants, 1,500,000 shares are set aside under the plan for stock option grants and/or restricted stock awards.  At the time of an award grant, the Committee will determine the type of award to be made and the specific conditions upon which an award will be granted (i.e. term, vesting, performance criteria, etc.).  The terms of the awards will be based on what the Committee determines is the most effective performance compensation approach to meet the Company’s strategic needs.  In conjunction with its responsibilities related to executive compensation, the Committee also oversees the management development process, reviews plans for executive officer succession and performs various other functions.

The individuals who served as Chief Executive Officer and Chief Financial Officer during Fiscal 2012, as well as the other individuals included in the Summary Compensation Table on page 48, are referred to as the Named Executive Officers.

Results

In August 2012, the Committee reviewed and certified Lannett’s Fiscal 2012 results for purposes of the Fiscal 2012 Bonus Plan (“2012 Bonus Plan”), determining that the objectives for operating profit and other corporate objectives to achieve payments under the plan were met.  Mr. Bedrosian’s objectives were to increase gross margin, increase the sales to employee ratio, and achieve cash and cash equivalent goals.

Mr. Schreck’s objectives were to achieve operating expense targets and improve operating efficiencies.

Mr. Galvan’s objectives were to deliver accurate and timely financial reports on a required monthly, quarterly, and annual basis to senior management and the Board of Directors; enhance financial performance through the management of receivables, controlling of service and professional fees, and budget management; and to use automation to improve the efficiency of financial transactions and reporting.

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

Mr. Ehlinger’s objectives were to reduce inventory obsolescence, complete supply arrangements for key commercial products and all developed products, improve SAP coverage/usage, and improve telecom infrastructure.

Risk Assessment

The criteria used for the bonus program which includes Company operating and individual performance goals, along with the weighting of each element, were assembled by the Company for our industry and were found to be reasonable for the nature of our business.  The Compensation Committee reviews these criteria and gives final approval to the senior management.

Operating performance ties in directly with shareholder value.  In order to align management and shareholder interests, there is no bonus opportunity for management unless operating performance targets are achieved.  The risk of diluting the Company’s operating cash positions through the awarding of excessive bonus awards is controlled by the imposition of a bonus award limit equal to 20% of Operating Profit as defined on page 56.

The achievement of assigned individual goals as part of the bonus plan is subject to review and approval by senior management with the CEO having the final review and approval.  This multi-level process reduces the risk of having goals that are not linked to the overall objectives of the Company and its success.  The awarding of a CEO discretionary portion, currently at 5% of the total of the bonus, also requires the same oversight.  The total impact on bonus payout of these components of the bonus program is significantly less than the operating performance component.  There is no bonus payout unless the operating performance (Operating Profit as defined on page 56) minimum goals are attained.

We believe our bonus program, along with the other elements of our executive compensation program, provides appropriate rewards and incentives to our executives to achieve our financial, business, and strategic goals.  We also believe the structure and oversight of these programs provides a setting that does not encourage them to take excessive risks in their business decisions.

Market Data and Our Peer Group

In determining FY2012 compensation for the Named Executive Officers, the Committee relied on market data provided by its consultants.  This data was gathered from two sources.  The Named Peer Group is comprised of 13 public life science companies that exhibit a comparable business and financial profile to Lannett, as defined by annual revenue, employee size and market value.  The consultants also gathered published survey data from the Radford Global Survey Suite targeting life science companies with between 200 and 450 employees.  To determine competitive market compensation, Survey and Named Peer data were combined (weighted equally) to form a market consensus (where possible).

Named Peer Group

Akorn Inc.
Cornerstone Therapeutics
Cumberland Pharmaceuticals
Derma Sciences
Hi Tech Pharmacal
Impax Laboratories Inc.
Jazz Pharmaceuticals
Momenta Pharmaceuticals
Obagi Medical
Par Pharmaceutical
Salix Pharmaceuticals Ltd.
Santarus Inc.
SciClone Pharmaceuticals

The Committee plans to evaluate the Peer Group periodically and revise it as necessary to ensure that it continues to be appropriate for benchmarking our executive compensation program.

Fiscal 2012 Compensation Program

The Committee’s approach to compensation was intended to focus our executives on accomplishing our short and longer-term objectives, and it had as its ultimate objective sustained growth in stockholder value.  This approach was intended to compensate executives at levels at or near the median levels of compensation offered by other generic pharmaceutical companies similar in size to Lannett and with whom we compete.

In making decisions about the elements of Fiscal 2012 compensation, the Committee not only considered available market information about each element but also considered aggregate compensation for each executive.  Base salary provided core compensation to executives, but it was accompanied by:

•                  the potential for incentive-based cash compensation based upon our attainment of Fiscal 2012 operating income, other targeted corporate goals and the achievement of assigned individual goals and objectives,

•                  various forms of equity compensation,

•      various benefits and perquisites, and

•      the potential for post-termination compensation under certain circumstances.

The table below provides an overview of each element of the Fiscal 2012 compensation program.

	Element	Purpose

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

Short-Term Incentives

Cash awards for annual achievement of overall corporate objectives, and specific individual goals and objectives.  In Fiscal 2012, objectives for the Officers were tied to Lannett’s achievement of operating income targets, other targeted corporate goals and individual goals and objectives.

To motivate and focus our executive team on the achievement of our annual performance goals.

Long-Term Incentives	Stock options reward sustained stock price appreciation and encourage executive retention during a three-year vesting term and a ten-year option life.	To deliver a balanced long-term incentive portfolio to executives, focusing on (a) share price appreciation, (b) retention, and (c) internal financial objectives.

	Restricted stock rewards sustained stock price appreciation and encourages executive retention during its three-year vesting term.	To align management interests with those of stockholders,

	The value of participants’ restricted stock increases and decreases according to Lannett’s stock price performance during the vesting period and thereafter.	To increase management’s potential for stock ownership opportunities (all awards are earned in shares),

To attract and retain excellent management talent, and

To reward growth of the business, increased profitability, and sustained stockholder value.

Benefits and Perquisites	401(k) Plan Lannett matches contributions to the Plan, at a rate of $.50 on the dollar up to 8% of base salary.

To attract and retain employees and provide security for their health and welfare needs. We believe that these benefits are reasonable, competitive and consistent with Lannett’s overall executive compensation program.

Life Insurance The coverage amount for executives is one times base compensation up to a limit of $115,000 and premiums paid for coverage above $50,000 are treated as imputed income to the executive.

Disability Insurance Short-term and long-term disability insurance to employees which would, in the event of disability, pay an employee 60% of his or her base salary with limits.

Perquisites
The perquisites that are provided complement other compensation vehicles and enable the Company to attract and retain key executives. Perquisites include automobile allowances in various amounts to key executives.

Post-Termination Pay

For the Chief Executive Officer, the severance plan provides for a payment of three times the sum of base salary plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.

To alleviate an executive’s concerns about the loss of his or her position without cause. To allow executives to concentrate on making decisions in the best interests of Lannett (or any successor organization in the event that a change of control is to occur).

For the other Named Executive Officers, the severance plan provides for a payment of eighteen months of base salary plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.

The use of the above compensation tools enables Lannett to reinforce its pay-for-performance philosophy as well as to strengthen its ability to attract and retain high-performing executive officers.  The Committee believes that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term stockholder value creation, and encourages executive recruitment and retention in a high-performance culture.

Base Salary

Base salaries are intended to be at or below the 50th percentile for Name Executive Officers for similarly situated executives among Peer Group companies.  A number of additional factors are considered, however, in determining base salary, such as the executive’s individual performance, his or her experience, competencies, skills, abilities, contribution and tenure, internal compensation consistency, the need to attract new, talented executives, and the Company’s overall annual budget.  Base salaries are generally reviewed on an annual basis by the CEO and the Committee.

During FY2012 base salary increases were granted to Mr. Bedrosian and Mr. Smith in the amount of $12,500 and $6,300 respectively.

Short-term Incentives

In November 2011, the Committee approved the 2012 Bonus Plan.  This program allowed executive officers the opportunity to earn cash awards upon the accomplishment of the Fiscal 2012 operating profit goal, other targeted corporate goals and a number of individual objectives.  The relative weighting of these objectives for each executive was sixty percent (60%) for Operating Profit (as defined on page 56), thirty-five percent (35%) for meeting assigned individual goals and five percent (5%) based on CEO discretion.  For the CEO, the five percent (5%) discretionary portion will be determined by the Committee.

Based on market data provided by its consultant, and considering the relatively low base salaries of the Named Executive Officers, the Committee formulated potential bonus plan awards which exceeded the 50th percentile among Peer Group companies, expressed as percentages of base salary.  Actual payouts depended upon the degree to which objectives were accomplished as well as the weight accorded to each objective, as described above.  The table below shows the maximum payout amounts for each of the Named Executive Officers, expressed as percentages of base salary.

Performance Level
Goal 2 Level	95%
Goal 1 Level	75%

There are two participation levels: Goal 1 and Goal 2.  Specific objectives are defined for each “Goal” category.  All objectives for the particular “Goal” level must be met in order to be eligible for the potential payout for that “Goal” level.  In the case of “Goal 1” all the objectives must be met for the plan to have any payout.  In the event that Goal Level 2 is exceeded, additional bonus compensation may be provided as approved by the Compensation Committee.

As discussed above, each Named Executive Officer’s objectives for Fiscal 2012 included Company operating profit targets and other targeted corporate goals.  The Committee reviewed and approved these targets following discussions with management, a review of our historical results, consideration of the various circumstances facing the Company during Fiscal 2012 and taking into account the expectations of our annual plan.  The 2012 Bonus Plan Operating Profit targets approved by the Committee are detailed in the table below.

Objective	Goal 1	Goal 2
Operating Profit*	100% of budgeted operating profit	115% of budgeted operating profit

*                 Operating Profit is defined as operating income excluding Bonus Expense.  For purposes of determining achievement of the bonus plan targets, these measures can exclude certain categories of non-recurring items that the Committee believes do not reflect the performance of Lannett’s core continuing operations.  In Fiscal 2012 Operating Profit excluded certain outsourced sales and marketing expenses.

All payouts to the Named Executive Officers under the 2012 Bonus Plan were contingent upon the Committee’s review and certification of the degree to which Lannett achieved the 2012 Bonus Plan objectives, and upon the Committee’s review and approval of Management’s certification of the degree to which individual goals and objectives had been achieved.  The 2012 Bonus Plan provides that payout would be limited to 20% of the Operating Profit (as defined by the 2012 Bonus Plan).

The 2012 Bonus Plan program provided that the Committee could modify, amend, suspend or terminate the Plan at any time.

Long-term Incentives

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

Stock Options and Restricted Stock

Stock options and restricted stock granted as part of the LTIA are designed both to reward the achievement of sustained stock price appreciation and to encourage executive retention during a three-year vesting term and, in the case of stock options, a ten-year option life.  Stock option and restricted stock awards are intended to align executives’ motivation with stockholders’ best interests.  Sustained stock price appreciation is one factor considered in the granting of stock options and restricted stock.  Stock options and restricted stock vest in one-third increments on the first three anniversaries of the date of grant.

Benefits and Perquisites

We provide Named Executive Officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.  The Committee periodically reviews the levels of perquisites and other personal benefits provided to Named Executive Officers.

Lannett matches contributions to the 401(k) plan on a $0.50 basis up to 8% of the contributing employee’s base salary, subject to limitations of the Plan and applicable law.  The Named Executive Officers are also provided with car allowances, for which the taxes are also paid by the Company.

Lannett provides life insurance for executive officers which would, in the event of death, pay $115,000 to designated beneficiaries.  Premiums paid for coverage above $50,000 are treated as imputed income to the executive.  Lannett also provides short-term and long-term disability insurance which would, in the event of disability, pay the executive officer sixty percent (60%) of his base salary up to the plan limits of $2,000 per week for short-term disability and $15,000 per month for long-term disability.  Executive officers participate in other qualified benefit plans, such as medical insurance plans, in the same manner as all other employees.

Attributed costs of the personal benefits available to the Named Executive Officers for the fiscal year ended June 30, 2012, are included in column (i) of the Summary Compensation Table on page 48.

Post-Termination Pay

We believe that reasonable severance and change in control benefits are necessary in order to recruit and retain qualified senior executives and are generally required by the competitive recruiting environment within our industry and the marketplace in general.  These severance benefits reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time, and are designed to alleviate an executive’s concerns about the loss of his or her position without cause.  We also believe that a change in control arrangement will provide an executive security that will likely reduce the reluctance of an executive to pursue a change in control transaction that could be in the best interests of our stockholders.  Lannett’s severance plan is designed to pay severance benefits to an executive for a qualifying separation.  For the Chief Executive Officer, the severance plan provides for a payment of three times the sum of base salary plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.  For the other Named Executive Officers, the severance plan provides for a payment of eighteen months of base salary plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes the deductibility of an executive officer’s compensation that exceeds $1,000,000 per year unless the compensation is paid under a performance-based plan that has been approved by stockholders.  The Committee believes that it is generally preferable to comply with the requirements of Section 162(m) through, for example, the use of our Incentive Plan.  However, to maintain flexibility in compensating executive officers in a manner that attracts, rewards, and retains high quality individuals, the Committee may elect to provide compensation outside of those requirements when it deems appropriate.  The Committee believes that stockholder interests are best served by not restricting the Committee’s discretion in this regard, even though such compensation may result in non-deductible compensation expenses to the Company.

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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the Compensation Discussion and Analysis set forth above with management.  Taking this review and discussion into account, the undersigned Committee members recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation Committee

Myron Winkelman (Chair)
Ronald West Albert Wertheimer Paul Taveira

ITEM 12.                                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2012, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2006 and 2011 Long Term Incentive Plans (“LTIPs”) generally vest equally over a three year period from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)						Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly		Total Shares		Percent of Class	Number of Shares		Percent of Class

Arthur P. Bedrosian 13200 Townsend Road Philadelphia, PA 19154	President and Chief Executive Officer	5 92,911	48,150		641,061	(1)	2.26%	1,040,794	(1),(2)	3.62%

Broadfin Capital LLC 237 Park Avenue, Ninth Floor, New York, NY 10017		2,452,160	0		2,452,160		8.66%	2,452,160	(3)	8.66%

David Drabik 13200 Townsend Road Philadelphia, PA 19154	Director	17,500	0		17,500		0.06%	17,500		0.06%

Robert Ehlinger 13200 Townsend Road Philadelphia, PA 19154	Vice President of Logistics and Chief Information Officer	22,966	0		22,966	(4)	0.08%	88,558	(4),(5)	0.31%

William Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman Emeritus	5,398,423	272,064		5,670,487	(6)	20.02%	5,762,987	(6),(7)	20.28%

Jeffrey Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman of the Board, Director	164,970	5,577,092	(A)	5,742,062	(8)	20.27%	5,789,562	(8),(9)	20.40%

David Farber 6884 Brook Hollow Ct West Bloomfield, MI 48322		140,870	5,592,680	(A)	5,733,550	(10)	20.24%	5,756,050	(10),(11)	20.30%

Farber Properties 1775 John R Road Troy, MI 48083		5,000,000	0		5,000,000	(12)	17.65%	5,000,000		17.65%

Farber Family LLC 1775 John R Road Troy, MI 48083		528,142	0		528,142	(13)	1.86%	528,142		1.86%

Farber Investment LLC 1775 John R Road Troy, MI 48083		38,000	0		38,000	(14)	0.13%	38,000		0.13%

Martin Galvan 13200 Townsend Road Philadelphia, PA 19154	Vice President of Finance and Chief Financial Officer	0	0	0		0.00%	13,333	(15)	0.05%

Ernest J. Sabo 13200 Townsend Road Philadelphia, PA 19154	Vice President of Regulatory Affairs and Chief Compliance Officer	18,098	0	18,098	(16)	0.06%	113,859	(16),(17)	0.40%

William F. Schreck 13200 Townsend Road Philadelphia, PA 19154	Chief Operating Officer	38,886	0	38,886	(18)	0.14%	231,298	(18),(19)	0.81%

Kenneth Sinclair 13200 Townsend Road Philadelphia, PA 19154	Director	25,000	0	25,000		0.09%	50,000	(20)	0.18%

Kevin R. Smith 13200 Townsend Road Philadelphia, PA 19154	Vice President of Sales and Marketing	30,436	0	30,436	(21)	0.11%	245,197	(21),(22)	0.86%

Paul Taveira 13200 Townsend Road Philadelphia, PA 19154	Director	0	0	0		0.00%	0		0.00%

Albert Wertheimer 13200 Townsend Road Philadelphia, PA 19154	Director	28,500	0	28,500		0.10%	53,500	(23)	0.19%

Ronald A. West 13200 Townsend Road Philadelphia, PA 19154	Vice Chairman of the Board, Director	5,000	0	5,000		0.02%	59,948	(24)	0.21%

Myron Winkelman 13200 Townsend Road Philadelphia, PA 19154	Director	28,500	0	28,500		0.10%	68,500	(25)	0.24%

All directors and executive officers as a group (13 persons)		972,767	5,625,242	6,598,009		23.29%	7,772,049		26.34%

(A)                  Includes 5,000,000 shares held by Farber Properties Group LLC (“FPG”).  FPG is managed and jointly owned by Jeffrey Farber and David Farber and his former wife.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 2,500,000 shares held by FPG.

(1)                   Includes 45,150 shares owned by Arthur P. Bedrosian’s wife and 3,000 shares owned by his daughter.  Mr. Bedrosian disclaims beneficial ownership of these shares.  Includes 42,877 shares of common stock held through employee stock purchase plan.  Also, includes 10,000 unvested shares received pursuant to a restricted stock award granted in October 2009.

(2)                   Includes 96,900 vested options to purchase common stock at an exercise price of $7.97 per share, 33,000 vested options to purchase common stock at an exercise price of $17.36 per share, 30,000 vested options to purchase common stock at an exercise price of $16.04 per share, 25,000 vested options to purchase common stock at an exercise price of $8.00 per share, 30,000 vested options to purchase common stock at an exercise price of $6.89 per share, 75,000 vested options to purchase common stock at an exercise price of $4.03 per share, 30,000 vested options to purchase common stock at an exercise price of $2.80, and 50,000 vested options to purchase common stock at an exercise price of $6.94 per share, and 29,833 vested options to purchase common stock at an exercise price of $3.55.

(3)                   Based solely on the Schedule 13G filed with the SEC by Broadfin Capital LLC (“Broadfin”) on February 14, 2012 and Form 13F filed with the SEC by Broadfin on August 14, 2012.  As of July 31, 2012, Broadfin had voting power and dispositive power over 2,452,160 shares of the Company’s common stock.

(4)                   Includes 3,333 unvested shares received pursuant to a restricted stock award granted in October 2009.  Also includes 5,093 shares of common stock held through employee stock purchase plan.

(5)                   Includes 10,425 vested options to purchase common stock at an exercise price of $5.05 per share, 7,500 vested options to purchase common stock at an exercise price of $6.89 per share, 15,000 vested options to purchase common stock at an exercise price of $4.03 per share, 10,000 vested options to purchase common stock at an exercise price of $6.94 per share, 6,000 vested options to purchase common stock at an exercise price of $5.02, and 16,667 vested options to purchase common stock at an exercise price of $3.55.

(6)                   Includes 300,000 shares jointly held by William Farber and William Farber’s spouse, Audrey Farber; 14,000 shares owned by William Farber’s brother, Gerald G. Farber, and 135,450 shares held by William Farber as custodian for his seven grandchildren.  Includes 26,250 shares held in William Farber’s IRA account.

(7)                   Includes 37,500 vested options to purchase common stock at an exercise price of $7.97 per share, 25,000 vested options to purchase common stock at an exercise price of $17.36 per share, 25,000 vested options to purchase common stock at an exercise price of $16.04 per share, and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(8)                   Includes 5,000,000 shares held by Farber Properties Group LLC (“FPG”).  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 2,500,000 shares held by FPG.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 150 shares held by Jeffrey Farber as custodian for his son and 10,800 shares held by William Farber as custodian for his children.  Also includes 38,000 shares held by Farber Investment Company (“FIC”).  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(9)                   Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share, 12,500 vested options to purchase common stock at an exercise price of $16.04, 20,000 vested options to purchase common stock at an exercise price of $4.55, and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(10)                Includes 5,000,000 shares held by FPG.  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 2,500,000 shares held by FPG.  Includes 528,142 shares held by FFLLC which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Indirect shares include 7,488 shares held by David Farber as custodian for his children, 16,200 shares held by William Farber as custodian for his children and 2,850 shares held by David Farber’s spouse.  Also includes 38,000 shares held by FIC.  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(11)                Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share and 12,500 vested options to purchase common stock at an exercise price of $16.04 per share.

(12)                Farber Properties Group, LLC is managed and jointly owned by Jeffrey Farber and David Farber.

(13)                Farber Family LLC is managed by Jeffrey Farber and David Farber as trustees.

(14)                Farber Investment LLC is beneficially owned 25% each by Jeffrey and David Farber and 50% by Larry Farber.

(15)                Includes 13,333 vested options to purchase common stock at an exercise price of $4.73 per share.

(16)                Includes 5,000 unvested shares received pursuant to a restricted stock award granted in October 2009.

(17)                Includes 3,260 vested options to purchase common stock at an exercise price of $7.48 per share, 4,000 vested options to purchase common stock at an exercise price of $5.18 per share, 7,500 vested options to purchase common stock at an exercise price of $6.89 per share, 15,000 vested options to purchase common stock at an exercise price of $4.03 per share, 16,000 vested options to purchase common stock at an exercise price of $2.80 per share, 33,334 vested options to purchase common stock at an exercise price of $6.94 per share, and 16,667 vested options to purchase common stock at an exercise price of $3.55.

(18)                Includes 5,000 unvested shares received pursuant to a restricted stock award granted in October 2009.

(19)                Includes 17,745 vested options to purchase common stock at an exercise price of $11.27 per share, 12,000 vested options to purchase common stock at an exercise price of $5.18 per share and 15,000 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $4.03 per share, and 16,000 vested options to purchase common stock at an exercise price of $2.80 per share, 10,000 vested options to purchase common stock at an exercise price of $7.53 per share, 40,000 vested options to purchase common stock at an exercise price of $6.94 per share, 8,333 vested options to purchase common stock at an exercise price of $5.02, and 23,333 vested options to purchase common stock at an exercise price of $3.55.

(20)                Includes 20,000 vested options to purchase common stock at an exercise price of $4.55 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(21)                Includes 5,000 unvested shares received pursuant to a restricted stock award granted in October 2009.  Also includes 4,265 shares of common stock held through employee stock purchase plan.

(22)                Includes 38,760 vested options to purchase common stock at an exercise price of $7.97 per share, 13,000 vested options to purchase common stock at an exercise price of $17.36 per share, 20,000 vested options to purchase common stock at an exercise price of $16.04 per share, 12,000 vested options to purchase common stock at an exercise price of $5.18 per share, 15,000 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $4.03 per share, 16,000 vested options to purchase common stock at an exercise price of $2.80, 33,334 vested options to purchase common stock at an exercise price of $6.94 per share, and 16,667 vested options to purchase common stock at an exercise price of $3.55.

(23)                Includes 20,000 vested options to purchase common stock at an exercise price of $9.02 per share and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(24)                Includes 9,948 vested options to purchase common stock at an exercise price of $7.97 per share, 15,000 vested options to purchase common stock at an exercise price of $17.36 per share, 25,000 vested options to purchase common stock at an exercise price of $16.04 and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(25)                Includes 15,000 vested options to purchase common stock at an exercise price of $17.36, 20,000 vested options to purchase common stock at an exercise price of $16.04 and 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

*   Percent of class calculation is based on 28,330,810 outstanding shares of common stock at July 31, 2012.

** Assumes that all options exercisable within sixty days have been exercised.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,747,382	$6.42	1,683,738

Equity Compensation plans not approved by security holders	—	—	—

Total	2,747,382	$6.42	1,683,738

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had sales of approximately $757,000, $876,000, and $679,000 during the fiscal years ended June 30, 2012, 2011 and 2010, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber (the “related party”), Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $234,000 and $259,000 at June 30, 2012 and 2011, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100,000 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. (“Pharmeral”) owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Arthur P. Bedrosian, President and Chief Executive Officer of the Company, Inc. currently owns 100% of Pharmeral.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.  In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control where a third party is involved, this royalty would be reinstated.  The registered trademark OB-Natal® was transferred to Lannett for one dollar from Mr. Bedrosian.

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $105,000 in fees and $24,000 in reimbursable expenses during Fiscal 2012 and $135,000 in fees and $19,000 in reimbursable expenses during Fiscal 2011.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into fiscal year 2013.  In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2012, 2011 and 2010.  No relationship exists, other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2012, 2011 and 2010.

(In thousands)	Audit Fees	Audit-Related	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2012:	$338	$—	$107	$—	$445
Fiscal 2011:	$324	$—	$144	$—	$468
Fiscal 2010:	$353	$—	$190	$8	$551

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

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                             Consolidated Financial Statements and Supplementary Data

(1)         The following financial statements are included herein:

(2)         The following financial statement schedule is included herein

Schedule II — Valuation and Qualifying Accounts	94

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

LANNETT COMPANY, INC.

Date:	September 12, 2012	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
President and Chief Executive Officer

Date:	September 12, 2012	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance and Chief Financial Officer

Date:	September 12, 2012	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 12, 2012	By:	/s/ Jeffrey Farber
Jeffrey Farber,
Chairman of the Board of Directors

Date:	September 12, 2012	By:	/s/ Ronald A. West
Ronald A. West,
Vice Chairman of the Board of Directors,
Lead Independent Director

Date:	September 12, 2012	By:	/s/ Arthur P Bedrosian
Arthur P. Bedrosian,
Director, President and Chief Executive Officer

Date:	September 12, 2012	By:	/s/ Kenneth Sinclair
Kenneth Sinclair,
Director, Chairman of Audit Committee

Date:	September 12, 2012	By:	/s/ Albert Wertheimer
Albert Wertheimer,
Director, Chairman of Strategic Planning Committee

Date:	September 12, 2012	By:	/s/ Myron Winkelman
Myron Winkelman,
Director, Chairman of Compensation Committee

Date:	September 12, 2012	By:	/s/ David Drabik
David Drabik,
Director

Date:	September 12, 2012	By:	/s/ Paul Taveira
Paul Taveira,
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lannett Company, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and Subsidiaries (collectively, the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of three fiscal years in the period ended June 30, 2012.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

September 12, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lannett Company, Inc. and Subsidiaries

We have audited Lannett Company, Inc. and Subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Lannett Company, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Lannett Company, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Lannett Company, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lannett Company, Inc. and Subsidiaries, and our report dated September 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

September 12, 2012

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2012	June 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$22,562	$5,277
Investment securities	6,667	19,382
Trade accounts receivable (net of allowance of $124 and $124, respectively)	42,215	33,464
Inventories, net	27,064	26,903
Income taxes receivable	2,120	3,636
Deferred tax assets	4,833	4,538
Other current assets	1,020	942
Total Current Assets	106,481	94,142

Property, plant and equipment, net	34,909	29,929
Construction in progress	2,159	5,761
Intangible assets (product rights), net	4,429	5,910
Deferred tax assets	9,069	10,446
Other assets	1,171	1,556
TOTAL ASSETS	$158,218	$147,744

LIABILITIES
Current Liabilities
Accounts payable	$17,989	$18,378
Accrued expenses	1,572	1,354
Accrued payroll and payroll related	3,144	935
Current portion of long-term debt	648	629
Rebates, chargebacks and returns payable	17,039	13,564
Total Current Liabilities	40,392	34,860

Long-term debt, less current portion	6,513	7,193
Other long-term liabilities	—	2
TOTAL LIABILITIES	46,905	42,055
Commitment and Contingencies, See Notes 13 and 14

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value per share $0.001; issued, 28,594,437 and 28,403,946 shares, respectively; outstanding, 28,252,192 and 28,247,335 shares, respectively	29	28
Additional paid in capital	99,515	97,082
Retained earnings	13,236	9,288
Accumulated other comprehensive income (loss)	(63)	24
Treasury stock at cost — 342,245 and 156,611 shares, respectively	(1,594)	(872)
Total Shareholders’ Equity Attributable to Lannett Company, Inc.	111,123	105,550
Noncontrolling Interest	190	139
Total Shareholders’ Equity	111,313	105,689
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,218	$147,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2012	2011	2010

Net sales	$122,990	$106,835	$125,178
Cost of sales	81,985	81,899	80,890
Amortization of intangible assets	1,879	1,875	1,795
Product royalties	179	(259)	1,153

Gross profit	38,947	23,320	41,340

Research and development expenses	11,844	8,587	11,252
Selling, general, and administrative expenses	20,193	15,912	17,375

Operating Income (Loss)	6,910	(1,179)	12,713

Other Income (Expense):
Foreign currency gain (loss)	(62)	7	5
Gain (loss) on sale of assets	4	(22)	315
Realized gain on investments	236	74	2
Unrealized gain (loss) on investments	(339)	132	—
Grant income	—	410	—
Interest and dividend income	142	91	62
Interest expense	(273)	(214)	(276)
	(292)	478	108

Income (loss) before income tax expense (benefit)	6,618	(701)	12,821
Income tax expense (benefit)	2,600	(461)	4,813
Net Income (Loss)	4,018	(240)	8,008

Less net income attributable to noncontrolling interest	(70)	(37)	(187)

Net income (loss) attributable to Lannett Company, Inc.	$3,948	$(277)	$7,821

Basic earnings (loss) per common share - Lannett Company, Inc.	$0.14	$(0.01)	$0.32
Diluted earnings (loss) per common share - Lannett Company, Inc.	$0.14	$(0.01)	$0.31

Basic weighted average number of shares outstanding	28,263,335	26,758,552	24,743,902
Diluted weighted average number of shares outstanding	28,408,432	26,758,552	25,199,373

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shareholders’ Equity Attributable to Lannett Company Inc.
	Common Stock
(In thousands)	Shares Issued	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Shareholders’ Equity Attributable to Lannett Co., Inc.	Noncontrolling Interest	Total Shareholders’ Equity

Balance, June 30, 2009	24,518	$25	$76,250	$1,744	$25	$(489)	$77,555	$94	$77,649

Shares issued in connection with share based compensation plans	364	—	1,805	—	—	—	1,805	—	1,805
Share based compensation	—	—	1,748	—	—	—	1,748	—	1,748
Tax benefit on stock options exercised	—	—	60	—	—	—	60	—	60
Purchase of treasury stock	—	—	—	—	—	(162)	(162)	—	(162)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(169)	(169)
Other comprehensive income, net of income tax	—	—	—	—	20	—	20	—	20
Net income	—	—	—	7,821	—	—	7,821	187	8,008

Balance, June 30, 2010	24,882	$25	$79,863	$9,565	$45	$(651)	$88,847	$112	$88,959

Shares issued in connection with share based compensation plans	272	—	501	—	—	—	501	—	501
Share based compensation	—	—	1,824	—	—	—	1,824	—	1,824
Shares issued in connection with public stock offering	3,250	3	14,947	—	—	—	14,950	—	14,950
Tax benefit on stock options exercised	—	—	(53)	—	—	—	(53)	—	(53)
Purchase of treasury stock	—	—	—	—	—	(221)	(221)	—	(221)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive income, net of income tax	—	—	—	—	(21)	—	(21)	—	(21)
Net loss	—	—	—	(277)	—	—	(277)	37	(240)

Balance, June 30, 2011	28,404	$28	$97,082	$9,288	$24	$(872)	$105,550	$139	$105,689

Shares issued in connection with share based compensation plans	190	1	271	—	—	—	272	—	272
Share based compensation	—	—	2,162	—	—	—	2,162	—	2,162
Purchase of treasury stock	—	—	—	—	—	(722)	(722)	—	(722)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Other comprehensive loss, net of income tax	—	—	—	—	(87)	—	(87)	—	(87)
Net income	—	—	—	3,948	—	—	3,948	70	4,018

Balance, June 30, 2012	28,594	$29	$99,515	$13,236	$(63)	$(1,594)	$111,123	$190	$111,313

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
(In thousands)	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$4,018	$(240)	$8,008
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,735	4,976	4,888
Deferred tax expense	1,082	2,850	182
Share based compensation expense	2,162	1,824	2,038
Tax shortfall on stock options exercised	—	53	—
Loss (gain) on sale of assets	(4)	22	(315)
Realized (gain) loss on investments	(236)	(74)	(2)
Unrealized (gain) loss on investments	339	(132)	—
Grant income	—	(410)	—
Other noncash expenses (income)	15	20	(3)
Changes in assets and liabilities which (used) provided cash:
Trade accounts receivable	(8,751)	4,860	(8,802)
Inventories	(161)	(7,845)	(2,862)
Income taxes receivable / payable	1,516	(5,116)	769
Prepaid expenses and other assets	(107)	168	(1,908)
Accounts payable	(389)	2,007	(525)
Accrued expenses	218	(2,110)	1,622
Rebates, chargebacks and returns payable	3,475	(1,685)	1,938
Accrued payroll and payroll related	2,209	(5,370)	1,913
Net cash provided by (used in) operating activities	11,121	(6,202)	6,941

INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including construction in progress)	(5,237)	(7,254)	(11,187)
Proceeds from sale of property, plant and equipment	7	9	368
Purchase of intangible asset (product rights)	—	—	(500)
Proceeds from sale of investment securities	35,910	9,750	340
Purchase of investment securities	(23,301)	(28,153)	—
Net cash provided by (used in) investing activities	7,379	(25,648)	(10,979)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	5,056	—
Repayments of debt	(661)	(4,954)	(419)
Deferred financing fees	—	(26)	—
Proceeds from public stock offering	—	14,950	—
Proceeds from issuance of stock	272	501	756
Tax (shortfall) benefit on stock options exercised	—	(53)	60
Purchase of treasury stock	(722)	(221)	(162)
Distribution to noncontrolling interests	(19)	(10)	(168)
Net cash provided by (used in) financing activities	(1,130)	15,243	67

Effect of foreign currency rates on cash and cash equivalents	(85)	(12)	34

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,285	(16,619)	(3,937)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,277	21,896	25,833

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,562	$5,277	$21,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$272	$272	$180
Income taxes paid	$1	$1,809	$3,802
Lannett stock issued - Fiscal 2009 accrued incentive compensation	$—	$—	$759

The accompanying notes to consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, unless otherwise noted and per share data)

Note 1.  Summary of Significant Accounting Policies

Lannett Company, Inc., a Delaware corporation, and subsidiaries (the “Company” or “Lannett”), develop, manufacture, package, market, and distribute finished dosage forms of drugs as well as manufacture active pharmaceutical ingredients.  The Company manufactures solid oral dosage forms, including tablets and capsules, topical and oral solutions, and is pursuing partnerships and research contracts for the development and production of other dosage forms, including ophthalmic, nasal and injectable products.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Rebates — Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  As a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were approved by the FDA as a 505(b)(2) NDA, they are considered “branded” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases as sales to certain wholesale and retail customers increase.  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the fiscal years ended June 30, 2012, 2011 and 2010:

For the Year Ended June 30, 2012

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2011	$5,497	$2,925	$5,142	$—	$13,564

Actual credits issued related to sales recorded in prior fiscal years	(5,354)	(3,084)	(4,294)	(152)	(12,884)

Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(143)	159	—	152	168

Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	68,576	21,019	4,692	1,981	96,268

Actual credits issued related to sales recorded in Fiscal 2012	(61,513)	(16,583)	—	(1,981)	(80,077)

Reserve Balance as of June 30, 2012	$7,063	$4,436	$5,540	$—	$17,039

For the Year Ended June 30, 2011

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2010	$6,282	$3,566	$5,401	$—	$15,249

Actual credits issued related to sales recorded in prior fiscal years	(6,100)	(3,947)	(4,592)	—	(14,639)

Reserves or (reversals) charged during Fiscal 2011 related to sales in prior fiscal years	—	381	—	—	381

Reserves charged to net sales during Fiscal 2011 related to sales recorded in Fiscal 2011	53,687	16,587	6,715	3,502	80,491

Actual credits issued related to sales recorded in Fiscal 2011	(48,372)	(13,662)	(2,382)	(3,502)	(67,918)

Reserve Balance as of June 30, 2011	$5,497	$2,925	$5,142	$—	$13,564

For the Year Ended June 30, 2010

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of June 30, 2009	$6,090	$2,538	$5,107	$—	$13,735

Actual credits issued related to sales recorded in prior fiscal years	(6,069)	(2,538)	(3,833)	—	(12,440)

Reserves or (reversals) charged during Fiscal 2010 related to sales in prior fiscal years	—	—	(401)	—	(401)

Reserves charged to net sales during Fiscal 2010 related to sales recorded in Fiscal 2010	48,539	16,353	4,528	1,227	70,647

Actual credits issued related to sales recorded in Fiscal 2010	(42,278)	(12,787)	—	(1,227)	(56,292)

Reserve Balance as of June 30, 2010	$6,282	$3,566	$5,401	$—	$15,249

The total reserve for chargebacks, rebates, returns and other adjustments increased from $13,564 at June 30, 2011 to $17,039 at June 30, 2012.  The increase in total reserves was due to an increase in the rebates reserve as a result of increased gross sales to customers who participate in rebate programs, the timing of actual rebate credits issued, as well as an additional rebate program the Company became obligated to participate in under Medicare Part D.  The increase in chargeback reserves is due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during Fiscal 2012 as compared to Fiscal 2011.  The activity in the “Other” category for the year ended June 30, 2012 includes shelf-stock, shipping and other sales adjustments.

During Fiscal 2011, the Company issued credits totaling $2,382 related to Fiscal 2011 gross sales of Morphine Sulfate which were returned as a result of the FDA’s action to force the Company to cease manufacturing and distributing this product as of July 24, 2010.

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

Property, Plant and Equipment - Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the fiscal years ended June 30, 2012, 2011, and 2010 was $3,856, $3,101 and $3,055, respectively.

Investment Securities — The Company’s investment securities consist of certificates of deposit, equity securities and marketable debt securities.  The Company’s certificates of deposit are classified as held-to-maturity, its equity securities are classified as trading and all of its marketable debt securities are classified as available-for-sale.  Investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded on the consolidated statements of operations.  For available-for-sale investments, unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established.  There were no securities determined by management to be other-than-temporarily impaired for the fiscal years ended June 30, 2012, 2011 and 2010.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development costs are charged to expense as incurred.

Intangible Assets — Indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Definite-lived intangible assets are amortized over the estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

Impairments — An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rate, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the fiscal years ended June 30, 2012, 2011 and 2010 was $46, $53, and $30, respectively.

Income Taxes - The Company uses the liability method to account for income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.  The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the FASB also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

Segment Information — The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment. The Company aggregates its financial information for all products and reports as one operating segment. The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2012, 2011 and 2010:

(In thousands)	For the Fiscal Year Ended June 30,
Medical Indication	2012	2011	2010

Migraine Headache	$5,971	$8,654	$9,855
Glaucoma	4,252	3,118	2,025
Gallstone Prevention	5,991	5,370	2,190
Prescription Vitamin	—	1,838	5,640
Cardiovascular	18,142	12,553	20,996
Thyroid Deficiency	50,849	47,051	52,225
Antibiotic	6,724	6,101	6,449
Pain Management	20,870	14,747	14,129
Obesity	3,755	3,164	3,612
Other	6,436	4,239	8,057

Total	$122,990	$106,835	$125,178

Concentration of Market and Credit Risk — The following table identifies certain of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, which accounted for greater than 10% of net sales for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

	2012	2011	2010

Product 1	41%	44%	42%
Product 2	9%	12%	17%

The following table identifies certain of the Company’s customers which accounted for greater than 10% of net sales for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

	2012	2011	2010

Customer A	18%	17%	26%
Customer B	12%	6%	7%
Customer C	11%	10%	11%

At June 30, 2012 and 2011, four customers accounted for 66% and 69% of the Company’s accounts receivable balances, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition.  Generally, collateral is not required from customers.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts remaining outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they are determined to have become uncollectible.

Share-based Compensation - Share-based compensation costs are recognized over the vesting period based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the share price on the grant date to value restricted stock.  The fair value model includes various assumptions, including the expected volatility, expected life of the awards, and risk-free interest rates.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

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

In July 2012, the FASB issued authoritative guidance which allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company adopted this guidance effective July 1, 2012.  The adoption of this guidance by the Company is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 3.  Inventories

Inventories at June 30, 2012 and 2011 consist of the following:

(In thousands)	2012	2011
Raw Materials	$11,351	$11,811
Work-in-process	4,805	2,430
Finished Goods	9,130	11,637
Packaging Supplies	1,778	1,025
	$27,064	$26,903

The preceding amounts are net of excess and obsolete inventory reserves of $1,472 and $3,486 at June 30, 2012 and 2011, respectively.

Recently, the FDA increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, the 1938 Act or the 1962 amendments to the Act.”  Efforts have included issuing notices to discontinue marketing certain products to companies currently producing these products.  Lannett currently manufactures and markets several products that are considered GRASE or Grandfathered products, including C-Topical Solution, Oxycodone HCl Oral Solution and Morphine Sulfate Oral Sulfate prior to its June 2011 approval.  The FDA is currently undertaking activities to force all companies who manufacture such products to file applications and seek approval for these types of products or remove them from the market.

Although the Company received FDA approval to begin selling Morphine Sulfate Oral Solution in June 2011, the Company had approximately $2,063 of Morphine Sulfate Oral Solution finished goods inventory which was fully reserved as of June 30, 2011 based on its expiration dates and subsequently scrapped in the first quarter of fiscal year 2012.  Lannett also has approximately $1,703 and $321 of net inventory value of other Grandfathered products at June 30, 2012 and June 30, 2011, respectively, which would also be at risk if the FDA were to pursue enforcement actions on these products similar to their actions on Morphine Sulfate Oral Solution and Oxycodone HCl Oral Solution.

Note 4.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2012 and 2011 consist of the following:

(In thousands)	Useful Lives	2012	2011
Land	—	$1,350	$1,350
Building and improvements	10 - 39 years	28,420	25,476
Machinery and equipment	5 - 10 years	32,322	26,555
Furniture and fixtures	5 - 7 years	1,247	1,134

		63,339	54,515
Less accumulated depreciation		(28,430)	(24,586)
Property, plant and equipment, net		$34,909	$29,929

Note 5.  Fair Value Measures

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The fair value of the Company’s equity securities classified as trading securities in Note 6 below are derived solely from Level 1 inputs.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.  The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate bonds, U.S. government and agency securities and certain mortgage-backed and asset-backed securities whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The fair value of the Company’s available-for-sale securities in Note 6 below are derived solely from Level 2 inputs.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.  The Company does not have any Level 3 investment securities as of June 30, 2012 or June 30, 2011.

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

Note 6.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of June 30, 2012 and June 30, 2011:

June 30, 2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading
Equity securities	$6,874	$157	$364	$6,667

June 30, 2011

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Corporate Bonds	$179	$3	$—	$182

Trading
Equity securities	$7,068	$200	$68	$7,200

Held-to-Maturity
Certificates of Deposit	$12,000	$—	$—	$12,000

Total Investment Securities	$19,247	$203	$68	$19,382

The amortized cost and fair value of the Company’s investment securities by contractual maturity at June 30, 2012 and June 30, 2011 are summarized as follows:

	June 30, 2012		June 30, 2011
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Due in one year or less	$6,874	$6,667	$19,247	$19,382
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total investment securities	6,874	6,667	19,247	19,382
Less current portion	6,874	6,667	19,247	19,382
Long-term investment securities	$—	$—	$—	$—

The Company uses the specific identification method to determine the cost of securities sold.  For fiscal year 2012, the Company had losses on investments of $103, of which $236 was realized gains and $339 was unrealized losses, respectively.  For fiscal year 2011, the Company had gains on investments of $206, of which $74 was realized and $132 was unrealized gains, respectively.  For fiscal year 2010, the Company had realized gains on investments of $2.

As of June 30, 2011, the available-for-sale and held-to-maturity investment securities were due in one year or less.  As of June 30, 2012 and 2011, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of June 30, 2012, securities with an aggregate fair value of $3,466 were in an unrealized loss position totaling $364.  As of June 30, 2011, securities with an aggregate fair value of $1,918 were in an unrealized loss position totaling $68.  No individual securities were in a continuous unrealized loss position for more than 12 months.

Note 7.  Other Assets

As of July 24, 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution (“MS”).  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and received FDA approval on the submission in June 2011.  The filing fee related to this application totaled $1,406 and was initially recorded within other current assets on the consolidated balance sheets because part or all of this fee was thought to be refundable.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to finalize its Establishment Inspection Report for the February 2011 inspection of Lannett’s facilities before it could give final approval on the MS NDA.  Additionally, the Company corresponded with the FDA in March 2011 regarding whether any of the fee is refundable.  The FDA’s response was that all of the filing fee was not refundable, but the Company awaits a final decision from the FDA.

As of June 30, 2011, the Company received approval on the MS application, but, as of June 30, 2012, it has not received final determination on whether any of the fee is refundable.  The Company’s position is that the value related to the part of the fee that is not refunded is the cost of getting regulatory approval for its MS product and that this value should be properly recorded as an intangible asset based upon approval and amortized over the product’s estimated useful life upon shipment of the product.  The revenues and gross profit margins attained by the Company from sales of its MS product currently substantiate its value as an intangible asset.  As of June 30, 2012, the Company has restarted shipments of the MS product.  As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398 determined, based upon input from a third party analysis, was reclassified to intangible assets upon shipment of the product which commenced in August 2011.

Note 8.  Intangible Assets

Intangible assets, net as of June 30, 2012 and 2011, consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	2012	2011	2012	2011	2012	2011

JSP Marketing and Dist. Rights	$16,062	$16,062	$(12,939)	$(11,154)	$3,123	$4,908
Cody Labs Import License	582	582	(154)	(115)	428	467
Morphine Sulfate Oral Solution NDA	398	—	(24)	—	374	—
Other ANDA Product Rights(A)	600	600	(96)	(65)	504	535
	$17,642	$17,244	$(13,213)	$(11,334)	$4,429	$5,910

(A)The amounts above include the product line covered by the ANDA’s purchased in August 2009 for $149.  These ANDA’s are not being amortized at this time and will continue to be un-amortized intangible assets until such time as the Company begins shipping these products.

The following table summarizes intangible assets, net activity

(In thousands)	Intangible assets, net
Balances at July 1, 2010	$7,785
Additions	—
Amortization	(1,875)
Impairments	—
Balances at June 30, 2011	5,910
Additions	398
Amortization	(1,879)
Impairments	—
Balances at June 30, 2012	$4,429

There were no impairments related to intangible assets during fiscal year 2012 and 2011.

Fiscal Year 2012 Activity

As of July 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution.  Lannett filed a MS NDA in February 2010 and received FDA approval on the submission in June 2011.  As of August 2011, the Company has restarted shipments of the MS product, but, as of June 30, 2012, it has not received final determination on whether any of the fee is refundable.  As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398 determined, based upon input from a third party analysis, was reclassified to intangible assets upon shipment of the product.  Amortization began upon shipment of the product and will continue over the product’s estimated 15 year remaining useful life.  Amortization will be adjusted prospectively once the nonrefundable amount is finalized.

For the fiscal years ended June 30, 2012, 2011 and 2010, the Company incurred amortization expense of approximately $1,879, $1,875, and $1,833, respectively.

Future annual amortization expense consists of the following:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2013	$1,882
2014	1,435
2015	97
2016	97
2017	97
Thereafter	672
$4,280

The amounts above do not include the product line covered by the ANDA’s purchased in August 2009 for $149, as amortization will begin when the Company starts shipping these products.

Note 9.  Unearned Grant Funds

In July 2004, the Company received $500 of grant funding from the Commonwealth of Pennsylvania, acting through the Department of Community and Economic Development.  The grant funding program required the Company to use the funds for machinery and equipment located at their Pennsylvania locations, hire an additional 100 full-time employees by June 30, 2006, operate its Pennsylvania locations a minimum of five years and meet certain matching investment requirements.  If the Company failed to comply with any of the requirements above, the Company would be liable to repay the full amount of the grant funding.  The Company has recorded the unearned grant funds as a liability until the Company complies with all of the requirements of the grant funding program. As of June 30, 2011, the Company reached a formal agreement with the Commonwealth of Pennsylvania which determined that the Company will be required to repay $90 of the funds provided under the grant funding program.  Therefore, during the fourth quarter of fiscal year 2011, the Company recorded $410 of the grant funds as Grant Income.

Note 10.  Bank Line of Credit

The Company has a $3,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at June 30, 2012 and 2011 was 2.25% and 3.00%.  Availability under the line of credit is reduced by outstanding letters of credit totaling $5 at June 30, 2012 and June 30, 2011.  As of June 30, 2012 and June 30, 2011, the Company had $2,995 of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of June 30, 2012, the Company was in compliance with the financial covenants under the agreement.

Note 11.  Long-Term Debt

Long-term debt consists of the following:

	June 30,	June 30,
(In thousands)	2012	2011
Pennsylvania Industrial Development Authority loan	$777	$857
Tax-exempt bond loan (PAID)	290	425
Wells Fargo N.A. Townsend Road mortgage	2,818	3,022
PIDA Townsend Road mortgage	1,899	2,000
First National Bank of Cody mortgage	1,377	1,518

Total debt	7,161	7,822
Less current portion	648	629

Long term debt	$6,513	$7,193

Current Portion of Long Term Debt

	June 30,	June 30,
	2012	2011
Pennsylvania Industrial Development Authority loan	$81	$79
Tax-exempt bond loan (PAID)	140	135
Wells Fargo N.A. Townsend Road mortgage	204	204
PIDA Townsend Road mortgage	105	101
First National Bank of Cody mortgage	118	110

Total current portion of long term debt	$648	$629

The Company financed $1,250 through the Pennsylvania Industrial Development Authority (PIDA).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.

In April 1999, the Company entered into a loan agreement (the “Agreement”) with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company. The Authority issued $3,700 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature. The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds (the “remarketing agent”).  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2012 and 2011 was 0.38% and 0.40%, respectively.

During the third and fourth quarters of Fiscal 2011, the Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3,056, bears a floating interest rate of the 1 Month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at June 30, 2012 and 2011 was 3.20% and 3.14%, respectively.  The PIDA portion of the loan is for $2,000, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  As of June 30, 2012 and 2011, the Company was in compliance with the new financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 12, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2012, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts are due as follows:

(In thousands)
Fiscal Year Ending	Amounts Payable
June 30,	to Institutions

2013	$648
2014	670
2015	532
2016	545
2017	558
Thereafter	4,208

$7,161

Note 12. Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary.  The liabilities recognized as a result of consolidating a VIE do not represent additional claims on the Company’s general assets rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in each of the June 30, 2012 and 2011 balance sheets are consolidated VIE assets of approximately $1,757 and $1,803, respectively, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1,377 and $1,518 at June 30, 2012 and 2011, respectively.

Cody LCI Realty LLC (“Realty”) is the only VIE that is consolidated.  Realty had been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 joint venture with an officer of Cody Labs.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody had been the primary beneficiary of the VIE.  Risk associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $20 per month.  All intercompany rent expense is eliminated upon consolidation with Cody.  The Company is not involved in any other VIE.

Note 13.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company sought damages in excess of $3,500. Olive denied liability and filed a counterclaim in February 2010 for breach of contract.  Olive also filed a lawsuit against the Company in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6,800 for compensatory damages and an additional approximately $6,800 for loss of business.  The Company engaged Indian counsel and actively defended that suit.  The parties reached a settlement agreement which was signed and executed on August 13, 2012.  The agreement is favorable to Lannett and includes the dismissal with prejudice of all legal proceedings between the Company and Olive in the U.S. and India.

Note 14.  Commitments

Leases

Lannett’s subsidiary, Cody leases a 73 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities.  Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 12.

Rental and lease expense for the years ended June 30, 2012, 2011 and 2010 was approximately $89, $93, and $156, respectively.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Martin P. Galvan, Vice President of Finance and Chief Financial Officer, Kevin R. Smith, Vice President of Sales and Marketing, William F. Schreck, Chief Operating Officer, Ernest J. Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer and Robert Ehlinger, Vice President of Logistics and Chief Information Officer.  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the review and approval of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards, which are granted at the discretion of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors and in accordance with the Company’s policies regarding stock option and restricted stock grants.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives of between 18 months and three years.

Effective August 1, 2011, Keith R. Ruck, the former Vice President of Finance and Chief Financial Officer of the Company, separated his employment from the Company.  Mr. Ruck entered into a Separation Agreement and Release with the Company dated August 1, 2011, pursuant to which he received seven months base salary totaling $111, transition services payments totaling $41, medical benefits and vesting of outstanding options and previously awarded restricted stock grants.

Fiscal 2010 Bonus

The Company accrued approximately $4,812 of incentive compensation costs at June 30, 2010, of which approximately $3,421 was paid in cash during the first quarter of Fiscal 2011.  The remaining $1,391 was expected to be paid in unrestricted shares of Company stock, and which shares were expected to vest immediately upon grant.  These shares were only to be granted upon the timely approval by the FDA of Lannett’s 505(b)(2) New Drug Application to manufacture and distribute its Morphine Sulfate Oral Solution product.  The determination of the actual payment of this portion of the bonus was at the discretion of the CEO, dependent on the timing of the approval and the financial results of the Company dictated by the events surrounding the approval.  At the January 2011 meeting with the FDA regarding the status of the MS NDA, the FDA stated that it will need to inspect Lannett’s facilities as part of a Pre-Approval Inspection before it could give final approval on the MS NDA.  Due to the amount of time the Company believed it would take to complete this inspection and receive approval on the MS NDA and the resulting impact to the value of the Morphine Sulfate inventory and the related expiration dates, the CEO has determined that the adverse financial results surrounding the MS NDA approval necessitated cancellation of the remaining Fiscal 2010 bonus.  Therefore, the Company reversed the entire $1,391 remaining bonus accrual during the quarter ended December 31, 2010.

Note 15.  Common Stock Offering

The Company completed a secondary offering of its common stock in December 2010.  The initial offering of 2,500 shares was completed on December 17, 2010 and an over-allotment of 750 shares was exercised and closed on December 28, 2010.  Net proceeds of the combined offerings were approximately $14,950 after deducting underwriting, legal and accounting fees.

Note 16.  Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised of unrealized gain (loss) on investment securities classified as available-for-sale as well as foreign currency translation adjustments.  There is no other comprehensive income (loss) attributable to the noncontrolling interest.  The components of comprehensive income (loss) and related taxes consisted of the following as of June 30, 2012, 2011 and 2010:

	For Fiscal Year Ended June 30,
(In thousands)	2012	2011	2010

Net Income (Loss)	$4,018	$(240)	$8,008

Foreign currency translation adjustments	(85)	(12)	34
Unrealized holding loss on securities	(3)	(15)	(23)
Tax effect	1	6	9

Total Other Comprehensive Income (Loss), net of tax	(87)	(21)	20

Total Comprehensive Income (Loss)	3,931	(261)	8,028

Less: Total Comprehensive Income attributable to noncontrolling interest	(70)	(37)	(187)

Total Comprehensive Income (Loss) attributable to Lannett Company Inc.	$3,861	$(298)	$7,841

Note 17.  Earnings Per Common Share

A dual presentation of basic and diluted earnings (loss) per share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic earnings (loss) per share to diluted earnings (loss) per share.  Basic earnings (loss) per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings (loss) per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings (loss) per share follows:

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2012	2011	2010

Net Income (Loss) Attributable to Lannett common shareholders	$3,948	$(277)	$7,821

Weighted Average Common Shares Outstanding (Basic)	28,263,335	26,758,552	24,743,902
Effect of potentially dilutive options and restricted stock awards	145,097	—	455,471
Weighted Average Common Shares Outstanding (Diluted)	28,408,432	26,758,552	25,199,373

Basic earnings (loss) per share	$0.14	$(0.01)	$0.32
Diluted earnings (loss) per share	$0.14	$(0.01)	$0.31

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2012, 2011 and 2010 were 2,321, 2,100, and 1,281, respectively.

Note 18.  Share-based Compensation

At June 30, 2012, the Company had four share-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At June 30, 2012, there were 2,747 options outstanding.  Of those, 1,630 were options issued under the 2006 LTIP, 912 were issued under the 2003 Plan, and 205 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  1,125 shares were authorized to be issued under the 2003 Plan, with 59 shares under options having already been exercised under that plan since its inception, leaving a balance of 154 shares in that plan for future issuances.  2,500 shares were authorized to be issued under the 2006 LTIP, with 166 shares under options having already been exercised under that plan since its inception.  At June 30, 2012, there were 74 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 600 shares having already vested under that plan since its inception.  At June 30, 2012, a balance of 30 shares is available in the 2006 LTIP for future issuances.

In January 2011, the shareholders of the Company approved a new stock option and restricted stock award plan, the 2011 LTIP, which authorized 1,500 new shares of common stock for future issuances under this plan.  As of June 30, 2012, no shares have been issued under this plan.

The following tables presents all share-based compensation costs recognized in our statements of income, substantially all of which is reflected in the selling, general and administrative expense line:

	Twelve months ended June 30,
(In thousands)	2012	2011	2010
Share based compensation
Stock options	$1,436	$1,013	$1,173
Employee stock purchase plan	$57	$57	$53
Restricted stock	$669	$754	$812
Tax benefit at statutory rate	$138	$88	$80

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Incentive Stock Options FY 2012	Non- qualified Stock Options FY 2012	Incentive Stock Options FY 2011	Non- qualified Stock Options FY 2011	Incentive Stock Options FY 2010	Non- qualified Stock Options FY 2010
Risk-free interest rate	1.09%	1.04%	1.74%	—%	2.44%	2.43%
Expected volatility	63.5%	63.7%	61%	—%	67%	67%
Expected dividend yield	0.0%	0.0%	0.0%	—%	0.0%	0.0%
Forfeiture rate	7.5%	7.5%	7.5%	—%	5.0%	5.0%
Expected term (in years)	5.2 years	5.2 years	6.0 years	n/a	5.0 years	5.0 years
Weighted average fair value	$2.03	$2.00	$3.03	$—	$3.98	$4.00

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

Options outstanding that have vested and are expected to vest as of June 30, 2012 are as follows:

(In thousands, except weighted average price and life data)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)
Options vested	1,724	$7.69	$226	4.42
Options expected to vest	947	$4.32	$458	8.82
Total vested and expected to vest	2,671	$6.50	$684	5.98

Options with a fair value of approximately $1,013 vested during fiscal 2012.

A summary of stock option award activity under the Plans as of June 30, 2012, 2011 and 2010 and changes during the years then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2011	1,196	$6.19	$		750	$9.77
Granted	725	$3.74			127	$3.72
Exercised	(8)	$3.21	$7		—	—	—
Forfeited, expired or repurchased	(43)	$5.59	$		—	—
Outstanding at June 30, 2012	1,870	$5.27	$593	6.9	877	$8.89	$133	4.3

Outstanding at June 30, 2012 and not yet vested	878	$4.29	$424	8.8	145	$4.25	$76	8.8
Exercisable at June 30, 2012	992	$6.13	$169	5.2	732	$9.81	$57	3.4

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2010	1,309	$6.11			750	$9.77
Granted	2	$5.35			—
Exercised	(73)	$3.87	$144		—	—	—
Forfeited, expired or repurchased	(42)	$7.71			—
Outstanding at June 30, 2011	1,196	$6.19	$453	6.5	750	$9.77	$143	4.5

Outstanding at June 30, 2011 and not yet vested	397	$6.46	$94	8.2	76	$6.99	$—	8.3
Exercisable at June 30, 2011	799	$6.06	$359	5.7	674	$10.08	$143	4.0

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2009	959	$5.60			627	$10.52
Granted	507	$6.96			153	$6.99
Exercised	(112)	$4.46	$299		(14)	$4.97	$57
Forfeited, expired or repurchased	(45)	$8.75			(16)	$16.67
Outstanding at June 30, 2010	1,309	$6.11	$350	7.5	750	$9.77	$89	5.5

Outstanding at June 30, 2010 and not yet vested	721	$6.07	$180	8.9	196	$6.20	$49	9.0
Exercisable at June 30, 2010	588	$6.16	$170	5.9	554	$11.03	$40	4.2

The Company issues new shares when stock options are exercised.

Restricted Stock

The Company measures restricted stock compensation costs based on the share price at the grant date less an estimate for forfeitures.  The forfeiture rate used to calculate compensation expense was 7.5% for fiscal year 2012, 7.5% for fiscal year 2011 and 5.0% for fiscal year 2010.

A summary of nonvested restricted stock awards as of June 30, 2012, 2011, and 2010 and changes during the fiscal years then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value

Nonvested at June 30, 2009	77	$311
Granted	399	2,697
Vested	(197)	(1,192)
Forfeited	(9)	(37)
Nonvested at June 30, 2010	270	1,779
Granted	32	182
Vested	(144)	(862)
Forfeited	(3)	(23)
Nonvested at June 30, 2011	155	1,076
Granted	35	127
Vested	(113)	(665)
Forfeited	(3)	(23)
Nonvested at June 30, 2012	74	$515

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  As of June 30, 2012, there was approximately $1,418 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125 shares of the Company’s common stock for issuance under the ESPP.  During Fiscal 2012 and 2011, 69 shares and 55 shares were issued under the ESPP, respectively.  As of June 30, 2012, 339 total cumulative shares have been issued under the ESPP.

Note 19.  Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the years ended June 30, 2012, 2011 and 2010 were approximately $426, $393, and $395, respectively.

Note 20.  Income Taxes

The provision for income taxes consists of the following for the fiscal years ended June 30:

(In thousands)	2012	2011	2010

Current Income Taxes
Federal	$1,513	$(3,179)	$4,056
State and Local Taxes	5	(132)	575
Total	1,518	(3,311)	4,631

Deferred Income Taxes
Federal	828	2,617	(796)
State and Local Taxes	254	233	978
Total	1,082	2,850	182
Total	$2,600	$(461)	$4,813

A reconciliation of the differences between the effective rates and federal statutory rates is as follows:

	2012	2011	2010

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local income tax, net	2.6%	0.2%	3.7%
Nondeductible expenses	5.7%	(35.1)%	2.1%
Change in valuation allowance	2.0%	2.7%	(0.6)%
Income tax credits	(3.6)%	83.3%	(8.2)%
Change in tax laws	—%	—%	5.0%
Change in state nexus position	—%	(24.0)%	—%
Other	(1.4)%	4.7%	1.5%
Effective income tax rate	39.3%	65.8%	37.5%

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

As of June 30, 2012 and 2011, temporary differences which give rise to deferred tax assets and liabilities are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Accrued expenses	$74	$182
Share-based compensation expense	1,088	959
Unearned grant funds	—	33
Reserve for returns	2,049	1,901
Reserves for accounts receivable and inventory	3,259	3,173
Intangible impairment	7,956	9,090
State net operating loss	100	208
Federal net operating loss	967	1,093
Impairment on Cody note receivable	1,998	1,997
Accumulated amortization on intangible asset	2,238	2,117
Foreign net operating loss	114	35
Other	133	—

Total deferred tax asset	19,976	20,788
Valuation allowance	(2,112)	(2,032)
Total	17,864	18,756

Deferred tax liabilities:
Prepaid expenses	63	60
Property, plant and equipment	3,899	3,637
Other	—	75

Net deferred tax asset	$13,902	$14,984

On April 10, 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody.  As a result of the acquisition, the Company recorded deferred tax assets related to Cody’s federal net operation loss (NOL) carry forwards totaling approximately $3,774 at the date of acquisition with $1,902 expiring in 2026 and $1,872 in 2027.  At June 30, 2012, the remaining gross deferred tax asset is $2,844.  The income tax benefit associated with the NOL carry forwards has been recognized in accordance with Section 382 of the Internal Revenue Code of 1986.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)
Balance at June 30, 2010	$399
Additions for tax positions of the current year	40
Additions for tax positions of prior years	51
Reductions for tax positions of prior years	—
Settlements	(264)
Lapse of statute of limitations	(17)
Balance at June 30, 2011	$209

Additions for tax positions of the current year	24
Additions for tax positions of prior years	47
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Balance at June 30, 2012	$280

As of June 30, 2012 and 2011, the Company reported total unrecognized benefits of $280 and $209, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended June 30, 2012 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of June 30, 2012 and 2011.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2008 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 21.  Related Party Transactions

The Company had sales of approximately $757, $876, and $679 during the fiscal years ended June 30, 2012, 2011 and 2010, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber (the “related party”), Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $234 and $259 at June 30, 2012 and 2011, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. (“Pharmeral”) owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Arthur P. Bedrosian, President and Chief Executive Officer of the Company, Inc. currently owns 100% of Pharmeral.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.  In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control where a third party is involved, this royalty would be reinstated.  The registered trademark OB-Natal® was transferred to Lannett for one dollar from Mr. Bedrosian.

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $105 in fees and $24 in reimbursable expenses during Fiscal 2012 and $135 in fees and $19 in reimbursable expenses during Fiscal 2011.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into fiscal year 2013.  In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 22.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 64%, 64% and 77% of the Company’s inventory purchases in fiscal year 2012, 2011 and 2010, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4,000 shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company.  The minimum quantity to be purchased in the first year of the agreement is $15,000.  Thereafter, the minimum quantity to be purchased increases by $1,000 per year up to $24,000 for the last year of the ten-year contract.  The Company has met the minimum purchase requirement for the first eight years of the contract, but there is no guarantee that the Company will be able to continue to do so in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation. Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the NYSE MKT, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of June 30, 2012, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, is very dependent on an uninterrupted supply of product from JSP.  Should there be an interruption in the supply of product from JSP for any reason, this event would have a material impact to the financial condition of Lannett.

Note 23. Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter
Fiscal 2012
Net Sales	$35,690	$30,688	$27,734	$28,878
Cost of Goods Sold	23,677	19,797	20,307	20,262
Gross Profit	12,013	10,891	7,427	8,616
Other Operating Expenses	9,407	8,527	6,932	7,171
Operating Income	2,606	2,364	495	1,445
Other Income (Expense)	(362)	427	654	(1,011)
Income Tax Expense	812	1,057	519	212
Less net income attributable to noncontrolling interest	(17)	(16)	(21)	(16)
Net Income — Lannett Company, Inc.	$1,415	$1,718	$609	$206
Earnings Per Share — Lannett Company, Inc.
Basic	$0.05	$0.06	$0.02	$0.01
Diluted	$0.05	$0.06	$0.02	$0.01

	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter
Fiscal 2011
Net Sales	$25,507	$25,893	$30,039	$25,396
Cost of Goods Sold	21,752	20,589	21,682	19,492
Gross Profit	3,755	5,304	8,357	5,904
Other Operating Expenses	7,186	6,134	4,536	6,643
Operating Income (Loss)	(3,431)	(830)	3,821	(739)
Other Income (Expense)	568	22	(67)	(45)
Income Tax Expense (Benefit)	(1,015)	(450)	1,394	(390)
Less net income attributable to noncontrolling interest	(16)	(4)	(7)	(10)
Net Income (loss) — Lannett Company, Inc.	$(1,864)	$(362)	$2,353	$(404)
Earnings (loss) Per Share — Lannett Company, Inc.
Basic	$(0.07)	$(0.01)	$0.09	$(0.02)
Diluted	$(0.07)	$(0.01)	$0.09	$(0.02)

	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter
Fiscal 2010
Net Sales	$33,760	$31,266	$28,717	$31,435
Cost of Goods Sold	22,428	20,869	20,640	19,901
Gross Profit	11,332	10,397	8,077	11,534
Other Operating Expenses	7,312	7,745	6,779	6,791
Operating Income	4,020	2,652	1,298	4,743
Other Income (Expense)	240	(23)	(62)	(47)
Income Tax Expense	1,288	527	1,170	1,828
Less net income attributable to noncontrolling interest	(156)	(9)	(11)	(11)
Net Income — Lannett Company, Inc.	$2,816	$2,093	$55	$2,857
Earnings Per Share — Lannett Company, Inc.
Basic	$0.11	$0.08	$0.00	$0.12
Diluted	$0.11	$0.08	$0.00	$0.11

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

The effective tax rate in the second quarter of Fiscal 2010 was 95% due primarily to a change in Pennsylvania tax law which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $650, and therefore increased the effective tax rate by 11% for the six months ended December 31, 2009, which in turn, had a significant impact on the second quarter of Fiscal 2010.

The Company recorded income tax expense of $527 in the third quarter of Fiscal 2010 resulting in an effective tax rate of 20% due primarily to the settlement reached with the IRS related to its review of the federal income tax return for Fiscal 2008.  As a result of the settlement, the Company recorded a refund receivable totaling approximately $421.  The Company also reduced its liability for unrecognized tax benefits by approximately $216 as a result of the IRS settlement.

Schedule II - Valuation and Qualifying Accounts

(In thousands)

For the years ended June 30:

Description	Balance at Beginning of Fiscal Year	Charged to (Reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2012	$124	$—	$—	$124
2011	123	1	—	124
2010	132	—	9	123

Inventory Valuation
2012	$3,486	$1,745	$3,759	$1,472
2011	2,482	4,585	3,581	3,486
2010	2,744	1,280	1,542	2,482

Deferred Tax Asset Valuation Allowance
2012	$2,032	$80	$—	$2,112
2011	2,017	15	—	2,032
2010	2,097	(80)	—	2,017

Exhibit Index

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Incorporated by reference to Exhibit 10(af) to the Annual Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9 (Note A)	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10 (Note A)	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

10.11	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13	2007 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

Exhibit Number	Description	Method of Filing

10.16	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 8, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N. A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*       Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.