Form 10-Q
period 2012-09-30
LANNETT CO INC
filed 2012-11-09
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2012
Common stock, par value $0.001 per share	28,353,317 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In thousands, except share and per share data)	September 30, 2012	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$26,361	$22,562
Investment securities	5,010	6,667
Trade accounts receivable (net of allowance of $173 and $124, respectively)	42,057	42,212
Inventories, net	27,606	27,064
Income taxes receivable	—	2,120
Deferred tax assets	4,914	4,833
Other current assets	2,083	1,023
Total Current Assets	108,031	106,481

Property, plant and equipment, net	36,811	37,068
Intangible assets, net	3,958	4,429
Deferred tax assets	8,853	9,069
Other assets	1,167	1,171
TOTAL ASSETS	$158,820	$158,218

LIABILITIES
Current Liabilities
Accounts payable	$12,640	$17,989
Accrued expenses	1,899	1,518
Accrued payroll and payroll related	2,338	3,198
Income taxes payable	1,679	—
Current portion of long-term debt	651	648
Rebates, chargebacks and returns payable	18,313	17,039
Total Current Liabilities	37,520	40,392

Long-term debt, less current portion	6,385	6,513
TOTAL LIABILITIES	43,905	46,905
Commitment and Contingencies, See notes 13 and 14

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued 28,707,574 and 28,594,437 shares, respectively; outstanding, 28,297,233 and 28,252,192 shares, respectively	29	29
Additional paid-in capital	100,467	99,515
Retained earnings	16,162	13,236
Accumulated other comprehensive (loss)	(22)	(63)
Treasury stock at cost — 410,341 and 342,245 shares, respectively	(1,928)	(1,594)
Total Shareholders’ Equity Attributable to Lannett Company, Inc.	114,708	111,123
Noncontrolling Interest	207	190
TOTAL SHAREHOLDERS’ EQUITY	114,915	111,313
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$158,820	$158,218

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended
	September 30,
(In thousands, except share and per share data)	2012	2011

Net sales	$35,294	$28,878
Cost of sales	21,164	19,742
Amortization of intangible assets	471	468
Product royalties	33	52

Gross Profit	13,626	8,616

Research and development expenses	3,764	2,426
Selling, general, and administrative expenses	6,171	4,745

Operating Income	3,691	1,445

Other income (expense):
Foreign currency gain	3	5
Gain on sale of assets	70	7
Realized loss on investments	(36)	(173)
Unrealized gain (loss) on investments	270	(826)
Litigation settlement	1,250	—
Interest and dividend income	35	53
Interest expense	(63)	(77)
	1,529	(1,011)

Income before income tax expense	5,220	434
Income tax expense	2,277	212
Net Income	2,943	222

Less net income attributable to noncontrolling interest	(17)	(16)

Net Income attributable to Lannett Company, Inc.	$2,926	$206

Basic earnings per common share - Lannett Company, Inc.	$0.10	$0.01
Diluted earnings per common share - Lannett Company, Inc.	$0.10	$0.01

Basic weighted average number of shares outstanding	28,278,514	28,431,733
Diluted weighted average number of shares outstanding	28,469,224	28,686,644

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended
	September 30,
(In thousands)	2012	2011

Net Income	$2,943	$222

Foreign currency translation adjustments	41	(3)
Unrealized holding loss on securities	—	(1)
Tax effect	—	1

Total Other Comprehensive Income (Loss), net of tax	41	(3)

Comprehensive Income	2,984	219

Less: Total Comprehensive Income attributable to noncontrolling interest	(17)	(16)

Comprehensive Income attributable to Lannett Company Inc.	$2,967	$203

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Shareholders’ Equity Attributable to Lannett Company, Inc.
	Common Stock		Additional		Accumulated Other		Shareholders’ Equity		Total
(In thousands)	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Shareholders’ Equity

Balance, July 1, 2012	28,594	$29	$99,515	$13,236	$(63)	$(1,594)	$111,123	$190	$111,313

Shares issued in connection with share-based compensation plans	114	—	296	—	—	—	296	—	296
Share-based compensation	—	—	656	—	—	—	656	—	656
Purchase of treasury stock	—	—	—	—	—	(334)	(334)	—	(334)
Other comprehensive income, net of income tax	—	—	—	—	41	—	41	—	41
Net income	—	—	—	2,926	—	—	2,926	17	2,943

Balance, September 30, 2012	28,708	$29	$100,467	$16,162	$(22)	$(1,928)	$114,708	$207	$114,915

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
(In thousands)	2012	2011

OPERATING ACTIVITIES:
Net income	$2,943	$222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,549	1,418
Deferred tax expense	135	315
Share-based compensation expense	656	671
Gain on sale of assets	(70)	(7)
Realized loss on investments	36	173
Unrealized (gain) loss on investments	(270)	826
Gain on litigation settlement	(1,250)	—
Proceeds from litigation settlement	450	—
Other noncash expenses	3	4
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	155	(1,172)
Inventories	(542)	428
Income taxes receivable / payable	3,799	(103)
Prepaid expenses and other assets	(260)	(712)
Accounts payable	(5,349)	(3,040)
Accrued expenses	381	(227)
Rebates, chargebacks and returns payable	1,274	786
Accrued payroll and payroll related	(860)	270
Net cash provided by (used in) operating activities	2,780	(148)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(821)	(726)
Proceeds from sale of property, plant and equipment	70	7
Proceeds from sale of investment securities	4,808	15,802
Purchase of investment securities	(2,916)	(4,284)
Net cash provided by investing activities	1,141	10,799

FINANCING ACTIVITIES:
Repayments of debt	(125)	(123)
Proceeds from issuance of stock	296	54
Purchase of treasury stock	(334)	(337)
Proceeds from line of credit	—	2,000
Net cash provided by (used in) financing activities	(163)	1,594

Effect of foreign currency rates on cash and cash equivalents	41	(3)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,799	12,242

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,562	5,277

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,361	$17,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$76	$77
Income taxes paid (refunded)	$(1,657)	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the three months ended September 30, 2012 and 2011:

For the three months ended September 30, 2012

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2012	$7,063	$4,436	$5,540	$—	$17,039

Actual credits issued related to sales recorded in prior fiscal years	(6,504)	(3,743)	(875)	(55)	(11,177)

Reserves or (reversals) charged during Fiscal 2013 related to sales in prior fiscal years	(372)	105	—	55	(212)

Reserves charged to net sales during Fiscal 2013 related to sales recorded in Fiscal 2013	19,350	5,675	1,405	139	26,569

Actual credits issued related to sales recorded in Fiscal 2013	(11,490)	(2,277)	—	(139)	(13,906)

Reserve Balance as of September 30, 2012	$8,047	$4,196	$6,070	$—	$18,313

For the three months ended September 30, 2011

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2011	$5,497	$2,925	$5,142	$—	$13,564

Actual credits issued related to sales recorded in prior fiscal years	(5,262)	(2,686)	(1,412)	(92)	(9,452)

Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(36)	72	—	92	128

Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	17,477	4,358	1,337	202	23,374

Actual credits issued related to sales recorded in Fiscal 2012	(11,119)	(1,943)	—	(202)	(13,264)

Reserve Balance as of September 30, 2011	$6,557	$2,726	$5,067	$—	$14,350

Reserve Activity September 30, 2012 vs. June 30, 2012

The following tables compare the reserve balances at September 30, 2012 and June 30, 2012:

	September 30,		June 30,
(In thousands)	2012	%	2012	%
Chargeback reserve	$8,047	44%	$7,063	41%
Rebate reserve	4,196	23%	4,436	26%
Return reserve	6,070	33%	5,540	33%
Other reserve	—	—%	—	—%
	$18,313	100%	$17,039	100%

The total reserve for chargebacks, rebates, returns and other adjustments increased from $17,039 at June 30, 2012 to $18,313 at September 30, 2012.  The increase in chargeback reserves is due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during the first three months of Fiscal 2013 as compared to Fiscal 2012.  The activity in the “Other” category for the quarter ended September 30, 2012 includes shelf-stock, shipping and other sales adjustments.

The Company ships its products to the warehouses of its wholesale and retail chain customers.  When the Company and a customer enter into an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse (s), and resell the product to its own customers.  The Company’s customer will reorder the product as its warehouse is depleted.  The Company generally has no minimum size orders for its customers.  Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory.  As such, the Company’s customers continually reorder the Company’s products.  It is common for the Company’s customers to order the same products on a monthly basis.  For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products.  This is important due to the fact that multiple generic competitors may compete for the consumer demand for a given product.  Availability of inventory ensures that a manufacturer’s product is considered.  Otherwise, retail prescriptions would be filled with competitors’ products.  For this reason, the Company periodically offers incentives to its customers to purchase its products.  These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time.  Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time.  This period of time is generally up to three months.  The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment.  The Company’s products generally have either 24 months or 36 months of shelf-life at the time of manufacture.  The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity.  If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts.  The Company attempts to minimize any potential return (or shelf life issues) by maintaining an active dialogue with the customers.

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

Inventories - The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements.  The Company’s estimates of future product demand may fluctuate, in which case estimated required reserves for excess and obsolete inventory may increase or decrease.  If the Company’s inventory is determined to be overvalued, the Company reduces the inventory value and recognizes such costs in cost of goods sold at the time of such determination.  Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would recognize such additional operating income at the time of sale.

Property, Plant and Equipment - Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended September 30, 2012 and 2011 was $1,078 and $950, respectively.

Investment Securities — The Company’s investment securities consist of equity securities.  The Company’s equity securities are classified as trading.  Investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded on the consolidated statements of operations.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established.  There were no securities determined by management to be other-than-temporarily impaired during the three months ended September 30, 2012 or the fiscal year ended June 30, 2012.

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

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the three months ended September 30, 2012 and 2011 was $2 and $15, respectively.

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

Segment Information — The Company operates one business segment - generic pharmaceuticals; accordingly the Company has one reporting segment.  The Company aggregates its financial information for all products and reports as one operating segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2012 and 2011:

(In thousands)	For the Three Months Ended September 30,
Medical Indication	2012	2011

Migraine Headache	$1,249	$1,612
Glaucoma	1,373	1,032
Gallstone Prevention	1,578	1,300
Cardiovascular	7,100	2,510
Thyroid Deficiency	13,637	13,034
Antibiotic	1,689	1,679
Pain Management	5,532	5,310
Obesity	1,310	547
Other	1,826	1,854

Total	$35,294	$28,878

Concentration of Market and Credit Risk — The following table identifies certain of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, which accounted for greater than 10% of net sales in either of the three month periods ended September 30, 2012 and 2011, respectively.

	2012	2011

Product 1	39%	45%
Product 2	10%	9%
Product 3	10%	—
Product 4	8%	12%

The following table identifies certain of the Company’s customers which accounted for greater than 10% of net sales in either of the three month periods ended September 30, 2012 and 2011, respectively.

	2012	2011

Customer A	17%	21%
Customer B	11%	12%
Customer C	10%	9%
Customer D	10%	11%

At September 30, 2012 and 2011, four customers accounted for 67% and 71% of the Company’s accounts receivable balances, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition.  Generally, collateral is not required from customers.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts remaining outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they are determined to have become uncollectible.

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

Note 3.  New Accounting Standards

In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This authoritative guidance must be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued an update deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income.  The adoption of this guidance by the Company on July 1, 2012 did not have a significant impact on the Company’s consolidated financial statements as it only requires a change in the format of the presentation.

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

Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company adopted this guidance effective July 1, 2012.  The adoption of this guidance by the Company did not have a significant impact on the Company’s consolidated financial statements.

Note 4.  Inventories

Inventories at September 30, 2012 and June 30, 2012 consist of the following:

(In thousands)	September 30, 2012	June 30, 2012
Raw Materials	$11,648	$11,351
Work-in-process	6,336	4,805
Finished Goods	7,875	9,130
Packaging Supplies	1,747	1,778
	$27,606	$27,064

The preceding amounts are net of excess and obsolete inventory reserves of $1,564 and $1,472 at September 30, 2012 and June 30, 2012, respectively.

Recently, the FDA increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, the 1938 Act or the 1962 amendments to the Act.”  Efforts have included issuing notices to discontinue marketing certain products to companies currently producing these products.  Lannett currently manufactures and markets several products that are considered GRASE or Grandfathered products, including C-Topical Solution and Oxycodone HCl Oral Solution.  The FDA is currently undertaking activities to force all companies who manufacture such products to file applications and seek approval for these types of products or remove them from the market.  The Company had approximately $942 and $1,703 of net inventory value of other Grandfathered products at September 30, 2012 and June 30, 2012, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2012 and June 30, 2012 consist of the following:

(In thousands)	Useful Lives	September 30, 2012	June 30, 2012
Land	—	$1,350	$1,350
Building and improvements	10 - 39 years	28,686	28,420
Machinery and equipment	5 - 10 years	32,741	32,322
Furniture and fixtures	5 - 7 years	1,261	1,247
Construction in progress	—	2,199	2,159

		66,237	65,498
Less accumulated depreciation		(29,426)	(28,430)
Property, plant and equipment, net		$36,811	$37,068

At September 30, 2012 and June 30, 2012, Property, plant and equipment, net included amounts held in foreign countries in the amount of $1,156 and $1,239, respectively.

Note 6.  Fair Value Measures

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The fair value of the Company’s equity securities classified as trading securities in Note 7 below are derived solely from Level 1 inputs.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.  The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate bonds, U.S. government and agency securities and certain mortgage-backed and asset-backed securities whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The Company did not have any Level 2 assets or liabilities as of September 30, 2012 or June 30, 2012.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.  The Company did not have any Level 3 assets or liabilities as of September 30, 2012 or June 30, 2012.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of these instruments.  The carrying amount of the Company’s debt obligations approximates fair value based on current rates available to the Company on similar debt obligations.

Note 7.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of September 30, 2012 and June 30, 2012:

September 30, 2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading
Equity securities	$4,947	$195	$(132)	$5,010

June 30, 2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading
Equity securities	$6,874	$157	$(364)	$6,667

The Company uses the specific identification method to determine the cost of securities sold.  For the three months ended September 30, 2012 the Company had gains on investments of $234, of which $36 were realized losses and $270 were unrealized gains.  For the three months ended September 30, 2011, the Company had losses on investments of $999, of which $173 were realized losses and $826 were unrealized losses.

As of September 30, 2012 and June 30, 2012, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of September 30, 2012, securities with an aggregate fair value of $2,294 were in an unrealized loss position totaling $132.  As of June 30, 2012, securities with an aggregate fair value of $3,466 were in an unrealized loss position totaling $364.  Of those securities in an unrealized loss position at September 30, 2012, $96 were in a continuous unrealized loss position for more than 12 months with a total unrealized loss of $14.  No securities were in a continuous unrealized loss position for more than 12 months as of June 30, 2012.

Note 8.  Other Assets

As of July 24, 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution (“MS”).  Lannett filed a 505 (b) (2) New Drug Application (“MS NDA”) in February 2010 and received FDA approval on the submission in June 2011.  The filing fee related to this application totaled $1,406 and was initially recorded within other current assets on the consolidated balance sheets because part of or the entire fee was thought to be refundable.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to finalize its Establishment Inspection Report for the February 2011 inspection of Lannett’s facilities before it could give final approval on the MS NDA.  Additionally, the Company corresponded with the FDA in March 2011 regarding whether any of the fee is refundable.  The FDA’s response was that the entire filing fee was not refundable.  In September 2012, the Company had further communications with the FDA regarding the refundable portion of the filing fee.  Based on these communications, the Company continues to believe that a portion of the filing fee is refundable.  As of September 30, 2012, the Company has not been refunded any portion of the filing fee, nor has the Company received final determination on whether any of the fee is refundable.

The Company’s position is that the value related to the part of the fee that is not refunded is the cost of getting regulatory approval for its MS product and that this value should be properly recorded as an intangible asset based upon approval and amortized over the product’s estimated useful life upon shipment of the product.  The revenues and gross profit margins attained by the Company from sales of its MS product currently substantiate its value as an intangible asset.  As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398 determined, based upon input from a third party analysis, was reclassified to intangible assets upon shipment of the product which commenced in August 2011.  Amortization will be adjusted prospectively once the nonrefundable portion of the fee is finalized with the FDA.

Note 9.  Intangible Assets

Intangible assets, net as of September 30, 2012 and June 30, 2012, consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012

JSP Marketing and Dist. Rights	$16,062	$16,062	$(13,385)	$(12,939)	$2,677	$3,123
Cody Labs Import License	582	582	(163)	(154)	419	428
Morphine Sulfate Oral Solution NDA	398	398	(31)	(24)	367	374
Other ANDA Product Rights(A)	600	600	(105)	(96)	495	504
	$17,642	$17,642	$(13,684)	$(13,213)	$3,958	$4,429

(A)  The amounts above include the product line covered by the ANDA’s purchased in August 2009 for $149.  These ANDA’s are not being amortized at this time and will continue to be un-amortized intangible assets until such time as the Company begins shipping these products.

The following table summarizes intangible assets, net activity

(In thousands)	Intangible assets, net
Balances at July 1, 2012	$4,429
Additions	—
Amortization	(471)
Impairments	—
Balances at September 30, 2012	$3,958

There were no impairments related to intangible assets during the three months ended September 30, 2012 or the fiscal year ended June 30, 2012.

For the three months ended September 30, 2012 and 2011, the Company incurred amortization expense of approximately $471 and $468, respectively.

Future annual amortization expense consists of the following as of September 30, 2012:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2013	$1,411
2014	1,435
2015	97
2016	97
2017	97
Thereafter	672
$3,809

The amounts above do not include the product line covered by the ANDA’s purchased in August 2009 for $149, as amortization will begin when the Company starts shipping these products.

Note 10.  Bank Line of Credit

The Company has a $3,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at September 30, 2012 and June 30, 2012 was 2.21% and 2.22%.  Availability under the line of credit is reduced by outstanding letters of credit.  As of September 30, 2012 and June 30, 2012, the Company had $3,000 and $2,995 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of September 30, 2012, the Company was in compliance with the financial covenants under the agreement.

Note 11.  Long-Term Debt

Long-term debt consists of the following:

	September 30,	June 30,
(In thousands)	2012	2012
Pennsylvania Industrial Development Authority loan	$757	$777
Tax-exempt bond loan (PAID)	290	290
Wells Fargo N.A. Townsend Road mortgage	2,767	2,818
PIDA Townsend Road mortgage	1,873	1,899
First National Bank of Cody mortgage	1,349	1,377

Total debt	7,036	7,161
Less current portion	651	648

Long term debt	$6,385	$6,513

Current Portion of Long Term Debt

	September 30,	June 30,
	2012	2012
Pennsylvania Industrial Development Authority loan	$82	$81
Tax-exempt bond loan (PAID)	140	140
Wells Fargo N.A. Townsend Road mortgage	204	204
PIDA Townsend Road mortgage	106	105
First National Bank of Cody mortgage	119	118

Total current portion of long term debt	$651	$648

The Company financed $1,250 through the Pennsylvania Industrial Development Authority (PIDA).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3,700 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2012 and June 30, 2012 was 0.39% and 0.38%, respectively.

During the third and fourth quarters of Fiscal 2011, the Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3,056, bears a floating interest rate of the 1 Month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at September 30, 2012 and June 30, 2012 was 3.16% and 3.20%, respectively.  The PIDA portion of the loan is for $2,000, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  As of September 30, 2012 and June 30, 2012, the Company was in compliance with the new financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 12, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2012 and June 30, 2012, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions

2013	$651
2014	673
2015	535
2016	548
2017	562
Thereafter	4,067

$7,036

Note 12.  Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary.  The liabilities recognized as a result of consolidating a VIE do not represent additional claims on the Company’s general assets rather, they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in each of the September 30, 2012 and June 30, 2012 balance sheets are consolidated VIE assets of approximately $1,761 and $1,757, respectively, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1,349 and $1,377 at September 30, 2012 and June 30, 2012, respectively.

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

Note 13.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company sought damages in excess of $3,500.  Olive denied liability and filed a counterclaim in February 2010 for breach of contract.  Olive also filed a lawsuit against the Company in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6,800 for compensatory damages and an additional approximately $6,800 for loss of business.  The Company engaged Indian counsel and actively defended that suit.  The parties reached a settlement agreement which was signed and executed on August 13, 2012.  The agreement is favorable to Lannett and includes the dismissal with prejudice of all legal proceedings between the Company and Olive in the U.S. and India.  As of September 30, 2012, the Company had recorded all amounts related to the agreement.

Note 14.  Commitments

Leases

Lannett’s subsidiary, Cody leases a 73 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities.  Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 12.

Rental and lease expense for the three months ended September 30, 2012 and 2011 was approximately $24 and $28, respectively.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Martin P. Galvan, Vice President of Finance, Chief Financial Officer and Treasurer, Kevin R. Smith, Vice President of Sales and Marketing, William F. Schreck, Chief Operating Officer, Ernest J. Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer and Robert Ehlinger, Vice President of Logistics and Chief Information Officer.  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the review and approval of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards, which are granted at the discretion of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors and in accordance with the Company’s policies regarding stock option and restricted stock grants.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives of between 18 months and three years.

Note 15.  Accumulated Comprehensive Loss

The Company’s Accumulated Comprehensive Loss is comprised of the following components as of September 30, 2012 and 2011:

(In thousands)	September 30, 2012	September 30, 2011

Foreign Currency Translation
Beginning Balance	$(63)	$22
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	41	(3)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other Comprehensive income (loss), net of tax	41	(3)
Ending Balance	(22)	19

Unrealized Holding Gain (Loss)
Beginning Balance	$—	$2
Net unrealized holding gain (loss) (net of tax of $0 and $1)	—	(1)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	—	(1)
Ending Balance	—	1

Total Accumulated Other Comprehensive Loss	$(22)	$20

Note 16.  Earnings Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s consolidated statement of operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.  Diluted earnings per common share include the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.  Dilutive shares have been excluded in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share follows:

	For The Three Months Ended September 30,
(In thousands, except share and per share data)	2012	2011

Net Income attributable to Lannett common shareholders	$2,926	$206

Weighted average common shares outstanding (basic)	28,278,514	28,431,733
Effect of potentially dilutive options and restricted stock awards	190,710	254,911
Weighted average common shares outstanding (diluted)	28,469,224	28,686,644

Basic earnings per common share	$0.10	$0.01
Diluted earnings per common share	$0.10	$0.01

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2012 and 2011 were 2,017 and 1,575, respectively.

Note 17.  Share-based Compensation

At September 30, 2012, the Company had four share-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At September 30, 2012, there were 2,610 options outstanding.  Of those, 1,565 were options issued under the 2006 LTIP, 862 were issued under the 2003 Plan, and 183 under the Old Plan.  There are no further shares authorized to be issued under the Old Plan.  Under the 2003 Plan, 1,125 shares were authorized to be issued, with 60 shares under options having already been exercised under that plan since its inception, leaving a balance of 203 shares in that plan for future issuances.  Under the 2006 LTIP, 2,500 shares were authorized to be issued, with 190 shares under options having already been exercised under that plan since its inception.  At September 30, 2012, there were 73 nonvested restricted shares outstanding which were issued under the 2006 LTIP, with 635 shares having already vested under that plan since its inception.  At September 30, 2012, a balance of 37 shares is available in the 2006 LTIP for future issuances.  Under the 2011 LTIP, 1,500 shares were authorized to be issued.  As of September 30, 2012, 3 shares of restricted stock have vested under the plan, leaving a balance of 1,497 shares available in the 2011 LTIP for future issuances.

The following tables presents all share-based compensation costs recognized in our statements of income, substantially all of which is reflected in the selling, general and administrative expense line:

	Three months ended September 30,
(In thousands)	2012	2011
Share-based compensation
Stock options	$315	$389
Employee stock purchase plan	$27	$9
Restricted stock	$314	$273
Tax benefit at statutory rate	$23	$38

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Incentive Stock Options FY 2013	Non- qualified Stock Options FY 2013	Incentive Stock Options FY 2012	Non- qualified Stock Options FY 2012
Risk-free interest rate	—%	—%	0.3%	0.1%
Expected volatility	—%	—%	63.6%	63.9%
Expected dividend yield	—%	—%	—%	—%
Forfeiture rate	—%	—%	7.50%	7.50%
Expected term (in years)	—	—	5.2 years	5.1 years
Weighted average fair value	$—	$—	$1.99	$1.94

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

Options outstanding that have vested and are expected to vest as of September 30, 2012 are as follows:

(In thousands, except weighted average price and life data)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)
Options vested	1,872	$7.23	$768	4.74
Options expected to vest	679	$4.55	$561	8.44
Total vested and expected to vest	2,551	$6.51	$1,329	5.73

Options with a fair value of approximately $540 and $206 vested during the three months ended September 30, 2012 and 2011, respectively.

A summary of stock option award activity under the Plans as of September 30, 2012 and 2011 and changes during the three months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2012	1,871	$5.26	$		877	$8.89
Granted	—	$—			—	$—
Exercised	(44)	$4.06	$35		—	$—	$—
Forfeited, expired or repurchased	(73)	$6.40			(21)	$7.23
Outstanding at September 30, 2012	1,754	$5.24	$1,127	6.7	856	$8.93	$266	4.0

Outstanding at September 30, 2012 and not yet vested	695	$4.42	$603	8.5	43	$5.59	$22	7.8
Exercisable at September 30, 2012	1,059	$5.78	$524	5.5	813	$9.11	$244	3.8

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2011	1,196	$6.19			749	$9.77
Granted	702	$3.52			119	$3.65
Exercised	—	$—	$—		—	$—	$—
Forfeited, expired or repurchased	(11)	$5.66			—	$—
Outstanding at September 30, 2011	1,887	$5.20	$396	7.6	868	$8.93	$63	5.0

Outstanding at September 30, 2011 and not yet vested	1,036	$4.54	$320	9.3	181	$4.79	$31	9.3
Exercisable at September 30, 2011	851	$6.00	$76	5.5	687	$10.03	$32	3.9

The Company issues new shares when stock options are exercised.

Restricted Stock

The Company measures restricted stock compensation costs based on the share price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 7.5% for three months ended September 30, 2012 and 2011.

A summary of nonvested restricted stock awards as of September 30, 2012 and 2011 and changes during the three months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value

Nonvested at July 1, 2012	74	$515
Granted	38	190
Vested	(38)	(190)
Forfeited	(1)	(12)
Nonvested at September 30, 2012	73	$503

Nonvested at July 1, 2011	155	$1,076
Granted	30	107
Vested	(37)	(153)
Forfeited	—	—
Nonvested at September 30, 2011	148	$1,030

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  As of September 30, 2012, there was approximately $981 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.7 years.

Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125 shares of the Company’s common stock for issuance under the ESPP.  During the three months ended September 30, 2012 and 2011, 32 shares and 13 shares were issued under the ESPP, respectively.  As of September 30, 2012, 371 total cumulative shares have been issued under the ESPP.

Note 18.  Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2012 and 2011 were $164 and $84, respectively.

Note 19.  Income Taxes

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

The provision for federal, state and local income taxes for the three months ended September 30, 2012 and 2011 was tax expense of $2,277 and $212, respectively, with effective tax rates of 44% and 49%, respectively.  The effective tax rate for the three months ended September 30, 2012 was lower compared to the three months ended September 30, 2011 due primarily to foreign losses relative to expected pre-tax income for Fiscal 2013.  This decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $217, and therefore increased the effective tax rate by 4% for the three months ended September 30, 2012.  Additionally, nondeductible incentive stock option compensation expenses relative to the expected pre-tax income for Fiscal 2013 resulted in a slight decrease in the effective rate compared to Fiscal 2012.  The Company expects its overall effective tax rate will be approximately 39% to 41% for the full year ended June 30, 2013.

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

As of September 30, 2012 and June 30, 2012, the Company reported total unrecognized tax benefits of $280.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2012 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2012 and June 30, 2012.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2009 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of approximately $322 and $181 during the three months ended September 30, 2012 and 2011, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber (the “related party”), Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from the related party of approximately $325 and $234 at September 30, 2012 and June 30, 2012, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to the related party than would have been to a non-related party.

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

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $29 in fees during the three months ended September 30, 2012 and $25 in fees during the three months ended September 30, 2011.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized throughout fiscal year 2013.  In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 59% of the Company’s inventory purchases during the three months ended September 30, 2012 and 2011.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4,000 shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation.  Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the NYSE MKT, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of September 30, 2012, JSP has not exercised the nomination provision of the agreement.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for three months ended September 30, 2012 and 2011.  Unless we have specific information to indicate otherwise, actual credits issued in a given year are assumed to be related to sales recorded in prior years based on the Company’s returns policy.

For the Three Months Ended September 30, 2012

(In thousands) Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2012	$7,063	$4,436	$5,540	$—	$17,039

Actual credits issued related to sales recorded in prior fiscal years	(6,504)	(3,743)	(875)	(55)	(11,177)

Reserves or (reversals) charged during Fiscal 2013 related to sales in prior fiscal years	(372)	105	—	55	(212)

Reserves charged to net sales during Fiscal 2013 related to sales recorded in Fiscal 2013	19,350	5,675	1,405	139	26,569

Actual credits issued related to sales recorded in Fiscal 2013	(11,490)	(2,277)	—	(139)	(13,906)

Reserve Balance as of September 30, 2012	$8,047	$4,196	$6,070	$—	$18,313

For the Three Months Ended September 30, 2011

(In thousands) Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2011	$5,497	$2,925	$5,142	$—	$13,564

Actual credits issued related to sales recorded in prior fiscal years	(5,262)	(2,686)	(1,412)	(92)	(9,452)

Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(36)	72	—	92	128

Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	17,477	4,358	1,337	202	23,374

Actual credits issued related to sales recorded in Fiscal 2012	(11,119)	(1,943)	—	(202)	(13,264)

Reserve Balance as of September 30, 2011	$6,557	$2,726	$5,067	$—	$14,350

Reserve Activity September 30, 2012 vs. June 30, 2012

The following tables compare the reserve balances at September 30, 2012 and June 30, 2012:

	September 30,		June 30,
(In thousands)	2012	%	2012	%
Chargeback reserve	$8,047	44%	$7,063	41%
Rebate reserve	4,196	23%	4,436	26%
Return reserve	6,070	33%	5,540	33%
Other reserve	—	—%	—	—%
	$18,313	100%	$17,039	100%

The total reserve for chargebacks, rebates, returns and other adjustments increased from $17,039,000 at June 30, 2012 to $18,313,000 September 30, 2012.  The increase in chargeback reserves is due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during Fiscal 2013 as compared to Fiscal 2012.  The activity in the “Other” category for the quarter ended September 30, 2012 includes shelf-stock, shipping and other sales adjustments.

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

Indefinite-lived intangible assets are considered impaired if the carrying value of the asset is greater than fair value.  The fair value is determined by using a discounted cash flow analysis.  Definite-lived intangible assets are considered impaired if the carrying value of the asset is greater than the undiscounted cash flows related to the assets.  Our cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rates, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of September 30, 2012 and June 30, 2012, the Company had one indefinite-lived intangible asset in the amount of $149,000.  The Company performed the annual impairment test in the fourth quarter of Fiscal 2012 and determined that no impairment charges were required.  No events or changes in circumstances were identified during the three months ended September 30, 2012 or the fiscal year ended June 30, 2012 that would indicate a need to perform impairment analyses for definite-lived intangible assets.  As such, no impairment charges were required.

Definite-lived intangible assets are amortized over the estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  For the three months ended September 30, 2012, and 2011, the Company incurred amortization expense of $471,000 and $468,000, respectively.

Share-based Compensation - Share-based compensation costs are recognized over the vesting period based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and the share price on the grant date to value restricted stock.  The fair value model includes various assumptions, including the expected volatility, expected life of the awards, and risk-free interest rates.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.  Refer to Note 17 of our Consolidated Financial Statements for a detailed description of our Black-Scholes weighted average assumptions for the three months ended September 30, 2012 and 2011.

Results of Operations - Three months ended September 30, 2012 compared with three months ended September 30, 2011

Net sales for the three months ended September 30, 2012 (“Fiscal 2013”) increased 22% to $35,294,000 from $28,878,000 for the three months ended September 30, 2011 (“Fiscal 2012”).  The following factors contributed to the $6,416,000 increase in sales:

Medical Indication	Sales volume change %	Sales price change %
Antibiotic	10%	(9)%
Cardiovascular	158%	24%
Gallstone Prevention	18%	4%
Glaucoma	(4)%	37%
Migraine Headache	(25)%	3%
Obesity	138%	2%
Pain Management	(20)%	24%
Thyroid Deficiency	1%	4%

Sales of drugs for cardiovascular treatment increased by $4,590,000, due to increased sales of a recently approved product for the treatment of hypertension which commenced shipping at the end of December 2011.  Products used in the management of Obesity increased by $763,000, which was largely due to increased volumes related to products launched in October 2011 and April 2012.  Sales of drugs for the treatment of Thyroid Deficiency increased by $603,000, primarily as a result of price increases on key products within the medical indication.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category for the three months ended September 30:

(In thousands) Customer Category	2012	2011

Wholesaler/Distributor	$19,028	$16,150

Retail Chain	12,398	11,675

Mail-Order Pharmacy	3,868	1,053

Total	$35,294	$28,878

The sales to wholesaler/distributor increased primarily as a result of increased net sales in a variety of products including the Obesity and Thyroid medical indications as discussed above.  Mail-order pharmacy sales increased primarily as a result of increased sales due to a recently approved product for the treatment of hypertension which commenced shipping in December 2011.

Cost of sales, including amortization and product royalty expense, for the first quarter increased 7% to $21,668,000 in Fiscal 2013 from $20,262,000 in Fiscal 2012.  The increase primarily reflected the impact of the 22% increase in sales, partially offset by changes in the mix of products sold, as well as increased manufacturing efficiencies.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first quarter of Fiscal 2013 and Fiscal 2012 were 39% and 30%, respectively.  Gross profit percentage increased primarily due a change in the mix of products sold as discussed above, in addition to manufacturing efficiencies.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in the future sales product mix may also occur.

Research and development (“R&D”) expenses in the first quarter increased 55% to $3,764,000 for Fiscal 2013 from $2,426,000 for Fiscal 2012.  The increase is primarily due to increased costs related to biostudies as a result of the timing of milestone achievements and third party laboratory service costs for products in development.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the first quarter increased 30% to $6,171,000 in Fiscal 2013 from $4,745,000 in Fiscal 2012.  The increase is primarily due to additional compensation related costs incurred in Fiscal 2013 but not in Fiscal 2012, expenses incurred in Fiscal 2013 related to fees under the Generic Drug User Fee Act which were not incurred in Fiscal 2012, and an increase in legal costs incurred in Fiscal 2013 over those incurred in Fiscal 2012.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a gain in the amount of $1,250,000.  As of September 30, 2012, the Company had recorded all amounts related to the agreement.

Interest expense in the first quarter of Fiscal 2013 decreased to $63,000 compared to $77,000 in Fiscal 2012 due to lower levels of long-term debt.  Interest and dividend income totaling $35,000 in Fiscal 2013 decreased compared to $53,000 in Fiscal 2012.  The Company recorded gains on trading investment securities during the first quarter of Fiscal 2013 totaling $234,000, of which $270,000 were unrealized gains and $36,000 were realized losses.  The Company recorded losses on trading investment securities during the first quarter of Fiscal 2012 totaling $999,000, of which $826,000 were unrealized losses and $173,000 were realized losses.

The Company recorded income tax expense in the first quarter of Fiscal 2013 of $2,277,000 compared to income tax expense of $212,000 in the first quarter of Fiscal 2012.  The effective tax rate for the three months ended September 30, 2012 was 44%, compared to 49% for the three months ended September 30, 2011.  The effective tax rate for the three months ended September 30, 2012 was lower compared to the three months ended September 30, 2011 due primarily to foreign losses relative to expected pre-tax income for Fiscal 2013.  This decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $217,000, and therefore increased the effective tax rate by 4% for the three months ended September 30, 2012.  Additionally, nondeductible incentive stock option compensation expenses relative to the expected pre-tax income for Fiscal 2013 resulted in a slight decrease in the effective rate compared to Fiscal 2012.  The Company expects its overall effective tax rate will be approximately 39% to 41% for the full year ended June 30, 2013.

The Company reported a net income attributable to Lannett of approximately $2,926,000 in the first quarter of Fiscal 2013, or $0.10 basic and diluted earnings per share, as compared to net income attributable to Lannett of approximately $206,000 in the first quarter Fiscal 2012, or $0.01 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2012, working capital was $70,511,000 as compared to $66,089,000 at June 30, 2012, an increase of $4,422,000.

Net cash provided by operating activities of $2,780,000 in the first three months of Fiscal 2013 reflected net income of $2,943,000, after adjusting for non-cash items of $1,239,000, which included a gain on litigation settlement of $1,250,000 and proceeds from litigation settlement of $450,000, as well as cash used by changes in operating assets and liabilities of $1,402,000.  Significant changes in operating assets and liabilities are comprised of:

•                  A decrease in trade accounts receivable of $155,000 resulting from the timing of receipts related to sales in the fourth quarter of Fiscal 2012.  The Company’s days sales outstanding (“DSO”), based on gross sales, for Fiscal 2013 was 61 days.  The level of DSO at September 30, 2012 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in inventories of $542,000 primarily due to the timing of fulfillment of customer orders and inventory on hand related to new product approvals.

•                  A decrease in income taxes receivable of $2,120,000 as a result of a federal tax refund received in the amount of $2,208,000.

•                  An increase in income taxes payable of $1,679,000 resulting from Fiscal 2013 estimated taxable income.

•                  A decrease in accounts payable of $5,349,000 due to the timing of payments at the end of the quarter.

•                  An increase in rebates, chargebacks and returns payable of $1,274,000 due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during Fiscal 2013 as compared to Fiscal 2012.

•                  A decrease in accrued payroll and payroll related costs of $860,000 primarily related to Fiscal 2013 payments of incentive compensation accrued during Fiscal 2012, partially offset by incentive compensation costs accrued during Fiscal 2013.

Net cash provided by investing activities of $1,141,000 for the three months ended September 30, 2012 is mainly the result of proceeds of $4,808,000 from the sale of investment securities partially offset by purchases of investment securities of $2,916,000 and purchases of property, plant and equipment of $821,000.

Net cash used in financing activities of $163,000 for the three months ended September 30, 2012 was primarily due to the purchase of shares of treasury stock, pursuant to the Company’s share repurchase program, totaling $334,000, partially offset by proceeds from the issuance of stock related to employee stock plans of $296,000.  Additional financing activities included scheduled debt repayments of $125,000.

Long-term debt amounts due, for the twelve month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions

2013	$651
2014	673
2015	535
2016	548
2017	562
Thereafter	4,067

$7,036

The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at September 30, 2012 and June 30, 2012 was 2.21% and 2.22%.  Availability under the line of credit is reduced by outstanding letters of credit.  As of September 30, 2012 and June 30, 2012, the Company had $3,000,000 and $2,995,000 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of September 30, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.  The PIDA Loan has $757,000 outstanding as of September 30, 2012 with $82,000 currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2012 and June 30, 2012 was 0.39% and 0.38%, respectively.  At September 30, 2012, the Company has $290,000 outstanding on the Authority loan, of which $140,000 is classified as currently due.  In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At September 30, 2012, no portion of the letter of credit has been utilized.

The Company has negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the 1-Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at September 30, 2012 and June 30, 2012 was 3.16% and 3.20%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  At September 30, 2012, the Company has $2,767,000 outstanding on the Wells Fargo portion of the loan, of which $204,000 is classified as currently due.  The PIDA Loan has $1,873,000 outstanding as of September 30, 2012 with $106,000 currently due.

The Company has executed Security Agreements with Wells Fargo, PIDA and PIDC in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See Note 12 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $15,000.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2012, $1,349,000 is outstanding under the mortgage loan, of which $119,000 is classified as currently due with a rate of 4.5%.  The mortgage is collateralized by the land and building.

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

The Company has had difficulty marketing its Oxycodone HCl Solution product starting in the third quarter of Fiscal 2011 due to the current limitations by the DEA to grant additional manufacturing quota to Cody Labs for its production.  This product contributed approximately $3,800,000 in revenue in Fiscal 2012 and $4,600,000 in Fiscal 2011.  The loss of this product would have a significant impact to the gross profit margins and profitability of Lannett expected in the future.

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

The products under development are at various stages in the development cycle—formulation, scale-up, and/or clinical testing.  Depending on the complexity of the active ingredient’s chemical characteristics, the cost of the raw material, the FDA-mandated requirement of bioequivalence studies, the cost of such studies and other developmental factors, the cost to develop a new generic product varies and on average can range from $100,000 to $1,700,000.  Some of Lannett’s developmental products will require bioequivalence studies, while others will not—depending on the FDA’s Orange Book classification.  Since the Company has no control over the FDA review process, management is unable to anticipate whether or when it will be able to begin producing and shipping additional products.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lannett Company, Inc. (the “Company”) has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at September 30, 2012 and June 30, 2012 was 2.21% and 2.22%.  Availability under the line of credit is reduced by outstanding letters of credit.  As of September 30, 2012 and June 30, 2012, the Company had $3,000,000 and $2,995,000 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of September 30, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company has negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the 1-Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at September 30, 2012 and June 30, 2012 was 3.16% and 3.20%, respectively.  At September 30, 2012, the Company has $2,767,000 outstanding on the loan, of which $204,000 is classified as currently due.

A mortgage loan with First National Bank of Cody related to the purchase of land and building by Cody LCI Realty, LLC, a variable interest entity, has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $15,000.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2012, $1,349,000 is outstanding under the mortgage loan with a rate of 4.5%.  The mortgage is collateralized by the land and building.

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

Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Lannett’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

Regulatory Proceedings

Lannett Company, Inc. is engaged in an industry which is subject to considerable government regulation relating to the development, manufacturing and marketing of pharmaceutical products.  Accordingly, incidental to its business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the FDA and the Drug Enforcement Agency.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 includes a detailed description of its risk factors.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: November 9, 2012	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: November 9, 2012	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: November 9, 2012	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.