Form 10-Q
period 2012-12-31
LANNETT CO INC
filed 2013-02-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2013
Common stock, par value $0.001 per share	28,389,531

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In thousands, except share and per share data)	December 31, 2012	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$31,455	$22,562
Investment securities	6,638	6,667
Trade accounts receivable (net of allowance of $111 and $124, respectively)	41,370	42,212
Inventories, net	30,688	27,064
Prepaid income taxes	249	2,120
Deferred tax assets	4,955	4,833
Other current assets	1,309	1,023
Total Current Assets	116,664	106,481

Property, plant and equipment, net	38,876	37,068
Intangible assets, net	3,488	4,429
Deferred tax assets	8,540	9,069
Other assets	810	1,171
TOTAL ASSETS	$168,378	$158,218

LIABILITIES
Current Liabilities
Accounts payable	$18,625	$17,989
Accrued expenses	1,982	1,518
Accrued payroll and payroll related	3,810	3,198
Current portion of long-term debt	654	648
Rebates, chargebacks and returns payable	18,961	17,039
Total Current Liabilities	44,032	40,392

Long-term debt, less current portion	6,255	6,513
TOTAL LIABILITIES	50,287	46,905
Commitment and Contingencies, See notes 13 and 14

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued 28,822,773 and 28,594,437 shares, respectively; outstanding, 28,386,894 and 28,252,192 shares, respectively	29	29
Additional paid-in capital	100,913	99,515
Retained earnings	19,043	13,236
Accumulated other comprehensive loss	(26)	(63)
Treasury stock at cost — 435,879 and 342,245 shares, respectively	(2,034)	(1,594)
Total Shareholders’ Equity Attributable to Lannett Company, Inc.	117,925	111,123
Noncontrolling Interest	166	190
TOTAL SHAREHOLDERS’ EQUITY	118,091	111,313
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$168,378	$158,218

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands, except share and per share data)	2012	2011	2012	2011

Net sales	$36,564	$27,734	$71,858	$56,612
Cost of sales	22,620	19,771	43,784	39,513
Amortization of intangible assets	470	470	941	938
Product royalties	53	66	86	118

Gross profit	13,421	7,427	27,047	16,043

Research and development expenses	3,572	2,513	7,336	4,939
Selling, general, and administrative expenses	5,155	4,419	11,326	9,164

Operating income	4,694	495	8,385	1,940

Other income (expense):
Foreign currency gain (loss)	—	(8)	3	(3)
Gain (loss) on sale of assets	(112)	(3)	(42)	4
Realized gain (loss) on investments	132	27	96	(146)
Unrealized gain (loss) on investments	(61)	675	209	(151)
Litigation settlement	—	—	1,250	—
Interest and dividend income	27	36	62	89
Interest expense	(72)	(73)	(135)	(150)
	(86)	654	1,443	(357)

Income before income tax expense	4,608	1,149	9,828	1,583
Income tax expense	1,749	519	4,026	731
Net income	2,859	630	5,802	852

Less net income (loss) attributable to noncontrolling interest	22	(21)	5	(37)

Net income attributable to Lannett Company, Inc.	$2,881	$609	$5,807	$815

Basic earnings per common share - Lannett Company, Inc.	$0.10	$0.02	$0.21	$0.03
Diluted earnings per common share - Lannett Company, Inc.	$0.10	$0.02	$0.20	$0.03

Basic weighted average number of shares	28,347,464	28,526,658	28,312,989	28,479,195
Diluted weighted average number of shares	28,450,597	28,773,477	28,424,027	28,733,435

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011

Net Income	$2,859	$630	$5,802	$852

Foreign currency translation adjustments	(4)	(32)	37	(35)
Unrealized holding loss on securities	—	(1)	—	(2)
Tax effect	—	—	—	1

Total Other Comprehensive Income (Loss), net of tax	(4)	(33)	37	(36)

Comprehensive Income	2,855	597	5,839	816

Less: Total Comprehensive Income (loss) attributable to noncontrolling interest	22	(21)	5	(37)

Comprehensive Income attributable to Lannett Company Inc.	$2,877	$576	$5,844	$779

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

 (UNAUDITED)

	Shareholders’ Equity Attributable to Lannett Company, Inc.
	Common Stock		Additional		Accumulated Other		Shareholders’ Equity		Total
(In thousands)	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Shareholders’ Equity

Balance, July 1, 2012	28,594	$29	$99,515	$13,236	$(63)	$(1,594)	$111,123	$190	$111,313

Shares issued in connection with share-based compensation plans	229	—	458	—	—	—	458	—	458
Share-based compensation	—	—	940	—	—	—	940	—	940
Purchase of treasury stock	—	—	—	—	—	(440)	(440)	—	(440)
Other comprehensive income, net of income tax	—	—	—	—	37	—	37	—	37
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(19)	(19)
Net income (loss)	—	—	—	5,807	—	—	5,807	(5)	5,802

Balance, December 31, 2012	28,823	$29	$100,913	$19,043	$(26)	$(2,034)	$117,925	$166	$118,091

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended December 31,
(In thousands)	2012	2011

OPERATING ACTIVITIES:
Net income	$5,802	$852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,091	2,802
Deferred tax expense	407	691
Share-based compensation expense	940	1,162
Gain on sale of assets	42	(4)
Realized (gain) loss on investments	(96)	146
Unrealized (gain) loss on investments	(209)	151
Gain on litigation settlement	(1,250)	—
Proceeds from litigation settlement	1,250	—
Other noncash expenses	7	6
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	842	(3,258)
Inventories	(3,624)	3,034
Prepaid income taxes	1,871	44
Prepaid expenses and other assets	299	(908)
Accounts payable	636	(4,723)
Accrued expenses	464	(313)
Rebates, chargebacks and returns payable	1,922	3,321
Accrued payroll and payroll related	612	739
Net cash provided by operating activities	13,006	3,742

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,303)	(2,263)
Proceeds from sale of property, plant and equipment	73	7
Proceeds from sale of investment securities	8,888	25,821
Purchase of investment securities	(8,555)	(11,952)
Net cash provided by (used in) investing activities	(3,897)	11,613

FINANCING ACTIVITIES:
Repayments of debt	(252)	(276)
Proceeds from issuance of stock	458	135
Purchase of treasury stock	(440)	(480)
Tax shortfall on stock options exercised	—	(7)
Distribution to noncontrolling interests	(19)	(19)
Net cash used in financing activities	(253)	(647)

Effect of foreign currency rates on cash and cash equivalents	37	(35)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,893	14,673

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,562	5,277

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,455	$19,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$135	$149
Income taxes paid	$1,748	$4

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Note 2.  Summary of Significant Accounting Policies

Lannett Company, Inc., a Delaware corporation, and subsidiaries (the “Company” or “Lannett”), develop, manufacture, package, market, and distribute finished dosage forms of drugs as well as manufacture active pharmaceutical ingredients.  The Company manufactures solid oral dosage forms, including tablets and capsules, topical and oral solutions, and is pursuing partnerships and contracts for the development and production of other dosage forms, including ophthalmic, nasal and injectable products.

The Company is engaged in an industry which is subject to considerable government regulation related to the development, manufacture, and marketing of pharmaceutical products.  In the normal course of business, the Company periodically responds to inquiries or engages in administrative and judicial proceedings involving regulatory authorities, particularly the Food and Drug Administration (FDA) and the Drug Enforcement Agency (DEA).

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

Chargebacks - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  Lannett enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices.  Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler.  This credit is called a chargeback.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson increase (decrease), the reserve for chargebacks will also generally increase (decrease).  However, the size of the increase (decrease) depends on the product mix and the amount of those sales that end up at indirect customers with which the Company has specific chargeback agreements.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks on actual sales may differ from actual chargeback reserves.

Rebates - Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  As a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were each approved by the FDA as a 505(b)(2) NDA, they are considered “branded” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease).  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

Returns - Consistent with industry practice, the Company has a product returns policy that allows customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms.  While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns.  The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves.  Generally, the reserve for returns increases (decreases) as net sales increase (decrease).  The reserve for returns is included in the rebates, chargebacks and returns payable account on the balance sheet.

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

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2012 and 2011:

For the six months ended December 31, 2012

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2012	$7,063	$4,436	$5,540	$—	$17,039

Actual credits issued related to sales recorded in prior fiscal years	(6,584)	(4,000)	(1,644)	(61)	(12,289)

Reserves or (reversals) charged during Fiscal 2013 related to sales in prior fiscal years	(461)	131	—	61	(269)

Reserves charged to net sales during Fiscal 2013 related to sales recorded in Fiscal 2013	37,235	11,951	2,456	1,250	52,892

Actual credits issued related to sales recorded in Fiscal 2013	(29,176)	(7,986)	—	(1,250)	(38,412)

Reserve Balance as of December 31, 2012	$8,077	$4,532	$6,352	$—	$18,961

For the six months ended December 31, 2011

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2011	$5,497	$2,925	$5,142	$—	$13,564

Actual credits issued related to sales recorded in prior fiscal years	(5,213)	(2,985)	(2,469)	(133)	(10,800)

Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(62)	255	—	133	326

Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	34,292	10,211	2,444	356	47,303

Actual credits issued related to sales recorded in Fiscal 2012	(27,488)	(5,663)	—	(356)	(33,507)

Reserve Balance as of December 31, 2011	$7,026	$4,743	$5,117	$—	$16,886

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Reserve Activity December 31, 2012 vs. June 30, 2012

The following tables compare the reserve balances at December 31, 2012 and June 30, 2012:

	December 31, 2012		June 30, 2012
(In thousands)	$	%	$	%
Chargeback reserve	$8,077	43%	$7,063	41%
Rebate reserve	4,532	24%	4,436	26%
Return reserve	6,352	33%	5,540	33%
Other reserve	—	—%	—	—%
	$18,961	100%	$17,039	100%

The total reserve for chargebacks, rebates, returns and other adjustments increased from $17,039 at June 30, 2012 to $18,961 at December 31, 2012.  The increase in chargeback reserves is due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during the six months of Fiscal 2013 as compared to Fiscal 2012.  The activity in the “Other” category for the period ended December 31, 2012 includes shelf-stock, shipping and other sales adjustments.

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

Cash and cash equivalents - The Company considers all highly liquid securities purchased with original maturities of 90 days or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates market value, and consist of certificates of deposit that are readily converted to cash.  The Company maintains cash and cash equivalents with several major financial institutions.

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

Property, Plant and Equipment - Property, plant and equipment are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended December 31, 2012 and 2011 was $1,072 and $913, respectively.  Depreciation expense for the six months ended December 31, 2012 and 2011 was $2,150 and $1,864, respectively.

Investment Securities — The Company’s investment securities consist of equity securities.  The Company’s equity securities are classified as trading.  Investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded on the consolidated statements of operations.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established.  There were no securities determined by management to be other-than-temporarily impaired during the six months ended December 31, 2012 or the fiscal year ended June 30, 2012.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development costs are charged to expense as incurred.

Intangible Assets — Indefinite-lived and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Definite-lived intangible assets are amortized over the estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Advertising Costs - The Company charges advertising costs to operations as incurred.  Advertising expense for the six months ended December 31, 2012 and 2011 was $10 and $18, respectively.

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

Segment Information — The Company operates one business segment - generic pharmaceuticals; accordingly the Company aggregates its financial information for all products and reports one reporting segment.  The following table identifies the Company’s approximate net product sales by medical indication for the three and six months ended December 31, 2012 and 2011:

(In thousands)	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2012	2011	2012	2011

Migraine Headache	$1,447	$1,547	$2,696	$3,159
Glaucoma	1,608	1,068	2,981	2,100
Gallstone Prevention	1,708	1,567	3,286	2,867
Cardiovascular	7,269	2,952	14,369	5,462
Thyroid Deficiency	14,474	11,211	28,111	24,246
Antibiotic	1,082	1,457	2,771	3,136
Pain Management	4,240	5,257	9,772	10,566
Obesity	1,104	1,044	2,414	1,591
Other	3,632	1,631	5,458	3,485

Total	$36,564	$27,734	$71,858	$56,612

Concentration of Market and Credit Risk — The following table identifies certain of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, which accounted for greater than 10% of net sales in either of the three and six month periods ended December 31, 2012 and 2011, respectively.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011

Product 1	40%	40%	39%	43%
Product 2	12%	1%	11%	1%
Product 3	10%	8%	9%	10%

The following table identifies certain of the Company’s customers which accounted for greater than 10% of net sales in either of the three and six month periods ended December 31, 2012 and 2011, respectively.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011

Customer A	16%	17%	17%	19%
Customer B	13%	11%	12%	11%
Customer C	10%	19%	10%	15%

At December 31, 2012 and June 30, 2012, four customers accounted for 66% of the Company’s accounts receivable balances, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition.  Generally, collateral is not required from customers.  Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts.  Accounts remaining outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they are determined to have become uncollectible.

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

Note 4.  Inventories

Inventories at December 31, 2012 and June 30, 2012 consist of the following:

(In thousands)	December 31, 2012	June 30, 2012
Raw Materials	$13,634	$11,351
Work-in-process	5,129	4,805
Finished Goods	9,538	9,130
Packaging Supplies	2,387	1,778
	$30,688	$27,064

The preceding amounts are net of excess and obsolete inventory reserves of $1,021 and $1,472 at December 31, 2012 and June 30, 2012, respectively.

Recently, the FDA increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, the 1938 Act or the 1962 amendments to the Act.”  Efforts have included issuing notices to discontinue marketing certain products to companies currently producing these products.  Lannett currently manufactures and markets two products that are considered GRASE or Grandfathered products, including C-Topical Solution and Oxycodone

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

HCl Oral Solution through October 2012.  The FDA is currently undertaking activities to force all companies who manufacture such products to file applications and seek approval for these types of products or remove them from the market.  The Company had approximately $320 and $1,703 of net inventory value of other Grandfathered products at December 31, 2012 and June 30, 2012, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and June 30, 2012 consist of the following:

(In thousands)	Useful Lives	December 31, 2012	June 30, 2012
Land	—	$1,279	$1,350
Building and improvements	10 - 39 years	28,768	28,420
Machinery and equipment	5 - 10 years	33,023	32,322
Furniture and fixtures	5 - 7 years	1,285	1,247
Construction in progress	—	4,924	2,159

		69,279	65,498
Less accumulated depreciation		(30,403)	(28,430)
Property, plant and equipment, net		$38,876	$37,068

At December 31, 2012 and June 30, 2012, Property, plant and equipment, net included amounts held in foreign countries in the amount of $1,143 and $1,239, respectively.

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

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.  The Company’s Level 2 assets and liabilities primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate bonds, U.S. government and agency securities and certain mortgage-backed and asset-backed securities whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The Company did not have any Level 2 assets or liabilities as of December 31, 2012 or June 30, 2012.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.  The Company did not have any Level 3 assets or liabilities as of December 31, 2012 or June 30, 2012.

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

Note 7.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of December 31, 2012 and June 30, 2012:

December 31, 2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading
Equity securities	$6,636	$191	$(189)	$6,638

June 30, 2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading
Equity securities	$6,874	$157	$(364)	$6,667

The Company uses the specific identification method to determine the cost of securities sold.  For the three months ended December 31, 2012 the Company had gains on investments of $71, of which $132 were realized gains and $61 were unrealized losses.  For the three months ended December 31, 2011, the Company had gains on investments of $702, of which $27 were realized gains and $675 were unrealized gains.  For the six months ended December 31, 2012 the Company had gains on investments of $305, of which $96 were realized gains and $209 were unrealized gains.  For the six months ended December 31, 2011, the Company had losses on investments of $297, of which $146 were realized losses and $151 were unrealized losses.

As of December 31, 2012 and June 30, 2012, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of December 31, 2012, securities with an aggregate fair value of $2,982 were in an unrealized loss position totaling $189.  As of June 30, 2012, securities with an aggregate fair value of $3,466 were in an unrealized loss position totaling $364.  No securities were in a continuous unrealized loss position for more than 12 months as of December 31, 2012 and June 30, 2012.

Note 8.  Other Assets

As of July 24, 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution (“MS”).  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010.  Lannett met with the FDA in January 2011 to review the status of the application.  At that time, the FDA stated that it will need to finalize its Establishment Inspection Report for the February 2011 inspection of Lannett’s facilities before it could give final approval on the MS NDA.  The Company received FDA approval in June 2011.  The filing fee related to this application totaled $1,406 and was initially recorded within other current assets on the consolidated balance sheets because the fee was thought to be refundable.

In March 2011 and September 2012, the Company had further communications with the FDA regarding the refundable portion of the filing fee.  During December 2012, $584 of the filing fee was returned to the Company.  Of the original $1,406 filing fee, the Company has reclassified $398 to intangible assets and received $584 as a refund from the FDA.  Based on communications with the FDA, the Company continues to believe that the remaining $424 of the filing fee is refundable, and therefore is recorded in other assets on the consolidated balance sheet.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

The Company’s position has been that the value related to the nonrefundable portion of the filing fee is the cost of getting regulatory approval for its MS product and that this value should be properly recorded as an intangible asset upon approval and shipment of the product.  The intangible asset would then be amortized over the product’s estimated useful life.  As a result of the FDA approval of the MS NDA, an estimate of the nonrefundable amount totaling $398, determined based upon input from a third party analysis, was reclassified to intangible assets upon shipment of the product which commenced in August 2011.  Amortization will be adjusted prospectively, if needed, once the nonrefundable portion of the fee is finalized with the FDA.

Note 9.  Intangible Assets

Intangible assets, net as of December 31, 2012 and June 30, 2012, consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012

JSP Marketing and Dist. Rights	$16,062	$16,062	$(13,831)	$(12,939)	$2,231	$3,123
Cody Labs Import License	582	582	(173)	(154)	409	428
Morphine Sulfate Oral Solution NDA	398	398	(38)	(24)	360	374
Other ANDA Product Rights(A)	600	600	(112)	(96)	488	504
	$17,642	$17,642	$(14,154)	$(13,213)	$3,488	$4,429

(A)  The amounts above include the product line covered by the ANDA’s purchased in August 2009 for $149.  These ANDA’s are not being amortized at this time and will continue to be un-amortized intangible assets until such time as the Company begins shipping these products.

The following table summarizes intangible assets, net activity

(In thousands)	Intangible assets, net
Balances at July 1, 2012	$4,429
Additions	—
Amortization	(941)
Impairments	—
Balances at December 31, 2012	$3,488

There were no impairments related to intangible assets during the three and six months ended December 31, 2012 or the fiscal year ended June 30, 2012.

For the three months ended December 31, 2012 and 2011, the Company incurred amortization expense of approximately $470.  For the six months ended December 31, 2012 and 2011, the Company incurred amortization expense of approximately $941 and $938, respectively.

Future annual amortization expense consists of the following as of December 31, 2012:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2013	$941
2014	1,435
2015	97
2016	97
2017	97
Thereafter	672
$3,339

The amounts above do not include the product line covered by the ANDA’s purchased in August 2009 for $149, as amortization will begin when the Company starts shipping these products.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 10.  Bank Line of Credit

The Company has a $3,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at December 31, 2012 and June 30, 2012 was 2.21% and 2.22%.  Availability under the line of credit is reduced by outstanding letters of credit.  As of December 31, 2012 and June 30, 2012, the Company had $3,000 and $2,995 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of December 31, 2012, the Company was in compliance with the financial covenants under the agreement.

Note 11.  Long-Term Debt

Long-term debt consists of the following:

	December 31,	June 30,
(In thousands)	2012	2012
Pennsylvania Industrial Development Authority loan	$737	$777
Tax-exempt bond loan (PAID)	290	290
Wells Fargo N.A. Townsend Road mortgage	2,716	2,818
PIDA Townsend Road mortgage	1,847	1,899
First National Bank of Cody mortgage	1,319	1,377

Total debt	6,909	7,161
Less current portion	654	648

Long term debt	$6,255	$6,513

Current Portion of Long Term Debt

	December 31,	June 30,
	2012	2012
Pennsylvania Industrial Development Authority loan	$83	$81
Tax-exempt bond loan (PAID)	140	140
Wells Fargo N.A. Townsend Road mortgage	204	204
PIDA Townsend Road mortgage	107	105
First National Bank of Cody mortgage	120	118

Total current portion of long term debt	$654	$648

The Company financed $1,250 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3,700 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of approximately $170.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2012 and June 30, 2012 was 0.35% and 0.38%, respectively.

During the third and fourth quarters of Fiscal 2011, the Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3,056, bears a floating interest rate of the 1 Month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at December 31, 2012 and June 30, 2012 was 3.16% and 3.20%, respectively.  The PIDA portion of the loan is for $2,000, bears an interest rate of

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  As of December 31, 2012 and June 30, 2012, the Company was in compliance with the new financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a variable interest entity (“VIE”) called Cody LCI Realty, LLC.  See Note 12, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2012 and June 30, 2012, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions

2013	$654
2014	676
2015	538
2016	551
2017	564
Thereafter	3,926

$6,909

Note 12.  Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary.  The liabilities recognized as a result of consolidating a VIE do not represent additional claims on the Company’s general assets rather, they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in each of the December 31, 2012 and June 30, 2012 balance sheets are consolidated VIE assets of approximately $1,651 and $1,757, respectively, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1,319 and $1,377 at December 31, 2012 and June 30, 2012, respectively.

Cody LCI Realty, LLC (“Realty”) is the only VIE that is consolidated.  Realty had been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 owned limited liability company between Lannett and an officer of Cody Labs (“Cody”).  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody had been the primary beneficiary of the VIE.  Risk associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $20 per month.  All intercompany rent expense is eliminated upon consolidation with Cody.  The Company is not involved in any other VIE.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 13.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company sought damages in excess of $3,500.  Olive denied liability and filed a counterclaim in February 2010 for breach of contract.  Olive also filed a lawsuit against the Company in Daman, India seeking to enjoin the United States arbitration and claiming damages of approximately $6,800 for compensatory damages and an additional approximately $6,800 for loss of business.  The Company engaged Indian counsel and actively defended that suit.  The parties reached a settlement agreement which was signed and executed on August 13, 2012.  The agreement is favorable to Lannett and includes the dismissal with prejudice of all legal proceedings between the Company and Olive in the U.S. and India.  As of December 31, 2012, the Company had recorded all amounts related to the agreement.

Note 14.  Commitments

Leases

Lannett’s subsidiary, Cody leases a 73 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities.  Cody leases the facility from Cody LCI Realty, LLC, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 12.

Rental and lease expense for the three months ended December 31, 2012 and 2011 was approximately $28 and $22, respectively.  Rental and lease expense for the six months ended December 31, 2012 and 2011 was approximately $51 and $49, respectively.

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Martin P. Galvan, Vice President of Finance, Chief Financial Officer and Treasurer, Kevin R. Smith, Vice President of Sales and Marketing, William F. Schreck, Chief Operating Officer, Ernest J. Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer and Robert Ehlinger, Vice President of Logistics and Chief Information Officer.  Each of the agreements provide for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the review and approval of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards, which are granted at the discretion of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors and in accordance with the Company’s policies regarding stock option and restricted stock grants.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay severance compensation to these executives.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 15.  Accumulated Comprehensive Loss

The Company’s Accumulated Comprehensive Loss is comprised of the following components as of December 31, 2012 and 2011:

(In thousands)	December 31, 2012	December 31, 2011
Foreign Currency Translation
Beginning Balance, July 1	$(63)	$22
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	37	(35)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other Comprehensive income (loss), net of tax	37	(35)
Ending Balance, December 31	(26)	(13)

Unrealized Holding Gain (Loss)
Beginning Balance, July 1	$—	$2
Net unrealized holding gain (loss) (net of tax of $0 and $1)	—	(1)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	—	(1)
Ending Balance, December 31	—	1
Total Accumulated Other Comprehensive Loss	$(26)	$(12)

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

	For The Three Months Ended December 31,
(In thousands, except share and per share data)	2012	2011

Net Income attributable to Lannett common shareholders	$2,881	$609

Weighted average common shares outstanding (basic)	28,347,464	28,526,658
Effect of potentially dilutive options and restricted stock awards	103,133	246,819
Weighted average common shares outstanding (diluted)	28,450,597	28,773,477

Basic earnings per common share	$0.10	$0.02
Diluted earnings per common share	$0.10	$0.02

	For The Six Months Ended December 31,
(In thousands, except share and per share data)	2012	2011

Net Income attributable to Lannett common shareholders	$5,807	$815

Weighted average common shares outstanding (basic)	28,312,989	28,479,195
Effect of potentially dilutive options and restricted stock awards	111,038	254,240
Weighted average common shares outstanding (diluted)	28,424,027	28,733,435

Basic earnings per common share	$0.21	$0.03
Diluted earnings per common share	$0.20	$0.03

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2012 and 2011 were 2,331 and 1,877, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2012 and 2011 were 2,323 and 1,560, respectively.

Note 17.  Share-based Compensation

At December 31, 2012, the Company had four share-based employee compensation plans (the “Old Plan”, the “2003 Plan”, the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At December 31, 2012, there were 2,905 options outstanding.  Of those, 1,570 were options issued under the 2006 LTIP, 852 were issued under the 2003 Plan, and 483 under the 2011 Plan.  There are no further shares authorized to be issued under the Old Plan.  Under the 2003 Plan, 1,125 shares were authorized to be issued, with 61 shares under options having already been exercised under that plan since its inception, leaving a balance of 212 shares in that plan for future issuances.  The 2003 Plan expires on February 13, 2013 and will continue to exist only to administer existing outstanding options.  Under the 2006 LTIP, 2,500 shares were authorized to be issued, with 218 shares under options having already been exercised and 708 shares of restricted stock having already vested under the plan since its inception.  At December 31, 2012, a balance of 4 shares is available in the 2006 LTIP for future issuances.

Under the 2011 LTIP, 1,500 shares were authorized to be issued.  As of December 31, 2012, 3 shares of restricted stock have vested under the plan, leaving a balance of 1,014 shares available in the 2011 LTIP for future issuances.

The following tables presents all share-based compensation costs recognized in our statements of income, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2012	2011	2012	2011
Stock based compensation
Stock options	$226	$339	$542	$727
Employee stock purchase plan	15	9	42	19
Restricted stock	41	143	356	416
Tax benefit at statutory rate	34	31	57	68

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Incentive Stock Options FY 2013	Non- qualified Stock Options FY 2013	Incentive Stock Options FY 2012	Non- qualified Stock Options FY 2012
Risk-free interest rate	—%	1.0%	1.1%	1.0%
Expected volatility	—%	61.5%	63.6%	63.9%
Expected dividend yield	—%	—%	—%	—%
Forfeiture rate	—%	7.50%	7.50%	7.50%
Expected term (in years)	—	6.1 years	5.2 years	5.1 years
Weighted average fair value	$—	$2.36	$2.02	$1.98

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

Options outstanding that have vested and are expected to vest as of December 31, 2012 are as follows:

(In thousands, except weighted average price and life data)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)
Options vested	1,812	$7.19	$824	5.12
Options expected to vest	977	$3.95	$994	9.20
Total vested and expected to vest	2,789	$6.06	$1,818	6.55

Options with a fair value of approximately $1,192 and $1,596 vested during the six months ended December 31, 2012 and 2011, respectively.

A summary of stock option award activity under the Plans as of December 31, 2012 and 2011 and changes during the six months then ended, is presented below:

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2012	1,871	$5.26	$		877	$8.89
Granted	—	$—			536	$4.16
Exercised	(73)	$3.93	$64		—	$—	$—
Forfeited, expired or repurchased	(161)	$6.80			(145)	$7.82
Outstanding at December 31, 2012	1,637	$5.17	$1,206	6.7	1,268	$7.01	$726	6.7

Outstanding at December 31, 2012 and not yet vested	541	$3.77	$656	8.6	552	$4.14	$452	9.8
Exercisable at December 31, 2012	1,096	$5.86	$550	5.7	716	$9.23	$274	4.3

	Incentive Stock Options				Nonqualified Stock Options
				Weighted				Weighted
		Weighted-		Average		Weighted-		Average
		Average	Aggregate	Remaining		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2011	1,196	$6.19			749	$9.77
Granted	702	$3.52			119	$3.65
Exercised	(5)	$2,79	$—		—	$—	$—
Forfeited, expired or repurchased	(35)	$5.48			—	$—
Outstanding at December 31, 2011	1,858	$5.20	$909	7.4	868	$8.93	$170	4.7

Outstanding at December 31, 2011 and not yet vested	882	$4.18	$679	9.3	145	$4.25	$96	9.3
Exercisable at December 31, 2011	976	$6.13	$230	5.6	723	$9.87	$74	3.8

The Company issues new shares when stock options are exercised.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Restricted Stock

The Company measures restricted stock compensation costs based on the share price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 7.5% for six months ended December 31, 2012 and 2011.

A summary of nonvested restricted stock awards as of December 31, 2012 and 2011 and changes during the six months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value

Nonvested at July 1, 2012	74	$515
Granted	38	190
Vested	(111)	(693)
Forfeited	(1)	(12)
Nonvested at December 31, 2012	—	$—

Nonvested at July 1, 2011	155	$1,076
Granted	35	127
Vested	(113)	(665)
Forfeited	(3)	(23)
Nonvested at December 31, 2011	74	$515

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  As of December 31, 2012, there was approximately $1,798 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125 shares of the Company’s common stock for issuance under the ESPP.  During the three months ended December 31, 2012 and 2011, 14 shares and 16 shares were issued under the ESPP, respectively.  During the six months ended December 31, 2012 and 2011, 46 shares and 29 shares were issued under the ESPP, respectively.  As of December 31, 2012, 385 total cumulative shares have been issued under the ESPP.

Note 18.  Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2012 and 2011 were $133 and $74, respectively.  Contributions to the Plan during the six months ended December 31, 2012 and 2011 were $297 and $158, respectively.

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 19.  Income Taxes

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

The provision for federal, state and local income taxes for the three months ended December 31, 2012 and 2011 was tax expense of $1,749 and $519, respectively, with effective tax rates of 38% and 45%, respectively.  The provision for federal, state and local income taxes for the six months ended December 31, 2012 and 2011 was tax expense of $4,026 and $731, respectively, with effective tax rates of 41% and 46%, respectively.  The effective tax rate for the three and six months ended December 31, 2012 was lower compared to the three and six months ended December 31, 2011 due primarily to foreign losses relative to expected pre-tax income for Fiscal 2013.  A decrease in nondeductible incentive stock option compensation expenses relative to the expected pre-tax income for Fiscal 2013 also contributed to the decrease in the effective rate compared to Fiscal 2012.  The overall decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $217, and therefore increased the effective tax rate by 2% for the six months ended December 31, 2012.  The Company expects its overall effective tax rate will be approximately 38% to 40% for the full year ended June 30, 2013.

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

As of December 31, 2012 and June 30, 2012, the Company reported total unrecognized tax benefits of $280.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2012 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2012 and June 30, 2012.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2009 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of approximately $369 and $307 during the three months ended December 31, 2012 and 2011, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the six months ended December 31, 2012 and 2011 were approximately $691 and $488, respectively.  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of approximately $295 and $234 at December 31, 2012 and June 30, 2012, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

In January 2005, Lannett Holdings, Inc. entered into an agreement in which the Company purchased for $100 and future royalty payments the proprietary rights to manufacture and distribute a product for which Pharmeral, Inc. (“Pharmeral”) owned the ANDA.  In Fiscal 2008, the Company obtained FDA approval to use the proprietary rights.  Arthur P. Bedrosian (the “related party”), President and Chief Executive Officer of the Company, Inc. currently owns 100% of Pharmeral.  This transaction was approved by the Board of Directors of the Company and in their opinion the terms were not more favorable to the related party than they would have been to a non-related party.  In May 2008, Mr. Bedrosian and Pharmeral waived their rights to any royalty payments on the sales of the drug by Lannett under Lannett’s current ownership structure.  Should Lannett undergo a change in control where a third party is involved, this royalty would be reinstated.  The registered trademark OB-Natal® was transferred to Lannett for one dollar from Mr. Bedrosian.

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $24 in fees and $19 in reimbursable expenses during the three months ended December 31, 2012 and $26 in fees and $11 in reimbursable expenses during the three months ended

LANNETT COMPANY, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

December 31, 2011.  The Company paid this consultant $54 in fees and $19 in reimbursable expenses during the six months ended December 31, 2012 and $52 in fees and $11 in reimbursable expenses during the six months ended December 31, 2011.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized throughout fiscal year 2013.  In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 54% and 53% of the Company’s inventory purchases during the three months ended December 31, 2012 and 2011.  Purchases of finished goods inventory from JSP accounted for approximately 56% of the Company’s inventory purchases during the six months ended December 31, 2012 and 2011.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4,000 shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation.  Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the NYSE MKT, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of December 31, 2012, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, is very dependent on an uninterrupted supply of product from JSP.  Should there be an interruption in the supply of product from JSP for any reason, this event would have a material impact to the financial condition of Lannett.

Note 22.  Cody Expansion Project

On December 20, 2012, the Company, through its subsidiaries Realty and Cody, entered into an agreement (“the Agreement”) with the City of Cody, Wyoming (“City of Cody”) and Forward Cody Wyoming, Inc. (“Forward Cody”), an unrelated non-profit corporation, which involves the construction of a building of approximately 24 square feet (the “Project”).  As part of the Agreement, Cody is obligated to make an additional capital investment in its existing facilities in the amount of $5,170 and create an additional 45 full time positions within three years starting June 30, 2011; Realty is required to contribute approximately 1.66 acres of land to Forward Cody and enter into a 25 year lease agreement with Forward Cody for the Project.  As of December 31, 2012, Cody has fulfilled its $5,170 capital expenditure obligation and added 22 full-time positions; Realty has entered into the lease and contributed 1.66 acres of land pursuant to the Agreement.  Realty will make annual rent payments totaling $108 beginning on the date a Certificate of Occupancy permit is issued by the City of Cody and the Project is legally available for occupancy.  Cody will sublease the property from Realty.  Upon the fifth anniversary of occupancy, Realty has the option to purchase the Project from Forward Cody.  The purchase option continues until Realty purchases the Project.  Nothing in the Agreement should be deemed to create any relationship between Forward Cody and Realty other than the relationship of landlord and tenant.

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

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  Lannett enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices.  Lannett will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price if the price sold to the indirect customer is lower than the direct price to the wholesaler.  This credit is called a chargeback.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson increase (decrease), the reserve for chargebacks will also generally increase (decrease).  However, the size of the increase (decrease) depends on the product mix and the amount of those sales that end up at indirect customers with which the Company has specific chargeback agreements.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks on actual sales may differ from actual chargeback reserves.

Rebates — Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  As a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were approved by the FDA as a 505(b)(2) NDA, they are considered “branded” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease).  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

Returns — Consistent with industry practice, the Company has a product returns policy that allows customers to return product within a specified period prior to and subsequent to the product’s lot expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, changes to business practices, and credit terms.  While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns.  The Company continually monitors the provisions for returns and makes adjustments when management believes that actual product returns may differ from established reserves.  Generally, the reserve for returns increases (decreases) as net sales increase (decrease).  The reserve for returns is included in the rebates, chargebacks and returns payable account on the balance sheet.

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

The following tables identify the reserves for each major category of revenue allowance and a summary of the activity for the six months ended December 31, 2012 and 2011.  Unless we have specific information to indicate otherwise, actual credits issued in a given year are assumed to be related to sales recorded in prior years based on the Company’s returns policy.

For the six months ended December 31, 2012

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2012	$7,063	$4,436	$5,540	$—	$17,039

Actual credits issued related to sales recorded in prior fiscal years	(6,584)	(4,000)	(1,644)	(61)	(12,289)

Reserves or (reversals) charged during Fiscal 2013 related to sales in prior fiscal years	(461)	131	—	61	(269)

Reserves charged to net sales during Fiscal 2013 related to sales recorded in Fiscal 2013	37,235	11,951	2,456	1,250	52,892

Actual credits issued related to sales recorded in Fiscal 2013	(29,176)	(7,986)	—	(1,250)	(38,412)

Reserve Balance as of December 31, 2012	$8,077	$4,532	$6,352	$—	$18,961

For the six months ended December 31, 2011

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2011	$5,497	$2,925	$5,142	$—	$13,564

Actual credits issued related to sales recorded in prior fiscal years	(5,213)	(2,985)	(2,469)	(133)	(10,800)

Reserves or (reversals) charged during Fiscal 2012 related to sales in prior fiscal years	(62)	255	—	133	326

Reserves charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	34,292	10,211	2,444	356	47,303

Actual credits issued related to sales recorded in Fiscal 2012	(27,488)	(5,663)	—	(356)	(33,507)

Reserve Balance as of December 31, 2011	$7,026	$4,743	$5,117	$—	$16,886

Reserve Activity December 31, 2012 vs. June 30, 2012

The following tables compare the reserve balances at December 31, 2012 and June 30, 2012:

	December 31,		June 30,
(In thousands)	2012	%	2012	%
Chargeback reserve	$8,077	43%	$7,063	41%
Rebate reserve	4,532	24%	4,436	26%
Return reserve	6,352	33%	5,540	33%
Other reserve	—	—%	—	—%
	$18,961	100%	$17,039	100%

The total reserve for chargebacks, rebates, returns and other adjustments increased from $17,039 at June 30, 2012 to $18,961 at December 31, 2012.  The increase in chargeback reserves is due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during the six months of Fiscal 2013 as compared to Fiscal 2012.  The activity in the “Other” category for the period ended December 31, 2012 includes shelf-stock, shipping and other sales adjustments.

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

Intangible Assets - Indefinite-lived and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Indefinite-lived intangible assets are considered impaired if the carrying value of the asset is greater than fair value.  The fair value is determined by using a discounted cash flow analysis.  Definite-lived intangible assets are considered impaired if the carrying value of the asset is greater than the undiscounted cash flows related to the assets.  Our cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rates, and expectations about variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of December 31, 2012 and June 30, 2012, the Company had one indefinite-lived intangible asset in the amount of $149,000.  No events or changes in circumstances were identified during the three and six months ended December 31, 2012 or the fiscal year ended June 30, 2012 that would indicate a need to perform impairment analyses for indefinite or definite-lived intangible assets.  As such, no impairment charges were required.

Definite-lived intangible assets are amortized over the estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  For the three months ended December 31, 2012, and 2011, the Company incurred amortization expense of $470,000.  For the six months ended December 31, 2012, and 2011, the Company incurred amortization expense of $941,000 and $938,000, respectively.

Share-based Compensation - Share-based compensation costs are recognized over the vesting period based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and the share price on the grant date to value restricted stock.  The fair value model includes various assumptions, including the expected volatility, expected life of the awards, and risk-free interest rates.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.  Refer to Note 17 of our Consolidated Financial Statements for a detailed description of our Black-Scholes weighted average assumptions for the six months ended December 31, 2012 and 2011.

Results of Operations - Three months ended December 31, 2012 compared with three months ended December 31, 2011

Net sales for the three months ended December 31, 2012 (“Fiscal 2013”) increased 32% to $36,564,000 from $27,734,000 for the three months ended December 31, 2011 (“Fiscal 2012”).  The following factors contributed to the $8,830,000 increase in sales:

Medical Indication	Sales volume change %	Sales price change %
Antibiotic	3%	(28)%
Cardiovascular	225%	(79)%
Gallstone Prevention	3%	6%
Glaucoma	6%	45%
Migraine Headache	(14)%	8%
Obesity	3%	3%
Pain Management	(40)%	21%
Thyroid Deficiency	18%	11%

Sales of drugs for cardiovascular treatment increased by $4,317,000, due to a recently approved product for the treatment of hypertension which commenced shipping at the end of December 2011. Sales of drugs for the treatment of thyroid deficiency increased by $3,263,000, primarily as a result of both volume and price increases on key products within the medical indication.  Sales of drugs used for the treatment of glaucoma increased by $540,000 mainly due to price increases on key products within this medical indication.  Increased sales of drugs used for gout treatment also contributed an additional $786,000 to the overall increase in sales.  Partially offsetting the overall increase in sales was a decrease of $1,017,000 in the sales of drugs used for pain management, primarily as a result of lower volumes shipped of Oxycodone HCL Oral Solution while the Company awaits FDA approval for this product.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category for the three months ended December 31:

(In thousands) Customer Category	2012	2011

Wholesaler/Distributor	$19,703	$16,284

Retail Chain	13,202	10,330

Mail-Order Pharmacy	3,659	1,120

Total	$36,564	$27,734

The sales to wholesaler/distributor increased primarily as a result of increased net sales in a variety of products including the cardiovascular and thyroid deficiency medical indications as discussed above.  Retail chain sales increased primarily as a result of increased sales for the treatment of thyroid deficiency medical indications as discussed above.  Mail-order pharmacy sales increased primarily as a result of increased sales due to a recently approved product for the treatment of hypertension which commenced shipping in December 2011.

Cost of sales, including amortization and product royalty expense, for the second quarter increased 14% to $23,143,000 in Fiscal 2013 from $20,307,000 in Fiscal 2012.  The increase primarily reflected the impact of the 32% increase in sales, partially offset by changes in the mix of products sold, as well as increased manufacturing efficiencies.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the second quarter of Fiscal 2013 and Fiscal 2012 were 37% and 27%, respectively.  Gross profit percentage increased primarily due to a change in the mix of products sold as discussed above, in addition to manufacturing efficiencies.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in the future sales product mix may also occur.

Research and development (“R&D”) expenses in the second quarter increased 42% to $3,572,000 for Fiscal 2013 from $2,513,000 for Fiscal 2012.  The increase is primarily due to increased costs related to biostudies as a result of the timing of milestone achievements and third party laboratory service costs for products in development.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the second quarter increased 17% to $5,155,000 in Fiscal 2013 from $4,419,000 in Fiscal 2012.  The increase is primarily due to additional compensation related costs incurred in Fiscal 2013 but not in Fiscal 2012 partially offset by a decrease in legal costs incurred in Fiscal 2013 compared to Fiscal 2012.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure as the Company continues to grow and expand.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense in the second quarter of Fiscal 2013 totaling $72,000 was flat compared to $73,000 in Fiscal 2012.  Interest and dividend income totaling $27,000 in Fiscal 2013 decreased compared to $36,000 in Fiscal 2012.  The Company recorded gains on trading investment securities during the second quarter of Fiscal 2013 totaling $71,000, of which $61,000 were unrealized losses and $132,000 were realized gains.  The Company recorded gains on trading investment securities during the second quarter of Fiscal 2012 totaling $702,000, of which $675,000 were unrealized gains and $27,000 were realized gains.

The Company recorded income tax expense in the second quarter of Fiscal 2013 of $1,749,000 compared to income tax expense of $519,000 in the second quarter of Fiscal 2012.  The effective tax rate for the three months ended December 31, 2012 was 38%, compared to 45% for the three months ended December 31, 2011.  The effective tax rate for the three months ended December 31, 2012 was lower due primarily to foreign losses relative to expected pre-tax income for Fiscal 2013.  A decrease in nondeductible incentive stock option compensation expenses relative to the expected pre-tax income for Fiscal 2013 also contributed to the decrease in the effective rate compared to Fiscal 2012.  The overall decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $217,000, and therefore increased the effective tax rate by 2% for the three months ended December 31, 2012.  The Company expects its overall effective tax rate will be approximately 38% to 40% for the full year ended June 30, 2013.

The Company reported a net income attributable to Lannett of approximately $2,881,000 in the second quarter of Fiscal 2013, or $0.10 basic and diluted earnings per share, as compared to net income attributable to Lannett of approximately $609,000 in the second quarter Fiscal 2012, or $0.02 basic and diluted earnings per share.

Results of Operations - Six months ended December 31, 2012 compared with six months ended December 31, 2011

Net sales for the six months ended December 31, 2012 (“Fiscal 2013”) increased 27% to $71,858,000 from $56,612,000 for the six months ended December 31, 2011 (“Fiscal 2012”).  The following factors contributed to the $15,246,000 increase in sales:

Medical Indication	Sales volume change %	Sales price change %
Antibiotic	14%	(25)%
Cardiovascular	228%	(65)%
Gallstone Prevention	10%	5%
Glaucoma	2%	40%
Migraine Headache	(19)%	4%
Obesity	11%	41%
Pain Management	(33)%	26%
Thyroid Deficiency	10%	6%

Sales of drugs for cardiovascular treatment increased by $8,907,000, due to a recently approved product for the treatment of hypertension which commenced shipping at the end of December 2011. Sales of drugs for the treatment of thyroid deficiency increased by $3,865,000, primarily as a result of both volume and price increases on key products within the medical indication.  Sales of drugs used for the treatment of glaucoma increased by $881,000 mainly due to price increases on key products within this medical indication.  Products used in the management of obesity increased by $823,000, which was largely due to increased volumes related to products launched in October 2011 and April 2012.  Increased sales of drugs used for gout treatment also contributed an additional $759,000 to the overall increase in sales.  Partially offsetting the overall increase in sales was a decrease of $794,000 in sales of drugs used for pain management, primarily as a result of lower volumes shipped of Morphine Sulfate Oral Solution.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category for the six months ended December 31:

(In thousands) Customer Category	2012	2011

Wholesaler/Distributor	$38,731	$32,434

Retail Chain	25,600	22,005

Mail-Order Pharmacy	7,527	2,173

Total	$71,858	$56,612

The sales to wholesaler/distributor increased primarily as a result of increased net sales in a variety of products including the obesity and thyroid deficiency medical indications as discussed above.  Retail chain sales increased primarily as a result of increased sales for the treatment of thyroid deficiency medical indication as discussed above.  Mail-order pharmacy sales increased primarily as a result of increased sales due to a recently approved product for the treatment of hypertension which commenced shipping in December 2011.

Cost of sales, including amortization and product royalty expense, for the first six months increased 10% to $44,811,000 in Fiscal 2013 from $40,569,000 in Fiscal 2012.  The increase primarily reflected the impact of the 27% increase in sales, partially offset by changes in the mix of products sold, as well as increased manufacturing efficiencies.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first half of Fiscal 2013 and Fiscal 2012 were 38% and 28%, respectively.  Gross profit percentage increased primarily due a change in the mix of products sold as discussed above, in addition to manufacturing efficiencies.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in the future sales product mix may also occur.

Research and development (“R&D”) expenses in the first six months increased 49% to $7,336,000 for Fiscal 2013 from $4,939,000 for Fiscal 2012.  The increase is primarily due to increased costs related to biostudies as a result of the timing of milestone achievements and third party laboratory service costs for products in development.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the first six months increased 24% to $11,326,000 in Fiscal 2013 from $9,164,000 in Fiscal 2012.  The increase is primarily due to additional compensation related costs incurred in Fiscal 2013 but not in Fiscal 2012, in addition to expenses incurred in Fiscal 2013 related to fees under the Generic Drug User Fee Act which were not incurred in Fiscal 2012. While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a gain in the amount of $1,250,000.  As of December 31, 2012, the Company had recorded all amounts related to the agreement.

Interest expense in the first six months of Fiscal 2013 totaling $135,000 was down slightly from $150,000 in Fiscal 2012. Interest and dividend income in the first six months of Fiscal 2013 decreased to $62,000 compared with $89,000 in Fiscal 2012.  The Company recorded gains on trading investment securities during the first half of Fiscal 2013 totaling $305,000, of which $209,000 were unrealized gains and $96,000 were realized gains.  The Company recorded losses on trading investment securities during the first half of Fiscal 2012 totaling $297,000, of which $151,000 were unrealized losses and $146,000 were realized losses.

The Company recorded income tax expense in the first six months of Fiscal 2013 of $4,026,000 compared to income tax expense of $731,000 in the first six months of Fiscal 2012.  The effective tax rate for the six months ended December 31, 2012 was 41%, compared to 46% for the six months ended December 31, 2011.  The effective tax rate for the six months ended December 31, 2012 was lower due primarily to foreign losses relative to expected pre-tax income for Fiscal 2013.  A decrease in nondeductible incentive stock option compensation expenses relative to the expected pre-tax income for Fiscal 2013 also contributed to the decrease in the effective rate compared to Fiscal 2012.  The overall decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by approximately $217,000, and therefore increased the effective tax rate by 2% for the six months ended December 31, 2012.  The Company expects its overall effective tax rate will be approximately 38% to 40% for the full year ended June 30, 2013.

The Company reported a net income attributable to Lannett of approximately $5,807,000 in the first six months of Fiscal 2013, or $0.21 basic and $0.20 diluted earnings per share, as compared to net income attributable to Lannett of approximately $815,000 in the first six months of Fiscal 2012, or $0.03 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2012, working capital was $72,632,000 as compared to $66,089,000 at June 30, 2012, an increase of $6,543,000.

Net cash provided by operating activities of $13,006,000 in the first six months of Fiscal 2013 reflected net income of $5,802,000, after adjusting for non-cash items of $4,182,000, as well as cash provided by changes in operating assets and liabilities of $3,022,000.  Significant changes in operating assets and liabilities are comprised of:

•                  A decrease in trade accounts receivable of $842,000 resulting from the timing of receipts related to sales in the fourth quarter of Fiscal 2012.  The Company’s days sales outstanding (“DSO”), based on gross sales, for Fiscal 2013 was 60 days.  The level of DSO at December 31, 2012 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in inventories of $3,624,000 primarily due to the timing of fulfillment of customer orders and inventory on hand related to new product approvals.

•                  A decrease in prepaid income taxes of $1,871,000 mainly as a result of a federal tax refund received in the amount of $2,208,000 as well as estimated tax payments related to expected taxable income for Fiscal 2013.

•                  A increase in accounts payable of $636,000 due to the timing of payments at the end of the quarter.

•                  An increase in rebates, chargebacks and returns payable of $1,922,000 due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during Fiscal 2013 as compared to Fiscal 2012.

•                  An increase in accrued payroll and payroll related costs of $612,000 primarily related incentive compensation costs accrued during Fiscal 2013, partially offset by Fiscal 2013 payments of incentive compensation accrued during Fiscal 2012.

Net cash used in investing activities of $3,897,000 for the six months ended December 31, 2012 is mainly the result of purchases of investment securities of $8,555,000 and purchases of property, plant and equipment of $4,303,000, partially offset by proceeds of $8,888,000 from the sale of investment securities.

Net cash used in financing activities of $253,000 for the six months ended December 31, 2012 was primarily due to the purchase of shares of treasury stock, pursuant to the Company’s share repurchase program, totaling $440,000, partially offset by proceeds from the issuance of stock related to employee stock plans of $458,000.  Additional financing activities included scheduled debt repayments of $252,000.

Long-term debt amounts due, for the twelve month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions

2013	$654
2014	676
2015	538
2016	551
2017	564
Thereafter	3,926

$6,909

The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at December 31, 2012 and June 30, 2012 was 2.21% and 2.22%.  Availability under the line of credit is reduced by outstanding letters of credit.  As of December 31, 2012 and June 30, 2012, the Company had $3,000,000 and $2,995,000 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of December 31, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.  The PIDA Loan has $737,000 outstanding as of December 31, 2012 with $83,000 currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in

May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2012 and June 30, 2012 was 0.35% and 0.38%, respectively.  At December 31, 2012, the Company has $290,000 outstanding on the Authority loan, of which $140,000 is classified as currently due.  In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At December 31, 2012, no portion of the letter of credit has been utilized.

The Company has negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the 1-Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at December 31, 2012 and June 30, 2012 was 3.16% and 3.20%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  At December 31, 2012, the Company has $2,716,000 outstanding on the Wells Fargo portion of the loan, of which $204,000 is classified as currently due.  The PIDA Loan has $1,847,000 outstanding as of December 31, 2012 with $107,000 currently due.

The Company has executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC, a variable interest entity (“VIE”), for which Cody Labs is the primary beneficiary.  See Note 12 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $15,000.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2012, $1,319,000 is outstanding under the mortgage loan, of which $120,000 is classified as currently due with a rate of 4.5%.  The mortgage is collateralized by the land and building.

Prospects for the Future

Generic pharmaceutical manufacturers and distributors are constantly faced with pricing pressures in the marketplace as competitors attempt to lure business from distributors, wholesalers and chain retailers by offering lower prices than the incumbent supplier.  Lannett tries to differentiate itself in the marketplace by complementing its lower cost offerings with higher levels of customer service and quality of the products.  There are constantly an increasing number of competitors on our key products that are attempting to supplant Lannett as the preferred vendor.

The Company has several generic products under development.  These products are orally-administered, topical, ophthalmic and parenteral products designed to be generic equivalents to brand named innovator drugs.  The Company’s developmental drug products are intended to treat a diverse range of indications.  As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market.  These ANDAs are dormant on the Company’s records.  Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has recently changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it.  If the Company makes the determination to introduce one of these products into the consumer marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug.  If no changes are made to the product and it meets current specifications, the Company may begin selling it.  Minor changes may be made, however if any significant changes are required, then the Company would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.  Generally, in these situations, the Company must file a supplement with the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA.  Recently, the FDA has announced that it will prioritize its review of 3,800 Chemistry Manufacturing and Control (“CMC”) supplements in order to make progress on reviewing a backlog of over 2,200 ANDAs.

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

As a result of its April 2007 acquisition of Cody Laboratories, Inc. (“Cody Labs” or “Cody”) the Company has become a vertically integrated manufacturer and distributor of controlled substance pharmaceutical products.  In July 2008, the DEA granted Cody Labs a license to directly import raw poppy straw for conversion into narcotic Active Pharmaceutical Ingredients (“API”) and/or various pharmaceutical products.  Only six other companies in the U.S. have been granted this license to date.  This import license, and Cody Labs’ API manufacturing expertise, will allow the Company to avoid inflated costs and potential supply interruptions associated with sourcing API from third-parties.  Further, the license provides the Company the opportunity to become a supplier of API to the pharmaceutical industry.  By maximizing the value of Cody Labs, the Company believes that it will be well-positioned to take advantage of a potential increase in demand for controlled substance pharmaceutical products  resulting from an aging domestic population.

The sale of pain management products approximated 17% of net sales for the year Fiscal 2012 and 14% of net sales for the first half of Fiscal 2013.  The Company had supply issues with its Oxycodone HCl Oral Solution product starting in the third quarter of Fiscal 2011 due to the limitations by the DEA to grant additional manufacturing quota to Cody Labs for its production.  Further, due to the FDA’s actions against Oxycodone HCl Oral Solution in Fiscal 2013, Lannett may experience a decrease in the percentage of sales related to pain management products during Fiscal 2013 and beyond, while the Company waits for approval of this product.

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

More specifically, certain products, marketed prior to the Federal Food, Drug and Cosmetic Act may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”  Beginning in 2006, the FDA has increased its efforts to force companies to obtain FDA approval for these GRASE products.  Efforts have included granting market exclusivity to approved GRASE products and issuing notices to companies currently producing these products.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lannett Company, Inc. (the “Company”) has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on March 31, 2012.  The line of credit was renewed and extended until April 30, 2013 and bears interest of 1-month LIBOR Market Index Rate plus 2.00%.  The interest rate at December 31, 2012 and June 30, 2012 was 2.21% and 2.22%.  Availability under the line of credit is reduced by outstanding letters of credit.  As of December 31, 2012 and June 30, 2012, the Company had $3,000,000 and $2,995,000 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of December 31, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company has negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the 1-Month LIBOR rate plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at December 31, 2012 and June 30, 2012 was 3.16% and 3.20%, respectively.  At December 31, 2012, the Company has $2,716,000 outstanding on the loan, of which $204,000 is classified as currently due.

A mortgage loan with First National Bank of Cody related to the purchase of land and building by Cody LCI Realty, LLC, a variable interest entity, has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $15,000.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2012, $1,319,000 is outstanding under the mortgage loan with a rate of 4.5%.  The mortgage is collateralized by the land and building.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three and six months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANNETT COMPANY, INC.

Dated: February 8, 2013	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: February 8, 2013	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: February 8, 2013	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.