Form 10-Q
period 2013-03-31
LANNETT CO INC
filed 2013-05-09
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2013
Common stock, par value $0.001 per share	28,683,685

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In thousands, except share and per share data)	March 31, 2013	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$33,066	$22,562
Investment securities	5,906	6,667
Trade accounts receivable (net of allowance of $84 and $124, respectively)	39,810	42,212
Inventories, net	32,847	27,064
Prepaid income taxes	213	2,120
Deferred tax assets	5,253	4,833
Other current assets	1,851	1,023
Total Current Assets	118,946	106,481

Property, plant and equipment, net	39,288	37,068
Intangible assets, net	3,017	4,429
Deferred tax assets	8,024	9,069
Other assets	956	1,171
TOTAL ASSETS	$170,231	$158,218

LIABILITIES
Current Liabilities
Accounts payable	$15,709	$17,989
Accrued expenses	2,053	1,518
Accrued payroll and payroll related	5,347	3,198
Current portion of long-term debt	657	648
Rebates, chargebacks and returns payable	16,550	17,039
Total Current Liabilities	40,316	40,392

Long-term debt, less current portion	6,125	6,513
TOTAL LIABILITIES	46,441	46,905
Commitment and Contingencies, See notes 13 and 14

SHAREHOLDERS’ EQUITY
Common stock - authorized 50,000,000 shares, par value $0.001; issued 29,103,931 and 28,594,437 shares, respectively; outstanding, 28,668,052 and 28,252,192 shares, respectively	29	29
Additional paid-in capital	102,702	99,515
Retained earnings	22,990	13,236
Accumulated other comprehensive loss	(79)	(63)
Treasury stock at cost — 435,879 and 342,245 shares, respectively	(2,034)	(1,594)
Total Shareholders’ Equity Attributable to Lannett Company, Inc.	123,608	111,123
Noncontrolling Interest	182	190
TOTAL SHAREHOLDERS’ EQUITY	123,790	111,313
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,231	$158,218

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except share and per share data)	2013	2012	2013	2012

Net sales	$39,022	$30,688	$110,880	$87,300
Cost of sales	23,321	19,276	67,105	58,789
Amortization of intangible assets	471	471	1,412	1,409
Product royalties	60	50	146	168

Gross profit	15,170	10,891	42,217	26,934

Research and development expenses	5,229	2,911	12,565	7,850
Selling, general, and administrative expenses	5,245	5,616	16,571	14,780

Operating income	4,696	2,364	13,081	4,304

Other income (expense):
Foreign currency gain (loss)	—	(3)	3	(6)
Gain on sale of assets	93	—	51	4
Realized gain on investments	353	361	449	215
Unrealized gain (loss) on investments	185	105	394	(46)
Litigation settlement	—	—	1,250	—
Interest and dividend income	22	28	84	117
Interest expense	(59)	(64)	(194)	(214)
	594	427	2,037	70

Income before income tax expense	5,290	2,791	15,118	4,374
Income tax expense	1,327	1,057	5,353	1,788
Net income	3,963	1,734	9,765	2,586

Less net income attributable to noncontrolling interest	(16)	(16)	(11)	(53)

Net income attributable to Lannett Company, Inc.	$3,947	$1,718	$9,754	$2,533

Basic earnings per common share - Lannett Company, Inc.	$0.14	$0.06	$0.34	$0.09
Diluted earnings per common share - Lannett Company, Inc.	$0.14	$0.06	$0.34	$0.09

Basic weighted average common shares outstanding	28,490,175	28,571,062	28,371,189	28,509,595
Diluted weighted average common shares outstanding	29,115,941	28,719,669	28,644,831	28,668,281

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012

Net Income	$3,963	$1,734	$9,765	$2,586

Foreign currency translation adjustments	(53)	(7)	(16)	(41)
Unrealized holding loss on securities	—	(1)	—	(3)
Tax effect	—	1	—	1

Total Other Comprehensive Loss, net of tax	(53)	(7)	(16)	(43)

Comprehensive Income	3,910	1,727	9,749	2,543

Less: Total Comprehensive Income attributable to noncontrolling interest	(16)	(16)	(11)	(53)

Comprehensive Income attributable to Lannett Company Inc.	$3,894	$1,711	$9,738	$2,490

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Shareholders’ Equity Attributable to Lannett Company, Inc.
					Accumulated		Shareholders’
	Common Stock		Additional		Other		Equity		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Attributable to	Noncontrolling	Shareholders’
(In thousands)	Issued	Amount	Capital	Earnings	Loss	Stock	Lannett Co., Inc.	Interest	Equity

Balance, July 1, 2012	28,594	$29	$99,515	$13,236	$(63)	$(1,594)	$111,123	$190	$111,313

Shares issued in connection with share-based compensation plans	510	—	1,995	—	—	—	1,995	—	1,995
Share-based compensation	—	—	1,192	—	—	—	1,192	—	1,192
Purchase of treasury stock	—	—	—	—	—	(440)	(440)	—	(440)
Other comprehensive income, net of income tax	—	—	—	—	(16)	—	(16)	—	(16)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(19)	(19)
Net income	—	—	—	9,754	—	—	9,754	11	9,765

Balance, March 31, 2013	29,104	$29	$102,702	$22,990	$(79)	$(2,034)	$123,608	$182	$123,790

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31,
(In thousands)	2013	2012

OPERATING ACTIVITIES:
Net income	$9,765	$2,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,622	4,206
Deferred tax expense	625	1,371
Share-based compensation expense	1,192	1,659
Gain on sale of assets	(51)	(4)
Realized gain on investments	(449)	(215)
Unrealized (gain) loss on investments	(394)	46
Gain on litigation settlement	(1,250)	—
Proceeds from litigation settlement	1,250	—
Other noncash expenses	12	10
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	2,402	(4,035)
Inventories	(5,783)	(1,073)
Prepaid income taxes	1,907	431
Prepaid expenses and other assets	(395)	(559)
Accounts payable	(2,280)	(2,624)
Accrued expenses	535	(184)
Rebates, chargebacks and returns payable	(489)	1,830
Accrued payroll and payroll related	2,149	1,225
Net cash provided by operating activities	13,368	4,670

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,889)	(4,186)
Proceeds from sale of property, plant and equipment	279	7
Proceeds from sale of investment securities	17,646	32,639
Purchase of investment securities	(16,041)	(18,662)
Net cash provided by (used in) investing activities	(4,005)	9,798

FINANCING ACTIVITIES:
Repayments of debt	(379)	(401)
Proceeds from issuance of stock	1,995	191
Purchase of treasury stock	(440)	(479)
Tax shortfall on stock options exercised	—	(7)
Distribution to noncontrolling interests	(19)	(19)
Net cash provided by (used in) financing activities	1,157	(715)

Effect of foreign currency rates on cash and cash equivalents	(16)	(41)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,504	13,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,562	5,277

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,066	$18,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Interest paid	$194	$213
Income taxes paid (refunded)	$2,821	$(7)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.  You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Principles of Consolidation — The consolidated financial statements include the accounts of the operating parent company, Lannett Company, Inc., and its wholly owned subsidiaries, as well as the consolidation of Cody LCI Realty, LLC (“Realty”), a variable interest entity.  See Note 12 regarding the consolidation of this variable interest entity.  All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation — The local currency is the functional currency of the Company’s foreign subsidiary.  Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period-end currency exchange rate and revenues and expenses are translated at an average currency exchange rate for the period.  The resulting translation adjustment is recorded in a separate component of shareholders’ equity and changes to such are included in comprehensive income.  Exchange adjustments resulting from transactions denominated in foreign currencies are recognized in the consolidated statements of operations.

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

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  Lannett enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices.  If the price paid by indirect customers is lower than the price paid by the wholesaler, Lannett will provide credit, called a chargeback, to the wholesaler for the difference between the contractual price paid by the indirect customers and the wholesaler purchase price.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson increase (decrease), the reserve for chargebacks will also generally increase (decrease).  However, the size of the increase (decrease) depends on the product mix and the amount of those sales that end up at indirect customers with which the Company has specific chargeback agreements.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks on actual sales may differ from actual chargeback reserves.

Rebates — Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  As a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were each approved by the FDA as a 505(b)(2) NDA, they are considered “branded” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease).  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

Other Adjustments — Other adjustments consist primarily of price adjustments, also known as “shelf-stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates, chargebacks and returns payable account on the balance sheet.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Reserve Activity March 31, 2013 vs. March 31, 2012

The following tables identify the reserve for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2013 and 2012:

For the nine months ended March 31, 2013

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2012	$7,063	$4,436	$5,540	$—	$17,039

Actual credit issued related to sales recorded in prior fiscal years	(6,586)	(4,434)	(2,521)	(66)	(13,607)

Reserve or (reversal) charged during Fiscal 2013 related to sales in prior fiscal years	(463)	139	—	66	(258)

Reserve charged to net sales during Fiscal 2013 related to sales recorded in Fiscal 2013	52,006	17,467	3,363	2,801	75,637

Actual credit issued related to sales recorded in Fiscal 2013	(45,542)	(13,918)	—	(2,801)	(62,261)

Reserve Balance as of March 31, 2013	$6,478	$3,690	$6,382	$—	$16,550

For the nine months ended March 31, 2012

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2011	$5,497	$2,925	$5,142	$—	$13,564

Actual credit issued related to sales recorded in prior fiscal years	(5,350)	(3,084)	(3,426)	(152)	(12,012)

Reserve or (reversal) charged during Fiscal 2012 related to sales in prior fiscal years	(54)	158	—	152	256

Reserve charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	50,392	15,405	3,567	488	69,852

Actual credit issued related to sales recorded in Fiscal 2012	(44,092)	(11,686)	—	(488)	(56,266)

Reserve Balance as of March 31, 2012	$6,393	$3,718	$5,283	$—	$15,394

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $17,039 at June 30, 2012 to $16,550 at March 31, 2013.  The decrease in the chargeback reserve is due primarily to a decrease in inventory levels at wholesale distribution centers as a result of increased gross sales to indirect customers during the first nine months of Fiscal 2013 as compared to Fiscal 2012.  The decrease in the rebate reserve is due to the timing of rebates processed during the first nine months of Fiscal 2013 as compared to Fiscal 2012.  The increase in the return reserve is primarily related to the increase in gross sales during Fiscal 2013.  The activity in the “Other” category for the period ended March 31, 2013 includes shelf-stock, shipping and other sales adjustments.

When the Company and a customer enter into an agreement for the supply of a product, the customer will generally continue to purchase the product, stock its warehouse(s), and resell the product to its own customers.  The Company ships its products to the warehouses of its wholesale and retail chain customers.  The Company’s customer will reorder the product as its warehouse is depleted.  The Company generally has no minimum size orders for its customers.  Additionally, most warehousing customers prefer not to stock excess inventory levels due to the additional carrying costs and inefficiencies created by holding excess inventory.  As such, the Company’s customers continually reorder the Company’s products.  It is common for the Company’s customers to order the same products on a monthly basis.  For generic pharmaceutical manufacturers, it is critical to ensure that customers’ warehouses are adequately stocked with its products.  This is important due to the fact that multiple generic competitors may compete for the consumer demand for a given product.  Availability of inventory ensures that a manufacturer’s product is considered.  Otherwise, retail prescriptions would be filled with competitors’ products.  For this reason, the Company periodically offers incentives to its customers to purchase its products.  These incentives are generally up-front discounts off its standard prices at the beginning of a generic campaign launch for a newly-approved or newly-introduced product, or when a customer purchases a Lannett product for the first time.  Customers generally inform the Company that such purchases represent an estimate of expected resale for a period of time.  This period of time is generally up to three months.  The Company records this revenue, net of any discounts offered and accepted by its customers at the time of shipment.  The Company’s products generally have either 24 months or 36 months of shelf-life at the time of manufacture.  The Company monitors its customers’ purchasing trends to attempt to identify any significant lapses in purchasing activity.  If the Company observes a lack of recent activity, inquiries will be made to such customer regarding the success of the customer’s resale efforts.  The Company attempts to minimize any potential return (or shelf-life issues) by maintaining an active dialogue with the customers.

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

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Inventories — The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on remaining product shelf-life and estimated forecasts of product demand.  The Company’s estimates of future product demand may fluctuate, in which case estimated required reserves for excess and obsolete inventory may increase or decrease.  If the Company’s inventory is determined to be overvalued, the Company reduces the inventory value and recognizes such costs in cost of goods sold at the time of such determination.  Likewise, if inventory is determined to be undervalued, the Company may have recognized excess cost of goods sold in previous periods and would recognize such additional operating income at the time of sale.

Property, Plant and Equipment — Property, plant and equipment balances are stated at cost.  Depreciation is provided for by the straight-line method for financial reporting purposes over the estimated useful lives of the assets.  Depreciation expense for the three months ended March 31, 2013 and 2012 was $1,060 and $934, respectively.  Depreciation expense for the nine months ended March 31, 2013 and 2012 was $3,210 and $2,797, respectively.

Investment Securities — The Company’s investment securities consist of publicly traded equity securities, which are classified as trading.  Investment securities are recorded at fair value based on quoted market prices.  For trading investments, unrealized holding gains and losses are recorded on the consolidated statements of operations.  No gains or losses on investment securities are realized until they are sold or a decline in fair value is determined to be other-than-temporary.  The Company reviews its investment securities and determines whether the investments are other-than-temporarily impaired.  If the investments are deemed to be other-than-temporarily impaired, the investments are written down to their then current fair market value with a new cost basis being established.  There were no securities determined by management to be other-than-temporarily impaired during the nine months ended March 31, 2013 or the fiscal year ended June 30, 2012.

Shipping and Handling Costs — The cost of shipping products to customers is recognized at the time the products are shipped, and is included in cost of sales.

Research and Development — Research and development costs are expensed as incurred.

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

Impairments — An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  Our discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rates, and expectations about the amount and timing of cash flows and the probability of achieving the estimated cash flows.

Advertising Costs — The Company charges advertising costs to operations as incurred.  Advertising expense for the nine months ended March 31, 2013 and 2012 was $13 and $26, respectively.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC 740.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.  The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the FASB also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Medical Indication Information — The Company operates one business segment - generic pharmaceuticals; accordingly the Company aggregates its financial information for all products and reports one reporting segment.  The following table identifies the Company’s net product sales by medical indication for the three and nine months ended March 31, 2013 and 2012:

(In thousands)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2013	2012	2013	2012

Antibiotic	$3,496	$1,662	$6,267	$4,798
Cardiovascular	6,988	6,050	21,356	11,512
Gallstone	1,390	1,419	4,676	4,286
Glaucoma	1,627	993	4,608	3,093
Gout	1,776	110	2,907	482
Migraine Headache	1,299	1,442	3,995	4,601
Obesity	1,074	979	3,488	2,570
Pain Management	4,980	4,043	14,752	14,609
Thyroid Deficiency	14,024	12,543	42,135	36,788
Other	2,368	1,447	6,696	4,561

Total	$39,022	$30,688	$110,880	$87,300

Concentration of Market and Credit Risk — The following table identifies products which accounted for at least 10% of net sales in either of the three and nine month periods ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012

Product 1	36%	41%	38%	42%
Product 2	12%	11%	11%	4%
Product 3	10%	6%	9%	9%

The following table identifies customers which accounted for at least 10% of net sales in either of the three and nine month periods ended March 31, 2013 and 2012, respectively.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012

Customer A	16%	16%	16%	18%
Customer B	11%	10%	12%	11%
Customer C	10%	9%	10%	12%
Customer D	9%	11%	8%	10%

At March 31, 2013 and June 30, 2012, four customers accounted for 68% and 66%, respectively of the Company’s accounts receivable balances, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition.  Generally, collateral is not required from customers.  Accounts receivable payment terms vary and outstanding balances are stated in the financial statements net of an allowance for doubtful accounts.  Individual balances remaining outstanding longer than the payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they are determined to have become uncollectible.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Share-based Compensation — Share-based compensation costs are recognized over the vesting period based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the share price on the grant date to value restricted stock.  The fair value model includes various assumptions, including the expected volatility, expected life of the awards, and risk-free interest rates.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

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

In February 2013, the FASB issued authoritative guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This authoritative guidance is effective for reporting periods beginning after December 15, 2012.  The adoption of this guidance by the Company did not have a significant impact on the Company’s consolidated financial statements.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 4.  Inventories

Inventories at March 31, 2013 and June 30, 2012 consist of the following:

(In thousands)	March 31, 2013	June 30, 2012
Raw Materials	$15,693	$11,351
Work-in-process	3,362	4,805
Finished Goods	11,778	9,130
Packaging Supplies	2,014	1,778
	$32,847	$27,064

The preceding amounts are net of excess and obsolete inventory reserves of $1,190 and $1,472 at March 31, 2013 and June 30, 2012, respectively.

Recently, the FDA increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, the 1938 Act or the 1962 amendments to the Act.”  Efforts have included issuing notices to discontinue marketing certain products to companies currently producing these products.  Lannett currently manufactures and markets one product that is considered GRASE or a Grandfathered product, C-Topical Solution.  An additional GRASE product, Oxycodone HCl Oral Solution (“Oxycodone”) was manufactured and marketed through October 2012.  In July 2012 the FDA issued notice forcing all companies who manufactured Oxycodone to remove it from the market by October 2012 and to file an application seeking FDA approval .  The Company had $445 and $1,703 of net inventory value of other Grandfathered products at March 31, 2013 and June 30, 2012, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2013 and June 30, 2012 consist of the following:

(In thousands)	Useful Lives	March 31, 2013	June 30, 2012
Land	—	$1,279	$1,350
Building and improvements	10 - 39 years	32,232	28,420
Machinery and equipment	5 - 10 years	32,880	32,322
Furniture and fixtures	5 - 7 years	1,281	1,247
Construction in progress	—	2,523	2,159

		70,195	65,498
Less accumulated depreciation		(30,907)	(28,430)
Property, plant and equipment, net		$39,288	$37,068

At March 31, 2013 and June 30, 2012, Property, plant and equipment, net included amounts held in foreign countries in the amount of $1,075 and $1,239, respectively.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.  The fair value of the Company’s equity securities, classified as trading, in Note 7, are derived solely from Level 1 inputs.

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

Note 7.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s investment securities as of March 31, 2013 and June 30, 2012:

March 31, 2013

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading
Equity securities	$5,719	$234	$(47)	$5,906

June 30, 2012

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading
Equity securities	$6,874	$157	$(364)	$6,667

The Company uses the specific identification method to determine the cost of securities sold.  For the three months ended March 31, 2013 the Company had a gain on investments of $538, of which $353 was realized gains and $185 was unrealized.  For the three months ended March 31, 2012, the Company had a gain on investments of $466, of which $361 was realized and $105 was unrealized.  For the nine months ended March 31, 2013 the Company had a gain on investments of $843, of which $449 was realized and $394 was unrealized.  For the nine months ended March 31, 2012, the Company had a gain on investments of $169, of which $215 was a realized gain and $46 was an unrealized loss.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

As of March 31, 2013 and June 30, 2012, there were no securities held from a single issuer that represented more than 10% of shareholders’ equity.  As of March 31, 2013, securities with an aggregate fair value of $1,885 were in an unrealized loss position totaling $47.  As of June 30, 2012, securities with an aggregate fair value of $3,466 were in an unrealized loss position totaling $364.  No securities were in a continuous unrealized loss position for more than 12 months as of March 31, 2013 and June 30, 2012.

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

Note 9.  Intangible Assets

Intangible assets, net as of March 31, 2013 and June 30, 2012, consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012

JSP Marketing and Dist. Rights	$16,062	$16,062	$(14,277)	$(12,939)	$1,785	$3,123
Cody Labs Import License	582	582	(183)	(154)	399	428
Morphine Sulfate Oral Solution NDA	398	398	(45)	(24)	353	374
Other ANDA Product Rights(*)	600	600	(120)	(96)	480	504
	$17,642	$17,642	$(14,625)	$(13,213)	$3,017	$4,429

(*)  The amounts above include the product line covered by the ANDA’s purchased in August 2009 for $149.  These ANDA’s are not being amortized at this time and will continue to be un-amortized intangible assets until such time as the Company begins shipping these products.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

The following table summarizes intangible assets, net activity

(In thousands)	Intangible assets, net
Balances at July 1, 2012	$4,429
Additions	—
Amortization	(1,412)
Impairments	—
Balances at March 31, 2013	$3,017

There were no impairments related to intangible assets during the three and nine months ended March 31, 2013 or the fiscal year ended June 30, 2012.

For the three months ended March 31, 2013 and 2012, the Company incurred amortization expense of $471 and $471, respectively.  For the nine months ended March 31, 2013 and 2012, the Company incurred amortization expense of $1,412 and $1,409, respectively.

Future annual amortization expense consists of the following as of March 31, 2013:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2013	$470
2014	1,435
2015	97
2016	97
2017	97
Thereafter	672
$2,868

The amounts above do not include the product line covered by the ANDA’s purchased in August 2009 for $149, as amortization will begin when the Company starts shipping these products.

Note 10.  Bank Line of Credit

The Company has a $3,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on April 30, 2013 and bears an interest rate of one month LIBOR plus 2.00%.  The line was extended for three months, with equivalent terms, and is now scheduled to expire on July 31, 2013.  The interest rate at March 31, 2013 and June 30, 2012 was 2.20% and 2.25%, respectively.  Availability under the line of credit is reduced by outstanding letters of credit.  As of March 31, 2013 and June 30, 2012, the Company had $3,000 and $2,995 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of March 31, 2013 and June 30, 2012, the Company was in compliance with the financial covenants under the agreement.

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 11.  Long-Term Debt

Long-term debt consists of the following:

(In thousands)	March 31, 2013	June 30, 2012
Pennsylvania Industrial Development Authority loan	$716	$777
Tax-exempt bond loan (PAID)	290	290
Wells Fargo N.A. Townsend Road mortgage	2,666	2,818
Pennsylvania Industrial Development Authority Townsend Road mortgage	1,820	1,899
First National Bank of Cody mortgage	1,290	1,377

Total debt	6,782	7,161
Less current portion	657	648

Long term debt	$6,125	$6,513

Current Portion of Long Term Debt:

	March 31, 2013	June 30, 2012
Pennsylvania Industrial Development Authority loan	$83	$81
Tax-exempt bond loan (PAID)	140	140
Wells Fargo N.A. Townsend Road mortgage	204	204
Pennsylvania Industrial Development Authority Townsend Road mortgage	108	105
First National Bank of Cody mortgage	122	118

Total current portion of long term debt	$657	$648

The Company financed $1,250 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3,700 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2013 and June 30, 2012 was 0.34% and 0.38%, respectively.

During the third and fourth quarters of Fiscal 2011, the Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3,056, bears a floating interest rate of the one month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at March 31, 2013 and June 30, 2012 was 3.15% and 3.20%, respectively.  The PIDA portion of the loan is for $2,000, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  As of March 31, 2013 and June 30, 2012, the Company was in compliance with the new financial covenants under the agreements.

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

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

The Company is the primary beneficiary to a variable interest entity (“VIE”) called Realty.  See Note 12, Consolidation of Variable Interest Entity for additional description.  The VIE owns land and a building which is being leased to Cody.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2013 and June 30, 2012, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ending March 31 are as follows:

(In thousands)	Amounts Payable to Institutions

2014	$657
2015	678
2016	541
2017	554
2018	568
Thereafter	3,784

$6,782

Note 12.  Consolidation of Variable Interest Entity

Lannett consolidates any Variable Interest Entity (“VIE”) of which it is the primary beneficiary.  The liabilities recognized as a result of consolidating a VIE do not represent additional claims on the Company’s general assets rather, they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in each of the March 31, 2013 and June 30, 2012 balance sheets are consolidated VIE assets of $1,654 and $1,757, respectively, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1,290 and $1,377 at March 31, 2013 and June 30, 2012, respectively.

Realty is the only VIE that is consolidated.  Realty had been consolidated by Cody prior to its acquisition by Lannett.  Realty is a 50/50 owned limited liability company between Lannett and a former officer of Cody.  Its purpose was to acquire the facility used by Cody.  Until the acquisition of Cody in April 2007, Lannett had not consolidated the VIE because Cody had been the primary beneficiary of the VIE.  Risk associated with our interests in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to Lannett’s 50% share of the venture.  Realty owns the land and building, and Cody leases the building and property from Realty for $20 per month.  All intercompany rent expense is eliminated upon consolidation with Cody.  The Company is not involved in any other VIE.

Note 13.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company sought damages in excess of $3,500.  Olive denied liability and filed a counterclaim in February 2010 for breach of contract.  Olive also filed a lawsuit against the Company in Daman, India seeking to enjoin the United States arbitration and claiming damages of $6,800 for compensatory damages and an additional $6,800 for loss of business.  The Company engaged Indian counsel and actively defended that suit.  The parties reached a settlement agreement which was signed and executed on August 13, 2012.  The agreement is favorable to Lannett and includes the dismissal with prejudice of all legal proceedings between the Company and Olive in the U.S. and India.  As of March 31, 2013, the Company had recorded all amounts related to the agreement.

On April 16, 2013, Richard Asherman, the former President of Cody and a member in Realty, filed a complaint in Wyoming state court against the Company and Cody.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody, claiming, among other things, that Cody is in violation of certain zoning laws and that Cody is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody.  Mr. Asherman claims Cody is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350,000 to $400,000.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have Lannett (i) pay him 50% of the value of 1.66 acres of land that Realty agreed to donate to the City of Cody, Wyoming, which land was previously valued at approximately $380,000, and (ii) acquire Mr. Asherman’s interest in Realty for an unspecified price.  Alternatively, Mr. Asherman seeks to dissolve Realty.

The Company and Cody opposed the application for a temporary restraining order and, following a hearing on April 18, 2013, the Court denied the relief to Mr. Asherman.  The Company strongly disputes the claims in the complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  Specifically, the Company asserts that it is and has always been in compliance with local zoning laws, which permits the operation of a pharmaceutical facility, that Mr. Asherman, in fact, previously represented this to Lannett.  It also asserts that the City of Cody has never taken the position or advised Cody that the Cody facility was operating in violation of the local zoning laws.  The Company also asserts that Cody has in place a sufficient level of property insurance coverage.  Cody also strongly disputes the claims in the complaint, including that it is required to pay Mr. Asherman severance, as Cody terminated Mr. Asherman for cause, following the issuance of a letter of reprimand.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months salary plus the vesting of certain stock options and continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss to the Company.

Note 14.  Commitments

Leases

Lannett’s subsidiary, Cody leases a 73 square foot facility in Cody, Wyoming.  This location houses Cody’s manufacturing and production facilities.  Cody leases the facility from Realty, a Wyoming limited liability company which is 50% owned by Lannett.  See Note 12.

Rental and lease expense for the three months ended March 31, 2013 and 2012 was $24 and $19, respectively.  Rental and lease expense for the nine months ended March 31, 2013 and 2012 was $75 and $68, respectively.

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

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss is comprised of the following components as of March 31, 2013 and 2012:

(In thousands)	March 31, 2013	March 31, 2012
Foreign Currency Translation
Beginning Balance, July 1	$(63)	$22
Net loss on foreign currency translation (net of tax of $0 and $0)	(16)	(41)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other Comprehensive loss, net of tax	(16)	(41)
Ending Balance, March 31	(79)	(19)

Unrealized Holding Gain (Loss)
Beginning Balance, July 1	$—	$2
Net unrealized holding loss (net of tax of $0 and $1)	—	(2)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive loss, net of tax	—	(2)
Ending Balance, March 31	—	—
Total Accumulated Other Comprehensive Loss	$(79)	$(19)

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

	For The Three Months Ended March 31,
(In thousands, except share and per share data)	2013	2012

Net Income attributable to Lannett common shareholders	$3,947	$1,718

Weighted average common shares outstanding (basic)	28,490,175	28,571,062
Effect of potentially dilutive options and restricted stock awards	625,766	148,607
Weighted average common shares outstanding (diluted)	29,115,941	28,719,669

Basic earnings per common share	$0.14	$0.06
Diluted earnings per common share	$0.14	$0.06

	For The Nine Months Ended March 31,
(In thousands, except share and per share data)	2013	2012

Net Income attributable to Lannett common shareholders	$9,754	$2,533

Basic weighted average common shares outstanding	28,371,189	28,509,595
Effect of potentially dilutive options and restricted stock awards	273,642	158,686
Diluted weighted average common shares outstanding	28,644,831	28,668,281

Basic earnings per common share	$0.34	$0.09
Diluted earnings per common share	$0.34	$0.09

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012 were 265 and 2,307, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2013 and 2012 were 1,488 and 2,307, respectively.

Note 17.  Share-based Compensation

At March 31, 2013, the Company had four share-based employee compensation plans (the “Old Plan”, the “2003 Plan”, the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At March 31, 2013, there were 2,573 options outstanding.  Of those, 1,401 were options issued under the 2006 LTIP, 691 were issued under the 2003 Plan, and 481 under the 2011 Plan.  There are no further shares authorized to be issued under the Old Plan.  Under the 2003 Plan, 1,125 shares were authorized to be issued, with 167 shares under options having already been exercised under that plan since its inception.  The 2003 Plan expired on February 13, 2013 and continues to exist only to administer existing outstanding options.  Under the 2006 LTIP, 2,500 shares were authorized to be issued, with 377 shares under options having already been exercised and 708 shares of restricted stock having already vested under the plan since its inception.  At March 31, 2013, a balance of 14 shares is available in the 2006 LTIP for future issuances.

Under the 2011 LTIP, 1,500 shares were authorized to be issued.  As of March 31, 2013, 3 shares of restricted stock have vested under the plan, leaving a balance of 1,016 shares available in the 2011 LTIP for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of March 31, 2013, there was $1,616 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table presents all share-based compensation costs recognized in our statements of income, substantially all of which is reflected in the selling, general and administrative expense line:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Share based compensation
Stock options	$233	$347	$775	$1,074
Employee stock purchase plan	19	27	61	45
Restricted stock	—	124	356	540
Tax benefit at statutory rate	42	31	99	99

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Incentive Stock Options FY 2013	Non- qualified Stock Options FY 2013	Incentive Stock Options FY 2012	Non- qualified Stock Options FY 2012
Risk-free interest rate	—%	1.0%	1.1%	1.0%
Expected volatility	—%	61.5%	63.5%	63.9%
Expected dividend yield	—%	—%	—%	—%
Forfeiture rate	—%	7.50%	7.50%	7.50%
Expected term (in years)	—	6.1 years	5.2 years	5.1 years
Weighted average fair value	$—	$2.36	$2.03	$1.98

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

Options outstanding that have vested and are expected to vest as of March 31, 2013 are as follows:

(In thousands, except weighted average price and life data)	Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)
Options vested	1,499	$7.18	$5,964	4.99
Options expected to vest	977	$3.95	$6,023	8.98
Total vested and expected to vest	2,476	$5.90	$11,987	6.57

Options with a fair value of $1,247 and $945 vested during the nine months ended March 31, 2013 and 2012, respectively.

A summary of stock option award activity under the Plans as of March 31, 2013 and 2012 and changes during the nine months then ended, is presented below:

	Incentive Stock Options					Nonqualified Stock Options
(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (yrs.)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at July 1, 2012	1,871	$5.26	$			877	$8.89
Granted	—	$—				542	$4.17
Exercised	(261)	$4.92		$627		(76)	$6.11	$201
Forfeited, expired or repurchased	(197)	$7.20				(183)	$9.47
Outstanding at March 31, 2013	1,413	$5.06		$7,359	6.6	1,160	$6.78	$5,220	6.8

Outstanding at March 31, 2013 and not yet vested	518	$3.74		$3,302	8.4	556	$4.15	$3,313	9.5
Exercisable at March 31, 2013	895	$5.82		$4,057	5.5	604	$9.19	$1,907	4.2

	Incentive Stock Options				Nonqualified Stock Options
(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at July 1, 2011	1,196	$6.19			749	$9.77
Granted	714	$3.74			119	$3.65
Exercised	(5)	$2.79	$6		—	$—	$—
Forfeited, expired or repurchased	(38)	$5.50			—	$—
Outstanding at March 31, 2012	1,867	$5.28	$523	7.1	868	$8.93	$119	4.5

Outstanding at March 31, 2012 and not yet vested	888	$4.33	$377	9.0	145	$4.25	$68	9.1
Exercisable at March 31, 2012	979	$6.13	$146	5.4	723	$9.87	$51	3.6

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Restricted Stock

The Company measures restricted stock compensation costs based on the share price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 7.5% for nine months ended March 31, 2013 and 2012.

A summary of nonvested restricted stock awards as of March 31, 2013 and 2012 and changes during the nine months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value

Nonvested at July 1, 2012	74	$515
Granted	38	190
Vested	(111)	(693)
Forfeited	(1)	(12)
Nonvested at March 31, 2013	—	$—

Nonvested at July 1, 2011	155	$1,076
Granted	35	127
Vested	(113)	(665)
Forfeited	(3)	(23)
Nonvested at March 31, 2012	74	$515

Employee Stock Purchase Plan

In February 2003, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1,125 shares of the Company’s common stock for issuance under the ESPP.  During the three months ended March 31, 2013 and 2012, 16 shares and 19 shares were issued under the ESPP, respectively.  During the nine months ended March 31, 2013 and 2012, 62 shares and 48 shares were issued under the ESPP, respectively.  As of March 31, 2013, 400 total cumulative shares have been issued under the ESPP.

Note 18.  Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2013 and 2012 were $141 and $85, respectively.  Contributions to the Plan during the nine months ended March 31, 2013 and 2012 were $438 and $243, respectively.

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

The provision for federal, state and local income taxes for the three months ended March 31, 2013 and 2012 was tax expense of $1,327 and $1,057, respectively, with effective tax rates of 25% and 38%, respectively.  The provision for federal, state and local income taxes for the nine months ended March 31, 2013 and 2012 was tax expense of $5,353 and $1,788, respectively, with effective tax rates of 35% and 41%, respectively.  The effective tax rate for the three and nine months ended March 31, 2013 was lower compared to the three and nine months ended March 31, 2012 due primarily to an increase in benefits related to research and experimentation credits in Fiscal 2013, as compared to Fiscal 2012, as a result of a tax law extension passed in early 2013, with a retroactive January 1, 2012 effective date.  An increase in disqualifying dispositions of incentive stock options in the three and nine months ended March 31, 2013, as compared to March 31, 2012, provided additional benefits.  The overall decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by $232, and therefore increased the effective tax rate by 1.5% for the nine months ended March 31, 2013.  The Company expects its overall effective tax rate will be approximately 35% to 37% for the full year ended June 30, 2013.

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

As of March 31, 2013 and June 30, 2012, the Company reported total unrecognized tax benefits of $366 and $280, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2013 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2013 and June 30, 2012.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2009 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of $390 and $330 during the three months ended March 31, 2013 and 2012, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the nine months ended March 31, 2013 and 2012 were $1,081 and $456, respectively.  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal shareholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $333 and $234 at March 31, 2013 and June 30, 2012, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

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

LANNETT COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(In thousands, unless otherwise noted and per share data)

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $26 in fees and $11 in reimbursable expenses during the three months ended March 31, 2013 and $26 in fees and $4 in reimbursable expenses during the three months ended March 31, 2012.  The Company paid this consultant $80 in fees and $29 in reimbursable expenses during the nine months ended March 31, 2013 and $79 in fees and $15 in reimbursable expenses during the nine months ended March 31, 2012.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into Fiscal 2014.  In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

Note 21.  Material Contracts with Suppliers

The Company’s primary supplier of finished goods inventory is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), located in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 61% and 63% of the Company’s inventory purchases during the three months ended March 31, 2013 and 2012.  Purchases of finished goods inventory from JSP accounted for 58% and 59% of the Company’s inventory purchases during the nine months ended March 31, 2013 and 2012.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4,000 shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company.  The minimum purchase quantity in the first year of the agreement was $15,000.  Thereafter, the Company’s minimum purchase quantity increased by $1,000 per year up to $24,000 for the last year of the ten-year contract.  The Company has met the minimum purchase requirement for the first nine years of the contract, but there is no guarantee that the Company will be able to continue to do so in the future.  If the Company does not meet the minimum purchase requirements JSP has the option to terminate the agreement.

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation.  Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the NYSE MKT, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of March 31, 2013, JSP has not exercised the nomination provision of the agreement.

The Company’s financial condition, as well as its liquidity resources, is very dependent on an uninterrupted supply of product from JSP.  Should there be an interruption in the supply of product from JSP for any reason, this event would have a material impact to the financial condition of Lannett.

Note 22.  Cody Expansion Project

On December 20, 2012, the Company, through its subsidiaries Realty and Cody, entered into an agreement (“the Agreement”) with the City of Cody, Wyoming (“City of Cody”) and Forward Cody Wyoming, Inc. (“Forward Cody”), an unrelated non-profit corporation, which involves the construction of a building of approximately 24 square feet (the “Project”).  As part of the Agreement, Cody is obligated to make an additional capital investment in its existing facilities in the amount of $5,170 and create an additional 45 full time positions within three years starting June 30, 2011; Realty is required to contribute 1.66 acres of land to Forward Cody and enter into a 25 year lease agreement with Forward Cody for the Project.  As of March 31, 2013, Cody has fulfilled its $5,170 capital expenditure obligation and added 25 full-time positions; Realty has entered into the lease and contributed 1.66 acres of land pursuant to the Agreement.  Realty will make annual rent payments totaling $108 beginning on the date a Certificate of Occupancy permit is issued by the City of Cody and the Project is legally available for occupancy.  Cody will sublease the property from Realty.  Upon the fifth anniversary of occupancy, Realty has the option to purchase the Project from Forward Cody.  The purchase option continues until Realty purchases the Project.  Nothing in the Agreement should be deemed to create any relationship between Forward Cody and Realty other than the relationship of landlord and tenant.

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

This Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances.  We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made.  Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  Lannett enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to actually purchase the products at these agreed-upon prices.  If the price paid by indirect customers is lower than the price paid by the wholesaler, Lannett will provide credit, called a chargeback, to the wholesaler for the difference between the contractual price paid by the indirect customers and the wholesaler purchase price.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson increase (decrease), the reserve for chargebacks will also generally increase (decrease).  However, the size of the increase (decrease) depends on the product mix and the amount of those sales that end up at indirect customers with which the Company has specific chargeback agreements.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks on actual sales may differ from actual chargeback reserves.

Rebates — Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  As a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were approved by the FDA as a 505(b)(2) NDA, they are considered “branded” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  At the time of shipment, the Company estimates reserves for rebates and other promotional credit programs based on the specific terms in each agreement.  The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease).  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of customers that are eligible to receive rebates.

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

Other Adjustments — Other adjustments consist primarily of price adjustments, also known as “shelf-stock adjustments,” which are credits issued to reflect decreases in the selling prices of the Company’s products that customers have remaining in their inventories at the time of the price reduction.  Decreases in selling prices are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated declines in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments are included in the rebates, chargebacks and returns payable account on the balance sheet.

Reserve Activity March 31, 2013 vs. March 31, 2012

The following tables identify the reserve for each major category of revenue allowance and a summary of the activity for the nine months ended March 31, 2013 and 2012.  Unless we have specific information to indicate otherwise, actual credits issued in a given year are assumed to be related to sales recorded in prior years based on the Company’s returns policy.

For the nine months ended March 31, 2013

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2012	$7,063	$4,436	$5,540	$—	$17,039

Actual credit issued related to sales recorded in prior fiscal years	(6,586)	(4,434)	(2,521)	(66)	(13,607)

Reserve or (reversal) charged during Fiscal 2013 related to sales in prior fiscal years	(463)	139	—	66	(258)

Reserve charged to net sales during Fiscal 2013 related to sales recorded in Fiscal 2013	52,006	17,467	3,363	2,801	75,637

Actual credit issued related to sales recorded in Fiscal 2013	(45,542)	(13,918)	—	(2,801)	(62,261)

Reserve Balance as of March 31, 2013	$6,478	$3,690	$6,382	$—	$16,550

For the nine months ended March 31, 2012

(In thousands)
Reserve Category	Chargebacks	Rebates	Returns	Other	Total
Reserve Balance as of July 1, 2011	$5,497	$2,925	$5,142	$—	$13,564

Actual credit issued related to sales recorded in prior fiscal years	(5,350)	(3,084)	(3,426)	(152)	(12,012)

Reserve or (reversal) charged during Fiscal 2012 related to sales in prior fiscal years	(54)	158	—	152	256

Reserve charged to net sales during Fiscal 2012 related to sales recorded in Fiscal 2012	50,392	15,405	3,567	488	69,852

Actual credit issued related to sales recorded in Fiscal 2012	(44,092)	(11,686)	—	(488)	(56,266)

Reserve Balance as of March 31, 2012	$6,393	$3,718	$5,283	$—	$15,394

The total reserve for chargebacks, rebates, returns and other adjustments decreased from $17,039 at June 30, 2012 to $16,550 at March 31, 2013.  The decrease in the chargeback reserve is due primarily to a decrease in inventory levels at wholesale distribution centers as a result of increased gross sales to indirect customers during the nine months of Fiscal 2013 as compared to Fiscal 2012.  The decrease in the rebate reserve is due to the timing of rebates processed during the nine months of Fiscal 2013 as compared to Fiscal 2012.  The increase in the return reserve is primarily related to the increase in gross sales during Fiscal 2013.  The activity in the “Other” category for the period ended March 31, 2013 includes shelf-stock, shipping and other sales adjustments.

Inventories — The Company values its inventory at the lower of cost (determined by the first-in, first-out method) or market, regularly reviews inventory quantities on hand, and records a provision for excess and obsolete inventory based primarily on remaining product shelf-life and estimated forecasts of product demand.  The Company’s estimates of future product demand may prove to be inaccurate, in which case it may have understated or overstated the provision required for excess and obsolete inventory.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC 740.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by presently enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense/(benefit) is the result of changes in deferred tax assets and liabilities.  The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the FASB also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The factors used to assess the likelihood of realization of its net deferred tax assets are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

Intangible Assets — Indefinite-lived and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Indefinite-lived intangible assets are considered impaired if the carrying value of the asset is greater than fair value.  The fair value is determined by using a discounted cash flow analysis.  Definite-lived intangible assets are considered impaired if the carrying value of the asset is greater than the undiscounted cash flows related to the assets.  Our cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flow (including long-term growth rates), discount rates, and expectations about the amount and timing of cash flows and the probability of achieving the estimated cash flows.  As of March 31, 2013 and June 30, 2012, the Company had one indefinite-lived intangible asset in the amount of $149,000.  No events or changes in circumstances were identified during the three and nine months ended March 31, 2013 or the fiscal year ended June 30, 2012 that would indicate a need to perform impairment analyses for indefinite or definite-lived intangible assets.  As such, no impairment charges were required.

Definite-lived intangible assets are amortized over the estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  For the three months ended March 31, 2013, and 2012, the Company incurred amortization expense of $471,000 and $471,000, respectively.  For the nine months ended March 31, 2013, and 2012, the Company incurred amortization expense of $1,412,000 and $1,409,000, respectively.

Share-based Compensation — Share-based compensation costs are recognized over the vesting period based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options and the share price on the grant date to value restricted stock.  The fair value model includes various assumptions, including the expected volatility, expected life of the awards, and risk-free interest rates.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.  Refer to Note 17 of our Consolidated Financial Statements for a detailed description of our Black-Scholes weighted average assumptions for the nine months ended March 31, 2013 and 2012.

Results of Operations - Three months ended March 31, 2013 compared with three months ended March 31, 2012

Net sales for the three months ended March 31, 2013 (“Fiscal 2013”) increased 27% to $39,022,000 from $30,688,000 for the three months ended March 31, 2012 (“Fiscal 2012”).  The following factors contributed to the $8,334,000 increase in sales:

Medical Indication	Sales volume change %	Sales price change %
Antibiotic	59%	51%
Cardiovascular	24%	(9)%
Gallstone	(6)%	4%
Glaucoma	14%	50%
Gout	1515%	1%
Migraine Headache	(19)%	9%
Obesity	1%	8%
Pain Management	(1)%	24%
Thyroid Deficiency	15%	(3)%

Sales of drugs in the antibiotic medical indication increased by $1,834,000 primarily as a result of both volume and price increases on selected key products within the medical indication.  Sales of drugs used for the treatment of thyroid deficiency increased by $1,481,000 primarily as a result of increased volumes.  Sales of drugs used for cardiovascular treatment increased by $938,000, driven by increased volumes partially offset by price decreases related to additional rebates on certain products within the medical indication.  Sales of products used for pain management increased by $937,000 primarily as a result of a price increase on the Company’s C-Topical Solution product partially offset by lower volumes of Oxycodone HCL Oral Solution while the Company awaits FDA approval for this product.  Sales of drugs used for the treatment of glaucoma increased by $634,000 mainly due to price increases on key products within this medical indication.  Increased sales of drugs used for gout treatment resulting from additional volume also contributed an additional $1,666,000 to the overall increase in sales.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category for the three months ended March 31:

Customer Category (In thousands)	2013	2012

Wholesaler/Distributor	$21,592	$16,709

Retail Chain	12,810	11,243

Mail-Order Pharmacy	4,620	2,736

Total	$39,022	$30,688

The sales to wholesaler/distributor increased primarily as a result of increased net sales in a variety of products including the pain management and gout medical indications as discussed above.  Retail chain sales increased primarily as a result of increased sales for the treatment of thyroid deficiency medical indications as discussed above.  Mail-order pharmacy sales increased primarily as a result of increased sales of products in the cardiovascular and thyroid deficiency medical indications as discussed above.

Cost of sales, including amortization and product royalty expense, for the third quarter increased 20% to $23,852,000 in Fiscal 2013 from $19,797,000 in Fiscal 2012.  The increase primarily reflected the impact of the 27% increase in sales, partially offset by changes in the mix of products sold.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the third quarter of Fiscal 2013 and Fiscal 2012 were 39% and 35%, respectively.  Gross profit percentage increased primarily due to a change in the mix of products sold as discussed above.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in the future sales product mix may also occur.

Research and development (“R&D”) expenses in the third quarter increased 80% to $5,229,000 for Fiscal 2013 from $2,911,000 for Fiscal 2012.  The increase is primarily due to increased costs related to biostudies as a result of the timing of milestone achievements and third party laboratory service costs for products in development.  Additional compensation related costs incurred during Fiscal 2013 as compared to Fiscal 2012 also contributed to the increase.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the third quarter decreased 7% to $5,245,000 in Fiscal 2013 from $5,616,000 in Fiscal 2012.  The decrease is primarily due to decreases in legal and outsourced sales and marketing expenses, partially offset by increased compensation related costs incurred in Fiscal 2013, as compared to Fiscal 2012.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure as the Company continues to grow and expand.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense totaled $59,000 in the third quarter of Fiscal 2013 compared to $64,000 in Fiscal 2012.  Interest and dividend income totaling $22,000 was down slightly compared to $28,000 in the third quarter of Fiscal 2012.  The Company also recorded a gain on investment securities, during the third quarter of Fiscal 2013, totaling $538,000, of which $185,000 was unrealized and $353,000 was realized.  In comparison, during the third quarter of Fiscal 2012, the Company recorded a gain on investment securities totaling $466,000, of which $105,000 was unrealized and $361,000 was realized.

The Company recorded income tax expense in the third quarter of Fiscal 2013 of $1,327,000 compared to income tax expense of $1,057,000 in the third quarter of Fiscal 2012.  The effective tax rate for the three months ended March 31, 2013 was 25%, compared to 38% for the three months ended March 31, 2012.  The effective tax rate for the three months ended March 31, 2013 was lower compared to the three months ended March 31, 2012 due primarily to an increase in benefits related to research and experimentation credits in Fiscal 2013, as compared to Fiscal 2012, as a result of a tax law extension passed in early 2013, with a retroactive January 1, 2012 effective date.  An increase in disqualifying dispositions of incentive stock options in Fiscal 2013, as compared to Fiscal 2012, provided additional benefits.  The overall decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by $232, and therefore increased the effective tax rate by 1.5% for the three months ended March 31, 2013.  The Company expects its overall effective tax rate will be approximately 35% to 37% for the full year ended June 30, 2013.

The Company reported a net income attributable to Lannett of $3,947,000 in the third quarter of Fiscal 2013, or $0.14 basic and diluted earnings per share, as compared to net income attributable to Lannett of $1,718,000 in the third quarter Fiscal 2012, or $0.06 basic and diluted earnings per share.

Results of Operations - Nine months ended March 31, 2013 compared with nine months ended March 31, 2012

Net sales for the nine months ended March 31, 2013 (“Fiscal 2013”) increased 27% to $110,880,000 from $87,300,000 for the nine months ended March 31, 2012 (“Fiscal 2012”).  The following factors contributed to the $23,580,000 increase in sales:

Medical Indication	Sales volume change %	Sales price change %
Antibiotic	22%	9%
Cardiovascular	93%	(7)%
Gallstone	5%	4%
Glaucoma	5%	44%
Gout	499%	4%
Migraine Headache	(19)%	6%
Obesity	51%	(15)%
Pain Management	(27)%	28%
Thyroid Deficiency	11%	3%

Sales of drugs for cardiovascular treatment increased by $9,844,000 primarily due to increased volumes related to a product used for the treatment of hypertension which commenced shipping at the end of December 2011.  Sales of drugs used for the treatment of thyroid deficiency increased by $5,347,000, primarily as a result of both volume and price increases on key products within this medical indication.  Sales of drugs used for the treatment of glaucoma increased by $1,515,000 mainly due to price increases on key products within the medical indication.  Sales of drugs in the antibiotic medical indication increased by $1,469,000 primarily as a result of both volume and price increases on selected key products within the medical indication.  Increased sales of drugs used for gout treatment resulting from additional volume also contributed an additional $2,425,000 to the overall increase in sales.  Products used in the management of obesity increased by $918,000, which was largely due to increased volumes related to products launched in October 2011 and April 2012.  Sales related to pain management products were relatively flat in the first nine months of Fiscal 2013 compared to Fiscal 2012.  Additional pain management sales as a result of a price increase on the Company’s C-Topical Solution product were offset by lower volumes shipped of Morphine Sulfate Oral Solution and Oxycodone HCL Oral Solution while the Company awaits FDA approval for this product.

The Company sells its products to customers in various categories.  The table below presents the Company’s net sales to each category for the nine months ended March 31:

Customer Category (In thousands)	2013	2012

Wholesaler/Distributor	$60,324	$49,144

Retail Chain	38,409	33,247

Mail-Order Pharmacy	12,147	4,909

Total	$110,880	$87,300

The sales to wholesaler/distributor increased primarily as a result of increased net sales in a variety of products including the gout and thyroid deficiency medical indications as discussed above.  Retail chain sales increased primarily as a result of increased sales for the treatment of thyroid deficiency medical indication as discussed above.  Mail-order pharmacy sales increased primarily as a result of increased sales of products in the cardiovascular and thyroid deficiency medical indications.

Cost of sales, including amortization and product royalty expense, for the first nine months increased 14% to $68,663,000 in Fiscal 2013 from $60,366,000 in Fiscal 2012.  The increase primarily reflected the impact of the 27% increase in sales, partially offset by changes in the mix of products sold, as well as increased manufacturing efficiencies.

Amortization expense included in the cost of sales change above primarily relates to the JSP Distribution Agreement.  For the remaining term of the JSP Distribution Agreement, the Company will incur annual amortization expense of approximately $1,785,000.

Gross profit margins for the first nine months of Fiscal 2013 and Fiscal 2012 were 38% and 31%, respectively.  Gross profit percentage increased primarily due a change in the mix of products sold as discussed above, in addition to manufacturing efficiencies.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in the future sales product mix may also occur.

Research and development (“R&D”) expenses in the first nine months increased 60% to $12,565,000 for Fiscal 2013 from $7,850,000 for Fiscal 2012.  The increase is primarily due to increased costs related to biostudies as a result of the timing of milestone achievements and third party laboratory service costs for products in development.  Additional compensation related costs incurred in Fiscal 2013 as compared to Fiscal 2012 also contributed to the increase.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative (“SG&A”) expenses in the first nine months increased 12% to $16,571,000 in Fiscal 2013 from $14,780,000 in Fiscal 2012.  The increase is primarily due to additional compensation related costs, partially offset by a decrease in legal expenses in Fiscal 2013, as compared to Fiscal 2012.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a gain in the amount of $1,250,000.  As of March 31, 2013, the Company had recorded all amounts related to the agreement.

During the first nine months of Fiscal 2013 interest expense totaled $194,000 compared to $214,000 in Fiscal 2012.  Interest and dividend income totaling $84,000 was lower compared with $117,000 in Fiscal 2012.  The Company also recorded a gain on investment securities, during the first nine months of Fiscal 2013, totaling $843,000, of which $394,000 was unrealized and $449,000 was realized.  The Company recorded a gain on investment securities, during the first nine months of Fiscal 2012, totaling $169,000, of which $46,000 was an unrealized loss and $215,000 was a realized gain.

The Company recorded income tax expense in the first nine months of Fiscal 2013 of $5,353,000 compared to income tax expense of $1,788,000 in the first nine months of Fiscal 2012.  The effective tax rate for the nine months ended March 31, 2013 was 35%, compared to 41% for the nine months ended March 31, 2012.  The effective tax rate for the nine months ended March 31, 2013 was lower compared to the nine months ended March 31, 2012 due primarily to an increase in benefits related to research and experimentation credits in Fiscal 2013, as compared to Fiscal 2012, as a result of a tax law extension passed in early 2013, with a retroactive January 1, 2012 effective date.  An increase in disqualifying dispositions of incentive stock options in Fiscal 2013, as compared to Fiscal 2012, provided additional benefits.  The overall decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets by $232, and therefore increased the effective tax rate by 1.5% for the nine months ended March 31, 2013.  The Company expects its overall effective tax rate will be approximately 35% to 37% for the full year ended June 30, 2013.

The Company reported a net income attributable to Lannett of $9,754,000 in the first nine months of Fiscal 2013, or $0.34 basic and diluted earnings per share, as compared to net income attributable to Lannett of $2,533,000 in the first nine months of Fiscal 2012, or $0.09 basic and diluted earnings per share.

Liquidity and Capital Resources

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2013, working capital was $78,630,000 as compared to $66,089,000 at June 30, 2012, an increase of $12,541,000.  Net cash provided by operating activities of $13,368,000 in the first nine months of Fiscal 2013 reflected net income of $9,765,000, after adjusting for non-cash items of $5,557,000, as well as cash used by changes in operating assets and liabilities of $1,954,000.  Significant changes in operating assets and liabilities were comprised of:

•                  A decrease in trade accounts receivable of $2,402,000 resulting from the timing of receipts related to sales in the fourth quarter of Fiscal 2012.  The Company’s days sales outstanding (“DSO”), based on gross sales, at March 31, 2013 was 59 days as compared to 63 at March 31, 2012.  The level of DSO at March 31, 2013 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in inventories of $5,783,000 primarily due to the timing of fulfillment of customer orders and inventory on hand related to new product approvals.

•                  A decrease in prepaid income taxes of $1,907,000 mainly as a result of a federal tax refund received in the amount of $2,208,000 as well as estimated tax payments related to expected taxable income for Fiscal 2013.

•                  A decrease in accounts payable of $2,280,000 due to the timing of payments at the end of the quarter.

•                  A decrease in rebates, chargebacks and returns payable of $489,000 due to the timing of credits processed in Fiscal 2013 as compared to Fiscal 2012.  A decrease in inventory levels at wholesale distribution centers at March 31, 2013 as compared to June 30, 2012 also contributed to the overall decrease.

•                  An increase in accrued payroll and payroll related costs of $2,149,000 primarily related to incentive compensation costs accrued during Fiscal 2013, partially offset by Fiscal 2013 payments of incentive compensation accrued during Fiscal 2012.

Net cash used in investing activities of $4,005,000 for the nine months ended March 31, 2013 is mainly the result of purchases of property, plant and equipment of $5,889,000 and purchases of investment securities of $16,041,000, partially offset by proceeds of $17,646,000 from the sale of investment securities.

Net cash provided by financing activities of $1,157,000 for the nine months ended March 31, 2013 was primarily due to proceeds from the issuance of stock related to employee stock plans of $1,995,000, partially offset by the purchase of treasury stock pursuant to the Company’s share repurchase program totaling $440,000, and scheduled debt repayments of $379,000.

Long-term debt amounts due, for the twelve month periods ending March 31 are as follows:

Amounts Payable
(In thousands)	to Institutions

2014	$657
2015	678
2016	541
2017	554
2018	568
Thereafter	3,784

$6,782

The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on April 30, 2013 and bears an interest rate of one month LIBOR plus 2.00%.  The line was extended for three months, with equivalent terms, and is now scheduled to expire on July 31, 2013.  The interest rate at March 31, 2013 and June 30, 2012 was 2.20% and 2.25%, respectively.  Availability under the line of credit is reduced by outstanding letters of credit.  As of March 31, 2013 and June 30, 2012, the Company had $3,000,000 and $2,995,000 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of March 31, 2013, the Company was in compliance with the financial covenants under the agreement.

The Company borrowed $1,250,000 through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.  The PIDA Loan has $716,000 outstanding as of March 31, 2013 with $83,000 currently due.

In April 1999, the Company entered into a loan agreement with the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3,700,000 in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170,000.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at March 31, 2013 and June 30, 2012 was 0.34% and 0.38%, respectively.  At March 31, 2013, the Company has $290,000 outstanding on the Authority loan, of which $140,000 is classified as currently due.  In April 1999, an irrevocable letter of credit of $3,770,000 was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At March 31, 2013, no portion of the letter of credit has been utilized.

The Company has negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the one month LIBOR plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at March 31, 2013 and June 30, 2012 was 3.15% and 3.20%, respectively.  The PIDA portion of the loan is for $2,000,000, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  At March 31, 2013, the Company has $2,666,000 outstanding on the Wells Fargo portion of the loan, of which $204,000 is classified as currently due.  The PIDA Loan has $1,820,000 outstanding as of March 31, 2013 with $108,000 currently due.

The Company has executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company consolidates Cody LCI Realty, LLC (“Realty”), a variable interest entity (“VIE”), for which Cody Labs (“Cody”) is the primary beneficiary.  See Note 12 to our Consolidated Financial Statements for “Consolidation of Variable Interest Entities.”  A mortgage loan with First National Bank of Cody related to the purchase of land and building by the VIE has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $15,000.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2013, $1,290,000 is outstanding under the mortgage loan, of which $122,000 is classified as currently due with a rate of 4.5%.  The mortgage is collateralized by the land and building.

Prospects for the Future

Generic pharmaceutical manufacturers and distributors are constantly faced with pricing pressures in the marketplace as competitors attempt to lure business from distributors, wholesalers and chain retailers by offering lower prices than the incumbent supplier.  Lannett differentiates itself in the marketplace by complementing its lower cost offerings with higher levels of customer service and quality products.  Our products face intense market conditions in which competitors are continually attempting to supplant Lannett as the preferred vendor.  To combat this the Company has many generic products under development.  These products are orally-administered, topical, ophthalmic and parenteral products designed to be generic equivalents to brand named innovator drugs.  The Company’s developmental drug products are intended to treat a diverse range of indications.

As one of the oldest generic drug manufacturers in the country, formed in 1942, Lannett currently owns several ANDAs for products which it does not manufacture and market.  These ANDAs are dormant on the Company’s records.  Occasionally, the Company reviews such ANDAs to determine if the market potential for any of these older drugs has changed, so as to make it attractive for Lannett to reconsider manufacturing and selling it.  If the Company makes the determination to introduce one of these products into the marketplace, it must review the ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of that drug.  If no changes are made to the product and it meets current specifications, the Company may begin selling it.  Minor changes may be made, however, if any significant changes are needed, the Company would then be required to redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for ANDA supplements is similar to that of a new ANDA.  Generally, in these situations, the Company must file a supplement with the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, or the raw material supplier of the previously-approved ANDA.  Recently, the FDA has announced that it will prioritize its review of 3,800 Chemistry Manufacturing and Control (“CMC”) supplements in order to make progress on reviewing a backlog of over 2,200 ANDAs.

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

As a result of its April 2007 acquisition of Cody the Company has become a vertically integrated manufacturer and distributor of controlled substance pharmaceutical products.  In July 2008, the DEA granted Cody a license to directly import raw poppy straw for conversion into narcotic Active Pharmaceutical Ingredients (“API”) and/or various pharmaceutical products.  To date, only six other companies in the U.S. have been granted this license and it is unlikely, given the heightened regulatory environment, that more licenses will be granted.  This import license, and Cody’s API manufacturing expertise, will allow the Company to avoid inflated costs and potential supply interruptions associated with sourcing API from third-parties.  Further, the license provides the Company the opportunity to become a supplier of API to the pharmaceutical industry, if a profitable opportunity arises.  By maximizing the value of Cody, the Company believes that it will be well-positioned to take advantage of a potential increase in demand for controlled substance pharmaceutical products resulting from an aging domestic population.

The sale of pain management products approximated 17% of net sales for the year Fiscal 2012 and 13% of net sales for the first nine months of Fiscal 2013.  The Company had supply issues with its Oxycodone HCl Oral Solution product starting in the third quarter of Fiscal 2011 due to the limitations by the DEA to grant additional manufacturing quota to Cody for its production.  Further, due to the FDA’s actions against Oxycodone HCl Oral Solution in Fiscal 2013, Lannett may experience a decrease in the percentage of sales related to pain management products during Fiscal 2013 and beyond, while the Company waits for approval of this product.

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

Occasionally, the Company will work on developing a drug product that does not require FDA approval.  Certain prescription drugs do not require prior FDA approval before marketing.  They include, for instance, drugs listed as DESI drugs (Drug Efficacy Study Implementation) which are under evaluation by FDA, Grandfathered Drugs, and prescription multivitamin drugs.  A generic manufacturer may sell products which are chemically equivalent to innovator drugs, under FDA rules, by simply performing and internally documenting the normal research and development involved in bringing a new product to market.  Under this scenario, a generic company can forego the time required for FDA approval.

More specifically, certain products, marketed prior to the Federal Food, Drug and Cosmetic Act may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempt from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”  Beginning in 2006, the FDA has increased its efforts to force companies to obtain FDA approval for these GRASE products.  Efforts have included granting market exclusivity to approved GRASE products and issuing notices, to stop manufacture of GRASE products until formal FDA approval is granted, to companies currently producing these products.

The Company has entered supply and development agreements with certain international companies, including Wintac of India, Orion Pharma of Finland, Azad Pharma AG and Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed) and the GC Group of Israel, as well as certain domestic companies, including JSP, Banner Pharmacaps, Cerovene and Summit Bioscience.  The Company is currently in negotiations on similar agreements with other international companies, through which Lannett will market and distribute products manufactured by Lannett or by third parties.  Lannett intends to use its strong customer relationships to build its market share for such products, thereby increasing future revenues and income.

The majority of the Company’s R&D projects are being developed in-house under Lannett’s direct supervision and with Company personnel.  Hence, the Company does not believe that its outside contracts for product development are material in nature, nor is the Company substantially dependent on the services rendered by such outside firms.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lannett Company, Inc. (the “Company”) has debt instruments with variable interest rates.  The Company has a $3,000,000 line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on April 30, 2013 and bears an interest rate of one month LIBOR plus 2.00%.  The line was extended for three months, with equivalent terms, and is now scheduled to expire on July 31, 2013.  The interest rate at March 31, 2013 and June 30, 2012 was 2.20% and 2.25%, respectively.  Availability under the line of credit is reduced by outstanding letters of credit.  As of March 31, 2013 and June 30, 2012, the Company had $3,000,000 and $2,995,000 of availability under the line of credit, respectively.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit is collateralized by the working capital assets of the Company.  As of March 31, 2013, the Company was in compliance with the financial covenants under the agreement.

The Company has negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and PIDA.  The Wells Fargo portion of the loan is for $3,056,000, bears a floating interest rate of the one month LIBOR plus 2.95%, amortizes the loan over a 15 year term and has an 8 year maturity date.  The effective interest rate at March 31, 2013 and June 30, 2012 was 3.15% and 3.20%, respectively.  At March 31, 2013, the Company has $2,666,000 outstanding on the loan, of which $204,000 is classified as currently due.

A mortgage loan with First National Bank of Cody related to the purchase of land and building by Cody LCI Realty, LLC, a variable interest entity, has also been consolidated in the Company’s consolidated balance sheets.  The mortgage requires monthly principal and interest payments of $15,000.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2013, $1,290,000 is outstanding under the mortgage loan, of which $122,000 is classified as currently due with a rate of 4.5%.  The mortgage is collateralized by the land and building.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three and nine months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 2013, Richard Asherman, the former President of Cody Laboratories, Inc. (“Cody”) and a member in Cody LCI Realty, LLC (“Realty”), filed a complaint in Wyoming state court against Lannett Company, Inc. (“the Company”) and Cody.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody, claiming, among other things, that Cody is in violation of certain zoning laws and that Cody is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody.  Mr. Asherman claims Cody is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350,000 to $400,000.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have Lannett (i) pay him 50% of the value of 1.66 acres of land that Realty agreed to donate to the City of Cody, Wyoming, which land was previously valued at approximately $380,000, and (ii) acquire Mr. Asherman’s interest in Realty for an unspecified price.  Alternatively, Mr. Asherman seeks to dissolve Realty.

The Company and Cody opposed the application for a temporary restraining order and, following a hearing on April 18, 2013, the Court denied the relief to Mr. Asherman.  The Company strongly disputes the claims in the complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  Specifically, the Company asserts that it is and has always been in compliance with local zoning laws, which permits the operation of a pharmaceutical facility, that Mr. Asherman, in fact, previously represented this to Lannett.  It also asserts that the City of Cody has never taken the position or advised Cody that the Cody facility was operating in violation of the local zoning laws.  The Company also asserts that Cody has in place a sufficient level of property insurance coverage.  Cody also strongly disputes the claims in the complaint, including that it is required to pay Mr. Asherman severance, as Cody terminated Mr. Asherman for cause, following the issuance of a letter of reprimand.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months salary plus the vesting of certain stock options and continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss to the Company.

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

LANNETT COMPANY, INC.

Dated: May 9, 2013	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: May 9, 2013	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: May 9, 2013	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document*

101.SCH	XBRL Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*       Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.