Form 10-K
period 2013-06-30
LANNETT CO INC
filed 2013-09-12
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Common Stock, $.001 Par Value

(Title of class)

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2012 was $80,924,677 based on the closing price of the stock on the NYSE MKT.

As of August 31, 2013, there were 30,388,679 shares of the registrant’s common stock, $.001 par value, outstanding.

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

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania, and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of brand pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2013.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

The Company has experienced net sales growth at a compounded annual growth rate in excess of 23% over the past twelve years.  In that time period net sales went from approximately $12.1 million in fiscal year 2001 to approximately $151.1 million in fiscal year 2013.  This growth has been achieved primarily through strategic partnerships and launches of additional manufactured drugs as well as opportunities resulting from our strong historical record of regulatory compliance.

All products that we currently manufacture and/or distribute are prescription products.  Of the products listed in the table entitled “Current Products” below, our top five products collectively accounted for approximately 69% of our net sales in fiscal years 2013, 2012 and 2011.

Competitive Strengths

Vertically Integrated Manufacturer, Supplier and Distributor of Narcotics and Controlled Drugs.  In July 2008, the U.S. Drug Enforcement Administration (“DEA”) granted Cody Laboratories, Inc. (“Cody Labs”) a license to directly import concentrated poppy straw for conversion into opioid-based active pharmaceutical ingredients (“APIs”) for use in various dosage forms for pain management.  This license, along with Cody Labs’ expertise in API development and manufacture allows the Company to perform in a market with high barriers to entry, no foreign competition, and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.

Proven Ability to Develop Successful Products and Achieve Scale in Production.  We believe that our ability to select viable products for development, efficiently develop such products, including obtaining any applicable regulatory approvals, vertically integrate into certain markets and achieve economies of scale in production are critical for our success in the generic pharmaceutical industry in which we operate.  We intend to focus on long-term profitability driven in part by securing market positions with less competition.

Efficient Development Systems and Manufacturing Expertise for New Products.  We believe that our manufacturing expertise, low overhead expenses, efficient product development, and marketing capabilities can help us remain competitive in the generic pharmaceutical market.  We intend to dedicate significant capital toward developing new products because we believe our success is linked to our ability to continually introduce new generic products into the marketplace.  Competition from new and other market participants for the manufacture and distribution of certain products would likely affect our market share with respect to such products as well as force us to reduce our selling price for such products due to their increased availability.  As a result, we believe that our success depends on our ability to properly assess the competitive market of new products, including market share, the number of competitors and the generic unit price erosion.  We intend to reduce our exposure to competitive influences that may negatively affect our sales and profits, including the potential saturation of the market for certain products, by continuing to emphasize maintenance of a strong research and development (“R&D”) pipeline.

Mutually Beneficial Supply and Distribution Arrangements.  In 2004, we entered into an exclusive ten-year distribution agreement (the “JSP Distribution Agreement”) with Jerome Stevens Pharmaceuticals (“JSP”) covering four different product lines.  Two of these product lines, Levothyroxine Sodium and Digoxin, collectively accounted for approximately 46% of our net sales in fiscal year 2013 and both products have experienced significant market growth in sales over the past few years.  On August 19, 2013 the Company reached an agreement with JSP to extend the term of the initial agreement.  Refer to Note 22 “Subsequent Events” for more information.

Dependable Supplier to our Customers.  We believe we are viewed within the generic pharmaceutical industry as a strong, dependable supplier.  We have cultivated strong and dependable customer relationships by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders.  A majority of our orders are filled and shipped either on the day that we receive the order, or the following day.

Strong Track Record of Obtaining Regulatory Approvals for New Products.  During the past two fiscal years, we have received eight approved Abbreviated New Drug Applications (each, an “ANDA”) and one approved ANDA supplement from the Food and Drug Administration (the “FDA”).  We currently expect to receive several more during the next fiscal year.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

Reputation for Regulatory Compliance.  We have a strong track record of regulatory compliance.  We believe that we have strong effective regulatory compliance capabilities and practices which result from the hiring of qualified individuals and the implementation of strong current Good Manufacturing Practices (“cGMP”).  Our agility in responding quickly to market events and a reputation for regulatory compliance position us to avail ourselves of market opportunities as they are presented to us.

In addition, narcotics which are classified by the DEA as “controlled drugs” are subject to a rigorous regulatory compliance regimen.  We are one of seven companies in the U.S. that have been granted a license from the DEA to import raw concentrated poppy straw for conversion into APIs.  Such licenses are renewed annually, and non-compliance could result in a license not being renewed.  As a result, we believe that our strong reputation for regulatory compliance allows us to have a competitive edge in managing the production and distribution of controlled drugs.

Business Strategies

Continue to Broaden our Product Lines Through Internal Development and Strategic Partnerships.  We are focused on increasing our market share in the generic pharmaceutical industry while concentrating additional resources on the development of new products, with an emphasis on controlled substance products.  We continue to improve our financial performance by expanding our line of generic products, increasing unit sales to current customers, creating manufacturing efficiencies, and managing our overhead and administrative costs.

We have targeted four strategies for expanding our product offerings: (1) deploying our experienced R&D staff to develop products in-house, (2) entering into product development agreements or strategic partnerships with third-party product developers and formulators, (3) purchasing ANDAs from other generic manufacturers and (4) marketing drugs under brand names.  We expect that each method will facilitate our identification, selection and development of additional generic pharmaceutical products that we may distribute through our existing network of customers.

We have several existing supply and development agreements with both international and domestic companies, and are currently in negotiations on similar agreements with additional companies, through which we can market and distribute future products.  We intend to capitalize on our strong customer relationships to build our market share for such products.

Improve our Operating Profile in Certain Targeted Specialty Markets.  In certain situations, we may increase our focus on particular specialty markets within the generic pharmaceutical industry.  By narrowing our focus to specialty markets, we can provide product alternatives in categories with relatively fewer market participants.  We plan to strengthen our relationships with strategic partners, including providers of product development research, raw materials, APIs and finished products.  We believe that mutually beneficial strategic relationships in such areas, including potential financing arrangements, partnerships, joint ventures or acquisitions, could enhance our competitive advantages in the generic pharmaceutical market.

Leverage Ability to Vertically Integrate as a Manufacturer, Supplier and Distributor of Controlled Substance Products.  One initiative that is at the core of the Company’s strategy is to continue leveraging the asset we acquired in Cody Labs in 2007.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based APIs for use in various dosage forms for pain management.  The value of this license comes from the fact that, to date, only six other companies in the U.S. have been granted this license.  This license, along with Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry, no foreign competition, and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture non-opioid-based APIs.

The Company believes that the demand for controlled substance, pain management drugs will continue to grow as the “Baby Boomer” generation ages.  By concentrating additional resources in the development of opioid-based APIs and dosage forms, the Company is well-positioned to take advantage of this opportunity.  The Company is currently vertically integrated on two products with several others in various stages of development.

Key Products

Levothyroxine Sodium tablets are produced and marketed with 12 varying potencies.  In addition to generic Levothyroxine Sodium tablets, we also market and distribute Unithroid® tablets, a brand version of Levothyroxine Sodium tablets, which is produced and marketed with 11 varying potencies.  Both generic Levothyroxine Sodium and Unithroid® tablets are manufactured by JSP.  Levothyoxine Sodium tablets remain one of the most prescribed drugs in the U.S. and are used by patients of various ages and demographic backgrounds for the treatment of thyroid deficiency.  Net sales of Levothyroxine Sodium and Unithroid® tablets totaled $58.0 million in 2013.  In our distribution of these products, we compete with two brand Levothroxine Sodium products—Abbott Laboratories’ Synthroid® and Monarch Pharmaceutical’s Levoxyl®— as well as generic products from Mylan and Sandoz.

Digoxin tablets are produced and marketed with two different potencies.  This product is manufactured by JSP and we distribute it under the JSP Distribution Agreement.  Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographics.  Net sales of this product totaled $11.7 million in 2013.  In our distribution of these products, we compete with two similar generic products from Impax and West-Ward and the brand Lanoxin from Covis.

We distribute three products containing Butalbital.  We have manufactured and sold one of the products, Butalbital with Aspirin and Caffeine capsules, for more than 20 years.  The other Butalbital product, Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules, is manufactured by JSP and distributed under the JSP Distribution Agreement.  Both Butalbital products, which are in orally administered capsule dosage forms, are prescribed to treat migraines and tension headaches caused by contractions of the muscles in the neck and shoulder area.  The drug is prescribed primarily for adults of various demographics.  Migraines are an increasingly prevalent condition in the United States and we believe the demand for effective medical treatments will continue to increase.  Although new innovator drugs to treat migraines have been introduced by brand name drug companies, we believe that there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.

Cocaine Topical™ Solution (“C-Topical®”) is produced and marketed under a preliminary new drug application (“PIND”) in two different strengths and two different size containers.  Sales of C-Topical® approximated 10% of Lannett’s net sales during Fiscal 2013.  This drug is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery.

Morphine Sulfate Oral Solution is produced and marketed in three different size containers.  We manufacture this product at Cody Labs and are currently finishing the manufacturing methods and capabilities to make the API.  This drug is prescribed primarily for the management of pain in adults where other products or delivery methods are not tolerable.  As recently as March 2009, nine different companies, including Lannett, were manufacturing and/or distributing this product.  As a result of enforcement actions by the FDA during fiscal years 2009 and 2010 (see Item 1.  Government Regulation), six of those companies, including Lannett, voluntarily left the market by July 2010.  From July 2010 through June 2011, only one company had an approved NDA for this product and enjoyed market exclusivity until Lannett became the second approved manufacturer of this product in June 2011 and resumed sales of this product during the first fiscal quarter of 2012.

Oxycodone HCl Oral Solution (“Oxycodone”) was produced until August 20, 2012 and marketed until October 4, 2012 in two different size containers, at which point, as a result of FDA enforcement actions against market participants, the Company voluntarily exited the market.  Prior to the enforcement actions the Company had submitted an ANDA to the FDA.  The Company was granted expedited review for this application.  The Company expects to receive approval and resume selling Oxycodone in the near future.  Once approval is granted we will resume manufacture of these solution dosage forms at our Cody Labs subsidiary.

Validated Pharmaceutical Capabilities

Our 31,000 square foot manufacturing facility sits on 3.5 acres of Company owned land.  In addition, we own a 63,000 square foot building residing on 3.0 acres of Company owned land.  This facility is located within one mile of our manufacturing facility.  The facility houses packaging, research and development, and has capacity for additional manufacturing space, if needed.  We also own a 66,000 square foot building on 7.3 acres of land, which is used for certain administrative functions, warehouse space and shipping.  It also has capacity for additional manufacturing space, if needed.  All three of these buildings are located in Philadelphia, Pennsylvania.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of an approximately 73,000 square foot facility located on approximately 15.0 acres of land in Cody, Wyoming.  Cody Labs leases the facility from Cody LCI Realty, LLC (“Realty”), which is 50% owned by Lannett and 50% by a former officer of Cody Labs.  Cody Labs’ manufacturing facility currently has capacity for further expansion, both inside and outside the existing structure.

We have adopted many new processes in support of regulations relating to cGMPs in the last several years, and we believe we are operating our facilities in substantial compliance with the FDA’s cGMP regulations.  In designing our facilities, full attention was given to material flow, equipment and automation, quality control and inspection.  A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers, and high-speed bottle filling are a few examples of the sophisticated product development, manufacturing and packaging equipment used in the production process.  In addition, our Quality Control laboratory facilities are equipped with high precision instruments, such as automated liquid chromatographs, gas chromatographs, and laser particle size analyzers.

We continue to pursue the FDA’s comprehensive plan entitled “Quality by Design” for improving and maintaining quality control and quality assurance programs in our pharmaceutical development and manufacturing facilities.  The FDA periodically inspects our production facilities to determine our compliance with the FDA’s manufacturing standards.  Typically, after completing its inspection, the FDA will issue a report, entitled a “Form 483”, containing observations arising from an inspection.  The FDA’s observations may be minor or severe in nature and the degree of severity is generally determined by the time necessary to remediate the cGMP violation, any consequences to the consumer of the products, and whether the observation is subject to a Warning Letter from the FDA.  By strictly complying with cGMPs and the various FDA guidelines, and Good Laboratory Practices (“GLPs”), as well as adherence to our Standard Operating Procedures, we have successfully minimized the number of observations in our FDA inspections in recent years, and in more than 70 years of business have never received a Warning Letter.

Research and Development Process

Over the past several years, we have heavily invested in R&D projects.  The costs of these R&D efforts are expensed during the periods incurred.  We believe that such costs may be recovered in future years when we receive marketing approval from the FDA to distribute such products.  We have embarked on a plan to grow in future years, which includes organic growth to be achieved through our R&D efforts.  We expect that our growing list of generic products under development will drive future growth.  Over the past several years, we have hired additional personnel in product development, production, and formulation.  The following steps outline the numerous stages in the generic drug development process:

1.)          Formulation and Analytical Method Development.  After a drug candidate is selected for future sale, product development scientists perform various experiments on the incorporation of active ingredients into a dosage form.  These experiments will result in the creation of a number of product formulations to determine which formula will be most suitable for our subsequent development process.  Various formulations are tested in the laboratory to measure results against the innovator drug.  During this time, we may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients.  During the formulation phase, our R&D chemists begin to develop an analytical, laboratory testing method.  The successful development of this test method will allow us to test developmental and commercial batches of the product in the future.  All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the Chemistry, Manufacturing and Controls section of the ANDA submitted to the FDA.

2.)          Scale-up and Tech Transfer.  After product development scientists and the R&D chemists agree on a final formulation for use in moving the drug candidate forward in the developmental process, we then attempt to increase the batch size of the product.  The batch size represents the standard magnitude to be used in manufacturing a batch of the product.  The determination of batch size affects the amount of raw material that is used in the manufacturing process and the number of expected dosages to be created during the production cycle.  We attempt to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections.  The scaled-up batch is then generally produced in our commercial manufacturing facilities.  During this manufacturing process, we document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product.  This information, generally referred to as the validated manufacturing process, is included in the ANDA.

3.)          Bioequivalency and Clinical testing.  After a successful scale-up of the generic drug batch, we schedule and perform bioequivalency testing on the product, and in some cases clinical testing if required by the FDA.  These procedures, which are generally outsourced to third parties, include testing the absorption of the generic product in the human bloodstream compared to the absorption of the innovator drug.  The results of this testing are then documented and reported to us to determine the “success” of the generic drug product.  Success, in this context, means that we are able to demonstrate that our product is comparable to the innovator product in dosage form, strength, route of administration, quality, performance characteristics and intended use.

Since bioequivalence (meaning that the product performs in the same manner and in the same amount of time as the innovator drug) and a stable formula are the primary requirements for a generic drug approval (assuming the manufacturing plant is in compliance with the FDA’s cGMP regulations).  Lengthy and costly clinical trials proving safety and efficacy, which are required by the FDA for innovator drug approvals, are typically unnecessary for generic companies.  If the results are successful, we will continue the collection of information and documentation for assembly of the drug application.

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

According to information obtained from the FDA, the current FDA median review time for ANDAs is 31 months.  While we have received approval for some of our ANDAs in as little as 14 months, we have also waited longer than 36 months before receiving approval.  Subsequently, the FDA advised that electronic submissions of applications may shorten the approval process.  We currently file our ANDAs and NDAs electronically.  On July 9, 2012 the Food and Drug Administration Safety and Innovation Act was enacted, which included the Generic Drug User Fee Amendments of 2012 (“GDUFA”).  Under these Amendments the FDA committed to reviewing 90% of complete electronic generic applications within 10 months after the date of submission.  ANDAs and NDAs submitted for our products may not receive FDA approval on a timely basis, or at all.

When a generic drug company files an ANDA with the FDA, they must certify either (i) that no patent was filed for the listed drug (a “paragraph I” certification), (ii) that the patent has expired (a “paragraph II” certification), (iii) that the patent will expire on a specified date and the ANDA filer will not market the drug until that date (a “paragraph III” certification), or (iv) that the patent is invalid or would not be infringed by the manufacture, use, or sale of the new drug (a “paragraph IV” certification). A paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers.  A paragraph IV certification can trigger an automatic 30 month stay of the ANDA if the innovator company files a claim which would delay the approval of the generic company’s ANDA.  To date, we have filed one paragraph IV certification.

Sales and Customer Relationships

We sell our pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  We promote our products through direct sales, trade shows, and bids.  We continue to expand our sales to major chain drug stores.  Our practice of maintaining an adequate inventory, employing a responsive order filling system and prioritizing timely fulfillment of those orders have contributed to a strong reputation among our customers as a dependable supplier of high quality generic pharmaceuticals.

Management

We have been focused on enhancing the quality of our management team in anticipation of continuing growth.  We have hired experienced personnel from large, established, brand pharmaceutical companies as well as competing generic companies to complement the skills and knowledge of the existing management team.  As we continue to grow, additional personnel may need to be added to our management team.  We intend to hire the best people available to expand the knowledge base and expertise within our personnel ranks.

Current Products

As of the date of this filing, we manufactured and/or distributed the following products:

Name of Product		Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Butalbital, Acetaminophen and Caffeine Tablets	Migraine	Fioricet®
3	Butalbital, Aspirin and Caffeine Capsules	Migraine	Fiorinal®
4	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules	Migraine	Fiorinal w/ Codeine #3®
5	Clindamycin HCl Capsules	Antibiotic	Cleocin®
6	C-Topical ® Solution	Anesthetic	N/A
7	Danazol Capsules	Endometriosis	Danocrine®
8	Dicyclomine Tablets	Irritable Bowel Syndrome	Bentyl®
9	Dicyclomine Capsules	Irritable Bowel Syndrome	Bentyl®
10	Diethylpropion HCl IR and ER Tablets	Obesity	Tenuate® and Dospan®
11	Digoxin Tablets	Congestive Heart Failure	Lanoxin®
12	Doxycycline Tablets	Antibiotic	Adoxa®
13	Doxycycline Hyclate Tablets	Antibiotic	Periostat®
14	Fluphenazine Tablets	Antipsychotic	Prolixin®
15	Hydromorphone HCl Tablets	Pain Management	Dilaudid®
16	Levothyroxine Sodium Tablets	Thyroid Deficiency	Levoxyl®/ Synthroid®
17	Loxapine Succinate Capsules	Antipsychotic	Loxitane®
18	Morphine Sulfate Oral Solution	Pain Management	N/A
19	Phentermine HCl Tablets	Obesity	Adipex-P®
20	Phentermine HCl Capsules	Obesity	Fastin®
21	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
22	Primidone Tablets	Epilepsy	Mysoline®
23	Probenecid Tablets	Gout	Benemid®
24	Rifampin Capsules	Antibiotic	Rifadin®
25	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
26	Triamterene w/Hydrochlorothiazide Capsules	Hypertension	Dyazide®
27	Unithroid® Tablet	Thyroid Deficiency	N/A
28	Ursodiol Capsules	Gallstone	Actigall ®

Unlike the brand, innovator companies, we do not develop new molecules.  However, we have filed and received two patents for APIs at our Cody, Wyoming manufacturing facility, with additional patents in process but not yet filed.

In fiscal years 2013 and 2012, we received a total of nine ANDA/ANDA supplement approvals from the FDA.  The following summary contains more specific details regarding our latest ANDA approvals.  Market data was obtained from Wolters Kluwer and IMS.

In July 2011, we received a letter from the FDA with approval to market and launch Diethylpropion HCl Tablets, 25 mg.  Diethylpropion HCl Tablets, 25 mg, is therapeutically equivalent to the reference listed drug, Tenuate® Tablets, 25 mg, of Watson Pharmaceuticals.  Retail pharmacy sales of Diethyloproprion HCl Tablets, 25 mg, at AWP were approximately $3.3 million for the year ended May, 2011.  Additional sales of this drug are made through bariatric clinics.

In July 2011, we received a letter from the FDA with approval to market and launch Phentermine HCl capsules, 37.5 mg.  Phentermine HCl capsules, 37.5 mg, is therapeutically equivalent to the reference listed drug, Adipex-P® Capsules, 37.5 mg, of Teva Pharmaceuticals USA.  Sales of Phentermine HCl Capsules, 37.5 mg, at AWP were approximately $8.8 million for the year ended May 2011.  Additional sales of this drug are made through bariatric centers.

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

In January 2012, we received a letter from the FDA with approval of a supplemental Abbreviated New Drug Application for Phentermine HCl Capsules, 15 mg.  Sales of Phentermine HCl Capsules, 15 mg, at AWP were approximately $11.0 million for the year ended December 2011.  Additional sales of this drug are made through bariatric centers.

In September 2012 we received a letter from the FDA with approval to market and launch Butalbital, Acetaminophen and Caffeine Tablets, USP, 50mg/325mg/40mg.  According to IMS, for the year ended July 2012 total sales of Butalbital, Acetaminophen and Caffeine Tablets at AWP were approximately $30 million, of which about $15 million was for the brand version, Fioricet®.

We have additional products currently under development which are orally administered solid-dosage products (i.e. tablet/capsule) or oral solutions, topicals or parentarels designed to be generic equivalents to brand named innovator drugs.  Our developmental drug products are intended to treat a diverse range of indications.  The products under development are at various stages in the development cycle—formulation, scale-up, clinical testing and FDA review.

The cost associated with each product that we are currently developing is dependent on numerous factors, including but not limited to, the complexity of the active ingredient’s chemical characteristics, the price of the raw materials and the FDA-mandated requirement of bioequivalence studies (depending on the FDA’s Orange Book classification).  The cost to develop a new generic product varies but could range up to several million dollars.

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

The majority of our R&D projects are being developed in-house and thus our contracts with third-parties for product development are not material in nature, nor are we substantially dependent on the services rendered by such outside firms.

The following table summarizes key information related to our R&D products.  The column headings are defined as follows:

1.)          Stage of R&D — defines the current stage of the R&D product in the development process, as of the date of this Form 10-K.

2.)          Regulatory Requirement — defines whether the R&D product is or is expected to be a new ANDA submission, an ANDA supplement.

3.)          Number of Products — defines the number of products in R&D at the stage noted.  In this context, a product means any finished dosage form, including all potencies, containing the same API or combination of APIs and which represents a generic version of the same Reference Listed Drug (“RLD”) or innovator drug, identified in the FDA’s Orange Book.

Stage of R&D	Regulatory Requirement	Number of Products
FDA Review	ANDA	15
FDA Review	ANDA Supplement	3
Clinical Testing	ANDA	6
Scale-Up	ANDA	14
Scale-Up	ANDA Supplement	2
Formulation/Method Development	ANDA	13

We incurred R&D expenses of approximately $16.3 million in fiscal year 2013, $11.8 million in fiscal year 2012, and $8.6 million in fiscal year 2011.  These amounts included expenses associated with bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, Pennsylvania, we have also been taking steps to capitalize on favorable development costs in other countries.  We have strategic partnerships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established between Lannett and these development partners and in some cases include a royalty provision.  Development payments are normally scheduled in advance, based on attaining development milestones.

Raw Materials and Finished Goods Suppliers

Our use of raw materials in the production process consists of using pharmaceutical chemicals in various forms that are generally available from several sources.  FDA approval is required in connection with the process of using active ingredient suppliers.  In addition to the raw materials we purchase for the production process, we purchase certain finished dosage inventories.  We sell these finished dosage form products directly to our customers along with the finished dosage form products manufactured in-house.  We generally take precautionary measures to avoid a disruption in raw materials and finished goods, such as finding secondary suppliers for certain raw materials or finished goods when available.

Our primary finished goods supplier is JSP in Bohemia, New York.  Purchases of finished goods from JSP accounted for approximately 60% of our inventory purchases in fiscal year 2013, 64% in fiscal year 2012 and 64% in fiscal year 2011.  On March 23, 2004, we entered into the JSP Distribution Agreement for the exclusive distribution rights in the United States to the current line of JSP products.  The products covered under the JSP Distribution Agreement include Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  The initial term of the JSP Distribution Agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  See Note 20 “Material Contracts with Suppliers” and Note 22 “Subsequent Events” to our consolidated financial statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement and subsequent amendment.

During the term of the JSP Distribution Agreement, we are required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products that we distribute.  The minimum quantity to be purchased in the first year of the JSP Distribution Agreement was $15.0 million.  Thereafter, the minimum purchase quantity increases by $1.0 million per year up to $24.0 million for the last year of the JSP Distribution Agreement.  We have met each applicable minimum purchase requirement to date, but there is no guarantee that we will be able to continue to do so in Fiscal 2014.  If we do not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the JSP Distribution Agreement.  On August 19, 2013 the Company reached an agreement with JSP to extend the term of the initial agreement.  Refer to Note 22 “Subsequent Events” for more information.

We have entered into definitive supply and development agreements with international companies, including, Azad Pharma AG, Swiss Caps of Switzerland, and Pharma 2B (formerly Pharmaseed) and The GC Group of Israel, as well as domestic companies, including JSP, Cerovene, and Summit Bioscience LLC.  We are currently in negotiations on similar agreements with other companies, through which we will market and distribute future products manufactured in-house or by third parties.  We intend to capitalize on our strong customer relationships to build market share for such products, and increase future revenues and income.

Customers and Marketing

We sell our products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores and other pharmaceutical companies.  The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, Cardinal Health, and McKesson, accounted for 12%, 10%, and 9%, respectively, of our net sales in fiscal year 2013 and 11%, 12% and 9%, respectively, of our net sales in fiscal year 2012.  Our largest chain drug store customer, Walgreens, accounted for 17% and 18% of net sales in fiscal year 2013 and fiscal year 2012, respectively.  We perform ongoing credit evaluations of our customers’ financial condition, and have experienced no significant collection problems to date.  Generally, we require no collateral from our customers.

Sales to wholesale customers include “indirect sales,” which represent sales to third-party entities, such as independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  We enter into definitive agreements with our indirect customers to establish pricing for certain covered products.  Under such agreements, the indirect customers independently select a wholesaler from which to purchase the products at these agreed-upon prices.  We will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price.  This credit is called a “chargeback.”  For more information on chargebacks, see the section entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.  These indirect sale transactions are recorded on our books as sales to wholesale customers.

We promote our products through direct sales, trade shows and group purchasing organizations’ bidding processes.  We also market our products through private label arrangements, under which we manufacture our products with a label containing the name and logo of our customer.  This practice is commonly referred to as “private label business.”  Private label business allows us to leverage our internal sales efforts by using the marketing services from other well-respected pharmaceutical suppliers.  The focus of our sales efforts is the relationships we create with our customer accounts.  Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Historically and in fiscal years 2013, 2012 and 2011, our advertising expenses were immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Product	Primary Competitors

Butalbital, Acetaminophen and Caffeine Tablets	Mallinckrodt, Mikart, Mirror, Qualitest and Watson

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Watson and Breckenridge

C-Topical® Solution	Alternative products to meet the need

Digoxin Tablets	Covis, Impax, and West-Ward

Doxycycline Hyclate and Monohydrate Tablets	Par, Mylan, Sandoz and Ranbaxy

Hydromorphone HCl Tablets	Mallinckrodt, Roxane and Purdue

Levothyroxine Sodium Tablets	Abbott, Monarch, Mylan and Sandoz

Morphine Sulfate Oral Solution	Roxane and Mallinckrodt

Primidone Tablets	Watson, Qualitest and Amneal

Rifampin Capsules	Sandoz and Versapharm

Triamterene w/Hydrochlorothiazide Capsules	GSK, Sandoz and Mylan

Unithroid® Tablets	Abbott, Monarch, Mylan and Sandoz

Ursodiol Capsules	Epic, Mylan and Watson

Government Regulation

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA, and, in cases of controlled substance products the DEA, and to a lesser extent by other federal regulatory bodies and state governments.  The FDCA, the Controlled Substance Act (the “CSA”) and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising, and promotion of our generic drug products.  Noncompliance with applicable regulations can result in fines, product recalls, and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment, and refusal of the government to approve new drug applications.  The FDA also has the authority to revoke previously approved drug applications.

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

The results of preclinical animal studies and human clinical studies, together with other detailed information, are submitted to the FDA as part of the NDA.  The NDA also must contain extensive manufacturing information.  The FDA may disapprove the NDA if applicable FDA regulatory criteria are not satisfied or it may require additional clinical data.  Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur or are identified after the product reaches the marketplace.  In addition, the FDA may require post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.  The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Satisfaction of FDA new drug approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and/or require additional procedures which increase manufacturing costs.  Success in early stage clinical trials does not assure success in later stage clinical trials.  Data obtained from clinical activities is not always conclusive and may be subject to varying interpretations that could delay, limit, or prevent regulatory approval.  Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

•                  Section 505(b)(2) New Drug Applications:  For a drug that is identical to a previously approved drug, a prospective manufacturer need not go through the full NDA procedure.  Instead, it may demonstrate safety and efficacy by relying on published literature and reports where at least some of information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  The Hatch-Waxman Act permits the applicant to rely upon certain preclinical or clinical studies conducted for an approved product.  The manufacturer must also submit, if the FDA so requires, bioavailability or bioequivalence data illustrating that the generic drug formulation produces the same effects, within an acceptable range, as the previously approved innovator drug.  Because published literature to support the safety and efficacy of post-1962 drugs may not be available, this procedure is of limited utility to generic drug manufacturers and the resulting approved product will not be interchangeable with the innovator drug as an ANDA drug would be unless bioequivalency testing were undertaken and approved by FDA.  Moreover, the utility of Section 505(b)(2) applications have with the exception of “Grandfathered drugs”  been diminished by the availability of the ANDA process, as described above.

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

Manufacturing cGMP Requirements

Among the requirements for a new drug approval, a company’s manufacturing methods must conform to FDA cGMP regulations before a facility may be used to manufacture a product.  The FDA performs pre-approval inspections to assess a company’s manufacturing methods as part of a new drug approval process.  These inspections include reviews of procedures and operations used in the manufacture and testing of our products to assess compliance with application regulations.  The cGMP regulations must be followed at all times during which the approved drug is manufactured and the manufacturing facilities are subject to periodic inspections by the FDA and other authorities.  FDA’s cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation.  In complying with the standards set forth in the cGMP regulations, we must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance.

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

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research.  In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.  Any one or a combination of FDA regulatory or enforcement actions against the Company could have a material adverse effect on our financial results.

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

Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and state legislatures have enacted, and actively enforce, a number of laws whose purpose is to eliminate fraud and abuse in federal health care programs.  Our business is subject to compliance with these laws, such as Sarbanes-Oxley Act of 2002, Dodd-Frank, and the Foreign Corrupt Practices Act (“FCPA”).

Anti-Kickback Statutes, Sunshine Act, and Federal False Claims Act

The federal health care programs fraud and abuse law (sometimes referred to as the “Anti-Kickback Statue”) prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare or Medicaid.  The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments.  Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated.  Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal health care programs.  In addition some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

Another development affecting the health care industry is the increased use of the Federal False Claims Act (“FFCA”), and in particular, action brought pursuant to the FFCA’s “Whistleblower” or “Qui Tam” provisions.  The FFCA imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program.  The qui tam provisions of the FFCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery.  In recent years, the number of suits brought against health care providers by private individuals has increased dramatically.  In addition, various states have enacted false claims law analogous to the FFCA, although many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal health care program.

When an entity is determined to have violated the FFCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $6 thousand to $11 thousand per separate false claim.  Liability arises, primarily, when an entity knowingly submits or causes another to submit a false claim for reimbursement to the federal government.  The federal government has used the FFCA to assert liability on the basis of inadequate care, kickbacks, and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered.  In addition, the federal government has prosecuted companies under the FFCA in connection with off-label promotion of products.  Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws.  We are unable to predict whether we will be subject to actions under the FFCA or a similar state law, or the impact of such actions.  However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), was enacted for the purpose of making it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business.  Specifically, the anti-bribery provisions of the FCPA prohibit the bribery of government officials.

HIPAA and Other Fraud and Privacy Regulations

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: health care fraud and false statements relating to health care matters.  The HIPAA health care fraud statute prohibits, among other things, knowing and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors.  A violation of this statute is a felony and may result in fines, imprisonment, and/or exclusion from government-sponsored programs.  The HIPAA false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.  A violation of this statute is a felony and may result in fines and/or imprisonment.

Pricing

In the United States, our sales are dependent upon the availability of coverage and reimbursement for our products from third-party payors, including federal and state programs such as Medicare and Medicaid, and private organizations such as commercial health insurance and managed care companies.  Such third-party payors increasingly challenge the price of medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services.

Over the past several years, the rising costs of providing health care services has triggered legislation to make certain changes to the way in which pharmaceuticals are covered and reimbursed, particularly by government programs.  For instance, recent federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, revised the formula used to reimburse health care providers and physicians under Part B and imposed significant revisions to the Medicaid Drug Rebate Program.  These changes have resulted in, and may continue to result in, coverage and reimbursement restrictions and increased rebate obligations by manufacturers.  In addition, there continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care.  Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

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

Other Applicable Laws

We are also subject to federal, state and local laws of general applicability, including laws regulating working conditions and the storage, transportation, or discharge of items that may be considered hazardous substances, hazardous waste, or environmental contaminants.  We monitor our compliance with laws and we believe we are in substantial compliance with all regulatory bodies.

As a publicly-traded company, we are also subject to significant regulations and laws, included in the Sarbanes-Oxley Act of 2002.  Since its enactment, we have developed and instituted a corporate compliance program based on what we believe are the current best practices and we continue to update the program in response to newly implemented or changing regulatory requirements.

Employees

As of June 30, 2013, we had 356 employees.

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

Approximately 47% of our fiscal year 2013 net sales are of distributed products, primarily manufactured by JSP.  Two of these products are Levothyroxine Sodium and Digoxin, which accounted for 38% and 8%, respectively, of our Fiscal 2013 net sales, and 41% and 9%, respectively, of our net sales for Fiscal 2012.  If the supply of these products is interrupted in any way by any form of temporary or permanent business interruption to JSP, including but not limited to fire or other naturally-occurring, damaging event to their physical plant and/or equipment, condemnation of their facility, legislative or regulatory cease and desist declaration regarding their operations, FDA action, and any interruption in their source of API for their products, our operating results could be materially adversely affected.  We do not have, at this time, a second source for these products.  On August 19, 2013 the Company reached an agreement with JSP to extend the term of the initial agreement.  Refer to Note 22 “Subsequent Events” for more information.

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

Additionally, certain products, marketed prior to the FDCA may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, 1938 Act or the 1962 amendments to the Act.”  Under the Grandfathered drug clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”  Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  Efforts have included issuing notices to companies currently producing these products to cease its distribution of said products.  Lannett currently manufactures and markets one product that is considered a GRASE or Grandfathered product, C-Topical® Solution.  The FDA is currently undertaking activities to force all companies who manufacture certain GRASE products to file applications and seek approval for these products or remove their products from the market.  As of July 24, 2010, Lannett stopped manufacturing and distributing Morphine Sulfate Oral Solution (“MS”) as part of one the FDA’s enforcement actions.  Lannett filed a 505(b)(2) New Drug Application (“MS NDA”) in February 2010 and was granted FDA approval on the submission in June 2011.  Due to the length of time it took to receive approval on this application, the Company fully reserved its MS inventory as of June 30, 2011.  Additionally, Lannett stopped manufacturing Oxycodone as of August 20, 2012 and stopped marketing the product as of October 4, 2012.  Lannett filed an ANDA in April 2012 and was granted expedited review by the FDA.  The Company expects to have approval from the FDA and resume selling Oxycodone in the near future.

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

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales, and/or criminal prosecution.  Any of these or other regulatory actions could materially harm our operating results and financial condition.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Additionally, if the FDA were to undertake additional enforcement activities with Lannett’s GRASE product, their actions could result in, among other things, removal of some of the product from the market, seizure of the product and total or partial suspension of sales.  Any of these regulatory actions could materially harm our operating results and financial condition.

Our manufacturing operations as well as our suppliers manufacturing operations are subject to licensing by the FDA and/or DEA.  If we or our suppliers are unable to maintain the proper agency licensing arrangements, our operating results would be materially negatively impacted.

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

•                  developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent the successful commercialization of new products; and

•                  commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the off-patent product by up to 30 months, and in some cases, such patents have been issued and listed with the FDA after the key chemical patent on the brand drug product has expired or been litigated, causing additional delays in obtaining approval.

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

If brand pharmaceutical companies are successful in limiting the use of generics through their legislative and regulatory efforts, our sales of generic products may suffer.

Many brand pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition.  These efforts have included:

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

If brand pharmaceutical companies are successful in limiting the use of generic products through these or other means, our sales may decline.  If we experience a material decline in product sales, our results of operations, financial condition and cash flows will suffer.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry.  These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties.  We may have to defend against charges that we violated patents or proprietary rights of third parties.  This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products.  Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel.  In addition, if we infringe on the rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties.  Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties.  Furthermore, we cannot be certain that the necessary licenses would be available to us on terms we believe to be acceptable.  As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, which could harm our business, financial condition, results of operations and cash flows.

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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the Anti-Kickback Statute, which apply to our sales and marketing practices and our relationships with physicians.  At the federal level, the Anti-Kickback Statute prohibits any person or entity from knowingly and willfully soliciting, receiving, offering, or paying any remuneration, including a bribe, kickback, or rebate, directly or indirectly, in return for or to induce the referral of patients for items or services covered by federal health care programs, or the furnishing, recommending, or arranging for products or services covered by federal health care programs.  Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others.  The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, and waivers of payments.  Several courts have interpreted the federal Anti-Kickback Statute’s intent requirement to mean that if even one purpose in an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated.  The federal government has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure parties that they will not be prosecuted under the federal Anti-Kickback Statute.  The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement will be illegal or that prosecution under the federal Anti-Kickback Statute will be pursued, but such transactions or arrangements face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution.  If our sales and marketing practices or our relationships with physicians (such as physicians serving on our Scientific Advisory Board) are considered by federal or state enforcement authorities to be knowingly and willfully soliciting, receiving, offering, or providing any remuneration in exchange for arranging for or recommending our products and services, and such activities do not fit within a safe harbor, then these arrangements could be challenged under the federal Anti-Kickback Statute.

If our operations are found to be in violation of the federal Anti-Kickback Statute we may be subject to civil and criminal penalties including fines of up to $25 thousand per violation, civil monetary penalties of up to $50 thousand per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment, and exclusion from participating in the federal health care programs.  In addition, HIPAA and its implementing regulations created two new federal crimes: health care fraud and false statements relating to health care matters.  The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors.  A violation of this statue is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.  The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.  A violation of this statute is a felony and may result in fines and/or imprisonment.  A number of states also have anti-fraud and anti-kickback laws similar to the federal Anti-Kickback Statute that prohibit certain direct or indirect payments if such arrangements are designed to induce or encourage the referral of patients or the furnishing of goods or services.  Some states’ anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid.  Other states’ anti-fraud and anti-kickback laws apply to all health care goods and services, regardless of whether the source of payment is governmental or private.  Due to the breadth of these laws and the potential for changes in laws, regulations, or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could materially adversely affect our business.

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

Our three largest customers accounted for 17%, 12% and 10%, respectively, of our net sales for the fiscal year ended June 30, 2013, and 18%, 12% and 11%, respectively, of our net sales for the fiscal year ended June 30, 2012.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

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

The cost of insurance, including workers compensation, product liability and general liability insurance, has risen in recent years and may increase in the future.  In response, we may increase deductibles and/or decrease certain coverage to mitigate these costs.  These increases, and our increased risk due to increased deductibles and reduced coverage, could have a negative impact on our results of operations, financial condition and cash flows.

Additionally, certain insurance coverage may not be available to Lannett for risks faced by Lannett.  Sometimes the coverage obtained by Lannett for certain risks may not be adequate to fully reimburse the amount of damage that Lannett could possibly sustain.  Should either of these events occur, the lack of insurance to cover the entire cost to the Company would adversely affect our results of operations and financial condition.

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

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This new requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this new requirement and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could adversely affect our business.

ITEM 2.                DESCRIPTION OF PROPERTY

Lannett owns three facilities in Philadelphia, Pennsylvania.  Certain administrative functions, manufacturing and production facilities and our quality control laboratory are located in a 31,000 square foot facility at 9000 State Road Philadelphia, PA.  The second facility consists of 63,000 square feet, and is located within one mile of the State Road facility at 9001 Torresdale Avenue Philadelphia, PA.  Our research laboratory and packaging functions are located at this location.  Additionally, the facility has capacity for additional manufacturing space, if needed.  We also own a building at 13200 Townsend Road Philadelphia, PA consisting of 66,000 square feet on 7.3 acres of land which is used for certain administrative functions, warehouse space, and shipping.  It also has capacity for additional manufacturing space, if needed.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of a 73,000 square foot structure located on approximately 15.0 acres in Cody, Wyoming.  Cody Labs’ manufacturing facility currently has capacity for further expansion, both inside and outside the existing structure.

On August 8, 2013 the Company entered into an agreement to purchase a 196,000 square foot building located in Philadelphia, Pennsylvania for $5.0 million.  The agreement provides the Company a 90 day inspection period, beginning on August 8, 2013, during which time the Company can perform due diligence inspections.  If the Company determines that the due diligence inspection results are unacceptable, the Company has the sole right to terminate the agreement.  The Company’s long-term plans for the facility include consolidating existing facilities and providing space for future expansion.

ITEM 3.                LEGAL PROCEEDINGS

On April 16, 2013, Richard Asherman, the former President of Cody and a member in Realty, filed a complaint in Wyoming state court against the Company and Cody.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody, claiming, among other things, that Cody is in violation of certain zoning laws and that Cody is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody.  Mr. Asherman claims Cody is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have Lannett (i) pay him 50% of the value of 1.66 acres of land that Realty agreed to donate to the City of Cody, Wyoming, which land was previously valued at approximately $380 thousand, and (ii) acquire Mr. Asherman’s interest in Realty for an unspecified price.  Alternatively, Mr. Asherman seeks to dissolve Realty.

The Company and Cody opposed the application for a temporary restraining order and, following a hearing on April 18, 2013, the Court denied the relief to Mr. Asherman.  The Company strongly disputes the claims in the complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  Specifically, the Company asserts that it is and has always been in compliance with local zoning laws, which permits the operation of a pharmaceutical facility, that Mr. Asherman, in fact, previously represented this to Lannett.  It also asserts that the City of Cody has never taken the position or advised Cody that the Cody facility was operating in violation of the local zoning laws.  The Company also asserts that Cody has in place a sufficient level of property insurance coverage.  Cody also strongly disputes the claims in the complaint, including that it is required to pay Mr. Asherman severance, as Cody terminated Mr. Asherman for cause, following the issuance of a letter of reprimand.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months’ salary plus the vesting of certain stock options and continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position or results of operations.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the NYSE MKT.  The following table sets forth certain information with respect to the high and low daily closing prices of the Company’s common stock during Fiscal 2013 and 2012, as quoted by the NYSE MKT.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2013

	High	Low

First quarter	$5.10	$4.30

Second quarter	$5.03	$4.00

Third quarter	$10.38	$5.09

Fourth quarter	$12.74	$9.48

Fiscal Year Ended June 30, 2012

	High	Low

First quarter	$5.11	$3.50

Second quarter	$4.50	$3.53

Third quarter	$5.24	$4.01

Fourth quarter	$4.34	$3.76

Holders

As of December 7, 2012, there were approximately 3,539 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2013 or Fiscal 2012.  The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures.  The Company does not expect to pay, nor should stockholders expect to receive, cash dividends in the foreseeable future.

Share Repurchase Program

On January 27, 2005, the Company’s Board of Directors approved a stock repurchase program which was reauthorized by the Board of Directors on November 20, 2009.  Under the program, the Company is authorized to repurchase up to $5.0 million of its outstanding common stock.  As of June 30, 2013, the Company has repurchased 435,913 shares of its common stock under the program at an aggregate cost of $2.0 million.

The following table sets forth certain information with respect to the Company’s Share Repurchase Program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (In thousands)	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2013	—	$—	—	$2,966
May 1 to May 31, 2013	—	—	—	2,966
June 1 to June 30, 2013	—	—	—	2,966
Total	—	—	—	2,966

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the NYSE MKT Composite Index and the Morningstar Drug Manufacturers — Specialty and Generic Index for the period of five years commencing July 1, 2008 and ending June 30, 2013.  The graph assumes that $100 was invested on July 1, 2008 in each of Lannett Company, Inc. common stock, NYSE MKT Composite Index and the Morningstar Drug Manufacturers — Specialty and Generic Index.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2013, has been derived from our consolidated financial statements.  This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

In particular, the Company now presents substantially all of the revenue-related reserves for each net sales adjustment, previously presented as “Rebates, chargebacks and returns payable” in the current liabilities section of the Consolidated Balance Sheets, as a reduction of “Accounts Receivable” in the current assets section of the Consolidated Balance Sheets.  See Note 3 “Accounts Receivable” for additional information.

The Company also reclassified certain reserve balances related to rebate programs for Medicare Part D, Medicaid and certain sales allowances and other adjustments to indirect customers.  These amounts were previously presented in “Rebates, chargebacks and returns payable” in the current liabilities section of the Consolidated Balance Sheets.  They are now presented as “Accrued Expenses” in the current liabilities section of the Consolidated Balance Sheets.  See Note 2 “Summary of Significant Accounting Policies: Net Sales Adjustments” policy disclosure for additional information.

Lannett Company, Inc. and Subsidiaries

Financial Highlights

(In thousands, except per share data) As of and for the Fiscal Year Ended June 30,	2013	2012	2011	2010	2009
Operating Highlights

Net sales	$151,054	$122,990	$106,835	$125,178	$119,002
Gross profit	$57,420	$38,947	$23,320	$41,340	$45,244
Operating income (loss)	$18,757	$6,910	$(1,179)	$12,713	$10,758
Net income (loss) — Lannett Company, Inc.	$13,317	$3,948	$(277)	$7,821	$6,534
Basic earnings (loss) per common share — Lannett Company, Inc.	$0.47	$0.14	$(0.01)	$0.32	$0.27
Diluted earnings (loss) per common share — Lannett Company, Inc.	$0.46	$0.14	$(0.01)	$0.31	$0.27

Balance Sheet Highlights

Total Assets	$167,752	$142,592	$134,580	$124,715	$110,842
Total Debt	$6,514	$7,161	$7,822	$7,720	$8,139
Long Term Debt, less Current Portion	$5,844	$6,513	$7,193	$2,869	$7,703
Total Stockholders’ Equity	$128,809	$111,313	$105,689	$88,958	$77,648

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes material changes in the financial condition and results of operations, as well as liquidity and capital resources of Lannett Company, Inc. (“the Company”).  Additionally, it addresses accounting policies that management has deemed are “critical accounting policies”.  This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and other sections of this Form 10-K.

In addition to historical information, this Form 10-K contains forward-looking information.  The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in Fiscal 2014, and any Current Reports on Form 8-K filed by the Company.

Company Overview

Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral (tablets and capsules), extended release, topical, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  The Company also manufactures active pharmaceutical ingredients through its Cody Labs subsidiary, providing a vertical integration benefit.  Additionally the Company is pursuing partnerships, research contracts and internal expansion for the development and production of other dosage forms including: ophthalmic, nasal, patch, foam, buccal, sublingual, soft gel, injectable, and oral dosages.

The Company operates pharmaceutical manufacturing plants in Philadelphia, PA and Cody, WY.  Customers of the Company’s pharmaceutical products include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

Financial Summary

For the fiscal year ended June 30, 2013, net sales increased to $151.1 million from $123.0 million for the fiscal year ended June 30, 2012.  Gross profit rose to $57.4 million from $38.9 million.  As a percentage of net sales, gross margin was 38% compared with 32% for the prior year.  R&D expenses were $16.3 million compared with $11.8 million for fiscal 2012.  SG&A expenses were $22.4 million compared with $20.2 million for the prior year.  Operating income was $18.8 million compared to $6.9 million for fiscal 2012.  Net income attributable to Lannett Company, Inc. was $13.3 million, or $0.46 per diluted share, compared to $3.9 million, or $0.14 per diluted share for the prior year.  A more detailed discussion of the Company’s financial results can be found below.

Results of Operations — Fiscal 2013 compared to Fiscal 2012

Net sales increased 23% from $123.0 million in Fiscal 2012 to $151.1 million in Fiscal 2013.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2013 and 2012:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2013	2012
Antibiotic	$9,167	$6,724
Cardiovascular	25,876	18,142
Gallstone	6,114	5,991
Glaucoma	6,410	4,252
Gout	5,092	484
Migraine	5,418	5,971
Obesity	4,721	3,755
Pain Management	21,232	20,870
Thyroid Deficiency	57,978	50,849
Other	9,046	5,952
Total	$151,054	$122,990

The following price and volume changes contributed to the $28.1 million increase in net sales:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	36%	1%
Cardiovascular	50%	(8)%
Gallstone	(2)%	4%
Glaucoma	8%	43%
Gout	949%	4%
Migraine	(15)%	6%
Obesity	(44)%	69%
Pain Management	(30)%	33%
Thyroid Deficiency	11%	3%

Sales of drugs for cardiovascular treatment increased by $7.7 million primarily due to increased volumes related to a product used for the treatment of hypertension which commenced shipping at the end of December 2011.  Sales of drugs used for the treatment of thyroid deficiency increased by $7.1 million, primarily as a result of both volume and price increases on key products within this medical indication.  Increased sales of drugs used for gout treatment, resulting from additional volume, also contributed an additional $4.6 million to the overall increase in sales.  Sales of drugs in the antibiotic medical indication increased by $2.4 million primarily as a result of increased volumes on selected key products within the medical indication.  Sales of drugs used for the treatment of glaucoma increased by $2.2 million mainly due to price increases on key products within the medical indication.  Sales related to pain management products were relatively flat during Fiscal 2013 compared to Fiscal 2012.  Additional pain management sales as a result of a price increase on the Company’s C-Topical® Solution product were offset by lower volumes shipped of Morphine Sulfate Oral Solution and Oxycodone HCL Oral Solution.  Lower volumes of Oxycodone resulted from FDA enforcement actions against market participants which caused the Company and others to voluntarily exit the market by October 4, 2012.  The Company is awaiting FDA approval for this product and anticipates resuming product sales in the near future.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel.

(In thousands) Customer Distribution Channel	Fiscal 2013 Net Sales	Fiscal 2012 Net Sales
Wholesaler/Distributor	$83,582	$68,082
Retail Chain	52,479	45,633
Mail-Order Pharmacy	14,993	9,275
Total	$151,054	$122,990

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

Cost of sales increased to $93.6 million in Fiscal 2013 from $84.0 million in Fiscal 2012.  The increase primarily reflected the impact of the 23% increase in net sales, partially offset by changes in the mix of products sold, as well as increased manufacturing efficiencies.

Amortization expense included in cost of sales above primarily relates to the JSP Distribution Agreement.  There are approximately nine months remaining on the JSP Distribution Agreement.  The Company will incur amortization expense of approximately $1.3 million in Fiscal 2014 related to the existing agreement.

Gross profit margins for Fiscal 2013 and Fiscal 2012 were 38% and 32%, respectively.  Gross profit percentage increased primarily due to a change in the mix of products sold as discussed above, in addition to improved manufacturing efficiencies.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in the future sales product mix may also occur.

Research and development expenses increased 37% to $16.3 million in Fiscal 2013 from $11.8 million in Fiscal 2012.  The increase is primarily due to increased costs related to biostudies as a result of the timing of milestone achievements and third party laboratory service costs for products in development.  Additional compensation-related costs incurred in Fiscal 2013 as compared to Fiscal 2012 also contributed to the increase.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses increased 11% to $22.4 million in Fiscal 2013 from $20.2 million in Fiscal 2012.  The increase is primarily due to additional compensation-related costs, partially offset by a decrease in legal expenses in Fiscal 2013, as compared to Fiscal 2012.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a gain in the amount of $1.3 million.  As of June 30, 2013, the Company had recorded all amounts related to the agreement.

In Fiscal 2013 interest expense totaled $251 thousand compared to $273 thousand in Fiscal 2012.  Interest and dividend income totaling $116 thousand was lower compared with $142 thousand in Fiscal 2012.  The Company also recorded a gain on investment securities during Fiscal 2013 totaling $699 thousand compared to a loss on investment securities totaling $103 thousand in Fiscal 2012.

The Company recorded income tax expense totaling $7.3 million in Fiscal 2013 compared to an income tax expense totaling $2.6 million in Fiscal 2012.  The effective tax rate for Fiscal 2013 was 35.3% compared to 39.3% for Fiscal 2012.  The effective tax rate for Fiscal 2013 was lower compared to Fiscal 2012 due primarily to the impact of nondeductible incentive stock option compensation expense relative to pretax income for Fiscal 2012 compared to Fiscal 2013.  An increase in disqualifying dispositions of incentive stock options in Fiscal 2013, as compared to Fiscal 2012, provided additional benefits.  The overall decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets thereby increasing the effective tax rate by 1.1%.

At June 30, 2013, the Company had recognized a net deferred tax asset of $12.9 million.  The net deferred tax asset is net of a valuation allowance of $2.1 million that is primarily related to the Cody notes receivable impairment incurred in conjunction with the acquisition of Cody Labs.  The Company has provided for the valuation allowance related to the notes receivable impairment as this benefit will be realized only upon the disposition of Cody Labs.  As the Company has no current plans to dispose of its holdings in Cody, a full valuation allowance has been established.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

The Company reported net income attributable to Lannett Company, Inc. of $13.3 million for Fiscal 2013, or $0.47 basic and $0.46 diluted earnings per share, compared to net income attributable to Lannett Company, Inc. of $3.9 million for Fiscal 2012, or $0.14 basic and diluted loss per share.

Results of Operations — Fiscal 2012 compared to Fiscal 2011

Net sales increased 15% from $106.8 million in Fiscal 2011 to $123.0 million in Fiscal 2012.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2012 and 2011:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2012	2011
Antibiotic	$6,724	$6,101
Cardiovascular	18,142	12,553
Gallstone	5,991	5,370
Glaucoma	4,252	3,118
Gout	484	592
Migraine	5,971	8,654
Obesity	3,755	3,164
Pain Management	20,870	14,747
Thyroid Deficiency	50,849	47,051
Other	5,952	5,485
Total	$122,990	$106,835

The following price and volume changes contributed to the $16.2 million increase in net sales:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	57%	(47)%
Cardiovascular	58%	(13)%
Gallstone	26%	(15)%
Glaucoma	13%	23%
Gout	(23)%	5%
Migraine	(29)%	(2)%
Obesity	26%	(8)%
Pain Management	(2)%	44%
Thyroid Deficiency	7%	1%

Sales of drugs used for pain management increased by $6.1 million for Fiscal 2012 compared to Fiscal 2011 due mainly to a price increase as well as additional volume of C-Topical® Solution shipped to wholesale distributors.  The Company also commenced shipments of Morphine Sulfate Oral Solution in the first quarter of Fiscal 2012 based on its June 2011 FDA approval which contributed to the overall increase in pain management sales.  Partially offsetting these increases was a decrease in the volume of Oxycodone sold during Fiscal 2012.  Sales of drugs for cardiovascular treatment increased by approximately $5.6 million compared to Fiscal 2011 mainly due to a recently approved product for the treatment of hypertension which commenced shipping at the end of December 2011 partially offset by a competitive price reduction for another cardiovascular product during the third quarter of Fiscal 2011 in order to retain one of our major customers.  Sales of drugs used in the treatment of thyroid deficiency increased by approximately $3.8 million for Fiscal 2012 compared to Fiscal 2011 primarily as a result of increased sales volume to one of our major retail customers, partially offset by a decrease in price related to Medicare Part D coverage gap rebates totaling approximately $1.8 million.  Sales of drugs used for anti-psychosis treatment increased by $1.3 million during Fiscal 2012 mainly due to the Loxapine product launch.  Additional sales can also be attributed to drugs used for the treatment of glaucoma which accounted for an increase in net sales of $1.1 million for Fiscal 2012 compared to Fiscal 2011.  The overall increase in sales was partially offset by a decrease in sales of drugs used for the treatment of migraines by $2.7 million for Fiscal 2012 compared to Fiscal 2011 primarily as a result of decreased volumes to both chain drug stores and wholesale distributors.  Sales of prescription vitamins decreased by $1.8 million due to the settlement agreement reached with KV on December 15, 2010 which required the Company to cease selling products covered by the licensed patents.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channels.

(In thousands) Customer Distribution Channels	Fiscal 2012 Net Sales	Fiscal 2011 Net Sales
Wholesaler/Distributor	$68,082	$56,632
Retail Chain	45,633	46,270
Mail-Order Pharmacy	9,275	3,933
Total	$122,990	$106,835

The sales to wholesaler/distributor increased primarily as a result of the increase in sales of pain management products discussed above, partially offset by a decrease in demand for migraine products for which the Company is no longer the primary supplier.  The sales to retail chains decreased due to the discontinuation of sales of prescription vitamins, lower volumes of drugs used for the treatment of migraines, in addition to a Medicare Part D coverage gap rebate totaling approximately $1.8 million related to sales of drugs used for the treatment of thyroid deficiency.  Mail-order pharmacy sales increased primarily as a result of increased sales due to a recently approved product for the treatment of hypertension which commenced shipping in January 2012.

Cost of sales increased slightly to $84.0 million in Fiscal 2012 from $83.5 million in Fiscal 2011.  The increase reflected the impact of the 15% increase in sales as well as a change in the mix of products sold, partially offset by manufacturing efficiencies.  Cost of sales for Fiscal 2011 included additional inventory reserves totaling $1.7 million related to Morphine Sulfate Oral Solution and the reversal of royalty expense totaling $618 thousand as a result of the settlement agreement reached with KV in December 2010.

Gross profit margins for Fiscal 2012 and Fiscal 2011 were 32% and 22%, respectively.  Gross profit percentage increased due to a change in the mix of products sold as discussed above, in addition to manufacturing efficiencies.  Gross profit margins in Fiscal 2011 were negatively impacted by additional inventory reserves totaling $1.7 million related to Morphine Sulfate Oral Solution partially offset by the reversal of royalty expense totaling $618 thousand as a result of the settlement agreement reached with KV in December 2010.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in the future.  Changes in the future sales product mix may also occur.  These changes may affect the gross profit percentage in future periods.

Research and development expenses increased 38% to $11.8 million in Fiscal 2012 from $8.6 million in Fiscal 2011.  The increase is primarily due to compensation-related costs incurred during Fiscal 2012 but not incurred in Fiscal 2011, in addition to increased internal research and development activities partially offset by a decrease in costs related to biostudies as a result of the timing of milestone achievements for costs of products in development.  The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, general and administrative expenses increased 27% to $20.2 million in Fiscal 2012 from $15.9 million in Fiscal 2011.  The increase is primarily due to compensation-related costs incurred during Fiscal 2012 but not incurred in Fiscal 2011, in addition to an increase in outsourced sales and marketing expenses.  Fiscal 2011 also includes the reversal of the remaining Fiscal 2010 accrued bonuses totaling $1.4 million, of which $1.0 million was included in SG&A.  While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.

Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Interest expense increased to $273 thousand in Fiscal 2012 from $214 thousand in Fiscal 2011, due to higher average levels of long-term debt outstanding during Fiscal 2012.  Interest and dividend income increased to $142 thousand in Fiscal 2012 from $91 thousand in Fiscal 2011 due to higher interest earned on larger average investment securities balances throughout Fiscal 2012.  The Company recorded a loss on investment securities during Fiscal 2012 totaling $103 thousand compared to a gain on investment securities totaling $206 thousand in Fiscal 2011.

The Company recorded income tax expense totaling $2.6 million in Fiscal 2012 compared to an income tax benefit totaling $461 thousand in Fiscal 2011.  The effective tax rate for Fiscal 2012 was 39.3% compared to 65.8% for Fiscal 2011.  The effective tax rate for Fiscal 2012 includes the impact of nondeductible incentive stock option compensation expense relative to pretax income for Fiscal 2012 partially offset by the impact of income tax credits.  The effective tax rate for Fiscal 2012 was lower compared to Fiscal 2011 due primarily to the impact in Fiscal 2011 of income tax credits and the reversal of a portion of our liability for unrecognized tax benefits totaling $264 thousand related to a settlement with the IRS.  These increases were partially offset by the effect of nondeductible incentive stock option compensation expenses relative to the pretax income for Fiscal 2011.

At June 30, 2012, the Company has recognized a net deferred tax asset of $13.9 million.  The net deferred tax asset is net of a valuation allowance of $2.1 million that is primarily related to the Cody notes receivable impairment incurred in conjunction with the acquisition of Cody Labs.  The Company has provided for the valuation allowance related to the notes receivable impairment as this benefit will be realized only upon the disposition of Cody Labs.  As the Company has no current plans to dispose of its holdings in Cody, a full valuation allowance has been established.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

The Company reported a net income attributable to Lannett of $3.9 million for Fiscal 2012, or $0.14 basic and diluted earnings per share, compared to a net loss attributable to Lannett of $277 thousand for Fiscal 2011, or $0.01 basic and diluted loss per share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2013, working capital was $83.0 million as compared to $66.1 million at June 30, 2012, an increase of $16.9 million.  Current product portfolio sales and well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash from operating activities of $26.5 million for the fiscal year ended June 30, 2013 reflected net income of $13.4 million after adjustments for non-cash items of $7.4 million, as well as cash provided by changes in operating assets and liabilities of $5.7 million.  In comparison, net cash from operating activities of $11.1 million for the fiscal year ended June 30, 2012 reflected net income of $4.0 million after adjustments for non-cash items of $9.1 million, as well as cash used by changes in operating assets and liabilities of $2.0 million.

Significant changes in operating assets and liabilities from June 30, 2012 to June 30, 2013 are comprised of:

•                  A decrease in accounts receivable of $173 thousand mainly due to an increase in total revenue-related reserves, partially offset by increased sales in the fourth quarter of Fiscal 2013 compared to the fourth quarter of Fiscal 2012.  The Company’s days sales outstanding (“DSO”), based on gross sales and gross accounts receivable, for Fiscal 2013 was 61 days.  The level of DSO at June 30, 2013 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  A decrease in income taxes receivable and an increase in income taxes payable totaling $2.5 million.  The amount is mainly the result of a federal tax refund received in the amount of $2.2 million as well as estimated tax payments related to expected taxable income for Fiscal 2013.

•                  An increase in inventories of $5.5 million primarily due to the fulfillment of customer orders and inventory on hand related to new product approvals.

•                  An increase in accounts payable of $4.7 million due to the timing of payments at the end of Fiscal 2013.

•                  An increase in accrued payroll and payroll related costs of $3.7 million primarily related to accrued incentive compensation costs in Fiscal 2013, partially offset by Fiscal 2013 payments of incentive compensation accrued during Fiscal 2012.

Significant changes in operating assets and liabilities from June 30, 2011 to June 30, 2012 are comprised of:

•                  An increase in accounts receivable of $6.3 million as a result of increased sales in the fourth quarter of Fiscal 2012 compared to the fourth quarter of Fiscal 2011.  The increase was partially offset by an increase in the reserve for rebates as a result of increased sales to customers who participate in rebate programs, the timing of credits taken by customers, as well as an increase in the reserve for chargebacks due primarily to an increase in inventory levels at wholesale distribution centers.  The Company’s days sales outstanding (“DSO”), based on gross sales and gross accounts receivable, for Fiscal 2012 was 61 days.  The level of DSO at June 30, 2012 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in accrued expenses totaling $1.2 million due primarily to an additional rebate program the Company became obligated to participate in under Medicare Part D.

•                  A decrease in income taxes receivable of $1.5 million primarily as a result of Fiscal 2012 taxable income.

•                  An increase in accrued payroll and payroll related costs of $2.2 million primarily related to accrued incentive compensation costs in Fiscal 2012.

Net cash used in investing activities of $8.6 million for the year ended June 30, 2013 is mainly the result of purchases of investment securities of $23.6 million and purchases of property, plant and equipment of $7.8 million, partially offset by proceeds from the sale of investment securities of $22.5 million.  Net cash provided by investing activities of $7.4 million for the year ended June 30, 2012 was primarily related to proceeds from the sale of investment securities of $35.9 million, partially offset by purchases of investment securities of $23.3 million and purchases of property, plant and equipment of $5.2 million.

Net cash provided by financing activities of $2.2 million for Fiscal 2013 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $3.1 million, partially offset by scheduled repayments of debt of $647 thousand and purchases of treasury stock of $440 thousand.  Net cash used in financing activities of $1.1 million for Fiscal 2012 which was primarily due to scheduled repayments of debt of $661 thousand and purchases of treasury stock of $722 thousand, partially offset by proceeds from the issuance of stock pursuant to stock compensation plans of $272 thousand.

The Company has entered into agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of June 30, 2013 are as follows:

Credit Facilities

The Company had a $3.0 million line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on April 30, 2013 and bears an interest rate of one month LIBOR plus 2.00%.  The line was extended for three months, with equivalent terms, and expired on July 31, 2013.  The interest rate at June 30, 2013 and June 30, 2012 was 2.19% and 2.25%, respectively.  Availability under the line of credit is reduced by outstanding letters of credit.  As of June 30, 2013 and June 30, 2012, the Company had $3.0 million of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit was collateralized by the working capital assets of the Company.  As of June 30, 2013 and June 30, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company financed $1.3 million through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.  The PIDA Loan has $696 thousand outstanding as of June 30, 2013 with $84 thousand currently due.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3.7 million in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170 thousand.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2013 and 2012 was 0.26% and 0.38%, respectively.  At June 30, 2013, the Company has $150 thousand outstanding and currently due on the Authority loan.  In April 1999, an irrevocable letter of credit of $3.8 million was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At June 30, 2013, no portion of the letter of credit has been utilized.

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3.1 million, bears a floating interest rate of the one month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at June 30, 2013 and 2012 was 3.14% and 3.20%, respectively.  The PIDA portion of the loan is for $2.0 million, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  As of June 30, 2013 and 2012, the Company was in compliance with the financial covenants under the agreements.  At June 30, 2013, the Company has $2.6 million outstanding on the Wells Fargo portion of the loan, of which $204 thousand is classified as currently due.  The PIDA Loan has $1.8 million outstanding as of June 30, 2013 with $109 thousand currently due.

The Company has executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a VIE called Realty.  See Note 11 “Consolidation of Variable Interest Entity” for additional description.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2013 and June 30, 2012, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.  As of June 30, 2013, $1.3 million is outstanding under the mortgage loan, of which $123 thousand is classified as currently due with a rate of 4.5%.

We are continuously evaluating the potential for product and company acquisitions as a part of our future growth strategy.  In conjunction with a potential acquisition the Company may utilize current resources or seek additional sources of capital to finance any such acquisition, which could have an impact on future liquidity.

Contractual Obligations

The following table represents annual contractual obligations as of June 30, 2013:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years
Long-Term Debt	$6,514	$670	$1,075	$1,128	$3,641
Purchase Obligations	18,000	18,000	—	—	—
Interest on Obligations	1,353	219	381	302	451
Total	$25,867	$18,889	$1,456	$1,430	$4,092

The purchase obligations above are primarily due to the agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”).  If the minimum purchase requirement is not met, JSP has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If JSP terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  If either party were to terminate the purchase agreement, there would be a significant impact on the operating cash flows of the Company.  See Note 20 “Material Contracts with Suppliers” and Note 22 “Subsequent Events” to our Consolidated Financial Statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

On August 8, 2013 the Company entered into an agreement to purchase a 196,000 square foot building located in Philadelphia, Pennsylvania for $5.0 million.  The agreement provides the Company a 90 day inspection period, beginning on August 8, 2013, during which time the Company can perform due diligence inspections.  If the Company determines that the due diligence inspection results are unacceptable, the Company has the sole right to terminate the agreement.  The Company’s long-term plans for the facility include consolidating existing facilities and providing space for future expansion.

Research and Development Arrangements

In the normal course of business the Company has entered into certain research and development and other arrangements.  As part of these arrangements the Company has agreed to certain contingent payments which generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones.  In addition, under certain arrangements, we may be required to make royalty payments based on a percentage of future sales, or other metric, for products currently in development in the event that the Company begins to market and sell the product.  Due to the inherent uncertainty related to these developmental, regulatory, commercial and/or other milestones, it is unclear if the Company will ever be required to make such payments.  As such, these contingencies are not reflected in the expected cash requirements for Contractual Obligations in the table above.

Prospects for the Future

Lannett continues to see substantial improvement year over year in many important financial metrics.  Each passing year, our knowledge, skills and talent increase, as the Company learns from its successes as well as its missteps.  The Company is strengthening and building momentum to push to the next level within the generic pharmaceutical industry.  There are several strategic initiatives on which the Company is embarking to continue its growth.

One initiative that is at the core of the Company’s strategy is to continue leveraging the asset we acquired in Cody Labs in 2007.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based APIs for use in various dosage forms for pain management.  The value of this license comes from the fact that, to date, only six other companies in the U.S. have been granted this license.  This license, along with Cody Labs’ expertise in API development and manufacture allows the Company to perform in a market with high barriers to entry, no foreign competition, and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture non-opioid-based APIs.

The Company believes that the demand for controlled substance, pain management drugs will continue to grow as the “Baby Boomer” generation ages.  By concentrating additional resources in the development of opioid-based APIs and dosage forms, the Company is well-positioned to take advantage of this opportunity.  The Company is currently vertically integrated on two products with several others in various stages of development.

One product in particular which the Company is working on is a cocaine hydrochloride solution.  This product is being manufactured and marketed under the brand name C-Topical® Solution.  This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat doctors during surgical procedures.  This product represents the Company’s first foray into the brand market.  Selling brand versus generic products requires a dedicated sales force to detail and educate physicians on the product.  The Company strongly believes that C-Topical®, once the clinical trials are completed and the FDA has granted approval, will be a major contributor to total revenue, with higher than average profit margins as a result of being vertically integrated; both the API and the finished dosage form are manufactured in-house.

Due to the competitive advantage gained by being vertically integrated, in general, and in controlled substance products, in particular, the Company is poised to continue pushing the pace of sales growth in both the controlled substance and generic markets.  The Company’s strategic goal is to continue investing in controlled substance product development so that, within five years, 50% of total revenue is derived from controlled substance products which carry with them higher-than-average gross margins.  As the Company continues to invest and focus in process and manufacturing optimization, Cody Labs will continue to be an exciting part of our future.

In addition to focusing on the development and manufacture of opioid-based APIs and dosage forms, the Company has made a strategic decision to develop products, both in-house and with external partners, which require a paragraph four (P-IV) certification when filing the ANDA.  A P-IV certification is required when an ANDA is submitted for a product for which the innovator’s patent has not expired.  The certification must state whether the patent on the reference listed drug (RLD) is being challenged on grounds of it being invalid, or if the patent is being circumvented.  This path to product approval represents a major opportunity for generic drug companies because they do not have to wait until a particular patent expires to potentially enter the market.  Secondly, if a company is the first to file a P-IV on a product, and they successfully invalidate or circumvent the patent, the FDA may grant 180 days of market exclusivity.  This allows the generic manufacturer to be the sole competitor to the brand company for six months, during which time it will capture a significant portion of the market from the brand company, albeit at lower prices.

The challenge for generic manufacturers with this strategy is the legal costs involved.  Before a product is selected for development, the Company must perform a thorough review of the existing patents and determine if they are going to try to invalidate the patent or try to circumvent it.  In either case, once the Company submits a P-IV the brand company will have 45 days to respond with a determination on whether they are going to file a suit against the generic company to defend their patent.  A generic company needs to be prepared not only for the time and effort associated with a protracted legal challenge, but the associated fees which can easily reach in excess of several million dollars.  This strategy provides a ‘high risk, high reward’ path to product approval.  The Company filed one ANDA with a P-IV certification in Fiscal 2013 and awaits a response from the brand company to learn what the next step will be in the process.  With the right research and analysis performed up front, the Company believes it can target suitable products for which to file a P-IV certification, be successful, and reap the rewards of limited competition.

Another area of focus for the Company is in mergers, acquisitions and other strategic alliances, whether new or continuing.  The Company is party to supply and development agreements with international companies, including Azad Pharma AG and Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed) and the GC Group of Israel, as well as certain domestic companies, including JSP, Cerovene and Summit Bioscience.  The Company is currently in negotiations on similar agreements with other companies, and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties.  The Company continues to strengthen and leverage its customer relationships to build market share for such products and increase future revenues and income.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities & Exchange Commission requires the use of estimates and assumptions.  A listing of the Company’s significant accounting policies are detailed in Note 2 “Summary of Significant Accounting Policies.”  A subsection of these accounting policies have been identified by management as “Critical Accounting Policies”.  Critical accounting policies are those which require management to make estimates using assumptions that were uncertain at the time the estimate was made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.

Management has identified the following as “Critical Accounting Policies”:  Revenue Recognition, Inventories, Income Taxes, Valuation of Long-Lived Assets, and Share-based Compensation.

Revenue Recognition

The Company recognizes revenue when title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  The Company also considers all other relevant criteria specified in SEC Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition”, in determining when to recognize revenue.

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, price adjustments, known as shelf-stock adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction to accounts receivable or an increase in accrued expenses.  The reserves presented as a reduction of accounts receivable totaled $17.5 million and $16.3 million at June 30, 2013 and 2012, respectively.  Accrued expenses at June 30, 2013 and 2012 included $1.0 million and $1.4 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers at June 30, 2013 and 2012.

The following table identifies the activity and ending balances of each major category of revenue reserve for fiscal years 2013, 2012 and 2011:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2010	$6,282	$3,566	$5,401	$69	$15,318
Current period provision	53,687	16,968	6,715	7,776	85,146
Credits issued during the period	(54,472)	(17,609)	(6,974)	(7,336)	(86,391)
Balance at June 30, 2011	5,497	2,925	5,142	509	14,073
Current period provision	68,433	21,178	4,692	6,792	101,095
Credits issued during the period	(66,867)	(19,667)	(4,294)	(6,596)	(97,424)
Balance at June 30, 2012	7,063	4,436	5,540	705	17,744
Current period provision	67,898	23,731	4,490	10,249	106,368
Credits issued during the period	(67,694)	(24,586)	(3,341)	(9,954)	(105,575)
Balance at June 30, 2013	$7,267	$3,581	$6,689	$1,000	$18,537

For the years ending June 30, 2013, 2012 and 2011, as a percentage of gross sales the provision for chargebacks was 26.4%, 30.6% and 28.1%, the provision for rebates was 9.2%, 9.5% and 8.9%, the provision for returns was 1.7%, 2.1% and 3.5%, and the provision for other adjustments was 4.0%, 3.0% and 4.1%, respectively.

The increase in total reserves was primarily due to an increase in the return reserve, which resulted from increased gross sales and the timing of credits issued.  The total increase was also aided by a small increase in the chargeback reserve.  The increase in the chargeback reserve resulted from increased inventory levels at wholesale distribution centers as a result of increased gross sales, partially offset by lower chargeback rates.  A lower rebate reserve also helped to offset the total increase in reserves due to the timing of credits issued, pricing changes and the purchasing patterns of certain customers.  The activity in the “Other” category for the year ended June 30, 2013 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves. If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

Provisions for chargebacks, rebates, returns and other adjustments require varying degrees of subjectivity.  While rebates generally are based on contractual terms and require less in the way of estimates, chargebacks and returns on the other hand require management to make more subjective assumptions.  Each major category of provision is discussed in detail below:

Chargebacks

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  The Company enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to purchase the products.  If the price paid by the indirect customers is lower than the price paid by the wholesaler, the Company will provide a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and the wholesaler purchase price.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson increase (decrease), the reserve for chargebacks will also generally increase (decrease).  However, the size of the increase (decrease) depends on product mix and the amount of sales that end up at indirect customers with which the Company has specific chargeback agreements.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

Rebates

Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with rebate credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  Additionally, as a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were both approved by the FDA as a 505(b)(2) NDA, they are considered “brand” drugs for purposes of the PPACA.  Drugs purchased under this program during Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  The Company estimates the reserve for rebates and other promotional credit programs based on the specific terms in each agreement when revenue is recognized.  The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease).  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

Returns

Consistent with industry practice, the Company has a product returns policy that allows customers to return a product within a specified time period prior to and subsequent to the product’s expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, changes to business practices, credit terms and any extenuating circumstances known to management.  While historical experience has allowed for reasonable estimations in the past, future returns may or may not follow historical trends.  The Company continually monitors the reserve for returns and makes adjustments when management believes that actual product returns may differ from the established reserve.  Generally, the reserve for returns increases as net sales increase.

Other Adjustments

Other adjustments consist primarily of price adjustments, also known as “shelf-stock adjustments,” which are credits issued to reflect decreases or increases in the selling prices of the Company’s products.  In the case of a price decrease a credit is given to customers for product remaining in their inventories at the time of the price reduction.  Contractual price protection results in a similar credit in the case of a price increase.  Pricing changes are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf-stock adjustments are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the fiscal year ended June 30, 2013, 2012 and 2011 the Company recorded provisions for excess and obsolete inventory of $876 thousand, $1.7 million and $4.6 million, respectively.  The reserve for excess and obsolete inventory at June 30, 2013 and 2012 was $2.0 million and $1.5 million, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes as prescribed by ASC 740, income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax is the result of changes in deferred tax assets and liabilities.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the FASB also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Under ASC 740 Income taxes, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company’s future effective income tax rate is highly reliant on future projections of taxable income, tax legislation, and potential tax planning strategies.  A change in one or all of these factors could materially affect the effective income tax rate of the Company.

For the fiscal years ended June 30, 2013, 2012 and 2011 we recorded a provision (benefit) for income taxes of $7.3 million, $2.6 million and ($461) thousand, respectively.  Effective tax rates for the same periods were 35.3%, 39.3% and 65.8%, respectively.

Valuation of Long-Lived Assets

The Company’s long-lived assets primarily consist of property, plant and equipment as well definite-lived intangible assets.  Intangible assets are stated at cost less accumulated amortization.  Amortization is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 5 to 39 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  The nature and timing of triggering events by their very nature are unpredictable; however management regularly considers the performance of an asset as compared to its expectations, industry events, industry and economic trends, as well as any other relevant information known to management when determining if a triggering event occurred.

If a triggering event is determined to have occurred, the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset then impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.

During the fiscal years ended June 30, 2013, 2012 and 2011, the Company did not identify any triggering events.  As a result no impairment charges were recorded in the Consolidated Statements of Operations.  For the fiscal years ended June 30, 2013, 2012 and 2011, the Company incurred depreciation and amortization expense of $6.2 million, $5.7 million, and $5.0 million, respectively.

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method,  based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the stock price on the grant date to value restricted stock.  The Black-Scholes valuation model includes various assumptions, including the expected volatility, the expected life of the award, dividend yield, and the risk-free interest rate.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2013	Stock Options FY 2012	Stock Options FY 2011
Risk-free interest rate	1.01%	1.08%	1.74%
Expected volatility	61.6%	63.5%	61.0%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	7.5%	7.5%	7.5%
Expected term (in years)	6.1 years	5.2 years	5.9 years

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period.  This assumption is based on our historical forfeiture rate.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically and has no immediate plans to issue a dividend.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Twelve months ended June 30,
(In thousands)	2013	2012	2011
Selling, general and administrative	$1,206	$1,619	$1,306
Research and development	99	252	174
Cost of sales	172	291	344
Total	$1,477	$2,162	$1,824

Tax benefit at statutory rate	$169	$138	$88

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This authoritative guidance must be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued an update deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income.  The adoption of this guidance by the Company on July 1, 2012 did not have a significant impact on the Company’s consolidated financial statements as it only required a change in the format of the current presentation.

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had a $3.0 million line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on April 30, 2013 and bears an interest rate of one month LIBOR plus 2.00%.  The line was extended for three months, with equivalent terms, and expired on July 31, 2013.  The interest rate at June 30, 2013 and June 30, 2012 was 2.19% and 2.25%, respectively.  Availability under the line of credit is reduced by outstanding letters of credit.  As of June 30, 2013 and June 30, 2012, the Company had $3.0 million of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit was collateralized by the working capital assets of the Company.  As of June 30, 2013 and June 30, 2012, the Company was in compliance with the financial covenants under the agreement.

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3.1 million, bears a floating interest rate of the one month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at June 30, 2013 and 2012 was 3.14% and 3.20%, respectively.  At June 30, 2013, the Company has $2.6 million outstanding on the Wells Fargo portion of the loan, of which $204 thousand is classified as currently due.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2013 and June 30, 2012, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.  As of June 30, 2013, $1.3 million is outstanding under the mortgage loan, of which $123 thousand is classified as currently due with a rate of 4.5%.

The Company invests in equity securities, U.S. government agency securities and corporate bonds, which are exposed to market and interest rate fluctuations.  The interest and dividends earned on these investments may vary based on fluctuations in interest rate and market conditions.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Report of the Independent Registered Public Accounting Firm is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Consolidated Financial Statements” and incorporated herein by reference.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for financial reporting as of June 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Management’s Report on Internal Control over Financial Reporting

The report of management of the Company regarding internal control over financial reporting is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Consolidated Financial Statements:  Management’s Report on Internal Control Over Financial Reporting “ and incorporated herein by reference.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 15 of this Annual Report on Form 10-K under the caption “Consolidated Financial Statements:  Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.                                        DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

William Farber	81	Chairman Emeritus

Jeffrey Farber	53	Chairman of the Board

Arthur P. Bedrosian	67	Director

Kenneth Sinclair Ph.D.	66	Director

David Drabik	45	Director

Paul Taveira	53	Director

James M. Maher	60	Director

Officers:

Arthur P. Bedrosian	67	President and Chief Executive Officer

Martin P. Galvan	61	Vice President of Finance, Chief Financial Officer and Treasurer

William F. Schreck	64	Chief Operating Officer

Kevin R. Smith	53	Vice President of Sales and Marketing

Ernest J. Sabo	65	Vice President of Regulatory Affairs and Chief Compliance Officer

Robert Ehlinger	55	Vice President of Logistics and Chief Information Officer

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

The Governance and Nominating Committee concluded that Mr. Farber is qualified and should continue to serve, due, in part, to his significant experience in the generic drug industry and his ongoing role as the owner of a highly regarded and successful generic drug distributor.  His skills include a thorough knowledge of the generic drug marketplace and drug supply chain management.

Kenneth Sinclair, Ph.D. was elected a Director of the Company in September 2005.  Dr. Sinclair is currently Professor of Accounting in the College of Business and Economics at Lehigh University, where he began his academic career in 1972.  Dr. Sinclair had served as Chair of Lehigh’s Accounting Department from 1988 to 1994 and 1998 to 2007 and also as Senior Advisor to the Dean from 2007 to 2013.  He has taught a variety of accounting courses, including financial and managerial accounting at both the undergraduate and graduate level.  He has been recognized for his teaching innovation, held leadership positions with professional accounting organizations and served on numerous academic and advisory committees.  He has received a number of awards and honors for teaching and service, and has researched and written on a myriad of subjects related to accounting.  He has also been heavily involved with strategic planning at both the College and Department level at Lehigh.  Dr. Sinclair earned a Bachelor of Business Administration degree in Accounting, a Master of Science degree in Accounting and a Doctorate Degree in Business Administration with a concentration in Accounting from the University of Massachusetts.

The Governance and Nominating Committee concluded that Dr. Sinclair is qualified and should continue to serve, due, in part to his long and distinguished career as an accounting academic and his deep understanding of accounting and financial reporting.  His skills also include organizational planning and interpersonal relations.

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

The Governance and Nominating Committee concluded that Mr. Drabik is well qualified and should be nominated to serve as a Director due, in part to his understanding and involvement in investment banking.  As a global investment bank professional with extensive experience advising senior management, his skills include business analytics, financing and a strong familiarity with SEC documentation.

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

The Governance and Nominating Committee concluded that Mr. Taveira is well qualified and should be nominated to serve as a Director due, in part to his understanding and experience as a Chief Executive Officer and Director of A&D Environmental Services Inc.  Additionally, Mr. Taveira has experience as a Managing Partner of Precision Source LLC, a manufacturer of precision parts for various industries across the United States.

James M. Maher, was appointed as a Director of the Company in June 2013.  He spent his entire professional career with PricewaterhouseCoopers (PwC) LLP.  After nearly 40 years with PwC, 30 years as a partner, he retired in June 2012.  Most recently, Maher served as the managing partner of PwC’s U.S. assurance practice, comprised of more than 1,100 partners and 12,000 staff.  Previously, he served as the regional assurance leader for the metro assurance practice.  During his tenure at PwC, Maher worked closely with senior management at several multinational companies, dealing extensively with significant acquisitions, divestitures, initial public offerings and secondary offerings.  Maher earned a bachelor’s degree in Accounting from C.W. Post Campus of Long Island University (now LIU Post).

The Governance and Nominating Committee concluded that Mr. Maher is well qualified and should be nominated to serve as a Director, due to his extensive experience at PricewaterhouseCoopers.  Additionally, Mr. Maher has significant experience in dealing with acquisitions, divestitures, initial public offerings and secondary offerings.

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

The Governance and Nominating Committee concluded that Mr. Bedrosian is qualified to serve as a director, in part, because his experience as our President and Chief Executive Officer has been instrumental in the Company’s growth and provides the board with a compelling understanding of our operations, challenges and opportunities.  In addition, his background includes over 40 years in the generic pharmaceutical industry that encompasses a broad background and knowledge in the underlying scientific, sales, marketing and supply chain management which brings special expertise to the board in developing our business strategies.  His recent qualification to FINRA’s list of arbitrators recognizes his expertise and experience.

Martin P. Galvan, CPA was appointed as the Company’s Vice President of Finance, Chief Financial Officer and Treasurer in August 2011.  Most recently, he was Chief Financial Officer of CardioNet, Inc., a medical technology and service company.  From 2001 to 2007, Mr. Galvan was employed by Viasys Healthcare Inc., a healthcare technology company that was acquired by Cardinal Health, Inc. in June 2007.  Prior to the acquisition, he served as Executive Vice President, Chief Financial Officer and Director Investor Relations.  From 1999 to 2001, Mr. Galvan served as Chief Financial Officer of Rodel, Inc., a precision surface technologies company in the semiconductor industry.  From 1979 to 1998, Mr. Galvan held several positions with Rhone-Poulenc Rorer Inc., a pharmaceutical company, including Vice President, Finance — The Americas; President & General Manager, RPR Mexico & Central America; Vice President, Finance, Europe/Asia Pacific; and Chief Financial Officer, United Kingdom & Ireland.  Mr. Galvan began his career with the international accounting firm Ernst & Young LLP.  He earned a Bachelor of Arts degree in economics from Rutgers University and is a member of the American Institute of Certified Public Accountants.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2013 all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners under Section 16(a) of the Exchange Act were complied with in a timely manner, except for Form 4s related to a grant of restricted stock to Directors on  July 17, 2012; Form 4s related to officers’ withholding of shares for taxes pursuant to a restricted stock vesting on October 26, 2012; a Form 4 relating to purchase of common stock by Mr. Taveira on March 14, 2013; and Form 5s for Jeffrey Farber, David Farber and William Farber.

Code of Ethics and Financial Expert

The Company has adopted the Code of Professional Conduct (the “code of ethics”), a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, as well as all other company personnel.  The code of ethics is publicly available on our website at www.lannett.com.  If the Company makes any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or any other executive, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

The Board of Directors has determined that Mr. Sinclair, current director of Lannett, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission.

ITEM 11.             EXECUTIVE COMPENSATION

The following table summarizes all compensation paid to or earned by the named executive officers (“NEOs” or “Named Executive Officers”) of the Company for Fiscal Years 2013, 2012 and 2011.

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)

Arthur P. Bedrosian	2013	$437,513	$25,300	$150,810	$588,784	$62,587	$1,264,994
President and Chief Executive	2012	425,096	20,250	171,315	198,908	22,542	838,111
Officer	2011	416,763	—	—	—	22,556	439,319

Martin P. Galvan	2013	270,193	—	75,405	368,076	20,041	733,715
VP of Finance, Chief Financial Officer,	2012	235,577	—	107,364	116,320	14,873	474,134
And Treasurer (1)	2011	—	—	—	—	—	—

William F. Schreck	2013	255,856	—	82,474	344,319	21,985	704,634
Chief Operating Officer	2012	250,000	—	205,292	116,320	18,263	589,875
	2011	219,231	—	—	—	19,592	238,823

Ernest J. Sabo	2013	173,983	—	82,474	234,137	15,708	506,302
VP of Regulatory Affairs	2012	170,000	—	95,707	79,098	15,642	360,447
and Chief Compliance Officer	2011	153,616	—	—	—	18,077	171,693

Kevin R. Smith	2013	218,965	—	82,474	294,673	26,682	622,794
VP of Sales and Marketing	2012	212,755	—	95,707	99,549	22,013	430,024
	2011	207,722	—	—	—	21,888	229,610

(1)  Martin P. Galvan was appointed and assumed the role of Vice President of Finance, Chief Financial Officer, and Treasurer on August 8, 2011.

All Other Compensation

The following summarizes the components of column (i) of the Summary Compensation Table:

		Company
		Match		Pay in
Name and Principal	Fiscal	Contributions	Auto	Lieu of	Excess Life	Termination
Position	Year	401(k) Plan	Allowance	Vacation	Insurances	Related	Total

Arthur P. Bedrosian	2013	$8,433	$13,500	$39,760	$894	$—	$62,587
President and	2012	8,280	13,500	—	762	—	22,542
Chief Executive Officer	2011	8,294	13,500	—	762	—	22,556

Martin P. Galvan	2013	8,601	10,800	—	640	—	20,041
VP of Finance, Chief Financial	2012	4,327	10,177	—	369	—	14,873
Officer and Treasurer (1)	2011	—	—	—	—	—	—

William F. Schreck	2013	7,592	10,800	2,968	625	—	21,985
Chief Operating Officer	2012	7,067	10,800	—	396	—	18,263
	2011	8,327	10,800	—	465	—	19,592

Ernest J. Sabo	2013	4,283	10,800	—	625	—	15,708
VP of Regulatory Affairs	2012	4,446	10,800	—	396	—	15,642
and Chief Compliance Officer	2011	6,812	10,800	—	465	—	18,077

Kevin R. Smith	2013	8,794	13,500	4,234	154	—	26,682
VP of Sales and Marketing	2012	8,375	13,500	—	138	—	22,013
	2011	8,250	13,500	—	138	—	21,888

(1)  Martin P. Galvan was appointed and assumed the role of Vice President of Finance, Chief Financial Officer, and Treasurer on August 8, 2011.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Values

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stocks or Units (#)	Underlying Options (#)	Awards ($/sh)	Options Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(i)

Arthur P. Bedrosian	7/17/2012	—	—	—	—	—	—	5,000	—	—	$25,300
President and	10/26/2012	—	—	—	—	—	—	—	64,000	$4.16	150,810
Chief Executive Officer

Martin P. Galvan	10/26/2012	—	—	—	—	—	—	—	32,000	$4.16	$75,405
VP of Finance and Chief Financial Officer and Treasurer

William F. Schreck	10/26/2012	—	—	—	—	—	—	—	35,000	$4.16	$82,474
Chief Operating Officer

Ernest J. Sabo	10/26/2012	—	—	—	—	—	—	—	35,000	$4.16	$82,474
VP of Regulatory Affairs
and Chief Compliance Officer

Kevin R. Smith	10/26/2012	—	—	—	—	—	—	—	35,000	$4.16	$82,474
VP of Sales and Marketing

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Arthur P. Bedrosian	33,000	—	—	$17.36	10/23/2013
President and Chief	30,000	—	—	$16.04	5/11/2014
Executive Officer	25,000	—	—	$8.00	1/18/2016
	30,000	—	—	$6.89	11/27/2016
	75,000	—	—	$4.03	9/17/2017
	30,000	—	—	$2.80	9/18/2018
	75,000	—	—	$6.94	10/29/2019
	29,833	59,667	—	$3.55	8/25/2021
	—	64,000	—	$4.16	10/25/2022
						—	$—

Martin P. Galvan	13,333	26,667	—	$4.73	7/15/2021
VP of Finance, Chief Financial	—	32,000	—	$4.16	10/25/2022
Officer and Treasurer						—	$—

William F. Schreck	12,000	—	—	$5.18	10/25/2015
Chief Operating Officer	15,000	—	—	$6.89	11/27/2016
	50,000	—	—	$4.03	9/17/2017
	16,000	—	—	$2.80	9/18/2018
	15,000	—	—	$7.53	10/27/2019
	60,000	—	—	$6.94	10/29/2019
	8,333	16,667	—	$5.02	7/8/2021
	23,333	46,667	—	$3.55	8/25/2021
	—	35,000	—	$4.16	10/25/2022
						—	$—

Ernest J. Sabo	3,260	—	—	$7.48	3/1/2015
VP of Regulatory Affairs	4,000	—	—	$5.18	10/25/2015
and Chief Compliance Officer	7,500	—	—	$6.89	11/27/2016
	50,000	—	—	$6.94	10/29/2019
	—	33,334	—	$3.55	8/25/2021
	—	35,000	—	$4.16	10/25/2022
						—	$—

Kevin R. Smith	13,000	—	—	$17.36	10/23/2013
VP of Sales and Marketing	20,000	—	—	$16.04	5/11/2014
	12,000	—	—	$5.18	10/25/2015
	50,000	—	—	$4.03	9/17/2017
	16,000	—	—	$2.80	9/18/2018
	16,666	33,334	—	$3.55	8/25/2021
	—	35,000	—	$4.16	10/25/2022
						—	$—

The options above were granted ten years prior to the option expiration date and vest over three years from that grant date.

Option Exercises and Stock Vested in Fiscal Year 2013

	Options		Stock Awards
	Number of	Value	Number of	Value
Name and Principal	Shares Acquired	Realized	Shares Acquired	Realized
Position	on Exercise	on Exercise	on Vesting	on Vesting

Arthur P. Bedrosian
President and Chief Executive Officer	18,000	$8,400	15,000	$66,900

Martin P. Galvan
VP of Finance, Chief Financial Officer and Treasurer	—	—	—	—

William F. Schreck
Chief Operating Officer	—	—	5,000	$20,800

Ernest J. Sabo
VP of Regulatory Affairs and Chief Compliance Officer	47,666	$315,647	5,000	$20,800

Kevin R. Smith
VP of Sales and Marketing	65,000	$318,327	5,000	$20,800

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Martin P. Galvan, VP of Finance, Chief Financial Officer and Treasurer, Kevin R. Smith, VP of Sales and Marketing, William F. Schreck, Chief Operating Officer, Ernest J. Sabo, VP of Regulatory Affairs and Chief Compliance Officer, and Robert Ehlinger, VP of Logistics and Chief Information Officer.  Each of the agreements provides for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the review and approval of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay these executives severance compensation as discussed in the table below.

Potential Payments upon Termination or Change in Control

The following table assumes that the relevant triggering event occurred on June 30, 2013.  The fair market values of share-based compensation (i.e. Stock Options and Restricted Stock) were calculated using the closing price of Lannett Company, Inc. stock ($11.91) on June 28, 2013, which was the last trading day of Fiscal 2013.  The “spread,” the difference between the fair market value of Lannett Company’s stock on June 28, 2013, and the option exercise price, was used for valuing stock options.

			Acceleration and Exercisability	Acceleration
			Of Unvested	Of Unvested	Insurance
	Base Salary	Annual Cash	Stock Option	Restricted	Benefit	Other
Name	Continuation	Bonus	Awards	Stock	Continuation	Benefits	Total

Arthur P. Bedrosian
Without Cause/With Good Reason (1) (2)	$1,319,694	$588,784	$994,816	$—	$37,252	$7,276	$2,947,822
For Cause (3) (4)	—	588,784	—	—	—	7,276	596,060
Retirement / Death / Disability (3)	—	588,784	—	—	—	7,276	596,060
Change in Control (5)	1,319,694	588,784	994,816	—	37,252	7,276	2,947,822

Martin P. Galvan
Without Cause/With Good Reason (1) (2)	$412,500	$368,076	$439,469	$—	$37,260	$3,316	$1,260,621
For Cause (3) (4)	—	368,076	—	—	—	3,316	371,392
Retirement / Death / Disability (3)	—	368,076	—	—	—	3,316	371,392
Change in Control (5)	412,500	368,076	439.469	—	37,260	3,316	1,260,621

William F. Schreck
Without Cause/With Good Reason (1) (2)	$385,875	$344,319	$776,222	$—	$29,490	$5,160	$1,541,066
For Cause (3) (4)	—	344,319	—	—	—	5,160	349,479
Retirement / Death / Disability (3)	—	344,319	—	—	—	5,160	349,479
Change in Control (5)	385,875	344,319	776,222	—	29,490	5,160	1,541,066

Ernest J. Sabo
Without Cause/With Good Reason (1) (2)	$262,396	$234,137	$549,922	$—	$14,726	$3,656	$1,064,837
For Cause (3) (4)	—	234,137	—	—	—	3,656	237,793
Retirement / Death / Disability (3)	—	234,137	—	—	—	3,656	237,793
Change in Control (5)	262,396	234,137	549,922	—	14,726	3,656	1,064,837

Kevin R. Smith
Without Cause/With Good Reason (1) (2)	$330,237	$294,673	$549,922	$—	$36,313	$5,152	$1,216,297
For Cause (3) (4)	—	294,673	—	—	—	5,152	299,825
Retirement / Death / Disability (3)	—	294,673	—	—	—	5,152	299,825
Change in Control (5)	330,237	294,673	549,922	—	36,313	5,152	1,216,297

(1) Each employment agreement ranges from 1-3 years and is automatically renewed unless notice is given by either party.  Any non-renewal of the existing employment agreements by the Company and any resignation of the Executive with Good Reason both constitute a termination without Cause.  Under the existing employment agreements base salary continuation for a period of 18-36 months, pro-rated cash bonus as if all targets and goals were achieved subject to any applicable cap on cash payments, acceleration of exercisability of unvested stock option awards, acceleration of unvested restricted stock, and insurance benefit continuation for a period of 18 months (collectively “Severance Compensation”) will only be made if the Executive executes and delivers to the Company, in a form prepared by the Company, a release of all claims against the Company and other appropriate parties, excluding the Company’s performance obligation to pay Severance Compensation and the Executive’s vested rights under the Company sponsored retirement plans, 401(k) plans and stock ownership plans (“General Release”).  Severance Compensation is paid in equal monthly installments over a 12 month period to commence on the 90th day following the Termination Date provided the Executive has not revoked the General Release prior to that date.  Earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date.

(2)  Under the existing employment agreements, Good Reason is defined as giving written notice of his resignation within thirty (30) days after Executive has actual knowledge of the occurrence, without the written consent of Executive, of one of the following events: (A) the assignment to Executive of duties materially and adversely inconsistent with Executive’s position or a material and adverse alteration in the nature of his duties, responsibilities and/or reporting obligations, (B) a reduction in Executive’s Base Salary or a failure to pay any such amounts when due; or (C) the relocation of Company headquarters more than 100 miles from its current location.  Good Reason is also defined to include any other reason provided the Executive gives at least thirty (30) days prior written notice to Company.

(3) Under the existing employment agreements,  if the Executive is terminated For Cause; by death; by disability; resigns without Good Reason; or retires; earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date.

(4) For Cause generally means Executive’s willful commission of an act constituting fraud, embezzlement, breach of fiduciary duty, material dishonesty with respect to the Company, gross negligence or willful misconduct in performance of Executive duties, willful violation of any law, rule or regulation relating to the operation of the Company, abuse of illegal drugs or other controlled substances or habitual intoxication, willful violation of published business conduct guidelines, code of ethics, conflict of interest or other similar policies, and Executive becoming under investigation by or subject to any disciplinary charges by any regulatory agency having jurisdiction over the Company (including but not limited to the Drug Enforcement Administration (DEA), Food and Drug Administration (FDA) or the Securities and Exchange Commission (SEC)) or if any complaint is filed against the Executive by any such regulatory agency.

(5) Under the existing employment agreements a Change in Control is defined as a “change in ownership of the Company”, “a change in effective control of the Company”, or “a change in ownership of a substantial portion of the Company’s assets.”  If the Executive is terminated by the Company without Cause or resigns with Good Reason within 24 months of a Change in Control event, the Executive shall be entitled to earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items.  These items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date.  Additionally, the Executive shall be entitled to Severance Compensation to be paid in equal monthly installments over a 12 month period to commence on the 90th day following the Termination Date provided the Executive has not revoked the General Release prior to that date.  A written notice that the Executive’s employment term is not extended within the 24-month period after a Change in Control shall be deemed a termination without Cause, unless the Executive and the Company execute a new employment agreement.

Compensation of Directors

DIRECTOR COMPENSATION

	Fees Earned	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ronald A. West	$33,500	$25,300	—	—	—	—	$58,800

Jeffrey Farber	52,000	25,300	—	—	—	—	77,300

Kenneth Sinclair	86,000	25,300	—	—	—	—	111,300

Albert Wertheimer	33,000	25,300	—	—	—	—	58,300

Myron Winkelman	33,000	25,300	—	—	—	—	58,300

David Drabik	81,000	25,300	—	—	—	—	106,300

Paul Taveira	80,000	12,650	—	—	—	—	92,650

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

A fundamental goal of our compensation program is to maximize shareholder value.  In order to accomplish this goal, we must attract and retain talented and capable executives, and we must provide those executives with incentives that motivate and reward them for achieving Lannett’s short and longer-term goals.  To this end, our executive compensation is guided by the following key principles:

•                  Executive compensation should depend upon group and individual performance factors;

•                  The interests of executives should be closely aligned with those of shareholders through equity-based compensation; and

•                  Compensation should be appropriate and fair in comparison to the compensation provided to similarly situated executives within the pharmaceutical industry and within other publicly-traded companies similar in market capitalization to Lannett.

Important to our compensation program are the decisions of and guidance from the Compensation Committee of our Board of Directors.  The Compensation Committee (which we refer to, for purposes of this analysis, as “the Committee”) is composed entirely of directors who are independent of Lannett under the independence standards established by the NYSE MKT stock exchange, the securities exchange where our common stock is traded.  The Committee operates pursuant to a written charter adopted by the Board.  If you would like to review the Committee’s charter, it is available by request from our Chief Financial Officer, at 13200 Townsend Road, Philadelphia, Pennsylvania 19154 or on our website at www.lannett.com under the section titled “Investor Relations.”

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

The Committee consults as needed with an outside compensation consulting firm retained by the Committee.  As it makes decisions about executive compensation, the Committee obtains data from its consultant regarding current compensation practices and trends among United States companies in general and comparable generic pharmaceutical companies in particular, and reviews this information with its consultant.  In addition, the Chairman of the Committee is in contact with management outside of Committee meetings regarding matters being considered or expected to be considered by the Committee.  The Committee reviews recommendations from their outside consultant, and makes recommendations to the Board about the compensation of non-employee directors.  During Fiscal Year 2013, Lannett used certain information obtained from its consultant, Radford, an Aon Hewitt Company.

The Lannett 2011 Long-Term Incentive Plan (“2011 LTIP”) provides the Company a greater variety of performance-based executive compensation incentive alternatives.  The 2011 LTIP authorizes the Committee to grant both stock and/or cash-based awards through (i) incentive and non-qualified stock options and/or (ii) restricted stock, and/or long-term performance awards to participants.  With respect to the stock options and stock grants, 1,500,000 shares were initially set aside at inception of the plan for stock option grants and/or restricted stock awards.  At the time of an award grant, the Committee will determine the type of award to be made and the specific conditions upon which an award will be granted (i.e. term, vesting, performance criteria, etc.).  The terms of the awards will be based on what the Committee determines is the most effective performance compensation approach to meet the Company’s strategic needs.  In conjunction with its responsibilities related to executive compensation, the Committee also oversees the management development process, reviews plans for executive officer succession and performs various other functions.

The individuals who served as Chief Executive Officer and Chief Financial Officer during Fiscal 2013, as well as the other individuals included in the Summary Compensation Table on page 51, are referred to as the Named Executive Officers.

Results

In August 2013, the Committee reviewed Lannett’s Fiscal 2013 results for purposes of the Fiscal 2013 Bonus Plan (“2013 Bonus Plan”), determining that the objectives for operating profit and other corporate objectives to achieve payments under the plan were met.

Mr. Bedrosian’s objectives were to meet Company growth and EPS targets; increase Company awareness within the investment community; and increase shareholder value.  In addition, Mr. Bedrosian’s objectives included identifying and pursuing strategic acquisitions and partnerships.

Mr. Galvan’s objectives were to deliver accurate and timely financial reports on a required monthly, quarterly and annual basis and enhance financial performance through the management of receivables, controlling of service and professional fees, and budget management.

Mr. Schreck’s objectives were to complete various efficiency enhancement projects at our manufacturing facilities; identify and complete due diligence related to the purchase of a new facility for future expansion; and achieve Company annual operating plan targets.

Mr. Smith’s objectives were to exceed company sales goals while limiting rebates, chargebacks and other related sales deductions, increase market share on existing products, and obtain market share on new product launches.

Mr. Sabo’s objectives were to maintain continued compliance with DEA and FDA requirements; review and enhance policies and procedures to ensure regulatory compliance; and provide for technical and research capabilities required to ensure a flow of new products.

Mr. Ehlinger’s objectives were to streamline our supply chain to ensure a consistent supply of raw materials while limiting inventory obsolescence; improve our technology platform for improved efficiency and data reporting; and identify processes to be automated.

Risk Assessment

The criteria used for the bonus program which includes Company operating and individual performance goals, along with the weighting of each element, were assembled by the Company for our industry and were found to be reasonable for the nature of our business.  The Compensation Committee reviews these criteria and gives final approval to the senior management.

Operating performance ties in directly with shareholder value.  In order to align management and shareholder interests, there is no bonus opportunity for management unless operating performance targets are achieved.  The risk of diluting the Company’s operating cash positions through the awarding of excessive bonus awards is controlled by the imposition of an aggregate bonus award limit equal to 20% of Adjusted Operating Profit as defined on page 61.

The achievement of assigned individual goals as part of the bonus plan is subject to review and approval by senior management with the CEO having the final review and approval.  This multi-level process reduces the risk of having goals that are not linked to the overall objectives of the Company and its success.  The awarding of a CEO discretionary portion, currently at 5% of the total of the bonus, also requires the same oversight.  The total impact on bonus payout of these components of the bonus program is significantly less than the operating performance component.  There is no bonus payout unless minimum goals are attained.

We believe our bonus program, along with the other elements of our executive compensation program, provides appropriate rewards and incentives to our executives to achieve our financial, business, and strategic goals.  We also believe the structure and oversight of these programs provides a setting that does not encourage them to take excessive risks in their business decisions.

Market Data and Our Peer Group

In determining FY2013 compensation for the Named Executive Officers, the Committee relied on market data previously provided by its consultants.  This data was gathered from two sources.  The Named Peer Group was comprised of 12 public life science companies that exhibit a comparable business and financial profile to Lannett, as defined by annual revenue, employee size and market value.  The consultants also gathered published survey data from the Radford Global Survey Suite targeting life science companies with between 200 and 450 employees.  To determine competitive market compensation, Survey and Named Peer data were combined (weighted equally) to form a market consensus (where possible).

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

Fiscal 2013 Compensation Program

The Committee’s approach to compensation was intended to focus our executives on accomplishing our short and longer-term objectives, and it had as its ultimate objective sustained growth in shareholder value.  This approach was intended to compensate executives at levels at or near the median levels of compensation offered by other generic pharmaceutical companies similar in size to Lannett and with whom we compete.

In making decisions about the elements of Fiscal 2013 compensation, the Committee not only considered available market information about each element but also considered aggregate compensation for each executive.  Base salary provided core compensation to executives, but it was accompanied by:

•                  the potential for incentive-based cash compensation based upon our attainment of targeted Fiscal 2013 operating profit and other corporate goals, as well as the achievement of assigned individual goals and objectives,

•                  various forms of equity compensation,

•      various benefits and perquisites, and

•      the potential for post-termination compensation under certain circumstances.

The table below provides an overview of each element of the Fiscal 2013 compensation program.

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

Short-Term Incentives

Cash awards for annual achievement of overall corporate objectives, and specific individual goals and objectives.  In Fiscal 2013, objectives for the Officers were tied to Lannett’s achievement of operating profit targets, other targeted corporate goals and individual goals and objectives.

To motivate and focus our executive team on the achievement of our annual performance goals.

Long-Term Incentives	Stock options reward sustained stock price appreciation and encourage executive retention during a three-year vesting term and a ten-year option life.	To deliver a balanced long-term incentive portfolio to executives, focusing on (a) share price appreciation, (b) retention, and (c) internal financial objectives.

	Restricted stock grants reward sustained stock price appreciation and encourages executive retention during its three-year vesting term.	To align management interests with those of shareholders,

	The value of participants’ restricted stock increases and decreases according to Lannett’s stock price performance during the vesting period and thereafter.	To increase management’s potential for stock ownership opportunities (all awards are earned in shares),

To attract and retain excellent management talent, and

To reward growth of the business, increased profitability, and sustained shareholder value.

Benefits and Perquisites	401(k) Plan Lannett matches contributions to the Plan, at a rate of $.50 on the dollar up to 8% of base salary.

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

The use of the above compensation tools enables Lannett to reinforce its pay-for-performance philosophy as well as to strengthen its ability to attract and retain high-performing executive officers.  The Committee believes that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term shareholder value creation, and encourages executive recruitment and retention in a high-performance culture.

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

Short-term Incentives

In February 2013, the Committee approved the 2013 Bonus Plan.  This program allowed executive officers the opportunity to earn cash awards upon the accomplishment of the Fiscal 2013 operating profit goal, other targeted corporate goals and a number of individual objectives.  The relative weighting of these objectives for each executive was sixty percent (60%) for Adjusted Operating Profit (as defined below), thirty-five percent (35%) for meeting assigned individual goals and five percent (5%) based on CEO discretion.  For the CEO, the five percent (5%) discretionary portion will be determined by the Committee.

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

All payouts to the Named Executive Officers under the 2013 Bonus Plan were contingent upon the Committee’s review of the degree to which Lannett achieved the 2013 Bonus Plan objectives, and upon the Committee’s review and approval of Management’s conclusion of the degree to which individual goals and objectives had been achieved.

The 2013 Bonus Plan provides that payout would be limited to 20% of the Adjusted Operating Profit (as defined below by the 2013 Bonus Plan).  As a result, the actual FY2013 bonus payment was limited to 134% of each Named Executive Officer base salary as of June 30, 2013.

Adjusted Operating Profit is defined as Operating Income excluding Bonus Expense.  For purposes of determining achievement of the bonus plan targets, this measure can be adjusted for certain categories of non-recurring items that the Committee believes do not reflect the performance of Lannett’s core continuing operations.  In Fiscal 2013 Adjusted Operating Profit included adjustments for stock compensation expense, certain outsourced sales and marketing expenses and a litigation settlement.

As discussed above, each Named Executive Officer’s objectives for Fiscal 2013 included Company operating profit targets, achievement of individual goals, and other targeted corporate goals.  The Committee reviewed and approved these targets following discussions with management, a review of our historical results, consideration of the various circumstances facing the Company during Fiscal 2013 and taking into account the expectations of our annual plan.

The 2013 Bonus Plan program provided that the Committee could modify, amend, suspend or terminate the Plan at any time.

Long-term Incentives

The Committee believes that long-term equity incentives are an important part of a complete compensation package because they focus executives on increasing the value of the assets that are entrusted to them by the shareholders, achieving Lannett’s long-term goals, aligning the interests of executives with those of shareholders, encouraging sustained stock performance and helping to retain executives.

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

The Committee assesses the appropriate overall value of these equity grants to executives by reviewing survey results and other market data provided by its consultant.  This information includes the value of equity grants made to similarly situated executives among the Peer Group.  The overall value of LTIA grants for each executive is determined by the Committee with input from their consultant.

In determining the overall value of LTIA grants, the Committee also considers the potential value of equity compensation relative to other elements of compensation for each Named Executive Officer.  It likewise assesses the appropriate distribution of equity value among the grant types, as well as the corporate objectives each type of grant is intended to encourage.

Stock Options and Restricted Stock

Stock options and restricted stock granted as part of the LTIA are designed both to reward the achievement of sustained stock price appreciation and to encourage executive retention during a three-year vesting term and, in the case of stock options, a ten-year option life.  Stock option and restricted stock awards are intended to align executives’ motivation with shareholders’ best interests.  Sustained stock price appreciation is one factor considered in the granting of stock options and restricted stock.  Stock options and restricted stock vest in one-third increments on the first three anniversaries of the date of grant.

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

Attributed costs of the personal benefits available to the Named Executive Officers for the fiscal year ended June 30, 2013, are included in column (i) of the Summary Compensation Table on page 51.

Post-Termination Pay

We believe that reasonable severance and change in control benefits are necessary in order to recruit and retain qualified senior executives and are generally required by the competitive recruiting environment within our industry and the marketplace in general.  These severance benefits reflect the fact that it may be difficult for such executives to find comparable employment within a short period of time, and are designed to alleviate an executive’s concerns about the loss of his or her position without cause.  We also believe that a change in control arrangement will provide an executive security that will likely reduce the reluctance of an executive to pursue a change in control transaction that could be in the best interests of our shareholders.  Lannett’s severance plan is designed to pay severance benefits to an executive for a qualifying separation.  For the Chief Executive Officer, the severance plan provides for a payment of three times the sum of base salary plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.  For the other Named Executive Officers, the severance plan provides for a payment of eighteen months of base salary plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes the deductibility of an executive officer’s compensation that exceeds $1,000,000 per year unless the compensation is paid under a performance-based plan that has been approved by shareholders.  The Committee believes that it is generally preferable to comply with the requirements of Section 162(m) through, for example, the use of our Incentive Plan.  However, to maintain flexibility in compensating executive officers in a manner that attracts, rewards, and retains high quality individuals, the Committee may elect to provide compensation outside of those requirements when it deems appropriate.  The Committee believes that shareholder interests are best served by not restricting the Committee’s discretion in this regard, even though such compensation may result in non-deductible compensation expenses to the Company.

Timing of Committee Meetings and Grants; Option and Share Pricing

The Committee shall meet as necessary to fulfill its responsibilities, and the timing of these meetings is generally established during the year.  The Committee holds special meetings from time to time as its workload requires.  Historically, annual grants of equity awards have typically been accomplished at a meeting of the Committee in September of each year.  Individual grants (for example, associated with the hiring of a new executive officer or promotion to an executive officer position) may occur at any time of year.  We expect to coordinate the timing of equity award grants to be made within thirty (30) days of Lannett’s earnings release announcement following the completion of the fiscal year.  The exercise price of each stock option and restricted share awarded to our executive officers is the closing price of our common stock on the date of grant.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the Compensation Discussion and Analysis set forth above with management.  Taking this review and discussion into account, the undersigned Committee members recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

The Compensation Committee

Paul Taveira (Chairman)
David Drabik
James M. Maher
Dr. Kenneth Sinclair

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2013, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2006 and 2011 Long Term Incentive Plans (“LTIPs”) generally vest equally over a three year period from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly	Total Shares		Percent of Class	Number of Shares		Percent of Class

Arthur P. Bedrosian 13200 Townsend Road Philadelphia, PA 19154	President and Chief Executive Officer	602,209	37,150	639,359	(1)	2.10%	1,018,358	(1),(2)	3.31%

Broadfin Capital LLC 237 Park Avenue, Ninth Floor, New York, NY 10017		1,822,258	0	1,822,258		6.00%	1,822,258	(3)	6.00%

David Drabik 13200 Townsend Road Philadelphia, PA 19154	Director	30,000	0	30,000		0.10%	30,000		0.10%

Robert Ehlinger 13200 Townsend Road Philadelphia, PA 19154	VP of Logistics and Chief Information Officer	25,636	0	25,636		0.08%	130,560	(4)	0.43%

William Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman Emeritus	5,335,626	0	5,335,626	(5)	17.56%	5,385,626	(5),(6)	17.69%

Jeffrey Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman of the Board, Director	402,470	5,206,829	5,609,299	(7)	18.46%	5,656,799	(7),(8)	18.59%

David Farber 6884 Brook Hollow Ct West Bloomfield, MI 48322		75,000	5,351,578	5,426,578	(9)	17.86%	5,449,078	(9),(10)	17.92%

Farber Properties 1775 John R Road Troy, MI 48083		4,550,000	0	4,550,000	(11)	14.97%	4,550,000		14.97%

Farber Family LLC 1775 John R Road Troy, MI 48083		528,142	0	528,142	(12)	1.74%	528,142		1.74%

Farber Investment LLC 1775 John R Road Troy, MI 48083		38,000	0	38,000	(13)	0.13%	38,000		0.13%

Martin Galvan 13200 Townsend Road Philadelphia, PA 19154	VP of Finance, Chief Financial Officer and Treasurer	4,000	0	4,000		0.01%	41,332	(14)	0.14%

James M. Maher 13200 Townsend Road Philadelphia, PA 19154	Director	2,500	0	2,500		0.01%	2,500		0.01%

Ernest J. Sabo 13200 Townsend Road Philadelphia, PA 19154	VP of Regulatory Affairs and Chief Compliance Officer	16,233	0	16,233		0.05%	109,326	(15)	0.36%

William F. Schreck 13200 Townsend Road Philadelphia, PA 19154	Chief Operating Officer	37,021	0	37,021		0.12%	280,019	(16)	0.91%

Kenneth Sinclair 13200 Townsend Road Philadelphia, PA 19154	Director	37,500	0	37,500		0.12%	37,500		0.12%

Kevin R. Smith 13200 Townsend Road Philadelphia, PA 19154	VP of Sales and Marketing	17,691	0	17,691		0.06%	173,690	(17)	0.57%

Paul Taveira 13200 Townsend Road Philadelphia, PA 19154	Director	11,000	0	11,000	0.04%	11,000	0.04%

All directors and executive officers as a group (11 persons)		1,186,260	5,243,979	6,430,239	21.16%	7,491,084	23.82%

(1)     Includes 37,150 shares owned by Arthur P. Bedrosian’s wife.  Mr. Bedrosian disclaims beneficial ownership of these shares.  Includes 45,335 shares of common stock held through employee stock purchase plan.

(2)     Includes 33,000 vested options to purchase common stock at an exercise price of $17.36 per share, 30,000 vested options to purchase common stock at an exercise price of $16.04 per share, 25,000 vested options to purchase common stock at an exercise price of $8.00 per share, 30,000 vested options to purchase common stock at an exercise price of $6.89 per share, 75,000 vested options to purchase common stock at an exercise price of $4.03 per share, 30,000 vested options to purchase common stock at an exercise price of $2.80, and 75,000 vested options to purchase common stock at an exercise price of $6.94 per share, 59,666 vested options to purchase common stock at an exercise price of $3.55, and 21,333 vested options to purchase common stock at an exercise price of $4.16.

(3)     Based solely on the Form 13F filed with the SEC by Broadfin on August 14, 2013.  As of August 31, 2013, Broadfin had voting power and dispositive power over 1,822,258 shares of the Company’s common stock.

(4)     Includes 10,425 vested options to purchase common stock at an exercise price of $5.05 per share, 7,500 vested options to purchase common stock at an exercise price of $6.89 per share, 15,000 vested options to purchase common stock at an exercise price of $4.03 per share, 15,000 vested options to purchase common stock at an exercise price of $6.94 per share, 12,000 vested options to purchase common stock at an exercise price of $5.02, 33,333 vested options to purchase common stock at an exercise price of $3.55, and 11,666 vested options to purchase common stock at an exercise price of $4.16.

(5)     Includes 402,500 shares jointly held by William Farber and William Farber’s spouse, Audrey Farber and 26,250 shares held in William Farber’s IRA account.

(6)     Includes 25,000 vested options to purchase common stock at an exercise price of $17.36 per share and 25,000 vested options to purchase common stock at an exercise price of $16.04 per share.

(7)     Includes 4,550,000 shares held by Farber Properties Group LLC (“FPG”).  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 2,275,000 shares held by FPG.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 73,408 shares held by Jeffrey Farber as custodian for his children, 17,279 shares held as joint custodian with David Farber for a relative, and also includes 38,000 shares held by Farber Investment Company (“FIC”).  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(8)     Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share, 12,500 vested options to purchase common stock at an exercise price of $16.04, 20,000 vested options to purchase common stock at an exercise price of $4.55, and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(9)     Includes 4,550,000 shares held by FPG.  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 2,275,000 shares held by FPG.  Includes 528,142 shares held by FFLLC which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Indirect shares include 218,157 shares held by David Farber as custodian for his children and 17,279 shares held as joint custodian for a relative.  Also includes 38,000 shares held by FIC.  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(10)   Includes 10,000 vested options to purchase common stock at an exercise price of $17.36 per share and 12,500 vested options to purchase common stock at an exercise price of $16.04 per share.

(11)         Farber Properties Group, LLC is managed and jointly owned by Jeffrey Farber and David Farber.

(12)         Farber Family LLC is managed by Jeffrey Farber and David Farber as trustees.

(13)   Farber Investment LLC is beneficially owned 25% each by Jeffrey and David Farber and 50% by Larry Farber.

(14)   Includes 26,666 vested options to purchase common stock at an exercise price of $4.73 per share and 10,666 vested options to purchase common stock at an exercise price of $4.16 per share.

(15)   Includes 3,260 vested options to purchase common stock at an exercise price of $7.48 per share, 4,000 vested options to purchase common stock at an exercise price of $5.18 per share, 7,500 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $6.94 per share, 16,667 vested options to purchase common stock at an exercise price of $3.55, and 11,666 vested options to purchase common stock at an exercise price of $4.16 per share.

(16)   Includes 12,000 vested options to purchase common stock at an exercise price of $5.18 per share, 15,000 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $4.03 per share, 16,000 vested options to purchase common stock at an exercise price of $2.80 per share, 15,000 vested options to purchase common stock at an exercise price of $7.53 per share, 60,000 vested options to purchase common stock at an exercise price of $6.94 per share, 16,666 vested options to purchase common stock at an exercise price of $5.02, 46,666 vested options to purchase common stock at an exercise price of $3.55, and 11,666 vested options to purchase common stock at an exercise price of $4.16 per share.

(17)   Includes 13,000 vested options to purchase common stock at an exercise price of $17.36 per share, 20,000 vested options to purchase common stock at an exercise price of $16.04 per share, 12,000 vested options to purchase common stock at an exercise price of $5.18 per share, 50,000 vested options to purchase common stock at an exercise price of $4.03 per share, 16,000 vested options to purchase common stock at an exercise price of $2.80, 33,333 vested options to purchase common stock at an exercise price of $3.55, and 11,666 vested options to purchase common stock at an exercise price of $4.16 per share.

*   Percent of class calculation is based on 30,388,679 outstanding shares of common stock at August 31, 2013.

** Assumes that all options exercisable within sixty days have been exercised.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2013:

(In thousands, except for weighted average exercise price) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,319	$5.71	1,067

Equity Compensation plans not approved by security holders	—	—	—

Total	2,319	$5.71	1,067

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had sales of $1.3 million, $757 thousand and $876 thousand during the fiscal years ended June 30, 2013, 2012, and 2011, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal stockholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $200 thousand and $234 thousand at June 30, 2013 and 2012, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $107 thousand in fees and $38 thousand in reimbursable expenses during Fiscal 2013 and $105 thousand in fees and $24 thousand in reimbursable expenses during Fiscal 2012.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into fiscal year 2014.  In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2013, 2012 and 2011.  No relationship exists, other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2013, 2012 and 2011.

(In thousands)	Audit Fees	Audit-Related	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2013:	$375	$—	$103	$14	$492
Fiscal 2012:	$338	$—	$107	$—	$445
Fiscal 2011:	$324	$—	$144	$—	$468

(1) Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments, and various tax planning services.

(2) Other fees include fees paid for review of various correspondences, miscellaneous studies, etc.

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

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.      Consolidated Financial Statements:

See accompanying Index to Consolidated Financial Statements.

2.                   Consolidated Financial Statement Schedules:

Lannett Company, Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

Description (In thousands)	Balance at Beginning of Fiscal Year	Charged to (Reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2013	$124	$(83)	$—	$41
2012	124	—	—	124
2011	123	1	—	124

Inventory Valuation
2013	$1,472	$876	$346	$2,002
2012	3,486	1,745	3,759	1,472
2011	2,482	4,585	3,581	3,486

Deferred Tax Asset Valuation Allowance
2013	$2,112	$28	$—	$2,140
2012	2,032	80	—	2,112
2011	2,017	15	—	2,032

3.                    Exhibits:

Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development	Incorporated by reference to Exhibit 10(af) to the Annual

Exhibit Number	Description	Method of Filing

	Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5*	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6*	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7*	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

10.11*	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13*	2006 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15*	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

10.16*	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 8, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N. A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

10.19*	Second Amended and Restated Employment Agreement of Arthur P. Bedrosian	Incorporated by reference to Exhibit 10.19 on Form 8-K dated January 3, 2013

10.20*	Amended and Restated Employment Agreement of Martin P. Galvan	Incorporated by reference to Exhibit 10.20 on Form 8-K dated January 3, 2013

10.21*	Amended and Restated Employment Agreement of William F. Schreck	Incorporated by reference to Exhibit 10.21 on Form 8-K dated January 3, 2013

Exhibit Number	Description	Method of Filing

10.22*	Amended and Restated Employment Agreement of Kevin Smith	Incorporated by reference to Exhibit 10.22 on Form 8-K dated January 3, 2013

10.23*	Amended and Restated Employment Agreement of Ernest J. Sabo	Incorporated by reference to Exhibit 10.23 on Form 8-K dated January 3, 2013

10.24*	Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.24 on Form 8-K dated January 3, 2013

10.25	Amendment to Agreement dated March 23, 2004 by and between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.25 on Form 8-K dated August 19, 2013

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document+

101.SCH	XBRL Extension Schema Document+

101.CAL	XBRL Calculation Linkbase Document+

101.DEF	XBRL Definition Linkbase Document+

101.LAB	XBRL Label Linkbase Document+

101.PRE	XBRL Presentation Linkbase Document+

+       Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	September 12, 2013	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 12, 2013	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Date:	September 12, 2013	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Date:	September 12, 2013	By:	/s/ Jeffrey Farber
Jeffrey Farber,
Chairman of the Board of Directors

Date:	September 12, 2013	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
Director, President and Chief Executive Officer

Date:	September 12, 2013	By:	/s/ Kenneth Sinclair
Kenneth Sinclair,
Director, Chairman of Audit Committee

Date:	September 12, 2013	By:	/s/ David Drabik
David Drabik,
Director, Chairman of Governance and Nominating Committee

Date:	September 12, 2013	By:	/s/ Paul Taveira
Paul Taveira,
Director, Chairman of Compensation Committee

Date:	September 12, 2013	By:	/s/ James M. Maher
James M. Maher,
Director

Index to Consolidated Financial Statements and

Supplementary Financial Information

Management’s Report on Internal Control over Financial Reporting

Management of Lannett Company Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control framework was designed to provide the Company’s management, and Board of Directors, reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control-Integrated Framework in conducting its assessment as of June 30, 2013.  As a result of this assessment, management has concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.  Grant Thornton, LLP’s opinion on the Company’s internal control over financial reporting appears on page 74 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lannett Company, Inc.

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and Subsidiaries (collectively, the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 30, 2013.  Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

September 12, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lannett Company, Inc.

We have audited Lannett Company, Inc. and Subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of June 30, 2013, based on criteria established in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Lannett Company, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Lannett Company, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Lannett Company, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in 1992 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lannett Company, Inc. and Subsidiaries, and our report dated September 12, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

September 12, 2013

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$42,689	$22,562
Investment securities	8,461	6,667
Accounts receivable, net	26,413	26,586
Inventories, net	32,531	27,064
Income taxes receivable	—	2,120
Deferred tax assets	4,874	4,833
Other current assets	1,161	1,023
Total current assets	116,129	90,855
Property, plant and equipment, net	40,141	37,068
Intangible assets, net	2,547	4,429
Deferred tax assets	8,005	9,069
Other assets	930	1,171
TOTAL ASSETS	$167,752	$142,592

LIABILITIES
Current liabilities:
Accounts payable	$22,668	$17,989
Accrued expenses	2,697	2,931
Accrued payroll and payroll related	6,910	3,198
Income taxes payable	154	—
Current portion of long-term debt	670	648
Total current liabilities	33,099	24,766
Long-term debt, less current portion	5,844	6,513
TOTAL LIABILITIES	38,943	31,279
Commitment and Contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized; 29,284,592 and 28,594,437 shares issued; 28,848,679 and 28,252,192 shares outstanding at June 30, 2013 and 2012, respectively)	29	29
Additional paid-in capital	104,075	99,515
Retained earnings	26,553	13,236
Accumulated other comprehensive loss	(47)	(63)
Treasury stock (435,913 and 342,245 shares at June 30, 2013 and 2012, respectively)	(2,034)	(1,594)
Total Lannett Company, Inc. stockholders’ equity	128,576	111,123
Noncontrolling Interest	233	190
Total stockholders’ equity	128,809	111,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,752	$142,592

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2013	2012	2011

Net sales	$151,054	$122,990	$106,835
Cost of sales	93,634	84,043	83,515
Gross profit	57,420	38,947	23,320
Operating expenses:
Research and development	16,253	11,844	8,587
Selling, general, and administrative	22,410	20,193	15,912
Total operating expenses	38,663	32,037	24,499
Operating income (loss)	18,757	6,910	(1,179)
Other income (expense):
Foreign currency gain (loss)	3	(62)	7
Gain (loss) on sale of assets	111	4	(22)
Gain (loss) on investment securities	699	(103)	206
Grant income	—	—	410
Litigation settlement	1,250	—	—
Interest and dividend income	116	142	91
Interest expense	(251)	(273)	(214)
Total other income (expense)	1,928	(292)	478
Net income (loss) before income tax	20,685	6,618	(701)
Income tax expense (benefit)	7,303	2,600	(461)
Net income (loss)	13,382	4,018	(240)
Less: Net income attributable to noncontrolling interest	65	70	37
Net income (loss) attributable to Lannett Company, Inc.	$13,317	$3,948	$(277)

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.47	$0.14	$(0.01)
Diluted	$0.46	$0.14	$(0.01)

Weighted average common shares outstanding:
Basic	28,467,598	28,263,335	26,758,552
Diluted	28,942,933	28,408,432	26,758,552

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended June 30,
	2013	2012	2011

Net income (loss)	$13,382	$4,018	$(240)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	16	(85)	(12)
Unrealized holding loss on investment securities	—	(3)	(15)
Total other comprehensive income (loss), before tax	16	(88)	(27)
Income tax related to items of other comprehensive income	—	1	6
Total other comprehensive income (loss), net of tax	16	(87)	(21)
Comprehensive income (loss)	13,398	3,931	(261)
Less: Total comprehensive income attributable to noncontrolling interest	65	70	37
Comprehensive income (loss) attributable to Lannett Company, Inc.	$13,333	$3,861	$(298)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, June 30, 2010	24,882	$25	$79,863	$9,565	$45	$(651)	$88,847	$112	$88,959

Shares issued in connection with share-based compensation plans	272	—	501	—	—	—	501	—	501
Share-based compensation	—	—	1,824	—	—	—	1,824	—	1,824
Shares issued in connection with public stock offering	3,250	3	14,947	—	—	—	14,950	—	14,950
Tax benefit on stock options exercised	—	—	(53)	—	—	—	(53)	—	(53)
Purchase of treasury stock	—	—	—	—	—	(221)	(221)	—	(221)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(10)	(10)
Other comprehensive loss, net of income tax	—	—	—	—	(21)	—	(21)	—	(21)
Net income (loss)	—	—	—	(277)	—	—	(277)	37	(240)

Balance, June 30, 2011	28,404	$28	$97,082	$9,288	$24	$(872)	$105,550	$139	$105,689

Shares issued in connection with share-based compensation plans	190	1	271	—	—	—	272	—	272
Share-based compensation	—	—	2,162	—	—	—	2,162	—	2,162
Purchase of treasury stock	—	—	—	—	—	(722)	(722)	—	(722)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(19)	(19)
Other comprehensive loss, net of income tax	—	—	—	—	(87)	—	(87)	—	(87)
Net income	—	—	—	3,948	—	—	3,948	70	4,018

Balance, June 30, 2012	28,594	$29	$99,515	$13,236	$(63)	$(1,594)	$111,123	$190	$111,313

Shares issued in connection with share-based compensation plans	691	—	3,083	—	—	—	3,083	—	3,083
Share-based compensation	—	—	1,477	—	—	—	1,477	—	1,477
Purchase of treasury stock	—	—	—	—	—	(440)	(440)	—	(440)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Other comprehensive income, net of income tax	—	—	—	—	16	—	16	—	16
Net income	—	—	—	13,317	—	—	13,317	65	13,382

Balance, June 30, 2013	29,285	$29	$104,075	$26,553	$(47)	$(2,034)	$128,576	$233	$128,809

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$13,382	$4,018	$(240)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,198	5,735	4,976
Deferred income tax expense	783	1,082	2,850
Share-based compensation	1,477	2,162	1,824
Tax (benefits) shortfall on stock options exercised	(240)	—	53
Loss (gain) on sale of assets	(111)	(4)	22
Loss (gain) on investment securities	(699)	103	(206)
Grant income	—	—	(410)
Other noncash expenses	16	15	20
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	173	(6,285)	2,775
Inventories	(5,467)	(161)	(7,845)
Income taxes receivable / Income taxes payable	2,514	1,516	(5,116)
Prepaid expenses and other assets	317	(110)	168
Accounts payable	4,679	(389)	2,007
Accrued expenses	(234)	1,176	(1,710)
Accrued payroll and payroll related	3,712	2,263	(5,370)
Net cash provided by (used in) operating activities	26,500	11,121	(6,202)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,788)	(5,237)	(7,254)
Proceeds from sale of property, plant and equipment	279	7	9
Proceeds from sale of investment securities	22,456	35,910	9,750
Purchase of investment securities	(23,550)	(23,301)	(28,153)
Net cash provided by (used in) investing activities	(8,603)	7,379	(25,648)
FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	—	5,056
Repayments of debt	(647)	(661)	(4,954)
Deferred financing fees	—	—	(26)
Proceeds from public stock offering	—	—	14,950
Proceeds from issuance of stock	3,083	272	501
Tax benefits (shortfall) on stock options exercised	240	—	(53)
Purchase of treasury stock	(440)	(722)	(221)
Distribution to noncontrolling interest	(22)	(19)	(10)
Net cash provided by (used in) financing activities	2,214	(1,130)	15,243
Effect on cash and cash equivalents of changes in foreign exchange rates	16	(85)	(12)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,127	17,285	(16,619)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,562	5,277	21,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,689	$22,562	$5,277
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$251	$272	$272
Income taxes paid	$4,006	$1	$1,809

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Business And Nature of Operations

Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral (tablets and capsules), extended release, topical, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  The Company also manufactures active pharmaceutical ingredients through its Cody Laboratories, Inc. (“Cody Labs”) subsidiary, providing a vertical integration benefit.

The Company operates pharmaceutical manufacturing plants in Philadelphia, PA and Cody, WY.  Customers of the Company’s pharmaceutical products include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

Note 2.  Summary of Significant Accounting Policies

Principles of consolidation

The Consolidated Financial Statements include the accounts of Lannett Company, Inc., and its wholly owned subsidiaries, as well as Cody LCI Realty, LLC (“Realty”), a variable interest entity (“VIE”) in which the Company has a 50% ownership interest.  See Note 11 “Consolidation of Variable Interest Entity” for more information.  Noncontrolling interest in Realty is recorded net of tax as net income attributable to the noncontrolling interest.  Additionally, all intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

In particular, the Company now presents substantially all of the revenue-related reserves for each net sales adjustment, previously presented as “Rebates, chargebacks and returns payable” in the current liabilities section of the Consolidated Balance Sheets, as a reduction of “Accounts Receivable” in the current assets section of the Consolidated Balance Sheets.  See Note 3 “Accounts Receivable” for additional information.

The Company also reclassified certain reserve balances related to rebate programs for Medicare Part D, Medicaid and certain sales allowances and other adjustments to indirect customers.  These amounts were previously presented in “Rebates, chargebacks and returns payable” in the current liabilities section of the Consolidated Balance Sheets.  They are now presented as “Accrued Expenses” in the current liabilities section of the Consolidated Balance Sheets.  See Note 2 “Summary of Significant Accounting Policies: Net Sales Adjustments” policy disclosure for additional information.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are required in the determination of revenue recognition and sales discounts for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program.  Additionally, significant estimates and assumptions are required when determining the fair value of long-lived and indefinite-lived assets, income taxes, contingencies, and share-based compensation.  Because of the inherent subjectivity and complexity involved in these estimates and assumptions, actual results could differ from those estimates.

Foreign currency translation

The Consolidated Financial Statements are presented in U.S. Dollars, the reporting currency of the Company.  The financial statements of the Company’s foreign subsidiary are maintained in local currency and translated into U.S. dollars at the end of each reporting period.  Assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period.  The adjustments resulting from the use of differing exchange rates are recorded as part of stockholders’ equity in accumulated comprehensive income.  Gains and losses resulting from transactions denominated in foreign currencies are recognized in the consolidated statements of operations.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturity less than three months at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank and certificates of deposit that are readily convertible into cash.  The Company maintains its cash deposits and cash equivalents at well-known stable financial institutions.  Such amounts frequently exceed insured limits.

Investment securities

The Company’s investment securities consist solely of publicly traded equity securities, which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date.  Gains and losses are included in the Consolidated Statements of Operations under Other income (expense).

Allowance for doubtful accounts

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the fiscal year ended June 30, 2013, 2012 and 2011 the Company recorded provisions for excess and obsolete inventory of $876 thousand, $1.7 million and $4.6 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for the fiscal years ended June 30, 2013, 2012, and 2011 was $4.3 million, $3.9 million and $3.1 million, respectively.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization.  Amortization is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  The Company has one indefinite-lived intangible asset related to a product ANDA, valued at $149 thousand.  Amortization on this indefinite-lived intangible will begin at such time as the Company begins shipping the product and determines a finite useful life.  Indefinite-lived and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Segment Information — The Company operates one reportable segment, generic pharmaceuticals, as such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for fiscal years ended June 30, 2013, 2012 and 2011:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2013	2012	2011
Antibiotic	$9,167	$6,724	$6,101
Cardiovascular	25,876	18,142	12,553
Gallstone	6,114	5,991	5,370
Glaucoma	6,410	4,252	3,118
Gout	5,092	484	592
Migraine	5,418	5,971	8,654
Obesity	4,721	3,755	3,164
Pain Management	21,232	20,870	14,747
Thyroid Deficiency	57,978	50,849	47,051
Other	9,046	5,952	5,485
Total	$151,054	$122,990	$106,835

Customer, Supplier and Product Concentration

The following table identifies certain of the Company’s products, defined as generics containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales for the fiscal years ended June 30, 2013, 2012 and 2011, respectively:

	2013	2012	2011

Product 1	38%	41%	44%
Product 2	10%	8%	5%
Product 3	8%	9%	12%

The following table identifies certain of the Company’s customers which accounted for at least 10% of net sales for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

	2013	2012	2011

Customer A	17%	18%	17%
Customer B	12%	11%	10%
Customer C	10%	12%	6%

At June 30, 2013 and June 30, 2012, four customers accounted for 78% and 70%, respectively of the Company’s net accounts receivable balances, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition and collateral is generally not required.

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 60%, 64% and 64% of the Company’s inventory purchases in fiscal year 2013, 2012 and 2011, respectively.  See Note 20 “Material Contracts with Suppliers” and Note 22 “Subsequent Events” for more information.

Revenue Recognition

The Company recognizes revenue when title and risk of loss have transferred to the customer and provisions for rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  The Company also considers all other relevant criteria specified in SEC Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition”, in determining when to recognize revenue.

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, price adjustments, known as shelf-stock adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction to accounts receivable or an increase in accrued expenses.  The reserves presented as a reduction of accounts receivable totaled $17.5 million and $16.3 million at June 30, 2013 and 2012, respectively.  Accrued expenses at June 30, 2013 and 2012 included $1.0 million and $1.4 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers at June 30, 2013 and 2012.

Cost of Sales

Cost of sales includes all costs related to bringing products to their final selling destination, which includes direct and indirect costs, such as direct material, labor, and overhead expenses.  Additionally, cost of sales includes product royalties, depreciation, amortization of intangible assets, freight charges and other shipping and handling expenses.

Research and Development

Research and development costs are expensed as incurred.  Research and Development expenses include costs associated with internal projects as well as costs associated with third-party research and development contracts.

Valuation of Long-Lived Assets

The Company’s long-lived assets primarily consist of property, plant and equipment as well as definite-lived intangible assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  If a triggering event is determined to have occurred the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset then impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.

Contingencies

Loss contingencies, including litigation related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees related to litigation related matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative line item.

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expense for the fiscal years ended June 30, 2013, 2012 and 2011 was $21 thousand, $52 thousand, and $60 thousand, respectively.

Unearned Grant Funds

The Company records all grant funds received as a liability until the Company fulfills all the requirements of the grant funding program.

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the stock price on the grant date to value restricted stock.  The Black-Scholes valuation model includes various assumptions, including the expected volatility, the expected life of the award, dividend yield, and the risk-free interest rate.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

Income Taxes

The Company uses the asset and liability method to account for income taxes as prescribed by ASC 740, income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax is the result of changes in deferred tax assets and liabilities.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the FASB also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Under ASC 740, income taxes, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities; Anti-dilutive securities are excluded from the calculation.  These potentially dilutive securities primarily consist of stock options and unvested restricted stock.

Comprehensive Income (Loss)

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders.  Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This authoritative guidance must be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued an update deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income.  The adoption of this guidance by the Company on July 1, 2012 did not have a significant impact on the Company’s consolidated financial statements as it only required a change in the format of the current presentation.

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

Note 3.  Accounts Receivable

Accounts receivable, net consisted of the following components at June 30, 2013 and 2012:

(In thousands)	2013	2012
Gross accounts receivable	$43,923	$43,042
Less: Chargebacks reserve	(7,267)	(7,063)
Less: Rebates reserve	(2,513)	(3,024)
Less: Returns reserve	(6,689)	(5,540)
Less: Other deductions	(1,000)	(705)
Less: Allowance for doubtful accounts	(41)	(124)
Account receivable, net	$26,413	$26,586

For the fiscal years ended June 30, 2013, 2012 and 2011 the Company recorded a provision for chargebacks of $67.9 million, $68.4 million, and $53.7 million, respectively.  For the fiscal years ended June 30, 2013, 2012 and 2011 the Company recorded a provision for rebates of $23.7 million, $21.2 million, and $17.0 million, respectively.  For the fiscal years ended June 30, 2013, 2012 and 2011 the Company recorded a provision for returns of $4.5 million, $4.7 million, and $6.7 million, respectively.  For the fiscal years ended June 30, 2013, 2012 and 2011 the Company recorded a provision for other deductions of $10.2 million, $6.8 million, and $7.8 million, respectively.

Note 4.  Inventories

Inventories, net of allowances, at June 30, 2013 and 2012 consisted of the following:

(In thousands)	2013	2012
Raw Materials	$14,224	$11,351
Work-in-process	3,122	4,805
Finished Goods	13,133	9,130
Packaging Supplies	2,052	1,778
Total	$32,531	$27,064

The reserve for excess and obsolete inventory was $2.0 million and $1.5 million at June 30, 2013 and 2012, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2013 and 2012 consisted of the following:

(In thousands)	Useful Lives	2013	2012
Land	—	$1,350	$1,350
Building and improvements	10 - 39 years	32,992	28,420
Machinery and equipment	5 - 10 years	32,620	32,322
Furniture and fixtures	5 - 7 years	1,290	1,247
Construction in progress	—	2,892	2,159
Property, plant and equipment, gross		71,144	65,498
Less accumulated depreciation		(31,003)	(28,430)
Property, plant and equipment, net		$40,141	$37,068

During the fiscal years ended June 30, 2013, 2012 and 2011 the Company had no impairment charges.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.3 million and $1.2 million at June 30, 2013 and 2012, respectively.

Note 6.  Fair Value Measurements

The Company’s financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable, accrued expenses, and debt obligations.  Included in cash and cash equivalents are certificates of deposit with maturities less than three months at the date of purchase and money market funds.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of their maturity dates.  The carrying amount of the Company’s debt obligations approximates fair value based on current rates available to the Company on similar debt obligations.

The Company follows the authoritative guidance of ASC Topic 820, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect those inputs which market participants would use in pricing an asset or liability and are derived from independent market data.  Unobservable inputs reflect management’s own assumptions related to market data and the market data which market participants would use in pricing an asset or liability.  Unobservable inputs are developed based on the best information available to management at the measurement date.  The hierarchy includes three levels which are described below:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — Directly or indirectly observable inputs, other than quoted prices, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are material to the fair value of the asset or liability.  Financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation are examples of Level 3 assets and liabilities.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and June 30, 2012, were as follows:

	June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$8,461	$—	$—	$8,461
Total	$8,461	$—	$—	$8,461

	June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$6,667	$—	$—	$6,667
Total	$6,667	$—	$—	$6,667

Note 7.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold.  The Company had a net gain on investment securities of $699 thousand during the fiscal year ended June 30, 2013, which included an unrealized gain related to securities still held at June 30, 2013 of $75 thousand.  The Company had a net loss on investment securities during the fiscal year ended June 30, 2012 of $103 thousand, which included an unrealized loss related to securities still held at June 30, 2012 of $204 thousand.  The Company had a net gain on investment securities of $206 thousand during the fiscal year ended June 30, 2011, which included an unrealized gain related to securities still held at June 30, 2011 of $132 thousand.

Note 8.  Intangible Assets

Intangible assets, net as of June 30, 2013 and 2012, consisted of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	2013	2012	2013	2012	2013	2012

JSP Marketing and Dist. Rights	$16,062	$16,062	$(14,723)	$(12,939)	$1,339	$3,123
Cody Labs Import License	582	582	(193)	(154)	389	428
Morphine Sulfate Oral Solution NDA	398	398	(51)	(24)	347	374
Other ANDA Product Rights(A)	600	600	(128)	(96)	472	504
	$17,642	$17,642	$(15,095)	$(13,213)	$2,547	$4,429

(A)  The amounts above include the product line covered by the ANDA’s purchased in August 2009 for $149 thousand.  These ANDA’s are not being amortized at this time and will not be amortized until such time as the Company begins shipping these products.

For the fiscal years ended June 30, 2013, 2012 and 2011, the Company incurred amortization expense of approximately $1.9 million, respectively.  There were no impairments related to intangible assets during fiscal year 2013, 2012 and 2011.

Future annual amortization expense consisted of the following:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2014	$1,435
2015	97
2016	97
2017	97
2018	97
Thereafter	575
$2,398

The amounts above do not include the product line covered by the ANDA’s purchased in August 2009 for $149 thousand, as amortization will begin when the Company starts shipping these products.

Note 9.  Bank Line of Credit

The Company had a $3.0 million line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) that was scheduled to expire on April 30, 2013 and bears an interest rate of one month LIBOR plus 2.00%.  The line was extended for three months, with equivalent terms, and expired on July 31, 2013.  The interest rate at June 30, 2013 and June 30, 2012 was 2.19% and 2.25%, respectively.  Availability under the line of credit is reduced by outstanding letters of credit.  As of June 30, 2013 and June 30, 2012, the Company had $3.0 million of availability under the line of credit.  The availability fee on the unused balance of the line of credit is 0.375%.  The line of credit was collateralized by the working capital assets of the Company.  As of June 30, 2013 and June 30, 2012, the Company was in compliance with the financial covenants under the agreement.

Note 10.  Long-Term Debt

Long-term debt consisted of the following:

	June 30,	June 30,
(In thousands)	2013	2012
Pennsylvania Industrial Development Authority loan	$696	$777
Tax-exempt bond loan (PAID)	150	290
Wells Fargo N.A. Townsend Road mortgage	2,614	2,818
Pennsylvania Industrial Development Authority Townsend Road mortgage	1,794	1,899
First National Bank of Cody mortgage	1,260	1,377
Total debt	6,514	7,161
Less current portion	670	648
Long term debt	$5,844	$6,513

Current Portion of Long Term Debt:

	June 30,	June 30,
(In thousands)	2013	2012
Pennsylvania Industrial Development Authority loan	$84	$81
Tax-exempt bond loan (PAID)	150	140
Wells Fargo N.A. Townsend Road mortgage	204	204
Pennsylvania Industrial Development Authority Townsend Road mortgage	109	105
First National Bank of Cody mortgage	123	118
Total current portion of long term debt	$670	$648

The Company financed $1.3 million through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3.7 million in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170 thousand.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at June 30, 2013 and 2012 was 0.26% and 0.38%, respectively.

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3.1 million, bears a floating interest rate of the one month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at June 30, 2013 and 2012 was 3.14% and 3.20%, respectively.  The PIDA portion of the loan is for $2.0 million, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  As of June 30, 2013 and 2012, the Company was in compliance with the financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a VIE called Realty.  See Note 11 “Consolidation of Variable Interest Entity” for additional description.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of June 30, 2013 and June 30, 2012, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due, for the twelve month periods ending June 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2014	$670
2015	531
2016	544
2017	557
2018	571
Thereafter	3,641
Total	$6,514

Note 11.  Consolidation of Variable Interest Entity

The Company consolidates any VIE for which it is the primary beneficiary.  The liabilities recognized as a result of consolidating a VIE do not represent additional claims on the Company’s general assets rather, they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in each of the June 30, 2013 and 2012 Consolidated Balance Sheets are consolidated VIE assets of approximately $1.7 million and $1.8 million, respectively, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1.3 million and $1.4 million at June 30, 2013 and 2012, respectively.

Realty is the only VIE that is consolidated.  Realty had been consolidated by Cody Labs prior to its acquisition by the Company.  Realty is a 50/50 joint venture with a former officer of Cody Labs.  Its purpose was to acquire the facility used by Cody Labs.  Until the acquisition of Cody in April 2007, the Company had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE.  Risk associated with our interest in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to the Company’s 50% ownership share.  Realty owns the land and building, and Cody Labs leases the building and property from Realty for $20 thousand per month.  All intercompany rent expense is eliminated in the Consolidated Financial Statements.

Note 12.  Contingencies

In January 2010, the Company initiated an arbitration proceeding against Olive Healthcare (“Olive”) for damages arising out of Olive’s delivery of defective soft-gel prenatal vitamin capsules.  The Company sought damages in excess of $3.5 million.  Olive denied liability and filed a counterclaim in February 2010 for breach of contract.  Olive also filed a lawsuit against the Company in Daman, India seeking to enjoin the United States arbitration and claiming damages of $6.8 million for compensatory damages and an additional $6.8 million for loss of business.  The Company engaged Indian counsel and actively defended that suit.  The parties reached a settlement agreement which was signed and executed on August 13, 2012.  The agreement is favorable to Lannett and includes the dismissal with prejudice of all legal proceedings between the Company and Olive in the U.S. and India.  As of June 30, 2013, the Company had recorded all amounts related to the agreement.

On April 16, 2013, Richard Asherman, the former President of Cody and a member in Realty, filed a complaint in Wyoming state court against the Company and Cody.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody, claiming, among other things, that Cody is in violation of certain zoning laws and that Cody is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody.  Mr. Asherman claims Cody is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have Lannett (i) pay him 50% of the value of 1.66 acres of land that Realty agreed to donate to the City of Cody, Wyoming, which land was previously valued at approximately $380 thousand, and (ii) acquire Mr. Asherman’s interest in Realty for an unspecified price.  Alternatively, Mr. Asherman seeks to dissolve Realty.

The Company and Cody opposed the application for a temporary restraining order and, following a hearing on April 18, 2013, the Court denied the relief to Mr. Asherman.  The Company strongly disputes the claims in the complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  Specifically, the Company asserts that it is and has always been in compliance with local zoning laws, which permits the operation of a pharmaceutical facility, that Mr. Asherman, in fact, previously represented this to Lannett.  It also asserts that the City of Cody has never taken the position or advised Cody that the Cody facility was operating in violation of the local zoning laws.  The Company also asserts that Cody has in place a sufficient level of property insurance coverage.  Cody also strongly disputes the claims in the complaint, including that it is required to pay Mr. Asherman severance, as Cody terminated Mr. Asherman for cause, following the issuance of a letter of reprimand.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months’ salary plus the vesting of certain stock options and continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position or results of operations.

Note 13.  Commitments

Leases

The Company’s subsidiary, Cody Labs leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody Lab’s manufacturing and production facilities.  Cody Labs leases the facility from Realty, a Wyoming limited liability company which is 50% owned by the Company.  See Note 11 “Consolidation of Variable Interest Entity.”

Rental and lease expense for the years ended June 30, 2013, 2012 and 2011 was approximately $104 thousand, $108 thousand, and $100 thousand, respectively.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of June 30, 2013 and 2012:

(In thousands)	June 30, 2013	June 30, 2012
Foreign Currency Translation
Beginning Balance, July 1	$(63)	$22
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	16	(85)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	16	(85)
Ending Balance, June 30	(47)	(63)

Unrealized Holding Gain (Loss)
Beginning Balance, July 1	$—	$2
Net unrealized holding loss (net of tax of $0 and $1)	—	(2)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive loss, net of tax	—	(2)
Ending Balance, June 30	—	—
Total Accumulated Other Comprehensive Loss	$(47)	$(63)

Note 15.  Earnings Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share includes the effect of potential dilution from the exercise of outstanding stock options and unvested restricted stock.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share was as follows:

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2013	2012	2011

Net Income (Loss) Attributable to Lannett Company, Inc.	$13,317	$3,948	$(277)

Basic weighted average common shares outstanding	28,467,598	28,263,335	26,758,552
Effect of potentially dilutive options and restricted stock awards	475,335	145,097	—
Diluted weighted average common shares outstanding	28,942,933	28,408,432	26,758,552

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.47	$0.14	$(0.01)
Diluted	$0.46	$0.14	$(0.01)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2013, 2012 and 2011 were 1.0 million, 2.3 million, and 2.1 million, respectively.

Note 16.  Share-based Compensation

At June 30, 2013, the Company had four share-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At June 30, 2013, there were 2.3 million options outstanding.  Of those, 1.3 million were options issued under the 2006 LTIP, 596 thousand were issued under the 2003 Plan, and 463 thousand under the 2011 Plan.  There are no further shares authorized to be issued under the Old Plan.  Under the 2003 Plan, 1.1 million shares were authorized to be issued, with 222 thousand shares under options having already been exercised under that plan since its inception.  The 2003 Plan expired on February 13, 2013 and continues to exist only to administer outstanding options.  Under the 2006 LTIP, 2.5 million shares were authorized to be issued, with 496 thousand shares under options having already been exercised and 708 thousand shares of restricted stock having already vested under the plan since its inception.  At June 30, 2013, a balance of 32 thousand shares is available in the 2006 LTIP for future issuances.  Under the 2011 LTIP, 1.5 million shares were authorized to be issued.  As of June 30, 2013, 3 thousand shares of restricted stock have vested under the plan, leaving a balance of 1.0 million shares available in the 2011 LTIP for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of June 30, 2013, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Twelve months ended June 30,
(In thousands)	2013	2012	2011
Selling, general and administrative	$1,206	$1,619	$1,306
Research and development	99	252	174
Cost of sales	172	291	344
Total	$1,477	$2,162	$1,824

Tax benefit at statutory rate	$169	$138	$88

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2013	Stock Options FY 2012	Stock Options FY 2011
Risk-free interest rate	1.01%	1.08%	1.74%
Expected volatility	61.6%	63.5%	61.0%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	7.5%	7.5%	7.5%
Expected term (in years)	6.1 years	5.2 years	5.9 years
Weighted average fair value	$2.53	$2.03	$3.03

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period.  This assumption is based on our historical forfeiture rate.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically and has no immediate plans to issue a dividend.

A summary of stock option award activity under the Plans as of June 30, 2013, 2012 and 2011 and changes during the years then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2010	2,059	$7.44
Granted	2	$5.35
Exercised	(73)	$3.87	$144
Forfeited, expired or repurchased	(42)	$7.71
Outstanding at June 30, 2011	1,946	$7.57
Granted	852	$3.74
Exercised	(8)	$3.21	$7
Forfeited, expired or repurchased	(43)	$5.59
Outstanding at June 30, 2012	2,747	$6.42
Granted	565	$4.30
Exercised	(511)	$5.44	$1,825
Forfeited, expired or repurchased	(482)	$8.39
Outstanding at June 30, 2013	2,319	$5.71	$15,336	6.6

Vested and expected to vest at June 30, 2013	2,244	$5.76	$14,754	6.5
Exercisable at June 30, 2013	1,301	$7.03	$7,310	4.8

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The forfeiture rate used to calculate compensation expense was 7.5% for fiscal year 2013, 2012, and 2011.

A summary of non-vested restricted stock awards as of June 30, 2013, 2012, and 2011 and changes during the fiscal years then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2010	270	$6.59
Granted	32	5.61
Vested	(144)	5.98	$723
Forfeited	(3)	6.94
Non-vested at June 30, 2011	155	6.94
Granted	35	3.62
Vested	(113)	5.91	$459
Forfeited	(3)	6.94
Non-vested at June 30, 2012	74	6.94
Granted	38	5.06
Vested	(110)	6.30	$491
Forfeited	(2)	6.94
Non-vested at June 30, 2013	—	$—

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During Fiscal 2013 and 2012, 70 thousand shares and 69 thousand shares were issued under the ESPP, respectively.  As of June 30, 2013, 409 thousand total cumulative shares have been issued under the ESPP.

Note 17.  Employee Benefit Plan

The Company has a defined contribution 401k plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, but not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the years ended June 30, 2013, 2012, and 2011 were approximately $603 thousand, $426 thousand, and $440 thousand, respectively.

Note 18.  Income Taxes

The provision for income taxes consisted of the following for the fiscal years ended June 30:

(In thousands)	2013	2012	2011
Current Income Taxes
Federal	$5,914	$1,513	$(3,179)
State and Local Taxes	606	5	(132)
Total	6,520	1,518	(3,311)
Deferred Income Taxes
Federal	216	828	2,617
State and Local Taxes	567	254	233
Total	783	1,082	2,850
Total	$7,303	$2,600	$(461)

A reconciliation of the differences between the effective rates and federal statutory rates was as follows:

	2013	2012	2011

Federal income tax at statutory rate	34.0%	34.0%	34.0%
State and local income tax, net	2.6%	2.6%	0.2%
Nondeductible expenses	(0.2)%	5.7%	(35.1)%
Foreign rate differential	0.5%	2.0%	2.7%
Income tax credits	(2.5)%	(3.6)%	83.3%
Change in tax laws	1.1%	—%	—%
Change in state nexus position	—%	—%	(24.0)%
Other	(0.2)%	(1.4)%	4.7%
Effective income tax rate	35.3%	39.3%	65.8%

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization, accumulated depreciation and share-based compensation expense.  A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes.  A deferred tax asset valuation allowance is established if it is more likely than not that the Company will be unable to realize certain of the deferred tax assets.  A deferred tax liability is recorded for the future liability created by different depreciation methods for financial statement and tax return purposes.

As of June 30, 2013 and 2012, temporary differences which give rise to deferred tax assets and liabilities were as follows:

(In thousands)	2013	2012
Deferred tax assets:
Accrued expenses	$61	$74
Share-based compensation expense	1,022	1,088
Reserve for returns	2,431	2,049
Reserves for accounts receivable and inventory	2,995	3,259
Intangible impairment	6,702	7,956
State net operating loss	—	100
Federal net operating loss	904	967
Impairment on Cody note receivable	1,964	1,998
Accumulated amortization on intangible asset	2,316	2,238
Foreign net operating loss	176	114
Other	80	133
Total deferred tax asset	18,651	19,976
Valuation allowance	(2,140)	(2,112)
Total deferred tax asset less valuation allowance	16,511	17,864
Deferred tax liabilities:
Prepaid expenses	66	63
Property, plant and equipment	3,512	3,899
Other	54	—
Total deferred tax liability	3,632	3,962
Net deferred tax asset	$12,879	$13,902

On April 10, 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody.  As a result of the acquisition, the Company recorded deferred tax assets related to Cody’s federal net operation loss (NOL) carry forwards totaling approximately $3.8 million at the date of acquisition with $1.9 million expiring in 2026 and $1.9 million in 2027.  At June 30, 2013 and 2012, the remaining gross deferred tax asset was $2.7 million and $2.8 million, respectively.  The income tax benefit associated with the NOL carry forwards has been recognized in accordance with Section 382 of the Internal Revenue Code of 1986.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows:

(In thousands)	Balance
Balance at June 30, 2011	$209
Additions for tax positions of the current year	24
Additions for tax positions of prior years	47
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Balance at June 30, 2012	$280
Additions for tax positions of the current year	62
Additions for tax positions of prior years	18
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Balance at June 30, 2013	$360

As of June 30, 2013 and 2012, the Company reported total unrecognized benefits of $360 thousand and $280 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended June 30, 2013 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of June 30, 2013 and 2012.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2008 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 19.  Related Party Transactions

The Company had sales of $1.3 million, $757 thousand and $876 thousand during the fiscal years ended June 30, 2013, 2012, and 2011, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal stockholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $200 thousand and $234 thousand at June 30, 2013 and 2012, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 20.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished product inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 60%, 64% and 64% of the Company’s inventory purchases in fiscal year 2013, 2012 and 2011, respectively.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  The term of the agreement is ten years, beginning on March 23, 2004 and continuing through March 22, 2014.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP’s products being distributed by the Company.  The minimum quantity to be purchased in the first year of the agreement is $15.0 million.  Thereafter, the minimum quantity to be purchased increases by $1.0 million per year up to $24.0 million for the last year of the ten-year contract.  The Company has met the minimum purchase requirement for the first nine years of the contract, but there is no guarantee that the Company will be able to continue to do so in Fiscal 2014.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Under the agreement, JSP is entitled to nominate one person to serve on the Company’s Board of Directors (the “Board”) provided, however, that the Board shall have the right to reasonably approve any such nominee in order to fulfill its fiduciary duty by ascertaining that such person is suitable for membership on the board of a publicly traded corporation.  Suitability is determined by, but not limited to, the requirements of the Securities and Exchange Commission, the NYSE MKT, and other applicable laws, including the Sarbanes-Oxley Act of 2002.  As of June 30, 2013, JSP has not exercised the nomination provision of the agreement.

On August 19, 2013 the Company reached an agreement with JSP to extend the term of the initial agreement.  Refer to Note 22 “Subsequent Events” for more information.

Note 21.  Cody Expansion Project

On December 20, 2012, the Company, through its subsidiaries Realty and Cody, entered into an agreement (“the Agreement”) with the City of Cody, Wyoming (“City of Cody”) and Forward Cody Wyoming, Inc. (“Forward Cody”), an unrelated non-profit corporation, which involves the construction of a building of approximately 24,000 square feet (the “Project”).  As part of the Agreement, Cody was obligated to make an additional capital investment in its existing facilities in the amount of $5.2 million and create an additional 45 full time positions within three years starting June 30, 2011; Realty was required to contribute 1.66 acres of land to Forward Cody and enter into a 25 year lease agreement with Forward Cody for the Project.  Realty will make annual rent payments totaling $108 thousand beginning on the date a Certificate of Occupancy permit is issued by the City of Cody and the Project is legally available for occupancy.  Cody will sublease the property from Realty.  Upon the fifth anniversary of occupancy, Realty has the option to purchase the Project from Forward Cody.  The purchase option continues until Realty purchases the Project.  Nothing in the Agreement should be deemed to create any relationship between Forward Cody and Realty other than the relationship of landlord and tenant.

Note 22.  Subsequent Events

On August 8, 2013 the Company entered into an agreement to purchase a 196,000 square foot building located in Philadelphia, Pennsylvania for $5.0 million.  The agreement provides the Company a 90 day inspection period, beginning on August 8, 2013, during which time the Company can perform due diligence inspections.  If the Company determines that the due diligence inspection results are unacceptable, the Company has the sole right to terminate the agreement.  The Company’s long-term plans for the facility include consolidating existing facilities and providing space for future expansion.

On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract, which was effective March 23, 2004, to be the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP, Digoxin Tablets USP, and Levothyroxine Sodium Tablets USP.  The new agreement extends the initial contract, which was due to expire on March 22, 2014, for five years.  In connection with entering into the agreement, the Company issued 1.5 million shares of the Company’s common stock to JSP and its designees.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.

Note 23.  Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2013
Net sales	$40,174	$39,022	$36,564	$35,294
Cost of sales	24,971	23,852	23,143	21,668
Gross profit	15,203	15,170	13,421	13,626
Operating expenses	9,527	10,474	8,727	9,935
Operating income	5,676	4,696	4,694	3,691
Other income (expense)	(109)	594	(86)	1,529
Income tax expense	1,950	1,327	1,749	2,277
Less: Net income (loss) attributable to noncontrolling interest	54	16	(22)	17
Net income	$3,563	$3,947	$2,881	$2,926
Earnings per common share (1)
Basic	$0.12	$0.14	$0.10	$0.10
Diluted	$0.12	$0.14	$0.10	$0.10

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2012
Net sales	$35,690	$30,688	$27,734	$28,878
Cost of sales	23,677	19,797	20,307	20,262
Gross profit	12,013	10,891	7,427	8,616
Operating expenses	9,407	8,527	6,932	7,171
Operating income	2,606	2,364	495	1,445
Other income (expense)	(362)	427	654	(1,011)
Income tax expense	812	1,057	519	212
Less: Net income attributable to noncontrolling interest	17	16	21	16
Net Income	$1,415	$1,718	$609	$206
Earnings per common share (1)
Basic	$0.05	$0.06	$0.02	$0.01
Diluted	$0.05	$0.06	$0.02	$0.01

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2011
Net sales	$25,507	$25,893	$30,039	$25,396
Cost of sales	21,752	20,589	21,682	19,492
Gross profit	3,755	5,304	8,357	5,904
Operating expenses	7,186	6,134	4,536	6,643
Operating income (expense)	(3,431)	(830)	3,821	(739)
Other income (expense)	568	22	(67)	(45)
Income tax expense (benefit)	(1,015)	(450)	1,394	(390)
Less: Net income attributable to noncontrolling interest	16	4	7	10
Net income (loss)	$(1,864)	$(362)	$2,353	$(404)
Earnings per common share (1)
Basic	$(0.07)	$(0.01)	$0.09	$(0.02)
Diluted	$(0.07)	$(0.01)	$0.09	$(0.02)

(1)         Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full fiscal year.

During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a gain in the amount of $1.3 million.  As of June 30, 2013, the Company had recorded all amounts related to the agreement.

In the fourth quarter of Fiscal 2011, gross margins were 15%.  Gross margins in the fourth quarter of Fiscal 2011 were primarily impacted by product mix as well as underutilization of labor resources in our manufacturing process as compared to the previous quarters in Fiscal 2011.