Form 10-Q
period 2013-09-30
LANNETT CO INC
filed 2013-11-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☒ No ☐

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2013
Common stock, par value $0.001 per share	34,772,490

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,727	$42,689
Investment securities	10,072	8,461
Accounts receivable, net	29,749	26,413
Inventories, net	34,524	32,531
Income taxes receivable	3,167	—
Deferred tax assets	6,346	4,874
Other current assets	2,823	1,161
Total current assets	122,408	116,129
Property, plant and equipment, net	40,954	40,141
Intangible assets, net	1,881	2,547
Deferred tax assets	9,561	8,005
Other assets	315	930
TOTAL ASSETS	$175,119	$167,752

LIABILITIES
Current liabilities:
Accounts payable	$16,636	$22,668
Accrued expenses	3,936	2,697
Accrued payroll and payroll related	3,054	6,910
Income taxes payable	—	154
Current portion of long-term debt	673	670
Total current liabilities	24,299	33,099
Long-term debt, less current portion	5,714	5,844
TOTAL LIABILITIES	30,013	38,943
Commitment and Contingencies (Note 13 and 14)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized; 30,958,403 and 29,284,592 shares issued; 30,522,490 and 28,848,679 shares outstanding at September 30, 2013 and June 30, 2013, respectively)	31	29
Additional paid-in capital	126,358	104,075
Retained earnings	20,558	26,553
Accumulated other comprehensive loss	(48)	(47)
Treasury stock (435,913 shares at September 30, 2013 and June 30, 2013)	(2,034)	(2,034)
Total Lannett Company, Inc. stockholders’ equity	144,865	128,576
Noncontrolling Interest	241	233
Total stockholders’ equity	145,106	128,809
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,119	$167,752

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2013	2012

Net sales	$45,829	$35,294
Cost of sales	24,423	21,668
JSP contract renewal cost	20,100	—
Gross profit	1,306	13,626
Operating expenses:
Research and development	4,745	3,764
Selling, general, and administrative	7,179	6,171
Total operating expenses	11,924	9,935
Operating income (loss)	(10,618)	3,691
Other income (expense):
Foreign currency gain	—	3
Gain (loss) on sale of assets	(62)	70
Gain on investment securities	463	234
Litigation settlement	—	1,250
Interest and dividend income	46	35
Interest expense	(58)	(63)
Total other income	389	1,529
Net income (loss) before income tax	(10,229)	5,220
Income tax expense (benefit)	(4,242)	2,277
Net income (loss)	(5,987)	2,943
Less: Net income attributable to noncontrolling interest	8	17
Net income (loss) attributable to Lannett Company, Inc.	$(5,995)	$2,926

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.20)	$0.10
Diluted	$(0.20)	$0.10

Weighted average common shares outstanding:
Basic	29,586,237	28,278,514
Diluted	29,586,237	28,469,224

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2013	2012

Net income (loss)	$(5,987)	$2,943
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(1)	41
Total other comprehensive income (loss), before tax	(1)	41
Income tax related to items of other comprehensive income	—	—
Total other comprehensive income (loss), net of tax	(1)	41
Comprehensive income (loss)	(5,988)	2,984
Less: Total comprehensive income attributable to noncontrolling interest	8	17
Comprehensive income (loss) attributable to Lannett Company, Inc.	$(5,996)	$2,967

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, June 30, 2013	29,285	$29	$104,075	$26,553	$(47)	$(2,034)	$128,576	$233	$128,809

Shares issued in connection with share-based compensation plans	173	1	880	—	—	—	881	—	881
Share-based compensation	—	—	897	—	—	—	897	—	897
Shares issued in connection with the JSP contract renewal	1,500	1	20,099	—	—	—	20,100	—	20,100
Excess tax benefits on stock options exercised	—	—	407	—	—	—	407	—	407
Other comprehensive loss, net of income tax	—	—	—	—	(1)	—	(1)	—	(1)
Net income (loss)	—	—	—	(5,995)	—	—	(5,995)	8	(5,987)

Balance, September 30, 2013	30,958	$31	$126,358	$20,558	$(48)	$(2,034)	$144,865	$241	$145,106

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(5,987)	$2,943
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,573	1,549
Deferred income tax expense (benefit)	(3,028)	135
Share-based compensation	897	656
Tax benefits on stock options exercised	(407)	—
Loss (gain) on sale of assets	62	(70)
Gain on investment securities	(463)	(234)
Gain on litigation settlement	—	(800)
JSP contract renewal cost	20,100	—
Other noncash expenses	4	3
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(3,336)	1,017
Inventories	(1,993)	(542)
Income taxes receivable / Income taxes payable	(2,914)	3,799
Prepaid expenses and other assets	(854)	(260)
Accounts payable	(6,032)	(5,349)
Accrued expenses	1,239	793
Accrued payroll and payroll related	(3,856)	(860)
Net cash provided by (used in) operating activities	(4,995)	2,780
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,018)	(821)
Proceeds from sale of property, plant and equipment	40	70
Proceeds from sale of investment securities	4,584	4,808
Purchase of investment securities	(5,733)	(2,916)
Net cash provided by (used in) investing activities	(3,127)	1,141
FINANCING ACTIVITIES:
Repayments of debt	(127)	(125)
Proceeds from issuance of stock	881	296
Tax benefits on stock options exercised	407	—
Purchase of treasury stock	—	(334)
Net cash provided by (used in) financing activities	1,161	(163)
Effect on cash and cash equivalents of changes in foreign exchange rates	(1)	41
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,962)	3,799
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,689	22,562
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,727	$26,361
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$57	$76
Income taxes paid (refunded)	$1,700	$(1,657)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Note 2.  The Business And Nature of Operations

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

Note 3.  Summary of Significant Accounting Policies

Principles of consolidation

The Consolidated Financial Statements include the accounts of Lannett Company, Inc., and its wholly owned subsidiaries, as well as Cody LCI Realty, LLC (“Realty”), a variable interest entity (“VIE”) in which the Company has a 50% ownership interest.  See Note 12 “Consolidation of Variable Interest Entity” for more information.  Noncontrolling interest in Realty is recorded net of tax as net income attributable to the noncontrolling interest.  Additionally, all intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation, as follows:

In particular, the Company now presents substantially all of the revenue-related reserves for each net sales adjustment, previously presented as “Rebates, chargebacks and returns payable” in the current liabilities section of the Consolidated Balance Sheets, as a reduction of “Accounts Receivable” in the current assets section of the Consolidated Balance Sheets.  See Note 4 “Accounts Receivable” for additional information.

The Company also reclassified certain reserve balances related to rebate programs for Medicare Part D, Medicaid and certain sales allowances and other adjustments to indirect customers.  These amounts were previously presented in “Rebates, chargebacks and returns payable” in the current liabilities section of the Consolidated Balance Sheets.  They are now presented as “Accrued Expenses” in the current liabilities section of the Consolidated Balance Sheets.  See Note 3 “Summary of Significant Accounting Policies: Net Sales Adjustments” policy disclosure for additional information.

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

Foreign currency translation

The Consolidated Financial Statements are presented in U.S. Dollars, the reporting currency of the Company.  The financial statements of the Company’s foreign subsidiary are maintained in local currency and translated into U.S. dollars at the end of each reporting period.  Assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period.  The adjustments resulting from the use of differing exchange rates are recorded as part of stockholders’ equity in accumulated comprehensive income (loss).  Gains and losses, which are not significant, resulting from transactions denominated in foreign currencies are recognized in the Consolidated Statements of Operations under Other income (expense).

Cash and cash equivalents

The Company considers all highly liquid investments with original maturity less than or equal to three months at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and certificates of deposit that are readily convertible into cash.  The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions.  Such amounts frequently exceed insured limits.

Investment securities

The Company’s investment securities consist solely of publicly traded equity securities which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Gains and losses are included in the Consolidated Statements of Operations under Other income (expense).

Allowance for doubtful accounts

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended September 30, 2013 and 2012, the Company recorded provisions for excess and obsolete inventory of $692 thousand and $92 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended September 30, 2013 and 2012 was $1.1 million.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization.  Amortization is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  Indefinite-lived and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.  The Company has one indefinite-lived intangible asset related to a product Abbreviated New Drug Application (“ANDA”), valued at $149 thousand.  Amortization on this indefinite-lived intangible will begin at such time as the Company begins shipping the product and determines a finite useful life.

Segment Information — The Company operates one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three months ended September 30, 2013 and 2012:

(In thousands)	Three Months Ended September 30,
Medical Indication	2013	2012
Antibiotic	$3,375	$1,689
Cardiovascular	4,524	7,100
Gallstone	1,366	1,578
Glaucoma	1,455	1,373
Gout	2,053	165
Migraine	2,715	1,249
Obesity	1,131	1,310
Pain Management	5,218	5,532
Thyroid Deficiency	20,027	13,637
Other	3,965	1,661
Total	$45,829	$35,294

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2013 and 2012, for certain of the Company’s products, defined as generic products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in either of those periods:

	2013	2012

Product 1	44%	39%
Product 2	6%	10%
Product 3	4%	10%

The following table presents the percentage of total net sales, for the three months ended September 30, 2013 and 2012, for certain of the Company’s customers which accounted for at least 10% of net sales in either of those periods:

	2013	2012

Customer A	16%	17%
Customer B	14%	11%
Customer C	11%	10%
Customer D	8%	10%

At September 30, 2013 and June 30, 2013, four customers accounted for 76% and 78% of the Company’s net accounts receivable balance, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition, and collateral is generally not required.

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 67% and 59% of the Company’s inventory purchases during the three months ended September 30, 2013 and 2012, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

Revenue Recognition

The Company recognizes revenue when title and risk of loss have transferred to the customer and provisions for rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  The Company also considers all other relevant criteria specified in Securities and Exchange Commission Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition”, in determining when to recognize revenue.

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, price adjustments known as shelf-stock adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction to accounts receivable or in accrued expenses.  The reserves, presented as a reduction of accounts receivable, totaled $20.6 million and $17.5 million at September 30, 2013 and June 30, 2013, respectively.  Accrued expenses at September 30, 2013 and June 30, 2013 included $1.6 million and $1.0 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

Cost of Sales

Cost of sales includes all costs related to bringing products to their final selling destination, which includes direct and indirect costs, such as direct material, labor, and overhead expenses.  Additionally, cost of sales includes product royalties, depreciation, amortization of intangible assets, freight charges and other shipping and handling expenses.

Research and Development

Research and development costs are expensed as incurred, including all production costs until a drug candidate is approved by the FDA.  Research and Development expenses include costs associated with internal projects as well as costs associated with third-party research and development contracts.

Valuation of Long-Lived Assets

The Company’s long-lived assets primarily consist of property, plant and equipment as well as definite-lived intangible assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  If a triggering event is determined to have occurred the first step in the impairment test is to compare the asset’s carrying value to the future undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset then impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.

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

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expense for the three months ended September 30, 2013 and 2012 was $1 thousand and $2 thousand, respectively.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes as prescribed by Accounting Standards Codification (“ASC”) 740, Income Taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax is the result of changes in deferred tax assets and liabilities.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the Financial Accounting Standards Board (“FASB”) also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Under ASC 740, Income Taxes, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities; Anti-dilutive securities are excluded from the calculation.  These potentially dilutive securities primarily consist of stock options and unvested restricted stock.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders.  Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity.

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

Note 4.  Accounts Receivable

Accounts receivable consisted of the following components at September 30, 2013 and June 30, 2013:

(In thousands)	September 30, 2013	June 30, 2013
Gross accounts receivable	$50,355	$43,923
Less: Chargebacks reserve	(8,780)	(7,267)
Less: Rebates reserve	(3,502)	(2,513)
Less: Returns reserve	(6,955)	(6,689)
Less: Other deductions	(1,318)	(1,000)
Less: Allowance for doubtful accounts	(51)	(41)
Accounts receivable, net	$29,749	$26,413

For the three months ended September 30, 2013 and 2012 the Company recorded a provision for chargebacks of $17.7 million and $19.0 million, respectively.  For the three months ended September 30, 2013 and 2012 the Company recorded a provision for rebates of $7.5 million and $5.8 million, respectively.  For the three months ended September 30, 2013 and 2012 the Company recorded a provision for returns of $1.2 million and $1.4 million, respectively.  For the three months ended September 30, 2013 and 2012 the Company recorded a provision for other deductions of $3.9 million and $2.4 million, respectively.

Note 5.  Inventories

Inventories, net of allowances, at September 30, 2013 and June 30, 2013 consisted of the following:

(In thousands)	September 30, 2013	June 30, 2013
Raw Materials	$16,285	$14,224
Work-in-process	2,545	3,122
Finished Goods	13,778	13,133
Packaging Supplies	1,916	2,052
Total	$34,524	$32,531

The reserve for excess and obsolete inventory was $2.1 million and $2.0 million at September 30, 2013 and June 30, 2013, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2013 and June 30, 2013 consisted of the following:

(In thousands)	Useful Lives	September 30, 2013	June 30, 2013
Land	—	$1,350	$1,350
Building and improvements	10 - 39 years	32,844	32,992
Machinery and equipment	5 - 10 years	33,814	32,620
Furniture and fixtures	5 - 7 years	1,292	1,290
Construction in progress	—	3,744	2,892
Property, plant and equipment, at cost		73,044	71,144
Less accumulated depreciation		(32,090)	(31,003)
Property, plant and equipment, net		$40,954	$40,141

During each of the three months ended September 30, 2013 and 2012 the Company had no impairment charges.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.2 million and $1.3 million at September 30, 2013 and June 30, 2013, respectively.

Note 7.  Fair Value Measurements

The Company’s financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable, accrued expenses, and debt obligations.  Included in cash and cash equivalents are certificates of deposit with maturities less than or equal to three months at the date of purchase and money market funds.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of their maturity dates.  The carrying amount of the Company’s debt obligations approximates fair value based on current rates available to the Company on similar debt obligations.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and June 30, 2013, were as follows:

	September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$10,072	$—	$—	$10,072
Total	$10,072	$—	$—	$10,072

	June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$8,461	$—	$—	$8,461
Total	$8,461	$—	$—	$8,461

Note 8.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.  The Company had a net gain on investment securities of $463 thousand during the three months ended September 30, 2013, which included an unrealized gain related to securities still held at September 30, 2013 of $367 thousand.  The Company had a net gain on investment securities of $234 thousand during the three months ended September 30, 2012, which included an unrealized gain related to securities still held at September 30, 2012 of $63 thousand.

Note 9.  Intangible Assets

Intangible assets, net as of September 30, 2013 and June 30, 2013, consisted of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013

JSP Marketing and Dist. Rights	$16,062	$16,062	$(15,170)	$(14,723)	$892	$1,339
Cody Labs Import License	582	582	(202)	(193)	380	389
Morphine Sulfate Oral Solution NDA	202	398	(57)	(51)	145	347
Other ANDA Product Rights (A)	600	600	(136)	(128)	464	472
	$17,446	$17,642	$(15,565)	$(15,095)	$1,881	$2,547

(A)  Amounts include the product line covered by the ANDA purchased in August 2009 for $149 thousand.  This ANDA is not being amortized at this time and will not be amortized until such time as the Company begins shipping the product.

For the three months ended September 30, 2013 and 2012, the Company incurred amortization expense of approximately $470 thousand and $471 thousand, respectively.  There were no impairments related to intangible assets during each of the three months ended September 30, 2013 and 2012.  On September 30, 2013, the Company received a letter from the FDA indicating that a portion of the nonrefundable Morphine Sulfate Oral Solution NDA fee, originally estimated at $398 thousand, would be refunded to the Company.  As a result of this letter the Company adjusted the carrying value of the Morphine Sulfate Oral Solution NDA intangible asset.  Future amortization will be adjusted prospectively.  Further adjustments to the Morphine Sulfate Oral Solution NDA intangible asset may be necessary in the future should the Company receive additional refunds.

Future annual amortization expense consisted of the following as of September 30, 2013:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2014	$954
2015	82
2016	82
2017	82
2018	82
Thereafter	450
$1,732

The amounts above do not include the product line covered by the ANDA purchased in August 2009 for $149 thousand, as amortization will begin when the Company begins shipping the product.

Note 10.  Bank Line of Credit

As of June 30, 2013, the Company had a $3.0 million line of credit from Wells Fargo Bank, N.A. (“Wells Fargo”) which had $3.0 million of availability and an interest rate of 2.19%.  As of June 30, 2013, the Company was in compliance with the financial covenants under the agreement.  The line of credit expired on July 31, 2013.

Note 11.  Long-Term Debt

Long-term debt consisted of the following:

	September 30,	June 30,
(In thousands)	2013	2013
Pennsylvania Industrial Development Authority loan	$675	$696
Tax-exempt bond loan (PAID)	150	150
Wells Fargo N.A. Townsend Road mortgage	2,564	2,614
Pennsylvania Industrial Development Authority Townsend Road mortgage	1,767	1,794
First National Bank of Cody mortgage	1,231	1,260
Total debt	6,387	6,514
Less current portion	673	670
Long term debt	$5,714	$5,844

Current Portion of Long Term Debt:

	September 30,	June 30,
(In thousands)	2013	2013
Pennsylvania Industrial Development Authority loan	$84	$84
Tax-exempt bond loan (PAID)	150	150
Wells Fargo N.A. Townsend Road mortgage	204	204
Pennsylvania Industrial Development Authority Townsend Road mortgage	110	109
First National Bank of Cody mortgage	125	123
Total current portion of long term debt	$673	$670

The Company financed $1.3 million through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3.7 million in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170 thousand.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2013 and June 30, 2013 was 0.27% and 0.26%, respectively.

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3.1 million, bears a floating interest rate of the one month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at September 30, 2013 and June 30, 2013 was 3.13% and 3.14%, respectively.  The PIDA portion of the loan is for $2.0 million, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  As of September 30, 2013 and June 30, 2013, the Company was in compliance with the financial covenants under the agreements.

The Company has executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a VIE called Realty.  See Note 12 “Consolidation of Variable Interest Entity” for additional description.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2013 and June 30, 2013, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due for the twelve month periods ending September 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2014	$673
2015	536
2016	548
2017	562
2018	575
Thereafter	3,493
Total	$6,387

Note 12.  Consolidation of Variable Interest Entity

The Company consolidates any VIE for which it is the primary beneficiary.  The liabilities recognized as a result of consolidating a VIE do not represent additional claims on the Company’s general assets, rather they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in each of the September 30, 2013 and June 30, 2013 Consolidated Balance Sheets are consolidated VIE assets of approximately $1.7 million, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1.2 million and $1.3 million at September 30, 2013 and June 30, 2013, respectively.  Cody Labs leases the building and property from Realty for $20 thousand per month.  All intercompany rent expense is eliminated in the Consolidated Financial Statements.

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

Note 13.  Contingencies

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

Note 14.  Commitments

Leases

The Company’s subsidiary, Cody Labs, leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody Lab’s manufacturing and production facilities.  Cody Labs leases the facility from Realty, a Wyoming limited liability company which is 50% owned by the Company.  See Note 12 “Consolidation of Variable Interest Entity.”

Rental and lease expense for the three months ended September 30, 2013 and 2012 was approximately $21 thousand and $24 thousand, respectively.

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2013 and 2012:

(In thousands)	September 30, 2013	September 30, 2012
Foreign Currency Translation
Beginning Balance, July 1	$(47)	$(63)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(1)	41
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(1)	41
Ending Balance, September 30	(48)	(22)
Total Accumulated Other Comprehensive Loss	$(48)	$(22)

Note 16.  Earnings (Loss) Per Common Share

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

	Three Months Ended September 30, 2013
(In thousands, except share and per share data)	2013	2012

Net Income (Loss) Attributable to Lannett Company, Inc.	$(5,995)	$2,926

Basic weighted average common shares outstanding	29,586,237	28,278,514
Effect of potentially dilutive options and restricted stock awards	—	190,710
Diluted weighted average common shares outstanding	29,586,237	28,469,224

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.20)	$0.10
Diluted	$(0.20)	$0.10

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2013 and 2012 were 3.0 million and 2.0 million, respectively.

Note 17.  Share-based Compensation

At September 30, 2013, the Company had four share-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan, or “2006 LTIP” and the 2011 Long-Term Incentive Plan or “2011 LTIP”).

At September 30, 2013, there were 3.0 million options outstanding.  Of those, 1.2 million were options issued under the 2006 LTIP, 561 thousand were issued under the 2003 Plan, and 1.2 million under the 2011 Plan.  There are no further shares authorized to be issued under the Old Plan.  Under the 2003 Plan, 1.1 million shares were authorized to be issued, with 257 thousand shares under options having already been exercised under that plan since its inception.  The 2003 Plan expired on February 13, 2013 and continues to exist only to administer outstanding options.  Under the 2006 LTIP, 2.5 million shares were authorized to be issued, with 588 thousand shares under options having already been exercised and 708 thousand shares of restricted stock having already vested under the plan since its inception.  At September 30, 2013, a balance of 21 thousand shares is available in the 2006 LTIP for future issuances.  Under the 2011 LTIP, 1.5 million shares were authorized to be issued.  As of September 30, 2013, 43 thousand shares of restricted stock have vested under the plan, leaving a balance of 247 thousand shares available in the 2011 LTIP for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of September 30, 2013, there was $6.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended September 30,
(In thousands)	2013	2012
Selling, general and administrative	$809	$546
Research and development	38	37
Cost of sales	50	73
Total	$897	$656

Tax benefit at statutory rate	$102	$23

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2014	Stock Options FY 2013
Risk-free interest rate	2.10%	—%
Expected volatility	62.9%	—%
Expected dividend yield	0.0%	—%
Forfeiture rate	7.5%	—%
Expected term (in years)	5.9 years	—
Weighted average fair value	$8.09	$—

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

A summary of stock option award activity under the Plans as of September 30, 2013 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2013	2,319	$5.71
Granted	767	$13.89
Exercised	(127)	$6.38	$1,449
Forfeited, expired or repurchased	(4)	$7.57
Outstanding at September 30, 2013	2,955	$7.80	$41,428	7.3

Vested and expected to vest at September 30, 2013	2,791	$7.65	$39,565	7.1
Exercisable at September 30, 2013	1,414	$6.53	$21,620	5.0

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 7.5% for the three months ended September 30, 2013 and 2012.

A summary of non-vested restricted stock awards as of September 30, 2013 and changes during the three months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at July 1, 2013	—	—
Granted	40	12.71
Vested	(40)	12.71	$508
Forfeited	—	—
Non-vested at September 30, 2013	—	$—

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the three months ended September 30, 2013 and 2012, 6 thousand shares and 32 thousand shares were issued under the ESPP, respectively.  As of September 30, 2013, 415 thousand total cumulative shares have been issued under the ESPP.

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2013 and 2012 were approximately $159 thousand and $164 thousand, respectively.

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

The federal, state and local income tax benefit for the three months ended September 30, 2013 was $4.2 million compared to income tax expense of $2.3 million for the three months ended September 30, 2012.  The effective tax rates were 41% and 44%, respectively.  The effective tax rate for the three months ended September 30, 2013 was lower compared to the three months ended September 30, 2012 due primarily to the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor and caused the Company to reduce its deferred tax assets by approximately $217 thousand in Fiscal 2013 and a decrease in incentive stock compensation expense relative to expected pre-tax income for Fiscal 2014 compared to Fiscal 2013.  The lower rate was partially offset by the effects of an increase in statutory tax rate due to higher levels of expected pre-tax income in Fiscal 2014.

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

As of September 30, 2013 and June 30, 2013, the Company reported total unrecognized tax benefits of $397 thousand and $360 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2013 in the statement of operations.  Additionally, no cumulative interest and penalties have been recorded in the Company’s statement of financial positions as of September 30, 2013 and June 30, 2013.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2009 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of $510 thousand and $322 thousand during the three months ended September 30, 2013 and 2012, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal stockholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $42 thousand and $200 thousand at September 30, 2013 and June 30, 2013, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 67% and 59% of the Company’s inventory purchases in the three months ended September 30, 2013 and 2012, respectively.

On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP, Digoxin Tablets USP, and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years.  In connection with the amendment, the Company issued 1.5 million shares of the Company’s common stock to JSP and its designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the

Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement and related amendment, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  The Company has met the minimum purchase requirement for the first nine years of the contract, but there is no guarantee that the Company will be able to continue to do so in Fiscal 2014 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

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

Note 23.  Subsequent Events

The Company completed an offering of its common stock on October 4, 2013 for $18.00 per share.  The offering of 4.25 million shares yielded net proceeds of approximately $71.5 million after deducting underwriting, legal and accounting fees.

In October 2013, the Company used cash on hand to pay, in full, three debt obligations including the Pennsylvania Industrial Development Authority loan, the Wells Fargo N.A. Townsend Road mortgage, and the Pennsylvania Industrial Development Authority Townsend Road mortgage.  The total payoff, including accrued interest, for all three debt obligations was approximately $5.0 million.  See Note 11. Long-Term Debt for more information on each individual debt obligation.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

This Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, the regulatory environment, including without limitation, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances.  We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made.  Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania and Cody, Wyoming.  Customers of the Company’s pharmaceutical products include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

Financial Summary

For the first quarter of Fiscal 2014, net sales increased to $45.8 million representing 30% growth over the prior year period.  Gross profit declined to $1.3 million compared to the prior year period as a result of the nonrecurring $20.1 million charge related to the JSP contract renewal.  The JSP contract renewal charge caused a 44% point reduction in gross profit percentage, which declined to 3% in the first quarter of Fiscal 2014 from 39% in the first quarter of Fiscal 2013.  R&D expenses increased 26% to $4.7 million compared to the first quarter of Fiscal 2013 while SG&A expenses increased 16% to $7.2 million from $6.2 million.  Operating loss for the first quarter of Fiscal 2014 was $10.6 million compared to operating income of $3.7 million in the first quarter of Fiscal 2013.  The operating loss in the first quarter of Fiscal 2014 included the nonrecurring charge related to the JSP contract renewal.  Net loss for the first quarter of Fiscal 2014 was $6.0 million, or $0.20 per diluted share, and included the $20.1 million pre-tax charge ($0.42 per diluted share) related to the JSP contract renewal.  Comparatively, net income in the prior year was $2.9 million, or $0.10 per diluted share.  A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended September 30, 2013 compared with the three months ended September 30, 2012

Net sales increased 30% to $45.8 million for the three months ended September 30, 2013.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended September 30, 2013 and 2012:

(In thousands)	Three Months Ended September 30,
Medical Indication	2013	2012
Antibiotic	$3,375	$1,689
Cardiovascular	4,524	7,100
Gallstone	1,366	1,578
Glaucoma	1,455	1,373
Gout	2,053	165
Migraine	2,715	1,249
Obesity	1,131	1,310
Pain Management	5,218	5,532
Thyroid Deficiency	20,027	13,637
Other	3,965	1,661
Total	$45,829	$35,294

The following price and volume changes contributed to the $10.5 million increase in net sales:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	74%	26%
Cardiovascular	(5)%	(31)%
Gallstone	(14)%	1%
Glaucoma	6%	0%
Gout	1,089%	52%
Migraine	71%	47%
Obesity	(9)%	(5)%
Pain Management	(27)%	21%
Thyroid Deficiency	16%	31%

Sales of drugs used for the treatment of thyroid deficiency increased by $6.4 million, primarily as a result of both price and volume increases on products within the medical indication.  Additional volumes of drugs used for gout treatment also contributed an additional $1.9 million to the overall increase in sales.  Sales of drugs in the antibiotic medical indication increased by $1.7 million primarily as a result of both increased price and volumes on selected products.  Sales increases were partially offset by a $2.6 million decrease in sales of drugs for cardiovascular treatment, primarily the result of price pressures on a product for the treatment of hypertension.  Sales related to pain management products were relatively flat as a result of a price increase on the Company’s C-Topical® Solution product which was offset by lower volumes shipped of Oxycodone HCl Oral Solution due to FDA enforcement actions against market participants which caused the Company and others to voluntarily exit the market by October 4, 2012.  The Company is awaiting FDA approval for this product and anticipates resuming product sales in the near future.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended September 30:

(In thousands) Customer Distribution Channel	September 30, 2013	September 30, 2012
Wholesaler/Distributor	$27,776	$19,028
Retail Chain	14,655	12,398
Mail-Order Pharmacy	3,398	3,868
Total	$45,829	$35,294

The sales to wholesaler/distributor increased primarily as a result of increased sales in a variety of products for gout and thyroid deficiency as discussed above.  Retail chain sales increased primarily as a result of increased sales of drugs for the treatment of thyroid deficiency as discussed above.  Mail-order pharmacy sales declined primarily as a result of price pressures on products in the cardiovascular medical indication, partially offset by increased sales in the thyroid deficiency medical indication.

Cost of sales for the first quarter of Fiscal 2014 increased $22.9 million to $44.5 million, which included the nonrecurring $20.1 million charge related to the JSP contract renewal.  The remaining increase primarily reflected the impact of the 30% increase in net sales, partially offset by changes in the mix of products sold.  Amortization expense included in cost of sales totaled $470 thousand for the first quarter of Fiscal 2014 and $471 thousand for the first quarter of Fiscal 2013.

Gross profit percentages for the first quarter of Fiscal 2014 and Fiscal 2013 were 3% and 39%, respectively.  The first quarter Fiscal 2014 gross profit percentage decline was mainly attributable to the charge related to the JSP contract renewal that negatively impacted gross margin percentage by 44% points.  The gross profit percentage decline was partially offset by changes in the mix of products sold and product price increases.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in the future sales product mix may also occur.

Research and development expenses for the first quarter increased 26% to $4.7 million in Fiscal 2014 from $3.8 million in Fiscal 2013.  The increase is primarily due to increased costs for third-party laboratory services and other costs for products in development.

Selling, general and administrative expenses increased 16% to $7.2 million in the first quarter of Fiscal 2014 compared with $6.2 million in Fiscal 2013.  The increase is primarily due to additional compensation-related costs as well as other professional service fees, partially offset by a decrease in ANDA backlog fees paid in connection with the Generic Drug User Fee Amendments of 2012 which were recorded in the first quarter of Fiscal 2013.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.

During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a nonrecurring gain in the amount of $1.3 million.

Interest expense in the first quarter of Fiscal 2014 totaled $58 thousand compared to $63 thousand in Fiscal 2013.  Interest and dividend income totaling $46 thousand in the first three months of Fiscal 2014 was higher compared with $35 thousand in the first three months of Fiscal 2013.  The Company also recorded a net gain on investment securities during the first quarter of Fiscal 2014 totaling $463 thousand compared to a net gain on investment securities totaling $234 thousand in Fiscal 2013.

The Company recorded an income tax benefit in the first quarter of Fiscal 2014 of $4.2 million compared to income tax expense of $2.3 million in the first quarter of Fiscal 2013.  The effective tax rate for the three months ended September 30, 2013 was 41%, compared to 44% for the three months ended September 30, 2012.  The effective tax rate for the three months ended September 30, 2013 was lower compared to the three months ended September 30, 2012 due primarily to the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor and caused the Company to reduce its deferred tax assets by approximately $217 thousand in Fiscal 2013 and a decrease in incentive stock compensation expense relative to expected pre-tax income for Fiscal 2014 compared to Fiscal 2013.  The lower rate was partially offset by the effects of an increase in statutory tax rate due to higher levels of expected pre-tax income in Fiscal 2014.  Additionally, the Company expects its overall effective tax rate will be approximately 36% to 38% for the full year ended June 30, 2014.

For the three months ended September 30, 2013, the Company reported net loss attributable to Lannett Company, Inc. of $6.0 million, or $0.20 per diluted share.  Net loss attributable to Lannett Company, Inc. included the nonrecurring charge related to the JSP contract renewal equal to $0.42 per diluted share.  Comparatively, net income in the prior year was $2.9 million, or $0.10 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2013, working capital was $98.1 million as compared to $83.0 million at June 30, 2013, an increase of $15.1 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash used in operating activities of $5.0 million for the three months ended September 30, 2013 reflected a net loss of $6.0 million, adjustments for non-cash items of $18.7 million, as well as cash used by changes in operating assets and liabilities of $17.7 million.  In comparison, net cash from operating activities of $2.8 million for the three months ended September 30, 2012 reflected net income of $2.9 million, adjustments for non-cash items of $1.3 million, as well as cash used by changes in operating assets and liabilities of $1.4 million.

Significant changes in operating assets and liabilities from June 30, 2013 to September 30, 2013 were comprised of:

•                  An increase in accounts receivable of $3.3 million mainly due to an increase in gross accounts receivable as a result of increased sales, partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at September 30, 2013, based on gross sales for the three months ended September 30, 2013 and gross accounts receivable at September 30, 2013, was 60 days.  The level of DSO at September 30, 2013 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in income taxes receivable and a decrease in income taxes payable totaling $2.9 million.  The amount was mainly due to the timing of estimated tax payments during Fiscal 2014, in addition to a pre-tax loss for the three months ended September 30, 2013.

•                  An increase in inventories of $2.0 million primarily due to the timing of customer order fulfillment and inventory on hand related to new product approvals.

•                  A decrease in accounts payable of $6.0 million due to the timing of payments at the beginning of Fiscal 2014.

•                  A decrease in accrued payroll and payroll related costs of $3.9 million primarily related to Fiscal 2014 payments of incentive compensation accrued in Fiscal 2013, partially offset by incentive compensation costs accrued during Fiscal 2014.

Significant changes in operating assets and liabilities from June 30, 2012 to September 30, 2012 were comprised of:

•                  A decrease in trade accounts receivable of $1.0 million mainly due to increases in total revenue-related reserves resulting from an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during Fiscal 2013 as compared to Fiscal 2012.  The Company’s DSO at September 30, 2012, based on gross sales for the three months ended September 30, 2012 and gross accounts receivable at September 30, 2012, was 61 days.  The level of DSO at September 30, 2012 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in inventories of $542 thousand primarily due to the timing of fulfillment of customer orders and inventory on hand related to new product approvals.

•                  A decrease in income taxes receivable of $2.1 million as a result of a federal tax refund received in the amount of $2.2 million.

•                  An increase in income taxes payable of $1.7 million resulting from Fiscal 2013 estimated taxable income.

•                  A decrease in accounts payable of $5.3 million due to the timing of payments at the end of the quarter.

•                  A decrease in accrued payroll and payroll related costs of $860 thousand primarily related to Fiscal 2013 payments of incentive compensation accrued during Fiscal 2012, partially offset by incentive compensation costs accrued during Fiscal 2013.

Net cash used in investing activities of $3.1 million for the three months ended September 30, 2013 is mainly the result of purchases of investment securities of $5.7 million and purchases of property, plant and equipment of $2.0 million, partially offset by proceeds from the sale of investment securities of $4.6 million.  Net cash provided by investing activities of $1.1 million for the three months ended September 30, 2012 was primarily related to proceeds from the sale of investment securities of $4.8 million, partially offset by purchases of investment securities of $2.9 million and purchases of property, plant and equipment of $821 thousand.

Net cash provided by financing activities of $1.2 million for the three months ended September 30, 2013 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $881 thousand and cash from excess tax benefits on stock option exercises of $407 thousand, partially offset by scheduled payments of debt of $127 thousand.  Net cash used in financing activities of $163 thousand for the three months ended September 30, 2012 was primarily due to the purchase of share of treasury stock, pursuant to the Company’s share repurchase program, totaling $334 thousand, partially offset by proceeds from the issuance of stock related to employee stock plans of $296 thousand.  Additional financing activities included scheduled debt payments of $125 thousand.

Credit Facilities

The Company has entered into agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of September 30, 2013 are as follows:

The Company financed $1.3 million through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.  The PIDA Loan has $675 thousand outstanding as of September 30, 2013 with $84 thousand currently due.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3.7 million in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170 thousand.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at September 30, 2013 and June 30, 2013 was 0.27% and 0.26%, respectively.  At September 30, 2013 the Company has $150 thousand outstanding and currently due on the Authority loan.  In April 1999, an irrevocable letter of credit of $3.8 million was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At September 30, 2013 no portion of the letter of credit has been utilized.

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3.1 million, bears a floating interest rate of the one month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at September 30, 2013 and June 30, 2013 was 3.13% and 3.14%, respectively.  The PIDA portion of the loan is for $2.0 million, bears an interest rate of 3.75% and matures in 15 years.  Both loans closed and were funded in May 2011.  As of September 30, 2013 and June 30, 2013, the Company was in compliance with the financial covenants under the agreements.  At September 30, 2013, the Company has $2.6 million outstanding on the Wells Fargo portion of the loan, of which $204 thousand is classified as currently due.  The PIDA Loan has $1.8 million outstanding as of September 30, 2013 with $110 thousand currently due.

The Company has executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company has agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.

The Company is the primary beneficiary to a VIE called Realty.  See Note 12 “Consolidation of Variable Interest Entity” for additional description.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2013 and June 30, 2013, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.  As of September 30, 2013, $1.2 million is outstanding under the mortgage loan, of which $125 thousand is classified as currently due with a rate of 4.5%.

In October 2013, the Company used cash on hand to pay, in full, several debt obligations including the Pennsylvania Industrial Development Authority loan, the Wells Fargo N.A. Townsend Road mortgage, and the Pennsylvania Industrial Development Authority Townsend Road mortgage.  The total payoff, including accrued interest, for all three debt obligations was approximately $5.0 million.  See Note 11. Long-Term Debt for more information on each individual debt obligation.

Other Liquidity Matters

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

The Company completed an offering of its common stock on October 4, 2013 for $18.00 per share.  The offering of 4.25 million shares yielded net proceeds of approximately $71.5 million after deducting underwriting, legal and accounting fees.

We are continuously evaluating the potential for product and company acquisitions as a part of our future growth strategy.  In conjunction with a potential acquisition, the Company may utilize current resources or seek additional sources of capital to finance any such acquisition which could have an impact on future liquidity.

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

One initiative that is at the core of the Company’s strategy is to continue leveraging the asset we acquired in Cody Labs in 2007.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based APIs for use in various dosage forms for pain management.  The value of this license comes from the fact that, to date, only six other companies in the U.S. have been granted this license.  This license, along with Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry, no foreign competition, and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture of non-opioid-based APIs.

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

One product in particular which the Company manufactures is a cocaine hydrochloride solution.  This product is being manufactured and marketed under the brand name C-Topical® Solution.  This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat doctors during surgical procedures.  This product represents the Company’s first foray into the brand market.  Selling brand versus generic products requires a dedicated sales force to detail and educate physicians on the product.  The Company strongly believes that C-Topical®, once the clinical trials are completed and the FDA has granted approval, will be a major contributor to total revenue, with higher than average profit margins as a result of being vertically integrated; both the API and the finished dosage form are manufactured in-house.

Due to the competitive advantage gained by being vertically integrated, in general, and in controlled substance products, in particular, the Company is poised to continue pushing the pace of sales growth in both the controlled substance and generic markets.  The Company’s strategic goal is to continue investing in controlled substance product development so that, within five years, 50% of revenues from manufactured products are derived from controlled substance products which carry with them higher-than-average gross margins.  As the Company continues to invest and focus in process and manufacturing optimization, Cody Labs will continue to be an exciting part of our future.

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

The challenge for generic manufacturers with this strategy is the legal costs involved.  Before a product is selected for development, the Company must perform a thorough review of the existing patents and determine if they are going to try to invalidate the patent or try to circumvent it.  In either case, once the Company submits a P-IV the brand company will have 45 days to respond with a determination on whether they are going to file a suit against the generic company to defend their patent.  A generic company needs to be prepared not only for the time and effort associated with a protracted legal challenge, but the associated fees which can easily reach in excess of several million dollars.  This strategy provides a ‘high risk, high reward’ path to product approval.  The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  With the right research and analysis performed up front, the Company believes it can target suitable products for which to file a P-IV certification, be successful, and reap the rewards of limited competition.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities & Exchange Commission requires the use of estimates and assumptions.  A listing of the Company’s significant accounting policies are detailed in Note 3 “Summary of Significant Accounting Policies.”  A subsection of these accounting policies have been identified by management as “Critical Accounting Policies”.  Critical accounting policies are those which require management to make estimates using assumptions that were uncertain at the time the estimate was made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.

Management has identified the following as “Critical Accounting Policies”:  Revenue Recognition, Inventories, Income Taxes, Valuation of Long-Lived Assets, and Share-based Compensation.

Revenue Recognition

The Company recognizes revenue when title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable.  The Company also considers all other relevant criteria specified in Securities and Exchange Commission Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition”, in determining when to recognize revenue.

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, price adjustments, known as shelf-stock adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction to accounts receivable or in accrued expenses.  The reserves presented as a reduction of accounts receivable totaled $20.6 million and $17.5 million at September 30, 2013 and June 30, 2013, respectively.  Accrued expenses at September 30, 2013 and June 30, 2013 included $1.6 million and $1.0 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the three months ended September 30, 2013 and 2012:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2013	$7,267	$3,581	$6,689	$1,000	$18,537
Current period provision	17,734	7,489	1,207	3,863	30,293
Credits issued during the period	(16,221)	(5,905)	(941)	(3,545)	(26,612)
Balance at September 30, 2013	$8,780	$5,165	$6,955	$1,318	$22,218

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2012	$7,063	$4,436	$5,540	$705	$17,744
Current period provision	18,978	5,780	1,405	2,357	28,520
Credits issued during the period	(17,994)	(6,020)	(875)	(2,776)	(27,665)
Balance at September 30, 2012	$8,047	$4,196	$6,070	$286	$18,599

For the three months ending September 30, 2013 and 2012, as a percentage of gross sales the provision for chargebacks was 23.3% and 30.1%, the provision for rebates was 9.8% and 9.2%, the provision for returns was 1.6% and 2.2%, and the provision for other adjustments was 5.1% and 3.7%, respectively.

The increase in total reserves from June 30, 2013 to September 30, 2013 was due to an increase in the rebates and chargebacks reserves.  The increase in the rebates reserve resulted from the timing of credits issued, increased gross sales and pricing changes, while the increase in the chargebacks reserve resulted from increased inventory levels at wholesale distribution centers as a result of increased gross sales, partially offset by reduced chargeback rates.  The activity in the “Other” category for the three months ended September 30, 2013 and 2012 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

Provisions for chargebacks, rebates, returns and other adjustments require varying degrees of subjectivity.  While rebates generally are based on contractual terms and require less in the way of estimates, chargebacks and returns on the other hand require management to make more subjective assumptions.  Each major category is discussed in detail below:

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

Rebates

Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales.  These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period.  Other promotional programs are incentive programs offered to the customers.  Additionally, as a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug Application (“ANDA”).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were both approved by the FDA as 505(b)(2) NDAs, they are considered “brand” drugs for purposes of the PPACA.  Drugs purchased within the Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates.  The Company estimates the reserve for rebates and other promotional credit programs based on the specific terms in each agreement when revenue is recognized.  The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease).  However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

Returns

Consistent with industry practice, the Company has a product returns policy that allows customers to return product within a specified time period prior to and subsequent to the product’s expiration date in exchange for a credit to be applied to future purchases.  The Company’s policy requires that the customer obtain pre-approval from the Company for any qualifying return.  The Company estimates its provision for returns based on historical experience, changes to business practices, credit terms and any extenuating circumstances known to management.  While historical experience has allowed for reasonable estimations in the past, future returns may or may not follow historical trends.  The Company continually monitors the reserve for returns and makes adjustments when management believes that actual product returns may differ from the established reserve.  Generally, the reserve for returns increases as net sales increase.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended September 30, 2013 and 2012, the Company recorded provisions for excess and obsolete inventory of $692 thousand and $92 thousand, respectively.  The reserve for excess and obsolete inventory at September 30, 2013 and June 30, 2013 was $2.1 million and $2.0 million, respectively.

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

The Company’s future effective income tax rate is highly reliant on future projections of taxable income, tax legislation, and potential tax planning strategies.  A change in any of these factors could materially affect the effective income tax rate of the Company.

For the three months ended September 30, 2013 and 2012 we recorded an income tax benefit of $4.2 million and a provision for income taxes of $2.3 million, respectively.  Effective tax rates for the same periods were 41% and 44%, respectively.

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

If a triggering event is determined to have occurred, the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset then impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.

During the three months ended September 30, 2013 and 2012, the Company did not identify any triggering events.  As a result no impairment charges were recorded in the Consolidated Statements of Operations.  For the three months ended September 30, 2013 and 2012, the Company incurred depreciation and amortization expense of $1.6 million and $1.5 million, respectively.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2014	Stock Options FY 2013
Risk-free interest rate	2.10%	—%
Expected volatility	62.9%	—%
Expected dividend yield	0.0%	—%
Forfeiture rate	7.5%	—%
Expected term (in years)	5.9 years	—
Weighted average fair value	$8.09	$—

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

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended September 30,
(In thousands)	2013	2012
Selling, general and administrative	$809	$546
Research and development	38	37
Cost of sales	50	73
Total	$897	$656

Tax benefit at statutory rate	$102	$23

Recent Accounting Pronouncements

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  The Wells Fargo portion of the loan is for $3.1 million, bears a floating interest rate of the one month LIBOR rate plus 2.95%, amortizes over a 15 year term and has an 8 year maturity date.  The effective interest rate at September 30, 2013 and June 30, 2013 was 3.13% and 3.14%, respectively.  At September 30, 2013, the Company has $2.6 million outstanding on the Wells Fargo portion of the loan, of which $204 thousand is classified as currently due.

In October 2013, the Company used cash on hand to pay, in full, several debt obligations including the Wells Fargo N.A. Townsend Road mortgage.  See Note 11. Long-Term Debt for more information on each individual debt obligation.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of September 30, 2013 and June 30, 2013, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.  As of September 30, 2013, $1.2 million is outstanding under the mortgage loan, of which $125 thousand is classified as currently due with a rate of 4.5%.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.               RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 includes a detailed description of its risk factors.

ITEM 6.             EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: November 8, 2013	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: November 8, 2013	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance,
Chief Financial Officer and Treasurer

Dated: November 8, 2013	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document