Form 10-Q
period 2013-12-31
LANNETT CO INC
filed 2014-02-07
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2014
Common stock, par value $0.001 per share	35,045,076

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$94,387	$42,689
Investment securities	11,463	8,461
Accounts receivable, net	51,412	26,413
Inventories, net	35,756	32,531
Deferred tax assets	9,013	4,874
Other current assets	2,344	1,161
Total current assets	204,375	116,129
Property, plant and equipment, net	53,295	40,141
Intangible assets, net	1,414	2,547
Deferred tax assets	12,155	8,005
Other assets	414	930
TOTAL ASSETS	$271,653	$167,752

LIABILITIES
Current liabilities:
Accounts payable	$19,261	$22,668
Accrued expenses	4,393	2,697
Accrued payroll and payroll related	6,027	6,910
Income taxes payable	4,539	154
Current portion of long-term debt	276	670
Total current liabilities	34,496	33,099
Long-term debt, less current portion	1,074	5,844
TOTAL LIABILITIES	35,570	38,943
Commitment and Contingencies (Note 13 and 14)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 50,000,000 shares authorized; 35,298,489 and 29,284,592 shares issued; 34,862,576 and 28,848,679 shares outstanding at December 31, 2013 and June 30, 2013, respectively)	35	29
Additional paid-in capital	200,729	104,075
Retained earnings	37,124	26,553
Accumulated other comprehensive loss	(38)	(47)
Treasury stock (435,913 shares at December 31, 2013 and June 30, 2013)	(2,034)	(2,034)
Total Lannett Company, Inc. stockholders’ equity	235,816	128,576
Noncontrolling Interest	267	233
Total stockholders’ equity	236,083	128,809
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,653	$167,752

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Net sales	$67,326	$36,564	$113,155	$71,858
Cost of sales	26,284	23,143	50,707	44,811
JSP contract renewal cost	—	—	20,100	—
Gross profit	41,042	13,421	42,348	27,047
Operating expenses:
Research and development	5,785	3,572	10,530	7,336
Selling, general, and administrative	9,890	5,155	17,069	11,326
Total operating expenses	15,675	8,727	27,599	18,662
Operating income	25,367	4,694	14,749	8,385
Other income (expense):
Foreign currency gain	—	—	—	3
Gain (loss) on sale of assets	7	(112)	(55)	(42)
Gain on investment securities	1,102	71	1,565	305
Litigation settlement	—	—	—	1,250
Interest and dividend income	49	27	95	62
Interest expense	(46)	(72)	(104)	(135)
Other	(87)	—	(87)	—
Total other income (expense)	1,025	(86)	1,414	1,443
Income before income tax	26,392	4,608	16,163	9,828
Income tax expense	9,800	1,749	5,558	4,026
Net income	16,592	2,859	10,605	5,802
Less: Net income attributable to noncontrolling interest	26	(22)	34	(5)
Net income attributable to Lannett Company, Inc.	$16,566	$2,881	$10,571	$5,807

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.48	$0.10	$0.33	$0.21
Diluted	$0.46	$0.10	$0.31	$0.20

Weighted average common shares outstanding:
Basic	34,677,426	28,347,464	32,131,831	28,312,989
Diluted	36,276,326	28,450,597	33,561,454	28,424,027

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Net Income	$16,592	$2,859	$10,605	$5,802
Other comprehensive income, before tax:
Foreign currency translation gain (loss)	10	(4)	9	37
Total other comprehensive income (loss), before tax	10	(4)	9	37
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	10	(4)	9	37
Comprehensive income	16,602	2,855	10,614	5,839
Less: Total comprehensive income attributable to noncontrolling interest	26	(22)	34	(5)
Comprehensive income attributable to Lannett Company Inc.	$16,576	$2,877	$10,580	$5,844

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, July 1, 2013	29,285	$29	$104,075	$26,553	$(47)	$(2,034)	$128,576	$233	$128,809

Shares issued in connection with share-based compensation plans	263	1	1,254	—	—	—	1,255	—	1,255
Share-based compensation	—	—	3,044	—	—	—	3,044	—	3,044
Shares issued in connection with the JSP contract renewal	1,500	1	20,099	—	—	—	20,100	—	20,100
Shares issued in connection with stock offering	4,250	4	71,474	—	—	—	71,478	—	71,478
Excess tax benefits on stock options exercised	—	—	783	—	—	—	783	—	783
Other comprehensive loss, net of income tax	—	—	—	—	9	—	9	—	9
Net income	—	—	—	10,571	—	—	10,571	34	10,605

Balance, December 31, 2013	35,298	$35	$200,729	$37,124	$(38)	$(2,034)	$235,816	$267	$236,083

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$10,605	$5,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,155	3,091
Deferred income tax expense (benefit)	(8,289)	407
Share-based compensation	3,044	940
Tax benefits on stock options exercised	(783)	—
Loss on sale of assets	55	42
Gain on investment securities	(1,565)	(305)
JSP contract renewal cost	20,100	—
Other noncash expenses	154	7
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	(24,999)	2,764
Inventories	(3,225)	(3,624)
Income taxes payable	5,168	1,871
Prepaid expenses and other assets	(383)	299
Accounts payable	(3,407)	636
Accrued expenses	1,696	464
Accrued payroll and payroll related	(883)	612
Net cash provided by operating activities	443	13,006
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,332)	(4,303)
Proceeds from sale of property, plant and equipment	48	73
Proceeds from sale of investment securities	11,154	8,888
Purchase of investment securities	(12,592)	(8,555)
Net cash used in investing activities	(16,722)	(3,897)
FINANCING ACTIVITIES:
Repayments of debt	(5,164)	(252)
Proceeds from issuance of stock in connection with share-based compensation plans	1,255	458
Tax benefits on stock options exercised	783	—
Proceeds from stock offering	71,478	—
Deferred financing fees	(384)	—
Purchase of treasury stock	—	(440)
Distribution to noncontrolling interest	—	(19)
Net cash provided by (used in) financing activities	67,968	(253)
Effect on cash and cash equivalents of changes in foreign exchange rates	9	37
NET INCREASE IN CASH AND CASH EQUIVALENTS	51,698	8,893
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,689	22,562
CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,387	$31,455
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$75	$135
Income taxes paid	$8,678	$1,748

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program.  Additionally, significant estimates and assumptions are required when determining the fair value of long-lived and indefinite-lived assets, income taxes, contingencies, and share-based compensation.  Because of the inherent subjectivity and complexity involved in these estimates and assumptions, actual results could differ from those estimates.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates fair value, and consist of bank deposits and certificates of deposit that are readily convertible into cash.  The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions.  Such amounts frequently exceed insured limits.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended December 31, 2013 and 2012, the Company recorded provisions for excess and obsolete inventory of $370 thousand and $428 thousand, respectively.  During the six months ended December 31, 2013 and 2012, the Company recorded provisions for excess and obsolete inventory of $1.1 million and $519 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended December 31, 2013 and 2012 was $1.1 million.  Depreciation expense for each of the six months ended December 31, 2013 and 2012 was $2.2 million.

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

Segment Information

The Company operates one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2013 and 2012:

(In thousands)	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2013	2012	2013	2012
Antibiotic	$4,334	$1,082	$7,708	$2,771
Cardiovascular	16,923	7,269	21,448	14,369
Gallstone	1,136	1,708	2,502	3,286
Glaucoma	1,482	1,608	2,936	2,981
Gout	2,009	966	4,062	1,131
Migraine	2,349	1,447	5,064	2,696
Obesity	844	1,104	1,975	2,414
Pain Management	6,793	4,240	12,011	9,772
Thyroid Deficiency	26,241	14,474	46,268	28,111
Other	5,215	2,666	9,181	4,327
Total	$67,326	$36,564	$113,155	$71,858

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2013 and 2012, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012

Product 1	39%	40%	41%	39%
Product 2	22%	8%	15%	9%
Product 3	8%	10%	8%	9%
Product 4	3%	12%	3%	11%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2013 and 2012, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012

Customer A	23%	13%	20%	12%
Customer B	15%	16%	15%	17%
Customer C	12%	10%	10%	10%

At December 31, 2013 and June 30, 2013, four customers accounted for 78% of the Company’s net accounts receivable balance.  Credit terms are offered to customers based on evaluations of the customers’ financial condition and collateral is generally not required.

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 65% and 54% of the Company’s inventory purchases during the three months ended December 31, 2013 and 2012, respectively.  Purchases of finished goods inventory from JSP accounted for 66% and 56% of the Company’s inventory purchases during the six months ended December 31, 2013 and 2012, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, price adjustments known as shelf-stock adjustments and price-protections, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or in accrued expenses, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $31.9 million and $17.5 million at December 31, 2013 and June 30, 2013, respectively.  Accrued expenses at December 31, 2013 and June 30, 2013 included $2.6 million and $1.0 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

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

Contingencies

Loss contingencies, including litigation related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees related to litigation-related matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative line item.

Advertising Costs

The Company expenses advertising costs when incurred.  Advertising expense for the three months ended December 31, 2013 and 2012 was $30 thousand and $7 thousand, respectively.  Advertising expense for the six months ended December 31, 2013 and 2012 was $31 thousand and $10 thousand, respectively.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  Anti-dilutive securities are excluded from the calculation.  These potentially dilutive securities primarily consist of stock options and unvested restricted stock.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders.  Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

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

Note 4.  Accounts Receivable

Accounts receivable consisted of the following components at December 31, 2013 and June 30, 2013:

(In thousands)	December 31, 2013	June 30, 2013
Gross accounts receivable	$83,441	$43,923
Less Chargebacks reserve	(12,346)	(7,267)
Less Rebates reserve	(6,655)	(2,513)
Less Returns reserve	(7,944)	(6,689)
Less Other deductions	(4,983)	(1,000)
Less Allowance for doubtful accounts	(101)	(41)
Accounts receivable, net	$51,412	$26,413

For the three months ended December 31, 2013, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $27.5 million, $12.5 million, $2.0 million, and $13.8 million, respectively.  For the three months ended December 31, 2012, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $17.8 million, $6.3 million, $1.1 million, and $3.4 million, respectively.

For the six months ended December 31, 2013, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $45.2 million, $20.0 million, $3.2 million, and $17.7 million, respectively.  For the six months ended December 31, 2012, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $36.8 million, $12.1 million, $2.5 million, and $5.8 million, respectively.

Note 5.  Inventories

Inventories, net of allowances, at December 31, 2013 and June 30, 2013 consisted of the following:

(In thousands)	December 31, 2013	June 30, 2013
Raw Materials	$17,019	$14,224
Work-in-process	3,199	3,122
Finished Goods	13,410	13,133
Packaging Supplies	2,128	2,052
Total	$35,756	$32,531

The reserve for excess and obsolete inventory was $1.4 million and $2.0 million at December 31, 2013 and June 30, 2013, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and June 30, 2013 consisted of the following:

(In thousands)	Useful Lives	December 31, 2013	June 30, 2013
Land	—	$1,350	$1,350
Building and improvements	10 - 39 years	42,439	32,992
Machinery and equipment	5 - 10 years	34,406	32,620
Furniture and fixtures	5 - 7 years	1,365	1,290
Construction in progress	—	6,892	2,892
Property, plant and equipment, at cost		86,452	71,144
Less accumulated depreciation		(33,157)	(31,003)
Property, plant and equipment, net		$53,295	$40,141

During each of the three and six months ended December 31, 2013 and 2012 the Company had no impairment charges related to property, plant and equipment.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.2 million and $1.3 million at December 31, 2013 and June 30, 2013, respectively.

Note 7.  Fair Value Measurements

The Company’s financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable, accrued expenses, and debt obligations.  Included in cash and cash equivalents are certificates of deposit with maturities less than or equal to three months at the date of purchase and money market funds.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values based upon the short-term nature of their maturity dates.  The carrying amount of the Company’s debt obligations approximates fair value based on current interest rates available to the Company on similar debt obligations.

The Company follows the authoritative guidance of ASC Topic 820 “Fair Value Measurements and Disclosures”, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect those inputs which market participants would use in pricing an asset or liability and are derived from independent market data.  Unobservable inputs reflect management’s own assumptions related to market data and the market data which market participants would use in pricing an asset or liability.  Unobservable inputs are developed based on the best information available to management at the measurement date.  The hierarchy includes three levels which are described below:

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and June 30, 2013, were as follows:

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$11,463	$—	$—	$11,463
Total	$11,463	$—	$—	$11,463

	June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$8,461	$—	$—	$8,461
Total	$8,461	$—	$—	$8,461

Note 8.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $1.1 million during the three months ended December 31, 2013, which included an unrealized gain related to securities still held at December 31, 2013 of $586 thousand.  The Company had a net gain on investment securities of $71 thousand during the three months ended December 31, 2012, which included an unrealized loss related to securities still held at December 31, 2012 of $62 thousand.

The Company had a net gain on investment securities of $1.6 million during the six months ended December 31, 2013, which included an unrealized gain related to securities still held at December 31, 2013 of $953 thousand.  The Company had a net gain on investment securities of $305 thousand during the six months ended December 31, 2012, which included an unrealized gain related to securities still held at December 31, 2012 of $4 thousand.

Note 9.  Intangible Assets

Intangible assets, net as of December 31, 2013 and June 30, 2013, consisted of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013

JSP Marketing and Dist. Rights	$16,062	$16,062	$(15,616)	$(14,723)	$446	$1,339
Cody Labs Import License	582	582	(212)	(193)	370	389
Morphine Sulfate Oral Solution NDA	202	398	(60)	(51)	142	347
Other ANDA Product Rights (A)	600	600	(144)	(128)	456	472
	$17,446	$17,642	$(16,032)	$(15,095)	$1,414	$2,547

(A)  Amounts include the product line covered by the ANDA purchased in August 2009 for $149 thousand.  This ANDA is not being amortized at this time and will not be amortized until such time as the Company begins shipping the product.

For the three months ended December 31, 2013 and 2012, the Company incurred amortization expense of $467 thousand and $470 thousand, respectively.  For the six months ended December 31, 2013 and 2012, the Company incurred amortization expense of $937 thousand and $941 thousand, respectively.  There were no impairments related to intangible assets during each of the three and six months ended December 31, 2013 and 2012.

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

Future annual amortization expense consisted of the following as of December 31, 2013:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2014	$487
2015	82
2016	82
2017	82
2018	82
Thereafter	450
$1,265

The amounts above do not include the product line covered by the ANDA purchased in August 2009 for $149 thousand, as amortization will begin when the Company begins shipping the product.

Note 10.  Bank Line of Credit

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent, and certain other financial institutions.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is secured by substantially all of the Company’s assets.  In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt.  See Note 11 “Long-Term Debt” for more information.  As of December 31, 2013, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of December 31, 2013 the Company was in compliance with all financial covenants.

Note 11.  Long-Term Debt

Long-term debt consisted of the following:

	December 31,	June 30,
(In thousands)	2013	2013
Pennsylvania Industrial Development Authority loan	$—	$696
Tax-exempt bond loan (PAID)	150	150
Wells Fargo N.A. Townsend Road mortgage	—	2,614
Pennsylvania Industrial Development Authority Townsend Road mortgage	—	1,794
First National Bank of Cody mortgage	1,200	1,260
Total debt	1,350	6,514
Less current portion	276	670
Long term debt	$1,074	$5,844

Current Portion of Long Term Debt:

	December 31,	June 30,
(In thousands)	2013	2013
Pennsylvania Industrial Development Authority loan	$—	$84
Tax-exempt bond loan (PAID)	150	150
Wells Fargo N.A. Townsend Road mortgage	—	204
Pennsylvania Industrial Development Authority Townsend Road mortgage	—	109
First National Bank of Cody mortgage	126	123
Total current portion of long term debt	$276	$670

The Company financed $1.3 million through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.  In December 2013 the Company repaid, in full, the PIDA loan.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3.7 million in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170 thousand.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2013 and June 30, 2013 was 0.26%.  In February 2014, the Company repaid, in full, the PAID bond.  See Note 24 “Subsequent Events” for additional information.

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  In December 2013 the Company repaid, in full, both mortgages associated with its Townsend Road facility.  The Wells Fargo portion of the loan was originally for $3.1 million, had a floating interest rate of the one month LIBOR rate plus 2.95%, was amortized over a 15 year term and had an 8 year maturity date.  The effective interest rate at June 30, 2013 was 3.14%.  The PIDA portion of the loan was originally for $2.0 million, had an interest rate of 3.75% and matured in 15 years.  As of June 30, 2013, the Company was in compliance with the financial covenants under the agreements.  The Company had also previously executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company had agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.  These Security Agreements were terminated in December 2013 as a result of the Company’s repayment of both mortgages associated with the Townsend Road facility.

The Company is the primary beneficiary to a VIE called Realty.  See Note 12 “Consolidation of Variable Interest Entity” for additional description.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2013 and June 30, 2013, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due for the twelve month periods ending December 31 were as follows:

Amounts Payable
(In thousands)	to Institutions
2014	$276
2015	132
2016	138
2017	144
2018	151
Thereafter	509
Total	$1,350

Note 12.  Consolidation of Variable Interest Entity

The Company consolidates any VIE for which it is the primary beneficiary.  The liabilities recognized as a result of consolidating a VIE do not represent additional claims on the Company’s general assets, rather they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in each of the December 31, 2013 and June 30, 2013 Consolidated Balance Sheets are consolidated VIE assets of $1.7 million, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1.2 million and $1.3 million at December 31, 2013 and June 30, 2013, respectively.  Cody Labs leases the building and property from Realty for $20 thousand per month.  All intercompany rent expense is eliminated in the Consolidated Financial Statements.

Realty is the only VIE that is consolidated.  Realty is a 50/50 joint venture with a former officer of Cody Labs.  Its purpose was to acquire the facility used by Cody Labs.  Until the acquisition of Cody Labs in April 2007, the Company had not consolidated the VIE because Cody Labs had been the primary beneficiary of the VIE.  Risk associated with our interest in this VIE is limited to a decline in the value of the land and building as compared to the balance of the mortgage note on that property, up to the Company’s 50% ownership share.

Note 13.  Contingencies

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs is in violation of certain zoning laws and that Cody Labs is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claims Cody Labs is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled and (ii) acquire Mr. Asherman’s interest in Realty for an unspecified price.  Alternatively, Mr. Asherman seeks to dissolve Realty.  The Company and Cody Labs opposed the application for a temporary restraining order and, following a hearing on April 18, 2013, the Court denied the relief to Mr. Asherman.

On August 2, 2013, Asherman filed his First Amended Complaint, naming as Defendants Arthur P. Bedrosian, the President and Chief Executive Officer of the Company (“Bedrosian”), the Company, Cody Labs and Realty.  The Amended Complaint is substantially similar to the Complaint respecting the relief sought and adds Bedrosian as a defendant, claiming that Bedrosian defamed Asherman in a Form 10-Q filed by the Company , by reporting that he had been fired “for cause”.

On August 30, 2013, Lannett and Cody Labs jointly moved to dismiss the Amended Complaint.  Bedrosian and Realty have filed separate motions to dismiss.  The Company strongly disputes the claims in the Amended Complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  Specifically, the Company asserts that it is and has always been in compliance with local zoning laws, which permits the operation of a pharmaceutical facility, that Mr. Asherman, in fact, previously represented this to both the Company and the EPA.  It also asserts that the City of Cody has never taken the position or advised Cody Labs that the Cody Labs facility was operating in violation of the local zoning laws.  The Company also asserts that Cody Labs has in place a sufficient level of property insurance coverage.  Cody Labs also strongly disputes the claims in the Complaint, including that it is required to pay Mr. Asherman severance, as Cody Labs advised Mr. Asherman that he was being terminated for cause following the issuance of a letter of reprimand.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months’ salary plus the vesting of certain stock options and continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss, if any, to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position or results of operations.

Note 14.  Commitments

Leases

The Company’s subsidiary, Cody Labs, leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody Lab’s manufacturing and production facilities.  Cody Labs leases the facility from Realty, a Wyoming limited liability company which is 50% owned by the Company.  See Note 12 “Consolidation of Variable Interest Entity.”

Rental and lease expense for the three months ended December 31, 2013 and 2012 was $27 thousand and $28 thousand, respectively.  Rental and lease expense for the six months ended December 31, 2013 and 2012 was $48 thousand and $51 thousand, respectively.

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2013 and 2012:

(In thousands)	December 31, 2013	December 31, 2012
Foreign Currency Translation
Beginning Balance, July 1	$(47)	$(63)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	9	37
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	9	37
Ending Balance, December 31	(38)	(26)
Total Accumulated Other Comprehensive Loss	$(38)	$(26)

Note 16.  Earnings Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share includes the effect of potential dilution from the exercise of outstanding stock options and treated unvested restricted stock as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share was as follows:

	Three Months Ended December 31, 2013
(In thousands, except share and per share data)	2013	2012

Net Income Attributable to Lannett Company, Inc.	$16,566	$2,881

Basic weighted average common shares outstanding	34,677,426	28,347,464
Effect of potentially dilutive options and restricted stock awards	1,598,900	103,133
Diluted weighted average common shares outstanding	36,276,326	28,450,597

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.48	$0.10
Diluted	$0.46	$0.10

	Six Months Ended December 31, 2013
(In thousands, except share and per share data)	2013	2012

Net Income Attributable to Lannett Company, Inc.	$10,571	$5,807

Basic weighted average common shares outstanding	32,131,831	28,312,989
Effect of potentially dilutive options and restricted stock awards	1,429,623	111,038
Diluted weighted average common shares outstanding	33,561,454	28,424,027

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.33	$0.21
Diluted	$0.31	$0.20

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2013 and 2012 were 6 thousand and 2.3 million, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2013 and 2012 were 6 thousand and 2.3 million, respectively.

Note 17.  Share-based Compensation

At December 31, 2013, the Company had four share-based employee compensation plans (the “Old Plan,” the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP” and the 2011 LTIP).  Additionally, during January 2014, the stockholders of the Company approved a new stock award plan, the 2014 LTIP, which authorized 3.0 million new shares of common stock for future issuances under this plan.

At December 31, 2013, there were 2.8 million options outstanding.  Of those, 1.1 million were options issued under the 2006 LTIP, 454 thousand were issued under the 2003 Plan, and 1.2 million under the 2011 Plan.  There are no further shares authorized to be issued under the Old Plan.  Under the 2003 Plan, 1.1 million shares were authorized to be issued, with 273 thousand shares under options having already been exercised under that plan since its inception.  The 2003 Plan expired on February 13, 2013 and continues to exist only to administer outstanding options.  Under the 2006 LTIP, 2.5 million shares were authorized to be issued, with 634 thousand shares under options having already been exercised and 708 thousand shares of restricted stock having already vested under the plan since its inception.  At December 31, 2013, a balance of 23 thousand shares is available in the 2006 LTIP for future issuances.  Under the 2011 LTIP, 1.5 million shares were authorized to be issued.  As of December 31, 2013, 183 thousand shares of unvested restricted stock were outstanding and an additional 54 thousand shares of restricted stock have vested under the plan, leaving a balance of 55 thousand shares available in the 2011 LTIP for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of December 31, 2013, there was $9.0 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2014	Stock Options FY 2013
Risk-free interest rate	2.1%	1.0%
Expected volatility	62.9%	61.5%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	7.5%	7.5%
Expected term (in years)	5.9 years	6.1 years
Weighted average fair value	$8.09	$2.36

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period.  This assumption is based on our historical forfeiture rate.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically issued, and has no immediate plans to issue, a dividend.

A summary of stock option award activity under the Plans as of December 31, 2013 and changes during the six months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)
Outstanding at July 1, 2013	2,319	$5.71
Granted	767	$13.89
Exercised	(202)	$5.47	$3,278
Forfeited, expired or repurchased	(98)	$16.66
Outstanding at December 31, 2013	2,786	$7.59	$71,064	7.2

Vested and expected to vest at December 31, 2013	2,647	$7.43	$67,955	7.1
Exercisable at December 31, 2013	1,415	$5.69	$38,783	5.5

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 7.5% for the six months ended December 31, 2013 and 2012.

A summary of non-vested restricted stock awards as of December 31, 2013 and changes during the six months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value
Non-vested at July 1, 2013	—	—
Granted	234	22.47
Vested	(51)	15.29	$784
Forfeited	—	—
Non-vested at December 31, 2013	183	$24.48

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the six months ended December 31, 2013 and 2012, 10 thousand shares and 46 thousand shares were issued under the ESPP, respectively.  As of December 31, 2013, 419 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item for the three and six months ended December 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Selling, general and administrative	$1,714	$227	$2,523	$774
Research and development	180	15	218	52
Cost of sales	253	40	303	114
Total	2,147	282	3,044	940

Tax benefit at statutory rate	$241	$34	$343	$57

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2013 and 2012 were $200 thousand and $133 thousand, respectively.  Contributions to the Plan during the six months ended December 31, 2013 and 2012 were $359 thousand and $297 thousand, respectively.

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

The federal, state and local income tax provision for the three months ended December 31, 2013 and 2012 was $9.8 million and $1.7 million, respectively.  The effective tax rates for the three months ended December 31, 2013 and 2012 were 37% and 38%, respectively.  The federal, state and local income tax provision for the six months ended December 31, 2013 and 2012 was $5.6 million and $4.0 million, respectively.  The effective tax rates were 34% and 41%, respectively.  The effective tax rate for the three and six months ended December 31, 2013 was lower compared to the three and six months ended December 31, 2012 due primarily to the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor and caused the Company to reduce its deferred tax assets by $217 thousand in Fiscal 2013, and by the effects of an increase in statutory tax rate, due to higher levels of expected pre-tax income in Fiscal 2014, which caused the Company to record additional deferred tax assets.

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

As of December 31, 2013 and June 30, 2013, the Company reported total unrecognized tax benefits of $397 thousand and $360 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2013 in the Consolidated Statements of Operations.  Additionally, no cumulative interest and penalties have been recorded in the Company’s Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2009 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of $496 thousand and $369 thousand during the three months ended December 31, 2013 and 2012, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the six months ended December 31, 2013 and 2012 were $1.0 million and $691 thousand, respectively.  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board and principal stockholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $351 thousand and $200 thousand at December 31, 2013 and June 30, 2013, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 65% and 54% of the Company’s inventory purchases in the three months ended December 31, 2013 and 2012, respectively.  Purchases of finished goods inventory from JSP accounted for 66% and 56% of the Company’s inventory purchases in the six months ended December 31, 2013 and 2012, respectively.

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

During the term of the agreement and related amendment, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  The Company has met the minimum purchase requirement for the first ten years of the contract, but there is no guarantee that the Company will be able to continue to do so in Fiscal 2015 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Note 22.  Common Stock Offering

The Company completed an offering of its common stock on October 4, 2013 at an offering price of $18.00 per share.  The offering of 4.25 million shares yielded net proceeds of $71.5 million after deducting underwriting, legal and accounting fees totaling $5.0 million.

Note 23.  Cody Expansion Project

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

Note 24.  Subsequent Events

In January 2014, the Company held its Annual Stockholder’s Meeting.  During the meeting the Company’s proposal to increase the common stock authorized to be issued by the Company, from 50.0 million shares to 100.0 million shares, was approved by the Company’s stockholders.

In February 2014, the Company repaid, in full the Philadelphia Authority for Industrial Development bond.  The total payment was $150 thousand.

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

Financial Summary

For the second quarter of Fiscal 2014, net sales increased to $67.3 million representing 84% growth over the prior year period.  Gross profit increased $27.6 million to $41.0 million, compared to the prior year period.  R&D expenses increased 62% to $5.8 million compared to the prior year period while SG&A expenses increased 92% to $9.9 million from $5.2 million.  Operating income for the second quarter of Fiscal 2014 was $25.4 million compared to $4.7 million in the prior year period.  Net income for the second quarter of Fiscal 2014 was $16.6 million, or $0.46 per diluted share.  Comparatively, net income in the prior year was $2.9 million, or $0.10 per diluted share.

For the first six months of Fiscal 2014, net sales increased to $113.2 million representing 57% growth over the prior year period.  Gross profit increased $15.3 million to $42.3 million, compared to the prior year period, and included the $20.1 million charge related to the JSP contract renewal.  The JSP contract renewal charge equated to an 18 percentage-point reduction in gross profit percentage.  R&D expenses increased 44% to $10.5 million compared to the prior year period while SG&A expenses increased 51% to $17.1 million from $11.3 million.  Operating income for the first six months of Fiscal 2014 was $14.7 million compared to $8.4 million in the prior year period.  Net income for the first six months of Fiscal 2014 was $10.6 million, or $0.31 per diluted share, and included the $20.1 million pre-tax charge ($0.38 per diluted share) related to the JSP contract renewal.  Comparatively, net income in the prior year was $5.8 million, or $0.20 per diluted share.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended December 31, 2013 compared with the three months ended December 31, 2012

Net sales increased 84% to $67.3 million for the three months ended December 31, 2013.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended December 31, 2013 and 2012:

(In thousands)	Three Months Ended December 31,
Medical Indication	2013	2012
Antibiotic	$4,334	$1,082
Cardiovascular	16,923	7,269
Gallstone	1,136	1,708
Glaucoma	1,482	1,608
Gout	2,009	966
Migraine	2,349	1,447
Obesity	844	1,104
Pain Management	6,793	4,240
Thyroid Deficiency	26,241	14,474
Other	5,215	2,666
Total	$67,326	$36,564

Product price increases contributed $25.5 million to the overall increase in net sales, while increased volumes added $5.3 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	249%	52%
Cardiovascular	6%	127%
Gallstone	(26)%	(8)%
Glaucoma	23%	(31)%
Gout	90%	18%
Migraine	65%	(3)%
Obesity	(15)%	(8)%
Pain Management	5%	55%
Thyroid Deficiency	8%	73%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $11.8 million, primarily as a result of price increases on key products.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $9.7 million, primarily as a result of price increases on products used to treat congestive heart failure.  The increase in net sales was partially offset by a decrease in net sales on products used to treat hypertension due to pricing pressures.

Antibiotic.  Net sales of antibiotics increased by $3.3 million.  The increase in net sales was primarily attributable to increased volumes across various products.

Pain Management.  Net sales of pain management products increased $2.6 million.  The increase in net sales was mainly attributable to a price increase on the Company’s C-Topical® Solution product as well as moderate volume increases on other key products.  The increase in net sales was partially offset by lower sales volume of the Company’s C-Topical® Solution product.  Net sales of the Company’s Oxycodone HCl Oral Solution product were lower due to FDA enforcement actions against market participants which caused the Company and others to voluntarily exit the market by October 4, 2012.  The Company is awaiting FDA approval for this product and anticipates resuming product sales in the near future.

Gout.  Net sales of drugs used for gout treatment increased by $1.0 million.  The increase in net sales was primarily attributable to increased volumes.

Migraine.  Net sales of drugs used to treat migraines increased by $900 thousand.  The increase in net sales was primarily attributable to increased volumes on key products.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended December 31:

(In thousands) Customer Distribution Channel	December 31, 2013	December 31, 2012
Wholesaler/Distributor	$44,357	$19,703
Retail Chain	19,299	13,202
Mail-Order Pharmacy	3,670	3,659
Total	$67,326	$36,564

Net sales to wholesaler/distributor increased primarily as a result of increased sales in a variety of products for gout, thyroid deficiency and cardiovascular, as discussed above.  Retail chain net sales increased primarily as a result of increased sales of drugs for the treatment of thyroid deficiency and cardiovascular, as discussed above.

Cost of Sales.  Cost of sales for the second quarter of Fiscal 2014 increased $3.1 million to $26.3 million.  The increase primarily reflected the impact of the increase in sales volumes, offset by changes in the mix of products sold.  Amortization expense included in cost of sales totaled $467 thousand for the second quarter of Fiscal 2014 and $470 thousand for the second quarter of Fiscal 2013.

Gross Profit.  Gross profit for the second quarter of Fiscal 2014 increased 206% to $41.0 million or 61% of net sales.  In comparison, gross profit for the second quarter of Fiscal 2013 was $13.4 million or 37% of net sales.  The second quarter Fiscal 2014 gross profit percentage increase was mainly attributable to product price increases and changes in the mix of products sold, as discussed above.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the second quarter increased 62% to $5.8 million in Fiscal 2014 from $3.6 million in Fiscal 2013.  The increase is primarily due to increased costs for third-party laboratory services totaling $894 thousand and other costs for products in development totaling $876 thousand.

Selling, General and Administrative.  Selling, general and administrative expenses increased 92% to $9.9 million in the second quarter of Fiscal 2014 compared with $5.2 million in Fiscal 2013.  The increase is primarily due to additional compensation-related costs.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.

Other Income (Expense).  Interest expense in the second quarter of Fiscal 2014 totaled $46 thousand compared to $72 thousand in Fiscal 2013.  Interest and dividend income totaling $49 thousand in the second quarter of Fiscal 2014 was higher compared with $27 thousand in the second quarter of Fiscal 2013.  The Company also recorded a net gain on investment securities during the second quarter of Fiscal 2014 totaling $1.1 million compared to a net gain on investment securities totaling $71 thousand in Fiscal 2013.

Income Tax.  The Company recorded income tax expense in the second quarter of Fiscal 2014 of $9.8 million compared to of $1.7 million in the second quarter of Fiscal 2013.  The effective tax rate for the three months ended December 31, 2013 was 37%, compared to 38% for the three months ended December 31, 2012.

Net Income.  For the three months ended December 31, 2013, the Company reported net income attributable to Lannett Company, Inc. of $16.6 million, or $0.46 per diluted share.  Comparatively, net income in the prior year was $2.9 million, or $0.10 per diluted share.

Results of Operations - Six months ended December 31, 2013 compared with the six months ended December 31, 2012

Net sales increased 57% to $113.2 million for the six months ended December 31, 2013.  The following table identifies the Company’s approximate net product sales by medical indication for the six months ended December 31, 2013 and 2012:

(In thousands)	Six Months Ended December 31,
Medical Indication	2013	2012
Antibiotic	$7,708	$2,771
Cardiovascular	21,448	14,369
Gallstone	2,502	3,286
Glaucoma	2,936	2,981
Gout	4,062	1,131
Migraine	5,064	2,696
Obesity	1,975	2,414
Pain Management	12,011	9,772
Thyroid Deficiency	46,268	28,111
Other	9,181	4,327
Total	$113,155	$71,858

Product price increases contributed $31.7 million to the overall increase in net sales, while increased volumes added $9.6 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	148%	30%
Cardiovascular	1%	48%
Gallstone	(20)%	(4)%
Glaucoma	15%	(16)%
Gout	234%	26%
Migraine	68%	20%
Obesity	(12)%	(6)%
Pain Management	(10)%	33%
Thyroid Deficiency	12%	53%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $18.2 million, primarily as a result of price increases on key products.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $7.1 million, primarily as a result of price increases on products used to treat congestive heart failure.  The increase in net sales was partially offset by a decrease in net sales on products used to treat hypertension due to pricing pressures.

Antibiotic.  Net sales of antibiotics increased by $4.9 million.  The increase in net sales was primarily attributable to increased volumes across various products.

Gout.  Net sales of drugs used for gout treatment increased by $2.9 million.  The increase in net sales was primarily attributable to increased volumes.

Migraine.  Net sales of drugs used to treat migraines increased by $2.4 million.  The increase in net sales was attributable to increased volumes as well as price increases on key products.

Pain Management.  Net sales of pain management products increased $2.2 million.  The increase in net sales was mainly attributable to a price increase on the Company’s C-Topical® Solution product as well as moderate volume increases on other key products.  The increase in net sales was partially offset by lower sales volume of the Company’s C-Topical® Solution product.  Net sales of the Company’s Oxycodone HCl Oral Solution product were lower due to FDA enforcement actions against market participants which caused the Company and others to voluntarily exit the market by October 4, 2012.  The Company is awaiting FDA approval for this product and anticipates resuming product sales in the near future.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the six months ended December 31:

(In thousands) Customer Distribution Channel	December 31, 2013	December 31, 2012
Wholesaler/Distributor	$72,133	$38,731
Retail Chain	33,954	25,600
Mail-Order Pharmacy	7,068	7,527
Total	$113,155	$71,858

Net sales to wholesaler/distributor increased primarily as a result of increased sales in a variety of products for gout, thyroid deficiency and cardiovascular, as discussed above.  Retail chain net sales increased primarily as a result of increased sales of drugs for the treatment of thyroid deficiency and cardiovascular, as discussed above.  Mail-order pharmacy net sales declined primarily as a result of price pressures on products in the cardiovascular medical indication, partially offset by increased net sales in the thyroid deficiency medical indication.

Cost of Sales.  Cost of sales for the first six months of Fiscal 2014 increased $26.0 million to $70.8 million, which included the $20.1 million charge related to the JSP contract renewal.  The remaining increase primarily reflected the impact of the increase in sales volumes, partially offset by changes in the mix of products sold.  Amortization expense included in cost of sales totaled $937 thousand for the first six months of Fiscal 2014 and $941 thousand for the first six months of Fiscal 2013.

Gross Profit.  Gross profit for the first six months of Fiscal 2014 increased 57% to $42.3 million or 37% of net sales.  In comparison, gross profit for the first six months of Fiscal 2013 was $27.0 million or 38% of net sales.  The gross profit percentage change for the first six months of Fiscal 2014 was mainly attributable to changes in the mix of products sold and product price increases, as discussed above, offset by the charge related to the JSP contract renewal which negatively impacted gross margin percentage by 18% points.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the first six months increased 44% to $10.5 million in Fiscal 2014 from $7.3 million in Fiscal 2013.  The increase is primarily due to increased costs for third-party laboratory services totaling $1.7 million and other costs for products in development totaling $1.1 million.

Selling, General and Administrative.  Selling, general and administrative expenses increased 51% to $17.1 million in the first six months of Fiscal 2014 compared with $11.3 million in Fiscal 2013.  The increase is primarily due to additional compensation-related costs.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.

Other Income (Expense).  During the first six months of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a nonrecurring gain in the amount of $1.3 million.  Interest expense in the first six months of Fiscal 2014 totaled $104 thousand compared to $135 thousand in Fiscal 2013.  Interest and dividend income totaling $95 thousand in the first six months of Fiscal 2014 was higher compared with $62 thousand in the first six months of Fiscal 2013.  The Company also recorded a net gain on investment securities during the first six months of Fiscal 2014 totaling $1.6 million compared to a net gain on investment securities totaling $305 thousand in Fiscal 2013.

Income Tax.  The Company recorded income tax expense in the first six months of Fiscal 2014 of $5.6 million compared to $4.0 million in the first six months of Fiscal 2013.  The effective tax rate for the six months ended December 31, 2013 was 34% compared to 41% for the six months ended December 31, 2012.  The effective tax rate for the six months ended December 31, 2013 was lower compared to the six months ended December 31, 2012 due primarily to the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor and caused the Company to reduce its deferred tax assets by $217 thousand in Fiscal 2013, and by the effects of an increase in statutory tax rate, due to higher levels of expected pre-tax income in Fiscal 2014, which caused the

Company to record additional deferred tax assets..  Additionally, the Company expects its overall effective tax rate will be 36% to 38% for the full year ended June 30, 2014.

Net Income.  For the six months ended December 31, 2013, the Company reported net income attributable to Lannett Company, Inc. of $10.6 million, or $0.31 per diluted share.  Net income attributable to Lannett Company, Inc. included the charge related to the JSP contract renewal equal to $0.38 per diluted share.  Comparatively, net income in the prior year was $5.8 million, or $0.20 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2013, working capital was $169.9 million as compared to $83.0 million at June 30, 2013, an increase of $86.9 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $443 thousand for the six months ended December 31, 2013 reflected net income of $10.6 million, adjustments for non-cash items of $15.9 million, as well as cash used by changes in operating assets and liabilities of $26.0 million.  In comparison, net cash from operating activities of $13.0 million for the six months ended December 31, 2012 reflected net income of $5.8 million, adjustments for non-cash items of $4.2 million, as well as cash provided by changes in operating assets and liabilities of $3.0 million.

Significant changes in operating assets and liabilities from June 30, 2013 to December 31, 2013 were comprised of:

•                  An increase in accounts receivable of $25.0 million mainly due to an increase in gross accounts receivable as a result of increased sales, partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at December 31, 2013, based on gross sales for the three months ended December 31, 2013 and gross accounts receivable at December 31, 2013, was 63 days.  The level of DSO at December 31, 2013 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in income taxes payable totaling $5.2 million, mainly resulting from Fiscal 2014 taxable income partially offset by the timing of estimated tax payments made during Fiscal 2014.

•                  An increase in inventories of $3.2 million primarily due to the timing of customer order fulfillment and inventory on hand related to new product approvals.

•                  A decrease in accounts payable of $3.4 million due to the timing of payments at the beginning of Fiscal 2014.

Significant changes in operating assets and liabilities from June 30, 2012 to December 31, 2012 were comprised of:

•                  A decrease in trade accounts receivable of $2.8 million resulting from the timing of receipts related to sales in the fourth quarter of Fiscal 2012 and an increase in rebates, chargebacks and returns reserves due primarily to an increase in inventory levels at wholesale distribution centers as a result of increased gross sales during Fiscal 2013 as compared to Fiscal 2012.  The Company’s days sales outstanding (“DSO”), based on gross sales, for Fiscal 2013 was 60 days.  The level of DSO at December 31, 2012 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in inventories of $3.6 million primarily due to the timing of fulfillment of customer orders and inventory on hand related to new product approvals.

•                  A decrease in prepaid income taxes of $1.9 million mainly as a result of a federal tax refund received in the amount of $2.2 million as well as estimated tax payments related to expected taxable income for Fiscal 2013.

•                  An increase in accounts payable of $636 thousand due to the timing of payments at the end of the quarter.

•                  An increase in accrued payroll and payroll related costs of $612 thousand primarily related incentive compensation costs accrued during Fiscal 2013, partially offset by Fiscal 2013 payments of incentive compensation accrued during Fiscal 2012.

Net cash used in investing activities of $16.7 million for the six months ended December 31, 2013 is mainly the result of purchases of property, plant and equipment of $15.3 million, primarily two new building purchases, and purchases of investment securities of $12.6 million, partially offset by proceeds from the sale of investment securities of $11.2 million.  Net cash used in investing activities of $3.9 million for the six months ended December 31, 2012 was primarily related to purchases of investment securities of $8.6 million and purchases of property, plant and equipment of $4.3 million, partially offset by proceeds from the sale of investment securities of $8.9 million.

Net cash provided by financing activities of $68.0 million for the six months ended December 31, 2013 was primarily due to proceeds from an offering of the Company’s common stock of $71.5 million, proceeds from the issuance of stock pursuant to stock compensation plans of $1.3 million and excess tax benefits on stock option exercises of $783 thousand, partially offset by debt repayments of $5.2 million.  Net cash used in financing activities of $253 thousand for the six months ended December 31, 2012 was primarily due to the purchase of shares of treasury stock, pursuant to the Company’s share repurchase program, totaling $440 thousand, partially offset by proceeds from the issuance of stock related to employee stock plans of $458 thousand.  Additional financing activities included scheduled debt payments of $252 thousand.

Credit Facilities

The Company has entered into agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of December 31, 2013 are as follows:

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent and certain other financial institutions.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is secured by substantially all of the Company’s assets.  In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt.  As of December 31, 2013, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of December 31, 2013 the Company was in compliance with all financial covenants.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3.7 million in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170 thousand.  The Trust Indenture requires that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds mature.  The bonds bear interest at the floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuates on a weekly basis.  The effective interest rate at December 31, 2013 and June 30, 2013 was 0.26%.  At December 31, 2013 the Company has $150 thousand outstanding and currently due on the Authority loan.  In April 1999, an irrevocable letter of credit of $3.8 million was issued by Wells Fargo.  This letter of credit is renewed annually to secure payment of the outstanding Authority loan balance and a portion of the related accrued interest.  At December 31, 2013 no portion of the letter of credit has been utilized.  In February 2014, the Company repaid, in full, the PAID bond.  See Note 24 “Subsequent Events” for additional information.

The Company is the primary beneficiary to a VIE called Realty.  See Note 12 “Consolidation of Variable Interest Entity” for additional description.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2013 and June 30, 2013, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.  As of December 31, 2013, $1.2 million is outstanding under the mortgage loan, of which $126 thousand is classified as currently due with a rate of 4.5%.

Other Liquidity Matters

On December 20, 2013, the Company acquired two separate properties located in Philadelphia, Pennsylvania for $4.0 million and $5.0 million, respectively.  The buildings are 196,000 and 400,000 square feet, respectively, and the Company intends to use the two properties for future expansion including, but not limited to, additional manufacturing, product development, and warehousing capabilities.  In connection with the purchase of these two buildings, the Company expects to incur significant capital expenditures for fit out costs over the next several years.

The Company completed an offering of its common stock on October 4, 2013 at an offering price of $18.00 per share.  The offering of 4.25 million shares yielded net proceeds of $71.5 million after deducting underwriting, legal and accounting fees totaling $5.0 million.

We are continuously evaluating the potential for product and company acquisitions as a part of our future growth strategy.  In conjunction with a potential acquisition, the Company may utilize current resources or seek additional sources of capital to finance any such acquisition which could have an impact on future liquidity.

Research and Development Arrangements

In the normal course of business the Company has entered into certain research and development and other arrangements.  As part of these arrangements the Company has agreed to certain contingent payments which generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones.  In addition, under certain arrangements, we may be required to make royalty payments based on a percentage of future sales, or other metric, for products currently in development in the event that the Company begins to market and sell the product.  Due to the inherent uncertainty related to these developmental, regulatory, commercial and/or other milestones, it is unclear if the Company will be required to make such payments.

Prospects for the Future

Lannett continues to see substantial growth year over year in many important financial metrics.  Each year, our knowledge, skills and talent increase, as the Company learns from its experience.  The Company is strengthening and building momentum to push to the next level within the generic pharmaceutical industry.  There are several strategic initiatives on which the Company is embarking to continue its growth.

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

Due to the competitive advantage gained by being vertically integrated, in general, and in controlled substance products, in particular, the Company is poised to continue pushing the pace of sales growth in both the controlled substance and generic markets.  The Company’s strategic goal is to continue investing in controlled substance product development so that, within five years, 50% of revenues from manufactured products are derived from controlled substance products which carry with them higher-than-average gross margins.  As the Company continues to invest in, and focus, on process and manufacturing optimization, Cody Labs will continue to be an exciting part of our future.

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

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, price adjustments known as shelf-stock adjustments and price protections, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or in accrued expenses.  The reserves presented as a reduction of accounts receivable totaled $31.9 million and $17.5 million at December 31, 2013 and June 30, 2013, respectively.  Accrued expenses at December 31, 2013 and June 30, 2013 included $2.6 million and $1.0 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the six months ended December 31, 2013 and 2012:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2013	$7,267	$3,581	$6,689	$1,000	$18,537
Current period provision	45,192	20,006	3,162	17,703	86,063
Credits issued during the period	(40,113)	(14,384)	(1,907)	(13,720)	(70,124)
Balance at December 31, 2013	$12,346	$9,203	$7,944	$4,983	$34,476

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2012	$7,063	$4,436	$5,540	$705	$17,744
Current period provision	36,774	12,082	2,456	5,755	57,067
Credits issued during the period	(35,760)	(11,986)	(1,644)	(5,418)	(54,808)
Balance at December 31, 2012	$8,077	$4,532	$6,352	$1,042	$20,003

For the three months ending December 31, 2013 and 2012, as a percentage of gross sales the provision for chargebacks was 22.2% and 27.5%, the provision for rebates was 10.1% and 9.7%, the provision for returns was 1.6% and 1.6%, and the provision for other adjustments was 11.2% and 5.3%, respectively.

For the six months ending December 31, 2013 and 2012, as a percentage of gross sales the provision for chargebacks was 22.9% and 28.8%, the provision for rebates was 10.1% and 9.5%, the provision for returns was 1.6% and 1.9%, and the provision for other adjustments was 9.0% and 4.5%, respectively.

The increase in total reserves from June 30, 2013 to December 31, 2013 was mainly due to an increase in the rebates and chargebacks reserves.  The increase in the rebates reserve resulted from the timing of credits issued, increased gross sales and pricing changes, while the increase in the chargebacks reserve resulted from increased inventory levels at wholesale distribution centers as a result of increased gross sales, partially offset by reduced chargeback rates.  The activity in the “Other” category for the six months ended December 31, 2013 and 2012 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  The increased provision in the “Other” category during the six months ended December 31, 2013, compared to the six months ended December 31, 2012, primarily resulted from contractual price protection arrangements with customers in connection with various product price increases.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Other Adjustments

Other adjustments consist primarily of price adjustments, also known as “shelf-stock adjustments” and “price protections,” which are credits issued to reflect decreases or increases in the selling prices of the Company’s products.  In the case of a price decrease a credit is given to customers for product remaining in their inventories at the time of the price reduction.  Contractual price protection results in a similar credit in the case of a price increase.  Pricing changes are discretionary decisions made by management to reflect competitive market conditions.  Amounts recorded for estimated shelf-stock adjustments are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended December 31, 2013 and 2012, the Company recorded provisions for excess and obsolete inventory of $370 thousand and $428 thousand, respectively.  During the six months ended December 31, 2013 and 2012, the Company recorded provisions for excess and obsolete inventory of $1.1 million and $519 thousand, respectively.  The reserve for excess and obsolete inventory at December 31, 2013 and June 30, 2013 was $1.4 million and $2.0 million, respectively.

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

For the three months ended December 31, 2013 and 2012, the Company recorded a provision for income taxes of $9.8 million and $1.7 million, respectively.  Effective tax rates for the same periods were 37% and 38%, respectively.

For the six months ended December 31, 2013 and 2012, the Company recorded a provision for income taxes of $5.6 million and $4.0 million, respectively.  Effective tax rates for the same periods were 34% and 41%, respectively.

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

During the three and six months ended December 31, 2013 and 2012, the Company did not identify any triggering events.  As a result no impairment charges were recorded in the Consolidated Statements of Operations.  For the three months ended December 31, 2013 and 2012, the Company incurred depreciation and amortization expense of $1.6 million and $1.5 million, respectively.  For the six months ended December 31, 2013 and 2012, the Company incurred depreciation and amortization expense of $3.2 million and $3.1 million, respectively.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2014	Stock Options FY 2013
Risk-free interest rate	2.1%	1.0%
Expected volatility	62.9%	61.5%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	7.5%	7.5%
Expected term (in years)	5.9 years	6.1 years
Weighted average fair value	$8.09	$2.36

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period.  This assumption is based on our historical forfeiture rate.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically issued, and has no immediate plans to issue, a dividend.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2013	2012	2013	2012
Selling, general and administrative	$1,714	$227	$2,523	$774
Research and development	180	15	218	52
Cost of sales	253	40	303	114
Total	2,147	282	3,044	940

Tax benefit at statutory rate	$241	$34	$343	$57

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of December 31, 2013 and June 30, 2013, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building.  As of December 31, 2013, $1.2 million is outstanding under the mortgage loan, of which $126 thousand is classified as currently due with an interest rate of 4.5%.

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent and certain other financial institutions.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is secured by substantially all of the Company’s assets.  As of December 31, 2013, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of December 31, 2013 the Company was in compliance with all financial covenants.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three and six months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs is in violation of certain zoning laws and that Cody Labs is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claims Cody Labs is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled and (ii) acquire Mr. Asherman’s interest in Realty for an unspecified price.  Alternatively, Mr. Asherman seeks to dissolve Realty.  The Company and Cody Labs opposed the application for a temporary restraining order and, following a hearing on April 18, 2013, the Court denied the relief to Mr. Asherman.

On August 2, 2013, Asherman filed his First Amended Complaint, naming as Defendants Arthur P. Bedrosian, the President and Chief Executive Officer of the Company (“Bedrosian”), the Company, Cody Labs and Realty.  The Amended Complaint is substantially similar to the Complaint respecting the relief sought and adds Bedrosian as a defendant, claiming that Bedrosian defamed Asherman in a Form 10-Q filed by the Company , by reporting that he had been fired “for cause”.

On August 30, 2013, Lannett and Cody Labs jointly moved to dismiss the Amended Complaint.  Bedrosian and Realty have filed separate motions to dismiss.  The Company strongly disputes the claims in the Amended Complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  Specifically, the Company asserts that it is and has always been in compliance with local zoning laws, which permits the operation of a pharmaceutical facility, that Mr. Asherman, in fact, previously represented this to both the Company and the EPA.  It also asserts that the City of Cody has never taken the position or advised Cody Labs that the Cody Labs facility was operating in violation of the local zoning laws.  The Company also asserts that Cody Labs has in place a sufficient level of property insurance coverage.  Cody Labs also strongly disputes the claims in the Complaint, including that it is required to pay Mr. Asherman severance, as Cody Labs advised Mr. Asherman that he was being terminated for cause following the issuance of a letter of reprimand.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months’ salary plus the vesting of certain stock options and continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss, if any, to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position or results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

On December 7, 2012, our registration statement on Form S-3 (File No. 333-184721) was declared effective by the Securities and Exchange Commission.  The Company completed an offering of its common stock on October 4, 2013 at an offering price of $18.00 per share.  Roth Capital Partners and Canaccord Genuity acted as joint book-running managers, Oppenheimer & Co. as lead manager, and Craig-Hallum Capital Group as co-manager.  The offering of 4.25 million shares yielded net proceeds of $71.5 million after deducting underwriting, legal and accounting fees totaling $5.0 million.  There has been no material change in the planned use of proceeds from our offering as described in our prospectus supplement filed with the Securities and Exchange Commission on October 4, 2013, which is to use such  net proceeds for general corporate purposes, including, without limitation, research and development, general and administrative, manufacturing and marketing expenses, and for potential acquisitions of companies, products, ANDAs, technologies and assets that complement its business.  To date, all of the proceeds have been temporarily invested in short-term investments.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: February 7, 2013	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: February 7, 2013	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: February 7, 2013	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document