Form 10-Q
period 2014-03-31
LANNETT CO INC
filed 2014-05-09
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2014
Common stock, par value $0.001 per share	35,570,221

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$84,113	$42,689
Investment securities	39,363	8,461
Accounts receivable, net	59,236	26,413
Inventories, net	41,365	32,531
Prepaid income taxes	2,591	—
Deferred tax assets	8,250	4,874
Other current assets	2,172	1,161
Total current assets	237,090	116,129
Property, plant and equipment, net	57,005	40,141
Intangible assets, net	948	2,547
Deferred tax assets	11,869	8,005
Other assets	408	930
TOTAL ASSETS	$307,320	$167,752

LIABILITIES
Current liabilities:
Accounts payable	$21,270	$22,668
Accrued expenses	8,760	2,697
Accrued payroll and payroll related	7,082	6,910
Income taxes payable	—	154
Current portion of long-term debt	128	670
Total current liabilities	37,240	33,099
Long-term debt, less current portion	1,041	5,844
TOTAL LIABILITIES	38,281	38,943
Commitment and Contingencies (Note 13 and 14)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 and 50,000,000 shares authorized; 35,830,024 and 29,284,592 shares issued; 35,378,346 and 28,848,679 shares outstanding at March 31, 2014 and June 30, 2013, respectively)	36	29
Additional paid-in capital	211,384	104,075
Retained earnings	60,119	26,553
Accumulated other comprehensive loss	(49)	(47)
Treasury stock (451,678 and 435,913 shares at March 31, 2014 and June 30, 2013, respectively)	(2,729)	(2,034)
Total Lannett Company, Inc. stockholders’ equity	268,761	128,576
Noncontrolling Interest	278	233
Total stockholders’ equity	269,039	128,809
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,320	$167,752

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net sales	$79,997	$39,022	$193,152	$110,880
Cost of sales	23,865	23,852	74,572	68,663
JSP contract renewal cost	—	—	20,100	—
Gross profit	56,132	15,170	98,480	42,217
Operating expenses:
Research and development	10,583	5,229	21,113	12,565
Selling, general, and administrative	9,560	5,245	26,629	16,571
Total operating expenses	20,143	10,474	47,742	29,136
Operating income	35,989	4,696	50,738	13,081
Other income (expense):
Foreign currency gain	1	—	1	3
Gain (loss) on sale of assets	—	93	(55)	51
Gain on investment securities	200	538	1,765	843
Litigation settlement	—	—	—	1,250
Interest and dividend income	109	22	204	84
Interest expense	(13)	(59)	(117)	(194)
Other	—	—	(87)	—
Total other income	297	594	1,711	2,037
Income before income taxes	36,286	5,290	52,449	15,118
Income tax expense	13,280	1,327	18,838	5,353
Net income	23,006	3,963	33,611	9,765
Less: Net income attributable to noncontrolling interest	11	16	45	11
Net income attributable to Lannett Company, Inc.	$22,995	$3,947	$33,566	$9,754

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.66	$0.14	$1.01	$0.34
Diluted	$0.63	$0.14	$0.97	$0.34

Weighted average common shares outstanding:
Basic	35,025,968	28,490,175	33,082,460	28,371,189
Diluted	36,769,593	29,115,941	34,586,007	28,644,831

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net Income	$23,006	$3,963	$33,611	$9,765
Other comprehensive income, before taxes:
Foreign currency translation loss	(11)	(53)	(2)	(16)
Total other comprehensive loss, before taxes	(11)	(53)	(2)	(16)
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive loss, net of taxes	(11)	(53)	(2)	(16)
Comprehensive income	22,995	3,910	33,609	9,749
Less: Total comprehensive income attributable to noncontrolling interest	11	16	45	11
Comprehensive income attributable to Lannett Company Inc.	$22,984	$3,894	$33,564	$9,738

The accompanying notes to the consolidated financial statements are an integral part of these statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, July 1, 2013	29,285	$29	$104,075	$26,553	$(47)	$(2,034)	$128,576	$233	$128,809

Shares issued in connection with share-based compensation plans	795	1	4,670	—	—	—	4,671	—	4,671
Share-based compensation	—	—	5,833	—	—	—	5,833	—	5,833
Shares issued in connection with the JSP contract renewal	1,500	2	20,098	—	—	—	20,100	—	20,100
Shares issued in connection with stock offering	4,250	4	71,474	—	—	—	71,478	—	71,478
Tax benefits on stock options exercised	—	—	5,234	—	—	—	5,234	—	5,234
Purchase of treasury stock	—	—	—	—	—	(695)	(695)		(695)
Other comprehensive loss, net of income tax	—	—	—	—	(2)	—	(2)	—	(2)
Net income	—	—	—	33,566	—	—	33,566	45	33,611

Balance, March 31, 2014	35,830	$36	$211,384	$60,119	$(49)	$(2,729)	$268,761	$278	$269,039

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$33,611	$9,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,775	4,622
Deferred income tax expense (benefit)	(7,240)	625
Share-based compensation	5,833	1,192
Tax benefits on stock options exercised	(5,234)	—
Loss (gain) on sale of assets	55	(51)
Gain on investment securities	(1,765)	(843)
JSP contract renewal cost	20,100	—
Other noncash expenses	175	12
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(32,823)	920
Inventories	(8,834)	(5,783)
Prepaid income taxes/income taxes payable	2,489	1,907
Prepaid expenses and other assets	(210)	(395)
Accounts payable	(1,398)	(2,280)
Accrued expenses	6,063	1,528
Accrued payroll and payroll related	172	2,149
Net cash provided by operating activities	15,769	13,368
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,194)	(5,889)
Proceeds from sale of property, plant and equipment	48	279
Proceeds from sale of investment securities	20,640	17,646
Purchase of investment securities	(49,778)	(16,041)
Net cash used in investing activities	(49,284)	(4,005)
FINANCING ACTIVITIES:
Repayments of debt	(5,345)	(379)
Proceeds from issuance of stock in connection with share-based compensation plans	4,671	1,995
Tax benefits on stock options exercised	5,234	—
Proceeds from stock offering	71,478	—
Deferred financing fees	(402)	—
Purchase of treasury stock	(695)	(440)
Distribution to noncontrolling interest	—	(19)
Net cash provided by financing activities	74,941	1,157
Effect on cash and cash equivalents of changes in foreign exchange rates	(2)	(16)
NET INCREASE IN CASH AND CASH EQUIVALENTS	41,424	10,504
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,689	22,562
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,113	$33,066
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$117	$194
Income taxes paid	$23,589	$2,821

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Investment securities

The Company’s investment securities consist of publicly traded equity securities and certificates of deposit with original maturities greater than three months which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Gains and losses are included in the Consolidated Statements of Operations under Other income (expense).

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended March 31, 2014 and 2013, the Company recorded provisions for excess and obsolete inventory of $811 thousand and $333 thousand, respectively.  During the nine months ended March 31, 2014 and 2013, the Company recorded provisions for excess and obsolete inventory of $1.9 million and $853 thousand, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended March 31, 2014 and 2013 was $1.2 million and $1.1 million, respectively.  Depreciation expense for each of the nine months ended March 31, 2014 and 2013 was $3.4 million and $3.2 million, respectively.

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

Segment Information

The Company operates one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2014 and 2013:

(In thousands)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2014	2013	2014	2013
Antibiotic	$3,361	$3,496	$11,069	$6,267
Cardiovascular	21,331	6,988	42,779	21,356
Gallstone	988	1,390	3,490	4,676
Glaucoma	4,538	1,627	7,474	4,608
Gout	3,383	1,776	7,445	2,907
Migraine	4,787	1,299	9,851	3,995
Obesity	915	1,074	2,890	3,488
Pain Management	8,407	4,980	20,418	14,752
Thyroid Deficiency	28,292	14,024	74,560	42,135
Other	3,995	2,368	13,176	6,696
Total	$79,997	$39,022	$193,152	$110,880

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2014 and 2013, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013

Product 1	35%	36%	39%	38%
Product 2	24%	6%	19%	8%
Product 3	9%	10%	8%	9%
Product 4	2%	12%	3%	11%

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2014 and 2013, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013

Customer A	23%	11%	21%	12%
Customer B	14%	16%	15%	16%
Customer C	7%	10%	9%	10%

At March 31, 2014 and June 30, 2013, four customers accounted for 65% and 78% of the Company’s net accounts receivable balance, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition and collateral is generally not required.

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 65% and 61% of the Company’s inventory purchases during the three months ended March 31, 2014 and 2013, respectively.  Purchases of finished goods inventory from JSP accounted for 67% and 58% of the Company’s inventory purchases during the nine months ended March 31, 2014 and 2013, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, price adjustments known as shelf-stock adjustments and price-protections, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or in accrued expenses, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $40.6 million and $17.5 million at March 31, 2014 and June 30, 2013, respectively.  Accrued expenses at March 31, 2014 and June 30, 2013 included $6.2 million and $1.0 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

Cost of Sales

Cost of sales includes all costs related to bringing products to their final selling destination, which includes direct and indirect costs, such as direct material, labor, and overhead expenses.  Additionally, cost of sales includes product royalties, depreciation, amortization  and costs to renew and extend  recognized intangible assets, freight charges and other shipping and handling expenses.

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

Advertising Costs

The Company expenses advertising costs when incurred.  Historically these costs have not been significant to the financial statements, including all periods presented.

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

Earnings Per Common Share

Basic earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  Anti-dilutive securities are excluded from the calculation.  These potentially dilutive securities primarily consist of stock options and unvested restricted stock.

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

Note 4.  Accounts Receivable

Accounts receivable consisted of the following components at March 31, 2014 and June 30, 2013:

(In thousands)	March 31, 2014	June 30, 2013
Gross accounts receivable	$99,853	$43,923
Less Chargebacks reserve	(19,712)	(7,267)
Less Rebates reserve	(9,720)	(2,513)
Less Returns reserve	(9,223)	(6,689)
Less Other deductions	(1,892)	(1,000)
Less Allowance for doubtful accounts	(70)	(41)
Accounts receivable, net	$59,236	$26,413

For the three months ended March 31, 2014, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $33.3 million, $20.5 million, $2.3 million, and $1.1 million, respectively.  For the three months ended March 31, 2013, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $14.8 million, $5.5 million, $907 thousand, and $3.6 million, respectively.

For the nine months ended March 31, 2014, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $78.5 million, $40.5 million, $5.5 million, and $18.8 million, respectively.  For the nine months ended March 31, 2013, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $51.5 million, $17.6 million, $3.4 million, and $9.3 million, respectively.

Note 5.  Inventories

Inventories, net of allowances, at March 31, 2014 and June 30, 2013 consisted of the following:

(In thousands)	March 31, 2014	June 30, 2013
Raw Materials	$20,294	$14,224
Work-in-process	4,186	3,122
Finished Goods	14,806	13,133
Packaging Supplies	2,079	2,052
Total	$41,365	$32,531

The reserve for excess and obsolete inventory was $2.1 million and $2.0 million at March 31, 2014 and June 30, 2013, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2014 and June 30, 2013 consisted of the following:

(In thousands)	Useful Lives	March 31, 2014	June 30, 2013
Land	—	$4,641	$1,350
Building and improvements	10 - 39 years	39,684	32,992
Machinery and equipment	5 - 10 years	35,660	32,620
Furniture and fixtures	5 - 7 years	1,392	1,290
Construction in progress	—	9,937	2,892
Property, plant and equipment, at cost		91,314	71,144
Less accumulated depreciation		(34,309)	(31,003)
Property, plant and equipment, net		$57,005	$40,141

During each of the three and nine months ended March 31, 2014 and 2013 the Company had no impairment charges related to property, plant and equipment.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.2 million and $1.3 million at March 31, 2014 and June 30, 2013, respectively.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and June 30, 2013, were as follows:

	March 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$13,863	$—	$—	$13,863
Certificates of Deposit	25,500	—	—	25,500
Total Investment Securities	$39,363	$—	$—	$39,363

	June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$8,461	$—	$—	$8,461
Total Investment Securities	$8,461	$—	$—	$8,461

Note 8.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $200 thousand during the three months ended March 31, 2014, which included an unrealized loss related to securities still held at March 31, 2014 of $174 thousand.  The Company had a net gain on investment securities of $538 thousand during the three months ended March 31, 2013, which included an unrealized gain related to securities still held at March 31, 2013 of $186 thousand.

The Company had a net gain on investment securities of $1.8 million during the nine months ended March 31, 2014, which included an unrealized gain related to securities still held at March 31, 2014 of $740 thousand.  The Company had a net gain on investment securities of $843 thousand during the nine months ended March 31, 2013, which included an unrealized gain related to securities still held at March 31, 2013 of $190 thousand.

Note 9.  Intangible Assets

Intangible assets, net as of March 31, 2014 and June 30, 2013, consisted of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013

JSP Marketing and Dist. Rights	$16,062	$16,062	$(16,062)	$(14,723)	$—	$1,339
Cody Labs Import License	582	582	(221)	(193)	361	389
Morphine Sulfate Oral Solution NDA	202	398	(63)	(51)	139	347
Other ANDA Product Rights (A)	600	600	(152)	(128)	448	472
	$17,446	$17,642	$(16,498)	$(15,095)	$948	$2,547

(A)  Amounts include the product line covered by the ANDA purchased in August 2009 for $149 thousand.  This ANDA is not being amortized at this time and will not be amortized until such time as the Company begins shipping the product.

For the three months ended March 31, 2014 and 2013, the Company incurred amortization expense of $467 thousand and $471 thousand, respectively.  For the nine months ended March 31, 2014 and 2013, the Company incurred amortization expense of $1.4 million.  There were no impairments related to intangible assets during each of the three and nine months ended March 31, 2014 and 2013.

On September 30, 2013, the Company received a letter from the FDA indicating that a portion of the nonrefundable Morphine Sulfate Oral Solution NDA fee, originally estimated at $398 thousand, would be refunded to the Company.  As a result of this letter, the Company adjusted the carrying value of the Morphine Sulfate Oral Solution NDA intangible asset.  Further adjustments to the Morphine Sulfate Oral Solution NDA intangible asset may be necessary in the future should the Company receive additional refunds.

Future annual amortization expense consisted of the following as of March 31, 2014:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2014	$21
2015	82
2016	82
2017	82
2018	82
Thereafter	450
$799

The amounts above do not include the product line covered by the ANDA purchased in August 2009 for $149 thousand, as amortization will begin when the Company begins shipping the product.

Note 10.  Bank Line of Credit

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent, and another financial institution.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt.  See Note 11 “Long-Term Debt” for more information.  As of March 31, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of March 31, 2014 the Company was in compliance with all financial covenants.

Note 11.  Long-Term Debt

Long-term debt consisted of the following:

	March 31,	June 30,
(In thousands)	2014	2013
Pennsylvania Industrial Development Authority loan	$—	$696
Tax-exempt bond loan (PAID)	—	150
Wells Fargo N.A. Townsend Road mortgage	—	2,614
Pennsylvania Industrial Development Authority Townsend Road mortgage	—	1,794
First National Bank of Cody mortgage	1,169	1,260
Total debt	1,169	6,514
Less current portion	128	670
Long term debt	$1,041	$5,844

Current Portion of Long Term Debt:

	March 31,	June 30,
(In thousands)	2014	2013
Pennsylvania Industrial Development Authority loan	$—	$84
Tax-exempt bond loan (PAID)	—	150
Wells Fargo N.A. Townsend Road mortgage	—	204
Pennsylvania Industrial Development Authority Townsend Road mortgage	—	109
First National Bank of Cody mortgage	128	123
Total current portion of long term debt	$128	$670

The Company financed $1.3 million through the Pennsylvania Industrial Development Authority (“PIDA”).  The Company is required to make equal payments each month for 180 months starting February 1, 2006 with interest of 2.75% per annum.  In December 2013 the Company repaid, in full, the PIDA loan.

In April 1999, the Company entered into a loan agreement with a governmental authority, the Philadelphia Authority for Industrial Development (the “Authority” or “PAID”), to finance future construction and growth projects of the Company.  The Authority issued $3.7 million in tax-exempt variable rate demand and fixed rate revenue bonds to provide the funds to finance such growth projects pursuant to a trust indenture (“the Trust Indenture”).  A portion of the Company’s proceeds from the bonds was used to pay for bond issuance costs of $170 thousand.  In February 2014, the Company repaid, in full, the PAID bond.  The Trust Indenture required that the Company repay the Authority loan through installment payments beginning in May 2003 and continuing through May 2014, the year the bonds matured.  The bonds interest rate had been a floating variable rate determined by the organization responsible for selling the bonds.  The interest rate fluctuated on a weekly basis.  The effective interest rate at June 30, 2013 was 0.26%.

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

The Company is the primary beneficiary to a VIE called Realty.  See Note 12 “Consolidation of Variable Interest Entity” for additional description.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2014 and June 30, 2013, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building.

Long-term debt amounts due for the twelve month periods ending March 31 were as follows:

Amounts Payable
(In thousands)	to Institutions
2014	$128
2015	133
2016	139
2017	146
2018	153
Thereafter	470
Total	$1,169

Note 12.  Consolidation of Variable Interest Entity

The Company consolidates any VIE for which it is the primary beneficiary.  The liabilities recognized as a result of consolidating a VIE do not represent additional claims on the Company’s general assets, rather they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets.  Reflected in each of the March 31, 2014 and June 30, 2013 Consolidated Balance Sheets are consolidated VIE assets of $1.7 million, which are comprised mainly of land and a building.  VIE liabilities consist primarily of a mortgage on that property in the amount of $1.2 million and $1.3 million at March 31, 2014 and June 30, 2013, respectively.  Cody Labs leases the building and property from Realty for $20 thousand per month.  All intercompany rent expense is eliminated in the Consolidated Financial Statements.

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

Note 13.  Contingencies

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs is in violation of certain zoning laws and that Cody Labs is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claims Cody Labs is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand, plus the value of any stock options.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled and (ii) acquire Mr. Asherman’s interest in Realty for an unspecified price.  Alternatively, Mr. Asherman seeks to dissolve Realty.  The Company and Cody Labs opposed the application for a temporary restraining order and, following a hearing on April 18, 2013, the Court denied the relief to Mr. Asherman.

On August 2, 2013, Asherman filed his First Amended Complaint, naming as Defendants Arthur P. Bedrosian, the President and Chief Executive Officer of the Company (“Bedrosian”), the Company, Cody Labs and Realty.  The Amended Complaint is substantially similar to the Complaint respecting the relief sought and adds Bedrosian as a defendant, claiming that Bedrosian defamed Asherman in a Form 10-Q filed by the Company, by reporting that he had been fired “for cause”.

On August 30, 2013, Lannett and Cody Labs jointly moved to dismiss the Amended Complaint.  Bedrosian and Realty have filed separate motions to dismiss.  On March 14, 2014, the Wyoming court dismissed Realty from the case.  The motions to dismiss filed by Lannett, Cody Labs and Bedrosian are pending.  The Company strongly disputes the claims in the Amended Complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  Specifically, the Company asserts that it is and has always been in compliance with local zoning laws, which permit the operation of a pharmaceutical facility, and that Mr. Asherman, in fact, previously represented this to both the Company and the EPA.  It also asserts that the City of Cody has never taken the position or advised Cody Labs that the Cody Labs facility was operating in violation of the local zoning laws.  The Company also asserts that Cody Labs has in place a sufficient level of property insurance coverage.  Cody Labs also strongly disputes the claims in the Complaint, including that it is required to pay Mr. Asherman severance, as Cody Labs advised Mr. Asherman that he was being terminated for cause following the issuance of a letter of reprimand.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months’ salary plus the vesting of certain stock options and continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss, if any, to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position or results of operations.

Note 14.  Commitments

Leases

The Company’s subsidiary, Cody Labs, leases a 73,000 square foot facility in Cody, Wyoming.  This location houses Cody Lab’s manufacturing and production facilities.  Cody Labs leases the facility from Realty, a Wyoming limited liability company which is 50% owned by the Company.  See Note 12 “Consolidation of Variable Interest Entity.”

Rental and lease expense for the three months ended March 31, 2014 and 2013 was $60 thousand and $24 thousand, respectively.  Rental and lease expense for the nine months ended March 31, 2014 and 2013 was $111 thousand and $75 thousand, respectively.

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2014 and 2013:

(In thousands)	March 31, 2014	March 31, 2013
Foreign Currency Translation
Beginning Balance, July 1	$(47)	$(63)
Net loss on foreign currency translation (net of tax of $0 and $0)	(2)	(16)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive loss, net of tax	(2)	(16)
Ending Balance, March 31	(49)	(79)
Total Accumulated Other Comprehensive Loss	$(49)	$(79)

Note 16.  Earnings Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share includes the effect of potential dilution from the exercise of outstanding stock options and treats unvested restricted stock as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share was as follows:

	Three Months Ended March 31, 2014
(In thousands, except share and per share data)	2014	2013

Net Income Attributable to Lannett Company, Inc.	$22,995	$3,947

Basic weighted average common shares outstanding	35,025,968	28,490,175
Effect of potentially dilutive options and restricted stock awards	1,743,625	625,766
Diluted weighted average common shares outstanding	36,769,593	29,115,941

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.66	$0.14
Diluted	$0.63	$0.14

	Nine Months Ended March 31, 2014
(In thousands, except share and per share data)	2014	2013

Net Income Attributable to Lannett Company, Inc.	$33,566	$9,754

Basic weighted average common shares outstanding	33,082,460	28,371,189
Effect of potentially dilutive options and restricted stock awards	1,503,547	273,642
Diluted weighted average common shares outstanding	34,586,007	28,644,831

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.01	$0.34
Diluted	$0.97	$0.34

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013 were 3 thousand and 265 thousand, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2014 and 2013 were 9 thousand and 1.5 million, respectively.

Note 17.  Share-based Compensation

At March 31, 2014, the Company had four share-based employee compensation plans (the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP”, the 2011 LTIP and the 2014 LTIP).  In January 2014, the stockholders of the Company approved the 2014 LTIP, which authorized 3.0 million new shares of common stock for future issuances under this plan.  No awards have been granted from the 2014 LTIP plan as of March 31, 2014.

At March 31, 2014, there were 2.3 million options outstanding.  Of those, 834 thousand were options issued under the 2006 LTIP, 276 thousand were issued under the 2003 Plan, and 1.2 million were issued under the 2011 Plan.  Under the 2003 Plan, 1.1 million shares were authorized to be issued, with 450 thousand shares under options having already been exercised under that plan since its inception.  The 2003 Plan expired on February 13, 2013 and continues to exist only to administer outstanding options.  Under the 2006 LTIP, 2.5 million shares were authorized to be issued, with 937 thousand shares under options having already been exercised and 719 thousand shares of restricted stock having already vested under the plan since its inception.  At March 31, 2014, a balance of 10 thousand shares was still available under the 2006 LTIP for future issuances.  Under the 2011 LTIP, 1.5 million shares were authorized to be issued.  As of March 31, 2014, 182 thousand shares of unvested restricted stock were outstanding and an additional

54 thousand shares of restricted stock have vested under the plan.  Additionally 50 thousand shares under options were exercised, leaving a balance of 59 thousand shares available in the 2011 LTIP for future issuances at March 31, 2014.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of March 31, 2014, there was $6.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2014	Stock Options FY 2013
Risk-free interest rate	2.1%	1.0%
Expected volatility	62.9%	61.5%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	7.5%	7.5%
Expected term (in years)	5.9 years	6.1 years
Weighted average fair value	$8.14	$2.36

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

A summary of stock option award activity under the Plans as of March 31, 2014 and changes during the nine months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)
Outstanding at July 1, 2013	2,319	$5.71
Granted	770	$13.97
Exercised	(718)	$6.15	$22,373
Forfeited, expired or repurchased	(105)	$16.27
Outstanding at March 31, 2014	2,266	$7.89	$63,070	7.5

Vested and expected to vest at March 31, 2014	2,152	$7.73	$60,234	7.4
Exercisable at March 31, 2014	902	$5.27	$27,464	5.5

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 7.5% for the nine months ended March 31, 2014 and 2013.

A summary of non-vested restricted stock awards as of March 31, 2014 and changes during the nine months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value
Non-vested at July 1, 2013	—	—
Granted	245	23.03
Vested	(63)	18.79	$1,175
Forfeited	—	—
Non-vested at March 31, 2014	182	$24.48

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the nine months ended March 31, 2014 and 2013, 14 thousand shares and 62 thousand shares were issued under the ESPP, respectively.  As of March 31, 2014, 423 thousand total shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item for the three and nine months ended March 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Selling, general and administrative	$2,240	$200	$4,763	$975
Research and development	225	23	443	75
Cost of sales	324	29	627	142
Total	2,789	252	5,833	1,192

Tax benefit at statutory rate	$1,053	$42	$2,160	$99

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2014 and 2013 were $169 thousand and $141 thousand, respectively.  Contributions to the Plan during the nine months ended March 31, 2014 and 2013 were $528 thousand and $438 thousand, respectively.

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

The federal, state and local income tax provision for the three months ended March 31, 2014 and 2013 was $13.3 million and $1.3 million, respectively.  The effective tax rates for the three months ended March 31, 2014 and 2013 were 37% and 25%, respectively.  The federal, state and local income tax provision for the nine months ended March 31, 2014 and 2013 was $18.8 million and $5.4 million, respectively.  The effective tax rates were 36% and 35%, respectively.  The effective tax rate for the three months ended March 31, 2014 was higher compared to the three months ended March 31, 2013 due primarily to higher benefits related to research and experimentation credits recorded during the third quarter of Fiscal 2013, as a result of a tax law extension passed in early 2013, with a retroactive January 1, 2012 effective date.

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

As of March 31, 2014 and June 30, 2013, the Company reported total unrecognized tax benefits of $397 thousand and $360 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2014 in the Consolidated Statements of Operations.  Additionally, no cumulative interest and penalties have been recorded in the Company’s Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for Fiscal 2009 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of $375 thousand and $390 thousand during the three months ended March 31, 2014 and 2013, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the nine months ended March 31, 2014 and 2013 were $1.4 million and $1.1 million, respectively.  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board and principal stockholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $421 thousand and $200 thousand at March 31, 2014 and June 30, 2013, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 65% and 61% of the Company’s inventory purchases in the three months ended March 31, 2014 and 2013, respectively.  Purchases of finished goods inventory from JSP accounted for 67% and 58% of the Company’s inventory purchases in the nine months ended March 31, 2014 and 2013, respectively.

On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules, Digoxin Tablets and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP, Digoxin Tablets USP, and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years.  In connection with the amendment, the Company issued 1.5 million shares of the Company’s common stock to JSP and JSP’s designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

As of March 31, 2014, the Company was in the process of renegotiating certain terms of the Agreement, including changing the size of the building and eliminating the requirements to contribute any land and enter into a 25 year lease agreement with Forward Cody.  None of the revisions are expected to be material to the Company’s results of operations or financial position.

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

Financial Summary

For the third quarter of Fiscal 2014, net sales increased to $80.0 million representing 105% growth over the prior year period.  Gross profit increased $41.0 million to $56.1 million, compared to the prior year period.  R&D expenses increased 102% to $10.6 million compared to the prior year period while SG&A expenses increased 82% to $9.6 million.  Operating income for the third quarter of Fiscal 2014 was $36.0 million compared to $4.7 million in the prior year period.  Net income for the third quarter of Fiscal 2014 was $23.0 million, or $0.63 per diluted share.  Comparatively, net income in the prior year period was $3.9 million, or $0.14 per diluted share.

For the first nine months of Fiscal 2014, net sales increased to $193.2 million representing 74% growth over the prior year period.  Gross profit increased $56.3 million to $98.5 million, compared to the prior year period, and included the $20.1 million charge related to the JSP contract renewal.  The JSP contract renewal charge equated to a 10 percentage-point reduction in gross profit percentage.  R&D expenses increased 68% to $21.1 million compared to the prior year period while SG&A expenses increased 61% to $26.6 million.  Operating income for the first nine months of Fiscal 2014 was $50.7 million compared to $13.1 million in the prior year period.  Net income for the first nine months of Fiscal 2014 was $33.6 million, or $0.97 per diluted share, and included the $20.1 million pre-tax charge ($0.36 per diluted share) related to the JSP contract renewal.  Comparatively, net income in the prior year period was $9.8 million, or $0.34 per diluted share.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended March 31, 2014 compared with the three months ended March 31, 2013

Net sales increased 105% to $80.0 million for the three months ended March 31, 2014.  The following table identifies the Company’s approximate net product sales by medical indication for the three months ended March 31, 2014 and 2013:

(In thousands)	Three Months Ended March 31,
Medical Indication	2014	2013
Antibiotic	$3,361	$3,496
Cardiovascular	21,331	6,988
Gallstone	988	1,390
Glaucoma	4,538	1,627
Gout	3,383	1,776
Migraine	4,787	1,299
Obesity	915	1,074
Pain Management	8,407	4,980
Thyroid Deficiency	28,292	14,024
Other	3,995	2,368
Total	$79,997	$39,022

Product price increases contributed $42.5 million to the overall increase in net sales.  A decrease in volumes slightly offset the overall increase in net sales by $1.6 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	9%	(13)%
Cardiovascular	(34)%	240%
Gallstone	(44)%	15%
Glaucoma	5%	174%
Gout	84%	6%
Migraine	33%	236%
Obesity	(1)%	(14)%
Pain Management	3%	66%
Thyroid Deficiency	(3)%	105%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $14.3 million, primarily as a result of price increases on key products.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $14.3 million, primarily as a result of price increases on products used to treat congestive heart failure, partially offset by lower volumes.  The increase in net sales was also partially offset by a decrease in net sales on products used to treat hypertension due to pricing pressures and lower volumes.

Migraine.  Net sales of drugs used to treat migraines increased by $3.5 million.  The increase in net sales was primarily attributable to price increases on key products within the indication as well as volume increases.

Pain Management.  Net sales of pain management products increased $3.4 million.  The increase in net sales was mainly attributable to a price increase on the Company’s C-Topical® Solution product.  The increase in net sales was partially offset by lower sales volume of the Company’s C-Topical® Solution product.  The Company had no net sales in either period of its Oxycodone HCl Oral Solution product due to FDA enforcement actions against market participants which caused the Company and others to voluntarily exit the market by October 4, 2012.  The Company is awaiting FDA approval for this product and anticipates resuming product sales in the near future.

Glaucoma.  Net sales of drugs used for glaucoma treatment increased by $3.0 million.  The increase in net sales was primarily attributable to price increases.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended March 31:

(In thousands) Customer Distribution Channel	March 31, 2014	March 31, 2013
Wholesaler/Distributor	$50,418	$21,592
Retail Chain	23,218	12,810
Mail-Order Pharmacy	6,361	4,620
Total	$79,997	$39,022

Net sales to wholesaler/distributor increased primarily as a result of increased sales in a variety of products for thyroid deficiency and cardiovascular, as discussed above.  Additionally, increased sales to wholesaler/distributor was the result of a strategic partnership between a wholesale and retail chain customer.  Retail chain net sales increased primarily as a result of increased sales of drugs for the treatment of thyroid deficiency and cardiovascular, as discussed above.  The increase in retail chain net sales was partially offset by lower volumes of products used to treat congestive heart failure as well as offsets due a strategic partnership between a wholesale and retail chain customer.

Cost of Sales.  Cost of sales for the third quarter of Fiscal 2014 was flat quarter over quarter at $23.9 million.  Amortization expense included in cost of sales totaled $467 thousand for the third quarter of Fiscal 2014 and $471 thousand for the third quarter of Fiscal 2013.

Gross Profit.  Gross profit for the third quarter of Fiscal 2014 increased 270% to $56.1 million or 70% of net sales.  In comparison, gross profit for the third quarter of Fiscal 2013 was $15.2 million or 39% of net sales.  The third quarter Fiscal 2014 gross profit percentage increase was mainly attributable to product price increases and changes in the mix of products sold.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the third quarter increased 102% to $10.6 million in Fiscal 2014 from $5.2 million in Fiscal 2013.  The increase is primarily due to increased costs for third-party laboratory services totaling $1.7 million and other costs for products in development totaling $3.1 million.

Selling, General and Administrative.  Selling, general and administrative expenses increased 82% to $9.6 million in the third quarter of Fiscal 2014 compared with $5.2 million in Fiscal 2013.  The increase is primarily due to additional compensation-related costs totaling $1.8 million, expenses related to marketing the Company’s C-Topical® Solution product totaling $535 thousand, and other general corporate spending totaling $774 thousand.

The Company is focused on controlling selling, general and administrative costs, however increases in personnel and other costs to facilitate improvements in the Company’s infrastructure and expansion may impact selling, general and administrative expenses in future periods.

Other Income (Expense).  Interest expense in the third quarter of Fiscal 2014 totaled $13 thousand compared to $59 thousand in Fiscal 2013.  Interest and dividend income totaling $109 thousand in the third quarter of Fiscal 2014 was higher compared with $22 thousand in the third quarter of Fiscal 2013.  The Company also recorded a net gain on investment securities during the third quarter of Fiscal 2014 totaling $200 thousand compared to a net gain on investment securities totaling $538 thousand in Fiscal 2013.

Income Tax.  The Company recorded income tax expense in the third quarter of Fiscal 2014 of $13.3 million compared to $1.3 million in the third quarter of Fiscal 2013.  The effective tax rate for the three months ended March 31, 2014 was 37%, compared to 25% for the three months ended March 31, 2013.  The effective tax rate for the three months ended March 31, 2014 was higher compared to the three months ended March 31, 2013 due primarily to higher benefits related to research and experimentation credits recorded during the third quarter of Fiscal 2013, as a result of a tax law extension passed in early 2013, with a retroactive January 1, 2012 effective date.

Net Income.  For the three months ended March 31, 2014, the Company reported net income attributable to Lannett Company, Inc. of $23.0 million, or $0.63 per diluted share.  Comparatively, net income in the prior year was $3.9 million, or $0.14 per diluted share.

Results of Operations - Nine months ended March 31, 2014 compared with the nine months ended March 31, 2013

Net sales increased 74% to $193.2 million for the nine months ended March 31, 2014.  The following table identifies the Company’s approximate net product sales by medical indication for the nine months ended March 31, 2014 and 2013:

(In thousands)	Nine Months Ended March 31,
Medical Indication	2014	2013
Antibiotic	$11,069	$6,267
Cardiovascular	42,779	21,356
Gallstone	3,490	4,676
Glaucoma	7,474	4,608
Gout	7,445	2,907
Migraine	9,851	3,995
Obesity	2,890	3,488
Pain Management	20,418	14,752
Thyroid Deficiency	74,560	42,135
Other	13,176	6,696
Total	$193,152	$110,880

Product price increases contributed $73.3 million to the overall increase in net sales, while increased volumes added $9.0 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	79%	(2)%
Cardiovascular	(11)%	111%
Gallstone	(27)%	2%
Glaucoma	12%	50%
Gout	145%	11%
Migraine	59%	88%
Obesity	(8)%	(9)%
Pain Management	(5)%	43%
Thyroid Deficiency	7%	70%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $32.4 million, primarily as a result of price increases on key products.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $21.4 million, primarily as a result of price increases on products used to treat congestive heart failure, partially offset by lower volumes.  The increase in net sales was partially offset by a decrease in net sales on products used to treat hypertension due to pricing pressures and modest volume decreases on several products within the indication.

Migraine.  Net sales of drugs used to treat migraines increased by $5.9 million.  The increase in net sales was attributable to increased volumes as well as price increases on key products.

Pain Management.  Net sales of pain management products increased $5.7 million.  The increase in net sales was mainly attributable to a price increase on the Company’s C-Topical® Solution product.  The increase in net sales was partially offset by lower sales volume of the Company’s C-Topical® Solution product.  Net sales of the Company’s Oxycodone HCl Oral Solution product were lower due to FDA enforcement actions against market participants which caused the Company and others to voluntarily exit the market by October 4, 2012.  The Company is awaiting FDA approval for this product and anticipates resuming product sales in the near future.

Antibiotic.  Net sales of antibiotics increased by $4.8 million.  The increase in net sales was primarily attributable to increased volumes across various products.

Gout.  Net sales of drugs used for gout treatment increased by $4.5 million.  The increase in net sales was primarily attributable to increased volumes.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the nine months ended March 31:

(In thousands) Customer Distribution Channel	March 31, 2014	March 31, 2013
Wholesaler/Distributor	$122,551	$60,324
Retail Chain	57,172	38,409
Mail-Order Pharmacy	13,429	12,147
Total	$193,152	$110,880

Net sales to wholesaler/distributor increased primarily as a result of increased sales in a variety of products for gout, thyroid deficiency and cardiovascular, as discussed above.  Retail chain net sales increased primarily as a result of increased sales of drugs for the treatment of thyroid deficiency and cardiovascular, as discussed above.

Cost of Sales.  Cost of sales for the first nine months of Fiscal 2014 increased $26.0 million to $94.7 million, which included the $20.1 million charge related to the JSP contract renewal.  The remaining increase primarily reflected the impact of the increase in sales volumes.  Amortization expense included in cost of sales totaled $1.4 million for the first nine months of Fiscal 2014 and the first nine months of Fiscal 2013.

Gross Profit.  Gross profit for the first nine months of Fiscal 2014 increased 133% to $98.5 million or 51% of net sales.  In comparison, gross profit for the first nine months of Fiscal 2013 was $42.2 million or 38% of net sales.  The gross profit percentage change for the first nine months of Fiscal 2014 was mainly attributable to changes in the mix of products sold and product price increases, as discussed above, offset by the charge related to the JSP contract renewal which negatively impacted gross margin by 10 percentage-points.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the first nine months increased 68% to $21.1 million in Fiscal 2014 from $12.6 million in Fiscal 2013.  The increase is primarily due to increased costs for third-party laboratory services totaling $3.3 million and other costs for products in development totaling $4.1 million.

Selling, General and Administrative.  Selling, general and administrative expenses increased 61% to $26.6 million in the first nine months of Fiscal 2014 compared with $16.6 million in Fiscal 2013.  The increase is primarily due to additional compensation-related costs totaling $6.3 million and expenses related to marketing the Company’s C-Topical® Solution product totaling $418 thousand.  Additional increases were attributable to general corporate spending totaling $1.1 million.

The Company is focused on controlling selling, general and administrative costs, however increases in personnel and other costs to facilitate improvements in the Company’s infrastructure and expansion may impact selling, general and administrative expenses in future periods.

Other Income (Expense).  During the first nine months of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a nonrecurring gain in the amount of $1.3 million.  Interest expense in the first nine months of Fiscal 2014 totaled $117 thousand compared to $194 thousand in Fiscal 2013.  Interest and dividend income totaling $204 thousand in the first nine months of Fiscal 2014 was higher compared with $84 thousand in the first nine months of Fiscal 2013.  The Company also recorded a net gain on investment securities during the first nine months of Fiscal 2014 totaling $1.8 million compared to a net gain on investment securities totaling $843 thousand in Fiscal 2013.

Income Tax.  The Company recorded income tax expense in the first nine months of Fiscal 2014 of $18.8 million compared to $5.4 million in the first nine months of Fiscal 2013.  The effective tax rate for the nine months ended March 31, 2014 was 36% compared to 35% for the nine months ended March 31, 2013.  Additionally, the Company expects its overall effective tax rate will be 36% to 38% for the full year ended June 30, 2014.

Net Income.  For the nine months ended March 31, 2014, the Company reported net income attributable to Lannett Company, Inc. of $33.6 million, or $0.97 per diluted share.  Net income attributable to Lannett Company, Inc. included the charge related to the JSP contract renewal equal to $0.36 per diluted share.  Comparatively, net income in the prior year was $9.8 million, or $0.34 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2014, working capital was $199.9 million as compared to $83.0 million at June 30, 2013, an increase of $116.9 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $15.8 million for the nine months ended March 31, 2014 reflected net income of $33.6 million, adjustments for non-cash items of $16.7 million, as well as cash used by changes in operating assets and liabilities of $34.5 million.  In comparison, net cash provided by operating activities of $13.4 million for the nine months ended March 31, 2013 reflected net income of $9.8 million, adjustments for non-cash items of $5.6 million, as well as cash used by changes in operating assets and liabilities of $2.0 million.

Significant changes in operating assets and liabilities from June 30, 2013 to March 31, 2014 were comprised of:

•                  An increase in accounts receivable of $32.8 million mainly due to an increase in gross accounts receivable as a result of increased sales, partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at March 31, 2014, based on annualized gross sales and gross accounts receivable at March 31, 2014, was 66 days.  The level of DSO at March 31, 2014 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  A decrease in income taxes payable totaling $154 thousand and an increase in prepaid income taxes totaling $2.6 million, mainly resulting from Fiscal 2014 expected taxable income offset by the timing of estimated tax payments made during Fiscal 2014 and tax benefits from stock options exercised.

•                  An increase in inventories of $8.8 million primarily due to the timing of customer order fulfillment.

•                  An increase in accrued expenses of $6.1 million due to an increase in rebates accrued resulting from sales qualifying for existing rebate programs.

Significant changes in operating assets and liabilities from June 30, 2012 to March 31, 2013 were comprised of:

•                  A decrease in trade accounts receivable of $920 thousand resulting from the timing of receipts related to sales in the fourth quarter of Fiscal 2012 and a decrease in revenue-related reserves due primarily to a decrease in inventory levels at wholesale distribution centers as a result of increased gross sales during Fiscal 2013 as compared to Fiscal 2012.  The Company’s days sales outstanding (“DSO”), based on annualized gross sales and gross accounts receivable at March 31, 2013 was 59 days.  The level of DSO at March 31, 2013 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in inventories of $5.8 million primarily due to the timing of fulfillment of customer orders and inventory on hand related to new product approvals.

•                  A decrease in prepaid income taxes of $1.9 million mainly as a result of a federal tax refund received in the amount of $2.2 million as well as estimated tax payments related to expected taxable income for Fiscal 2013.

•                  A decrease in accounts payable of $2.3 million due to the timing of payments at the end of the quarter.

•                  An increase in accrued payroll and payroll related costs of $2.1 million primarily related to incentive compensation costs accrued during Fiscal 2013, partially offset by Fiscal 2013 payments of incentive compensation accrued during Fiscal 2012.

Net cash used in investing activities of $49.3 million for the nine months ended March 31, 2014 is mainly the result of purchases of property, plant and equipment of $20.2 million, primarily two new building purchases, and purchases of investment securities of $49.8 million, partially offset by proceeds from the sale of investment securities of $20.6 million.  Net cash used in investing activities of $4.0 million for the nine months ended March 31, 2013 is mainly the result of purchases of property, plant and equipment of $5.9 million and purchases of investment securities of $16.0 million, partially offset by proceeds of $17.6 million from the sale of investment securities.

Net cash provided by financing activities of $74.9 million for the nine months ended March 31, 2014 was primarily due to proceeds from an offering of the Company’s common stock of $71.5 million, proceeds from the issuance of stock pursuant to stock compensation plans of $4.7 million and tax benefits on stock option exercises of $5.2 million, partially offset by debt repayments of $5.3 million.  Net cash provided by financing activities of $1.2 million for the nine months ended March 31, 2013 was primarily due to proceeds from the issuance of stock related to employee stock plans of $2.0 million, partially offset by the purchase of treasury stock pursuant to the Company’s share repurchase program totaling $440 thousand, and scheduled debt repayments of $379 thousand.

Credit Facilities

The Company has entered into agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of March 31, 2014 are as follows:

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent and another financial institution.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt.  As of March 31, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of March 31, 2014 the Company was in compliance with all financial covenants.

The Company is the primary beneficiary to a VIE called Realty.  See Note 12 “Consolidation of Variable Interest Entity” for additional description.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2014 and June 30, 2013, the effective rate was 4.5%.  The mortgage is collateralized by the land and building.  As of March 31, 2014, $1.2 million is outstanding under the mortgage loan, of which $128 thousand is classified as currently due.

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

The Company’s shareholders approved a proposal, as part of our 2014 Annual Stockholder’s Meeting, to increase the number of shares of common stock that are authorized to be issued from 50 million to 100 million.

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

One product in particular which the Company manufactures is a cocaine hydrochloride solution.  This product is being manufactured and marketed under the brand name C-Topical® Solution.  This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat doctors during surgical procedures.  This product represents the Company’s first foray into the brand market.  Selling brand versus generic products requires a dedicated sales force to detail and educate physicians on the product.  The Company believes that after the clinical trials are completed and the FDA has granted approval, C-Topical® will be a major contributor to total revenue, with higher than average profit margins as a result of being vertically integrated; both the API and the finished dosage form are manufactured in-house.

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

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, price adjustments known as shelf-stock adjustments and price protections, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or in accrued expenses.  The reserves presented as a reduction of accounts receivable totaled $40.6 million and $17.5 million at March 31, 2014 and June 30, 2013, respectively.  Accrued expenses at March 31, 2014 and June 30, 2013 included $6.2 million and $1.0 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the nine months ended March 31, 2014 and 2013:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2013	$7,267	$3,581	$6,689	$1,000	$18,537
Current period provision	78,477	40,465	5,458	18,801	143,201
Credits issued during the period	(66,032)	(28,119)	(2,924)	(17,909)	(114,984)
Balance at March 31, 2014	$19,712	$15,927	$9,223	$1,892	$46,754

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2012	$7,063	$4,436	$5,540	$705	$17,744
Current period provision	51,543	17,606	3,363	9,310	81,822
Credits issued during the period	(52,128)	(18,352)	(2,521)	(8,569)	(81,570)
Balance at March 31, 2013	$6,478	$3,690	$6,382	$1,446	$17,996

For the three months ending March 31, 2014 and 2013, as a percentage of gross sales the provision for chargebacks was 23.9% and 22.8%, the provision for rebates was 14.7% and 8.5%, the provision for returns was 1.6% and 1.4%, and the provision for other adjustments was 0.8% and 5.5%, respectively.

For the nine months ending March 31, 2014 and 2013, as a percentage of gross sales the provision for chargebacks was 23.3% and 27.0%, the provision for rebates was 12.0% and 9.2%, the provision for returns was 1.6% and 1.8%, and the provision for other adjustments was 5.6% and 4.9%, respectively.

The increase in total reserves from June 30, 2013 to March 31, 2014 was mainly due to an increase in the rebates and chargebacks reserves.  The increase in the rebates reserve resulted from the timing of credits issued, increased gross sales qualifying for rebate programs and pricing changes, while the increase in the chargebacks reserve resulted from increased inventory levels at wholesale distribution centers due to a strategic partnership between two of the companies customers, partially offset by reduced chargeback rates.  The activity in the “Other” category for the nine months ended March 31, 2014 and 2013 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  The increased provision in the “Other” category during the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, primarily resulted from contractual price protection arrangements with customers in connection with various product price increases.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended March 31, 2014 and 2013, the Company recorded provisions for excess and obsolete inventory of $811 thousand and $333 thousand, respectively.  During the nine months ended March 31, 2014 and 2013, the Company recorded provisions for excess and obsolete inventory of $1.9 million and $853 thousand, respectively.  The reserve for excess and obsolete inventory at March 31, 2014 and June 30, 2013 was $2.1 million and $2.0 million, respectively.

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

For the three months ended March 31, 2014 and 2013, the Company recorded a provision for income taxes of $13.3 million and $1.3 million, respectively.  Effective tax rates for the same periods were 37% and 25%, respectively.

For the nine months ended March 31, 2014 and 2013, the Company recorded a provision for income taxes of $18.8 million and $5.4 million, respectively.  Effective tax rates for the same periods were 36% and 35%, respectively.

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

During the three and nine months ended March 31, 2014 and 2013, the Company did not identify any triggering events.  As a result no impairment charges were recorded in the Consolidated Statements of Operations.  For the three months ended March 31, 2014 and 2013, the Company incurred depreciation and amortization expense of $1.6 million and $1.5 million, respectively.  For the nine months ended March 31, 2014 and 2013, the Company incurred depreciation and amortization expense of $4.8 million and $4.6 million, respectively.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2014	Stock Options FY 2013
Risk-free interest rate	2.1%	1.0%
Expected volatility	62.9%	61.5%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	7.5%	7.5%
Expected term (in years)	5.9 years	6.1 years
Weighted average fair value	$8.14	$2.36

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

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Selling, general and administrative	$2,240	$200	$4,763	$975
Research and development	225	23	443	75
Cost of sales	324	29	627	142
Total	2,789	252	5,833	1,192

Tax benefit at statutory rate	$1,053	$42	$2,160	$99

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  Effective February 2011, the interest rate was modified from a fixed rate of 7.5% to a floating rate based on the New York Prime Rate with a floor of 4.5% and a ceiling of 9.0%, with payments to be made through April 2022.  As of March 31, 2014 and June 30, 2013, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building.  As of March 31, 2014, $1.2 million is outstanding under the mortgage loan, of which $128 thousand is classified as currently due.

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent and another financial institution.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  As of March 31, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of March 31, 2014, the Company was in compliance with all financial covenants.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three and nine months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs is in violation of certain zoning laws and that Cody Labs is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claims Cody Labs is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand, plus the value of any stock options.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled and (ii) acquire Mr. Asherman’s interest in Realty for an unspecified price.  Alternatively, Mr. Asherman seeks to dissolve Realty.  The Company and Cody Labs opposed the application for a temporary restraining order and, following a hearing on April 18, 2013, the Court denied the relief to Mr. Asherman.

On August 2, 2013, Asherman filed his First Amended Complaint, naming as Defendants Arthur P. Bedrosian, the President and Chief Executive Officer of the Company (“Bedrosian”), the Company, Cody Labs and Realty.  The Amended Complaint is substantially similar to the Complaint respecting the relief sought and adds Bedrosian as a defendant, claiming that Bedrosian defamed Asherman in a Form 10-Q filed by the Company, by reporting that he had been fired “for cause”.

On August 30, 2013, Lannett and Cody Labs jointly moved to dismiss the Amended Complaint.  Bedrosian and Realty have filed separate motions to dismiss.  On March 14, 2014, the Wyoming court dismissed Realty from the case.  The motions to dismiss filed by Lannett, Cody Labs and Bedrosian are pending.  The Company strongly disputes the claims in the Amended Complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  Specifically, the Company asserts that it is and has always been in compliance with local zoning laws, which permit the operation of a pharmaceutical facility, and that Mr. Asherman, in fact, previously represented this to both the Company and the EPA.  It also asserts that the City of Cody has never taken the position or advised Cody Labs that the Cody Labs facility was operating in violation of the local zoning laws.  The Company also asserts that Cody Labs has in place a sufficient level of property insurance coverage.  Cody Labs also strongly disputes the claims in the Complaint, including that it is required to pay Mr. Asherman severance, as Cody Labs advised Mr. Asherman that he was being terminated for cause following the issuance of a letter of reprimand.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months’ salary plus the vesting of certain stock options and continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss, if any, to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position or results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

On December 7, 2012, our registration statement on Form S-3 (File No. 333-184721) was declared effective by the Securities and Exchange Commission.  The Company completed an offering of its common stock on October 4, 2013 at an offering price of $18.00 per share.  Roth Capital Partners and Canaccord Genuity acted as joint book-running managers, Oppenheimer & Co. as lead manager, and Craig-Hallum Capital Group as co-manager.  The offering of 4.25 million shares yielded net proceeds of $71.5 million after deducting underwriting, legal and accounting fees totaling $5.0 million.  There has been no material change in the planned use of proceeds from our offering as described in our prospectus supplement filed with the Securities and Exchange Commission on October 4, 2013, which is to use such  net proceeds for general corporate purposes, including, without limitation, research and development, general and administrative, manufacturing and marketing expenses, and for potential acquisitions of companies, products, ANDAs, technologies and assets that complement its business.  To date, all of the unused proceeds have been temporarily invested in short-term investments.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: May 9, 2014	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: May 9, 2014	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: May 9, 2014	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document