Form 10-K
period 2014-06-30
LANNETT CO INC
filed 2014-08-29
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2013 was $960,641,606 based on the closing price of the stock on the NYSE.

As of July 31, 2014, there were 35,684,367 shares of the registrant’s common stock, $.001 par value, outstanding.

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

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania, and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of brand pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2014.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

The Company has experienced net sales growth at a compounded annual growth rate in excess of 22% over the past twelve years.  In that time period net sales went from $25.1 million in fiscal year 2002 to $273.8 million in fiscal year 2014.  This growth has been achieved through favorable product pricing environments, strategic partnerships, and launches of additional manufactured drugs, as well as opportunities resulting from our strong historical record of regulatory compliance.

All products that we currently manufacture and/or distribute are prescription products.  Of the products listed in the table entitled “Current Products” below, our top five products in each year collectively accounted for 74% of our net sales in fiscal year 2014 and 69% of our net sales in fiscal years’ 2013 and 2012.

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

Proven Ability to Develop Successful Products and Achieve Scale in Production.  We believe that our ability to select viable products for development, efficiently develop such products, including obtaining any applicable regulatory approvals, vertically integrate into certain markets and achieve economies of scale in production are critical to our success in the generic pharmaceutical industry.  We intend to focus on long-term profitability driven in part by securing market positions with less competition.

Efficient Development Systems and Manufacturing Expertise for New Products.  We believe that our manufacturing expertise, low overhead expenses, efficient product development, and marketing capabilities can help us remain competitive in the generic pharmaceutical market.  We intend to dedicate significant capital toward developing new products because we believe our success is linked to our ability to continually introduce new generic products into the marketplace.  Competition from new and other market participants for the manufacture and distribution of certain products would likely affect our market share with respect to such products as well as force us to reduce our selling price for such products due to their increased availability.  As a result, we believe that our success depends on our ability to properly assess the competitive market for new products, including market share, the number of competitors and the generic unit price erosion.  We intend to reduce our exposure to competitive influences that may negatively affect our sales and profits, including the potential saturation of the market for certain products, by continuing to emphasize maintenance of a strong research and development (“R&D”) pipeline.

Mutually Beneficial Supply and Distribution Arrangements.  In 2004, we entered into an exclusive ten-year distribution agreement (the “JSP Distribution Agreement”) with Jerome Stevens Pharmaceuticals (“JSP”) covering four different product lines.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years.  In connection with the amendment, the Company issued 1.5 million shares of the Company’s common stock to JSP and its designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represented the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  Levothyroxine Sodium and Digoxin, collectively accounted for 57% of our net sales in fiscal year 2014 and both products have experienced significant growth in sales over the past few years.

During the term of the agreement and related amendment, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  The Company has met the minimum purchase requirement for the first ten years of the contract, but there is no guarantee that the Company will be able to continue to do so in fiscal year 2015 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Dependable Supplier to our Customers.  We believe we are viewed within the generic pharmaceutical industry as a strong, dependable supplier.  We have cultivated strong and dependable customer relationships by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders.  A majority of our orders are filled and shipped either on the day that we receive the order or the following day.

Strong Track Record of Obtaining Regulatory Approvals for New Products.  During the past three fiscal years, we have received eleven approved Abbreviated New Drug Applications (each, an “ANDA”)/ANDA supplements from the Food and Drug Administration (the “FDA”).  Although the timing of ANDA approvals by the FDA is uncertain, we currently expect to receive several more during Fiscal 2015.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

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

Leverage Ability to Vertically Integrate as a Manufacturer, Supplier and Distributor of Controlled Substance Products.  One initiative that is at the core of the Company’s strategy is to continue leveraging the asset we acquired in 2007, Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based APIs for use in various dosage forms for pain management.  The value of this license comes from the fact that, to date, only six other companies in the U.S. have been granted this license.  This license, along with Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry, no foreign competition, and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture non-opioid-based APIs.

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

Key Products

Levothyroxine Sodium tablets are produced and marketed with 12 varying potencies.  Levothyroxine Sodium tablets are manufactured by JSP.  Levothyroxine Sodium tablets remain one of the most prescribed drugs in the U.S. and are used by patients of various ages and demographic backgrounds for the treatment of thyroid deficiency.  Net sales of Levothyroxine Sodium tablets totaled $102.2 million in fiscal year 2014.  In our distribution of these products, we compete with two brand Levothyroxine Sodium products—AbbVie’s Synthroid® and Pfizer’s Levoxyl®— as well as generic products from Mylan and Sandoz.

Digoxin tablets are produced and marketed with two different potencies.  This product is manufactured by JSP and we distribute it under the JSP Distribution Agreement.  Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographics.  Net sales of this product totaled $54.7 million in fiscal year 2014.  In our distribution of these products, we compete with a generic product from Impax and expect to compete against West-Ward, Caraco and the brand Lanoxin from Covis.

We distribute three products containing Butalbital.  We have manufactured and sold Butalbital with Aspirin and Caffeine capsules for more than 20 years.  Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules is manufactured by JSP and distributed under the JSP Distribution Agreement.  Additionally, in September 2012 the Company was approved to sell Butalbital, Acetaminophen and Caffeine Tablets.  Butalbital products, which are orally administered capsule or tablet dosage forms, are prescribed to treat migraines and tension headaches caused by contractions of the muscles in the neck and shoulder area.  The drug is prescribed primarily for adults of various demographics.  Migraines are an increasingly prevalent condition in the United States and we believe the demand for effective medical treatments will continue to increase.

Although new innovator drugs to treat migraines have been introduced by brand name drug companies, we believe that there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.

Cocaine Topical® Solution (“C-Topical®”) is produced and marketed under a preliminary new drug application (“PIND”) in two different strengths and two different size containers.  Sales of C-Topical® were 8% of Lannett’s net sales during fiscal year 2014.  This drug is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery.

Morphine Sulfate Oral Solution is produced and marketed in three different size containers.  We manufacture this product at Cody Labs and are currently finishing the manufacturing methods and capabilities to make the API.  This drug is prescribed primarily for the management of pain in adults where other products or delivery methods are not tolerable.

Oxycodone HCl Oral Solution (“Oxycodone”) was produced until August 20, 2012 and marketed until October 4, 2012 in two different size containers, at which point, as a result of FDA enforcement actions against all market participants, the Company voluntarily exited the market.  Prior to the enforcement actions the Company had submitted an ANDA to the FDA.  The Company was granted expedited review for this application.  The Company expects to receive approval and resume selling Oxycodone in the near future.  Once approval is granted, we will resume manufacture of these solution dosage forms at Cody Labs.

Validated Pharmaceutical Capabilities

Our 31,000 square foot manufacturing facility sits on 3.5 acres of Company owned land.  In addition, we own a 63,000 square foot building residing on 3.0 acres of Company owned land.  This facility is located within one mile of our manufacturing facility.  The facility houses packaging and research and development, and has capacity for additional manufacturing space, if needed.  We also own a 66,000 square foot building on 7.3 acres of land, which is used for certain administrative functions, warehouse space and shipping.  It also has capacity for additional manufacturing space, if needed.  All three of these buildings are located in Philadelphia, Pennsylvania.

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

We have adopted many new processes in support of regulations relating to cGMPs in the last several years, and we believe we are operating our facilities in substantial compliance with the FDA’s cGMP regulations.  In designing our facilities, full attention was given to material flow, equipment and automation, quality control and inspection.  A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers, and high-speed bottle filling and high potency or specialized manufacturing suites are a few examples of the sophisticated product development, manufacturing and packaging equipment used in the production process.  In addition, our Quality Control laboratory facilities are equipped with high precision instruments, such as automated liquid chromatographs (HPLC and UPLC), gas chromatographs, and laser particle size analyzers.

We continue to pursue the “Quality by Design” concept for improving and maintaining quality control and quality assurance programs in our pharmaceutical development and manufacturing facilities, which is outlined in the FDA report titled, “Pharmaceutical Quality for the 21st Century: A Risk-Based Approach.”  The FDA periodically inspects our production facilities to determine our compliance with the FDA’s manufacturing standards.  Typically, after completing its inspection, the FDA will issue a report, entitled a “Form 483”, containing observations arising from an inspection.  The FDA’s observations may be minor or severe in nature and the degree of severity is generally determined by the time necessary to remediate the cGMP violation, any consequences to the consumer of the products, and whether the observation is subject to a Warning Letter from the FDA.  By strictly complying with cGMPs and the various FDA guidelines, Good Laboratory Practices (“GLPs”), as well as adherence to our Standard Operating Procedures, we have never received a cGMP Warning Letter in more than 70 years of business.

Research and Development Process

Over the past several years, we have invested heavily in R&D projects.  The costs of these R&D efforts are expensed during the periods incurred.  We believe that such costs may be recovered in future years when we receive approval from the FDA to distribute such products.  We have embarked on a plan to grow in future years, which includes organic growth to be achieved through our R&D efforts.  We expect that our growing list of generic products under development will drive future growth.  Over the past several years, we have hired additional personnel in product development, production, and formulation.  The following steps outline the numerous stages in the generic drug development process:

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

Bioequivalence (meaning that the product performs in the same manner and in the same amount of time as the innovator drug) and a stable formula are the primary requirements for a generic drug approval (assuming the manufacturing plant is in compliance with the FDA’s cGMP regulations).  With the exception of 505(b)(2) NDA filings, lengthy and costly clinical trials proving safety and efficacy, which are required by the FDA for innovator drug approvals, are typically unnecessary for generic companies.  If the results are successful, we will continue the collection of information and documentation for assembly of the drug application.

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

ANDAs and NDAs submitted for our products may not receive FDA approval on a timely basis, or at all.  The current FDA median review time for ANDAs is 31 months.  While we have received approval for some of our ANDAs in as little as 14 months, we have also waited longer than 36 months before receiving approval.  The FDA has advised that electronic submissions of applications may shorten the approval process.  We currently file our ANDAs and NDAs electronically.  On July 9, 2012, the Food and Drug Administration Safety and Innovation Act was enacted, which included the Generic Drug User Fee Amendments of 2012 (“GDUFA”).  Under these Amendments the FDA committed to reviewing 90% of complete electronic generic applications within 10 months after the date of submission.  Applications filed after October 2014 will be reviewed under this process.

When a generic drug company files an ANDA with the FDA, it must certify either (i) that no patent was filed for the listed drug (a “paragraph I” certification), (ii) that the patent has expired (a “paragraph II” certification), (iii) that the patent will expire on a specified date and the ANDA filer will not market the drug until that date (a “paragraph III” certification), or (iv) that the patent is invalid or would not be infringed by the manufacture, use, or sale of the new drug (a “paragraph IV” certification). A paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers.  A paragraph IV certification can trigger an automatic 30 month stay of the ANDA if the innovator company files a claim which would delay the approval of the generic company’s ANDA.

To date, we have filed four paragraph IV certifications.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.

Sales and Customer Relationships

We sell our pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  We promote our products through direct sales, trade shows, and bids.  Our practice of maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders have contributed to a strong reputation among our customers as a dependable supplier of high quality generic pharmaceuticals.

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

Current Products

As of the date of this filing, we manufactured and/or distributed the following products:

Name of Product		Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Butalbital, Acetaminophen and Caffeine Tablets	Migraine	Fioricet®
3	Butalbital, Aspirin and Caffeine Capsules	Migraine	Fiorinal®
4	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules*	Migraine	Fiorinal w/ Codeine #3®
5	Clindamycin HCl Capsules	Antibiotic	Cleocin®
6	Codeine Sulfate Tablets	Pain Management	N/A
7	C-Topical ® Solution	Anesthetic	N/A
8	Danazol Capsules	Endometriosis	Danocrine®
9	Diazepam Oral Solution	Anxiety	Valium®
10	Dicyclomine Tablets	Irritable Bowel Syndrome	Bentyl®
11	Dicyclomine Capsules	Irritable Bowel Syndrome	Bentyl®
12	Diethylpropion HCl IR and ER Tablets	Obesity	Tenuate® and Dospan®
13	Digoxin Tablets*	Congestive Heart Failure	Lanoxin®
14	Doxycycline Monohydrate Tablets	Antibiotic	Adoxa®
15	Doxycycline Hyclate Tablets	Antibiotic	Periostat®
16	Fluphenazine Tablets	Antipsychotic	Prolixin®
17	Hydromorphone HCl Tablets	Pain Management	Dilaudid®
18	Isoniazid Tablets	Tuberculosis	Niazid®
19	Levothyroxine Sodium Tablets*	Thyroid Deficiency	Levoxyl®/ Synthroid®
20	Loxapine Succinate Capsules	Antipsychotic	Loxitane®
21	Morphine Sulfate Oral Solution	Pain Management	N/A
22	Phentermine HCl Tablets	Obesity	Adipex-P®
23	Phentermine HCl Capsules	Obesity	Fastin®
24	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
25	Primidone Tablets	Epilepsy	Mysoline®
26	Probenecid Tablets	Gout	Benemid®
27	Rifampin Capsules	Antibiotic	Rifadin®
28	Sodium Chloride Tablets	Low Sodium	N/A
29	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
30	Triamterene w/Hydrochlorothiazide Capsules	Hypertension	Dyazide®
31	Ursodiol Capsules	Gallstone	Actigall ®
32	Zidovudine Tablets	HIV	Retrovir ®

*Distributed under the JSP Distribution Agreement

Unlike the brand, innovator companies, we do not develop new molecules.  However, we have filed and received two patents for APIs at our Cody, Wyoming manufacturing facility, with additional patents in process.

In fiscal years 2014, 2013 and 2012, we received a total of eleven ANDA/ANDA supplement approvals from the FDA.  The following summary contains more specific details regarding our latest ANDA approvals.  Market data was obtained from Wolters Kluwer and IMS.

In April 2014, we received a letter from the FDA with approval to market and launch Diazepam Oral Solution (Concentrate), 5 mg/mL, a Schedule C-IV controlled drug.  Diazepam Oral Solution (Concentrate), 5 mg/mL, is therapeutically equivalent to the reference listed drug, Diazepam Intensol Oral Solution (Concentrate), 5 mg/mL, of Roxane Laboratories, Inc.

In June 2014, we received a letter from the FDA with approval to market and launch Codeine Sulfate Tablets USP, a schedule II controlled substance, 15 mg, 30 mg and 60 mg, the therapeutic equivalent to the reference listed drug, Codeine Sulfate Tablets USP 15 mg, 30 mg and 60 mg, of Roxane Laboratories, Inc.  According to IMS, for the year ended April 2014 total sales of Codeine Sulfate Tablets USP 15 mg, 30 mg and 60 mg at Average Wholesale Price (AWP) were $4.3 million.

In July 2014, we received a letter from the FDA with approval to market and launch Oxycodone Hydrochloride Capsules, 5mg, the therapeutic equivalent to the reference listed drug, Oxycodone Hydrochloride Capsules, 5mg, of Lehigh Valley Technologies, Inc.  According to IMS, for the year ended June 2014 total sales of Oxycodone Hydrochloride Capsules, 5mg, at Average Wholesale Price (AWP) were $7.1 million.

We have additional products currently under development which are orally administered solid oral-dosage products (i.e. tablet/capsule) or oral solutions, nasal, topicals or parentarels, as well as other dosage forms designed to be generic equivalents to brand named innovator drugs.  Our developmental drug products are intended to treat a diverse range of indications.  The products under development are at various stages in the development cycle—formulation, scale-up, clinical testing and FDA review.

The cost associated with each product that we are currently developing is dependent on numerous factors, including but not limited to, the complexity of the active ingredient’s chemical characteristics, the price of the raw materials and the FDA-mandated requirement of bioequivalence studies (depending on the FDA’s Orange Book classification).  The cost to develop a new generic product varies but could total several million dollars.

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

The following table summarizes key information related to our R&D products at June 30, 2014.  The column headings are defined as follows:

1.)          Stage of R&D — defines the current stage of the R&D product in the development process, as of the date of this Form 10-K.

2.)          Regulatory Requirement — defines whether the R&D product is or is expected to be a new ANDA submission or a New Drug Application (“NDA”).

3.)          Number of Products — defines the number of products in R&D at the stage noted.  In this context, a product means any finished dosage form, including all potencies, containing the same API or combination of APIs and which represents a generic version of the same Reference Listed Drug (“RLD”) or innovator drug, identified in the FDA’s Orange Book.

Stage of R&D	Regulatory Requirement	Number of Products
FDA Review	ANDA	24
In Development	ANDA/NDA	45

We recorded R&D expenses of $27.7 million in fiscal year 2014, $16.3 million in fiscal year 2013, and $11.8 million in fiscal year 2012.  These amounts included expenses associated with bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, Pennsylvania, we have also been taking steps to capitalize on favorable development costs in other countries.  We have strategic relationships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established between Lannett and these research organizations and in some cases include a royalty provision.  Development payments are normally scheduled in advance, based on attaining development milestones.

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

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods from JSP accounted for 62% of our inventory purchases in fiscal year 2014, 60% in fiscal year 2013 and 64% in fiscal year 2012.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules; Digoxin Tablets; Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  In connection with the amendment, the Company issued 1.5 million shares of the Company’s common stock to JSP and its designees.  The Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement and related amendment, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  The Company has met the minimum purchase requirement for the first ten years of the contract, but there is no guarantee that the Company will be able to continue to do so in fiscal year 2015 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

We have entered into definitive supply and development agreements with international companies, including, Azad Pharma AG, Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed), The GC Group of Israel and HEC Pharm Group, as well as domestic companies, including JSP, Cerovene, and Summit Bioscience LLC.  We are currently in negotiations on similar agreements with other companies, through which we will market and distribute future products manufactured in-house or by third parties.  We intend to capitalize on our strong customer relationships to build market share for such products, and increase future revenues and income.

Customers and Marketing

We sell our products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores and other pharmaceutical companies.  The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, Cardinal Health, and McKesson, accounted for 19%, 9%, and 8%, respectively, of our net sales in fiscal year 2014 and 12%, 10% and 9%, respectively, of our net sales in fiscal year 2013.  Our largest chain drug store customer, Walgreens, accounted for 13% and 17% of net sales in fiscal year 2014 and fiscal year 2013, respectively.  Due to a strategic partnership between Amerisource Bergen and Walgreens, Amerisource Bergen will begin handling product distribution for Walgreens.  As Amerisource Bergen begins purchasing on Walgreens behalf, the Company expects increased sales to Amerisource Bergen with a corresponding decrease in sales to Walgreens.  We perform ongoing credit evaluations of our customers’ financial condition, and have experienced no significant collection problems to date.  Generally, we require no collateral from our customers.

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

Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Historically and in fiscal years 2014, 2013 and 2012, our advertising expenses were immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Product	Primary Competitors

Butalbital, Acetaminophen and Caffeine Tablets	Mallinckrodt, Mikart, Qualitest, Actavis and West-Ward

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Actavis and Breckenridge

C-Topical® Solution	Alternative products including Lidocaine and Epinephrine

Digoxin Tablets	Impax, West-Ward, Caraco, and Covis

Doxycycline Hyclate and Monohydrate Tablets	Par, Mylan, Sandoz and Ranbaxy

Hydromorphone HCl Tablets	Mallinckrodt, Roxane and Purdue

Levothyroxine Sodium Tablets	AbbVie, Pfizer, Mylan and Sandoz

Morphine Sulfate Oral Solution	Caraco, Paddock, Roxane, Mallinckrodt and Vista

Primidone Tablets	Actavis, Qualitest and Amneal

Rifampin Capsules	Lupin, Sandoz and Versapharm

Triamterene w/Hydrochlorothiazide Capsules	Sandoz and Mylan

Ursodiol Capsules	Epic, Mylan and Actavis

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

In addition to establishing a new ANDA procedure, the Hatch-Waxman Act created statutory protections for approved brand name drugs.  Under the Hatch-Waxman Act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the brand name drug have expired or have been determined to be invalid.  Prior to this act, the FDA gave no consideration to the patent status of a previously approved drug.  Upon NDA approval, the FDA lists in its Orange Book the approved drug product and any patents identified by the NDA applicant that relate to the drug product.  Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the FDA’s Orange Book before expiration of the referenced patent(s), must certify to the FDA that (1) no patent information on the drug product that is the subject of the ANDA has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the ANDA is submitted. This last certification is known as a Paragraph IV certification.  A notice of the Paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers.  Before the enactment of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “MMA”), which amended the Hatch-Waxman Act, if the NDA holder or patent owner(s) asserted a patent challenge within 45 days of its receipt of the certification notice, the FDA was prevented from approving that ANDA until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in an ANDA applicant’s favor, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay.  In some cases, NDA owners and patent holders have obtained additional patents for their products after an ANDA had been filed but before that ANDA received final marketing approval, and then initiated a new patent challenge, which resulted in more than one 30-month stay.  The MMA amended the Hatch-Waxman Act to eliminate certain unfair advantages of patent holders in the implementation of the Hatch-Waxman Act.  As a result, the NDA owner remains entitled to an automatic 30-month stay if it initiates a patent infringement lawsuit within 45 days of its receipt of notice of a paragraph IV certification, but only if the patent infringement lawsuit is directed to patents that were listed in the FDA’s Orange Book before the ANDA was filed.  An ANDA applicant is now permitted to take legal action to enjoin or prohibit the listing of certain of these patents as a counterclaim in response to a claim by the NDA owner that its patent covers its approved drug product.  To date, we have filed four paragraph IV certifications.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.

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

Additionally, certain products marketed prior to the FDCA may be considered GRASE (“Generally Recognized As Safe and Effective”) or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.

Manufacturing cGMP Requirements

Among the requirements for a new drug approval, a company’s manufacturing methods must conform to FDA cGMP regulations before a facility may be used to manufacture a product.  The FDA performs pre-approval inspections to assess a company’s manufacturing methods as part of a new drug approval process.  These inspections include reviews of procedures and operations used in the manufacture and testing of our products to assess compliance with application regulations.  The cGMP regulations must be followed at all times during which the approved drug is manufactured and the manufacturing facilities are subject to periodic inspections by the FDA and other authorities.  FDA’s cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation.  In complying with the standards set forth in the cGMP regulations, we must continue to expend time, money, and effort in the areas of production and quality control to ensure full technical compliance.

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

When an entity is determined to have violated the FFCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties.  Liability arises, primarily, when an entity knowingly submits or causes another to submit a false claim for reimbursement to the federal government.  The federal government has used the FFCA to assert liability on the basis of inadequate care, kickbacks, and other improper referrals, and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered.  In addition, the federal government has prosecuted companies under the FFCA in connection with off-label promotion of products.  Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state, and third-party reimbursement of our products, and the sale and marketing of our products may be subject to scrutiny under these laws.  We are unable to predict whether we will be subject to actions under the FFCA or a similar state law, or the impact of such actions.  However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

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

The Company believes that under the current regulatory environment, the generic pharmaceutical industry as a whole will be the target of increased governmental scrutiny, especially with respect to state and federal anti-trust and price fixing claims.  In July 2014, the Company and at least one of its competitors each received a subpoena and interrogatories from the Connecticut Attorney General’s Office concerning its investigation into the pricing of digoxin.  The Company maintains that it has acted in accordance with all applicable rules and regulations with respect to the pricing of all of its products, including digoxin.

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

Employees

As of June 30, 2014, we had 399 employees.

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

58% of our fiscal year 2014 net sales are of distributed products, primarily manufactured by JSP.  Two of these products are Levothyroxine Sodium and Digoxin, which accounted for 37% and 20%, respectively, of our Fiscal 2014 net sales, and 38% and 8%, respectively, of our net sales for Fiscal 2013.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  If the supply of these products is interrupted in any way by any form of temporary or permanent business interruption to JSP, including but not limited to fire or other naturally-occurring, damaging event to their physical plant and/or equipment, condemnation of their facility, legislative or regulatory cease and desist declaration regarding their operations, FDA action, and any interruption in their source of API for their products, our operating results could be materially adversely affected.  We do not have, at this time, a second source for these products.

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

•                  the number of new product introductions;

•                  marketing exclusivity, if any, which may be obtained on certain new products;

•                  the level of competition in the marketplace for certain products;

•                  the availability of raw materials and finished products from our suppliers; and

•                  the scope and outcome of governmental regulatory action that may involve us.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.  The Company experienced favorable trends in product pricing on several key products during Fiscal 2014.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

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

Consequently, there is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.  We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write-off the related inventory.  Furthermore, the FDA also has the authority to revoke drug approvals previously granted and remove these products from the market for a variety of reasons, including a failure to comply with applicable regulations, the discovery of previously unknown problems with the product, or because the ingredients in the drug are no longer approved by the FDA.

Additionally, certain products marketed prior to the FDCA may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, 1938 Act or the 1962 amendments to the Act.”  Under the Grandfathered drug clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”  Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  Efforts have included issuing notices to companies currently producing these products to cease its distribution of said products.  Lannett currently manufactures and markets one product that is considered a GRASE or Grandfathered product, C-Topical® Solution.  The Company is currently in the process of completing a Phase 3 clinical trial in preparation of submitting an NDA for C-Topical® Solution.  The FDA is currently undertaking activities to force all companies who manufacture certain GRASE products to file applications and seek approval for these products or remove their products from the market.  Due to such enforcement actions, Lannett voluntarily stopped manufacturing Oxycodone as of August 20, 2012 and marketing the product as of October 4, 2012.  Lannett filed an ANDA in April 2012 and was granted expedited review by the FDA.  The Company expects to have approval from the FDA and resume selling Oxycodone in the near future.

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

Third parties may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling some of our products.

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

Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances.  Under these arrangements, from time to time we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products due to competitive pricing.  Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product.  As a result, we would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided.  Like our competitors, we also give credits for chargebacks to wholesalers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other customers.

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

We are subject to state and federal laws that govern the submission of claims for reimbursement.  The FFCA, also known as Qui Tam, imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government.  Violations of the FFCA and other similar laws may result in criminal fines, imprisonment, and civil penalties for each false claim submitted and exclusion from federally funded health care programs, including Medicare and Medicaid.  The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA.  These suits, also known as Qui Tam actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed.  These suits have increased significantly in recent years because the FFCA allows an individual to share in any amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action.  If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs, and/or the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results, action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Our three largest customers accounted for 19%, 13% and 9%, respectively, of our net sales for the fiscal year ended June 30, 2014, and 17%, 12% and 10%, respectively, of our net sales for the fiscal year ended June 30, 2013.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

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

ITEM 2.                                                DESCRIPTION OF PROPERTY

Lannett owns five facilities in Philadelphia, Pennsylvania.  Certain administrative functions, manufacturing and production facilities and our quality control laboratory are located in a 31,000 square foot facility at 9000 State Road Philadelphia, PA.  The second facility consists of 63,000 square feet, and is located within one mile of the State Road facility at 9001 Torresdale Avenue Philadelphia, PA.  Our research laboratory and packaging functions are located at this location.  Additionally, the facility has capacity for additional manufacturing space, if needed.  We also own a building at 13200 Townsend Road Philadelphia, PA consisting of 66,000 square feet on 7.3 acres of land which is used for certain administrative functions, warehouse space, and shipping.  It also has capacity for additional manufacturing space, if needed.

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

ITEM 3.                                                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 11. “Legal and Regulatory Matters”  under Item 15. Exhibits and Financial Statement Schedules and is incorporated by reference herein.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the NYSE.  The following table sets forth certain information with respect to the high and low intraday prices of the Company’s common stock during Fiscal 2014 and 2013, as quoted by the NYSE and NYSE MKT.  The Company began trading on the NYSE on December 13, 2013.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2014

	High	Low

First quarter	$22.19	$11.75

Second quarter	$33.95	$17.00

Third quarter	$46.51	$31.13

Fourth quarter	$51.45	$29.12

Fiscal Year Ended June 30, 2013

	High	Low

First quarter	$5.15	$4.20

Second quarter	$5.06	$3.93

Third quarter	$11.05	$4.86

Fourth quarter	$13.07	$9.15

Holders

As of June 30, 2014, there were 363 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2014 or Fiscal 2013.  The Company intends to use available funds for working capital, plant and equipment additions, and various product extension ventures.  The Company does not expect to pay, nor should stockholders expect to receive, cash dividends in the foreseeable future.

October 2013 Stock Offering Use of Proceeds

On December 7, 2012, our registration statement on Form S-3 (File No. 333-184721) was declared effective by the Securities and Exchange Commission.  The Company completed an offering of its common stock on October 4, 2013 at an offering price of $18.00 per share.  The offering of 4.25 million shares yielded net proceeds of $71.5 million after deducting underwriting, legal and accounting fees totaling $5.0 million.  Our intent is to use such net proceeds for general corporate purposes, including, without limitation, research and development, general and administrative, manufacturing and marketing expenses, and for potential acquisitions of companies, products, ANDAs, technologies and assets that complement its business.  To date, the unused proceeds have been temporarily invested in short-term investments.

The following table sets forth certain information with respect to the Company’s share repurchase activity.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (In thousands)	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2014	739	$34.66	—	$—
May 1 to May 31, 2014	—	—	—	—
June 1 to June 30, 2014	64,575	49.61	—	—
Total	65,314	49.44	—	—

*Shares were repurchased to settle employee tax withholding obligations pursuant to equity award programs.

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of various indexes for the period of five years commencing July 1, 2009 and ending June 30, 2014.  The graph assumes that $100 was invested on July 1, 2009 in each of the various indexes.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2014, has been derived from our consolidated financial statements.  This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Lannett Company, Inc. and Subsidiaries

Financial Highlights

(In thousands, except per share data) As of and for the Fiscal Year Ended June 30,	2014	2013	2012	2011	2010
Operating Highlights

Net sales	$273,771	$151,054	$122,990	$106,835	$125,178
Gross profit	$154,408	$57,420	$38,947	$23,320	$41,340
Operating income (loss)	$88,089	$18,757	$6,910	$(1,179)	$12,713
Net income (loss) — Lannett Company, Inc.	$57,101	$13,317	$3,948	$(277)	$7,821
Basic earnings (loss) per common share — Lannett Company, Inc.	$1.70	$0.47	$0.14	$(0.01)	$0.32
Diluted earnings (loss) per common share — Lannett Company, Inc.	$1.62	$0.46	$0.14	$(0.01)	$0.31

Balance Sheet Highlights

Total Assets	$342,773	$167, 752	$142,592	$134,580	$124,715
Total Debt	$1,138	$6,514	$7,161	$7,822	$7,720
Long Term Debt, less Current Portion	$1,009	$5,844	$6,513	$7,193	$2,869
Total Stockholders’ Equity	$294,765	$128,809	$111,313	$105,689	$88,958

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

In addition to historical information, this Form 10-K contains forward-looking information.  The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in Fiscal 2015, and any Current Reports on Form 8-K filed by the Company.

Company Overview

Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral (tablets and capsules), extended release, topical, nasal, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  The Company also manufactures active pharmaceutical ingredients through its Cody Labs subsidiary, providing a vertical integration benefit.  Additionally the Company is pursuing partnerships, research contracts and internal expansion for the development and production of other dosage forms including: ophthalmic, nasal, patch, foam, buccal, sublingual, soft gel, injectable, and oral dosages.

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

Financial Summary

For Fiscal 2014, net sales increased to $273.8 million representing 81% growth over the prior year period.  Gross profit increased $97.0 million to $154.4 million, compared to the prior year period, and included the $20.1 million charge related to the JSP contract renewal.  The JSP contract renewal charge equated to a 7 percentage-point reduction in gross profit percentage.  R&D expenses increased 71% to $27.7 million compared to the prior year period while SG&A expenses increased 72% to $38.6 million.  Operating income for Fiscal 2014 was $88.1 million compared to $18.8 million in the prior year period.  Net income attributable to Lannett for Fiscal 2014 was $57.1 million, or $1.62 per diluted share, and included the $20.1 million pre-tax charge ($0.36 per diluted share) related to the JSP contract renewal.  Comparatively, net income attributable to Lannett in the prior year was $13.3 million, or $0.46 per diluted share, which included a favorable pre-tax litigation settlement of $1.3 million ($0.03 per diluted share).

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations — Fiscal 2014 compared to Fiscal 2013

Net sales increased 81% to $273.8 million for the fiscal year ended June 30, 2014.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2014 and 2013:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2014	2013
Antibiotic	$13,572	$9,167
Cardiovascular	62,121	25,876
Gallstone	6,578	6,114
Glaucoma	11,987	6,410
Gout	10,822	5,092
Migraine	14,527	5,418
Obesity	4,032	4,721
Pain Management	27,174	21,232
Thyroid Deficiency	102,248	57,978
Other	20,710	9,046
Total	$273,771	$151,054

Product price increases contributed $115.1 million to the overall increase in net sales, while increased volumes added $7.6 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	38%	10%
Cardiovascular	(10)%	150%
Gallstone	(23)%	31%
Glaucoma	1%	86%
Gout	105%	8%
Migraine	44%	124%
Obesity	(6)%	(8)%
Pain Management	(6)%	34%
Thyroid Deficiency	7%	69%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $44.3 million, primarily as a result of price increases on key products.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $36.2 million, primarily as a result of price increases on products used to treat congestive heart failure.  The increase in net sales was partially offset by a decrease in net sales on products used to treat hypertension due to pricing pressures and modest volume decreases on several products within the indication.

Migraine.  Net sales of drugs used to treat migraines increased by $9.1 million.  The increase in net sales was attributable to increased volumes as well as price increases on key products.

Pain Management.  Net sales of pain management products increased $5.9 million.  The increase in net sales was mainly attributable to a price increase on the Company’s C-Topical® Solution product.  The increase in net sales was partially offset by lower sales volume of the Company’s C-Topical® Solution product.  Net sales of the Company’s Oxycodone HCl Oral Solution product were lower due to FDA enforcement actions against market participants which caused the Company and others to voluntarily exit the market by October 4, 2012.  The Company is awaiting FDA approval for this product and anticipates resuming product sales in the near future.

Gout.  Net sales of drugs used for gout treatment increased by $5.7 million.  The increase in net sales was primarily attributable to increased volumes.

Glaucoma.  Net sales of drugs used for treatment of Glaucoma increased by $5.6 million.  The increase in net sales was primarily attributable to price increases.

Antibiotic.  Net sales of antibiotics increased by $4.4 million.  The increase in net sales was primarily attributable to increased volumes across various products.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the fiscal year ended June 30:

(In thousands) Customer Distribution Channel	June 30, 2014	June 30, 2013
Wholesaler/Distributor	$172,503	$83,582
Retail Chain	80,710	52,479
Mail-Order Pharmacy	20,558	14,993
Total	$273,771	$151,054

Net sales to wholesaler/distributor increased primarily as a result of increased sales in a variety of products for gout, thyroid deficiency and cardiovascular, as discussed above.  Retail chain net sales increased primarily as a result of increased sales of drugs for the treatment of thyroid deficiency and cardiovascular, as discussed above.

Cost of Sales.  Cost of sales for the fiscal year ended June 30, 2014 increased $25.7 million to $119.4 million, which included the $20.1 million charge related to the JSP contract renewal.  The remaining increase primarily reflected the impact of the increase in sales volumes.  Amortization expense included in cost of sales totaled $1.4 million for the fiscal years ended June 30, 2014 and 2013.

Gross Profit.  Gross profit for the fiscal year ended June 30, 2014 increased 169% to $154.4 million or 56% of net sales.  In comparison, gross profit for the fiscal year ended June 30, 2013 was $57.4 million or 38% of net sales.  The gross profit percentage change for the fiscal year ended June 30, 2014 was mainly attributable to changes in the mix of products sold and product price increases, as discussed above, offset by the charge related to the JSP contract renewal, which negatively impacted gross margin by 7 percentage-points.

The Company is continuously seeking to keep product costs low, however there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses increased 71% to $27.7 million for the fiscal year ended June 30, 2014 compared to $16.3 million in the prior year period.  The increase is primarily due to increased costs for third-party laboratory services totaling $4.1 million, bioequivalence studies totaling $1.2 million and other costs for product development and FDA submissions totaling $4.4 million.

Selling, General and Administrative.  Selling, general and administrative expenses increased 72% to $38.6 million for the fiscal year ended June 30, 2014 compared with $22.4 million in the prior year period.  The increase is primarily due to additional compensation-related costs totaling $9.9 million and expenses related to marketing the Company’s C-Topical® Solution product totaling $1.9 million.  Additional increases were attributable to general corporate spending totaling $2.2 million.

The Company is focused on controlling selling, general and administrative costs, however increases in personnel and other costs to facilitate improvements in the Company’s infrastructure and expansion may impact selling, general and administrative expenses in future periods.

Other Income (Expense).  Interest expense for the fiscal year ended June 30, 2014 totaled $130 thousand compared to $251 thousand for the fiscal year ended June 30, 2013.  Interest and dividend income totaling $295 thousand for the fiscal year ended June 30, 2014 was higher compared with $116 thousand for the prior year period.  The Company also recorded a net gain on investment securities during the fiscal year ended June 30, 2014 totaling $1.9 million compared to a net gain on investment securities totaling $699 thousand in the prior year period.

Income Tax.  The Company recorded income tax expense for the fiscal year ended June 30, 2014 of $32.9 million compared to $7.3 million for the fiscal year ended June 30, 2013.  The effective tax rate for the fiscal year ended June 30, 2014 was 36.5%, compared to 35.3% for the prior year period.  The increase in the effective tax rate in the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013 was due to an increase in non-deductible items and a decrease in tax credits, both relative to pre-tax income for the comparable periods.  The effective rate increase was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state in Fiscal 2013.

The impact of this change caused the Company to reduce its deferred tax assets thereby increasing the effective tax rate by 1.1% in Fiscal 2013.

At June 30, 2014, the Company had recognized a net deferred tax asset of $25.5 million.  The net deferred tax asset is net of a valuation allowance of $2.3 million that is primarily related to the Cody notes receivable impairment recorded in conjunction with the acquisition of Cody Labs.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

Net Income.  For the fiscal year ended June 30, 2014, the Company reported net income attributable to Lannett Company, Inc. of $57.1 million, or $1.70 basic and $1.62 per diluted share.  Net income attributable to Lannett Company, Inc. included the charge related to the JSP contract renewal equal to $0.36 per diluted share.  Comparatively, net income attributable to Lannett in the prior year was $13.3 million, or $0.47 basic and $0.46 per diluted share, which included the favorable litigation settlement equal to $0.03 per diluted share.

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

Thyroid Deficiency.  Sales of drugs used for the treatment of thyroid deficiency increased by $7.1 million, primarily as a result of both volume and price increases on key products within this medical indication.

Cardiovascular.  Sales of drugs for cardiovascular treatment increased by $7.7 million primarily due to increased volumes related to a product used for the treatment of hypertension which commenced shipping at the end of December 2011.

Antibiotic.  Sales of drugs in the antibiotic medical indication increased by $2.4 million primarily as a result of increased volumes on selected key products within the medical indication.

Pain Management.  Sales related to pain management products were relatively flat during Fiscal 2013 compared to Fiscal 2012.  Additional pain management sales as a result of a price increase on the Company’s C-Topical® Solution product were offset by lower volumes shipped of Morphine Sulfate Oral Solution and Oxycodone HCL Oral Solution.  Lower volumes of Oxycodone resulted from FDA enforcement actions against market participants which caused the Company and others to voluntarily exit the market by October 4, 2012.  The Company is awaiting FDA approval for this product and anticipates resuming product sales in the near future.

Gout.  Increased sales of drugs used for gout treatment, resulting from additional volume, also contributed an additional $4.6 million to the overall increase in sales.

Glaucoma.  Sales of drugs used for the treatment of glaucoma increased by $2.2 million mainly due to price increases on key products within the medical indication.

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

Cost of Sales.  Cost of sales increased to $93.6 million in Fiscal 2013 from $84.0 million in Fiscal 2012.  The increase primarily reflected the impact of the 23% increase in net sales, partially offset by changes in the mix of products sold, as well as increased manufacturing efficiencies.  Amortization expense included in cost of sales above primarily relates to the JSP Distribution Agreement.

Gross Profit.  Gross profit margins for Fiscal 2013 and Fiscal 2012 were 38% and 32%, respectively.  Gross profit percentage increased primarily due to a change in the mix of products sold as discussed above, in addition to improved manufacturing efficiencies.  While the Company is continuously striving to keep product costs low, there can be no guarantee that profit margins will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in the future sales product mix may also occur.

Research and Development.  Research and development expenses increased 37% to $16.3 million in Fiscal 2013 from $11.8 million in Fiscal 2012.  The increase is primarily due to increased costs related to biostudies as a result of the timing of milestone achievements and third-party laboratory service costs for products in development.  Additional compensation-related costs incurred in Fiscal 2013 as compared to Fiscal 2012 also contributed to the increase.

The Company expenses all production costs as R&D until the drug is approved by the FDA.  R&D expenses may fluctuate from period to period, based on R&D plans for submission to the FDA.

Selling, General and Administrative.  Selling, general and administrative expenses increased 11% to $22.4 million in Fiscal 2013 from $20.2 million in Fiscal 2012.  The increase is primarily due to additional compensation-related costs, partially offset by a decrease in legal expenses in Fiscal 2013, as compared to Fiscal 2012.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.  These costs are expected to be temporary investments in the future of the Company and may not continue at the same level.

Other Income (Expense).  During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a gain in the amount of $1.3 million.  As of June 30, 2013, the Company had recorded all amounts related to the agreement.

In Fiscal 2013 interest expense totaled $251 thousand compared to $273 thousand in Fiscal 2012.  Interest and dividend income totaling $116 thousand was lower compared with $142 thousand in Fiscal 2012.  The Company also recorded a gain on investment securities during Fiscal 2013 totaling $699 thousand compared to a loss on investment securities totaling $103 thousand in Fiscal 2012.

Income Tax.  The Company recorded income tax expense totaling $7.3 million in Fiscal 2013 compared to an income tax expense totaling $2.6 million in Fiscal 2012.  The effective tax rate for Fiscal 2013 was 35.3% compared to 39.3% for Fiscal 2012.  The effective tax rate for Fiscal 2013 was lower compared to Fiscal 2012 due primarily to the impact of nondeductible incentive stock option compensation expense relative to pretax income for Fiscal 2012 compared to Fiscal 2013.  An increase in disqualifying dispositions of incentive stock options in Fiscal 2013, as compared to Fiscal 2012, provided additional benefits.  The overall decrease was partially offset by the effects of a Pennsylvania tax law change which lowered the Company’s apportionment factor within the state.  The impact of this change caused the Company to reduce its deferred tax assets thereby increasing the effective tax rate by 1.1%.

At June 30, 2013, the Company had recognized a net deferred tax asset of $12.9 million.  The net deferred tax asset is net of a valuation allowance of $2.1 million that is primarily related to the Cody notes receivable impairment recorded in conjunction with the acquisition of Cody Labs.  The Company has provided for the valuation allowance related to the notes receivable impairment as this benefit will be realized only upon the disposition of Cody Labs.  As the Company has no current plans to dispose of its holdings in Cody, a full valuation allowance has been established.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of generating sufficient taxable income.

Net Income.  The Company reported net income attributable to Lannett Company, Inc. of $13.3 million for Fiscal 2013, or $0.47 basic and $0.46 diluted earnings per share, compared to net income attributable to Lannett Company, Inc. of $3.9 million for Fiscal 2012, or $0.14 basic and diluted loss per share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2014, working capital was $218.5 million as compared to $83.0 million at June 30, 2013, an increase of $135.5 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash from operating activities of $45.1 million for the fiscal year ended June 30, 2014 reflected net income of $57.2 million after adjustments for non-cash items of $13.5 million, as well as cash used by changes in operating assets and liabilities of $25.6 million.  In comparison, net cash from operating activities of $26.5 million for the fiscal year ended June 30, 2013 reflected net income of $13.4 million after adjustments for non-cash items of $7.4 million, as well as cash provided by changes in operating assets and liabilities of $5.7 million.

Significant changes in operating assets and liabilities from June 30, 2013 to June 30, 2014 are comprised of:

•                  An increase in accounts receivable of $34.9 million, mainly due to an increase in gross accounts receivable as a result of increased sales, partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at June 30, 2014, based on annualized gross sales and gross accounts receivable at June 30, 2014, was 60 days.  The level of DSO at June 30, 2014 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in income taxes payable totaling $11.4 million, mainly resulting from Fiscal 2014 taxable income offset by the timing of estimated tax payments made during Fiscal 2014 and excess tax benefits on share-based compensation awards.

•                  An increase in inventories of $12.3 million, primarily due to the timing of customer order fulfillment.

•                  An increase in rebates payable of $3.5 million due to an increase in rebates accrued resulting from sales qualifying for existing rebate programs.

•                  An increase in accrued payroll and payroll-related expenses of $6.0 million, due to an increase in incentive compensation in Fiscal 2014 compared to Fiscal 2013.

Significant changes in operating assets and liabilities from June 30, 2012 to June 30, 2013 are comprised of:

•                  A decrease in accounts receivable of $173 thousand, mainly due to an increase in total revenue-related reserves, partially offset by increased sales in the fourth quarter of Fiscal 2013 compared to the fourth quarter of Fiscal 2012.  The Company’s days sales outstanding (“DSO”), based on gross sales and gross accounts receivable, for Fiscal 2013 was 61 days.  The level of DSO at June 30, 2013 is comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  A decrease in income taxes receivable and an increase in income taxes payable totaling $2.5 million.  The amount is mainly the result of a federal tax refund received in the amount of $2.2 million as well as estimated tax payments related to expected taxable income for Fiscal 2013.

•                  An increase in inventories of $5.5 million, primarily due to the fulfillment of customer orders and inventory on hand related to new product approvals.

•                  An increase in accounts payable of $4.7 million, due to the timing of payments at the end of Fiscal 2013.

•                  An increase in accrued payroll and payroll-related expenses of $3.7 million, primarily related to accrued incentive compensation costs in Fiscal 2013, partially offset by Fiscal 2013 payments of incentive compensation accrued during Fiscal 2012.

Net cash used in investing activities of $56.4 million for the year ended June 30, 2014 is mainly the result of purchases of investment securities of $53.7 million and purchases of property, plant and equipment of $26.1 million, partially offset by proceeds from the sale of investment securities of $23.4 million.  Net cash used in investing activities of $8.6 million for the year ended June 30, 2013 is mainly the result of purchases of investment securities of $23.6 million and purchases of property, plant and equipment of $7.8 million, partially offset by proceeds from the sale of investment securities of $22.5 million.

Net cash provided by financing activities of $74.2 million for the year ended June 30, 2014 was primarily due to proceeds from an offering of the Company’s common stock of $71.5 million, proceeds from the issuance of stock pursuant to share-based compensation plans of $5.4 million and excess tax benefits on share-based compensation awards of $7.0 million, partially offset by debt repayments of $5.4 million and purchases of treasury stock of $3.9 million.  Net cash provided by financing activities of $2.2 million for the year ended June 30, 2013 was primarily due to proceeds from the issuance of stock pursuant to share-based compensation plans of $3.1 million, partially offset by scheduled repayments of debt of $647 thousand and purchases of treasury stock of $440 thousand.

Credit Facilities

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of June 30, 2014 are as follows:

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent and certain other financial institutions.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt, except for the Cody LCI Realty, LLC (“Realty”) mortgage.  As of June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of June 30, 2014 the Company was in compliance with all financial covenants.

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of June 30, 2014 and June 30, 2013, the effective rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of June 30, 2014, $1.1 million is outstanding under the mortgage loan, of which $129 thousand is classified as currently due.

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

Contractual Obligations

The following table represents annual contractual obligations as of June 30, 2014:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years
Long-Term Debt	$1,138	$129	$276	$302	$431
Purchase Obligations	143,986	19,986	62,000	62,000	—
Interest on Obligations	705	148	278	253	26
Total	$145,829	$20,263	$62,554	$62,555	$457

The purchase obligations above are primarily due to the agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”).  If the minimum purchase requirement is not met, JSP has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If JSP terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  If either party were to terminate the purchase agreement, there would be a significant impact on the operating cash flows of the Company.  See Note 19 “Material Contracts with Suppliers” to our Consolidated Financial Statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

Interest on Obligations amount above includes interest on the Cody mortgage as well as the unused commitment fee related to the Citibank line of credit.  Refer to Note 9 “Bank Line of Credit” and Note 10 “Long-Term Debt” for additional information.

Research and Development Arrangements

In the normal course of business, the Company has entered into certain research and development and other arrangements.  As part of these arrangements the Company has agreed to certain contingent payments which generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones.  In addition, under certain arrangements, we may be required to make royalty payments based on a percentage of future sales, or other metric, for products currently in development in the event that the Company begins to market and sell the product.  Due to the inherent uncertainty related to these developmental, regulatory, commercial and/or other milestones, it is unclear if the Company will ever be required to make such payments.  As such, these contingencies are not reflected in the expected cash requirements for Contractual Obligations in the table above.

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

One initiative at the core of the Company’s strategy is to continue leveraging the asset we acquired in 2007, Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based APIs for use in various dosage forms for pain management.  The value of this license comes from the fact that, to date, only six other companies in the U.S. have been granted this license.  This license, along with Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry, no foreign competition, and limited domestic competition.

Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture of non-opioid-based APIs.

The Company believes that the demand for controlled substance, pain management drugs will continue to grow as the “Baby Boomer” generation ages.  By concentrating additional resources in the development of opioid-based APIs and dosage forms, the Company is well-positioned to take advantage of this opportunity.  The Company is currently vertically integrated on two products, with several others in various stages of development.

One product which the Company manufactures is a cocaine hydrochloride solution.  This product is being manufactured and marketed under the brand name C-Topical® Solution.  This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat doctors during surgical procedures.  This product represents the Company’s first foray into the brand market.  Selling brand versus generic products requires a dedicated sales force to detail and educate physicians on the product.  The Company strongly believes that C-Topical®, once the clinical trials are completed and the FDA has granted approval, will be an important contributor to total revenue, with higher than average profit margins as a result of vertical integration.

The Company’s strategic goal is to continue investing in controlled substance product development so that, within five years, at least 50% of revenues from manufactured products are derived from controlled substance products which carry with them higher-than-average gross margins.  As the Company continues to invest in, and focus, on process and manufacturing optimization, Cody Labs will continue to be an important part of our future growth plan.

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

The challenge for generic manufacturers with this strategy is the legal costs involved.  Before a product is selected for development, the Company must perform a thorough review of the existing patents and determine if they are going to try to invalidate the patent or try to circumvent it.  In either case, once the Company submits a P-IV the brand company will have 45 days to respond with a determination on whether they are going to file a suit against the generic company to defend their patent.  A generic company needs to be prepared not only for the time and effort associated with a protracted legal challenge, but the associated fees which can easily reach in excess of several million dollars.  This strategy provides a ‘high risk, high reward’ path to product approval.  The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  To date, we have filed four paragraph IV certifications.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  With the right research and analysis performed up front, the Company believes it can target suitable products for which to file a P-IV certification, be successful, and reap the rewards of limited competition.

Another area of focus for the Company is in mergers, acquisitions and other strategic alliances, whether new or continuing.  The Company is party to supply and development agreements with international companies, including, Azad Pharma AG, Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed), The GC Group of Israel and HEC Pharm Group, as well as domestic companies, including JSP, Cerovene, and Summit Bioscience LLC.  The Company is currently in negotiations on similar agreements with other companies, and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties.

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

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $51.9 million and $17.5 million at June 30, 2014 and June 30, 2013, respectively.  Rebates payable at June 30, 2014 and June 30, 2013 included $4.6 million and $1.0 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for fiscal years 2014, 2013 and 2012:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2011	$5,497	$2,925	$5,142	$509	$14,073
Current period provision	68,433	21,178	4,692	6,792	101,095
Credits issued during the period	(66,867)	(19,667)	(4,294)	(6,596)	(97,424)
Balance at June 30, 2012	7,063	4,436	5,540	705	17,744
Current period provision	67,898	23,731	4,490	10,249	106,368
Credits issued during the period	(67,694)	(24,586)	(3,341)	(9,954)	(105,575)
Balance at June 30, 2013	7,267	3,581	6,689	1,000	18,537
Current period provision	144,578	56,346	6,632	21,462	229,018
Credits issued during the period	(121,525)	(44,836)	(3,980)	(20,675)	(191,016)
Balance at June 30, 2014	$30,320	$15,091	$9,341	$1,787	$56,539

For the years ending June 30, 2014, 2013 and 2012, as a percentage of gross sales the provision for chargebacks was 28.8%, 26.4% and 30.6%, the provision for rebates was 11.2%, 9.2% and 9.5%, the provision for returns was 1.3%, 1.7% and 2.1%, and the provision for other adjustments was 4.3%, 4.0% and 3.0%, respectively.

The increase in total reserves from June 30, 2013 to June 30, 2014 was mainly due to an increase in the rebates and chargebacks reserves.  The increase in the rebates reserve resulted from the timing of credits issued, increased gross sales qualifying for rebate programs and pricing changes, while the increase in the chargebacks reserve resulted from increased inventory levels at wholesale distribution centers due to a strategic partnership between two of the companies customers, partially offset by reduced chargeback rates.  The activity in the “Other” category for the fiscal year ended June 30, 2014 and 2013 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  The increased provision in the “Other” category during the fiscal year ended June 30, 2014, compared to the fiscal year ended June 30, 2013, primarily resulted from contractual price protection arrangements with customers in connection with various product price increases.  Historically, we have not recorded any material amounts in the current period related to prior period reserves.

Provisions for chargebacks, rebates, returns and other adjustments require varying degrees of subjectivity.  While rebates generally are based on contractual terms and require minimal estimation, chargebacks and returns require management to make more subjective assumptions.  Each major category is discussed in detail below:

Chargebacks

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers.”  The Company enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to purchase the products.  If the price paid by the indirect customers is lower than the price paid by the wholesaler, the Company will provide a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and the wholesaler purchase price.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson increase (decrease), the reserve for chargebacks will also generally increase (decrease).  However, the size of the increase (decrease) depends on product mix and the amount of sales made to indirect customers with which the Company has specific chargeback agreements.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

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

Other Adjustments

Other adjustments consist primarily of price adjustments, also known as “shelf-stock adjustments” and “price protections,” which are both credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products.  In the case of a price decrease a credit is given for product remaining in customer’s inventories at the time of the price reduction.  Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.  Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the fiscal years ended June 30, 2014, 2013 and 2012, the Company recorded provisions for excess and obsolete inventory of $2.9 million, $876 thousand and $1.7 million, respectively.

Income Taxes

The Company uses an asset and liability approach to account for income taxes as prescribed by ASC 740, Income Taxes.  Deferred taxes are recorded to reflect the tax consequences on future years of events that the Company has already recognized in the financial statement or tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the effect of changes in tax law or tax rates in the period during which the new law is enacted.  Under ASC 740, Income Taxes, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The benefit from uncertain tax positions recorded in the financial statements was immaterial for all period presented.

The Company’s future effective income tax rate is highly reliant on future projections of taxable income, tax legislation, and potential tax planning strategies.  A change in any of these factors could materially affect the effective income tax rate of the Company in future periods.

Valuation of Long-Lived Assets

The Company’s long-lived assets primarily consist of property, plant and equipment as well as definite-lived intangible assets.  Intangible assets are stated at cost less accumulated amortization and are not material to the consolidated financial statements at June 30, 2014.  Amortization is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 5 to 39 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the market price on the grant date to value restricted stock.  The Black-Scholes valuation model includes various assumptions, including the expected volatility, the expected life of the award, dividend yield, and the risk-free interest rate.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2014	Stock Options FY 2013	Stock Options FY 2012
Risk-free interest rate	2.1%	1.0%	1.1%
Expected volatility	62.8%	61.6%	63.5%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	7.5%	7.5%	7.5%
Expected term (in years)	5.9 years	6.1 years	5.2 years

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

Recent Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance on revenue recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of June 30, 2014 and June 30, 2013, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of June 30, 2014, $1.1 million is outstanding under the mortgage loan.

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent and certain other financial institutions.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  As of June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of June 30, 2014 the Company was in compliance with all financial covenants.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for financial reporting as of June 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                        DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

William Farber	82	Chairman Emeritus

Jeffrey Farber	54	Chairman of the Board

Arthur P. Bedrosian	68	Director

David Drabik	46	Director

Paul Taveira	54	Director

James M. Maher	61	Director

Officers:

Arthur P. Bedrosian	68	President and Chief Executive Officer

Martin P. Galvan	62	Vice President of Finance, Chief Financial Officer and Treasurer

William F. Schreck	65	Chief Operating Officer

Kevin R. Smith	54	Vice President of Sales and Marketing

Ernest J. Sabo	66	Vice President of Regulatory Affairs and Chief Compliance Officer

Robert Ehlinger	56	Vice President of Logistics and Chief Information Officer

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

James M. Maher, was appointed as a Director of the Company in June 2013.  He spent his entire 37 year professional career with PricewaterhouseCoopers (PwC) LLP, including 27 years as a partner, before retiring in June 2012.  Most recently, Maher served as the managing partner of PwC’s U.S. assurance practice, comprised of more than 1,100 partners and 12,000 staff.  Previously, he served as the regional assurance leader for the metro assurance practice.  During his tenure at PwC, Maher worked closely with senior management at several multinational companies, dealing extensively with significant acquisitions, divestitures, initial public offerings and secondary offerings.  Maher earned a bachelor’s degree in Accounting from LIU Post.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2014 all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners under Section 16(a) of the Exchange Act were complied with in a timely manner, except for a Form 3 related to Jim Maher’s appointment as a director of the Company; Form 4s related to a grant of stock options to various executive officers on September 5, 2013; a Form 4 for Farber Properties, LLC and Jeffrey Farber related to a distribution of shares from Farber Properties, LLC on November 19, 2013; a Form 4 for Kevin Smith relating to an exercise of stock options on November 15, 2013; Form 4s related to a grant of restricted stock to various directors and executive officers on January 22, 2014; a Form 4 for Kevin Smith related to an exercise of stock options on February 13, 2014; a Form 4 for David Farber related to an exercise of stock options on February 28, 2014; a Form 4 for William Schreck related to an exercise of stock options on March 11, 2014; a Form 4 for Arthur Bedrosian related to shares withheld by the Company to satisfy tax withholding obligations for a restricted stock grant on April 24, 2014; and Form 4s for various executive officers related to a restricted stock grant on April 24, 2014.

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

The Board of Directors has determined that Mr. Maher, current director of Lannett, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission.

ITEM 11.                                        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (CD&A) describes our 2014 Executive Compensation Program. It provides an overview of the compensation for the following Named Executive Officers (NEOs) and how the Compensation Committee of the Board of Directors (the Committee) made its decisions for our 2014 fiscal year.

NEO	Title/Role
Arthur P. Bedrosian	President and Chief Executive Officer
Martin P. Galvan	Vice President of Finance, Chief Financial Officer and Treasurer
William Schreck	Chief Operating Officer
Kevin Smith	Senior Vice President of Sales and Marketing
Ernest Sabo	Vice President of Regulatory Affairs and Chief Compliance Officer

Where We Are Today

At our annual shareholders meeting in January 2012, our shareholders supported a triennial cycle for “say-on-pay” advisory votes relating to our Executive Compensation Program for NEOs. At that time, we provided our shareholders with the opportunity to approve, or to vote against, the compensation of our NEOs, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and approximately 99% of the shareholders who voted on the “say-on-pay” proposal supported our program.

Although this vote is non-binding, its outcome, along with shareholder feedback and the competitive business environment, plays an important role in how the Committee makes decisions about the program’s structure. To this end, during the past few years, the Committee conducted periodic reviews of the Executive Compensation Program, monitored industry practices and sought feedback from some of our largest investors. During the same time, the Company experienced outstanding financial performance and significant increases in stock price and total shareholder return.

The following pages of this CD&A highlight performance results since Fiscal 2011 that have had a direct impact on the compensation paid to our NEOs over the same period of time. It looks specifically at the performance measures used in the short- and long-term incentive awards under the Executive Compensation Program that the Committee believes drive shareholder value. It also describes recently approved changes for Fiscal 2015 to further align our Executive Compensation Program with our objectives and best competitive practice.

A Word About Risk

The Committee believes that incentive plans, along with the other elements of the Executive Compensation Program, provide appropriate rewards to our NEOs to keep them focused on our goals. The Committee also believes that the program’s structure, along with its oversight, continues to provide a setting that does not encourage the NEOs to take excessive risks in their business decisions.

Executive Summary

Business Highlights

Fiscal 2014 marked another extraordinary year for Lannett. We experienced the strongest growth in net sales and profitability in our Company’s history, and our stock price increased by 317% during the 12-month period ending June 30, 2014 and by 896% over the past three years. We also further strengthened our balance sheet to help fund future growth opportunities. Our results demonstrate our leadership team’s commitment to stability, growth and focus on long-term profitability and creating shareholder value.

In addition to our financial results, we made important advances in product development and mix, market share, and the regulatory approval process, allowing us to efficiently and safely place our products that span a variety of categories (e.g., thyroid deficiencies, cardiovascular, pain management) on the market. We currently have over 30 products available to the market, with an additional 24 Abbreviated New Drug Applications (ANDAs) pending regulatory approval. We also continued to capitalize on our strategic partnerships. Specifically, we extended our agreement with our primary inventory supplier (Jerome Stevens Pharmaceuticals (JSP)), which now gives us exclusive distribution rights in the U.S. for a number of key product lines.

Key financial performance highlights include:

*TSR for Sagent Pharmaceuticals, Inc is as of the company’s IPO on April, 20, 2011.

†Peer Group average excludes Astex Pharmaceuticals, Cornerstone Therapeutics and Hi-Tech Pharmacal as they were all acquired prior to 6/30/2014.

2014 Executive Compensation Program Changes

As our Company grows, the Committee is committed to the evolution and improvement of our Executive Compensation Program to ensure alignment with our business strategy and stockholder interests, as well as best competitive practices. The Committee made the following adjustments to the program’s core compensation elements for 2014:

What’s Changed	How It’s Changed	Explanation
Base Salary	• Positioned base salaries at the 50th percentile of comparable organizations.

A study conducted in 2013 by our independent compensation consultant found that NEO base salaries were below the 25th percentile our peer group. The Committee believes raising NEO base salaries to align with the 50th percentile of the peer group, consistent with our compensation philosophy, is critical to improve pay competitiveness and to recognize our highly-qualified and experienced executive officers.

Short-Term Incentives (Annual Bonus)

•                  Established threshold, target and maximum performance goals, as well as corresponding award opportunities, expressed as percents of salary.

•                  Capped maximum award opportunities at 200% of target levels.

•                  Added net sales as one of the performance metrics.

•                  Increased weighting on corporate financial metrics from 60% to 75% of total award opportunity.

•                  Reduced weighting on individual performance from 40% to 25%.

The Committee believes that this new structure enhances the plan’s motivational impact, reinforces key business objectives and strategic priorities, and further strengthens the alignment between pay and performance. The cap on the award also provides greater structure around the Committee’s discretion.

(Previously, the bonus pool was based on a fixed percentage (20%) of adjusted operating income). The Committee also believes these changes encourage a focus on profitable growth and Company-wide collaboration.

Long-Term Incentives	• Began granting restricted stock, in addition to stock options, as part of the core award mix, with grant levels tied to Company performance.

The Committee increased the emphasis on long-term incentives, relative to other pay components and linked grant levels to Company performance to strengthen alignment with stockholder interests. Restricted stock is less dilutive than stock options, which helps to further manage potential stockholder dilution and equity plan share reserves. The Committee also believes restricted stock is integral to its leadership retention strategy.

Special Recognition Award: Restricted Stock

Granting restricted stock gives our NEOs a meaningful equity stake in our business. The value of the award depends on the value of our stock when the shares vest, further aligning the interests of our NEOs with those of our shareholders over the long term. It also supports our need to retain key talent. For Fiscal 2014, in addition to the regular stock options and restricted stock granted to the NEOs, the Committee approved a one-time, special restricted stock award in recognition of performance that far exceeded the Committee’s expectations. This special recognition award vests three years from the date of grant and has two parts. The first part of the award, equal to 25% of the total award, was granted in April 2014 to recognize year- to-date contributions. The remaining 75% was granted after the end of the fiscal year. Please see page 58 of this CD&A for details.

Looking Ahead: Executive Compensation Program Changes for Fiscal 2015

In addition to 2014 changes, the Committee also made several modifications for the 2015 program, including:

•                  Short-Term Incentives (Annual Bonus).  For Fiscal 2015, performance metrics will include operating income, Earnings Per Share (EPS), subject to adjustment for any significant capital transactions, net sales, and personal objectives. The target annual bonus opportunities for each NEO remain the same as those for Fiscal 2014.

•                  Long-Term Incentives. For Fiscal 2015, the Committee approved target long-term incentive award opportunities equal to 100% of base salary for each of our NEOs, which will be provided in an equal value mix of stock options and restricted stock. Actual grant levels can range from 0% to 150% of target levels, based on the Company’s Fiscal 2015 financial performance using the same metrics as under the annual bonus plan:

Fiscal 2015 Performance Result	Percentage of Target Equity Grants Earned (as % of Target Grant)
Below Threshold	0% (subject to Committee discretion)
Threshold (80% of Budget)	50%
Target (100% of Budget)	100%
Superior (120% of Budget)	150%

Grants, if any, will occur following the end of fiscal 2015, with stock options and restricted stock vesting in three equal annual increments based on continued service with the Company.

•                  Stock Ownership Guidelines. The Committee approved stock ownership guidelines for our executive officers, including NEOs, and non-employee directors, effective as of July 2014.  Under these guidelines, NEOs are required to own qualifying shares with targeted values equal to 3X salary for our CEO and 1.5X salary for other executive officers.  Non-employee directors are required to own qualifying shares with targeted values equal to 3X the cash board retainer. Shares that count towards ownership requirements include common shares held directly or indirectly and shares in employee benefit plans.  Executive officers and non-employee directors have five years from the time of first being subject to guidelines to achieve ownership requirements.  Until guidelines are met, executive officers and non-employee directors are required to hold at least 50% of net after-tax shares received from equity grants. If after five years guidelines still are not met, 100% of all net after-tax shares from equity grants must be held.

Overview of the Executive Compensation Program

Our Philosophy

A fundamental objective of our Executive Compensation Program is to focus our executives on creating long-term shareholder value — all aspects of our program are rooted in this goal and designed around the following guiding principles:

•                  Pay for performance: A significant portion of compensation should be variable and directly linked to corporate and individual performance goals and results.

•                  Competitiveness: Compensation should be sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance.

•                  Alignment: The interests of executives should be aligned with those of our stockholders through equity-based compensation and performance measures that help to drive shareholder value over the long term.

To support these guiding principles, our program includes the following compensation elements:

Pay Element	Form	Purpose
Base Salary	Cash (Fixed)	Provides a competitive level of compensation that reflects position responsibilities, strategic importance of the position and individual experience.
Short-Term Incentives (Annual Bonus)	Cash (Variable)

Provides a cash-based award that recognizes the achievement of corporate goals in support of the annual business plan, as well as specific, qualitative and quantitative individual goals for the most recently completed fiscal year.

Long-Term Incentives	Equity (Variable)	Provides incentives for management to execute on financial and strategic growth goals that drive long-term shareholder value creation and support the Company’s retention strategy.

Compensation Mix

The charts below show that most of our NEO’s compensation is variable (82% for our CEO and an average of 78% for our other NEOs) based upon fiscal year 2014 compensation as reported in the Summary Compensation Table on page 60 of this Form 10-K. The charts also show the breakdown of cash vs. equity (i.e., stock options and restricted stock).

How Compensation Decisions Are Made

•                  The Role of the Compensation Committee. The Committee, composed entirely of independent directors, is responsible for making executive compensation decisions for the NEOs. The Committee works closely with its independent compensation consultant, Pearl Meyer & Partners (PM&P) and management to examine pay and performance matters throughout the year. The Committee’s charter, which sets out its objectives and responsibilities, can be found at our website at www.lannett.com under Investor Relations.

The Committee has authority and responsibility to establish and periodically review our Executive Compensation Program and compensation philosophy. Importantly, the Committee also has the sole responsibility for approving the corporate performance goals upon which compensation for the CEO is based, evaluating the CEO’s performance and determining and approving the CEO’s compensation, including equity-based compensation, based on the achievement of his goals. The Committee also reviews and approves compensation levels for other NEOs, taking into consideration recommendations from the CEO.

In making its determinations, the Committee considers market data and advice from PM&P, as well as budgets, reports, performance assessments and other information provided by management.  It also considers other factors, such as the experience, skill sets, and contributions of each NEO towards our overall success.  However, the Committee is ultimately responsible for all compensation-related decisions for the NEOs and may exercise its own business judgment when evaluating performance results and making compensation decisions.

Timing of Committee Meetings and Grants; Option and Share Pricing

The Committee meets as necessary to fulfill its responsibilities, and the timing of these meetings is established during the year. The Committee holds special meetings from time to time as its workload requires. Historically, annual grants of equity awards have typically been accomplished at a meeting of the Committee in August/September of each year to reward prior year performance. The Committee approved additional grants during fiscal 2014 to recognize our exceptional performance. Individual grants (for example, associated with the hiring of a new NEO or promotion to an NEO position) may occur at any time of year. The Committee generally expects to coordinate the timing of equity award grants to be made within 30 days of our earnings release announcement following the completion of each fiscal year. The exercise price of each option and restricted stock awarded to our NEOs is the closing price of our common stock on the date of grant.

•                  The Role of the CEO. The CEO does not play any role in the Committee’s determination of his own compensation. However, he presents the Committee with recommendations for each element of compensation including base salaries and short- and long-term incentive awards for the other NEOs, as well as non-executive employees who are eligible for equity grants. The CEO bases these recommendations upon his assessment of each individual’s performance, as well as market practice. The Committee has full discretion to modify the recommendations of the CEO in the course of its approvals.

•                  The Role of the Independent Consultant. The Committee consults, as needed, with an outside compensation consulting firm. As it makes decisions about executive compensation, the Committee reviews data and advice from its consultant about current compensation practices and trends among publicly-traded companies in general and comparable generic pharmaceutical companies in particular. The Committee also reviews recommendations from its outside consultant and makes recommendations to the Board about the compensation for non-employee directors.

In late Fiscal 2013, PM&P was retained by the Committee, as its independent consultant, to review the competitiveness of the Executive Compensation Program. PM&P provided the Committee with compensation data with respect to similarly sized biopharmaceutical and life sciences companies and consulted with the Committee about a variety of issues related to competitive compensation practices and incentive plan designs. PM&P was also retained by the Committee in Fiscal 2014 to provide ongoing advice relating to the Executive Compensation Program. The Committee assessed the independence of PM&P pursuant to the applicable SEC rules and concluded that no conflict of interest exists that would prevent PM&P from independently advising the Committee.

Peer Group and Benchmarking

The Committee evaluates industry-specific and general market compensation practices and trends to ensure the Executive Compensation Program is appropriately competitive. When making decisions about the program for Fiscal 2014, the Committee considered publicly-available data, as well as a market study conducted by PM&P in June 2013. Using this information, the Committee compared the program to the compensation practices of the following companies, which the Committee believes are comparable to us in terms of size, scope and business complexity (the peer group):

LANNETT COMPANY, INC.

Lannett Company, Inc. vs. 14 Peer Companies

Company Name	Fiscal Year End # of Employees	Equity Market Cap. 6/30/2014 ($mm)	Fiscal Year End Operating Income ($mm)	Fiscal Year End Sales ($mm)	Cumulative 3 YR TSR 6/30/2014
Acorda Therapeutics, Inc.	421	$1,407	$31	$245	4.3%
Akorn, Inc.	1,104	3,455	91	336	375.0%
Astex Pharmaceuticals, Inc.*	421	0	0	318	—
Cambrex Corporation.	1,104	634	45	218	348.1%
Cornerstone Therapeutics Inc.*	136	0	22	336	—
Cumberland Pharmaceuticals, Inc.	936	80	14	316	-21.7%
Emergent BioSolutions, Inc.	1,353	840	(17)	116	-0.4%
Genomic Health Inc.	684	856	(4)	31	-1.8%
Hi-Tech Pharmacal Co., Inc.*	448	0	51	313	—
Pernix Therapeutics Holdings, Inc.	191	339	(12)	262	5.5%
Sagent Pharmaceuticals, Inc.	269	824	38	232	29.9%
Santarus, Inc.*	290	0	(18)	85	—
SciClone Pharmaceuticals, Inc.	105	271	20	127	-12.9%
Sucampo Pharmaceuticals, Inc.	96	301	(18)	90	68.3%

Lannett Company, Inc.	399	$1,765	$88	$274	896.4%
% Rank	45%	94%	100%	63%	100%

*Companies were acquired following the 2013 market study

2014 Executive Compensation Program Decisions

Base Salary

We attribute much of our success to our highly-experienced executive management team and the strength of their leadership has been clearly demonstrated by our exceptional performance results. In order to remain competitive among our industry peers, the Committee believes it must set compensation at market-competitive levels that reflect the executive’s experience, role and responsibilities. To bring base salaries to the 50th percentile of comparable organizations, the Committee approved the following base salary increases, ranging from approximately 15% to 35%, effective as of July 1, 2013:

NEO	2013 Annual Base Salary	2014 Annual Base Salary	% Change*
Arthur P. Bedrosian	$440,000	$539,000	+23%
Martin P. Galvan	$275,000	$317,000	+15%
William Schreck	$257,000	$346,000	+35%
Kevin Smith	$220,000	$278,000	+26%
Ernest Sabo	$175,000	$230,000	+31%

*Rounded to the nearest whole percentage.

Short-Term Incentives (Annual Bonus)

The Company’s NEOs participate in an annual bonus program, which is designed to recognize yearly performance achievements focused primarily on operating results and profitable growth. Actual payouts can range from 0% (below threshold) to 200% (superior performance) of target and are paid in cash. The Committee sets each NEO’s threshold, target and maximum bonus opportunity as a percentage of base salary, as follows:

	Annual Bonus Opportunity As a % of Salary
Title	Threshold (25% of Target)	Target (100% of Target)	Superior (200% of Target)
CEO	18.75%	75%	150%
COO, CFO, SVP of Sales and Marketing	15%	60%	120%
Other NEOs	12.5%	50%	100%

The overall annual bonus is comprised of two components:

•                  Seventy-five percent (75%) is tied to operating results versus budget to promote a focus on Company-wide profitable growth and collaboration:

Performance Metric	Weighting (Out of 100%)
Adjusted Operating Income	52.5%
Net Sales	22.5%

Adjusted operating income is defined as operating income excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items such as legal settlements or contract renewal fees.

•                  Twenty-five percent (25%) is based on the achievement of pre-established quantitative and qualitative individual goals, to promote individual accountability and “line of sight.” Fiscal 2014 goals were tied to various strategic, financial and operational objectives, taking into consideration each NEO’s job function and responsibilities. For competitive harm reasons, Lannett does not disclose specific details on individual goals and strategic objectives, although major accomplishments in Fiscal 2014 for each NEO are listed on page 56.

2014 Short-Term Incentives (Annual Bonus): Results and Payouts

•                  Operational Results (75% of Target Award). For Fiscal 2014, the Committee established financial performance goals ranging from 85% of budget (threshold) to 150% of budget (superior):

	Weighting	Performance Goals
Performance Metric	(Out of 100%)	Threshold	Target	Superior	Actual
Adjusted Operating Income	52.5%	$22.9	$26.9	$40.4	$124.4
Net Sales	22.5%	$146.4	$172.2	$258.3	$273.8

Actual adjusted operating income results for fiscal 2014 excluded the $20.1 million renewal fee associated with the contract extension with JSP. Note, however, if these fees had been included, adjusted operating income would still have been well above the superior performance level.

•                  Individual Results (Collectively Weighted 25% of Target Award).

NEO	Performance Highlights
Arthur P. Bedrosian

•                  Led three new product development projects for our Cody Labs subsidiary (CODY) and completed three process validation lots for validation and the availability of the signed summary report

•                  Met capital projects goal for CODY

•                  Worked with Human Resources and senior management to develop and maintain the leadership/succession plan

Martin P. Galvan

•                  Delivered accurate and timely financial reports on a required quarterly and annual basis as an accelerated filer with the Securities and Exchange Commission

•                  Enhanced financial performance through the management of receivables, automating bill-backs, charge-backs and rebate processes

•                  Contributed to the achievement of Company annual operating plan targets

William Schreck

•                  Installed a manufacturing suite at our Townsend Road facility

•                  Identified and completed due diligence related to the purchase of a new facility for future expansion

•                  Contributed to the achievement of Company annual operating plan targets

Kevin Smith

•                  Exceeded Company sales goals while limiting rebates, charge-backs and other related sales deductions

•                  Increased market share on existing products and obtained market share on new product launches

•                  Contributed to the achievement of Company annual operating plan targets

Ernest Sabo

•                  Maintained compliance with DEA and FDA requirements by reviewing policies and procedures

•                  Provided technical and research capabilities to ensure a flow of new products

•                  Contributed to the achievement of Company annual operating plan targets

Total Annual Bonus

Based on our exceptional performance results and significant individual contributions, the NEOs earned the maximum amount on the corporate operational component and varying amounts for the individual component under the annual bonus program. Total awards for each of the NEOs were as follows:

NEO	Operational Results Portion of the Bonus (75%)	Individual Results Portion of the Bonus (25%)	Total Actual Bonus
Arthur P. Bedrosian	$606,375	$202,125	$808,500
Martin P. Galvan	$285,300	$95,100	$380,400
William Schreck	$311,400	$56,222	$367,622
Kevin Smith	$250,200	$83,400	$333,600
Ernest Sabo	$172,500	$—	$172,500

Short-term incentive awards earned in Fiscal 2014 were generally higher than Fiscal 2013 levels, reflecting our extraordinary performance results.  These awards were capped at 200% of target levels. Note that if the former (Fiscal 2013) annual bonus plan, which established an award pool of up to 20% of adjusted operating income, had still been in effect, Fiscal 2014 payouts would have been considerably higher than those under the new plan, because adjusted operating income more than quadrupled in fiscal 2014 as compared with Fiscal 2013. The Committee considered this outcome when determining long-term incentives for Fiscal 2014.

Long-Term Incentives

Prior to Fiscal 2014, stock options were used as the primary long-term incentive award vehicle for NEOs, with grants provided on a periodic, discretionary basis. In 2014, the Committee changed its approach and granted a combination of stock options and restricted stock, to further align executive and stockholder interests, enhance key employee retention, encourage long-term stockholder creation and recognize each NEO’s contributions towards our extraordinary performance results.

•                  Stock options. To recognize Fiscal 2013 performance, the Committee approved the following stock option grants to NEOs effective as of September 5, 2013:

NEO	# of Stock Options Granted
Arthur P. Bedrosian	90,000
Martin P. Galvan	50,000
William Schreck	45,000
Kevin Smith	45,000
Ernest Sabo	39,000

These stock options vest in three equal annual increments, beginning on the first anniversary of grant and expire on the tenth anniversary from the date of grant. Each stock option has an exercise price of $13.86, equal to our closing stock price on the date of grant. In determining grant levels, the Committee considered each NEO’s contributions towards our strong financial performance results in Fiscal 2013, which included a 23% increase in net sales and a 131% increase in adjusted operating income as compared with Fiscal 2012 results.

•                  Restricted stock. By the end of the first quarter of Fiscal 2014, the Committee realized that the Company was on track to significantly exceed its performance expectations, based on its revised financial forecast for the remainder of the year. To recognize this accomplishment and motivate executives to continue performing at a high level, the Committee approved the following restricted stock grants to NEOs on October 29, 2013:

NEO	# of Restricted Shares Granted
Arthur P. Bedrosian	22,500
Martin P. Galvan	22,500
William Schreck	10,000
Kevin Smith	10,050
Ernest Sabo	7,800

Recognizing that annual bonus payouts for Fiscal 2014 would have been considerably higher under the former (Fiscal 2013) bonus pool design than actual payouts under the new (2014) design, the Committee decided to allow these restricted stock grants to vest as of June 30, 2014.

•                  Special recognition award (restricted stock). As the year progressed, and Company performance continued to exceed expectations, the Committee decided it would be appropriate to provide one-time, special recognition grants of restricted stock to reward contributions towards our record-setting results and strengthen retention. On April 24, 2014, the Committee approved the following special recognition awards, with 25% to be granted immediately and the remaining 75% granted after the end of the fiscal year, if performance results are achieved:

	Number of Special Recognition Restricted Shares Granted
NEO	First Installment* (25%, Granted 4/24/14)	Second Installment (75%, Granted 7/23/14)	Total # of Shares Granted
Arthur P. Bedrosian	5,000	15,000	20,000
Martin P. Galvan	2,500	7,500	10,000
William Schreck	1,225	3,675	4,900
Kevin Smith	3,000	9,000	12,000
Ernest Sabo	500	1,500	2,000

*The number of shares granted to each of the NEOs is also shown on the “Grants of Plan-Based Awards” table on page 61 of this Form 10-K. Its value is also included in the “Summary Compensation Table” on page 60.

In approving these special recognition grants, the Committee considered each NEO’s contributions towards the Company’s Fiscal 2014 performance results. It also considered the recommendations of the CEO (who makes recommendations for the NEOs, but not for himself). To further enhance retention, these grants vest on the third anniversary from the date of grant, based on continued service with the Company.

Other Policies, Programs and Guidelines

The Company does not currently maintain a clawback policy, but notes that under the Sarbanes-Oxley Act incentive awards for the CEO and CFO are subject to recoupment in the event of a material financial restatement triggered by fraud or misconduct.  Additionally, any employee who violates the provisions of the Company’s Code of Business Conduct and Ethics is subject to disciplinary penalties that may include termination of employment. The Committee intends to comply with any regulatory requirements pertaining to clawback provisions under the Dodd-Frank Act once rules are finalized by the SEC and New York Stock Exchange.

NEOs, like all other employees, have retirement programs and other benefits as part of their overall compensation package. The Committee believes that these programs and benefits support our compensation philosophy, part of which is to provide compensation that is sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance. The Committee periodically reviews these programs to validate that they are reasonable and consistent with market practice. Attributed costs of the personal benefits available to the NEOs are included in column (i) of the Summary Compensation Table on page 60.

•                  Retirement Benefits. Each of our NEOs is eligible to participate in a 401(k) plan that is available to all employees. The Company provides matching contributions on a $0.50 basis up to 8% of the contributing employee’s base salary, subject to limitations of the 401(k) plan and applicable law.

•                  Other Benefits. Our NEOs are eligible to participate in the same health benefits available to all other employees — there are no special medical plans for our NEOs. Lannett provides life insurance for NEOs which would, in the event of death, pay $115,000 to designated beneficiaries. Premiums paid for coverage above $50,000 are treated as imputed income. Lannett also provides short- and long-term disability insurance which would, in the event of disability, pay the NEO 60% of his base salary up to the plan limits of $2,000 per week for short-term disability and $15,000 per month for long-term disability. The NEOs are also provided with car allowances, for which the taxes are also paid by the Company.

•                  Post-Termination Pay. The Committee believes that reasonable severance and change-in-control benefits are necessary in order to recruit and retain qualified senior executives and are generally required by the competitive recruiting environment within our industry and the marketplace in general. These severance benefits reflect the fact that it may be difficult for our NEOs to find comparable employment within a short period of time, and are designed to alleviate concerns about the loss of his or her position without cause.

The Committee also believes that a change-in-control arrangement will provide security that will likely reduce the reluctance of an NEO to pursue a change in control transaction that could be in the best interest of our stockholders. Lannett’s severance plan is designed to pay severance benefits to a NEO for a qualifying separation. For the CEO, the severance plan provides for payment of three times base salary, plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved. For the other NEOs, the severance plan provides for a payment of 18-months of base salary, plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.

•                  Tax and Accounting Implications. Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes the deductibility of a NEO’s compensation that exceeds $1,000,000 per year unless the compensation is paid under a performance-based plan that has been approved by stockholders. The Committee believes that it is generally preferable to comply with the requirements of 162(m) through, for example, the use of our Incentive Plan. However, to maintain flexibility in compensating NEOs in a manner consistent with our compensation philosophy, the Committee may elect to provide compensation outside those requirements when it deems appropriate. The Committee believes that stockholder interests are best served by not restricting the Committee’s discretion in this regard, even though such compensation may result in non-deductible compensation expenses to the Company.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the CD&A as set forth above with management. Taking this review and discussion into account, the undersigned Committee members recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K.

Paul Taveira, Chairman
David Drabik
James Maher

COMPENSATION OF EXECUTIVE OFFICERS

Overview

The tables and narratives set forth below provide specified information concerning the compensation of our Named Executive Officers (NEOs) for the fiscal year ended June 30, 2014.

Summary Compensation Table

This table summarizes all compensation paid to or earned by our NEOs for fiscal years 2014, 2013 and 2012.

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Options Awards	Non-equity incentive plan compensation	All Other Compensation	Total
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Arthur P. Bedrosian, President and Chief Executive Officer	2014	$539,000	$995,450	$726,825	$808,500	$64,286	$3,134,061
	2013	437,513	25,300	150,810	588,784	62,587	1,264,994
	2012	425,096	20,250	171,315	198,908	22,542	838,111
Martin P. Galvan, Vice President of Finance and Chief Financial Officer	2014	$317,000	$637,450	$403,792	$380,400	$20,645	$1,759,287
	2013	270,193	—	75,405	368,076	20,041	733,715
	2012	235,577	—	107,364	116,320	14,873	474,134
William F. Schreck, Chief Operating Officer	2014	$346,000	$287,259	$363,413	$367,622	$36,107	$1,400,400
	2013	255,856	—	82,474	344,319	21,985	704,634
	2012	250,000	—	205,292	116,320	18,263	589,875
Kevin R. Smith, Vice President of Sales and Marketing	2014	$278,000	$350,004	$363,413	$333,600	$23,399	$1,348,416
	2013	218,965	—	82,474	294,673	26,682	622,794
	2012	212,755	—	95,707	99,549	22,013	430,024
Ernest J. Sabo, Vice President of Regulatory Affairs and Chief Compliance Officer	2014	$230,000	$208,274	$314,958	$172,500	$19,247	$944,979
	2013	173,983	—	82,474	234,137	15,708	506,302
	2012	170,000	—	95,707	79,098	15,642	360,447

All Other Compensation

The following summarizes the components of column (i) of the Summary Compensation Table above:

Name	Fiscal Year	Company Match Contributions 401(k) Plan	Auto Allowance	Pay in Lieu of Vacation	ESPP Benefit Earnings	Excess Life Insurance	Health Insurance Benefits	Signing Bonus	Total
Arthur P. Bedrosian	2014	$9,438	$13,500	$40,425	—	$923	—	—	$64,286
	2013	8,433	13,500	39,760	—	894	—	—	62,587
	2012	8,280	13,500	—	—	762	—	—	22,542
Martin P. Galvan	2014	$9,380	$10,800	—	—	$465	—	—	$20,645
	2013	8,601	10,800	—	—	640	—	—	20,041
	2012	4,327	10,177	—	—	369	—	—	14,873
William F. Schreck	2014	$10,411	$10,800	$13,973	—	$923	—	—	$36,107
	2013	7,592	10,800	2,968	—	625	—	—	21,985
	2012	7,067	10,800	—	—	396	—	—	18,263
Kevin R. Smith	2014	$9,737	$13,500	—	—	$162	—	—	$23,399
	2013	8,794	13,500	4,234	—	154	—	—	26,682
	2012	8,375	13,500	—	—	138	—	—	22,013
Ernest J. Sabo	2014	$7,553	$10,800	—	—	$894	—	—	$19,247
	2013	4,283	10,800	—	—	625	—	—	15,708
	2012	4,446	10,800	—	—	396	—	—	15,642

Grants of Plan-Based Awards in Fiscal 2014

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities (1)	Exercise or Base Price of Option (2)	Grant Date Fair Value of Stock and Option Awards (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Stocks or Units (#)	Underlying Options (#)	Awards ($/sh)	Options Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(i)

Arthur P. Bedrosian	8/28/2013 (4)	—	—	—	—	—	—	7,500	—	—	$95,325
	9/5/2013	—	—	—	—	—	—	—	90,000	$13.86	726,825
	10/29/2013 (5)	—	—	—	—	—	—	24,375	—	—	596,700
	1/22/2014 (4)	—	—	—	—	—	—	1,875	—	—	65,138
	4/24/2014 (5)	—	—	—	—	—	—	6,875	—	—	238,288
Martin P. Galvan	9/5/2013	—	—	—	—	—	—	—	50,000	$13.86	$403,792
	10/29/2013	—	—	—	—	—	—	22,500	—	—	550,800
	4/24/2014	—	—	—	—	—	—	2,500	—	—	86,650
William F. Schreck	9/5/2013	—	—	—	—	—	—	—	45,000	$13.86	$363,413
	10/29/2013	—	—	—	—	—	—	10,000	—	—	244,800
	4/24/2014	—	—	—	—	—	—	1,225	—	—	42,459
Ernest J. Sabo	9/5/2013	—	—	—	—	—	—	—	39,000	$13.86	$314,958
	10/29/2013	—	—	—	—	—	—	7,800	—	—	190,944
	4/24/2014	—	—	—	—	—	—	500	—	—	17,330
Kevin R. Smith	9/5/2013	—	—	—	—	—	—	—	45,000	$13.86	$363,413
	10/29/2013	—	—	—	—	—	—	10,050	—	—	246,024
	4/24/2014	—	—	—	—	—	—	3,000	—	—	103,980

(1)Reflects stock options granted to recognize the Company’s fiscal 2013 performance, which vest in three equal annual increments.

(2)The exercise price was equal to the Company’s closing stock price on the date of grant.

(3) Stock options were valued using the Black-Scholes option pricing model. The assumptions used in fair value calculations are described in Note 15, “Share-Based Compensation,” in the Form 10-K.  The grant date fair value for other stock grants reflects the number of shares multiplied by the Company’s closing stock price on the applicable date of grant.

(4)Reflects common stock grants provided to all directors for board service.

(5)Includes 1,875 common shares for Board service.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table sets forth information concerning the outstanding stock awards held at June 30, 2014 by each of the NEOs. The options were granted ten years prior to the option expiration date and vest over three years from that grant date.  Restricted shares vest three years from the date of grant.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Arthur P. Bedrosian	25,000	—	—	$8.00	1/18/2016
	30,000	—	—	$6.89	11/27/2016
	75,000	—	—	$4.03	9/17/2017
	30,000	—	—	$2.80	9/18/2018
	75,000	—	—	$6.94	10/29/2019
	59,666	29,834	—	$3.55	8/25/2021
	21,333	42,667	—	$4.16	10/25/2022
	—	90,000	—	$13.86	9/4/2023
						5,000	$248,100

Martin P. Galvan	26,666	13,334	—	$4.73	7/15/2021
	10,666	21,334	—	$4.16	10/25/2022
	—	50,000	—	$13.86	9/4/2023
						2,500	$124,050

William F. Schreck	—	8,334	—	$5.02	7/8/2021
	—	23,334	—	$3.55	8/25/2021
	—	23,334	—	$4.16	10/25/2022
	—	45,000	—	$13.86	9/4/2023
						1,225	$60,785

Ernest J. Sabo	3,260	—	—	$7.48	3/1/2015
	4,000	—	—	$5.18	10/25/2015
	7,500	—	—	$6.89	11/27/2016
	50,000	—	—	$6.94	10/29/2019
	16,667	16,667	—	$3.55	8/25/2021
	11,666	23,334	—	$4.16	10/25/2022
	—	39,000	—	$13.86	9/4/2023
						500	$24,810

Kevin R. Smith	10,200	—	—	$4.03	9/17/2017
	—	16,667	—	$3.55	8/25/2021
	—	23,334	—	$4.16	10/25/2022
	—	45,000	—	$13.86	9/4/2023
						3,000	$148,860

Options Exercised and Stock Vested During the Fiscal Year Ended June 30, 2014

The following table sets forth information concerning stock options exercised and stock awards that vested during fiscal year 2014 for each of the NEOs.

	Options		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Arthur P. Bedrosian	30,000	$842,100	35,625	$1,387,800
Martin P. Galvan	—	—	22,500	1,116,450
William F. Schreck	242,998	9,258,144	10,000	496,200
Ernest J. Sabo	—	—	7,800	387,036
Kevin R. Smith	132,799	4,607,774	10,050	498,681

Employment Agreements

The Company has entered into employment agreements with Arthur P. Bedrosian, President and Chief Executive Officer, Martin P. Galvan, VP of Finance, Chief Financial Officer and Treasurer, Kevin R. Smith, SVP of Sales and Marketing, William F. Schreck, Chief Operating Officer, Ernest J. Sabo, VP of Regulatory Affairs and Chief Compliance Officer, and Robert Ehlinger, VP of Logistics and Chief Information Officer. Each of the agreements provides for an annual base salary and eligibility to receive a bonus. The salary and bonus amounts of these executives are determined by the review and approval of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors. Additionally, these executives are eligible to receive stock options and restricted stock awards. Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability. In certain termination situations, the Company is liable to pay these executives severance compensation as discussed in the table below.

Potential Payments upon Termination or Change in Control

The following table assumes that the relevant triggering event occurred on June 30, 2014.  The fair market values of share-based compensation (i.e. Stock Options and Restricted Stock) were calculated using the closing price of Lannett Company, Inc. stock ($49.62) on June 30, 2014, which was the last trading day of Fiscal 2014.  The “spread,” the difference between the fair market value of Lannett Company’s stock on June 30, 2014, and the option exercise price, was used for valuing stock options.

Name	Base Salary Continuation	Annual Cash Bonus	Acceleration and Exercisability Of Unvested Stock Option Awards	Acceleration Of Unvested Restricted Stock	Insurance Benefit Continuation	Other Benefits	Total
Arthur P. Bedrosian
Without Cause/With Good Reason (1) (2)	$1,617,000	$808,500	$6,532,494	$248,100	$38,778	$7,232	$9,252,104
For Cause (3) (4)	—	808,500	—	—	—	7,232	815,732
Retirement / Death / Disability (3)	—	808,500	—	—	—	7,232	815,732
Change in Control (5)	1,617,000	808,500	6,532,494	248,100	38,778	7,232	9,252,104
Martin P. Galvan
Without Cause/With Good Reason (1) (2)	$475,500	$380,400	$3,356,407	$124,050	$30,864	$5,316	$4,372,537
For Cause (3) (4)	—	380,400	—	—	—	5,316	385,716
Retirement / Death / Disability (3)	—	380,400	—	—	—	5,316	385,716
Change in Control (5)	475,500	380,400	3,356,407	124,050	30,864	5,316	4,372,537
William F. Schreck
Without Cause/With Good Reason (1) (2)	$519,000	367,622	$4,116,657	$60,785	$29,822	$6,028	$5,099,914
For Cause (3) (4)	—	367,622	—	—	—	6,028	373,650
Retirement / Death / Disability (3)	—	367,622	—	—	—	6,028	373,650
Change in Control (5)	519,000	367,622	4,116,657	60,785	29,822	6,028	5,099,914
Ernest J. Sabo
Without Cause/With Good Reason (1) (2)	$345,000	172,500	$3,223,252	$24,810	$15,348	$3,692	$3,784,602
For Cause (3) (4)	—	172,500	—	—	—	3,692	176,192
Retirement / Death / Disability (3)	—	172,500	—	—	—	3,692	176,192
Change in Control (5)	345,000	172,500	3,223,252	24,810	15,348	3,692	3,784,602
Kevin R. Smith
Without Cause/With Good Reason (1) (2)	$417,000	$333,600	$3,437,812	$148,860	$38,118	$4,896	$4,380,286
For Cause (3) (4)	—	333,600	—	—	—	4,896	338,496
Retirement / Death / Disability (3)	—	333,600	—	—	—	4,896	338,496
Change in Control (5)	417,000	333,600	3,437,812	148,860	38,118	4,896	4,380,286

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

COMPENSATION OF DIRECTORS

For Fiscal 2014, our non-employee directors received a cash retainer of $90,000, payable in monthly increments of $7,500, for board and committee service.  No other cash retainers or meeting fees were provided.

In August 2013, each board member received an award of 7,500 common shares, immediately vested at grant, for board service in Fiscal 2013.  In Fiscal 2014, board members received quarterly grants of 1,875 common shares, beginning in October 2013, which were immediately vested at grant.  Grant date values shown in the table below are associated with board service in Fiscal 2013 and three quarters of Fiscal 2014 (the last quarterly grant for fiscal 2014 board service occurred in July 2014), and reflect the Company’s strong performance and significant stock price appreciation over that period.

Effective in July 2014, the Board of Directors approved stock ownership guidelines for non-employee directors equal to three times their cash retainer.  Non-employee directors must meet required ownership levels within five years of first becoming subject to the guidelines.

The following table shows compensation information for fiscal 2014 for non-employee members of our Board of Directors.

	Fees Earned	Stock Awards (1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jeffrey Farber	$90,000	$271,350	—	—	—	—	$361,350

Kenneth Sinclair (2)	45,000	206,363	—	—	—	—	251,363

David Drabik	90,000	271,350	—	—	—	—	361,350

Paul Taveira	90,000	271,350	—	—	—	—	361,350

James Maher (3)	90,000	207,800	—	—	—	—	297,800

(1)         Reflects grant date award value for equity grants received in fiscal 2014.  Includes, as applicable, grant of 7,500 common shares on 8/28/13 for board service in fiscal 2013.  Also includes, as applicable, quarterly grants of 1,875 common shares for fiscal 2014 board service made on 10/29/13, 1/22/14, and 4/24/14.

(2)         Dr. Sinclair did not stand for re-election at the January 2014 annual shareholders meeting.

(3)         Mr. Maher joined the Board in July 2013.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2014, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2006, 2011 and 2014 Long Term Incentive Plans (“LTIPs”) generally vest equally over a three year period from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly	Total Shares		Percent of Class	Number of Shares		Percent of Class

Arthur P. Bedrosian 13200 Townsend Road Philadelphia, PA 19154	President and Chief Executive Officer	648,817	41,650	690,467	(1)	1.93%	1,066,300	(1),(2)	2.96%

David Drabik 13200 Townsend Road Philadelphia, PA 19154	Director	27,500	0	27,500		0.08%	27,500		0.08%

Robert Ehlinger 13200 Townsend Road Philadelphia, PA 19154	VP of Logistics and Chief Information Officer	31,064	0	31,064		0.09%	170,321	(3)	0.48%

William Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman Emeritus	3,315,812	0	3,315,812		9.29%	3,315,815		9.29%

Jeffrey Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman of the Board, Director	522,470	4,470,050	4,992,520	(4)	13.99%	5,017,520	(4),(5)	14.05%

David Farber 6884 Brook Hollow Ct West Bloomfield, MI 48322		80,870	4,581,581	4,662,451	(6)	13.07%	4,662,451	(6)	13.07%

Farber Properties 1775 John R Road Troy, MI 48083		3,850,000	0	3,850,000	(7)	10.79%	3,850,000	(7)	10.79%

Farber Family LLC 1775 John R Road Troy, MI 48083		528,142	0	528,142	(8)	1.48%	528,142	(8)	1.48%

Farber Investment LLC 1775 John R Road Troy, MI 48083		38,000	0	38,000	(9)	0.11%	38,000	(9)	0.11%

Martin Galvan 13200 Townsend Road Philadelphia, PA 19154	VP of Finance, Chief Financial Officer and Treasurer	31,499	0	31,499	(10)	0.09%	98,831	(10),(11)	0.28%

James M. Maher 13200 Townsend Road Philadelphia, PA 19154	Director	10,500	0	10,500		0.03%	10,500		0.03%

Ernest J. Sabo 13200 Townsend Road Philadelphia, PA 19154	VP of Regulatory Affairs and Chief Compliance Officer	23,395	0	23,395	(12)	0.07%	146,155	(12),(13)	0.41%

William F. Schreck 13200 Townsend Road Philadelphia, PA 19154	Chief Operating Officer	219,357	0	219,357	(14)	0.61%	266,025	(14),(15)	0.74%

Kevin R. Smith 13200 Townsend Road Philadelphia, PA 19154	VP of Sales and Marketing	67,752	0	67,752	(16)	0.19%	109,619	(16),(17)	0.31%

Paul Taveira 13200 Townsend Road Philadelphia, PA 19154	Director	17,500	0	17,500		0.05%	17,500		0.05%

All directors and executive officers as a group (11 persons)		1,599,854	4,511,700	6,111,554		17.13%	6,930,271		18.99%

(1)               Includes 41,650 shares owned by Arthur P. Bedrosian’s wife.  Mr. Bedrosian disclaims beneficial ownership of these shares.  Includes 20,000 unvested shares received pursuant to a restricted stock awards granted in April 2014 and July 2014.

(2)               Includes 25,000 vested options to purchase common stock at an exercise price of $8.00 per share, 30,000 vested options to purchase common stock at an exercise price of $6.89 per share, 75,000 vested options to purchase common stock at an exercise price of $4.03 per share, 30,000 vested options to purchase common stock at an exercise price of $2.80, 75,000 vested options to purchase common stock at an exercise price of $6.94 per share, 89,500 vested options to purchase common stock at an exercise price of $3.55, 21,333 vested options to purchase common stock at an exercise price of $4.16, and 30,000 vested options to purchase common stock at an exercise price of $13.86.

(3)               Includes 10,425 vested options to purchase common stock at an exercise price of $5.05 per share, 7,500 vested options to purchase common stock at an exercise price of $6.89 per share, 15,000 vested options to purchase common stock at an exercise price of $4.03 per share, 15,000 vested options to purchase common stock at an exercise price of $6.94 per share, 18,000 vested options to purchase common stock at an exercise price of $5.02, 50,000 vested options to purchase common stock at an exercise price of $3.55, 11,666 vested options to purchase common stock at an exercise price of $4.16, and 11,666 vested options to purchase common stock at an exercise price of $13.86.

(4)               Includes 3,850,000 shares held by Farber Properties Group LLC (“FPG”).  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 1,925,000 shares held by FPG.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 36,629 shares held by Jeffrey Farber as custodian for his children, 17,279 shares held as joint custodian with David Farber for a relative, and also includes 38,000 shares held by Farber Investment Company (“FIC”).  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(5)               Includes 20,000 vested options to purchase common stock at an exercise price of $4.55, and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(6)               Includes 3,850,000 shares held by FPG.  FPG is managed and jointly owned by Jeffrey Farber and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of 1,925,000 shares held by FPG.  Includes 528,142 shares held by FFLLC which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 148,160 shares held by David Farber as custodian for his children and 17,279 shares held as joint custodian with Jeffrey Farber for a relative.  Also includes 38,000 shares held by FIC.  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(7)               Farber Properties Group, LLC is managed and jointly owned by Jeffrey Farber and David Farber.

(8)               Farber Family LLC is managed by Jeffrey Farber and David Farber.

(9)               Farber Investment LLC is beneficially owned 25% each by Jeffrey and David Farber and 50% by Larry Farber.

(10)         Includes 10,000 unvested shares received pursuant to a restricted stock awards granted in April 2014 and July 2014.

(11)         Includes 40,000 vested options to purchase common stock at an exercise price of $4.73 per share, 10,666 vested options to purchase common stock at an exercise price of $4.16 per share, and 16,666 vested options to purchase common stock at an exercise price of $13.86.

(12)         Includes 2,000 unvested shares received pursuant to a restricted stock awards granted in April 2014 and July 2014.

(13)         Includes 3,260 vested options to purchase common stock at an exercise price of $7.48 per share, 4,000 vested options to purchase common stock at an exercise price of $5.18 per share, 7,500 vested options to purchase common stock at an exercise price of $6.89 per share, 50,000 vested options to purchase common stock at an exercise price of $6.94 per share, 33,334 vested options to purchase common stock at an exercise price of $3.55, 11,666 vested options to purchase common stock at an exercise price of $4.16 per share, and 13,000 vested options to purchase common stock at an exercise price of $13.86.

(14)         Includes 4,900 unvested shares received pursuant to a restricted stock awards granted in April 2014 and July 2014.

(15)         Includes 8,334 vested options to purchase common stock at an exercise price of $5.02, 23,334 vested options to purchase common stock at an exercise price of $3.55, and 15,000 vested options to purchase common stock at an exercise price of $13.86 per share.

(16)         Includes 12,000 unvested shares received pursuant to a restricted stock awards granted in April 2014 and July 2014.

(17)         Includes 10,200 vested options to purchase common stock at an exercise price of $4.03 per share, 16,667 vested options to purchase common stock at an exercise price of $3.55, and 15,000 vested options to purchase common stock at an exercise price of $13.86 per share.

*   Percent of class calculation is based on 35,684,367 outstanding shares of common stock at July 31, 2014.

** Assumes that all options exercisable within sixty days have been exercised.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2014:

(In thousands, except for weighted average exercise price) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	2,205	$7.84	3,043

Equity Compensation plans not approved by security holders	—	—	—

Total	2,205	$7.84	3,043

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had sales of $2.3 million, $1.3 million and $757 thousand during the fiscal years ended June 30, 2014, 2013, and 2012, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal stockholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $980 thousand and $200 thousand at June 30, 2014 and 2013, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Lannett Company, Inc. paid a management consultant, who is related to Mr. Bedrosian, $105 thousand in fees and $24 thousand in reimbursable expenses during Fiscal 2014 and $107 thousand in fees and $38 thousand in reimbursable expenses during Fiscal 2013.  This consultant provided management, construction planning, laboratory set up and administrative services in regards to the Company’s initial set up of its bio-study laboratory in a foreign country.  It is expected that this consultant will continue to be utilized into fiscal year 2015.  In the Company’s opinion, the fee rates paid to this consultant and the expenses reimbursed to him were not more favorable than what would have been paid to a non-related party.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2014, 2013 and 2012.  No relationship exists, other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2014, 2013 and 2012.

(In thousands)	Audit Fees	Audit-Related	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2014:	$444	$—	$69	$—	$513
Fiscal 2013:	$375	$—	$103	$14	$492
Fiscal 2012:	$338	$—	$107	$—	$445

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

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.                   Consolidated Financial Statements:

See accompanying Index to Consolidated Financial Statements.

2.                   Consolidated Financial Statement Schedules:

Lannett Company, Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

Description (In thousands)	Balance at Beginning of Fiscal Year	Charged to (Reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2014	$41	$74	$—	$115
2013	124	(83)	—	41
2012	124	—	—	124

Inventory Valuation
2014	$2,002	$2,918	$2,536	$2,384
2013	1,472	876	346	2,002
2012	3,486	1,745	3,759	1,472

Deferred Tax Asset Valuation Allowance
2014	$2,140	$149	$—	$2,289
2013	2,112	28	—	2,140
2012	2,032	80	—	2,112

3.                    Exhibits:

Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit Number	Description	Method of Filing

3.1	Certificate of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

3.3	Amendment No. 1 to amended and restated By-Laws	Incorporated by reference to Exhibit 3.3 on Form 8-K dated January 16, 2014

3.4	Amendment No. 2 to amended and restated By-Laws	Incorporated by reference to Exhibit 3.4 on Form 8-K dated July 17, 2014

3.5	Updated and Amended Certificate of Incorporation	Filed Herewith

3.6	Updated and Amended By-Laws	Filed Herewith

Exhibit Number	Description	Method of Filing

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development	Incorporated by reference to Exhibit 10(af) to the Annual

	Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5*	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6*	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7*	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

10.11*	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13*	2006 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15*	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

10.16*	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 8, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N. A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

Exhibit Number	Description	Method of Filing

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

10.19*	Second Amended and Restated Employment Agreement of Arthur P. Bedrosian	Incorporated by reference to Exhibit 10.19 on Form 8-K dated January 3, 2013

10.20*	Amended and Restated Employment Agreement of Martin P. Galvan	Incorporated by reference to Exhibit 10.20 on Form 8-K dated January 3, 2013

10.21*	Amended and Restated Employment Agreement of William F. Schreck	Incorporated by reference to Exhibit 10.21 on Form 8-K dated January 3, 2013

10.22*	Amended and Restated Employment Agreement of Kevin Smith	Incorporated by reference to Exhibit 10.22 on Form 8-K dated January 3, 2013

10.23*	Amended and Restated Employment Agreement of Ernest J. Sabo	Incorporated by reference to Exhibit 10.23 on Form 8-K dated January 3, 2013

10.24*	Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.24 on Form 8-K dated January 3, 2013

10.25	Amendment to Agreement dated March 23, 2004 by and between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.25 on Form 8-K dated August 19, 2013

10.26	Credit Agreement dated as of December 18, 2013 among Lannett Company Inc., as the Borrower, Certain Financial Institutions as the Lenders, and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.26 on Form 8-K dated December 19, 2013

10.27	Guaranty and Security Agreement dated as of December 18, 2013, among Lannett Company, Inc., the Subsidiaries of Lannett Company, Inc. identified therein, and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.27 on Form 8-K dated December 19, 2013

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

Exhibit Number	Description	Method of Filing

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	August 29, 2014	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 29, 2014	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Date:	August 29, 2014	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Date:	August 29, 2014	By:	/s/ Jeffrey Farber
Jeffrey Farber,
Director, Chairman of the Board of Directors

Date:	August 29, 2014	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
Director, President and Chief Executive Officer

Date:	August 29, 2014	By:	/s/ David Drabik
David Drabik,
Director, Chairman of Governance and Nominating Committee

Date:	August 29, 2014	By:	/s/ Paul Taveira
Paul Taveira,
Director, Chairman of Compensation Committee

Date:	August 29, 2014	By:	/s/ James M. Maher
James M. Maher,
Director, Chairman of Audit Committee

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

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control-Integrated Framework in conducting its assessment as of June 30, 2014.  As a result of this assessment, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  Grant Thornton, LLP’s opinion on the Company’s internal control over financial reporting appears on page 78 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lannett Company, Inc.

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and Subsidiaries (collectively, the Company) as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 30, 2014.  Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 29, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lannett Company, Inc.

We have audited Lannett Company, Inc. and Subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of June 30, 2014, based on criteria established in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Lannett Company, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Lannett Company, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Lannett Company, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in 1992 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2014, and our report dated August 29, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 29, 2014

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$105,587	$42,689
Investment securities	40,693	8,461
Accounts receivable, net	61,325	26,413
Inventories, net	44,844	32,531
Deferred tax assets	11,265	4,874
Other current assets	1,833	1,161
Total current assets	265,547	116,129
Property, plant and equipment, net	61,704	40,141
Intangible assets, net	927	2,547
Deferred tax assets	14,234	8,005
Other assets	361	930
TOTAL ASSETS	$342,773	$167,752

LIABILITIES
Current liabilities:
Accounts payable	$20,982	$22,668
Accrued expenses	3,901	1,630
Accrued payroll and payroll-related expenses	12,860	6,910
Rebates payable	4,558	1,067
Income taxes payable	4,569	154
Current portion of long-term debt	129	670
Total current liabilities	46,999	33,099
Long-term debt, less current portion	1,009	5,844
TOTAL LIABILITIES	48,008	38,943
Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 and 50,000,000 shares authorized; 36,088,272 and 29,284,592 shares issued; 35,571,280 and 28,848,679 shares outstanding at June 30, 2014 and 2013, respectively)	36	29
Additional paid-in capital	216,793	104,075
Retained earnings	83,654	26,553
Accumulated other comprehensive loss	(54)	(47)
Treasury stock (516,992 and 435,913 shares at June 30, 2014 and 2013, respectively)	(5,959)	(2,034)
Total Lannett Company, Inc. stockholders’ equity	294,470	128,576
Noncontrolling Interest	295	233
Total stockholders’ equity	294,765	128,809
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,773	$167,752

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2014	2013	2012

Net sales	$273,771	$151,054	$122,990
Cost of sales	99,263	93,634	84,043
JSP contract renewal cost	20,100	—	—
Gross profit	154,408	57,420	38,947
Operating expenses:
Research and development	27,713	16,253	11,844
Selling, general, and administrative	38,606	22,410	20,193
Total operating expenses	66,319	38,663	32,037
Operating income	88,089	18,757	6,910
Other income (expense):
Foreign currency gain (loss)	1	3	(62)
Gain (loss) on sale of assets	(142)	111	4
Gain (loss) on investment securities	1,907	699	(103)
Litigation settlement	—	1,250	—
Interest and dividend income	295	116	142
Interest expense	(130)	(251)	(273)
Total other income (expense)	1,931	1,928	(292)
Income before income taxes	90,020	20,685	6,618
Income tax expense	32,857	7,303	2,600
Net income	57,163	13,382	4,018
Less: Net income attributable to noncontrolling interest	62	65	70
Net income attributable to Lannett Company, Inc.	$57,101	$13,317	$3,948

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.70	$0.47	$0.14
Diluted	$1.62	$0.46	$0.14

Weighted average common shares outstanding:
Basic	33,663,589	28,467,598	28,263,335
Diluted	35,193,376	28,942,933	28,408,432

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012

Net income	$57,163	$13,382	$4,018
Other comprehensive income (loss), before taxes:
Foreign currency translation gain (loss)	(7)	16	(85)
Unrealized holding loss on investment securities	—	—	(3)
Total other comprehensive income (loss), before taxes	(7)	16	(88)
Income tax related to items of other comprehensive income	—	—	1
Total other comprehensive income (loss), net of taxes	(7)	16	(87)
Comprehensive income	57,156	13,398	3,931
Less: Total comprehensive income attributable to noncontrolling interest	62	65	70
Comprehensive income attributable to Lannett Company, Inc.	$57,094	$13,333	$3,861

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Attributable to	Noncontrolling	Stockholders’
	Issued	Amount	Capital	Earnings	Income (loss)	Stock	Lannett Co., Inc.	Interest	Equity

Balance, July 1, 2011	28,404	$28	$97,082	$9,288	$24	$(872)	$105,550	$139	$105,689

Shares issued in connection with share-based compensation plans	190	1	271	—	—	—	272	—	272
Share-based compensation	—	—	2,162	—	—	—	2,162	—	2,162
Purchase of treasury stock	—	—	—	—	—	(722)	(722)	—	(722)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(19)	(19)
Other comprehensive loss, net of income tax	—	—	—	—	(87)	—	(87)	—	(87)
Net income	—	—	—	3,948	—	—	3,948	70	4,018

Balance, June 30, 2012	28,594	$29	$99,515	$13,236	$(63)	$(1,594)	$111,123	$190	$111,313

Shares issued in connection with share-based compensation plans	691	—	3,083	—	—	—	3,083	—	3,083
Share-based compensation	—	—	1,477	—	—	—	1,477	—	1,477
Purchase of treasury stock	—	—	—	—	—	(440)	(440)	—	(440)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Other comprehensive income, net of income tax	—	—	—	—	16	—	16	—	16
Net income	—	—	—	13,317	—	—	13,317	65	13,382

Balance, June 30, 2013	29,285	$29	$104,075	$26,553	$(47)	$(2,034)	$128,576	$233	$128,809

Shares issued in connection with share-based compensation plans	1,053	1	5,368	—	—	—	5,369	—	5,369
Share-based compensation	—	—	9,026	—	—	—	9,026	—	9,026
Shares issued in connection with the JSP contract renewal	1,500	2	20,098	—	—	—	20,100	—	20,100
Shares issued in connection with stock offering	4,250	4	71,474	—	—	—	71,478	—	71,478
Excess tax benefits on share-based compensation awards	—	—	6,752	—	—	—	6,752	—	6,752
Purchase of treasury stock	—	—	—	—	—	(3,925)	(3,925)	—	(3,925)
Other comprehensive loss, net of income tax	—	—	—	—	(7)	—	(7)	—	(7)
Net income	—	—	—	57,101	—	—	57,101	62	57,163

Balance, June 30, 2014	36,088	$36	$216,793	$83,654	$(54)	$(5,959)	$294,470	$295	$294,765

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$57,163	$13,382	$4,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,984	6,198	5,735
Deferred income tax expense (benefit)	(12,886)	783	1,082
Share-based compensation	9,026	1,477	2,162
Excess tax benefits on share-based compensation awards	(7,017)	(240)	—
Loss (gain) on sale of assets	142	(111)	(4)
Loss (gain) on investment securities	(1,907)	(699)	103
JSP contract renewal cost	20,100	—	—
Other noncash expenses	111	16	15
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(34,912)	173	(6,285)
Inventories	(12,313)	(5,467)	(161)
Income taxes payable	11,432	2,514	1,516
Prepaid expenses and other assets	154	317	(110)
Rebates payable	3,491	(345)	1,012
Accounts payable	(1,686)	4,679	(389)
Accrued expenses	2,271	111	164
Accrued payroll and payroll related	5,950	3,712	2,263
Net cash provided by operating activities	45,103	26,500	11,121
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,082)	(7,788)	(5,237)
Proceeds from sale of property, plant and equipment	48	279	7
Proceeds from sale of investment securities	23,374	22,456	35,910
Purchase of investment securities	(53,699)	(23,550)	(23,301)
Net cash provided by (used in) investing activities	(56,359)	(8,603)	7,379
FINANCING ACTIVITIES:
Repayments of debt	(5,376)	(647)	(661)
Proceeds from issuance of stock in connection with share-based compensation plans	5,369	—	—
Excess tax benefits on share-based compensation awards	7,017	240	—
Proceeds from issuance of stock	71,478	3,083	272
Deferred financing fees	(402)	—	—
Purchase of treasury stock	(3,925)	(440)	(722)
Distribution to noncontrolling interest	—	(22)	(19)
Net cash provided by (used in) financing activities	74,161	2,214	(1,130)
Effect on cash and cash equivalents of changes in foreign exchange rates	(7)	16	(85)
NET INCREASE IN CASH AND CASH EQUIVALENTS	62,898	20,127	17,285
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,689	22,562	5,277
CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,587	$42,689	$22,562
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$130	$251	$272
Income taxes paid	$34,311	$4,006	$1

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Business And Nature of Operations

Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral (tablets and capsules), extended release, topical, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  The Company also manufactures active pharmaceutical ingredients through its Cody Laboratories, Inc. (“Cody Labs”) subsidiary, providing a vertical integration benefit.  Additionally, the Company distributes products under various distribution agreements, most notably the Jerome Stevens Distribution Agreement.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program.  Additionally, significant estimates and assumptions are required when determining the fair value of long-lived assets, income taxes, contingencies, and share-based compensation.  Because of the inherent subjectivity and complexity involved in these estimates and assumptions, actual results could differ from those estimates.

Foreign currency translation

The Consolidated Financial Statements are presented in U.S. Dollars, the reporting currency of the Company.  The financial statements of the Company’s foreign subsidiary are maintained in local currency and translated into U.S. dollars at the end of each reporting period.  Assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period.  The adjustments resulting from the use of differing exchange rates are recorded as part of stockholders’ equity in accumulated comprehensive income (loss).  Gains and losses resulting from transactions denominated in foreign currencies are recognized in the Consolidated Statements of Operations under Other income (expense).  Amounts recorded due to foreign currency fluctuations are immaterial to the consolidated financial statements.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for the fiscal years ended June 30, 2014, 2013, and 2012 was $4.6 million, $4.3 million and $3.9 million, respectively.

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

Segment Information

The Company operates one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for fiscal years ended June 30, 2014, 2013 and 2012:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2014	2013	2012
Antibiotic	$13,572	$9,167	$6,724
Cardiovascular	62,121	25,876	18,142
Gallstone	6,578	6,114	5,991
Glaucoma	11,987	6,410	4,252
Gout	10,822	5,092	484
Migraine	14,527	5,418	5,971
Obesity	4,032	4,721	3,755
Pain Management	27,174	21,232	20,870
Thyroid Deficiency	102,248	57,978	50,849
Other	20,710	9,046	5,952
Total	$273,771	$151,054	$122,990

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2014, 2013 and 2012, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	June 30, 2014	June 30, 2013	June 30, 2012

Product 1	37%	38%	41%
Product 2	20%	8%	9%
Product 3	8%	10%	8%

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2014, 2013 and 2012, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	June 30, 2014	June 30, 2013	June 30, 2012

Customer A	19%	12%	11%
Customer B	13%	17%	18%
Customer C	9%	10%	12%

At June 30, 2014 and June 30, 2013, four customers accounted for 67% and 78%, respectively of the Company’s net accounts receivable balance, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition and collateral is generally not required.

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 62%, 60% and 64% of the Company’s inventory purchases in fiscal year 2014, 2013 and 2012, respectively.  See Note 19 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $51.9 million and $17.5 million at June 30, 2014 and 2013, respectively.  Rebates payable at June 30, 2014 and 2013 included $4.6 million and $1.0 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued authoritative guidance on revenue recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

Note 3.  Accounts Receivable

Accounts receivable consisted of the following components at June 30, 2014 and 2013:

(In thousands)	June 30, 2014	June 30, 2013
Gross accounts receivable	$113,420	$43,923
Less Chargebacks reserve	(30,320)	(7,267)
Less Rebates reserve	(10,532)	(2,513)
Less Returns reserve	(9,341)	(6,689)
Less Other deductions	(1,787)	(1,000)
Less Allowance for doubtful accounts	(115)	(41)
Account receivable, net	$61,325	$26,413

For the fiscal year ended June 30, 2014, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $144.6 million, $56.3 million, $6.6 million, and $21.5 million, respectively.  For the fiscal year ended June 30, 2013, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $67.9 million, $23.7 million, $4.5 million, and $10.2 million, respectively.  For the fiscal year ended June 30, 2012, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $68.4 million, $21.2 million, $4.7 million, and $6.8 million, respectively.

Note 4.  Inventories

Inventories, net of allowances, at June 30, 2014 and 2013 consisted of the following:

(In thousands)	June 30, 2014	June 30, 2013
Raw Materials	$19,767	$14,224
Work-in-process	5,440	3,122
Finished Goods	17,592	13,133
Packaging Supplies	2,045	2,052
Total	$44,844	$32,531

During the fiscal years ended June 30, 2014, 2013 and 2012, the Company recorded provisions for excess and obsolete inventory of $2.9 million, $876 thousand and $1.7 million, respectively.  The reserve for excess and obsolete inventory was $2.4 million and $2.0 million at June 30, 2014 and 2013, respectively.

Note 5.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2014 and 2013 consisted of the following:

(In thousands)	Useful Lives	June 30, 2014	June 30, 2013
Land	—	$4,641	$1,350
Building and improvements	10 - 39 years	42,013	32,992
Machinery and equipment	5 - 10 years	37,678	32,620
Furniture and fixtures	5 - 7 years	1,416	1,290
Construction in progress	—	11,454	2,892
Property, plant and equipment, gross		97,202	71,144
Less accumulated depreciation		(35,498)	(31,003)
Property, plant and equipment, net		$61,704	$40,141

During the fiscal years ended June 30, 2014, 2013 and 2012, the Company had no impairment charges.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.1 million and $1.3 million at June 30, 2014 and 2013, respectively.

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

The Company follows the authoritative guidance of ASC Topic 820 “Fair Value Measurements and Disclosures.”  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s financial assets and liabilities measured at fair value are entirely within Level 1 of the hierarchy as defined below:

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

The Company’s financial assets and liabilities measured at fair value at June 30, 2014 and June 30, 2013 were as follows:

	June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$15,193	$—	$—	$15,193
Certificates of Deposit	25,500	—	—	25,500
Total Investment Securities	$40,693	$—	$—	$40,693

	June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$8,461	$—	$—	$8,461
Total Investment Securities	$8,461	$—	$—	$8,461

Note 7.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $1.9 million during the fiscal year ended June 30, 2014, which included an unrealized gain related to securities still held at June 30, 2014 of $745 thousand.

The Company had a net gain on investment securities during the fiscal year ended June 30, 2013 of $699 thousand, which included an unrealized gain related to securities still held at June 30, 2013 of $75 thousand.

The Company had a net loss on investment securities of $103 thousand during the fiscal year ended June 30, 2012, which included an unrealized loss related to securities still held at June 30, 2012 of $204 thousand.

Note 8.  Intangible Assets

Intangible assets, net as of June 30, 2014 and 2013, consisted of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

JSP Marketing and Distribution Rights	$16,062	$16,062	$(16,062)	$(14,723)	$—	$1,339
Cody Labs Import License	582	582	(232)	(193)	350	389
Morphine Sulfate Oral Solution NDA	202	398	(65)	(51)	137	347
Other ANDA Product Rights(A)	600	600	(160)	(128)	440	472
	$17,446	$17,642	$(16,519)	$(15,095)	$927	$2,547

(A) The amounts above include the product line covered by the ANDA’s purchased in August 2009 for $149 thousand.  These ANDA’s are not being amortized at this time and will not be amortized until such time as the Company begins shipping these products.

For the fiscal years ended June 30, 2014, 2013 and 2012, the Company recorded amortization expense of $1.4 million, $1.9 million, and $1.9 million, respectively.  There were no impairments related to intangible assets during fiscal year 2014, 2013 and 2012.

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

Future annual amortization expense consists of the following:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2015	$82
2016	82
2017	82
2018	82
2019	79
Thereafter	371
$778

Note 9.  Bank Line of Credit

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent, and another financial institution.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt.  See Note 10 “Long-Term Debt” for more information.  As of June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of June 30, 2014 the Company was in compliance with all financial covenants.

Note 10.  Long-Term Debt

Long-term debt consisted of the following:

	June 30,	June 30,
(In thousands)	2014	2013
Pennsylvania Industrial Development Authority loan	$—	$696
Tax-exempt bond loan (PAID)	—	150
Wells Fargo N.A. Townsend Road mortgage	—	2,614
Pennsylvania Industrial Development Authority Townsend Road mortgage	—	1,794
First National Bank of Cody mortgage	1,138	1,260
Total debt	1,138	6,514
Less current portion	129	670
Long term debt	$1,009	$5,844

Current Portion of Long Term Debt:

	June 30,	June 30,
(In thousands)	2014	2013
Pennsylvania Industrial Development Authority loan	$—	$84
Tax-exempt bond loan (PAID)	—	150
Wells Fargo N.A. Townsend Road mortgage	—	204
Pennsylvania Industrial Development Authority Townsend Road mortgage	—	109
First National Bank of Cody mortgage	129	123
Total current portion of long term debt	$129	$670

The Company financed $1.3 million through the Pennsylvania Industrial Development Authority (“PIDA”).  In December 2013, the Company repaid, in full, the PIDA loan.

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

The Company negotiated a set of mortgages on its Townsend Road facility with both Wells Fargo and the PIDA.  In December 2013, the Company repaid, in full, both mortgages associated with its Townsend Road facility.  The Wells Fargo portion of the loan was originally for $3.1 million, had a floating interest rate of the one month LIBOR rate plus 2.95%, was amortized over a 15 year term and had an 8 year maturity date.  The effective interest rate at June 30, 2013 was 3.14%.  The PIDA portion of the loan was originally for $2.0 million, had an interest rate of 3.75% and matured in 15 years.  As of June 30, 2013, the Company was in compliance with the financial covenants under the agreements.  The Company had also previously executed Security Agreements with Wells Fargo, PIDA and Philadelphia Industrial Development Corporation (“PIDC”) in which the Company had agreed to pledge its working capital, some equipment and its Townsend Road property to collateralize the amounts due.  These Security Agreements were terminated in December 2013 as a result of the Company’s repayment of both mortgages in connection with establishing the Citibank Line of Credit.

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of June 30, 2014 and June 30, 2013, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.

Long-term debt amounts due, for the twelve month periods ending June 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2015	$129
2016	135
2017	141
2018	148
2019	154
Thereafter	431
Total	$1,138

Note 11.  Legal and Regulatory Matters

Richard Asherman

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

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  The Company maintains that it acted in compliance with all applicable laws and regulations and intends to cooperate with the Connecticut Attorney General’s investigation.

Class Action - David Schaefer

On August 27, 2014, David Schaefer, as an alleged class representative, filed a class action complaint in the United States District Court, Eastern District of Pennsylvania (14-cv-05008) against the Company and certain of its officers, alleging violations of federal securities laws arising out of statements about the Company made in its securities filings during the period of September 10, 2013 through July 16, 2014.  The complaint alleges that the statements were false and misleading because the defendants allegedly knew at the time the statements were made that the Company was in violation of Connecticut antitrust laws relating to its sale of digoxin.  The Company believes that the complaint is without merit and intends to vigorously dispute the allegations contained in the complaint.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Schaefer’s claims or of any potential loss, if any, to the Company.

Patent Infringement (Paragraph IV Certification)

There is substantial litigation in the pharmaceutical industry with respect to the manufacture, use, and sale of new products which are the subject of conflicting patent and intellectual property claims.  Certain of these claims relate to paragraph IV certifications, which allege that an innovator patent is invalid or would not be infringed upon by the manufacture, use, or sale of the new drug.

Zomig®

The Company filed with the Food and Drug Administration an Abbreviated New Drug Application (ANDA) No. 206350, along with a paragraph IV certification, alleging that the two patents associated with the Zomig® nasal spray product (U.S. Patent No. 6,750,237 and U.S. Patent No. 67,220,767) are invalid.  In July 2014, AstraZeneca AB, AstraZeneca UK Limited, and Impax Laboratories, Inc. filed two patent infringement lawsuits in the United States District Court for the District of Delaware, alleging that the Company’s filing of ANDA constitutes an act of patent infringement and seeking a declaration that the two patents at issue are valid and infringed.

The deadline for filing answers to the complaints is September 3, 2014.  Although the ultimate resolution of this matter is unknown, the legal fees associated with this patent challenge may have a significant impact on the Company’s financial position or results of operations in future periods.

Note 12.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment in the ordinary course of business for initial lease terms not greater than 12 months, which are typically renewed annually.  Rental and lease expense was not material for all periods presented.  In addition, the Company owns all of its properties.

Note 13.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of June 30, 2014 and 2013:

(In thousands)	June 30, 2014	June 30, 2013
Foreign Currency Translation
Beginning Balance, July 1	$(47)	$(63)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(7)	16
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(7)	16
Ending Balance, June 30	(54)	(47)
Total Accumulated Other Comprehensive Loss	$(54)	$(47)

Note 14.  Earnings Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options and treats unvested restricted stock as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share was as follows:

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2014	2013	2012

Net Income Attributable to Lannett Company, Inc.	$57,101	$13,317	$3,948

Basic weighted average common shares outstanding	33,663,589	28,467,598	28,263,335
Effect of potentially dilutive options and restricted stock awards	1,529,787	475,335	145,097
Diluted weighted average common shares outstanding	35,193,376	28,942,933	28,408,432

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.70	$0.47	$0.14
Diluted	$1.62	$0.46	$0.14

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2014, 2013 and 2012 were 18 thousand, 1.0 million, and 2.3 million, respectively.

Note 15.  Share-based Compensation

At June 30, 2014, the Company had four share-based employee compensation plans (the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP”, the 2011 LTIP and the 2014 LTIP).  Together these plans authorized an aggregate total of 8.1 million shares to be issued.  The plans have a total of 3.0 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of June 30, 2014, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the fiscal years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	June 30, 2014	June 30, 2013	June 30, 2012
Risk-free interest rate	2.1%	1.0%	1.1%
Expected volatility	62.8%	61.6%	63.5%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	7.5%	7.5%	7.5%
Expected term (in years)	5.9 years	6.1 years	5.2 years
Weighted average fair value	$8.55	$2.53	$2.03

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

A summary of stock option award activity under the Plans as of June 30, 2014, 2013 and 2012 and changes during the years then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2011	1,946	$7.57
Granted	852	3.74
Exercised	(8)	3.21	$7
Forfeited, expired or repurchased	(43)	5.59
Outstanding at June 30, 2012	2,747	6.42
Granted	565	4.30
Exercised	(511)	5.44	$1,825
Forfeited, expired or repurchased	(482)	8.39
Outstanding at June 30, 2013	2,319	5.71
Granted	780	13.90
Exercised	(783)	6.41	$24,375
Forfeited, expired or repurchased	(111)	6.49
Outstanding at June 30, 2014	2,205	$7.84	$92,119	7.4

Vested and expected to vest at June 30, 2014	2,115	$7.69	$88,682	7.3
Exercisable at June 30, 2014	854	$4.97	$38,132	5.5

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 7.5% for fiscal years ended June 30, 2014, 2013, and 2012.

A summary of restricted stock awards as of June 30, 2014, 2013, and 2012 and changes during the fiscal years then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at July 1, 2011	155	$6.94
Granted	35	3.62
Vested	(113)	5.91	$459
Forfeited	(3)	6.94
Non-vested at June 30, 2012	74	6.94
Granted	38	5.06
Vested	(110)	6.30	$491
Forfeited	(2)	6.94
Non-vested at June 30, 2013	—	—
Granted	269	24.07
Vested	(252)	23.45	$10,440
Forfeited	(1)	24.48
Non-vested at June 30, 2014	16	$34.01

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the fiscal year ended June 30, 2014 and 2013, 18 thousand shares and 70 thousand shares were issued under the ESPP, respectively.  As of June 30, 2014, 426 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	For Fiscal Year Ended June 30,
(In thousands)	2014	2013	2012
Selling, general and administrative	$7,388	$1,206	$1,619
Research and development	675	99	252
Cost of sales	963	172	291
Total	$9,026	$1,477	$2,162

Tax benefit at statutory rate	$3,375	$169	$138

Note 16.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the fiscal years ended June 30, 2014, 2013, and 2012 were $748 thousand, $603 thousand, and $426 thousand, respectively.

Note 17.  Income Taxes

The provision for income taxes consisted of the following for the fiscal years ended June 30:

(In thousands)	June 30, 2014	June 30, 2013	June 30, 2012
Current Income Tax Expense
Federal	$41,497	$5,914	$1,513
State and Local	4,246	606	5
Total Current Income Tax Expense	45,743	6,520	1,518
Deferred Income Tax Expense (Benefit)
Federal	(11,613)	216	828
State and Local	(1,273)	567	254
Total Deferred Income Tax Expense (Benefit)	(12,886)	783	1,082
Total Income Tax Expense	$32,857	$7,303	$2,600

A reconciliation of the differences between the effective rates and federal statutory rates was as follows:

	June 30, 2014	June 30, 2013	June 30, 2012

Federal income tax at statutory rate	35.0%	34.0%	34.0%
State and local income tax, net	2.2%	2.6%	2.6%
Nondeductible expenses	0.4%	(0.2)%	5.7%
Foreign rate differential	0.2%	0.5%	2.0%
Income tax credits	(0.4)%	(2.5)%	(3.6)%
Change in tax laws	—%	1.1%	—%
Other	(0.9)%	(0.2)%	(1.4)%
Effective income tax rate	36.5%	35.3%	39.3%

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

As of June 30, 2014 and 2013, temporary differences which give rise to deferred tax assets and liabilities were as follows:

(In thousands)	June 30, 2014	June 30, 2013
Deferred tax assets:
Accrued expenses	$85	$61
Share-based compensation expense	1,261	1,022
Reserve for returns	3,489	2,431
Reserves for accounts receivable and inventory	8,798	2,995
Intangible impairment	5,739	6,702
Federal net operating loss	865	904
Impairment on Cody note receivable	2,018	1,964
Accumulated amortization on intangible asset	9,338	2,316
Foreign net operating loss	271	176
Other	48	80
Total deferred tax asset	31,912	18,651
Valuation allowance	(2,289)	(2,140)
Total deferred tax asset less valuation allowance	29,623	16,511
Deferred tax liabilities:
Prepaid expenses	94	66
Property, plant and equipment	3,715	3,512
Other	315	54
Total deferred tax liability	4,124	3,632
Net deferred tax asset	$25,499	$12,879

On April 10, 2007, the Company entered into a Stock Purchase Agreement to acquire Cody by purchasing all of the remaining shares of common stock of Cody.  As a result of the acquisition, the Company recorded deferred tax assets related to Cody’s federal net operation loss (NOL) carry-forwards totaling $3.8 million at the date of acquisition with $1.9 million expiring in 2026 and $1.9 million in 2027.  At June 30, 2014 and 2013, the remaining gross deferred tax asset was $2.5 million and $2.7 million, respectively.  The income tax benefit associated with the NOL carry forwards has been recognized in accordance with Section 382 of the Internal Revenue Code of 1986.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows:

(In thousands)	Balance
Balance at July 1, 2012	$280
Additions for tax positions of the current year	62
Additions for tax positions of prior years	18
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Balance at June 30, 2013	$360
Additions for tax positions of the current year	58
Additions for tax positions of prior years	10
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Balance at June 30, 2014	$428

The cumulative amount of unrecognized tax benefits above that, if recognized, would impact the Company’s tax expense and effective tax rate is $428 thousand, $360 thousand, and $280 thousand for the fiscal years ended June 30, 2014, 2013, 2012, respectively.

As of June 30, 2014 and 2013, the Company reported total unrecognized benefits of $428 thousand and $360 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended June 30, 2014 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of June 30, 2014 and 2013.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, New Jersey and California.  The Company’s tax returns for fiscal year 2008 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 18.  Related Party Transactions

The Company had sales of $2.3 million, $1.3 million and $757 thousand during the fiscal years ended June 30, 2014, 2013, and 2012, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board and principal stockholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $980 thousand and $200 thousand at June 30, 2014 and 2013, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 19.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 62%, 60% and 64% of the Company’s inventory purchases in the fiscal year ending June 30, 2014, 2013 and 2012, respectively.

On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules; Digoxin Tablets; Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  In connection with the amendment, the Company issued 1.5 million shares of the Company’s common stock to JSP and JSP’s designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the renewal term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  Specifically, the Company is required to purchase, in the aggregate, $31 million of products from JSP each year.  The Company has met the minimum purchase requirement for the first ten years of the contract, but there is no guarantee that the Company will be able to continue to do so in Fiscal 2015 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Note 20.  Cody Expansion Project

On December 20, 2012, the Company, through its subsidiaries Realty and Cody, entered into an agreement (“the Agreement”) with the City of Cody, Wyoming (“City of Cody”) and Forward Cody Wyoming, Inc. (“Forward Cody”), an unrelated non-profit corporation, which involves the construction of a building of approximately 24,000 square feet (the “Project”).  As part of the Agreement, Cody was obligated to make an additional capital investment in its existing facilities in the amount of $5.2 million and create an additional 45 full time positions within three years starting June 30, 2011; Realty was required to contribute 1.66 acres of land to Forward Cody and enter into a 25 year lease agreement with Forward Cody for the Project.  Realty will make annual rent payments totaling $108 thousand beginning on the date a Certificate of Occupancy permit is issued by the City of Cody and the Project is legally available for occupancy.  Cody will sublease the property from Realty.  Upon the fifth anniversary of occupancy, Realty may, at its discretion, purchase the Project from Forward Cody.  The purchase option continues until Realty purchases the Project.  Nothing in the Agreement should be deemed to create any relationship between Forward Cody and Realty other than the relationship of landlord and tenant.

In June 2014, the Company amended the Agreement including changing the size of the building, eliminating the requirements to contribute any land, and removing Realty as a party to the agreement.  Additionally, Cody Labs is required to provide a capital contribution to the project in the amount of $565 thousand.  None of the revisions are expected to be material to the Company’s results of operations or financial position.

Note 21.  Subsequent Events

Patent Infringement (Paragraph IV Certification)

In July 2014, in response to a paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company.  Refer to Note 11 “Legal and Regulatory Matters” for additional information.

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into pricing of digoxin.  Refer to Note 11 “Legal and Regulatory Matters” for additional information.

Class Action-David Schaefer

On August 27, 2014, David Schaefer, as an alleged class representative, filed a class action complaint against the Company and certain of its officers.  Refer to Note 11 “Legal and Regulatory Matters” for additional information.

Note 22.  Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2014
Net sales	$80,619	$79,997	$67,326	$45,829
Cost of sales	24,691	23,865	26,284	44,523
Gross profit	55,928	56,132	41,042	1,306
Operating expenses	18,577	20,143	15,675	11,924
Operating income (loss)	37,351	35,989	25,367	(10,618)
Other income	220	297	1,025	389
Income tax expense (benefit)	14,019	13,280	9,800	(4,242)
Less: Net income (loss) attributable to noncontrolling interest	17	11	26	8
Net income (loss) attributable to Lannett Company, Inc.	$23,535	$22,995	$16,566	$(5,995)
Earnings (loss) per common share attributable to Lannett Company Inc. (1)
Basic	$0.66	$0.66	$0.48	$(0.20)
Diluted	$0.64	$0.63	$0.46	$(0.20)

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2013
Net sales	$40,174	$39,022	$36,564	$35,294
Cost of sales	24,971	23,852	23,143	21,668
Gross profit	15,203	15,170	13,421	13,626
Operating expenses	9,527	10,474	8,727	9,935
Operating income	5,676	4,696	4,694	3,691
Other income (expense)	(109)	594	(86)	1,529
Income tax expense	1,950	1,327	1,749	2,277
Less: Net income attributable to noncontrolling interest	54	16	(22)	17
Net income attributable to Lannett Company, Inc.	$3,563	$3,947	$2,881	$206
Earnings per common share attributable to Lannett Company Inc. (1)
Basic	$0.12	$0.14	$0.10	$0.10
Diluted	$0.12	$0.14	$0.10	$0.10

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2012
Net sales	$35,690	$30,688	$27,734	$28,878
Cost of sales	23,677	19,797	20,307	20,262
Gross profit	12,013	10,891	7,427	8,616
Operating expenses	9,407	8,527	6,932	7,171
Operating income	2,606	2,364	495	1,445
Other income (expense)	(362)	427	654	(1,011)
Income tax expense	812	1,057	519	212
Less: Net income attributable to noncontrolling interest	17	16	21	16
Net income attributable to Lannett Company, Inc.	$1,415	$1,718	$609	$206
Earnings per common share attributable to Lannett Company Inc. (1)
Basic	$0.05	$0.06	$0.02	$0.01
Diluted	$0.05	$0.06	$0.02	$0.01

(1)         Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full fiscal year.

Gross margin percentage improved during Fiscal 2014 as a result of favorable pricing trends, specifically on products within the thyroid and cardiovascular medical indications.

On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years.  In connection with the amendment, the Company issued 1.5 million shares of the Company’s common stock to JSP and its designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.

During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement the Company recorded a gain in the amount of $1.3 million.  As of June 30, 2013, the Company had recorded all amounts related to the agreement.