Form 10-Q
period 2014-09-30
LANNETT CO INC
filed 2014-11-06
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2014
Common stock, par value $0.001 per share	35,757,847

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$137,395	$105,587
Investment securities	14,929	40,693
Accounts receivable, net	75,835	61,325
Inventories, net	44,070	44,844
Deferred tax assets	12,220	11,265
Other current assets	3,342	1,833
Total current assets	287,791	265,547
Property, plant and equipment, net	69,736	61,704
Intangible assets, net	1,207	927
Deferred tax assets	14,949	14,234
Other assets	340	361
TOTAL ASSETS	$374,023	$342,773

LIABILITIES
Current liabilities:
Accounts payable	$13,959	$20,982
Accrued expenses	2,578	3,901
Accrued payroll and payroll-related expenses	3,863	12,860
Rebates payable	6,152	4,558
Income taxes payable	13,735	4,569
Current portion of long-term debt	131	129
Total current liabilities	40,418	46,999
Long-term debt, less current portion	975	1,009
TOTAL LIABILITIES	41,393	48,008
Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 36,171,478 and 36,088,272 shares issued; 35,654,486 and 35,571,280 shares outstanding at September 30, 2014 and June 30, 2014, respectively)	36	36
Additional paid-in capital	219,708	216,793
Retained earnings	118,586	83,654
Accumulated other comprehensive loss	(54)	(54)
Treasury stock (516,992 shares at September 30, 2014 and June 30, 2014)	(5,959)	(5,959)
Total Lannett Company, Inc. stockholders’ equity	332,317	294,470
Noncontrolling Interest	313	295
Total stockholders’ equity	332,630	294,765
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$374,023	$342,773

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2014	2013

Net sales	$93,387	$45,829
Cost of sales	21,820	24,423
JSP contract renewal cost	—	20,100
Gross profit	71,567	1,306
Operating expenses:
Research and development	6,363	4,745
Selling, general, and administrative	10,553	7,179
Total operating expenses	16,916	11,924
Operating income (loss)	54,651	(10,618)
Other income (expense):
Gain (loss) on sale of assets	20	(62)
Gain on investment securities	15	463
Interest and dividend income	102	46
Interest expense	(38)	(58)
Total other income	99	389
Income (loss) before income tax	54,750	(10,229)
Income tax expense (benefit)	19,800	(4,242)
Net income (loss)	34,950	(5,987)
Less: Net income attributable to noncontrolling interest	18	8
Net income (loss) attributable to Lannett Company, Inc.	$34,932	$(5,995)

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.98	$(0.20)
Diluted	$0.94	$(0.20)

Weighted average common shares outstanding:
Basic	35,597,931	29,586,237
Diluted	36,972,646	29,586,237

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2014	2013

Net income (loss)	$34,950	$(5,987)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	—	(1)
Total other comprehensive income (loss), before tax	—	(1)
Income tax related to items of other comprehensive income	—	—
Total other comprehensive income (loss), net of tax	—	(1)
Comprehensive income (loss)	34,950	(5,988)
Less: Total comprehensive income attributable to noncontrolling interest	18	8
Comprehensive income (loss) attributable to Lannett Company, Inc.	$34,932	$(5,996)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, July 1, 2014	36,088	$36	$216,793	$83,654	$(54)	$(5,959)	$294,470	$295	$294,765

Shares issued in connection with share-based compensation plans	83	—	773	—	—	—	773	—	773
Share-based compensation	—	—	1,647	—	—	—	1,647	—	1,647
Excess tax benefits on share-based compensation awards	—	—	495	—	—	—	495	—	495
Net income	—	—	—	34,932	—	—	34,932	18	34,950

Balance, September 30, 2014	36,171	$36	$219,708	$118,586	$(54)	$(5,959)	$332,317	$313	$332,630

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$34,950	$(5,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,306	1,573
Deferred income tax benefit	(1,670)	(3,028)
Share-based compensation	1,647	897
Excess tax benefits on share-based compensation awards	(495)	(407)
Loss (gain) on sale of assets	(20)	62
Gain on investment securities	(15)	(463)
JSP contract renewal cost	—	20,100
Other noncash expenses	21	4
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(14,510)	(3,336)
Inventories	774	(1,993)
Income taxes payable/receivable	9,661	(2,914)
Prepaid expenses and other assets	(1,509)	(854)
Rebates payable	1,594	596
Accounts payable	(7,023)	(6,032)
Accrued expenses	(1,323)	643
Accrued payroll and payroll-related expenses	(8,997)	(3,856)
Net cash provided by (used in) operating activities	14,391	(4,995)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,374)	(2,018)
Proceeds from sale of property, plant and equipment	76	40
Purchases of intangible assets	(300)	—
Proceeds from sale of investment securities	34,213	4,584
Purchase of investment securities	(8,434)	(5,733)
Net cash provided by (used in) investing activities	16,181	(3,127)
FINANCING ACTIVITIES:
Repayments of debt	(32)	(127)
Proceeds from issuance of stock	773	881
Excess tax benefits on share-based compensation awards	495	407
Net cash provided by financing activities	1,236	1,161
Effect on cash and cash equivalents of changes in foreign exchange rates	—	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,808	(6,962)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,587	42,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,395	$35,727
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25	$57
Income taxes paid	$11,809	$1,700

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  You should read these unaudited financial statements in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Financial Statements, including the Notes to the Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for the three months ended September 30, 2014 and 2013 was $1.3 million and $1.1 million, respectively.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization.  Amortization is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.  The Company has several indefinite-lived intangible assets related to product Abbreviated New Drug Applications (“ANDAs”), valued at $449 thousand.  Amortization on these indefinite-lived intangibles will begin at such time as the Company begins shipping the products and determines a finite useful life.

Segment Information

The Company operates one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three months ended September 30, 2014 and 2013:

(In thousands)	Three Months Ended September 30,
Medical Indication	2014	2013
Antibiotic	$3,003	$3,375
Cardiovascular	18,939	4,524
Gallstone	11,761	1,366
Glaucoma	4,691	1,455
Gout	2,299	2,053
Migraine	5,795	2,715
Obesity	915	1,131
Pain Management	6,655	5,218
Thyroid Deficiency	33,346	20,027
Other	5,983	3,965
Total	$93,387	$45,829

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2014 and 2013, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	2014	2013

Product 1	36%	44%
Product 2	19%	6%
Product 3	13%	3%

The following table presents the percentage of total net sales, for the three months ended September 30, 2014 and 2013, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	2014	2013

Customer A	31%	14%
Customer B	9%	11%
Customer C	0%	16%

As shown above, customer concentration was impacted by the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014.

At September 30, 2014 and June 30, 2014, four customers accounted for 83% and 67% of the Company’s net accounts receivable balance, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition, and collateral is generally not required.

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 67% of the Company’s inventory purchases during the three months ended September 30, 2014 and 2013.  See Note 20 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $57.4 million and $51.9 million at September 30, 2014 and June 30, 2014, respectively.  Rebates payable at September 30, 2014 and June 30, 2014 included $6.2 million and $4.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

Cost of Sales

Cost of sales includes all costs related to bringing products to their final selling destination, which includes direct and indirect costs, such as direct material, labor, and overhead expenses.  Additionally, cost of sales includes product royalties, depreciation, amortization and costs to renew or extend recognized intangible assets, freight charges and other shipping and handling expenses.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

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

Note 4.  Accounts Receivable

Accounts receivable consisted of the following components at September 30, 2014 and June 30, 2014:

(In thousands)	September 30, 2014	June 30, 2014
Gross accounts receivable	$133,342	$113,420
Less Chargebacks reserve	(32,778)	(30,320)
Less Rebates reserve	(10,963)	(10,532)
Less Returns reserve	(11,962)	(9,341)
Less Other deductions	(1,709)	(1,787)
Less Allowance for doubtful accounts	(95)	(115)
Accounts receivable, net	$75,835	$61,325

For the three months ended September 30, 2014, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $77.9 million, $18.6 million, $4.1 million, and $9.0 million, respectively.  For the three months ended September 30, 2013, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $17.7 million, $7.5 million, $1.2 million, and $3.9 million, respectively.

Note 5.  Inventories

Inventories, net of allowances, at September 30, 2014 and June 30, 2014 consisted of the following:

(In thousands)	September 30, 2014	June 30, 2014
Raw Materials	$19,039	$19,767
Work-in-process	5,852	5,440
Finished Goods	17,192	17,592
Packaging Supplies	1,987	2,045
Total	$44,070	$44,844

The reserve for excess and obsolete inventory was $3.5 million and $2.4 million at September 30, 2014 and June 30, 2014, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2014 and June 30, 2014 consisted of the following:

(In thousands)	Useful Lives	September 30, 2014	June 30, 2014
Land	—	$4,641	$4,641
Building and improvements	10 - 39 years	43,362	42,013
Machinery and equipment	5 - 10 years	39,918	37,678
Furniture and fixtures	5 - 7 years	1,451	1,416
Construction in progress	—	16,761	11,454
Property, plant and equipment, gross		106,133	97,202
Less accumulated depreciation		(36,397)	(35,498)
Property, plant and equipment, net		$69,736	$61,704

During the three months ended September 30, 2014 and 2013 the Company had no impairment charges.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.5 million and $1.1 million at September 30, 2014 and June 30, 2014, respectively.

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

The Company’s financial assets and liabilities measured at fair value at September 30, 2014 and June 30, 2014, were as follows:

	September 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$14,929	$—	$—	$14,929
Total Investment Securities	$14,929	$—	$—	$14,929

	June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$15,193	$—	$—	$15,193
Certificates of Deposit	25,500	—	—	25,500
Total Investment Securities	$40,693	$—	$—	$40,693

Note 8.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $15 thousand during the three months ended September 30, 2014, which included an unrealized loss related to securities still held at September 30, 2014 of $81 thousand.

The Company had a net gain on investment securities of $463 thousand during the three months ended September 30, 2013, which included an unrealized gain related to securities still held at September 30, 2013 of $367 thousand.

Note 9.  Intangible Assets

Intangible assets, net as of September 30, 2014 and June 30, 2014, consisted of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014

Cody Labs Import License	$582	$582	$(241)	$(232)	$341	$350
Morphine Sulfate Oral Solution NDA	202	202	(68)	(65)	134	137
Other ANDA Product Rights	900	600	(168)	(160)	732	440
	$1,684	$1,384	$(477)	$(457)	$1,207	$927

For the three months ended September 30, 2014 and 2013, the Company incurred amortization expense of approximately $20 thousand and $470 thousand, respectively.  There were no impairments related to intangible assets during each of the three months ended September 30, 2014 and 2013.

Future annual amortization expense consisted of the following as of September 30, 2014:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2015	$61
2016	82
2017	82
2018	82
2019	79
Thereafter	372
$758

The amounts above do not include the product line covered by the ANDA purchased in August 2009 for $149 thousand and ANDAs purchased in September 2014 for $300 thousand.  Amortization on these assets will begin when the Company begins shipping the product.

Note 10.  Bank Line of Credit

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent, and another financial institution. The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement. The Citibank Line of Credit is collateralized by substantially all of the Company’s assets. In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt. See Note 11 “Long-Term Debt” for more information. As of September 30, 2014 and June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type. As of September 30, 2014 and June 30, 2014, the Company was in compliance with all financial covenants.

Note 11. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	June 30,
(In thousands)	2014	2014
First National Bank of Cody mortgage	$1,106	$1,138
Less current portion	131	129
Long-term debt	$975	$1,009

Current Portion of Long-term Debt:

	September 30,	June 30,
(In thousands)	2014	2014
First National Bank of Cody mortgage	$131	$129

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of September 30, 2014 and June 30, 2014, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.

Long-term debt amounts due for the twelve month periods ending September 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2015	$131
2016	137
2017	143
2018	149
2019	156
Thereafter	390
Total	$1,106

Note 12.  Legal and Regulatory Matters

Richard Asherman

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs is in violation of certain zoning laws and that Cody Labs is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claims Cody Labs is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand, plus the value of any stock options.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled.  Although Mr. Asherman originally sought to require that Lannett acquire his interest in Realty for an unspecified price and/or to dissolve Realty, those claims were recently dismissed.

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

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  The Company maintains that it acted in compliance with all applicable laws and regulations and continues to cooperate with the Connecticut Attorney General’s investigation.

Federal Investigation into the Generic Pharmaceutical Industry

On November 3, 2014, the Senior Vice President of Sales and Marketing of the Company was served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoena requests corporate documents of the Company relating to communications or correspondence with competitors regarding the sale of generic prescription medications, but is not specifically directed to any particular product and is not limited to any particular time period.  The Company maintains that it has acted in compliance with all applicable laws and regulations and intends to cooperate with the federal investigation.

Class Action - David Schaefer

On August 27, 2014, David Schaefer, as an alleged class representative, filed a class action complaint in the United States District Court, Eastern District of Pennsylvania (14-cv-05008) against the Company and certain of its officers, alleging violations of federal securities laws arising out of statements about the Company made in its securities filings during the period of September 10, 2013 through July 16, 2014.  The complaint alleges that the statements were false and misleading because the defendants allegedly knew at the time the statements were made that the Company was in violation of Connecticut antitrust laws relating to its sale of digoxin.  Mr. Schaefer’s complaint was voluntarily dismissed in September 2014.

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

Zomig®

The Company filed with the Food and Drug Administration an Abbreviated New Drug Application (ANDA) No. 206350, along with a paragraph IV certification, alleging that the two patents associated with the Zomig® nasal spray product (U.S. Patent No. 6,750,237 and U.S. Patent No. 67,220,767) are invalid.  In July 2014, AstraZeneca AB, AstraZeneca UK Limited, and Impax Laboratories, Inc. filed two patent infringement lawsuits in the United States District Court for the District of Delaware, alleging that the Company’s filing of ANDA No. 206350 constitutes an act of patent infringement and seeking a declaration that the two patents at issue are valid and infringed.

In September 2014, the Company filed a motion to dismiss one patent infringement lawsuit for lack of standing and responded to the second lawsuit by denying that any valid patent claim would be infringed.  Although the ultimate resolution of this matter is unknown, the legal fees associated with this patent challenge may have a significant impact on the Company’s financial position or results of operations in future periods.

Note 13.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business, with initial lease terms not greater than 12 months.  These assets are typically renewed annually.  Rental and lease expense was not material for all periods presented.  In addition, the Company owns all of its properties.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2014 and 2013:

(In thousands)	September 30, 2014	September 30, 2013
Foreign Currency Translation
Beginning Balance, July 1	$(54)	$(47)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	—	(1)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	—	(1)
Ending Balance, September 30	(54)	(48)
Total Accumulated Other Comprehensive Loss	$(54)	$(48)

Note 15.  Earnings (Loss) Per Common Share

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

	Three Months Ended September 30, 2014
(In thousands, except share and per share data)	2014	2013

Net Income (Loss) Attributable to Lannett Company, Inc.	$34,932	$(5,995)

Basic weighted average common shares outstanding	35,597,931	29,586,237
Effect of potentially dilutive options and restricted stock awards	1,374,715	—
Diluted weighted average common shares outstanding	36,972,646	29,586,237

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.98	$(0.20)
Diluted	$0.94	$(0.20)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2014 and 2013 were 436 thousand and 3.0 million, respectively.

Note 16.  Share-based Compensation

At September 30, 2014, the Company had four share-based employee compensation plans (the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP”, the 2011 LTIP and the 2014 LTIP).  Together these plans authorized an aggregate total of 8.1 million shares to be issued.  The plans have a total of 2.5 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of September 30, 2014, there was $13.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2014 and 2013 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	September 30, 2014	September 30, 2013
Risk-free interest rate	1.7%	2.1%
Expected volatility	52.1%	62.9%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	7.5%
Expected term (in years)	5.5 years	5.9 years
Weighted average fair value	$16.82	$8.09

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period.  This assumption is based on our actual forfeiture rate on historical awards.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically issued, and has no immediate plans to issue, a dividend.

A summary of stock option award activity as of September 30, 2014 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2014	2,205	$7.84
Granted	432	$34.79
Exercised	(67)	$7.59	$2,120
Forfeited, expired or repurchased	(1)	$16.19
Outstanding at September 30, 2014	2,569	$12.38	$85,565	7.6

Vested and expected to vest at September 30, 2014	2,451	$11.93	$82,704	7.5
Exercisable at September 30, 2014	1,277	$6.36	$50,208	6.1

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2014 and 7.5% for the three months ended September 30, 2013.

A summary of restricted stock awards as of September 30, 2014 and changes during the three months then ended, is presented below:

(In thousands, except for weighted average price data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at July 1, 2014	15	34.66
Granted	98	36.77
Vested	(9)	36.77	$345
Forfeited	(1)	36.77
Non-vested at September 30, 2014	103	$36.47

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the three months ended September 30, 2014 and 2013, 3 thousand shares and 6 thousand shares were issued under the ESPP, respectively.  As of September 30, 2014, 429 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended September 30,
(In thousands)	2014	2013
Selling, general and administrative	$1,359	$809
Research and development	120	38
Cost of sales	168	50
Total	$1,647	$897

Tax benefit at statutory rate	$570	$102

Note 17.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2014 and 2013 were approximately $214 thousand and $159 thousand, respectively.

Note 18.  Income Taxes

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

The federal, state and local income tax expense for the three months ended September 30, 2014 was $19.8 million compared to an income tax benefit of $4.2 million for the three months ended September 30, 2013.  The effective tax rates were 36% and 41%, respectively.  The effective tax rate for the three months ended September 30, 2014 was lower compared to the three months ended September 30, 2013 due primarily to a deferred tax benefit, resulting from an increase in statutory tax rate, relative to a pre-tax loss in the first quarter of Fiscal Year 2014.  Additionally, a decrease in disqualifying dispositions of incentive stock awards relative to pre-tax income (loss) and higher tax credits for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 contributed to the lower effective tax rate.

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

As of September 30, 2014 and June 30, 2014, the Company reported total unrecognized benefits of $428 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2014 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2014 and June 30, 2014.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, and New Jersey.  The Company’s tax returns for Fiscal Year 2008 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 19.  Related Party Transactions

The Company had sales of $351 thousand and $510 thousand during the three months ended September 30, 2014 and 2013, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors and principal stockholder of the Company, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $257 thousand and $980 thousand at September 30, 2014 and June 30, 2014, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 20.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 67% of the Company’s inventory purchases in the three months ended September 30, 2014 and 2013, respectively.

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

In June 2014, the Company amended the Agreement including changing the size of the building, eliminating the requirements to contribute any land, and removing Realty as a party to the agreement.  Additionally, Cody Labs is required to provide a capital contribution to the project in the amount of $565 thousand.  None of the revisions are expected to be material to the Company’s results of operations, financial position, or cashflows.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Financial Summary

For the first quarter of Fiscal Year 2015, net sales increased to $93.4 million, representing 104% growth over the first quarter of Fiscal Year 2014.  Gross profit increased to $71.6 million compared to $1.3 million in the prior year period and gross profit percentage increased to 77% compared to 3% in the prior year period.  The first quarter of Fiscal Year 2014 included the impact of the nonrecurring JSP contract renewal charge which lowered gross profit by $20.1 million and the related gross profit percentage by 44% points, respectively.

R&D expenses increased 34% to $6.4 million compared to the first quarter of Fiscal Year 2014 while SG&A expenses increased 47% to $10.6 million from $7.2 million.  Operating income for the first quarter of Fiscal Year 2015 was $54.7 million compared to an operating loss of $10.6 million in the first quarter of Fiscal Year 2014.  The operating loss in the prior year period included the nonrecurring charge related to the JSP contract renewal.  Net income for the first quarter of Fiscal Year 2015 was $34.9 million, or $0.94 per diluted share.  Comparatively, net loss in the prior year was $6.0 million, or $0.20 per diluted share, and included the $12.7 million after-tax charge ($0.42 per diluted share) related to the JSP contract renewal.  A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended September 30, 2014 compared with the three months ended September 30, 2013

Net sales increased 104% to $93.4 million for the three months ended September 30, 2014.  The following table identifies the Company’s net product sales by medical indication for the three months ended September 30, 2014 and 2013:

(In thousands)	Three Months Ended September 30,
Medical Indication	2014	2013
Antibiotic	$3,003	$3,375
Cardiovascular	18,939	4,524
Gallstone	11,761	1,366
Glaucoma	4,691	1,455
Gout	2,299	2,053
Migraine	5,795	2,715
Obesity	915	1,131
Pain Management	6,655	5,218
Thyroid Deficiency	33,346	20,027
Other	5,983	3,965
Total	$93,387	$45,829

Product price increases contributed $52.4 million to the overall increase in net sales, partially offset by decreased volumes of $4.8 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	5%	(16)%
Cardiovascular	(29)%	347%
Gallstone	(44)%	805%
Glaucoma	(6)%	228%
Gout	9%	3%
Migraine	(23)%	136%
Obesity	4%	(23)%
Pain Management	11%	17%
Thyroid Deficiency	(20)%	87%

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $14.4 million, primarily as a result of price increases on products used to treat various cardiac conditions.  The increase in net sales was partially offset by volume decreases on several products within the indication.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $13.3 million, primarily as a result of price increases on key products, partially offset by decreased volumes.  Above average customer purchases in the fourth quarter of Fiscal Year 2014, in anticipation of a price increase effective in the first quarter of Fiscal Year 2015, led to lower volumes in the first quarter of Fiscal Year 2015.  The Company expects volumes to normalize in the remaining quarters of Fiscal Year 2015.

Gallstone.  Net sales of drugs used for gallstones increased by $10.4 million.  The increase in net sales was primarily attributable to price increases, partially offset by decreased volumes.

Glaucoma.  Net sales of drugs used for the treatment of Glaucoma increased by $3.2 million.  The increase in net sales was primarily attributable to price increases.

Migraine.  Net sales of drugs used to treat migraines increased by $3.1 million.  The increase in net sales was attributable to price increases on key products, partially offset by decreased volumes.

Pain Management.  Net sales of pain management products increased $1.4 million.  The increase in net sales was mainly attributable to price and volume increases on the Company’s C-Topical® Solution product.  The Company continues to actively market its C- Topical® Solution product utilizing a group of brand representatives in anticipation of an NDA filing.  Additionally, the Company’s

Oxycodone HCl Oral Solution product, which was recently approved by the FDA, contributed to the increase in net sales.  The Company launched the product during the second half of September 2014.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended September 30:

(In thousands) Customer Distribution Channel	September 30, 2014	September 30, 2013
Wholesaler/Distributor	$67,334	$27,776
Retail Chain	14,385	14,655
Mail-Order Pharmacy	11,668	3,398
Total	$93,387	$45,829

Net sales to wholesaler/distributor increased as a result of increased sales in a variety of products for thyroid deficiency, gallstones and cardiovascular, as discussed above.  Additionally, the increase in net sales to wholesaler/distributor was impacted by the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014.  Mail-order pharmacy net sales increased primarily as a result of increased sales of drugs used for the treatment of thyroid deficiency, as discussed above.

Cost of Sales.  Cost of sales for the first quarter of Fiscal Year 2015 decreased $22.7 million to $21.8 million.  The decrease was primarily attributable to the nonrecurring $20.1 million charge related to the JSP contract renewal recorded in the first quarter of Fiscal Year 2014.  The remaining decrease primarily reflected the impact of decreased volumes, partially offset by increased provisions for excess and obsolete inventory totaling $889 thousand related to certain products.  Amortization expense included in cost of sales totaled $20 thousand for the first quarter of Fiscal Year 2015 and $470 thousand for the first quarter of Fiscal Year 2014.

Gross Profit.  Gross profit percentages for the first quarter of Fiscal Year 2015 and 2014 were 77% and 3%, respectively.  The charge related to the JSP contract renewal negatively impacted gross margin percentage by 44% points in the first quarter of Fiscal Year 2014.  The remaining increase in gross profit percentage was due to product price increases.

The Company is continuously seeking to keep product costs low, however there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the first quarter increased 34% to $6.4 million in Fiscal Year 2015 from $4.7 million in Fiscal Year 2014.  The increase is primarily due to increased costs for products in development totaling $1.4 million, specifically related to new requirements enacted under the Generic Drug User Fee Amendments which require the Company to provide additional product submission batches and stability data.  Additional increases were related to compensation-related costs partially offset by a decrease in third-party laboratory services.

Selling, General and Administrative.  Selling, general and administrative expenses increased 47% to $10.6 million in the first quarter of Fiscal Year 2015 compared with $7.2 million in Fiscal Year 2014.  The increase is primarily due to additional compensation-related costs of $873 thousand, expenses related to marketing the Company’s C-Topical® Solution product totaling $600 thousand, as well as other professional service and consulting fees totaling $883 thousand.

The Company is focused on controlling selling, general and administrative costs, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may impact selling, general and administrative expenses in future periods.

Other Income (Expense).  Interest expense for the three months ended September 30, 2014 totaled $38 thousand compared to $58 thousand for the three months ended September 30, 2014.  Interest and dividend income totaling $102 thousand for the three months ended September 30, 2014 was higher compared with $46 thousand for the prior year period.  The Company also recorded a net gain on investment securities during the three months ended September 30, 2014 totaling $15 thousand compared to a net gain on investment securities totaling $463 thousand in the prior year period.

Income Tax.  The Company recorded income tax expense in the first quarter of Fiscal Year 2015 of $19.8 million compared to an income tax benefit of $4.2 million in the first quarter of Fiscal Year 2014.  The effective tax rate for the three months ended September 30, 2014 was 36%, compared to 41% for the three months ended September 30, 2013.  The effective tax rate for the three months ended September 30, 2014 was lower compared to the three months ended September 30, 2013 due primarily to a deferred tax benefit, resulting from an increase in statutory tax rate, relative to a pre-tax loss recorded in the first quarter of Fiscal Year 2014.

Additionally, a decrease in disqualifying dispositions of incentive stock awards relative to pre-tax income (loss) and higher tax credits for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 contributed to the lower effective tax rate.

Net Income.  For the three months ended September 30, 2014, the Company reported net income attributable to Lannett Company, Inc. of $34.9 million, or $0.94 per diluted share.  Comparatively, net loss in the prior year was $6.0 million, or $0.20 per diluted share.  Net loss attributable to Lannett Company, Inc. in the prior year included the nonrecurring charge related to the JSP contract renewal equal to $12.7 million after-tax, or $0.42 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2014, working capital was $247.4 million as compared to $218.5 million at June 30, 2014, an increase of $28.9 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $14.4 million for the three months ended September 30, 2014 reflected a net income of $35.0 million, adjustments for non-cash items of $776 thousand, as well as cash used by changes in operating assets and liabilities of $21.4 million.  In comparison, net cash used in operating activities of $5.0 million for the three months ended September 30, 2013 reflected a net loss of $6.0 million, adjustments for non-cash items of $18.7 million, as well as cash used by changes in operating assets and liabilities of $17.7 million.

Significant changes in operating assets and liabilities from June 30, 2014 to September 30, 2014 were comprised of:

•                  An increase in accounts receivable of $14.5 million mainly due to an increase in gross accounts receivable resulting from increased sales partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at September 30, 2014, based on gross sales for the three months ended September 30, 2014 and gross accounts receivable at September 30, 2014, was 60 days.  The level of DSO at September 30, 2014 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in income taxes payable totaling $9.7 million.  The amount was mainly due to pre-tax income for the three months ended September 30, 2014, partially offset by estimated tax payments.

•                  A decrease in accounts payable of $7.0 million due to the timing of payments at the beginning of Fiscal Year 2015.

•                  A decrease in accrued payroll and payroll related costs of $9.0 million primarily related to Fiscal Year 2015 payments of incentive compensation and tax withholdings accrued in Fiscal Year 2014 partially offset by incentive compensation costs accrued during Fiscal Year 2015.

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

•                  An increase in income taxes receivable and a decrease in income taxes payable totaling $2.9 million.  The amount was mainly due to the timing of estimated tax payments during Fiscal Year 2014, in addition to a pre-tax loss for the three months ended September 30, 2013.

•                  An increase in inventories of $2.0 million primarily due to the timing of customer order fulfillment and inventory on hand related to new product approvals.

•                  A decrease in accounts payable of $6.0 million due to the timing of payments at the beginning of Fiscal Year 2014.

•                  A decrease in accrued payroll and payroll related costs of $3.9 million primarily related to Fiscal Year 2014 payments of incentive compensation accrued in Fiscal Year 2013, partially offset by incentive compensation costs accrued during Fiscal Year 2014.

Net cash provided by investing activities of $16.2 million, for the three months ended September 30, 2014, was mainly the result of proceeds from the sale of investment securities of $34.2 million partially offset by purchases of investment securities totaling $8.4 million and purchases of property, plant and equipment of $9.4 million.  Net cash used in investing activities of $3.1 million for the three months ended September 30, 2013 was mainly the result of purchases of investment securities of $5.7 million and purchases of property, plant and equipment of $2.0 million, partially offset by proceeds from the sale of investment securities of $4.6 million.

Net cash provided by financing activities of $1.2 million for the three months ended September 30, 2014 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $773 thousand and excess tax benefits on share-based compensation awards of $495 thousand, partially offset by scheduled payments of debt of $32 thousand.  Net cash provided by financing activities of $1.2 million for the three months ended September 30, 2013 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $881 thousand and excess tax benefits on share-based compensation awards of $407 thousand, partially offset by scheduled payments of debt of $127 thousand.

Credit Facilities

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of September 30, 2014 are as follows:

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent, and another financial institution.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt.  As of September 30, 2014 and June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of September 30, 2014 and June 30, 2014, the Company was in compliance with all financial covenants.

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of September 30, 2014 and June 30, 2014, the effective rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of September 30, 2014, $1.1 million is outstanding under the mortgage loan, of which $131 thousand is classified as currently due.

Other Liquidity Matters

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

Prospects for the Future

Lannett continues to experience substantial improvement year over year in many important financial metrics.  Each year, our knowledge, skills and talent increase, as the Company learns from its experience.  The Company is strengthening and building momentum to push to the next level within the generic pharmaceutical industry.  There are several strategic initiatives on which the Company is embarking to continue its growth.

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

One challenge for generic manufacturers with this strategy is the level of legal costs required.  Before a product is selected for development, the Company must perform a thorough review of the existing patents and determine if they are going to try to invalidate the patent or try to circumvent it.  In either case, once the Company submits a P-IV the brand company will have 45 days to respond with a determination on whether they are going to file a suit against the generic company to defend their patent.  A generic company needs to be prepared not only for the time and effort associated with a protracted legal challenge, but the associated fees which can easily reach in excess of several million dollars.  This strategy provides a ‘high risk, high reward’ path to product approval.  The Company filed its first ANDA with a P-IV certification in Fiscal Year 2013.  To date, we have filed five paragraph IV certifications.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  With the right research and analysis performed up front, the Company believes it can target suitable products for which to file a P-IV certification, be successful, and reap the rewards of limited competition.

Another area of focus for the Company relates to mergers, acquisitions and other strategic alliances, whether new or continuing.  The Company is party to supply and development agreements with international companies, including, Azad Pharma AG, Swiss Caps of Switzerland, Pharma 2B (formerly Pharmaseed), The GC Group of Israel and HEC Pharm Group, as well as domestic companies, including JSP, Cerovene, and Summit Bioscience LLC.  The Company is currently in negotiations on similar agreements with other companies, and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties.

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

When revenue is recognized a simultaneous adjustment to revenue is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $57.4 million and $51.9 million at September 30, 2014 and June 30, 2014, respectively.  Rebates payable at September 30, 2014 and June 30, 2014 included $6.2 million and $4.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the three months ended September 30, 2014 and 2013:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2014	$30,320	$15,091	$9,341	$1,787	$56,539
Current period provision	77,863	18,551	4,090	8,992	109,496
Credits issued during the period	(75,405)	(16,527)	(1,469)	(9,070)	(102,471)
Balance at September 30, 2014	$32,778	$17,115	$11,962	$1,709	$63,564

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2013	$7,267	$3,581	$6,689	$1,000	$18,537
Current period provision	17,734	7,489	1,207	3,863	30,293
Credits issued during the period	(16,221)	(5,905)	(941)	(3,545)	(26,612)
Balance at September 30, 2013	$8,780	$5,165	$6,955	$1,318	$22,218

For the three months ending September 30, 2014 and 2013, as a percentage of gross sales the provision for chargebacks was 38.4% and 23.3%, the provision for rebates was 9.1% and 9.8%, the provision for returns was 2.0% and 1.6%, and the provision for other adjustments was 4.4% and 5.1%, respectively.

The increase in total reserves from June 30, 2014 to September 30, 2014 was due to an increase in substantially all reserve categories.  The increases resulted from increased gross sales to wholesalers as a result of the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014.  The activity in the “Other” category for the three months ended September 30, 2014 and 2013 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended September 30, 2014 and 2013 the Company recorded provisions for excess and obsolete inventory of $1.6 million and $692 thousand, respectively.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets primarily consist of property, plant and equipment as well as definite-lived intangible assets.  Intangible assets are stated at cost less accumulated amortization and were not material to the consolidated financial statements at September 30, 2014 or June 30, 2014.  Amortization is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 5 to 39 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2014 and 2013 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	September 30, 2014	September 30, 2013
Risk-free interest rate	1.7%	2.1%
Expected volatility	52.1%	62.9%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	7.5%
Expected term (in years)	5.5 years	5.9 years

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period.  This assumption is based on our actual forfeiture rate on historical awards.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically issued, and has no immediate plans to issue, a dividend.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of September 30, 2014 and June 30, 2014, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of September 30, 2014, $1.1 million is outstanding under the mortgage loan.

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent and certain other financial institutions.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  As of September 30, 2014 and June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of September 30, 2014 and June 30, 2014, the Company was in compliance with all financial covenants.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12. “Legal and Regulatory Matters”  of the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 includes a detailed description of its risk factors.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: November 6, 2014	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
President and Chief Executive Officer

Dated: November 6, 2014	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: November 6, 2014	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document