Form 10-Q
period 2014-12-31
LANNETT CO INC
filed 2015-02-06
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2015
Common stock, par value $0.001 per share	35,802,493

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$170,607	$105,587
Investment securities	14,328	40,693
Accounts receivable, net	90,645	61,325
Inventories, net	42,642	44,844
Deferred tax assets	11,655	11,265
Other current assets	4,156	1,833
Total current assets	334,033	265,547
Property, plant and equipment, net	75,276	61,704
Intangible assets, net	1,186	927
Deferred tax assets	12,917	14,234
Other assets	320	361
TOTAL ASSETS	$423,732	$342,773

LIABILITIES
Current liabilities:
Accounts payable	$19,045	$20,982
Accrued expenses	4,181	3,901
Accrued payroll and payroll-related expenses	5,459	12,860
Rebates payable	10,198	4,558
Income taxes payable	4,149	4,569
Current portion of long-term debt	132	129
Total current liabilities	43,164	46,999
Long-term debt, less current portion	942	1,009
TOTAL LIABILITIES	44,106	48,008
Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 36,217,404 and 36,088,272 shares issued; 35,700,412 and 35,571,280 shares outstanding at December 31, 2014 and June 30, 2014, respectively)	36	36
Additional paid-in capital	222,149	216,793
Retained earnings	163,397	83,654
Accumulated other comprehensive loss	(320)	(54)
Treasury stock (516,992 shares at December 31, 2014 and June 30, 2014)	(5,959)	(5,959)
Total Lannett Company, Inc. stockholders’ equity	379,303	294,470
Noncontrolling Interest	323	295
Total stockholders’ equity	379,626	294,765
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423,732	$342,773

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Net sales	$114,822	$67,326	$208,209	$113,155
Cost of sales	27,621	26,284	49,441	50,707
JSP contract renewal cost	—	—	—	20,100
Gross profit	87,201	41,042	158,768	42,348
Operating expenses:
Research and development	7,836	5,785	14,199	10,530
Selling, general, and administrative	12,822	9,890	23,375	17,069
Total operating expenses	20,658	15,675	37,574	27,599
Operating income	66,543	25,367	121,194	14,749
Other income (expense):
Gain (loss) on sale of assets	—	7	20	(55)
Gain on investment securities	680	1,102	695	1,565
Interest and dividend income	106	49	208	95
Interest expense	(73)	(46)	(111)	(104)
Other	—	(87)	—	(87)
Total other income	713	1,025	812	1,414
Income before income tax	67,256	26,392	122,006	16,163
Income tax expense	22,435	9,800	42,235	5,558
Net income	44,821	16,592	79,771	10,605
Less: Net income attributable to noncontrolling interest	10	26	28	34
Net income attributable to Lannett Company, Inc.	$44,811	$16,566	$79,743	$10,571

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.26	$0.48	$2.24	$0.33
Diluted	$1.21	$0.46	$2.15	$0.31

Weighted average common shares outstanding:
Basic	35,669,904	34,677,426	35,633,917	32,131,831
Diluted	37,074,024	36,276,326	37,025,667	33,561,454

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Net Income	$44,821	$16,592	$79,771	$10,605
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(266)	10	(266)	9
Total other comprehensive income (loss), before tax	(266)	10	(266)	9
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	(266)	10	(266)	9
Comprehensive income	44,555	16,602	79,505	10,614
Less: Total comprehensive income attributable to noncontrolling interest	10	26	28	34
Comprehensive income attributable to Lannett Company Inc.	$44,545	$16,576	$79,477	$10,580

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, July 1, 2014	36,088	$36	$216,793	$83,654	$(54)	$(5,959)	$294,470	$295	$294,765

Shares issued in connection with share-based compensation plans	129	—	1,159	—	—	—	1,159	—	1,159
Share-based compensation	—	—	3,219	—	—	—	3,219	—	3,219
Excess tax benefits on share-based compensation awards	—	—	978	—	—	—	978	—	978
Other comprehensive loss, net of income tax	—	—	—	—	(266)	—	(266)	—	(266)
Net income	—	—	—	79,743	—	—	79,743	28	79,771

Balance, December 31, 2014	36,217	$36	$222,149	$163,397	$(320)	$(5,959)	$379,303	$323	$379,626

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$79,771	$10,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,607	3,155
Deferred income tax expense (benefit)	927	(8,289)
Share-based compensation	3,219	3,044
Excess tax benefits on share-based compensation awards	(978)	(783)
Loss (gain) on sale of assets	(20)	55
Gain on investment securities	(695)	(1,565)
JSP contract renewal cost	—	20,100
Other noncash expenses	41	154
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(29,320)	(26,480)
Inventories	2,202	(3,225)
Income taxes payable	558	5,168
Prepaid expenses and other assets	(2,323)	(383)
Rebates payable	5,640	1,481
Accounts payable	(1,937)	(3,407)
Accrued expenses	280	1,696
Accrued payroll and payroll-related expenses	(7,401)	(883)
Net cash provided by operating activities	52,571	443
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,194)	(15,332)
Proceeds from sale of property, plant and equipment	76	48
Purchases of intangible assets	(300)	—
Proceeds from sale of investment securities	48,969	11,154
Purchase of investment securities	(21,909)	(12,592)
Net cash provided by (used in) investing activities	10,642	(16,722)
FINANCING ACTIVITIES:
Repayments of debt	(64)	(5,164)
Proceeds from issuance of stock	1,159	1,255
Excess tax benefits on share-based compensation awards	978	783
Proceeds from stock offering	—	71,478
Deferred financing fees	—	(384)
Net cash provided by financing activities	2,073	67,968
Effect on cash and cash equivalents of changes in foreign exchange rates	(266)	9
NET INCREASE IN CASH AND CASH EQUIVALENTS	65,020	51,698
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,587	42,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,607	$94,387
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$111	$75
Income taxes paid	$40,750	$8,678

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended December 31, 2014 and 2013 was $1.3 million and $1.1 million, respectively.  Depreciation expense for each of the six months ended December 31, 2014 and 2013 was $2.6 million and $2.2 million, respectively.

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

Segment Information

The Company operates one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2014 and 2013:

(In thousands)	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2014	2013	2014	2013
Antibiotic	$3,346	$4,334	$6,349	$7,708
Cardiovascular	18,333	16,923	37,272	21,448
Gallstone	16,719	1,136	28,480	2,502
Glaucoma	5,516	1,482	10,207	2,936
Gout	2,990	2,009	5,289	4,062
Migraine	6,938	2,349	12,733	5,064
Obesity	953	844	1,868	1,975
Pain Management	7,567	6,793	14,222	12,011
Thyroid Deficiency	44,535	26,241	77,881	46,268
Other	7,925	5,215	13,908	9,181
Total	$114,822	$67,326	$208,209	$113,155

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2014 and 2013, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

Product 1	39%	39%	37%	41%
Product 2	15%	22%	16%	15%
Product 3	15%	2%	14%	2%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2014 and 2013, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013

Customer A	31%	23%	31%	20%
Customer B	7%	12%	8%	10%
Customer C	0%	15%	0%	15%

Customer concentration was impacted by the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014.

At December 31, 2014 and June 30, 2014, four customers accounted for 74% and 67% of the Company’s net accounts receivable balance, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition and collateral is generally not required.

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 71% and 65% of the Company’s inventory purchases during the three months ended December 31, 2014 and 2013, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 70% and 66% of the Company’s inventory purchases during the six months ended December 31, 2014 and 2013, respectively.  See Note 20 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $74.2 million and $51.9 million at December 31, 2014 and June 30, 2014, respectively.  Rebates payable at December 31, 2014 and June 30, 2014 were $10.2 million and $4.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid and certain sales allowances and other adjustments paid to indirect customers.

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

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the stock price on the grant date to value restricted stock.  The Black-Scholes valuation model includes various assumptions, including the expected volatility, the expected life of the award, dividend yield, and the risk-free interest rate.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

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

Earnings Per Common Share

Basic earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities primarily consist of stock options and unvested restricted stock.  Anti-dilutive securities are excluded from the calculation.

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

Note 4.  Accounts Receivable

Accounts receivable consisted of the following components at December 31, 2014 and June 30, 2014:

(In thousands)	December 31, 2014	June 30, 2014
Gross accounts receivable	$164,974	$113,420
Less Chargebacks reserve	(47,124)	(30,320)
Less Rebates reserve	(10,329)	(10,532)
Less Returns reserve	(14,292)	(9,341)
Less Other deductions	(2,436)	(1,787)
Less Allowance for doubtful accounts	(148)	(115)
Accounts receivable, net	$90,645	$61,325

For the three months ended December 31, 2014, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $100.1 million, $21.2 million, $4.2 million, and $6.1 million, respectively.  For the three months ended December 31, 2013, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $27.5 million, $12.5 million, $2.0 million, and $13.8 million, respectively.

For the six months ended December 31, 2014, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $178.0 million, $39.8 million, $8.3 million, and $15.1 million, respectively.  For the six months ended December 31, 2013, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $45.2 million, $20.0 million, $3.2 million, and $17.7 million, respectively.

Note 5.  Inventories

Inventories, net of allowances, at December 31, 2014 and June 30, 2014 consisted of the following:

(In thousands)	December 31, 2014	June 30, 2014
Raw Materials	$18,143	$19,767
Work-in-process	5,954	5,440
Finished Goods	16,474	17,592
Packaging Supplies	2,071	2,045
Total	$42,642	$44,844

The reserve for excess and obsolete inventory was $3.9 million and $2.4 million at December 31, 2014 and June 30, 2014, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2014 and June 30, 2014 consisted of the following:

(In thousands)	Useful Lives	December 31, 2014	June 30, 2014
Land	—	$4,641	$4,641
Building and improvements	10 - 39 years	43,269	42,013
Machinery and equipment	5 - 10 years	41,183	37,678
Furniture and fixtures	5 - 7 years	1,502	1,416
Construction in progress	—	22,359	11,454
Property, plant and equipment, gross		112,954	97,202
Less accumulated depreciation		(37,678)	(35,498)
Property, plant and equipment, net		$75,276	$61,704

During each of the three and six months ended December 31, 2014 and 2013, the Company had no impairment charges.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.3 million and $1.1 million at December 31, 2014 and June 30, 2014, respectively.

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

The Company’s financial assets and liabilities measured at fair value at December 31, 2014 and June 30, 2014, were as follows:

	December 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$14,328	$—	$—	$14,328
Total Investment Securities	$14,328	$—	$—	$14,328

	June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$15,193	$—	$—	$15,193
Certificates of Deposit	25,500	—	—	25,500
Total Investment Securities	$40,693	$—	$—	$40,693

Note 8.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $680 thousand during the three months ended December 31, 2014, which included an unrealized gain related to securities still held at December 31, 2014 of $219 thousand.  The Company had a net gain on investment securities of $1.1 million during the three months ended December 31, 2013, which included an unrealized gain related to securities still held at December 31, 2013 of $586 thousand.

The Company had a net gain on investment securities of $695 thousand during the six months ended December 31, 2014, which included an unrealized loss related to securities still held at December 31, 2014 of $288 thousand.  The Company had a net gain on investment securities of $1.6 million during the six months ended December 31, 2013, which included an unrealized gain related to securities still held at December 31, 2013 of $953 thousand.

Note 9.  Intangible Assets

Intangible assets, net as of December 31, 2014 and June 30, 2014, consisted of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014

Cody Labs Import License	582	582	(251)	(232)	331	350
Morphine Sulfate Oral Solution NDA	202	202	(71)	(65)	131	137
Other ANDA Product Rights	900	600	(176)	(160)	724	440
	$1,684	$1,384	$(498)	$(457)	$1,186	$927

For the three months ended December 31, 2014 and 2013, the Company incurred amortization expense of $20 thousand and $467 thousand, respectively.  For the six months ended December 31, 2014 and 2013, the Company incurred amortization expense of $41 thousand and $937 thousand, respectively.  There were no impairments related to intangible assets during each of the three and six months ended December 31, 2014 and 2013.

Future annual amortization expense consisted of the following as of December 31, 2014:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2015	$41
2016	82
2017	82
2018	82
2019	79
Thereafter	371
$737

The amounts above do not include the product line covered by the ANDA purchased in August 2009 for $149 thousand and ANDAs purchased in September 2014 for $300 thousand.  Amortization on these assets will begin when the Company begins shipping the product.

Note 10.  Bank Line of Credit

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent, and another financial institution. The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement. The Citibank Line of Credit is collateralized by substantially all of the Company’s assets. In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt. See Note 11 “Long-Term Debt” for more information. As of December 31, 2014 and June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of December 31, 2014 and June 30, 2014, the Company was in compliance with all financial covenants.

Note 11.  Long-Term Debt

Long-term debt consisted of the following:

	December 31,	June 30,
(In thousands)	2014	2014
First National Bank of Cody mortgage	$1,074	$1,138
Less current portion	132	129
Long-term debt	$942	$1,009

Current Portion of Long-term Debt:

	December 31,	June 30,
(In thousands)	2014	2014
First National Bank of Cody mortgage	$132	$129

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of December 31, 2014 and June 30, 2014, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.

Long-term debt amounts due for the twelve month periods ending December 31 were as follows:

Amounts Payable
(In thousands)	to Institutions
2015	$132
2016	138
2017	144
2018	151
2019	158
Thereafter	351
Total	$1,074

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

On December 5, 2014, the Company was served with a grand jury subpoena related to the federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act. The subpoena requests corporate documents from the Company relating to corporate, financial, and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications, and the marketing, sale, or pricing of certain products. The Company maintains that it has acted in compliance with all applicable laws and regulations and intends to cooperate with the federal investigation.

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

In September 2014, the Company filed a motion to dismiss one patent infringement lawsuit for lack of standing and responded to the second lawsuit by denying that any valid patent claim would be infringed.  In the second lawsuit, the Company also counterclaimed for a declaratory judgment that the patent claims are invalid and not infringed.  The Court has consolidated the two actions and denied the motion to dismiss the first action without prejudice.

Thalomid®

The Company filed with the Food and Drug Administration an Abbreviated New Drug Application (ANDA) No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product (U.S. Patent Nos. 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763;  8,315,886; 8,589,188 and 8,626,53) are invalid, unenforceable and/or not infringed.  On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed.  The Company is preparing a response to the Complaint.

Although the ultimate resolution of these matters is unknown, the legal fees associated with these patent challenges may have a significant impact on the Company’s financial position or results of operations in future periods.

Note 13.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business, with initial lease terms not greater than 12 months.  These assets are typically renewed annually.  Rental and lease expense was not material for all periods presented.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2014 and 2013:

(In thousands)	December 31, 2014	December 31, 2013
Foreign Currency Translation
Beginning Balance, July 1	$(54)	$(47)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(266)	9
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(266)	9
Ending Balance, December 31	(320)	(38)
Total Accumulated Other Comprehensive Loss	$(320)	$(38)

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

	Three Months Ended December 31, 2014
(In thousands, except share and per share data)	2014	2013

Net Income Attributable to Lannett Company, Inc.	$44,811	$16,566

Basic weighted average common shares outstanding	35,669,904	34,677,426
Effect of potentially dilutive stock options and restricted stock awards	1,404,120	1,598,900
Diluted weighted average common shares outstanding	37,074,024	36,276,326

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.26	$0.48
Diluted	$1.21	$0.46

	Six Months Ended December 31, 2014
(In thousands, except share and per share data)	2014	2013

Net Income Attributable to Lannett Company, Inc.	$79,743	$10,571

Basic weighted average common shares outstanding	35,633,917	32,131,831
Effect of potentially dilutive stock options and restricted stock awards	1,391,750	1,429,623
Diluted weighted average common shares outstanding	37,025,667	33,561,454

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$2.24	$0.33
Diluted	$2.15	$0.31

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2014 and 2013 were 507 thousand and 6 thousand, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2014 and 2013 were 508 thousand and 6 thousand, respectively.

Note 16.  Share-based Compensation

At December 31, 2014, the Company had four share-based employee compensation plans (the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP”, the 2011 LTIP and the 2014 LTIP).  Together these plans authorized an aggregate total of 8.1 million shares to be issued.  The plans have a total of 2.4 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of December 31, 2014, there was $13.3 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2014 and 2013 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	December 31, 2014	December 31, 2013
Risk-free interest rate	1.7%	2.1%
Expected volatility	52.1%	62.9%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	7.5%
Expected term (in years)	5.5 years	5.9 years
Weighted average fair value	$17.67	$8.09

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

A summary of stock option award activity as of December 31, 2014 and changes during the six months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at July 1, 2014	2,205	$7.84
Granted	509	$36.55
Exercised	(110)	$7.11	$3,893
Forfeited, expired or repurchased	(10)	$18.54
Outstanding at December 31, 2014	2,594	$13.46	$76,584	7.4

Vested and expected to vest at December 31, 2014	2,487	$13.00	$74,548	7.3
Exercisable at December 31, 2014	1,401	$6.10	$51,517	6.1

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2014 and 7.5% for the six months ended December 31, 2013.

A summary of restricted stock awards as of December 31, 2014 and changes during the six months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at July 1, 2014	15	34.66
Granted	98	36.77
Vested	(9)	36.77	$345
Forfeited	(2)	36.77
Non-vested at December 31, 2014	102	$36.47

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the six months ended December 31, 2014 and 2013, 6 thousand shares and 10 thousand shares were issued under the ESPP, respectively.  As of December 31, 2014, 432 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2014	2013	2014	2013
Selling, general and administrative	$1,251	$1,714	$2,610	$2,523
Research and development	137	180	257	218
Cost of sales	184	253	352	303
Total	1,572	2,147	3,219	3,044

Tax benefit at statutory rate	$536	$241	$1,075	$343

Note 17.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2014 and 2013 were $143 thousand and $200 thousand, respectively.  Contributions to the Plan during the six months ended December 31, 2014 and 2013 were $356 thousand and $359 thousand, respectively.

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

The federal, state and local income tax expense for the three months ended December 31, 2014 and 2013 was $22.4 million and $9.8 million, respectively.  The effective tax rates for the three months ended December 31, 2014 and 2013 were 33% and 37%, respectively.  The effective tax rate for the three months ended December 31, 2014 was lower compared to the three months ended December 31, 2013 due primarily to the effect of changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015.  Research-related tax credits also contributed to the lower rate.  The federal, state and local income tax expense for the six months ended December 31, 2014 and 2013 was $42.2 million and $5.6 million, respectively.  The effective tax rates were 35% and 34%, respectively.  The effective tax rate for the six months ended December 31, 2014 was higher compared to the six months ended December 31, 2013 due primarily to a deferred tax benefit, resulting from an increase in statutory tax rate and higher disqualifying dispositions of incentive stock awards relative to pre-tax income recorded in Fiscal 2014.  Changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015 partially offset the increased rate related to the items recorded in Fiscal 2014.

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

As of December 31, 2014 and June 30, 2014, the Company reported total unrecognized tax benefits of $600 thousand and $428 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2014 in the statement of operations and no cumulative interest and penalties have been recorded in the Company’s statement of financial position as of December 31, 2014 and June 30, 2014.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, and New Jersey.  The Company’s tax returns for Fiscal Year 2010 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 19.  Related Party Transactions

The Company had sales of $717 thousand and $496 thousand during the three months ended December 31, 2014 and 2013, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the six months ended December 31, 2014 and 2013 were $1.1 million and $1.0 million, respectively.  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $768 thousand and $980 thousand at December 31, 2014 and June 30, 2014, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 20.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 71% and 65% of the Company’s inventory purchases in the three months ended December 31, 2014 and 2013, respectively. Purchases of finished goods inventory from JSP accounted for 70% and 66% of the Company’s inventory purchases in the six months ended December 31, 2014 and 2013, respectively.

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

Financial Summary

For the second quarter of Fiscal Year 2015, net sales increased to $114.8 million, representing 71% growth over the second quarter of Fiscal Year 2014.  Gross profit increased to $87.2 million compared to $41.0 million in the prior-year period and gross profit percentage increased to 76% compared to 61% in the prior-year period.  R&D expenses increased 35% to $7.8 million compared to the second quarter of Fiscal Year 2014 while SG&A expenses increased 30% to $12.8 million from $9.9 million.  Operating income for the second quarter of Fiscal Year 2015 was $66.5 million compared to $25.4 million in the second quarter of Fiscal Year 2014.  Net income for the second quarter of Fiscal Year 2015 was $44.8 million, or $1.21 per diluted share compared to $16.6 million or $0.46 per diluted share in the second quarter of Fiscal Year 2014.

For the first six months of Fiscal 2015, net sales increased to $208.2 million representing 84% growth over the prior-year period.  Gross profit increased $116.4 million to $158.8 million, compared to the prior-year period which included the $20.1 million charge related to the JSP contract renewal.  Gross profit percentage increased to 76% compared to 37% in the prior-year period.  R&D expenses increased 35% to $14.2 million compared to the prior-year period while SG&A expenses increased 37% to $23.4 million from $17.1 million.  Operating income for the first six months of Fiscal 2015 was $121.2 million compared to $14.7 million in the prior-year period.  Net income attributable to Lannett Company, Inc. for the first six months of Fiscal 2015 was $79.7 million, or $2.15 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $10.6 million, or $0.31 per diluted share and included the $20.1 million pre-tax charge related to the JSP contract renewal.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended December 31, 2014 compared with the three months ended December 31, 2013

Net sales increased 71% to $114.8 million for the three months ended December 31, 2014.  The following table identifies the Company’s net product sales by medical indication for the three months ended December 31, 2014 and 2013:

(In thousands)	Three Months Ended December 31,
Medical Indication	2014	2013
Antibiotic	$3,346	$4,334
Cardiovascular	18,333	16,923
Gallstone	16,719	1,136
Glaucoma	5,516	1,482
Gout	2,990	2,009
Migraine	6,938	2,349
Obesity	953	844
Pain Management	7,567	6,793
Thyroid Deficiency	44,535	26,241
Other	7,925	5,215
Total	$114,822	$67,326

Product price increases contributed $50.9 million to the overall increase in net sales, partially offset by decreased volumes of $3.4 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	(14)%	(8)%
Cardiovascular	(52)%	60%
Gallstone	(17)%	1389%
Glaucoma	(19)%	291%
Gout	51%	(2)%
Migraine	(17)%	212%
Obesity	13%	—%
Pain Management	11%	—%
Thyroid Deficiency	11%	58%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $18.3 million, primarily as a result of price increases on key products.  Increased volumes also added to the increase in net sales.

Gallstone.  Net sales of drugs used for gallstones increased by $15.6 million.  The increase in net sales was primarily attributable to price increases, partially offset by decreased volumes.

Migraine.  Net sales of drugs used to treat migraines increased by $4.6 million.  The increase in net sales was primarily attributable to price increases on key products.

Glaucoma.  Net sales of drugs used for the treatment of Glaucoma increased by $4.0 million.  The increase in net sales was primarily attributable to price increases.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $1.4 million, primarily as a result of a price increase on products used to treat congestive heart failure, partially offset by volume decreases due to increased competition.  Due to increased competition and other competitive factors within the market, the Company expects revenues from Cardiovascular to be lower in the second half of Fiscal 2015 compared with the first half of Fiscal 2015.

Pain Management.  Net sales of pain management products increased $774 thousand.  The increase in net sales was mainly attributable to a price increase on the Company’s C-Topical® Solution product as well as increased volumes.  Net sales of the Company’s Oxycodone HCl Oral Solution product were also higher due to increased volumes resulting from approval and re-launch in the second quarter of Fiscal 2015.  The Company continues to actively market its C- Topical® Solution product utilizing a group of brand representatives in anticipation of an NDA filing.  The increase in net sales was partially offset by decreased volumes in other products within the pain management medical indication.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended December 31:

(In thousands) Customer Distribution Channel	December 31, 2014	December 31, 2013
Wholesaler/Distributor	$81,611	$44,357
Retail Chain	18,631	19,299
Mail-Order Pharmacy	14,580	3,670
Total	$114,822	$67,326

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

Cost of Sales.  Cost of sales for the second quarter of Fiscal 2015 increased $1.3 million to $27.6 million.  The increase primarily reflected additional costs for distributed products and increased compensation-related expenses.  Amortization expense included in cost of sales totaled $20 thousand for the second quarter of Fiscal 2015 and $467 thousand for the second quarter of Fiscal 2014.

Gross Profit.  Gross profit for the second quarter of Fiscal 2015 increased 112% to $87.2 million or 76% of net sales.  In comparison, gross profit for the second quarter of Fiscal 2014 was $41.0 million or 61% of net sales.  The second quarter of Fiscal 2015 gross profit percentage increase was mainly attributable to product price increases and changes in the mix of products sold, as discussed above.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the second quarter increased 35% to $7.8 million in Fiscal 2015 from $5.8 million in Fiscal 2014.  The increase is primarily due to increased costs associated with bio-equivalency studies and the clinical trial for the Company’s C-Topical® Solution product totaling $884 thousand.  Increases in compensation-related expenses, third party contract expenses and other miscellaneous items also contributed to the increase and totaled $906 thousand.

Selling, General and Administrative.  Selling, general and administrative expenses increased 30% to $12.8 million in the second quarter of Fiscal 2015 compared with $9.9 million in Fiscal 2014.  The increase is primarily due to acquisition-related expenses totaling $2.0 million as well as additional expenses related to marketing the Company’s C-Topical® Solution product.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.

Other Income (Expense).  Interest expense in the second quarter of Fiscal 2015 totaled $73 thousand compared to $46 thousand in Fiscal 2014.  Interest and dividend income totaling $106 thousand in the second quarter of Fiscal 2015 was higher compared with $49 thousand in the second quarter of Fiscal 2014.  The Company also recorded a net gain on investment securities during the second quarter of Fiscal 2015 totaling $680 thousand compared to a net gain on investment securities totaling $1.1 million in Fiscal 2014.

Income Tax.  The Company recorded income tax expense in the second quarter of Fiscal 2015 of $22.4 million compared to of $9.8 million in the second quarter of Fiscal 2014.  The effective tax rate for the three months ended December 31, 2014 was 33%, compared to 37% for the three months ended December 31, 2013.  The effective tax rate for the three months ended December 31, 2014 was lower compared to the three months ended December 31, 2013 due primarily to the effect of changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015.  Research-related tax credits also contributed to the lower rate.

Net Income.  For the three months ended December 31, 2014, the Company reported net income attributable to Lannett Company, Inc. of $44.8 million, or $1.21 per diluted share.  Comparatively, net income in the prior year was $16.6 million, or $0.46 per diluted share.

Results of Operations - Six months ended December 31, 2014 compared with the six months ended December 31, 2013

Net sales increased 84% to $208.2 million for the six months ended December 31, 2014. The following table identifies the Company’s net product sales by medical indication for the six months ended December 31, 2014 and 2013:

(In thousands)	Six Months Ended December 31,
Medical Indication	2014	2013
Antibiotic	$6,349	$7,708
Cardiovascular	37,272	21,448
Gallstone	28,480	2,502
Glaucoma	10,207	2,936
Gout	5,289	4,062
Migraine	12,733	5,064
Obesity	1,868	1,975
Pain Management	14,222	12,011
Thyroid Deficiency	77,881	46,268
Other	13,908	9,181
Total	$208,209	$113,155

Product price increases contributed $103.2 million to the overall increase in net sales, partially offset by decreased volumes of $8.1 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	(3)%	(15)%
Cardiovascular	(44)%	118%
Gallstone	(32)%	1070%
Glaucoma	(13)%	261%
Gout	29%	1%
Migraine	(20)%	171%
Obesity	8%	(14)%
Pain Management	12%	7%
Thyroid Deficiency	(4)%	73%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $31.6 million, primarily as a result of price increases on key products.

Gallstone.  Net sales of drugs used for gallstones increased by $26.0 million.  The increase in net sales was primarily attributable to price increases, partially offset by decreased volumes.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $15.8 million, primarily as a result of price increases on products used to treat congestive heart failure, partially offset by lower volumes.  Due to increased competition and other competitive factors within the market, the Company expects revenues from Cardiovascular to be lower in the second half of Fiscal 2015 compared with the first half of Fiscal 2015.

Migraine.  Net sales of drugs used to treat migraines increased by $7.7 million.  The increase in net sales was attributable to price increases on key products, partially offset by decreased volumes.

Glaucoma.  Net sales of drugs used for the treatment of Glaucoma increased by $7.3 million.  The increase in net sales was primarily attributable to price increases.

Pain Management.  Net sales of pain management products increased $2.2 million.  The increase in net sales was mainly attributable to a price increase on the Company’s C-Topical® Solution product as well as increased volumes.  Net sales of the Company’s Oxycodone HCl Oral Solution product were also higher due to increased volumes resulting from approval and re-launch in the second quarter of Fiscal 2015.  The increase in net sales was partially offset by decreased volumes in other products within the pain management medical indication.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the six months ended December 31:

(In thousands) Customer Distribution Channel	December 31, 2014	December 31, 2013
Wholesaler/Distributor	$148,944	$72,133
Retail Chain	33,016	33,954
Mail-Order Pharmacy	26,249	7,068
Total	$208,209	$113,155

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

Cost of Sales.  Cost of sales for the first six months of Fiscal 2015 decreased $21.4 million to $49.4 million.  The decrease was primarily attributable to the nonrecurring $20.1 million charge related to the JSP contract renewal recorded in the first quarter of Fiscal Year 2014. The remaining decrease primarily reflected the impact of decreased volumes, partially offset by increased provisions for excess and obsolete inventory totaling $1.8 million related to certain products.  Amortization expense included in cost of sales totaled $41 thousand for the first six months of Fiscal 2015 and $937 thousand for the first six months of Fiscal 2014.

Gross Profit.  Gross profit for the first six months of Fiscal 2015 increased 275% to $158.8 million or 76% of net sales.  In comparison, gross profit for the first six months of Fiscal 2014 was $42.3 million or 37% of net sales.  The charge related to the JSP contract renewal negatively impacted gross margin percentage by 18% points in the first half of Fiscal Year 2014. The remaining increase in gross profit percentage was due to product price increases.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the first six months increased 35% to $14.2 million in Fiscal 2015 from $10.5 million in Fiscal 2014.  The increase is primarily due to increased product development costs totaling $1.2 million as well as costs associated with bio-equivalency studies and the clinical trial for the Company’s C-Topical® Solution product totaling $997 thousand.  Increases in compensation-related expenses also contributed to the increase and totaled $718 thousand.

Selling, General and Administrative.  Selling, general and administrative expenses increased 37% to $23.4 million in the first six months of Fiscal 2015 compared with $17.1 million in Fiscal 2014.  The increase is primarily due to acquisition-related expenses totaling $2.1 million as well as additional expenses related to marketing the Company’s C-Topical® Solution product totaling $1.1 million.  Legal and consulting fees also increased by $1.5 million.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.

Other Income (Expense).  Interest expense in the first six months of Fiscal 2015 totaled $111 thousand compared to $104 thousand in Fiscal 2014.  Interest and dividend income totaling $208 thousand in the first six months of Fiscal 2015 was higher compared with $95 thousand in the first six months of Fiscal 2014.  The Company also recorded a net gain on investment securities during the first six months of Fiscal 2015 totaling $695 thousand compared to a net gain on investment securities totaling $1.6 million in Fiscal 2014.

Income Tax.  The Company recorded income tax expense in the first six months of Fiscal 2015 of $42.2 million compared to $5.6 million in the first six months of Fiscal 2014.  The effective tax rate for the six months ended December 31, 2014 was 35% compared to 34% for the six months ended December 31, 2013.  The effective tax rate for the six months ended December 31, 2014 was higher compared to the six months ended December 31, 2013 due primarily to a deferred tax benefit, resulting from an increase in statutory tax rate and higher disqualifying dispositions of incentive stock awards relative to pre-tax income recorded in Fiscal 2014.  Changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015 partially offset the increased rate related to the items recorded in Fiscal 2014.  Additionally, the Company expects its overall effective tax rate will be 34% to 35% for the full year ended June 30, 2015.

Net Income.  For the six months ended December 31, 2014, the Company reported net income attributable to Lannett Company, Inc. of $79.7 million, or $2.15 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $10.6 million, or $0.31 per diluted share, which included the charge related to the JSP contract renewal equal to $0.38 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2014, working capital was $290.9 million as compared to $218.5 million at June 30, 2014, an increase of $72.4 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $52.6 million for the six months ended December 31, 2014 reflected net income of $79.8 million, adjustments for non-cash items of $5.1 million, as well as cash used by changes in operating assets and liabilities of $32.3 million.  In comparison, net cash from operating activities of $443 thousand for the six months ended December 31, 2013 reflected net income of $10.6 million, adjustments for non-cash items of $15.9 million, as well as cash used by changes in operating assets and liabilities of $26.0 million.

Significant changes in operating assets and liabilities from June 30, 2014 to December 31, 2014 were comprised of:

•                  An increase in accounts receivable of $29.3 million mainly due to an increase in gross accounts receivable resulting from increased sales partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at December 31, 2014, based on gross sales for the three months ended December 31, 2014 and gross accounts receivable at December 31, 2014, was 61 days.  The level of DSO at December 31, 2014 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in rebates payable totaling $5.6 million.  The increase was primarily the result of increased sales to wholesalers as a result of strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014, as well as increased rebates related to Medicare and Medicare Part D programs.

•                  A decrease in accrued payroll and payroll related costs of $7.4 million primarily related to Fiscal Year 2015 payments of incentive compensation and tax withholdings accrued in Fiscal Year 2014, partially offset by incentive compensation costs accrued during Fiscal Year 2015.

Significant changes in operating assets and liabilities from June 30, 2013 to December 31, 2013 were comprised of:

•                  An increase in accounts receivable of $26.5 million mainly due to an increase in gross accounts receivable as a result of increased sales, partially offset by increases in total revenue-related reserves. The Company’s days sales outstanding (“DSO”) at December 31, 2013, based on gross sales for the three months ended December 31, 2013 and gross accounts receivable at December 31, 2013, was 63 days. The level of DSO at December 31, 2013 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

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

Net cash provided by investing activities of $10.6 million for the six months ended December 31, 2014 is mainly the result of proceeds from the sale of investment securities of $49.0 million, partially offset by purchases of investment securities of $21.9 million and purchases of property, plant and equipment of $16.2 million.  Net cash used in investing activities of $16.7 million for the six months ended December 31, 2013 was primarily related to purchases of property, plant and equipment of $15.3 million, primarily two new building purchases, and purchases of investment securities of $12.6 million, partially offset by proceeds from the sale of investment securities of $11.2 million.

Net cash provided by financing activities of $2.1 million for the six months ended December 31, 2014 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $1.2 million and excess tax benefits on stock option exercises of $978 thousand, partially offset by debt repayments of $64 thousand.  Net cash provided by financing activities of $68.0 million for the six months ended December 31, 2013 was primarily due to proceeds from an offering of the Company’s common stock of $71.5 million, proceeds from the issuance of stock pursuant to stock compensation plans of $1.3 million and excess tax benefits on stock option exercises of $783 thousand, partially offset by debt repayments of $5.2 million.

Credit Facilities

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of December 31, 2014 are as follows:

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent, and another financial institution.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  In connection with securing the Citibank Line of Credit, the Company repaid substantially all of its outstanding debt.  As of December 31, 2014 and June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of December 31, 2014 and June 30, 2014, the Company was in compliance with all financial covenants.

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of December 31, 2014 and June 30, 2014, the effective rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of December 31, 2014, $1.1 million is outstanding under the mortgage loan, of which $132 thousand is classified as currently due.

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

One initiative at the core of the Company’s strategy is to continue leveraging the asset we acquired in 2007, Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based APIs for use in various dosage forms for pain management.  The value of this license comes from the fact that, to date, only six other companies in the U.S. have been granted this license.  This license, along with Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry, no foreign competition, and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins than generic products historically produce.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture of non-opioid-based APIs.

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

One challenge for generic manufacturers with this strategy is the level of legal costs required.  Before a product is selected for development, the Company must perform a thorough review of the existing patents and determine if they are going to try to invalidate the patent or try to circumvent it.  In either case, once the Company submits a P-IV the brand company will have 45 days to respond with a determination on whether they are going to file a suit against the generic company to defend their patent.  A generic company needs to be prepared not only for the time and effort associated with a protracted legal challenge, but the associated fees which can easily reach in excess of several million dollars.  This strategy provides a ‘high risk, high reward’ path to product approval.  The Company filed its first ANDA with a P-IV certification in Fiscal Year 2013.  To date, we have filed five P-IV certifications.  In response to our P-IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  With the right research and analysis performed up front, the Company believes it can target suitable products for which to file a P-IV certification, be successful, and reap the rewards of limited competition.

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

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $74.2 million and $51.9 million at December 31, 2014 and June 30, 2014, respectively.  Rebates payable at December 31, 2014 and June 30, 2014 were $10.2 million and $4.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the six months ended December 31, 2014 and 2013:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2014	$30,320	$15,091	$9,341	$1,787	$56,539
Current period provision	178,009	39,754	8,301	15,079	241,143
Credits issued during the period	(161,205)	(34,318)	(3,350)	(14,431)	(213,304)
Balance at December 31, 2014	$47,124	$20,527	$14,292	$2,435	$84,378

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2013	$7,267	$3,581	$6,689	$1,000	$18,537
Current period provision	45,192	20,006	3,162	17,703	86,063
Credits issued during the period	(40,113)	(14,384)	(1,907)	(13,720)	(70,124)
Balance at December 31, 2013	$12,346	$9,203	$7,944	$4,983	$34,476

For the three months ending December 31, 2014 and 2013, as a percentage of gross sales the provision for chargebacks was 40.6% and 22.2%, the provision for rebates was 8.6% and 10.1%, the provision for returns was 1.7% and 1.6%, and the provision for other adjustments was 2.5% and 11.2%, respectively.

For the six months ending December 31, 2014 and 2013, as a percentage of gross sales the provision for chargebacks was 39.6% and 22.9%, the provision for rebates was 8.8% and 10.1%, the provision for returns was 1.8% and 1.6%, and the provision for other adjustments was 3.4% and 9.0%, respectively.

The increase in total reserves from June 30, 2014 to December 31, 2014 was due to increases in all reserve categories. The increases resulted from increased gross sales to wholesalers related to the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014. The activity in the “Other” category for the six months ended December 31, 2014 and 2013 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended December 31, 2014 and 2013, the Company recorded provisions for excess and obsolete inventory of $1.3 million and $370 thousand, respectively.  During the six months ended December 31, 2014 and 2013, the Company recorded provisions for excess and obsolete inventory of $2.9 million and $1.1 million, respectively.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets primarily consist of property, plant and equipment as well as definite-lived intangible assets.  Intangible assets are stated at cost less accumulated amortization and were not material to the consolidated financial statements at December 31, 2014 or June 30, 2014.  Amortization is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 5 to 39 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

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

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the market price on the grant date to value restricted stock.  The Black-Scholes valuation model includes various assumptions, including the expected volatility, the expected life of the award, dividend yield, and the risk-free interest rate.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2014 and 2013 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	December 31, 2014	December 31, 2013
Risk-free interest rate	1.7%	2.1%
Expected volatility	52.1%	62.9%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	7.5%
Expected term (in years)	5.5 years	5.9 years
Weighted average fair value	$17.67	$8.09

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of December 31, 2014 and June 30, 2014, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of December 31, 2014, $1.1 million is outstanding under the mortgage loan.

In December 2013, the Company entered into a credit agreement (the “Citibank Line of Credit”) with Citibank, N.A., as administrative agent and certain other financial institutions.  The Citibank Line of Credit provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Citibank Line of Credit will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Citibank Line of Credit ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Citibank Line of Credit is collateralized by substantially all of the Company’s assets.  As of December 31, 2014 and June 30, 2014, the Company had $50.0 million available under the Citibank Line of Credit.

The Citibank Line of Credit contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of December 31, 2014 and June 30, 2014, the Company was in compliance with all financial covenants.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three and six months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANNETT COMPANY, INC.

Dated: February 6, 2015	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: February 6, 2015	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: February 6, 2015	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document