Form 10-Q
period 2015-03-31
LANNETT CO INC
filed 2015-05-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2015
Common stock, par value $0.001 per share	36,242,710

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$208,772	$105,587
Investment securities	16,614	40,693
Accounts receivable, net	79,715	61,325
Inventories, net	42,474	44,844
Prepaid income taxes	4,604	—
Deferred tax assets	11,894	11,265
Other current assets	3,157	1,833
Total current assets	367,230	265,547
Property, plant and equipment, net	80,265	61,704
Intangible assets, net	1,166	927
Deferred tax assets	12,777	14,234
Other assets	1,638	361
TOTAL ASSETS	$463,076	$342,773

LIABILITIES
Current liabilities:
Accounts payable	$16,994	$20,982
Accrued expenses	3,843	3,901
Accrued payroll and payroll-related expenses	8,062	12,860
Rebates payable	5,889	4,558
Income taxes payable	—	4,569
Current portion of long-term debt	134	129
Total current liabilities	34,922	46,999
Long-term debt, less current portion	908	1,009
TOTAL LIABILITIES	35,830	48,008
Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 36,651,983 and 36,088,272 shares issued; 36,134,991 and 35,571,280 shares outstanding at March 31, 2015 and June 30, 2014, respectively)	37	36
Additional paid-in capital	233,488	216,793
Retained earnings	199,630	83,654
Accumulated other comprehensive loss	(285)	(54)
Treasury stock (516,992 shares at March 31, 2015 and June 30, 2014)	(5,959)	(5,959)
Total Lannett Company, Inc. stockholders’ equity	426,911	294,470
Noncontrolling Interest	335	295
Total stockholders’ equity	427,246	294,765
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$463,076	$342,773

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales	$99,352	$79,997	$307,561	$193,152
Cost of sales	23,714	23,865	73,155	74,572
JSP contract renewal cost	—	—	—	20,100
Gross profit	75,638	56,132	234,406	98,480
Operating expenses:
Research and development	9,159	10,583	23,358	21,113
Selling, general, and administrative	12,204	9,560	35,579	26,629
Total operating expenses	21,363	20,143	58,937	47,742
Operating income	54,275	35,989	175,469	50,738
Other income (loss):
Foreign currency gain (loss)	(21)	1	(21)	1
Gain (loss) on sale of assets	(5)	—	15	(55)
Gain (loss) on investment securities	(103)	200	592	1,765
Interest and dividend income	95	109	303	204
Interest expense	(8)	(13)	(119)	(117)
Other	—	—	—	(87)
Total other income (loss)	(42)	297	770	1,711
Income before income tax	54,233	36,286	176,239	52,449
Income tax expense	17,973	13,280	60,208	18,838
Net income	36,260	23,006	116,031	33,611
Less: Net income attributable to noncontrolling interest	27	11	55	45
Net income attributable to Lannett Company, Inc.	$36,233	$22,995	$115,976	$33,566

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.01	$0.66	$3.25	$1.01
Diluted	$0.97	$0.63	$3.13	$0.97

Weighted average common shares outstanding:
Basic	35,880,954	35,025,968	35,715,061	33,082,460
Diluted	37,210,138	36,769,593	37,082,138	34,586,007

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net Income	$36,260	$23,006	$116,031	$33,611
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	35	(11)	(231)	(2)
Total other comprehensive income (loss), before tax	35	(11)	(231)	(2)
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	35	(11)	(231)	(2)
Comprehensive income	36,295	22,995	115,800	33,609
Less: Total comprehensive income attributable to noncontrolling interest	27	11	55	45
Comprehensive income attributable to Lannett Company Inc.	$36,268	$22,984	$115,745	$33,564

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, July 1, 2014	36,088	$36	$216,793	$83,654	$(54)	$(5,959)	$294,470	$295	$294,765

Shares issued in connection with share-based compensation plans	564	1	4,164	—	—	—	4,165	—	4,165
Share-based compensation	—	—	4,729	—	—	—	4,729	—	4,729
Excess tax benefits on share-based compensation awards	—	—	7,802	—	—	—	7,802	—	7,802
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss, net of income tax	—	—	—	—	(231)	—	(231)	—	(231)
Net income	—	—	—	115,976	—	—	115,976	55	116,031

Balance, March 31, 2015	36,652	$37	$233,488	$199,630	$(285)	$(5,959)	$426,911	$335	$427,246

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$116,031	$33,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,020	4,775
Deferred income tax expense (benefit)	828	(7,240)
Share-based compensation	4,729	5,833
Excess tax benefits on share-based compensation awards	(7,802)	(5,234)
Loss (gain) on sale of assets	(15)	55
Gain on investment securities	(592)	(1,765)
JSP contract renewal cost	—	20,100
Other noncash expenses	61	175
Changes in assets and liabilities which provided (used) cash:
Trade accounts receivable	(18,390)	(37,963)
Inventories	2,370	(8,834)
Prepaid income taxes/income taxes payable	(1,371)	2,489
Prepaid expenses and other assets	(2,663)	(210)
Rebates payable	1,331	5,140
Accounts payable	(3,988)	(1,398)
Accrued expenses	(58)	6,063
Accrued payroll and payroll-related expenses	(4,798)	172
Net cash provided by operating activities	89,693	15,769
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,580)	(20,194)
Proceeds from sale of property, plant and equipment	76	48
Purchases of intangible assets	(300)	—
Proceeds from sale of investment securities	61,334	20,640
Purchase of investment securities	(36,662)	(49,778)
Net cash provided by (used in) investing activities	1,868	(49,284)
FINANCING ACTIVITIES:
Repayments of debt	(96)	(5,345)
Proceeds from issuance of stock	4,164	4,671
Excess tax benefits on share-based compensation awards	7,802	5,234
Proceeds from stock offering	—	71,478
Deferred financing fees	—	(402)
Purchase of treasury stock	—	(695)
Distributions to noncontrolling shareholders	(15)	—
Net cash provided by financing activities	11,855	74,941
Effect on cash and cash equivalents of changes in foreign exchange rates	(231)	(2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	103,185	41,424
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,587	42,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,772	$84,113
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$123	$117
Income taxes paid	$60,750	$23,589

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Foreign currency translation

The Consolidated Financial Statements are presented in U.S. Dollars, the reporting currency of the Company.  The financial statements of the Company’s foreign subsidiary are maintained in local currency and translated into U.S. dollars at the end of each reporting period.  Assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period.  The adjustments resulting from the use of differing exchange rates are recorded as part of stockholders’ equity in accumulated comprehensive income (loss).  Gains and losses resulting from transactions denominated in foreign currencies are recognized in the Consolidated Statements of Operations under Other income (loss).  Amounts recorded due to foreign currency fluctuations are immaterial to the consolidated financial statements.

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

Investment securities

The Company’s investment securities consist of publicly traded equity securities and certificates of deposit with original maturities greater than three months which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Gains and losses are included in the Consolidated Statements of Operations under Other income (loss).

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended March 31, 2015 and 2014 was $1.4 million and $1.2 million, respectively.  Depreciation expense for each of the nine months ended March 31, 2015 and 2014 was $4.0 million and $3.4 million, respectively.

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

Segment Information

The Company operates one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2015 and 2014:

(In thousands)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2015	2014	2015	2014
Antibiotic	$3,005	$3,361	$9,355	$11,069
Cardiovascular	8,457	21,331	45,729	42,779
Gallstone	20,489	988	48,969	3,490
Glaucoma	5,714	4,538	15,921	7,474
Gout	1,453	3,383	6,743	7,445
Migraine	6,722	4,787	19,455	9,851
Obesity	1,084	915	2,952	2,890
Pain Management	4,286	8,407	18,508	20,418
Thyroid Deficiency	36,720	28,292	114,601	74,560
Other	11,422	3,995	25,328	13,176
Total	$99,352	$79,997	$307,561	$193,152

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2015 and 2014, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014

Product 1	37%	35%	37%	39%
Product 2	21%	1%	16%	2%
Product 3	7%	24%	13%	19%

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2015 and 2014, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014

Customer A	27%	23%	30%	21%
Customer B	15%	7%	10%	7%
Customer C	—%	14%	—%	15%

Customer concentration was impacted by the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014, as well as other strategic partnerships between industry wholesalers and retailers.

At March 31, 2015 and June 30, 2014, four customers accounted for 80% and 67% of the Company’s net accounts receivable balance, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition and collateral is generally not required.

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 66% and 65% of the Company’s inventory purchases during the three months ended March 31, 2015 and 2014, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 68% and 67% of the Company’s inventory purchases during the nine months ended March 31, 2015 and 2014, respectively.  See Note 20 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $61.6 million and $51.9 million at March 31, 2015 and June 30, 2014, respectively.  Rebates payable at March 31, 2015 and June 30, 2014 were $5.9 million and $4.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

Note 4.  Accounts Receivable

Accounts receivable consisted of the following components at March 31, 2015 and June 30, 2014:

(In thousands)	March 31, 2015	June 30, 2014
Gross accounts receivable	$141,497	$113,420
Less Chargebacks reserve	(32,061)	(30,320)
Less Rebates reserve	(9,321)	(10,532)
Less Returns reserve	(18,490)	(9,341)
Less Other deductions	(1,761)	(1,787)
Less Allowance for doubtful accounts	(149)	(115)
Accounts receivable, net	$79,715	$61,325

For the three months ended March 31, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $74.3 million, $18.4 million, $5.9 million, and $7.8 million, respectively.  For the three months ended March 31, 2014, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $33.3 million, $20.5 million, $2.3 million, and $1.1 million, respectively.

For the nine months ended March 31, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $252.3 million, $58.2 million, $14.2 million, and $22.9 million, respectively.  For the nine months ended March 31, 2014, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $78.5 million, $40.5 million, $5.5 million, and $18.8 million, respectively.

Note 5.  Inventories

Inventories, net of allowances, at March 31, 2015 and June 30, 2014 consisted of the following:

(In thousands)	March 31, 2015	June 30, 2014
Raw Materials	$18,868	$19,767
Work-in-process	4,893	5,440
Finished Goods	16,558	17,592
Packaging Supplies	2,155	2,045
Total	$42,474	$44,844

The reserve for excess and obsolete inventory was $5.0 million and $2.4 million at March 31, 2015 and June 30, 2014, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2015 and June 30, 2014 consisted of the following:

(In thousands)	Useful Lives	March 31, 2015	June 30, 2014
Land	—	$4,641	$4,641
Building and improvements	10 - 39 years	46,330	42,013
Machinery and equipment	5 - 10 years	44,311	37,678
Furniture and fixtures	5 - 7 years	1,719	1,416
Construction in progress	—	22,303	11,454
Property, plant and equipment, gross		119,304	97,202
Less accumulated depreciation		(39,039)	(35,498)
Property, plant and equipment, net		$80,265	$61,704

During each of the three and nine months ended March 31, 2015 and 2014, the Company had no impairment charges.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.2 million and $1.1 million at March 31, 2015 and June 30, 2014, respectively.

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

The Company’s financial assets and liabilities measured at fair value at March 31, 2015 and June 30, 2014, were as follows:

	March 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$16,614	$—	$—	$16,614
Total Investment Securities	$16,614	$—	$—	$16,614

	June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$15,193	$—	$—	$15,193
Certificates of Deposit	25,500	—	—	25,500
Total Investment Securities	$40,693	$—	$—	$40,693

Note 8.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net loss on investment securities of $103 thousand during the three months ended March 31, 2015, which included an unrealized loss related to securities still held at March 31, 2015 of $666 thousand.  The Company had a net gain on investment securities of $200 thousand during the three months ended March 31, 2014, which included an unrealized loss related to securities still held at March 31, 2014 of $174 thousand.

The Company had a net gain on investment securities of $592 thousand during the nine months ended March 31, 2015, which included an unrealized loss related to securities still held at March 31, 2015 of $954 thousand.  The Company had a net gain on investment securities of $1.8 million during the nine months ended March 31, 2014, which included an unrealized gain related to securities still held at March 31, 2014 of $740 thousand.

Note 9.  Intangible Assets

Intangible assets, net as of March 31, 2015 and June 30, 2014, consisted of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014

Cody Labs Import License	582	582	(261)	(232)	321	350
Morphine Sulfate Oral Solution NDA	202	202	(74)	(65)	128	137
Other ANDA Product Rights	900	600	(183)	(160)	717	440
	$1,684	$1,384	$(518)	$(457)	$1,166	$927

For the three months ended March 31, 2015 and 2014, the Company incurred amortization expense of $20 thousand and $467 thousand, respectively.  For the nine months ended March 31, 2015 and 2014, the Company incurred amortization expense of $61 thousand and $1.4 million, respectively.  There were no impairments related to intangible assets during each of the three and nine months ended March 31, 2015 and 2014.

Future annual amortization expense consisted of the following as of March 31, 2015:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2015	$20
2016	82
2017	82
2018	82
2019	79
Thereafter	372
$717

The amounts above do not include the product line covered by the ANDA purchased in August 2009 for $149 thousand and ANDAs purchased in September 2014 for $300 thousand.  Amortization on these assets will begin when the Company begins shipping the product.

Note 10.  Bank Line of Credit

In December 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent, and another financial institution. As of March 31, 2015, the Credit Agreement provided for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Credit Agreement will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Credit Agreement ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement. The Credit Agreement is collateralized by substantially all of the Company’s assets. In connection with securing the Credit Agreement, the Company repaid substantially all of its outstanding debt. See Note 11 “Long-Term Debt” for more information. As of March 31, 2015 and June 30, 2014, the Company had $50.0 million available under the Credit Agreement.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of March 31, 2015 and June 30, 2014, the Company was in compliance with all financial covenants.

The Credit Agreement was amended on April 21, 2015.  See Note 22 “Subsequent Events” for more information.

Note 11.  Long-Term Debt

Long-term debt consisted of the following:

	March 31,	June 30,
(In thousands)	2015	2014
First National Bank of Cody mortgage	$1,042	$1,138
Less current portion	134	129
Long-term debt	$908	$1,009

Current Portion of Long-term Debt:

	March 31,	June 30,
(In thousands)	2015	2014
First National Bank of Cody mortgage	$134	$129

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of March 31, 2015 and June 30, 2014, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.

Long-term debt amounts due for the twelve month periods ending March 31 were as follows:

Amounts Payable
(In thousands)	to Institutions
2015	$134
2016	140
2017	146
2018	153
2019	160
Thereafter	309
Total	$1,042

Note 12.  Legal and Regulatory Matters

Richard Asherman

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs is in violation of certain zoning laws and that Cody Labs is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claims Cody Labs is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand, plus the value of any stock options.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled.  Although Mr. Asherman originally sought to require that Lannett acquire his interest in Realty for an unspecified price and/or to dissolve Realty; those claims were recently dismissed.

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

Federal Investigation into the Generic Pharmaceutical Industry

On November 3, 2014, the Senior Vice President of Sales and Marketing of the Company was served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoena requests corporate documents of the Company relating to communications or correspondence with competitors regarding the sale of generic prescription medications, but is not specifically directed to any particular product and is not limited to any particular time period.  The Company maintains that it has acted in compliance with all applicable laws and regulations and continues to cooperate with the federal investigation.

On December 5, 2014, the Company was served with a grand jury subpoena related to the federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act. The subpoena requests corporate documents from the Company relating to corporate, financial, and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications, and the marketing, sale, or pricing of certain products. The Company maintains that it has acted in compliance with all applicable laws and regulations and continues to cooperate with the federal investigation.

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

Note 13.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business, with initial lease terms not greater than 12 months.  These leases are typically renewed annually.  Rental and lease expense was not material for all periods presented.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2015 and 2014:

(In thousands)	March 31, 2015	March 31, 2014
Foreign Currency Translation
Beginning Balance, July 1	$(54)	$(47)
Net loss on foreign currency translation (net of tax of $0 and $0)	(231)	(2)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive loss, net of tax	(231)	(2)
Ending Balance, March 31	(285)	(49)
Total Accumulated Other Comprehensive Loss	$(285)	$(49)

Note 15.  Earnings Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income attributable to Lannett Company, Inc. by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options and treats unvested restricted stock as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share was as follows:

	Three Months Ended March 31, 2015
(In thousands, except share and per share data)	2015	2014

Net Income Attributable to Lannett Company, Inc.	$36,233	$22,995

Basic weighted average common shares outstanding	35,880,954	35,025,968
Effect of potentially dilutive stock options and restricted stock awards	1,329,184	1,743,625
Diluted weighted average common shares outstanding	37,210,138	36,769,593

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.01	$0.66
Diluted	$0.97	$0.63

	Nine Months Ended March 31, 2015
(In thousands, except share and per share data)	2015	2014

Net Income Attributable to Lannett Company, Inc.	$115,976	$33,566

Basic weighted average common shares outstanding	35,715,061	33,082,460
Effect of potentially dilutive stock options and restricted stock awards	1,367,077	1,503,547
Diluted weighted average common shares outstanding	37,082,138	34,586,007

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$3.25	$1.01
Diluted	$3.13	$0.97

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014 were 77 thousand and 3 thousand, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2015 and 2014 were 490 thousand and 9 thousand, respectively.

Note 16.  Share-based Compensation

At March 31, 2015, the Company had four share-based employee compensation plans (the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP”, the 2011 LTIP and the 2014 LTIP).  Together these plans authorized an aggregate total of 8.1 million shares to be issued.  The plans have a total of 2.5 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of March 31, 2015, there was $11.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2015 and 2014 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.7%	2.1%
Expected volatility	52.1%	62.9%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	7.5%
Expected term (in years)	5.5 years	5.9 years
Weighted average fair value	$17.67	$8.14

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

A stock option roll-forward as of March 31, 2015 and changes during the nine months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at July 1, 2014	2,205	$7.84
Granted	509	$36.55
Exercised	(541)	$6.78	$26,800
Forfeited, expired or repurchased	(73)	$17.82
Outstanding at March 31, 2015	2,100	$14.73	$111,267	7.3

Vested and expected to vest at March 31, 2015	2,017	$14.29	$107,723	7.2
Exercisable at March 31, 2015	975	$5.84	$60,354	5.7

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the nine months ended March 31, 2015 and 7.5% for the nine months ended March 31, 2014.

A summary of restricted stock awards as of March 31, 2015 and changes during the nine months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at July 1, 2014	15	34.66
Granted	103	37.97
Vested	(9)	36.77	$345
Forfeited	(5)	36.55
Non-vested at March 31, 2015	104	$37.68

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the nine months ended March 31, 2015 and 2014, 9 thousand shares and 14 thousand shares were issued under the ESPP, respectively.  As of March 31, 2015, 435 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014
Selling, general and administrative	$1,195	$2,240	$3,805	$4,763
Research and development	133	225	390	443
Cost of sales	182	324	534	627
Total	1,510	2,789	4,729	5,833

Tax benefit at statutory rate	$514	$1,053	$1,589	$2,160

Note 17.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2015 and 2014 were $226 thousand and $169 thousand, respectively.  Contributions to the Plan during the nine months ended March 31, 2015 and 2014 were $582 thousand and $528 thousand, respectively.

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

The federal, state and local income tax expense for the three months ended March 31, 2015 and 2014 was $18.0 million and $13.3 million, respectively.  The effective tax rates for the three months ended March 31, 2015 and 2014 were 33% and 37%, respectively.  The effective tax rate for the three months ended March 31, 2015 was lower compared to the three months ended March 31, 2014 due primarily to the effect of changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015.  Research-related tax credits also contributed to the lower rate.  The federal, state and local income tax expense for the nine months ended March 31, 2015 and 2014 was $60.2 million and $18.8 million, respectively.  The effective tax rates were 34% and 36%, respectively.  The effective tax rate for the nine months ended March 31, 2015 was lower compared to the nine months ended March 31, 2014 due primarily to the effect of changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015.  Research-related tax credits also contributed to the lower rate.

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

As of March 31, 2015 and June 30, 2014, the Company reported total unrecognized tax benefits of $578 thousand and $428 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2015 in the statement of operations and no cumulative interest and penalties have been recorded in the Company’s statement of financial position as of March 31, 2015 and June 30, 2014.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, and New Jersey.  The Company’s tax returns for Fiscal Year 2011 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 19.  Related Party Transactions

The Company had sales of $226 thousand and $375 thousand during the three months ended March 31, 2015 and 2014, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the nine months ended March 31, 2015 and 2014 were $1.3 million and $1.4 million, respectively.  Jeffrey Farber, Chairman of the Board and the son of William Farber, Chairman Emeritus of the Board of Directors, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $685 thousand and $980 thousand at March 31, 2015 and June 30, 2014, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 20.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 66% and 65% of the Company’s inventory purchases in the three months ended March 31, 2015 and 2014, respectively. Purchases of finished goods inventory from JSP accounted for 68% and 67% of the Company’s inventory purchases in the nine months ended March 31, 2015 and 2014, respectively.

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

During the renewal term of the agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  Specifically, the Company is required to purchase, in the aggregate, $31 million of products from JSP each year.  The Company has met the minimum purchase requirement for Fiscal 2015, but there is no guarantee that the Company will be able to continue to do so in Fiscal 2016 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

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

Note 22.  Subsequent Events

First Amendment to the Credit Agreement

On April 21, 2015, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), pursuant to which the parties amended the terms of the Credit Agreement originally entered into on December 18, 2013 with Citibank, N.A., as administrative agent and certain other financial institutions party thereto as lenders.  The First Amendment increases the Company’s revolving line of credit from $50.0 million to $120.0 million (the “Credit Facility”), consisting of revolving loans, swingline loans not to exceed an aggregate principal amount of $5.0 million and letters of credit not to exceed a maximum aggregate principal amount of $5.0 million.  The First Amendment also includes an accordion feature that will allow the Company to increase the Credit Facility by a total of up to an additional $30.0 million, subject to securing additional commitments from existing lenders or new lending institutions.  The First Amendment also modified certain financial covenants, most notably permitted acquisitions and capital expenditures. Permitted acquisitions increased from $100.0 million to $200.0 million individually and in the aggregate for each fiscal year. Total permitted acquisitions over the remaining term of the Credit Agreement were increased to $600.0 million.  Capital expenditure covenants were also increased over the term of the Credit Agreement based on certain leverage ratios, as defined.  At closing, the Company had $120.0 million available for borrowing under the Credit Facility.

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

Financial Summary

For the third quarter of Fiscal Year 2015, net sales increased to $99.4 million, representing 24% growth over the third quarter of Fiscal Year 2014.  Gross profit increased to $75.6 million compared to $56.1 million in the prior-year period and gross profit percentage increased to 76% compared to 70% in the prior-year period.  R&D expenses decreased 13% to $9.2 million compared to the third quarter of Fiscal Year 2014 while SG&A expenses increased 28% to $12.2 million from $9.6 million.  Operating income for the third quarter of Fiscal Year 2015 was $54.3 million compared to $36.0 million in the third quarter of Fiscal Year 2014.  Net income attributable to Lannett Company, Inc. for the third quarter of Fiscal Year 2015 was $36.2 million, or $0.97 per diluted share compared to $23.0 million or $0.63 per diluted share in the third quarter of Fiscal Year 2014.

For the first nine months of Fiscal 2015, net sales increased to $307.6 million representing 59% growth over the prior-year period.  Gross profit increased $135.9 million to $234.4 million, compared to the prior-year period which included the $20.1 million charge related to the JSP contract renewal.  Gross profit percentage increased to 76% compared to 51% in the prior-year period.  R&D expenses increased 11% to $23.4 million compared to the prior-year period while SG&A expenses increased 34% to $35.6 million from $26.6 million.  Operating income for the first nine months of Fiscal 2015 was $175.5 million compared to $50.7 million in the prior-year period.  Net income attributable to Lannett Company, Inc. for the first nine months of Fiscal 2015 was $116.0 million, or $3.13 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $33.6 million, or $0.97 per diluted share and included the $20.1 million pre-tax charge related to the JSP contract renewal.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended March 31, 2015 compared with the three months ended March 31, 2014

Net sales increased 24% to $99.4 million for the three months ended March 31, 2015.  The following table identifies the Company’s net product sales by medical indication for the three months ended March 31, 2015 and 2014:

(In thousands)	Three Months Ended March 31,
Medical Indication	2015	2014
Antibiotic	$3,005	$3,361
Cardiovascular	8,457	21,331
Gallstone	20,489	988
Glaucoma	5,714	4,538
Gout	1,453	3,383
Migraine	6,722	4,787
Obesity	1,084	915
Pain Management	4,286	8,407
Thyroid Deficiency	36,720	28,292
Other	11,422	3,995
Total	$99,352	$79,997

Product price increases contributed $29.5 million to the overall increase in net sales, partially offset by decreased volumes of $10.1 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	(3)%	(7)%
Cardiovascular	(41)%	(20)%
Gallstone	52%	1923%
Glaucoma	(6)%	32%
Gout	(57)%	—%
Migraine	(8)%	48%
Obesity	20%	(1)%
Pain Management	(22)%	(27)%
Thyroid Deficiency	(4)%	34%

Gallstone.  Net sales of drugs used for gallstones increased by $19.5 million.  The increase in net sales was primarily attributable to price increases on key products.  Higher volumes also contributed to the increase in net sales.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $8.4 million, primarily as a result of price increases on key products.

Migraine.  Net sales of drugs used to treat migraines increased by $1.9 million.  The increase in net sales was primarily attributable to price increases on key products.

Glaucoma.  Net sales of drugs used for the treatment of Glaucoma increased by $1.2 million.  The increase in net sales was primarily attributable to price increases on key products.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment decreased by $12.9 million primarily as a result of several new entrants in the market for products used to treat congestive heart failure.  The Company experienced lower volumes and additional competition as expected.  The Company currently anticipates net sales from cardiovascular products in the fourth quarter of Fiscal 2015 to be comparable to net sales from cardiovascular products in the third quarter of Fiscal 2015.

Pain Management.  Net sales of pain management products decreased $4.1 million.  The decrease in net sales was attributable to lower volumes as well as a lower average net sales price due to an increase in return reserves related to a voluntary recall of one lot of product manufactured at the Company’s facility in Cody, Wyoming due to incorrect labeling.  The Company continues to actively market its C-Topical® Solution product utilizing a group of brand representatives in anticipation of an NDA filing.  Higher volumes of the Company’s Oxycodone HCl Oral Solution product which was re-launched in the second quarter of Fiscal 2015 helped to offset the decrease in net sales.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended March 31:

(In thousands) Customer Distribution Channel	March 31, 2015	March 31, 2014
Wholesaler/Distributor	$75,740	$50,418
Retail Chain	14,043	23,218
Mail-Order Pharmacy	9,569	6,361
Total	$99,352	$79,997

Net sales to wholesaler/distributor increased as a result of increased sales in a variety of products for thyroid deficiency and gallstone, partially offset by decreases in cardiovascular, as discussed above.  Additionally, the increase in net sales to wholesaler/distributor was impacted by the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014.  Other strategic partnerships between industry wholesalers and retailers also impacted net sales to wholesaler/distributor and retail chain.  Mail-order pharmacy net sales increased primarily as a result of increased sales of drugs used for the treatment of thyroid deficiency, as discussed above.

Cost of Sales.  Cost of sales for the third quarter of Fiscal 2015 decreased slightly to $23.7 million.  The decrease is primarily related to lower amortization and other regulatory expenses partially offset by increased provisions for excess and obsolete inventory.  Amortization expense included in cost of sales totaled $20 thousand for the third quarter of Fiscal 2015 and $467 thousand for the third quarter of Fiscal 2014.

Gross Profit.  Gross profit for the third quarter of Fiscal 2015 increased 35% to $75.6 million or 76% of net sales.  In comparison, gross profit for the third quarter of Fiscal 2014 was $56.1 million or 70% of net sales.  The third quarter of Fiscal 2015 gross profit percentage increase was mainly attributable to product price increases and changes in the mix of products sold, as discussed above.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the third quarter decreased 13% to $9.2 million in Fiscal 2015 from $10.6 million in Fiscal 2014.  The decrease is primarily due to lower third party contract lab expenses costs totaling $2.0 million, partially offset by increased costs associated with bio-equivalency studies and the clinical trial for the Company’s C-Topical® Solution product totaling $684 thousand.

Selling, General and Administrative.  Selling, general and administrative expenses increased 28% to $12.2 million in the third quarter of Fiscal 2015 compared with $9.6 million in Fiscal 2014.  The increase was primarily due to increased compensation related expenses totaling $1.3 million, increased acquisition-related expenses totaling $991 thousand, higher legal expenses totaling $462 thousand as well as additional expenses related to marketing the Company’s C-Topical® Solution product.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.

Other Income (Loss).  Interest expense in the third quarter of Fiscal 2015 totaled $8 thousand compared to $13 thousand in Fiscal 2014.  Interest and dividend income totaling $95 thousand in the third quarter of Fiscal 2015 was lower compared with $109 thousand in the third quarter of Fiscal 2014.  The Company also recorded a net loss on investment securities during the third quarter of Fiscal 2015 totaling $103 thousand compared to a net gain on investment securities totaling $200 thousand in Fiscal 2014.

Income Tax.  The Company recorded income tax expense in the third quarter of Fiscal 2015 of $18.0 million compared to $13.3 million in the third quarter of Fiscal 2014.  The effective tax rate for the three months ended March 31, 2015 was 33%, compared to 37% for the three months ended March 31, 2014.  The effective tax rate for the three months ended March 31, 2015 was lower compared to the three months ended March 31, 2014 due primarily to the effect of changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015.  Research-related tax credits also contributed to the lower rate.

Net Income.  For the three months ended March 31, 2015, the Company reported net income attributable to Lannett Company, Inc. of $36.2 million, or $0.97 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $23.0 million, or $0.63 per diluted share.

Results of Operations - Nine months ended March 31, 2015 compared with the nine months ended March 31, 2014

Net sales increased 59% to $307.6 million for the nine months ended March 31, 2015.  The following table identifies the Company’s net product sales by medical indication for the nine months ended March 31, 2015 and 2014:

(In thousands)	Nine Months Ended March 31,
Medical Indication	2015	2014
Antibiotic	$9,355	$11,069
Cardiovascular	45,729	42,779
Gallstone	48,969	3,490
Glaucoma	15,921	7,474
Gout	6,743	7,445
Migraine	19,455	9,851
Obesity	2,952	2,890
Pain Management	18,508	20,418
Thyroid Deficiency	114,601	74,560
Other	25,328	13,176
Total	$307,561	$193,152

Product price increases contributed $133.5 million to the overall increase in net sales, partially offset by decreased volumes of $19.1 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	(7)%	(9)%
Cardiovascular	(44)%	51%
Gallstone	(12)%	1315%
Glaucoma	(11)%	124%
Gout	(10)%	—%
Migraine	(16)%	113%
Obesity	12%	(10)%
Pain Management	—%	(9)%
Thyroid Deficiency	(4)%	58%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $40.0 million, primarily as a result of price increases on key products.

Gallstone.  Net sales of drugs used for gallstones increased by $45.5 million.  The increase in net sales was primarily attributable to price increases on key products.

Migraine.  Net sales of drugs used to treat migraines increased by $9.6 million.  The increase in net sales was attributable to price increases on key products, partially offset by decreased volumes.

Glaucoma.  Net sales of drugs used for the treatment of Glaucoma increased by $8.4 million.  The increase in net sales was primarily attributable to price increases on key products.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $3.0 million, primarily as a result of price increases on products used to treat congestive heart failure, partially offset by lower volumes.

The Company experienced lower volumes and additional competition beginning in the third quarter of Fiscal 2015.  The Company anticipates net sales from cardiovascular products in the fourth quarter of Fiscal 2015 to be comparable to net sales from cardiovascular products in the third quarter of Fiscal 2015.

Pain Management.  Net sales of pain management products decreased $1.9 million.  The decrease in net sales was primarily attributable to a lower average net sales price resulting from an increase in return reserves related to a voluntary recall of one lot of product manufactured at the Company’s facility in Cody, Wyoming due to incorrect labeling.  The Company continues to actively market its C-Topical® Solution product utilizing a group of brand representatives in anticipation of an NDA filing.  The decrease in net sales was partially offset by higher volumes of the Company’s Oxycodone HCl Oral Solution product which was re-launched in the second quarter of Fiscal 2015 as well as higher volumes of the Company’s C-Topical® Solution product.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the nine months ended March 31:

(In thousands) Customer Distribution Channel	March 31, 2015	March 31, 2014
Wholesaler/Distributor	$224,684	$122,551
Retail Chain	47,059	57,172
Mail-Order Pharmacy	35,818	13,429
Total	$307,561	$193,152

Net sales to wholesaler/distributor increased as a result of increased sales in a variety of products for thyroid deficiency, gallstone and cardiovascular, as discussed above.  Additionally, the increase in net sales to wholesaler/distributor was impacted by the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014.  Other strategic partnerships between industry wholesalers and retailers also impacted net sales to wholesaler/distributor and retail chain.  Mail-order pharmacy net sales increased primarily as a result of increased sales of drugs used for the treatment of thyroid deficiency, as discussed above.

Cost of Sales.  Cost of sales for the first nine months of Fiscal 2015 decreased $21.5 million to $73.2 million.  The decrease was primarily attributable to the nonrecurring $20.1 million charge related to the JSP contract renewal recorded in the first quarter of Fiscal Year 2014. The remaining decrease primarily reflected the impact of decreased volumes and lower amortization, partially offset by increased provisions for excess and obsolete inventory.  Amortization expense included in cost of sales totaled $61 thousand for the first nine months of Fiscal 2015 and $1.4 million for the first nine months of Fiscal 2014.

Gross Profit.  Gross profit for the first nine months of Fiscal 2015 increased 138% to $234.4 million or 76% of net sales.  In comparison, gross profit for the first nine months of Fiscal 2014 was $98.5 million or 51% of net sales.  The charge related to the JSP contract renewal negatively impacted gross margin percentage by 10% points in the first nine months of Fiscal Year 2014.  The remaining increase in gross profit percentage was due to product price increases.

While the Company is continuously striving to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses for the first nine months increased 11% to $23.4 million in Fiscal 2015 from $21.1 million in Fiscal 2014.  The increase was primarily due to increased product development costs totaling $1.6 million as well as costs associated with bio-equivalency studies and the clinical trial for the Company’s C-Topical® Solution product totaling $1.7 million.  The increase was partially offset by decreased third-party contract lab expenses totaling $2.6 million.  Compensation-related and other miscellaneous expenses also contributed to the increase.

Selling, General and Administrative.  Selling, general and administrative expenses increased 34% to $35.6 million in the first nine months of Fiscal 2015 compared with $26.6 million in Fiscal 2014.  The increase was primarily due to additional acquisition-related expenses totaling $3.0 million as well as an increase in legal expenses totaling $1.5 million.  Compensation related expenses also contributed an additional $1.4 million.

While the Company is focused on controlling costs, increases in personnel costs may have an ongoing and longer lasting impact on the administrative cost structure.  Other costs are being incurred to facilitate improvements in the Company’s infrastructure.

Other Income (Loss).  Interest expense in the first nine months of Fiscal 2015 totaled $119 thousand compared to $117 thousand in Fiscal 2014.  Interest and dividend income totaling $303 thousand in the first nine months of Fiscal 2015 was higher compared with

$204 thousand in the first nine months of Fiscal 2014.  The Company also recorded a net gain on investment securities during the first nine months of Fiscal 2015 totaling $592 thousand compared to a net gain on investment securities totaling $1.8 million in Fiscal 2014.

Income Tax.  The Company recorded income tax expense in the first nine months of Fiscal 2015 of $60.2 million compared to $18.8 million in the first nine months of Fiscal 2014.  The effective tax rate for the nine months ended March 31, 2015 was 34% compared to 36% for the nine months ended March 31, 2014.  The effective tax rate for the nine months ended March 31, 2015 was lower compared to the nine months ended March 31, 2014 due primarily to the effect of changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015.  Research-related tax credits also contributed to the lower rate.  Additionally, the Company expects its overall effective tax rate will be 34% to 35% for the full year ended June 30, 2015.

Net Income.  For the nine months ended March 31, 2015, the Company reported net income attributable to Lannett Company, Inc. of $116.0 million, or $3.13 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $33.6 million, or $0.97 per diluted share, which included the charge related to the JSP contract renewal equal to $0.36 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2015, working capital was $332.3 million as compared to $218.5 million at June 30, 2014, an increase of $113.8 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $89.7 million for the nine months ended March 31, 2015 reflected net income of $116.0 million, adjustments for non-cash items of $1.3 million, as well as cash used by changes in operating assets and liabilities of $27.6 million.  In comparison, net cash provided by operating activities of $15.8 million for the nine months ended March 31, 2014 reflected net income of $33.6 million, adjustments for non-cash items of $16.7 million, as well as cash used by changes in operating assets and liabilities of $34.5 million.

Significant changes in operating assets and liabilities from June 30, 2014 to March 31, 2015 were comprised of:

•                  An increase in accounts receivable of $18.4 million mainly due to an increase in gross accounts receivable resulting from increased sales partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at March 31, 2015, based on gross sales for the three months ended March 31, 2015 and gross accounts receivable at March 31, 2015, was 63 days.  The level of DSO at March 31, 2015 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  A decrease in accrued payroll and payroll related costs of $4.8 million primarily related to Fiscal Year 2015 payments of incentive compensation and tax withholdings accrued in Fiscal Year 2014, partially offset by incentive compensation costs accrued during Fiscal Year 2015.

•                  A decrease in accounts payable of $4.0 million due to the timing of payments at the beginning of Fiscal Year 2015.

•                  A decrease in inventories of $2.4 million.  The decrease was primarily due to an increase in excess and obsolescence reserves recorded during Fiscal 2015.

Significant changes in operating assets and liabilities from June 30, 2013 to March 31, 2014 were comprised of:

•                  An increase in accounts receivable of $38.0 million mainly due to an increase in gross accounts receivable as a result of increased sales, partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at March 31, 2014, based on annualized gross sales and gross accounts receivable at March 31, 2014, was 66 days.  The level of DSO at March 31, 2014 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

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

Net cash provided by investing activities of $1.9 million for the nine months ended March 31, 2015 is mainly the result of proceeds from the sale of investment securities of $61.3 million, partially offset by purchases of investment securities of $36.7 million and purchases of property, plant and equipment of $22.6 million.  Net cash used in investing activities of $49.3 million for the nine months ended March 31, 2014 was primarily related to purchases of property, plant and equipment of $20.2 million, primarily two new building purchases, and purchases of investment securities of $49.8 million, partially offset by proceeds from the sale of investment securities of $20.6 million.

Net cash provided by financing activities of $11.9 million for the nine months ended March 31, 2015 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $4.2 million and excess tax benefits on stock option exercises of $7.8 million, partially offset by debt repayments of $96 thousand.  Net cash provided by financing activities of $74.9 million for the nine months ended March 31, 2014 was primarily due to proceeds from an offering of the Company’s common stock of $71.5 million, proceeds from the issuance of stock pursuant to stock compensation plans of $4.7 million and excess tax benefits on stock option exercises of $5.2 million, partially offset by debt repayments of $5.3 million.

Credit Facilities

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of March 31, 2015 are as follows:

In December 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent, and another financial institution.  As of March 31, 2015, the Credit Agreement provided for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Credit Agreement will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Credit Agreement ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Credit Agreement is collateralized by substantially all of the Company’s assets.  In connection with securing the Credit Agreement, the Company repaid substantially all of its outstanding debt.  As of March 31, 2015 and June 30, 2014, the Company had $50.0 million available under the Credit Agreement.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of March 31, 2015 and June 30, 2014, the Company was in compliance with all financial covenants.

The Credit Agreement was amended on April 21, 2015.  See Note 22 “Subsequent Events” for more information.

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of March 31, 2015 and June 30, 2014, the effective rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of March 31, 2015, $1.0 million is outstanding under the mortgage loan, of which $134 thousand is classified as currently due.

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

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $61.6 million and $51.9 million at March 31, 2015 and June 30, 2014, respectively.  Rebates payable at March 31, 2015 and June 30, 2014 were $5.9 million and $4.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the nine months ended March 31, 2015 and 2014:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2014	$30,320	$15,091	$9,341	$1,787	$56,539
Current period provision	252,290	58,190	14,208	22,875	347,563
Credits issued during the period	(250,549)	(58,071)	(5,059)	(22,901)	(336,580)
Balance at March 31, 2015	$32,061	$15,210	$18,490	$1,761	$67,522

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2013	$7,267	$3,581	$6,689	$1,000	$18,537
Current period provision	78,477	40,465	5,458	18,801	143,201
Credits issued during the period	(66,032)	(28,119)	(2,924)	(17,909)	(114,984)
Balance at March 31, 2014	$19,712	$15,927	$9,223	$1,892	$46,754

For the three months ending March 31, 2015 and 2014, as a percentage of gross sales the provision for chargebacks was 36.1% and 23.9%, the provision for rebates was 9.0% and 14.7%, the provision for returns was 2.9% and 1.6%, and the provision for other adjustments was 3.8% and 0.8%, respectively.

For the nine months ending March 31, 2015 and 2014, as a percentage of gross sales the provision for chargebacks was 38.5% and 23.3%, the provision for rebates was 8.9% and 12.0%, the provision for returns was 2.2% and 1.6%, and the provision for other adjustments was 3.5% and 5.6%, respectively.

The increase in total reserves from June 30, 2014 to March 31, 2015 was due to increases in substantially all reserve categories. The increases resulted from increased gross sales to wholesalers related to the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014.  Other strategic partnerships between industry wholesalers and retailers also impacted net sales to wholesaler/distributor and retail chain.  The return reserve increased due to a voluntary recall of one lot of product manufactured at the Company’s facility in Cody, Wyoming due to incorrect labeling.  The activity in the “Other” category for the nine months ended March 31, 2015 and 2014 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended March 31, 2015 and 2014, the Company recorded provisions for excess and obsolete inventory of $2.1 million and $811 thousand, respectively.  During the nine months ended March 31, 2015 and 2014, the Company recorded provisions for excess and obsolete inventory of $5.0 million and $1.9 million, respectively.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets primarily consist of property, plant and equipment as well as definite-lived intangible assets.  Intangible assets are stated at cost less accumulated amortization and were not material to the consolidated financial statements at March 31, 2015 or June 30, 2014.  Amortization is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 5 to 39 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2015 and 2014 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.7%	2.1%
Expected volatility	52.1%	62.9%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	7.5%
Expected term (in years)	5.5 years	5.9 years
Weighted average fair value	$17.67	$8.14

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of March 31, 2015 and June 30, 2014, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of March 31, 2015, $1.0 million is outstanding under the mortgage loan.

In December 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and certain other financial institutions.  As of March 31, 2015, the Credit Agreement provided for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Credit Agreement will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Credit Agreement ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Credit Agreement is collateralized by substantially all of the Company’s assets.  As of March 31, 2015 and June 30, 2014, the Company had $50.0 million available under the Credit Agreement.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of March 31, 2015 and June 30, 2014, the Company was in compliance with all financial covenants.

The Credit Agreement was amended on April 21, 2015.  See Note 22 “Subsequent Events” for more information.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three and nine months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the third quarter of Fiscal 2015, the Company updated Item 1A. Risk Factors to include the following:

Under our Bylaws, individuals or entities that bring certain claims or join such claims may be obligated to reimburse the Company for the expenses it reasonably incurs in connection with such actions if the claim proves unsuccessful.

Our Bylaws provide, to the fullest extent permitted by law, in the event that any current or former stockholder (the “Claimant”) (x) initiates or asserts (1) any derivative action or proceeding brought on behalf of the Company, (2) any claim or counterclaim or other action against the Company or any of its directors, officers, employees or agents, including but not limited to federal securities law claims (each of the foregoing, a “Claim”), or joins any such Claim as a named party, or (y) joins, offers substantial assistance to or has a direct financial interest in any Claim and (z) the Claimant or the party who has brought such Claim does not thereby obtain a judgment on the merits that substantially achieves the full equitable, legal and monetary remedies or relief sought in the Claim, such Claimant shall be obligated to reimburse the Company for all costs, fees and expenses of any kind (including attorneys’ fees and the fees of experts) actually incurred by the Company in defending such Claim or in indemnifying any officer, director or third party for the costs, fees and expenses incurred by any such officer, director or third party in connection with such Claim. The Company believes that the term “judgment on the merits” means the determination of a court or jury after all relevant facts have been presented in evidence.  Additionally, the Company believes that a Claimant would need to prevail on a majority of the claims brought by such Claimant, be awarded a majority of the damages and other monetary relief sought by such Claimant, and be awarded a majority of the equitable and other relief sought by such Claimant in order to “substantially achieve” the full remedy sought in a claim.  Please note, however, that the court hearing any Claim would make the ultimate determination as to the meanings of such phrases and the applicability or non-applicability of this bylaw provision with respect to any Claim brought by a Claimant.  Although this provision of our Bylaws was adopted to deter frivolous lawsuits, it also may deter stockholder litigation that may be in the best interests of the Company or our stockholders.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: May 8, 2015	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: May 8, 2015	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: May 8, 2015	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

10.30	Employment Agreement of John Abt	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document