Form 10-K
period 2015-06-30
LANNETT CO INC
filed 2015-08-27
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2014 was $1,273,773,512 based on the closing price of the stock on the NYSE.

As of July 31, 2015, there were 36,476,764 shares of the registrant’s common stock, $.001 par value, outstanding.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Annual Report on Form 10-K contains forward-looking statements in “Item 1A — Risk Factors”, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other statements throughout the report.  Any statements made in this Annual Report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to them at this time.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, anticipated financial performance, and integration of acquisitions.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements.  We believe the risks and uncertainties discussed under the “Item 1A - Risk Factors” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may affect our actual results.

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

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania, and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of brand pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2015.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

The Company has experienced net sales growth at a compounded annual growth rate in excess of 29% over the past fourteen years.  In that time period, net sales increased from $12.1 million in fiscal year 2001 to $406.8 million in fiscal year 2015.  This growth has been achieved through favorable product pricing environments, strategic partnerships, and launches of additional manufactured drugs, as well as opportunities resulting from our strong historical record of regulatory compliance.

All products that we currently manufacture and/or distribute are prescription products with the exception of a small portfolio of over-the-counter products manufactured at Silarx Pharmaceuticals, Inc., which was acquired on June 1, 2015.  Our top five products in each year collectively accounted for 78% of our net sales in fiscal year 2015 and 74% and 69% of our net sales in fiscal years’ 2014 and 2013, respectively.

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

Mutually Beneficial Supply and Distribution Arrangements.  In 2004, we entered into an exclusive ten-year distribution agreement (the “JSP Distribution Agreement”) with Jerome Stevens Pharmaceuticals (“JSP”) covering four different product lines.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and its designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represented the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  Levothyroxine Sodium and Digoxin collectively accounted for 50% of our net sales in fiscal year 2015.

During the term of the agreement and related amendment, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  The Company has met the minimum purchase requirement for Fiscal 2015, but there is no guarantee that the Company will be able to continue to do so in fiscal year 2016 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

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

Strong Track Record of Obtaining Regulatory Approvals for New Products.  During the past three fiscal years, we have received several approved Abbreviated New Drug Applications (each, an “ANDA”)/ANDA supplements from the Food and Drug Administration (the “FDA”).  Although the timing of ANDA approvals by the FDA is uncertain, we currently expect to receive several more during Fiscal 2016.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

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

We have targeted four strategies for expanding our product offerings: (1) deploying our experienced R&D staff to develop products in-house, (2) entering into product development agreements or strategic partnerships with third-party product developers and formulators, (3) purchasing ANDAs from other generic manufacturers and (4) marketing drugs under brand names.  We expect that each strategy will facilitate our identification, selection and development of additional generic pharmaceutical products that we may distribute through our existing network of customers.

Key highlights related to product developments during Fiscal 2015 included the Company acquiring two ANDAs, Estradiol Tablets, USP, 0.5 mg, 1 mg, and 2 mg and Selegiline Hydrochloride Capsules 5 mg, as well as the Company entering into several new distribution agreements including an agreement with Symplemed, Inc. to be the exclusive distributor in the United States of an authorized generic version of ACEON® (perindopril erbumine tablets) in 2 mg, 4 mg, and 8 mg dosage strengths.

We have several existing supply and development agreements with both international and domestic companies, and are currently in negotiations on similar agreements with additional companies, through which we can market and distribute future products.  We intend to capitalize on our strong customer relationships to build our market share for such products.

Mergers and Acquisitions.

We are active in evaluating potential mergers and acquisitions opportunities that are a strategic fit and accretive to our business.  We are particularly interested in opportunities that globalize our business, further vertically integrate our operations, or enhance shareholder value through an acquisition in a tax favorable jurisdiction.  During Fiscal 2015, we completed the acquisition of Silarx Pharmaceuticals, Inc., a New York corporation, and Stoneleigh Realty, LLC, a New York limited liability company (together “Silarx”), for $42.5 million, subject to a post-closing working capital adjustment.

Silarx manufactures and markets high-quality liquid pharmaceutical products, including generic prescription and over-the-counter products.  Silarx recently moved into an 110,000 square foot facility located in Carmel, New York and was the first company to secure U.S. approval for a generic version of Viiv Healthcare’s Epivir® (lamivudine) 10mg/ml oral solution.  By challenging Viiv’s U.S. patent, which expires on September 20, 2018, Silarx secured 180-day generic market exclusivity and launched the product in March 2015.  Silarx is also the only manufacturer of Loratadine Oral Solution (equivalent to the active ingredient of Claritin®) with the FDA approved indication of “Hives-Relief.” Additional key products include Citalopram Oral Solution (equivalent to the active ingredient of Celexa®) and Fluoxetine Oral Solution (equivalent to the active ingredient of Prozac®).

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

Key Products

Levothyroxine Sodium Tablets

Levothyroxine Sodium tablets are produced and marketed with 12 varying potencies.  Levothyroxine Sodium tablets are manufactured by JSP and we distribute it under the JSP Distribution Agreement.  Levothyroxine Sodium tablets remain one of the most prescribed drugs in the U.S. and are used by patients of various ages and demographic backgrounds for the treatment of thyroid deficiency.  Net sales of Levothyroxine Sodium tablets totaled $153.5 million in fiscal year 2015.  In our distribution of these products, we compete with two brand Levothyroxine Sodium products—AbbVie’s Synthroid® and Pfizer’s Levoxyl®— as well as generic products from Mylan and Sandoz.

Digoxin Tablets

Digoxin tablets are produced and marketed with two different potencies.  This product is manufactured by JSP and we distribute it under the JSP Distribution Agreement.  Digoxin tablets are used to treat congestive heart failure in patients of various ages and demographics.  Net sales of this product totaled $49.0 million in fiscal year 2015.  In our distribution of these products, we compete with a generic product from Impax and expect to compete against West-Ward, Caraco, Mylan, Impax and the brand Lanoxin from Covis.

Butalbital Products

We distribute three products containing Butalbital.  We have manufactured and sold Butalbital with Aspirin and Caffeine capsules for more than 20 years.  Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules are manufactured by JSP and distributed under the JSP Distribution Agreement.  Additionally, in September 2012 the Company was approved to sell Butalbital, Acetaminophen and Caffeine Tablets.  Butalbital products, which are orally administered in capsule or tablet dosage forms, are prescribed to treat migraines and tension headaches caused by contractions of the muscles in the neck and shoulder area.  The drug is prescribed primarily for adults of various demographics.  Migraines are an increasingly prevalent condition in the United States and we believe the demand for effective medical treatments will continue to increase.  Net sales of Butalbital products totaled $25.7 million in fiscal year 2015. Although new innovator drugs to treat migraines have been introduced by brand name drug companies, we believe that there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.

Ursodiol Capsules

Ursodiol Capsules are produced and marketed in 300 mg capsules and are used for the treatment of gallstones.  Net sales of Ursodiol Capsules totaled $65.3 million in fiscal year 2015.  We compete with a generic product from Mylan and Epic as well as the brand Actigall from Actavis.

Pain Management Products

Cocaine Topical® Solution (“C-Topical®”) is produced and marketed under a preliminary new drug application (“PIND”) in two different strengths and two different size containers.  C-Topical® is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery.  The Company is currently in the process of completing a Phase 3 clinical trial in preparation of submitting an NDA for C-Topical® and continues to actively market the product utilizing a group of brand representatives in key market locations throughout the United States.

Morphine Sulfate Oral Solution is produced and marketed in three different size containers.  We manufacture this product at Cody Labs and are currently finishing the manufacturing methods and capabilities to make the API.  This drug is prescribed primarily for the management of pain in adults.

Oxycodone HCl Oral Solution (“Oxycodone”) was produced until August 20, 2012 and marketed until October 4, 2012 in two different size containers, at which point, as a result of FDA enforcement actions against all market participants, the Company voluntarily exited the market.  Prior to the enforcement actions the Company had submitted an ANDA to the FDA.  The Company received approval and commenced shipping Oxycodone in September 2014.  This drug is prescribed primarily for the management and relief of moderate to moderately severe pain.

Other products in the pain management franchise include Hydromorphone HCl tablets and Codeine Sulfate tablets.  Additionally, the Company added several pain management products through the Silarx acquisition.  Net sales of pain management products totaled $27.5 million in fiscal year 2015.

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

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of an approximately 73,000 square foot facility located on 15.0 acres of land in Cody, Wyoming.  Cody Labs leases the facility from Cody LCI Realty, LLC (“Realty”), which is 50% owned by Lannett and 50% owned by a former officer of Cody Labs.  Cody Labs’ manufacturing facility currently has little capacity for further expansion.

In June 2015, we completed the acquisition of Silarx.  The manufacturing facility owned by Silarx consists of an 110,000 square foot facility located in Carmel, New York and sits on 25.8 acres of land.  The facility currently houses manufacturing, packaging, research and development and has capacity for additional manufacturing space, if needed.

We have adopted many new processes in support of regulations relating to cGMPs in the last several years, and we believe we are operating our facilities in substantial compliance with the FDA’s cGMP regulations.  In designing our facilities, full attention was given to material flow, equipment and automation, quality control and inspection.  A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers, high-speed bottle filling and high potency or specialized manufacturing suites are a few examples of the sophisticated product development, manufacturing and packaging equipment used in the production process.  In addition, our Quality Control laboratory facilities are equipped with high precision instruments, such as automated liquid chromatographs (HPLC and UPLC), gas chromatographs, and laser particle size analyzers.

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

2.)          Scale-up and Tech Transfer.  After product development, scientists and the R&D chemists agree on a final formulation for use in moving the drug candidate forward in the developmental process, we then attempt to increase the batch size of the product.  The batch size represents the standard magnitude to be used in manufacturing a batch of the product.  The determination of batch size affects the amount of raw material that is used in the manufacturing process and the number of expected dosages to be created during the production cycle.  We attempt to determine batch size based on the amount of active ingredient in each dosage, the available production equipment and unit sales projections.  The scaled-up batch is then generally produced in our commercial manufacturing facilities.  During this manufacturing process, we document the equipment used, the amount of time in each major processing step and any other steps needed to consistently produce a batch of that product.  This information, generally referred to as the validated manufacturing process, is included in the ANDA.

3.)          Bioequivalency and Clinical Testing.  After a successful scale-up of the generic drug batch, we schedule and perform bioequivalency testing on the product, and in some cases, clinical testing if required by the FDA.  These procedures, which are generally outsourced to third parties, include testing the absorption of the generic product in the human bloodstream compared to the absorption of the innovator drug.  The results of this testing are then documented and reported to us to determine the “success” of the generic drug product.  Success, in this context, means that we are able to demonstrate that our product is comparable to the innovator product in dosage form, strength, route of administration, quality, performance characteristics and intended use.

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

We currently file our ANDAs and NDAs electronically.  On July 9, 2012, the Food and Drug Administration Safety and Innovation Act was enacted, which included the Generic Drug User Fee Amendments of 2012 (“GDUFA”).  Under these Amendments the FDA committed to reviewing 90% of complete electronic generic applications within 10 months after the date of submission.  Applications filed after October 2014 will be reviewed under this process, however, ANDAs and NDAs submitted for our products may not receive FDA approval on a timely basis, or at all.  The current FDA median review time for ANDAs is 31 months.  While we have received approval for some of our ANDAs in as little as 14 months, we have also waited longer than 36 months before receiving approval.  The FDA has advised that electronic submissions of applications may shorten the approval process.

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

As of June 30, 2015, we have ten paragraph IV certifications pending with the FDA, of which five were filed by Lannett and five by Silarx.  Three of the paragraph IV certifications are currently being challenged.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our paragraph IV certification with respect to Thalomid®, Celegene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our paragraph IV certification with respect to Dilaudid®, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015.  The Company is in various stages of responding to the patent infringement claims.  Refer to Note 12 “Legal and Regulatory Matters” for additional information.

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

Current Products

As of the date of this filing, we manufactured and/or distributed the following products:

Name of Product(1)		Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Baclofen Tablets	Muscle Relaxant	Lioresal®
3	Butalbital, Acetaminophen and Caffeine Tablets	Migraine	Fioricet®
4	Butalbital, Aspirin and Caffeine Capsules	Migraine	Fiorinal®
5	Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules*	Migraine	Fiorinal w/ Codeine #3®
6	C-Topical ® Solution	Anesthetic	N/A
7	Digoxin Tablets*	Congestive Heart Failure	Lanoxin®
8	Levothyroxine Sodium Tablets*	Thyroid Deficiency	Levoxyl®/ Synthroid®
9	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
10	Probenecid Tablets	Gout	Benemid®
11	Terbutaline Sulfate Tablets	Bronchospasms	Brethine®
12	Triamterene w/Hydrochlorothiazide Capsules	Hypertension	Dyazide®
13	Ursodiol Capsules	Gallstone	Actigall ®

*Distributed under the JSP Distribution Agreement

(1) Products not listed each represented less than 1% of total net sales in Fiscal 2015.

Unlike brand, innovator companies, we do not develop new molecules.  However, we have filed and received two patents for APIs at our Cody, Wyoming manufacturing facility, with additional patents in process. Additionally, the Company is currently in the process of completing a Phase 3 clinical trial in preparation of submitting an NDA for C-Topical® and continues to actively market the product utilizing a group of brand representatives in key market locations throughout the United States.

In fiscal year 2015, we received several ANDA/ANDA supplement approvals from the FDA.  The following summary contains more specific details regarding our latest ANDA approvals.  Market data was obtained from Wolters Kluwer and IMS.

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

In September 2014, we received a letter from the FDA with approval to market and launch Oxycodone Hydrochloride Oral Solution USP, 100 mg per 5 mL, the therapeutic equivalent to the reference listed drug, Oxycodone Hydrochloride Oral Solution USP, 100 mg per 5 mL, of Lehigh Valley Technologies, Inc. According to IMS, annualized sales of Oxycodone Hydrochloride Oral Solution USP, 100 mg per 5 mL, at Average Wholesale Price (AWP) were approximately $43.0 million.

In October 2014, we received a letter from the FDA with approval to market and launch Letrozole Tablets USP, 2.5 mg, the therapeutic equivalent to the reference listed drug, Femara® Tablets, 2.5 mg, of Novartis Pharmaceuticals Corporation. According to IMS, for the year ended September 2014 total sales of Letrozole Tablets USP, 2.5 mg, at Average Wholesale Price (AWP) were approximately $359.0 million.

In December 2014, we received a letter from the FDA with approval to market and launch Dorzolamide Hydrochloride and Timolol Maleate Ophthalmic Solution, 2%/0.5%, the therapeutic equivalent to the reference listed drug, Cosopt®  Ophthalmic Solution, 2%/0.5%, of Oak Pharmaceuticals, Inc. According to IMS, for the year ended October 2014, total sales of Dorzolamide Hydrochloride and Timolol Maleate Ophthalmic Solution, 2%/0.5%, at Average Wholesale Price (AWP) were approximately $123.0 million.

We have additional products currently under development which are orally administered solid oral-dosage products (i.e., tablet/capsule) or oral solutions, nasal, topicals or parentarels, as well as other dosage forms designed to be generic equivalents to brand named innovator drugs.  Our developmental drug products are intended to treat a diverse range of indications.  The products under development are at various stages in the development cycle—formulation, scale-up, clinical testing and FDA review.

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

In addition to the efforts of our internal product development group, we have contracted with numerous outside firms for the formulation and development of several new generic drug products.  These outsourced R&D products are at various stages in the development cycle—formulation, analytical method development, and testing and manufacturing scale-up.  These products include orally administered solid dosage products, injectables and nasal delivery products that are intended to treat a diverse range of medical indications.  We intend to ultimately transfer the formulation technology and manufacturing process for some of these R&D products to our own commercial manufacturing sites.  We initiated these outsourced R&D efforts to complement the progress of our own internal R&D efforts.

The following table summarizes key information related to our R&D products at June 30, 2015.  The column headings are defined as follows:

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

Stage of R&D	Regulatory Requirement	Number of Products
FDA Review	ANDA	29
In Development	ANDA/NDA	47

We recorded R&D expenses of $30.3 million in fiscal year 2015, $27.7 million in fiscal year 2014, and $16.3 million in fiscal year 2013.  These amounts included expenses associated with bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, Pennsylvania, we have also been taking steps to capitalize on favorable development costs in other countries.  We have strategic relationships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established between Lannett and these research organizations and in some cases include a royalty provision.  Development payments are normally scheduled in advance, based on attaining development milestones.

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

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods from JSP accounted for 68% of our inventory purchases in fiscal year 2015, 62% in fiscal year 2014 and 60% in fiscal year 2013.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules; Digoxin Tablets; and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and its designees.  The Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the term of the agreement and related amendment, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  The Company has met the minimum purchase requirement for Fiscal 2015, but there is no guarantee that the Company will be able to continue to do so in fiscal year 2016 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

We have entered into definitive supply and development agreements with international companies, including, Azad Pharma AG, Aenova (formerly Swiss Caps) of Switzerland, Pharma 2B (formerly Pharmaseed), The GC Group of Israel and HEC Pharm Group, Sunshine Lake, LLC, as well as domestic companies, including JSP, Cerovene, Symplemed, Inc., and Summit Bioscience LLC.  We are currently in negotiations on similar agreements with other companies, through which we will market and distribute future products manufactured in-house or by third parties.  We intend to capitalize on our strong customer relationships to build market share for such products, and increase future revenues and income.

Customers and Marketing

We sell our products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores and other pharmaceutical companies.  The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, McKesson, and Cardinal Health, accounted for 30%, 11%, and 7%, respectively, of our net sales in fiscal year 2015 and 19%, 8% and 9%, respectively, of our net sales in fiscal year 2014.  Our largest chain drug store customer in fiscal year 2015 accounted for 6% of net sales.  In fiscal year 2014, our largest chain drug store customer accounted for 13% of net sales.  Due to a strategic partnership between Amerisource Bergen and Walgreens, Amerisource Bergen began handling product distribution for Walgreens in the third quarter of fiscal year 2014.  As a result of the Amerisource Bergen and Walgreens partnership, as well as other strategic partnerships between industry wholesalers and retailers, the Company has been experiencing and continues to expect a shift in net sales mix with an increase in net sales to wholesalers and a decrease in net sales to retailers.  We perform ongoing credit evaluations of our customers’ financial condition, and have experienced no significant collection problems to date.  Generally, we require no collateral from our customers.

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

Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Historically, and in fiscal years 2015, 2014 and 2013, our advertising expenses were immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Competition

The manufacturing and distribution of generic pharmaceutical products is a highly competitive industry.  Competition is based primarily on price.  In addition to competitive pricing, our competitive advantages are our ability to provide strong and dependable customer service by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of orders.  We ensure that our products are available from national suppliers as well as our own warehouse.  The modernization of our facilities, hiring of experienced staff and implementation of inventory and quality control programs have improved our competitive cost position over the past five years.

We compete with other manufacturers and marketers of generic and brand name drugs.  Each product manufactured and/or sold by us has a different set of competitors.  The list below identifies the companies with which we primarily compete with respect to each of our major products.

Product	Primary Competitors

Acetazolomide Tablets	Taro

Butalbital, Acetaminophen and Caffeine Tablets	Mallinckrodt, Mikart, Qualitest, Actavis and West-Ward

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Actavis and Breckenridge

C-Topical® Solution	Alternative products including using Lidocaine and Epinephrine combined

Digoxin Tablets	Mylan, Impax, West-Ward, Caraco, and Covis

Levothyroxine Sodium Tablets	AbbVie, Pfizer, Mylan and Sandoz

Ursodiol Capsules	Epic, Mylan and Actavis

Government Regulation

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA, and, in cases of controlled substance products the DEA, and to a lesser extent by other federal regulatory bodies and state governments.  The Federal Food, Drug, and Cosmetic Act (the “FDCA”), the Controlled Substance Act (the “CSA”) and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising, and promotion of our generic drug products.  Noncompliance with applicable regulations can result in fines, product recalls, and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment, and refusal of the government to approve new drug applications.  The FDA also has the authority to revoke previously approved drug applications.

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

In addition to establishing a new ANDA procedure, the Hatch-Waxman Act created statutory protections for approved brand name drugs.  Under the Hatch-Waxman Act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the brand name drug have expired or have been determined to be invalid.  Prior to this act, the FDA gave no consideration to the patent status of a previously approved drug.  Upon NDA approval, the FDA lists in its Orange Book the approved drug product and any patents identified by the NDA applicant that relate to the drug product.  Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the FDA’s Orange Book before expiration of the referenced patent(s), must certify to the FDA that (1) no patent information on the drug product that is the subject of the ANDA has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the ANDA is submitted. This last certification is known as a paragraph IV certification.  A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers.  Before the enactment of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “MMA”), which amended the Hatch-Waxman Act, if the NDA holder or patent owner(s) asserted a patent challenge within 45 days of its receipt of the certification notice, the FDA was prevented from approving that ANDA until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in an ANDA applicant’s favor, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay.  In some cases, NDA owners and patent holders have obtained additional patents for their products after an ANDA had been filed but before that ANDA received final marketing approval, and then initiated a new patent challenge, which resulted in more than one 30-month stay.  The MMA amended the Hatch-Waxman Act to eliminate certain unfair advantages of patent holders in the implementation of the Hatch-Waxman Act.  As a result, the NDA owner remains entitled to an automatic 30-month stay if it initiates a patent infringement lawsuit within 45 days of its receipt of notice of a paragraph IV certification, but only if the patent infringement lawsuit is directed to patents that were listed in the FDA’s Orange Book before the ANDA was filed.  An ANDA applicant is now permitted to take legal action to enjoin or prohibit the listing of certain of these patents as a counterclaim in response to a claim by the NDA owner that its patent covers its approved drug product.  As of June 30, 2015, we have ten paragraph IV certifications pending with the FDA, of which five were filed by Lannett and five by Silarx.  Three of the paragraph IV certifications are currently being challenged.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our paragraph IV certification with respect to Thalomid®, Celegene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our paragraph IV certification with respect to Dilaudid®, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015.  The Company is in various stages of responding to the patent infringement claims.  Refer to Note 12 “Legal and Regulatory Matters” for additional information.

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

Such a determination may affect an applicant’s first-to-file status and eligibility for a 180-day period of marketing exclusivity for the generic product.  The MMA also modified the rules governing when the 180-day marketing exclusivity period is triggered or forfeited and shared.  Prior to the legislation, the 180-day marketing exclusivity period was triggered upon the first commercial marketing of the ANDA or a court decision holding the patent invalid, unenforceable, or not infringed.  For ANDAs accepted for filing before March 2000, that court decision had to be final and non-appealable (other than a petition to the U.S. Supreme Court for a writ of certiorari).  In March 2000, the FDA changed its position in response to two court cases that challenged the FDA’s original interpretation of what constituted a court decision under the Hatch-Waxman Act.  Under the changed policy, the 180-day marketing exclusivity period began running immediately upon a district court decision holding the patent at issue invalid, unenforceable, or not infringed, regardless of whether the ANDA had been approved and the generic product had been marketed.  In codifying the FDA’s original policy, the MMA retroactively applies a final and non-appealable court decision trigger for all ANDAs filed before December 8, 2003 leaving intact the first commercial marketing trigger.  As for ANDAs filed after December 8, 2003, the marketing exclusivity period is only triggered upon the first commercial marketing of the ANDA product, but that exclusivity may be forfeited under certain circumstances, including, if the ANDA is not marketed within 75 days after a final and non-appealable court decision by the first-to-file or other ANDA applicant, or if the FDA does not tentatively approve the first-to-file applicant’s ANDA within 30 months.

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

Anti-Kickback Statutes, Sunshine Act, and Federal False Claims Act

The federal health care programs fraud and abuse law (sometimes referred to as the “Anti-Kickback Statue”) prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare or Medicaid.  The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments.  Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated.  Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal health care programs.  In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

Over the past several years, the rising costs of providing health care services has triggered legislation to make certain changes to the way in which pharmaceuticals are covered and reimbursed, particularly by government programs.  For instance, recent federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, which revised the formula used to reimburse health care providers and physicians under Part B and imposed significant revisions to the Medicaid Drug Rebate Program.  These changes have resulted in, and may continue to result in, coverage and reimbursement restrictions and increased rebate obligations by manufacturers.

In addition, there continues to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care.  Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

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

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, results of operations and financial condition. Further, generic pharmaceutical drug prices have been the focus of increased scrutiny by certain states’ attorney generals, the U.S. Department of Justice and Congress. Decreases in health care reimbursements or prices of our prescription drugs could limit our ability to sell our products or decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

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

In fiscal year 2015, the Company and certain affiliated individuals each were served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial, and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications, and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.  Based on reviews performed to date by outside counsel, the Company currently believes that it has acted in compliance with all applicable laws and regulations and continues to cooperate with the federal investigation.

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

Employees

As of June 30, 2015, we had 502 employees.

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

In fiscal year 2015, 51% of our net sales are of distributed products, primarily manufactured by JSP.  Two of these products are Levothyroxine Sodium and Digoxin, which accounted for 38% and 12%, respectively, of our Fiscal 2015 net sales, and 37% and 20%, respectively, of our net sales for Fiscal 2014.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  If the supply of these products is interrupted in any way by any form of temporary or permanent business interruption to JSP, including but not limited to fire or other naturally-occurring, damaging event to their physical plant and/or equipment, condemnation of their facility, legislative or regulatory cease and desist declaration regarding their operations, FDA action, and any interruption in their source of API for their products, our operating results could be materially adversely affected.  We do not have, at this time, a second source for these products.

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

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and there can be no assurances that volume increases will be sufficient to fully offset any price decreases.  Any price decreases that occurred during Fiscal 2015 will have a full year impact on Fiscal 2016 net sales.  The Company expects any full year impact from price decreases to be partially offset by increased volumes.  The Company is currently not forecasting any further price decreases during Fiscal 2016.

Acquisitions could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital, and we expect our current pace of acquisitions to continue or increase.  These transactions could be material to our financial condition and results of operations.  We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions.  The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures.  The areas where we face risks include but are not limited to (i) diversion of management time and focus from operating our business to acquisition integration challenges, (ii) implementation or remediation of controls, procedures, and policies at the acquired company, (iii) integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions, (iv) transition of operations, users, and customers onto our existing platforms, (v) failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition, (vi) cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire, and (vii) liability for activities of the acquired company before the acquisition, including infringement claims, violations of laws, commercial disputes, tax liabilities, claims from current and former employees and customers and other known and unknown liabilities.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions incur unanticipated liabilities, and harm our business generally.  Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.  Also, the anticipated benefit of many of our acquisitions may not materialize.

With respect to our recent acquisition of Silarx, the success of such acquisition will depend in part on our ability to realize the business opportunities and growth prospects from combining the operations of Silarx with our business in an efficient and effective manner.  We may never realize these business opportunities and growth prospects.  Further, our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures.  The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance.  If we are unable to successfully or timely integrate the operations of Silarx with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits related to the transaction, and our business, results of operations and financial condition could be materially and adversely affected.

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

Additionally, certain products marketed prior to the FDCA may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, 1938 Act or the 1962 amendments to the Act.”  Under the Grandfathered drug clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time, and (3) not covered by an effective application.”  Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  Efforts have included issuing notices to companies currently producing these products to cease its distribution of said products.  Lannett currently manufactures and markets one product that is considered a GRASE or Grandfathered product, C-Topical® Solution.  The Company is currently in the process of completing a Phase 3 clinical trial in preparation for submitting an NDA for C-Topical® Solution.  The FDA is currently undertaking activities to force all companies who manufacture certain GRASE products to file applications and seek approval for these products or remove their products from the market.

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

•                  engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;

•                  persuading regulatory bodies to withdraw the approval of brand name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;

•                  entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time or after generic competition initially enters the market;

•                  filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture, and/or scale of generic products; and,

•                  introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the generic or the reference product for which we seek regulatory approval.

In the U.S., some companies have lobbied Congress for amendments to the Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

If proposals like these were to become effective, or if any other actions by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, or distribution of our products are successful, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced, or eliminated, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or share price.

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

Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances.  Under these arrangements, from time to time we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products due to competitive pricing.  Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our products.  As a result, we would likely be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided.  Like our competitors, we also give credits for chargebacks to wholesalers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other customers.

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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the Anti-Kickback Statute, which apply to our sales and marketing practices and our relationships with physicians.  At the federal level, the Anti-Kickback Statute prohibits any person or entity from knowingly and willfully soliciting, receiving, offering, or paying any remuneration, including a bribe, kickback, or rebate, directly or indirectly, in return for or to induce the referral of patients for items or services covered by federal health care programs, or the furnishing, recommending, or arranging for products or services covered by federal health care programs.  Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others.  The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, and waivers of payments.  Several courts have interpreted the federal Anti-Kickback Statute’s intent requirement to mean that if even one purpose in an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated.  The federal government has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure parties that they will not be prosecuted under the federal Anti-Kickback Statute.  The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement will be illegal or that prosecution under the federal Anti-Kickback Statute will be pursued, but such transactions or arrangements face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution.  If our sales and marketing practices or our relationships with physicians are considered by federal or state enforcement authorities to be knowingly and willfully soliciting, receiving, offering, or providing any remuneration in exchange for arranging for or recommending our products and services, and such activities do not fit within a safe harbor, then these arrangements could be challenged under the federal Anti-Kickback Statute.

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

Our three largest customers accounted for 30%, 11% and 7%, respectively, of our net sales for the fiscal year ended June 30, 2015, and 19%, 13% and 9%, respectively, of our net sales for the fiscal year ended June 30, 2014.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

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

On December 20, 2013, the Company acquired two separate properties located in Philadelphia, Pennsylvania for $4.0 million and $5.0 million.  The buildings are 196,000 and 400,000 square feet.  The Company intends to use the two properties for future expansion including, but not limited to, additional manufacturing, product development, and warehousing capabilities.  In connection with the purchase of these two buildings, the Company expects to incur significant capital expenditures for fit out costs over the next several years.

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of a 73,000 square foot structure located on approximately 15.0 acres in Cody, Wyoming.  Cody Labs’ manufacturing facility currently has capacity for further expansion, both inside and outside the existing structure.

In connection with the acquisition of Silarx, the Company acquired an 110,000 square foot manufacturing facility located in Carmel, New York, which sits on 25.8 acres of land.  The facility currently houses manufacturing, packaging, research and development and has capacity for additional manufacturing space, if needed.

ITEM 3.                                                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 “Legal and Regulatory Matters” under Item 15. Exhibits and Financial Statement Schedules and is incorporated by reference herein.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the NYSE.  The following table sets forth certain information with respect to the high and low intraday prices of the Company’s common stock during Fiscal 2015 and 2014, as quoted by the NYSE and NYSE MKT.  The Company began trading on the NYSE on December 13, 2013.  Such quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal Year Ended June 30, 2015

	High	Low

First quarter	$51.66	$33.51

Second quarter	$59.44	$39.05

Third quarter	$71.26	$40.34

Fourth quarter	$72.44	$52.10

Fiscal Year Ended June 30, 2014

	High	Low

First quarter	$22.19	$11.75

Second quarter	$33.95	$17.00

Third quarter	$46.51	$31.13

Fourth quarter	$51.45	$29.12

Holders

As of June 30, 2015, there were 437 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2015 or Fiscal 2014.  The Company intends to use available funds for working capital, plant and equipment additions, various product extension ventures, and mergers and acquisitions or other growth opportunities.  The Company does not expect to pay, nor should stockholders expect to receive, cash dividends in the foreseeable future.

The following table sets forth certain information with respect to the Company’s share repurchase activity.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (In thousands)	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2015	1,804	$67.40	—	$—
May 1 to May 31, 2015	—	—	—	—
June 1 to June 30, 2015	—	—	—	—
Total	1,804	67.40	—	—

*Shares were repurchased to settle employee tax withholding obligations pursuant to equity award programs.

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of various indexes for the period of five fiscal years commencing July 1, 2010 and ending June 30, 2015.  The graph assumes that $100 was invested on July 1, 2010 in each of the various indexes.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2015, has been derived from our consolidated financial statements.  This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Lannett Company, Inc. and Subsidiaries

Financial Highlights

(In thousands, except per share data) As of and for the Fiscal Year Ended June 30,	2015	2014	2013	2012	2011
Operating Highlights

Net sales	$406,837	$273,771	$151,054	$122,990	$106,835
Gross profit	$306,356	$154,408	$57,420	$38,947	$23,320
Operating income (loss)	$226,487	$88,089	$18,757	$6,910	$(1,179)
Net income (loss) attributable to Lannett Company, Inc.	$149,919	$57,101	$13,317	$3,948	$(277)
Basic earnings (loss) per common share attributable to Lannett Company, Inc.	$4.18	$1.70	$0.47	$0.14	$(0.01)
Diluted earnings (loss) per common share attributable to Lannett Company, Inc.	$4.04	$1.62	$0.46	$0.14	$(0.01)

Balance Sheet Highlights

Total Assets	$508,766	$342,773	$167,752	$142,592	$134,580
Total Debt	$1,009	$1,138	$6,514	$7,161	$7,822
Long-Term Debt, less current portion	$874	$1,009	$5,844	$6,513	$7,193
Total Stockholders’ Equity	$463,766	$294,765	$128,809	$111,313	$105,689

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes material changes in the financial condition and results of operations, as well as liquidity and capital resources of Lannett Company, Inc. (the “Company”).  Additionally, it addresses accounting policies that management has deemed are “critical accounting policies”.  This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and other sections of this Form 10-K.

In addition to historical information, this Form 10-K contains forward-looking information.  The forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  Important factors that might cause such a difference include, but are not limited to, those discussed in the following section, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that may occur.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by the Company in Fiscal 2016, and any Current Reports on Form 8-K filed by the Company.

Company Overview

Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral (tablets and capsules), extended release, topical, nasal, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company.  The Company also manufactures active pharmaceutical ingredients through its Cody Labs subsidiary, providing a vertical integration benefit.  Additionally, the Company is pursuing partnerships, research contracts and internal expansion for the development and production of other dosage forms including, ophthalmic, nasal, patch, foam, buccal, sublingual, soft gel, injectable, and oral dosages.

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania, Cody, Wyoming and Carmel, New York.  Customers of the Company’s pharmaceutical products include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

Financial Summary

For Fiscal 2015, net sales increased to $406.8 million representing 49% growth over the prior year period.  Gross profit increased $151.9 million to $306.4 million, compared to the prior year period which included the $20.1 million charge related to the JSP contract renewal.  The JSP contract renewal charge equated to a 7 percentage point reduction in gross profit percentage.  R&D expenses increased 9% to $30.3 million compared to the prior year period while SG&A expenses increased 28% to $49.5 million.  Operating income for Fiscal 2015 was $226.5 million compared to $88.1 million in the prior year period.  Net income attributable to Lannett Company, Inc. for Fiscal 2015 was $149.9 million, or $4.04 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $57.1 million, or $1.62 per diluted share, and included the $20.1 million pre-tax charge ($0.36 per diluted share) related to the JSP contract renewal.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations — Fiscal 2015 compared to Fiscal 2014

Net sales increased 49% to $406.8 million for the fiscal year ended June 30, 2015.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2015 and 2014:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2015	2014
Antibiotic	$12,306	$13,572
Cardiovascular	55,166	62,121
Gallstone	65,262	6,578
Glaucoma	21,145	11,987
Gout	6,833	10,822
Migraine	25,729	14,527
Muscle Relaxant	8,779	—
Obesity	4,004	4,032
Pain Management	27,461	27,174
Thyroid Deficiency	153,460	102,248
Other	26,692	20,710
Total	$406,837	$273,771

Product price increases contributed $157.3 million to the overall increase in net sales, partially offset by decreased volumes of $24.2 million.  The Company experienced favorable trends in product pricing on several key products during the period, as discussed below.  Although the Company has benefited from these favorable pricing trends, the level of competition in the marketplace is constantly changing and there can be no assurances that volume increases will be sufficient to fully offset any price decreases.  Any price decreases that occurred during Fiscal 2015 will have a full year impact on Fiscal 2016 net sales.  The Company expects any full year impact from price decreases to be partially offset by increased volumes.  The Company is currently not forecasting any further price decreases during Fiscal 2016.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	1%	(10)%
Cardiovascular	(42)%	30%
Gallstone	(15)%	907%
Glaucoma	(4)%	81%
Gout	(37)%	—%
Migraine	(10)%	87%
Muscle Relaxant	100%	—%
Obesity	9%	(10)%
Pain Management	4%	(3)%
Thyroid Deficiency	(4)%	54%

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $51.2 million, primarily as a result of price increases on key products.

Gallstone.  Net sales of drugs used for gallstones increased by $58.7 million.  The increase in net sales was primarily attributable to price increases on key products.

Migraine.  Net sales of drugs used to treat migraines increased by $11.2 million.  The increase in net sales was primarily attributable to price increases on key products, partially offset by decreased volumes.

Glaucoma.  Net sales of drugs used for the treatment of Glaucoma increased by $9.2 million.  The increase in net sales was primarily attributable to price increases on key products.

Muscle Relaxant.  Net sales of muscle relaxant products increased by $8.8 million due to the launch of a new product in the first quarter of Fiscal 2015.

Pain Management.  Net sales of pain management products increased $287 thousand.  The increase in net sales was primarily attributable to increased volumes of C-Topical® Solution and Oxycodone HCl Oral Solution.  A lower average net sales price resulting from an increase in return reserves related to a voluntary recall in April 2015 of one lot of product manufactured at the Company’s facility in Cody, Wyoming, due to incorrect labeling, and lower volumes on other pain management products partially offset the increase in net sales.  The Company continues to actively market its C-Topical® Solution product utilizing a group of brand representatives in anticipation of an NDA filing.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment decreased by $7.0 million, primarily as a result of lower volumes, partially offset by price increases on products used to treat congestive heart failure.  The Company experienced lower volumes and additional competition beginning in the third quarter of Fiscal 2015.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the fiscal year ended June 30:

(In thousands) Customer Distribution Channel	June 30, 2015	June 30, 2014
Wholesaler/Distributor	$297,675	$172,503
Retail Chain	65,130	80,710
Mail-Order Pharmacy	44,032	20,558
Total	$406,837	$273,771

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

Cost of Sales.  Cost of sales for Fiscal 2015 decreased $18.9 million to $100.5 million.  The decrease was primarily attributable to the nonrecurring $20.1 million charge related to the JSP contract renewal recorded in the first quarter of Fiscal Year 2014 as well as lower amortization.  The decrease was partially offset by increased provisions for excess and obsolete inventory totaling $6.7 million.  Amortization expense included in cost of sales totaled $137 thousand for Fiscal 2015 and $1.4 million for Fiscal 2014.

Gross Profit.  Gross profit for the fiscal year ended June 30, 2015 increased 98% to $306.4 million or 75% of net sales.  In comparison, gross profit for the fiscal year ended June 30, 2014 was $154.4 million or 56% of net sales.  The gross profit percentage change for the fiscal year ended June 30, 2015 was mainly attributable to product price increases.  The remaining increase was due to the charge related to the JSP contract renewal, which negatively impacted gross margin percentage by 7 percentage points in Fiscal Year 2014.

While the Company is continuously seeking to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses increased 9% to $30.3 million for the fiscal year ended June 30, 2015 compared to $27.7 million in the prior year period.  The increase was primarily due to increased product development costs totaling $2.0 million as well as costs associated with bio-equivalency studies and the clinical trial for the Company’s C-Topical® Solution product totaling $1.9 million.  The increase was partially offset by decreased third-party contract lab expenses totaling $2.7 million.  Compensation-related and other miscellaneous expenses also contributed to the increase.

Selling, General and Administrative.  Selling, general and administrative expenses increased 28% to $49.5 million for the fiscal year ended June 30, 2015 compared with $38.6 million in the prior year period.  The increase was primarily due to additional acquisition-related expenses totaling $4.0 million as well as additional compensation-related expenses totaling $3.1 million.  Legal expenses also contributed an additional increase of $1.5 million.

The Company is focused on controlling selling, general and administrative costs; however increases in personnel and other costs to facilitate changes in the Company’s infrastructure and expansion may impact selling, general and administrative expenses in future periods.

Other Income (Loss).  The Company recorded a net gain on investment securities during the fiscal year ended June 30, 2015 totaling $705 thousand compared to a net gain on investment securities totaling $1.9 million in the prior year period.

Income Tax.  The Company recorded income tax expense for the fiscal year ended June 30, 2015 of $77.4 million compared to $32.9 million for the fiscal year ended June 30, 2014.  The effective tax rate for the fiscal year ended June 30, 2015 was 34.0%, compared to 36.5% for the prior year period.  The decrease in the effective tax rate in the fiscal year ended June 30, 2015 as compared to the fiscal year ended June 30, 2014 was due primarily to the effect of changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015.  Research-related tax credits also contributed to the lower rate.

At June 30, 2015, the Company had recognized a net deferred tax asset of $28.8 million.  The net deferred tax asset is net of a valuation allowance of $2.3 million that is primarily related to the Cody notes receivable impairment recorded in conjunction with the acquisition of Cody Labs.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of taxable income.

Net Income.  For the fiscal year ended June 30, 2015, the Company reported net income attributable to Lannett Company, Inc. of $149.9 million, or $4.18 basic and $4.04 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $57.1 million, or $1.70 basic and $1.62 per diluted share, which included the charge related to the JSP contract renewal equal to $0.36 per diluted share.

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

Gross Profit.  Gross profit for the fiscal year ended June 30, 2014 increased 169% to $154.4 million or 56% of net sales.  In comparison, gross profit for the fiscal year ended June 30, 2013 was $57.4 million or 38% of net sales.  The gross profit percentage change for the fiscal year ended June 30, 2014 was mainly attributable to changes in the mix of products sold and product price increases, as discussed above, offset by the charge related to the JSP contract renewal, which negatively impacted gross margin by 7 percentage points.

While the Company is continuously seeking to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

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

Other Income (Loss).  The Company recorded a net gain on investment securities during the fiscal year ended June 30, 2014 totaling $1.9 million compared to a net gain on investment securities totaling $699 thousand in the prior year period.

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

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2015, working capital was $326.4 million as compared to $218.5 million at June 30, 2014, an increase of $107.9 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash from operating activities of $128.5 million for the fiscal year ended June 30, 2015 reflected net income of $150.0 million, offset by cash used by changes in operating assets and liabilities of $21.5 million.  In comparison, net cash from operating activities of $45.1 million for the fiscal year ended June 30, 2014 reflected net income of $57.2 million after adjustments for non-cash items of $13.5 million, as well as cash used by changes in operating assets and liabilities of $25.6 million.

Significant changes in operating assets and liabilities from June 30, 2014 to June 30, 2015 are comprised of:

•                  An increase in accounts receivable of $25.4 million mainly due to an increase in gross accounts receivable resulting from increased sales partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at June 30, 2015, based on gross sales for the fiscal year ended June 30, 2015 and gross accounts receivable at June 30, 2015, was 66 days.  The level of DSO at June 30, 2015 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60-70 day payment terms for most customers.

•                  A decrease in accrued payroll and payroll related costs of $2.5 million primarily related to tax withholdings on a restricted stock vesting on June 30, 2014, partially offset by an increase in accrued incentive compensation costs in Fiscal Year 2015 compared to Fiscal Year 2014.

•                  A decrease in accounts payable of $2.5 million due to the timing of payments at the beginning of Fiscal Year 2015.

•                  A decrease in income taxes payable of $5.1 million primarily due to the timing of estimated tax payments made during Fiscal 2015 and excess tax benefits on stock options exercised, partially offset by Fiscal 2015 taxable income.

•                  An increase in rebates payable of $3.0 million due to an increase in rebates accrued resulting from sales qualifying for existing rebates programs.

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

Net cash used in investing activities of $45.8 million for the year ended June 30, 2015 is mainly the result of the acquisition of Silarx Pharmaceuticals, Inc. totaling $41.9 million, purchases of investment securities of $47.8 million and purchases of property, plant and equipment of $31.7 million, partially offset by proceeds from the sale of investment securities of $75.8 million.  Net cash used in investing activities of $56.4 million for the year ended June 30, 2014 is mainly the result of purchases of investment securities of $53.7 million and purchases of property, plant and equipment of $26.1 million, partially offset by proceeds from the sale of investment securities of $23.4 million.

Net cash provided by financing activities of $12.3 million for the year ended June 30, 2015 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $4.9 million and excess tax benefits on stock option exercises of $8.1 million.  Net cash provided by financing activities of $74.2 million for the year ended June 30, 2014 was primarily due to proceeds from an offering of the Company’s common stock of $71.5 million, proceeds from the issuance of stock pursuant to share-based compensation plans of $5.4 million and excess tax benefits on share-based compensation awards of $7.0 million, partially offset by debt repayments of $5.4 million and purchases of treasury stock of $3.9 million.

Credit Facilities

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of June 30, 2015 are as follows:

In December 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and certain other financial institutions.  The Credit Agreement provides for a revolving loan commitment in the amount of up to $50.0 million.  Any loans under the Credit Agreement will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Credit Agreement ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  The Credit Agreement is collateralized by substantially all of the Company’s assets.  In connection with securing the Credit Agreement, the Company repaid substantially all of its outstanding debt, except for the Cody LCI Realty, LLC (“Realty”) mortgage.

On April 21, 2015, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), pursuant to which the parties amended the terms of the Credit Agreement originally entered into on December 18, 2013 with Citibank, N.A., as administrative agent and certain other financial institutions party thereto as lenders.  The First Amendment increases the Company’s revolving line of credit from $50.0 million to $120.0 million (the “Credit Facility”), consisting of revolving loans, swingline loans not to exceed an aggregate principal amount of $5.0 million and letters of credit not to exceed a maximum aggregate principal amount of $5.0 million.  The First Amendment also includes an accordion feature that will allow the Company to increase the Credit Facility by a total of up to an additional $30.0 million, subject to securing additional commitments from existing lenders or new lending institutions.  The First Amendment also modified certain financial covenants, most notably permitted acquisitions and capital expenditures. Permitted acquisitions increased from $100.0 million to $200.0 million individually and in the aggregate for each fiscal year. Total permitted acquisitions over the remaining term of the Credit Agreement were increased to $600.0 million.  Capital expenditure covenants were also increased over the term of the Credit Agreement based on certain leverage ratios, as defined.  As of June 30, 2015, the Company had $120.0 million available under the Credit Agreement.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of June 30, 2015, the Company was in compliance with all financial covenants.

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of June 30, 2015 and June 30, 2014, the effective rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of June 30, 2015, $1.0 million is outstanding under the mortgage loan, of which $135 thousand is classified as currently due.

Other Liquidity Matters

On December 20, 2013, the Company acquired two separate properties located in Philadelphia, Pennsylvania for $4.0 million and $5.0 million.  The buildings are 196,000 and 400,000 square feet.  The Company intends to use the two properties for future expansion including, but not limited to, additional manufacturing, product development, and warehousing capabilities.  In connection with the purchase of these two buildings, the Company expects to incur significant capital expenditures for fit out costs over the next several years.

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

Contractual Obligations

The following table represents annual contractual obligations as of June 30, 2015:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years
Long-Term Debt	$1,009	$135	$289	$316	$269
Operating Lease Obligations	2,673	108	216	216	2,133
Purchase Obligations	149,285	33,035	62,000	54,250	—
Interest on Obligations	989	282	546	151	10
Total	$153,956	$33,560	$63,051	$54,933	$2,412

The purchase obligations above are primarily due to the agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”).  If the minimum purchase requirement is not met, JSP has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If JSP terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  If either party were to terminate the purchase agreement, there would be a significant impact on the financial position, results of operations and operating cash flows of the Company.  See Note 20 “Material Contracts with Suppliers” to our Consolidated Financial Statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

Operating Lease Obligations relate to the 25 year lease with Forward Cody, which commenced in April 2015.  Refer to Note 21 “Cody Expansion Project” for additional information.

Interest on Obligations amount above includes interest on the Cody mortgage as well as the unused commitment fee related to the Credit Agreement.  Refer to Note 10 “Bank Line of Credit” and Note 11 “Long-Term Debt” for additional information.

Research and Development Arrangements

In the normal course of business, the Company has entered into certain research and development and other arrangements.  As part of these arrangements, the Company has agreed to certain contingent payments which generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones.  In addition, under certain arrangements, we may be required to make royalty payments based on a percentage of future sales, or other metric, for products currently in development in the event that the Company begins to market and sell the product.  Due to the inherent uncertainty related to these developmental, regulatory, commercial and/or other milestones, it is unclear if the Company will ever be required to make such payments.  As such, these contingencies are not reflected in the expected cash requirements for Contractual Obligations in the table above.

Prospects for the Future

Lannett continues to deliver substantial growth year over year in many important financial metrics.  Each year, with staff additions, our knowledge, skills and talent increase.  The Company is strengthening and building momentum to grow within the generic pharmaceutical industry by embarking on several strategic initiatives.

One initiative at the core of the Company’s strategy is to continue leveraging the asset we acquired in 2007, Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based APIs for use in various dosage forms for pain management.  The value of this license comes from the successful development of patentable processes.  Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry and limited foreign and domestic competition.

Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs or supply chain interruptions associated with buying APIs from third-party manufacturers, thereby achieving higher margins.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture of non-opioid-based controlled drugs.

The Company believes that demand for controlled substances and pain management drugs will continue based upon the “Baby Boomer” demographics.  By concentrating additional resources in the development of opioid-based APIs and dosage forms, the Company is well-positioned to take advantage of this opportunity.  The Company is currently vertically integrated on two products, with several others in various stages of development.

One product which the Company manufactures is a cocaine hydrochloride solution.  This product is being manufactured and marketed under the product name C-Topical® Solution.  This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat doctors during surgical procedures.  This product represents the Company’s first foray into the brand market.  Selling brand versus generic products require a dedicated sales force to detail and educate physicians on the product.  The Company strongly believes that C-Topical®, once clinical trials are completed and the FDA has granted approval, will be an important contributor to total revenue, with higher than average profit margins as a result of vertical integration.

The Company’s strategic goal is to continue investing in controlled substance product development so that by 2019 at least 50% of revenues from manufactured products are derived from controlled substance products which carry with them higher-than-average gross margins.  As the Company continues to invest in, and focus on process and manufacturing optimization, Cody Labs will continue to be an important part of our future growth plan.

In addition to focusing on the development and manufacture of opioid-based APIs and dosage forms, the Company has made a decision to develop products which require a paragraph four (P-IV) certification when filing the ANDA.  A P-IV certification is required when an ANDA is submitted for a product for which the innovator’s patent has not yet expired.  The certification must state whether the patent on the reference listed drug (RLD) is being challenged on grounds of it being invalid, or if the patent is being circumvented.  This path to product approval represents an opportunity for generic drug companies because they do not have to wait until a particular patent expires to potentially enter the market.  Secondly, if a company is the first-to-file a P-IV certification on a product, and they successfully invalidate or circumvent the patent, the FDA may grant 180 days of market exclusivity.  This allows the generic manufacturer to be the sole competitor to the brand company for six months unless an authorized generic is launched.

During this market exclusivity period, the generic manufacturer will capture a significant portion of the market from the brand company, albeit at discounted prices.

The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  As of June 30, 2015, we have ten paragraph IV certifications pending with the FDA, of which five were filed by Lannett and five by Silarx.  Three of the paragraph IV certifications are currently being challenged.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our paragraph IV certification with respect to Thalomid®, Celegene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our paragraph IV certification with respect to Dilaudid®, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015.  The Company is in various stages of responding to the patent infringement claims.  Refer to Note 12 “Legal and Regulatory Matters” for additional information.

Another area of focus for the Company is in mergers, acquisitions and other strategic alliances, whether new or continuing.  The Company is party to supply and development agreements with international companies, including, Azad Pharma AG, Aenova (formerly Swiss Caps) of Switzerland, Pharma 2B (formerly Pharmaseed), The GC Group of Israel and HEC Pharm Group, Sunshine Lake LLC, as well as domestic companies, including JSP, Cerovene, Symplemed, Inc., and Summit Bioscience LLC.  The Company is currently in negotiations on similar agreements with other companies, and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties.  Additionally, the Company recently completed its acquisition of Silarx Pharmaceuticals, Inc.  The Company plans to continue evaluating potential merger and acquisition opportunities that are a strategic fit and accretive to the business.

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

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $69.4 million and $51.9 million at June 30, 2015 and June 30, 2014, respectively.  Rebates payable at June 30, 2015 and June 30, 2014 included $7.6 million and $4.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for fiscal years 2015, 2014 and 2013:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2012	$7,063	$4,436	$5,540	$705	$17,744
Current period provision	67,898	23,731	4,490	10,249	106,368
Credits issued during the period	(67,694)	(24,586)	(3,341)	(9,954)	(105,575)
Balance at June 30, 2013	7,267	3,581	6,689	1,000	18,537
Current period provision	144,578	56,346	6,632	21,462	229,018
Credits issued during the period	(121,525)	(44,836)	(3,980)	(20,675)	(191,016)
Balance at June 30, 2014	30,320	15,091	9,341	1,787	56,539
Additions related to an acquisition	1,042	1,176	712	—	2,930
Current period provision	338,668	83,364	17,707	30,661	470,400
Credits issued during the period	(334,229)	(79,133)	(8,551)	(30,920)	(452,833)
Balance at June 30, 2015	$35,801	$20,498	$19,209	$1,528	$77,036

For the years ending June 30, 2015, 2014 and 2013, as a percentage of gross sales the provision for chargebacks was 38.6%, 28.8% and 26.4%, the provision for rebates was 9.5%, 11.2% and 9.2%, the provision for returns was 2.0%, 1.3% and 1.7%, and the provision for other adjustments was 3.5%, 4.3% and 4.0%, respectively.

The increase in total reserves from June 30, 2014 to June 30, 2015 was due to increases in substantially all reserve categories. The increases resulted from increased gross sales to wholesalers related to the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in the third quarter of Fiscal Year 2014.  Other strategic partnerships between industry wholesalers and retailers also impacted net sales to wholesaler/distributor and retail chain.  The return reserve also increased due to a voluntary recall in April 2015 of one lot of product manufactured at the Company’s facility in Cody, Wyoming due to incorrect labeling.  The Silarx acquisition contributed to the increase in the chargebacks, rebates and returns reserve categories.  The activity in the “Other” category for the year ended June 30, 2015 and 2014 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  The amounts recorded in the current period related to reversals or additions of prior period reserves are not material to the Consolidated Financial Statements.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded provisions for excess and obsolete inventory of $6.7 million, $2.9 million and $876 thousand, respectively.

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

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The benefit from uncertain tax positions recorded in the financial statements was immaterial for all periods presented.

The Company’s future effective income tax rate is highly reliant on future projections of taxable income, tax legislation, and potential tax planning strategies.  A change in any of these factors could materially affect the effective income tax rate of the Company in future periods.

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

The Company’s long-lived assets primarily consist of property, plant and equipment, definite and indefinite-lived intangible assets, and goodwill.

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 5 to 39 years.  Definite-lived intangible assets are stated at cost less accumulated amortization and are amortized on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  The nature and timing of triggering events by their very nature are unpredictable; however management regularly considers the performance of an asset as compared to its expectations, industry events, industry and economic trends, as well as any other relevant information known to management when determining if a triggering event occurred.  If a triggering event is determined to have occurred, the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset then an impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value can materially impact our results of operations.

Goodwill and indefinite-lived intangible assets, including in-process research and development, are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances (“triggering events”) indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative test.  The quantitative impairment test consists of a Step I analysis that requires a comparison between the reporting unit’s fair value and carrying amount. If the fair value of the reporting unit exceeds its carrying amount, impairment does not exist and no further analysis is required.  A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying amount.  If the carrying amount of a reporting unit exceeds the fair value, Step II of the quantitative impairment test requires the allocation of the reporting unit fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill or indefinite-lived intangibles.  An impairment charge is recognized only when the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible is less than its carrying amount.  The judgments made in determining the estimated fair value of goodwill and indefinite-lived intangible asset can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  The Company has one reportable segment and one reporting unit, generic pharmaceuticals.  For the fiscal years ended June 30, 2015, 2014, and 2013, no impairment charges were recorded.

In-Process Research and Development

Acquired businesses are accounted for using the acquisition method of accounting.  The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values.  Amounts allocated to in-process research and development are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets as described above.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. The judgments made in determining the estimated fair value of in-process research and development, as well as asset lives, can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  For the year ended June 30, 2015, no impairment charges were recorded.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Stock Options FY 2015	Stock Options FY 2014	Stock Options FY 2013
Risk-free interest rate	1.7%	2.1%	1.0%
Expected volatility	52.1%	62.8%	61.6%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	6.5%	7.5%	7.5%
Expected term (in years)	5.5 years	5.9 years	6.1 years

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB extended the effective date of the guidance by one year to December 15, 2017.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of June 30, 2015 and June 30, 2014, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of June 30, 2015, $1.0 million is outstanding under the mortgage loan.

On April 21, 2015, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), pursuant to which the parties amended the terms of the Credit Agreement originally entered into on December 18, 2013 with Citibank, N.A., as administrative agent and certain other financial institutions party thereto as lenders.  The First Amendment increases the Company’s revolving line of credit from $50.0 million to $120.0 million (the “Credit Facility”), consisting of revolving loans, swingline loans not to exceed an aggregate principal amount of $5.0 million and letters of credit not to exceed a maximum aggregate principal amount of $5.0 million.  The First Amendment also includes an accordion feature that will allow the Company to increase the Credit Facility by a total of up to an additional $30.0 million, subject to securing additional commitments from existing lenders or new lending institutions.  Any loans under the Credit Agreement will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Credit Agreement ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  As of June 30, 2015, the Company had $120.0 million available under the Credit Agreement.

The Company invests in equity securities, U.S. government agency securities and corporate bonds, which are exposed to market and interest rate fluctuations.  The market value, interest and dividends earned on these investments may vary based on fluctuations in interest rate and market conditions.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for financial reporting as of June 30, 2015.  Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                        DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

Jeffrey Farber	55	Chairman of the Board

Arthur P. Bedrosian	69	Director

David Drabik	47	Director

Paul Taveira	55	Director

James M. Maher	62	Director

Albert Paonessa, III	55	Director

Officers:

Arthur P. Bedrosian	69	Chief Executive Officer

Michael Bogda	54	President

Martin P. Galvan	63	Vice President of Finance, Chief Financial Officer and Treasurer

William F. Schreck	66	Chief Operating Officer

Kevin R. Smith	55	Senior Vice President of Sales and Marketing

John M. Abt	50	Vice President of Quality

Rohit Desai	74	Vice President of New Product Strategy

Dr. Mahendra Dedhiya	66	Vice President of Scientific Affairs

Robert Ehlinger	57	Vice President of Logistics and Chief Information Officer

Jeffrey Farber was appointed a Director of the Company in May 2006 and was appointed Chairman of the Board of Directors in July 2012.  Jeffrey Farber joined the Company in August 2003 as Secretary.  Since 1994, Mr. Farber has been President and the owner of Auburn Pharmaceutical (“Auburn”), a national generic pharmaceutical distributor.  Prior to starting Auburn, Mr. Farber served in various positions at Major Pharmaceutical (“Major”), where he was employed for over 15 years.  At Major, Mr. Farber was involved in sales, purchasing and eventually served as President of the Midwest division.  Mr. Farber also spent time working at Major’s manufacturing division, Vitarine Pharmaceuticals, where he served on its Board of Directors.  Mr. Farber joined the Board of Directors of the Karmanos Cancer Center in June 2015.  The Karmanos Cancer Center is a not-for-profit national cancer center in Michigan.  Mr. Farber graduated from Western Michigan University with a Bachelors of Science Degree in Business Administration and participated in the Pharmacy Management Graduate Program at Long Island University.

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

The Governance and Nominating Committee concluded that Mr. Drabik is well qualified and should be nominated to serve as a Director due, in part, to his understanding and involvement in investment banking.  As a global investment bank professional with extensive experience advising senior management, his skills include business analytics, financing and a strong familiarity with SEC documentation.

Paul Taveira was appointed a Director of the Company in May 2012.  Mr. Taveira has been Chief Executive Officer of the National Response Corporation, an international firm specializing in environmental services, since June 2015.  He previously served as a Board of Director and the Chief Executive Officer of A&D Environmental Services Inc., an environmental and industrial services company.  From 2007 to 2009, Mr. Taveira was a Managing Partner of Precision Source LLC, a manufacturer of precision parts for various industries across the United States.  From 1997 to 2007, Mr. Taveira held several positions at PSC Inc., a national provider of environmental services, including President, Vice President and Regional General Manager.  From 1987 to 1997, Mr. Taveira held several management positions with Clean Harbors Inc., an international provider of environmental and energy services.  Mr. Taveira graduated from Worcester State University with a Bachelor of Science degree in Biology.

The Governance and Nominating Committee concluded that Mr. Taveira is well qualified and should be nominated to serve as a Director due, in part, to his understanding and experience as a Chief Executive Officer and Director of A&D Environmental Services Inc.  Additionally, Mr. Taveira has experience as a Managing Partner of Precision Source LLC, a manufacturer of precision parts for various industries across the United States.

James M. Maher was appointed as a Director of the Company in June 2013.  He spent his entire 37 year professional career with PricewaterhouseCoopers (PwC) LLP, including 27 years as a partner, before retiring in June 2012.  Most recently, Maher served as the managing partner of PwC’s U.S. assurance practice, comprised of more than 1,100 partners and 12,000 staff.  Previously, he served as the regional assurance leader for the metro assurance practice.  During his tenure at PwC, Maher worked closely with senior management at several multinational companies, dealing extensively with significant acquisitions, divestitures, initial public offerings and secondary offerings.  Maher earned a bachelor’s degree in Accounting from LIU Post.

The Governance and Nominating Committee concluded that Mr. Maher is well qualified and should be nominated to serve as a Director, due to his extensive experience at PricewaterhouseCoopers.  Additionally, Mr. Maher has significant experience in dealing with acquisitions, divestitures, initial public offerings and secondary offerings.

Albert Paonessa, III was appointed as a Director of the Company in July 2015.  Mr. Paonessa retired from Anda, Inc., the fourth largest distributor of generic drugs in the U.S. in January 2015 after serving as President for the past 10 years.  He previously served as Anda’s Senior Vice President of Sales and before that as Vice President of IT.  Earlier, Mr. Paonessa was Vice President of Operations for VIP Pharmaceuticals, which was acquired by Anda’s parent company, Andrx, in 2000.  Mr. Paonessa earned a Bachelor of Arts degree in Interpersonal Communications from Bowling Green State University.

The Governance and Nominating Committee concluded that Mr. Paonessa is well qualified and should be nominated to serve as a Director due, in part, to his significant experience in different executive roles within the generic pharmaceutical industry.  Additionally, Mr. Paonessa has a strong operational and technical background, especially in the areas of sales, IT, planning and budgeting, and business development.

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

The Governance and Nominating Committee concluded that Mr. Bedrosian is qualified to serve as a director, in part, because his experience as our Chief Executive Officer has been instrumental in the Company’s growth and provides the board with a compelling understanding of our operations, challenges and opportunities.  In addition, his background includes over 40 years in the generic pharmaceutical industry that encompasses a broad background and knowledge in the underlying scientific, sales, marketing and supply chain management which brings special expertise to the board in developing our business strategies.  His recent qualification to FINRA’s list of arbitrators recognizes his expertise and experience.

Michael Bogda joined the Company as President, in December 2014.  Arthur P. Bedrosian will remain as the Company’s Chief Executive Officer.  Prior to joining the Company, Mr. Bogda served as Teva Pharmaceuticals’ Executive Vice President Americas Technical Operations from 2011 to 2014 and Executive Vice President US Technical Operations from 2009 to 2011, overseeing production, sourcing and supply chain, among other responsibilities.  Before that, he held a number of positions of increasing responsibility for Barr Pharmaceuticals from 2000 to 2008, rising to President and Chief Operating Officer.  Prior to his tenure at Barr Pharmaceuticals, Mr. Bogda served as Vice President Operations for Copley Pharmaceuticals.  He earned a Master of Business Administration Degree from the Wharton School of the University of Pennsylvania, and a Master of Science degree in Chemical Engineering and a Bachelor of Science degree in Chemical Engineering from Rutgers University.

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

William F. Schreck joined the Company in January 2003 as Materials Manager.  In May 2004, he was promoted to Vice President of Logistics.  In August 2009, Mr. Schreck was promoted to Senior Vice President and General Manager.  In January 2011, Mr. Schreck was promoted to Chief Operating Officer.  Prior to this, from 1999 to 2001, he served as Vice President of Operations at Nature’s Products, Inc., an international nutritional and over-the-counter drug product manufacturing and distribution company.  From 2001 to 2002 he served as an independent consultant for various companies.  Mr. Schreck’s prior experience also includes comprehensive executive management positions at Ivax Pharmaceuticals, Inc., a division of Ivax Corporation, Zenith-Goldline Laboratories and Rugby-Darby Group Companies, Inc. Mr. Schreck has a Bachelor of Arts Degree from Hofstra University.  On August 11, 2015, Mr. Schreck announced his intention to retire from the Company, effective September 11, 2015.

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

John M. Abt joined the Company in March 2015 as Vice President of Quality.  Prior to joining the Company, Mr. Abt held senior level positons in both quality and operations and has extensive knowledge in pharmaceutical manufacturing, quality, strategy, business improvement and site transformation.  He most recently served as Teva Pharmaceuticals’ Vice President Global Quality Strategy, overseeing the development and implementation of strategy and associated initiatives for the global quality organization.  Before that, he held a number of leadership positions of increasing responsibility in operations, continuous improvement, quality systems and compliance.  He earned his Masters of Administrative Science in Business Management from John Hopkins University and a Bachelor of Science in Biochemistry from Niagara University.

Dr. Mahendra Dedhiya joined the Company as Vice President of Scientific Affairs in June 2015.  Prior to joining the Company, Dr. Dedhiya served as Silarx Pharmaceuticals’ Executive Vice President of Scientific Affairs from 2014 to 2015, overseeing research and development and regulatory affairs among other responsibilities.  Before that, he held a number of positions of increasing responsibility for Forest Pharmaceuticals from 2001 to 2014, rising to Executive Director.  Prior to his tenure at Forest Pharmaceuticals, Dr. Dedhiya served as Director of Product Development at Roxane Laboratories and held a number of positions at other Pharmaceutical Companies.  He earned a Doctor of Philosophy degree from the University of Michigan in Pharmaceutics, a Master of Science degree in Medicinal Chemistry from the University of Rhode Island, a Bachelor of Science from University of Poona and MBA from University of Bridgeport.

Rohit Desai joined the Company as Vice President of New Product Strategy in June 2015.  Prior to joining the Company, Mr. Desai was the President/CEO and Co-Founder of Silarx Pharmaceuticals’, founded in 1986.  Mr. Desai has over forty years of experience in research and development to commercialization in the pharmaceutical industry.  Prior to founding Silarx Pharmaceuticals, Mr. Desai worked in research and development with Revlon Healthcare Group, designing and synthesizing new drugs, drug discovery and analytical method development.  He earned a MS in Medicinal Chemistry from the University of Montana and a BS Chemistry from the University of Bombay, India.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2015 all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners under Section 16(a) of the Exchange Act were complied with in a timely manner, except for a Form 4 for Paul Taveira related to a grant of restricted stock on July 23, 2014; a Form 4 for Paul Taveira related to a purchase of shares on December 17, 2014; a Form 4 for David Farber related to a sale of shares on January 26, 2015; and a Form 3 for John Abt on March 30, 2015.

Code of Ethics

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

Audit Committee

The Audit Committee has responsibility for overseeing the Company’s financial reporting process on behalf of the Board.  In addition, Audit Committee responsibilities include selection of the Company’s independent auditors, conferring with the independent auditors regarding their audit of the Company’s consolidated financial statements, pre-approving and reviewing the independent auditors’ fees and considering whether non-audit services are compatible with maintaining their independence, and considering the adequacy of internal financial controls.  The Audit Committee operates pursuant to a written charter adopted by the Board, which is available on the Company’s website at www.lannett.com.  The charter describes the nature and scope of the Audit Committee’s responsibilities.  All members of the Audit Committee are independent directors as defined by the rules of the NYSE.

Financial Expert on Audit Committee:  The Board has determined that James M. Maher, current director and chairman of the audit committee, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission.

ITEM 11.                                        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (CD&A) describes our 2015 Executive Compensation Program. It provides an overview of the compensation for the following Named Executive Officers (NEOs) and how the Compensation Committee of the Board of Directors (the Committee) made its decisions for our 2015 fiscal year (July 1, 2014 — June 30, 2015).

NEO	Title/Role
Arthur P. Bedrosian	Chief Executive Officer (CEO)
Michael Bogda	President
Martin P. Galvan	Vice President of Finance, Chief Financial Officer and Treasurer
William Schreck	Chief Operating Officer*
Kevin Smith	Senior Vice President of Sales and Marketing

* On August 11, 2015, Mr. Schreck announced his intention to retire from the Company, effective September 11, 2015

Where We Are Today

At our annual shareholders’ meeting in January 2012, our shareholders supported a triennial cycle for “say-on-pay” advisory votes relating to our Executive Compensation Program for NEOs. At that time, and again in January 2015, we provided our shareholders with the opportunity to approve, or to vote against, the compensation of our NEOs, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  At our January 2015 meeting, approximately 96% of the shareholders who voted on the “say-on-pay” proposal supported our program.

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

The following pages of this CD&A highlight performance results since Fiscal 2012 that have had a direct impact on the compensation paid to our NEOs over the same period of time. It looks specifically at the performance measures used in the short- and long-term incentive awards under the Executive Compensation Program that the Committee believes drive shareholder value. It also describes recently approved changes for Fiscal 2016 to further align our Executive Compensation Program with our objectives and best competitive practice.

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

Executive Summary

Business Highlights

Fiscal 2015 marked another extraordinary year for Lannett.  Compared with Fiscal 2014 results, when we experienced the strongest growth in profitability in the Company’s history, we increased net sales by 49%, operating income by 157%, and diluted earnings per share (EPS) by 149%.  Additionally, our stock price increased by approximately 20% during the 12-month period ending June 30, 2015 and by 1,302% over the past three years.  We also further strengthened our balance sheet to help fund future growth opportunities.  Our results demonstrate our leadership team’s commitment to stability, growth and focus on long-term profitability and creating shareholder value.

In addition to our financial results, we continued to make important advances in product development and mix, market share, and in our regulatory approval process, allowing us to efficiently and safely place our products that span a variety of categories (e.g., thyroid deficiencies, cardiovascular, pain management) on the market.  Following the recent acquisition of Silarx, we currently have 83 products available to the market, with an additional 29 Abbreviated New Drug Applications (ANDAs) pending regulatory approval.  We also have 47 product candidates in development, and continue to capitalize on our strategic partnerships.

Key financial performance highlights include:

†Peer Group average excludes former peers Astex Pharmaceuticals, Cornerstone Therapeutics, Hi-Tech Pharmacal Co., and Santurus, Inc., which were acquired prior to 6/30/2015, and includes Aceto Corporation and Impax Laboratories, Inc., which the Committee approved as additions to the peer group in Fiscal 2015.

2015 Executive Compensation Program Changes

As our Company grows, the Committee is committed to the evolution and improvement of our Executive Compensation Program to ensure alignment with our business strategy and shareholder interests, as well as best competitive practices.  The Committee made the following adjustments to the program’s core compensation elements for Fiscal 2015:

What’s Changed	How It’s Changed	Explanation
Short-Term Incentives (Annual Bonus)

•                  Added adjusted earnings per share (EPS) as a corporate financial performance metric, in addition to adjusted operating income and net sales.

•                  Increased weighting on corporate financial metrics from 75% to 90% (95% for the CEO) of total award opportunity.

•                  Reduced weighting on individual performance from 25% to 10% (5% for the CEO).

The Committee believes the selected performance metrics and weightings reinforce key business objectives and strategic priorities for Fiscal 2015, and further strengthen the alignment between pay and Company performance and long-term shareholder value creation. The Committee also believes these changes further encourage a focus on profitable growth and Company-wide collaboration.

Long-Term Incentives

•                  Established target award opportunities equal to 100% of salary for all NEOs, with grants for Fiscal 2015 performance to be provided through an equal value mix of stock options and restricted stock.

•                  Grant levels will be tied to Company performance, and can range from 0% to 150% of target awards based on actual results versus pre-established goals.

•                  Grants under this revised program occurred in July 2015, following the determination of actual performance results for Fiscal 2015.

The Committee chose to link equity grant levels to Company performance to strengthen alignment with shareholder interests. The balanced emphasis on stock options and restricted stock focuses executives on long-term shareholder value creation while also reinforcing the Company’s leadership retention strategy.

Stock Ownership Guidelines

•                  Adopted mandatory stock ownership guidelines ranging from 1.5X to 3X salary for executive officers, including NEOs, and 3X the annual Board retainer for non-employee directors.

•                  Executives and non-employee directors have 5 years to achieve guidelines and must hold 50% of all net after-tax shares from equity grants until ownership requirements are met (or 100% if guidelines still have not been achieved after 5 years).

The Committee chose to establish stock ownership guidelines and holding requirements to further align executive officer and non-employee director interests with those of shareholders.

Special Recognition Award: Restricted Stock

Granting restricted stock gives our NEOs a meaningful equity stake in our business.  The actual value of the award depends on our stock price when the shares vest, further aligning the interests of our NEOs with those of our shareholders over the long term. It also supports our need to retain key talent.  For Fiscal 2014, in addition to the regular stock options and restricted stock granted to the NEOs, the Committee approved a one-time, special restricted stock award in recognition of performance that far exceeded the Committee’s expectations.  This special recognition award vests three years from the date of grant and has two parts.  The first part of the award, equal to 25% of the total award, was granted in April 2014 to recognize year-to-date contributions.  The remaining 75% was granted in July 2014 and is included in the Summary Compensation Table and Grants of Plan-Based Awards Table for Fiscal 2015.  Please see page 60 of this 10-K for details.

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

•                  Alignment: The interests of executives should be aligned with those of our shareholders through equity-based compensation and performance measures that help to drive shareholder value over the long term.

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

Target Compensation Mix

The charts below show that most of our NEO’s target compensation for fiscal year 2015 is variable (63% for our CEO and an average of 61% for our other NEOs).  Variable pay includes the target value of short-term cash incentives (STI), stock options, and restricted stock.  The target pay mix excludes one-time equity grants (e.g., special recognition and new hire grants) to NEOs in fiscal year 2015.

Based upon fiscal year 2015 compensation as reported in the Summary Compensation Table on page 63 of this Form 10-K, variable pay represents 84% of total pay for our CEO and 81% of average total pay for our other NEOs.  This mix reflects our continued strong performance in Fiscal 2015 and includes the special recognition grant and a new hire grant for our President.

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

Timing of Committee Meetings and Grants; Option and Share Pricing

The Committee meets as necessary to fulfill its responsibilities, and the timing of these meetings is established during the year.  The Committee holds special meetings from time to time as its workload requires.  Annual equity grants typically occur after the completion of fiscal year end performance results.  Historically, annual grants of equity awards have typically been approved at a meeting of the Committee in August/September of each year to reward prior fiscal year performance.  Going forward, equity grants will occur in the July/August time frame, reflecting the Company’s status change to a large accelerated filer (with an expedited filing date requirement) as a result of our strong growth and significant increase in equity market capitalization.  The Committee approved additional grants relating to Fiscal 2014 results, provided in two installments in April 2014 and July 2014, to recognize our exceptional performance.  Individual grants (for example, associated with the timing of a new NEO or promotion to an NEO position) may occur at any time of year.  The exercise price of each stock option and fair value of restricted stock awarded to our NEOs is the closing price of our common stock on the date of grant.

•                  The Role of the CEO. The CEO does not play any role in the Committee’s determination of his own compensation.  However, he presents the Committee with recommendations for each element of compensation including base salaries and short- and long-term incentive awards for the other NEOs, as well as for non-executive employees who are eligible for equity grants.  The CEO bases these recommendations upon his assessment of each individual’s performance, as well as market practice.  The Committee has full discretion to modify the recommendations of the CEO in the course of its approvals.

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

In late Fiscal 2013, PM&P was retained by the Committee, as its independent consultant, to review the competitiveness of the Executive Compensation Program.  PM&P provided the Committee with compensation data with respect to similarly sized biopharmaceutical and life sciences companies and consulted with the Committee about a variety of issues related to competitive compensation practices and incentive plan designs. PM&P was also retained by the Committee in Fiscal 2014 and Fiscal 2015 to provide ongoing advice relating to the Executive Compensation Program and our compensation program for non-employee directors.  The Committee assessed the independence of PM&P pursuant to the SEC rules and concluded that no conflict of interest exists that would prevent PM&P from independently advising the Committee.

Peer Group & Benchmarking

The Committee evaluates industry-specific and general market compensation practices and trends to ensure the Executive Compensation Program is appropriately competitive.  When making decisions about the program for Fiscal 2015, the Committee considered publicly-available data, as well as a market study conducted by PM&P in June 2013.  Using this information, the Committee compared our compensation program to the compensation practices of other companies which the Committee believes are comparable to us in terms of size, scope and business complexity (the peer group).  A number of peer companies included in the 2013 study were subsequently acquired and as a result were removed from the peer group.

Given Lannett’s significant growth over the past several years as well as ongoing industry consolidation, the Committee approved the addition of Aceto Corporation and Impax Laboratories, Inc. to the peer group in fiscal year 2015.  These additional companies compete with us for business and executive talent, and were added to the peer group to round out the sample size.  As shown below, Lannett continues to rank in the upper half of the peer group in terms of revenues, profitability, and equity market capitalization.

		Equity	Fiscal Year	Fiscal
	Fiscal Year	Market Cap.	End Operating	Year End	Cumulative
	End # of	6/30/2015	Income	Sales	3 YR TSR
Company Name	Employees	($mm)	($mm)	($mm)	6/30/2015
Aceto Corp.	270	$717	$48	$510	185%
Acorda Therapeutics, Inc.	489	$1,426	$53	$401	41%
Akorn, Inc.	1,644	$4,996	$150	$593	177%
Cambrex Corporation.	1,117	$1,376	$59	$372	367%
Cumberland Pharmaceuticals, Inc.	85	$120	$4	$37	11%
Emergent BioSolutions, Inc.	1,280	$1,264	$65	$450	117%
Genomic Health Inc.	752	$897	$(24)	$276	-17%
Impax Laboratories Inc.	1,061	$3,293	$99	$596	127%
Pernix Therapeutics Holdings, Inc.	155	$258	$(15)	$122	-19%
Sagent Pharmaceuticals, Inc.	466	$780	$18	$289	34%
SciClone Pharmaceuticals, Inc.	570	$487	$26	$135	40%
Sucampo Pharmaceuticals, Inc.	80	$733	$33	$112	134%
Lannett Company, Inc.	502	$2,154	$226	$407	1302%
% Rank	50%	83%	100%	67%	100%

2015 Executive Compensation Program Decisions

Base Salary

We attribute much of our success to our highly-experienced executive management team, and the strength of their leadership has been clearly demonstrated by our exceptional performance results.  In order to remain competitive among our industry peers, the Committee believes it must set compensation at market-competitive levels that reflect the executive’s experience, role and responsibilities.  In Fiscal 2014, the Committee approved increases to bring NEO base salaries to the 50th percentile of comparable organizations, as reported in PM&P’s June 2013 market pay analysis.  In Fiscal 2015, the Committee approved 3.0% salary increases for each NEO (other than Mr. Bogda):

NEO	2014 Annual Base Salary	2015 Annual Base Salary	% Change
Arthur P. Bedrosian	$539,000	$555,170	3%
Michael Bogda	N/A	$480,000	N/A *
Martin P. Galvan	$317,000	$326,510	3%
William Schreck	$346,000	$356,380	3%
Kevin Smith	$278,000	$286,340	3%

*Mr. Bogda was hired in fiscal year 2015.

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

	Annual Bonus Opportunity As a % of Salary
Title	Threshold (25% of Target)	Target (100% of Target)	Superior (200% of Target)
CEO	18.75%	75%	150%
Other NEOs	15%	60%	120%

Expressed as percentages of salary, Fiscal 2015 award opportunities for NEOs (other than Mr. Bogda, who was hired in Fiscal 2015) were the same as those established in Fiscal 2014.

The overall annual bonus plan for Fiscal 2015 is comprised of two components:

•                  Corporate Financial & Operational Goals: 90% (95% for the CEO) of the total target award opportunity is tied to operating results versus budget to promote a focus on Company-wide profitable growth and collaboration:

	Weighting (Out of 100%)
Performance Metric	CEO	Other NEOs
Adjusted operating income	50%	50%
Adjusted earnings per share (EPS)	25%	20%
Revenue (Net sales)	20%	20%
Individual Objectives	5%	10%

For Fiscal 2015, the Committee added adjusted EPS as a corporate performance metric.  The Committee also increased the emphasis on financial and operational goals (which were collectively weighted at 75% of the target award opportunity in Fiscal 2014) to further align short-term incentives with overall corporate performance.  Adjusted operating income is defined as operating income excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items.  Adjusted EPS is defined as diluted EPS excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items.  Any adjustments are reviewed and approved by the Committee.

•                  Individual Objectives: 10% (5% for the CEO) of the total target award opportunity is based on the achievement of pre-established quantitative and qualitative individual goals, to promote individual accountability and “line of sight”.  Fiscal 2015 goals were tied to various strategic, financial and operational objectives, taking into consideration each NEO’s job function and responsibilities.  For competitive harm reasons, Lannett does not disclose specific details on individual goals and strategic objectives, although major accomplishments in Fiscal 2015 for each NEO are listed on page 58.

2015 Short-Term Incentives (Annual Bonus): Results and Payouts

•                  Corporate Financial & Operational Results (Collectively Weighted 90% to 95% of Target Award). For Fiscal 2015, the Committee established financial performance goals ranging from 80% of budget (threshold) to 120% of budget (superior):

	Weighting	Performance Goals
Performance Metric	(Out of 100%)	Threshold	Target	Superior	Actual
Adjusted operating income ($ millions)	50%	$150.3	$187.9	$225.4	$245.2
Adjusted earnings per share (EPS)	20% (25% for CEO)	$2.52	$3.15	$3.78	$4.37
Revenue (Net sales) ($ millions)	20%	$288.2	$360.2	$432.3	$406.8

Actual Fiscal 2015 results exceeded Superior performance levels for adjusted operating income and adjusted EPS, and were between Target and Superior levels for net sales.  Actual adjusted operating income and adjusted EPS for Fiscal 2015 excluded certain acquisition-related expenses totaling $4.5 million.

•                  Individual Results (Collectively Weighted 5% of Target Award for the CEO and 10% for other NEOs).

NEO	Performance Highlights
Arthur P. Bedrosian

•                  Achieved actual versus planned operating income, earnings per share and net sales

•                  Continued work on the CEO succession plan with Human Resources

•                  Led and managed C-Suite leadership/succession planning with Human Resources

Michael Bogda

•                  Enhanced current organization to support both planned and M&A growth

•                  Assessed R&D efforts and strengthened Product Selection process

•                  Performed assessment of Quality Culture, EHS and developed actionable plan to remediate gaps if uncovered

•                  Finalized expansion of dosage and API plants

Martin P. Galvan

•                  Delivered accurate financial reports on a required monthly, quarterly and annual basis as an accelerated filer with the SEC

•                  Enhanced financial performance through the management of receivables, automating bill-backs, charge-backs and rebate processes

•                  Contributed to the achievement of Company annual operating plan targets

•                  Assembled and mentored an executive M&A team

William Schreck

•                  Completed operational manufacturing suite at our Townsend Road facility

•                  Identified and completed due diligence related to the purchase of a new facility for future expansion

•                  Contributed to the achievement of Company annual operating plan targets

Kevin Smith	• Exceeded Company sales and operating income goals • Increased market share on existing products • Managed C-Topical brand sales initiative

Total Annual Bonus

Based on our exceptional performance results and significant individual contributions, the NEOs earned awards between target and maximum levels on the corporate operational component and maximum amounts for the individual component under the annual bonus program.  Overall awards for NEOs were equal to approximately 193% of target amounts.  Total awards for each of the NEOs were as follows:

NEO	Operational Results Portion of the Bonus (90% to 95%)	Individual Results Portion of the Bonus (5% to 10%)	Total Actual Bonus
Arthur P. Bedrosian	$760,938	$41,638	$802,576
Michael Bogda	$290,223	$33,600	$323,823
Martin P. Galvan	$338,432	$39,181	$377,613
William Schreck	$369,392	$42,766	$412,158
Kevin Smith	$296,795	$34,361	$331,156

Short-term incentive awards earned in Fiscal 2015 were generally comparable with Fiscal 2014 levels, reflecting our extraordinary performance results in both years and no change in award opportunities for NEOs.  These awards were capped at 200% of target levels. Mr. Bogda’s payout was pro-rated, based on his December 1, 2014 hire date.

Long-Term Incentives

Prior to Fiscal 2014, stock options were used as the primary long-term incentive award vehicle for NEOs, with grants provided on a periodic, discretionary basis. In 2014, the Committee granted a combination of stock options and restricted stock, to further align executive and shareholder interests, enhance key employee retention, encourage long-term shareholder value creation and recognize each NEO’s contributions towards our extraordinary performance results.  The Committee continued this approach for grants made in fiscal year 2015, which included a combination of stock options and restricted stock.

•                  Stock options. To recognize Fiscal 2014 performance, the Committee approved the following stock option grants to NEOs effective as of August 12, 2014:

NEO	# of Stock Options Granted
Arthur P. Bedrosian	96,000
Martin P. Galvan	30,000
William Schreck	29,000
Kevin Smith	26,000

These stock options vest in three equal annual increments, beginning on the first anniversary of grant and expire on the tenth anniversary from the date of grant.  Each stock option has an exercise price of $34.77, equal to our closing stock price on the date of grant. In determining grant levels, the Committee considered each NEO’s contributions towards our strong financial performance results in Fiscal 2014, which included an 81% increase in net sales, a 355% increase in adjusted operating income, and a 248% increase in adjusted EPS as compared with Fiscal 2013 results.  Compared with Fiscal 2014 stock option grants, the number of shares granted was comparable for our CEO and lower for other NEOs.  Grant date award values reported for stock options awarded in Fiscal 2015 are higher than those for Fiscal 2014 due to the significant year over year increase in our financial performance, which led to a higher stock price (i.e., the grant date price was approximately 150% higher in 2015).

Mr. Bogda received a new hire grant of 75,000 stock options on December 1, 2014 upon commencing his role as President.  This stock option award has an exercise price of $46.34, equal to our closing price on the date of grant, and vests in three equal annual increments, beginning on the first anniversary of grant.

•                 Special recognition award (restricted stock). In Fiscal 2014, the Committee decided it would be appropriate to provide one-time, special recognition grants of restricted stock to reward contributions towards our record-setting results and strengthen retention.  On April 24, 2014, the Committee approved the following special recognition awards, with 25% granted immediately and the remaining 75% granted on July 23, 2014, after the end of the fiscal year:

	Number of Special Recognition Restricted Shares Granted
NEO	First Installment (25%, Granted 4/24/14)	Second Installment* (75%, Granted 7/23/14)	Total # of Shares Granted
Arthur P. Bedrosian	5,000	15,000	20,000
Martin P. Galvan	2,500	7,500	10,000
William Schreck	1,225	3,675	4,900
Kevin Smith	3,000	9,000	12,000

*The number of shares granted to each of the NEOs is also shown on the “Grants of Plan-Based Awards” table on page 64 of this Form 10-K.  Its value is also included in the “Summary Compensation Table” on page 63.

In approving these special recognition grants, the Committee considered each NEO’s contributions towards the Company’s Fiscal 2014 performance results.  It also considered the recommendations of the CEO (who makes recommendations for the NEOs, but not for himself).  To further enhance retention, these grants vest on the third anniversary from the date of grant, based on continued service with the Company.  Mr. Bogda did not receive a grant since he was not employed by us during Fiscal 2014.  NEOs did not receive any additional restricted stock grants in Fiscal 2015.

In Fiscal 2015, the Committee approved a new long-term incentive program that ties equity grant levels to overall corporate performance, using the same financial and operational metrics as under the Annual Bonus Plan.  Each NEO had a target award opportunity equal to 100% of base salary, provided through an equally weighted mix of stock options and restricted stock.  Actual grants can range from 0% (for below threshold results) to 150% (for superior performance) of target award levels:

Fiscal 2015 Performance Result	Percentage of Target Equity Grants Earned (as % of Target Grant)
Below Threshold	0% (subject to Committee discretion)
Threshold (80% of Budget)	50%
Target (100% of Budget)	100%
Superior (120% of Budget)	150%

In Fiscal 2015, the Company achieved above-target financial performance results and NEOs exceeded individual performance goals.  As a result, the Committee approved the following grants to NEOs, effective as of July 22, 2015:

	Equity Grants Earned Based on Fiscal 2015 Performance
NEO	# of Stock Options	# of Restricted Shares
Arthur P. Bedrosian	15,280	6,880
Michael Bogda	7,710	3,470
Martin P. Galvan	8,990	4,040
William Schreck	9,810	4,410
Kevin Smith	7,880	3,550

These stock options vest in three equal annual increments, beginning on the first anniversary of grant and expire on the tenth anniversary from the date of grant. Each stock option has an exercise price of $59.20, equal to our closing stock price on the date of grant.  Restricted stock also vests in three equal annual increments, beginning on the first anniversary of grant.  Since these grants occurred after the end of the fiscal year, they will be included in the Summary Compensation Table and Grants of Plan-Based Awards Table in the Form 10-K and proxy filings for Fiscal 2016, per current SEC reporting requirements.

Other Policies, Programs and Guidelines

The Company currently maintains a clawback policy under the Sarbanes-Oxley Act, with incentive awards for the CEO and CFO subject to recoupment in the event of a material financial restatement triggered by fraud or misconduct.  Additionally, any employee who violates the provisions of the Company’s Code of Business Conduct and Ethics is subject to disciplinary penalties that may include termination of employment.  The Committee intends to comply with any regulatory requirements pertaining to clawback provisions under the Dodd-Frank Act once rules are finalized by the SEC and New York Stock Exchange.

NEOs, like all other employees, have retirement programs and other benefits as part of their overall compensation package.  The Committee believes that these programs and benefits support our compensation philosophy, part of which is to provide compensation that is sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance.  The Committee periodically reviews these programs to validate that they are reasonable and consistent with market practice.  Attributed costs of the personal benefits available to the NEOs are included in column (i) of the Summary Compensation Table on page 63.

•                  Retirement Benefits. Each of our NEOs is eligible to participate in a 401(k) plan that is available to all employees.  The Company provides matching contributions on a $0.50 basis up to 8% of the contributing employee’s base salary, subject to limitations of the 401(k) plan and applicable law.

•                  Other Benefits. Our NEOs are eligible to participate in the same health benefits available to all other employees — there are no special medical plans for our NEOs.  Lannett provides life insurance for NEOs which would, in the event of death, pay $115,000 to designated beneficiaries.  Premiums paid for coverage above $50,000 are treated as imputed income.  Lannett also provides short- and long-term disability insurance which would, in the event of disability, pay the NEO 60% of his base salary up to the plan limits of $2,000 per week for short-term disability and $15,000 per month for long-term disability.  The NEOs are also provided with car allowances.

•                  Post-Termination Pay. The Committee believes that reasonable severance and change-in-control benefits are necessary in order to recruit and retain qualified senior executives and are generally required by the competitive recruiting environment within our industry and the marketplace in general.  These severance benefits reflect the fact that it may be difficult for our NEOs to find comparable employment within a short period of time, and are designed to alleviate concerns about the loss of his or her position without cause.  The Committee also believes that a change-in-control arrangement will provide security that will likely reduce the reluctance of an NEO to pursue a change in control transaction that could be in the best interest of our shareholders.  Lannett’s severance plan is designed to pay severance benefits to a NEO for a qualifying separation.  For the CEO, the severance plan provides for payment of three times base salary, plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.  For the other NEOs, the severance plan provides for a payment of 18-months of base salary, plus a pro-rated annual cash bonus for the current year calculated as if all targets and goals are achieved.

•                  Tax and Accounting Implications. Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes the deductibility of a NEO’s compensation that exceeds $1,000,000 per year unless the compensation is paid under a performance-based plan that has been approved by shareholders.  The Committee believes that it is generally preferable to comply with the requirements of 162(m) through, for example, the use of our incentive programs.  However, to maintain flexibility in compensating NEOs in a manner consistent with our compensation philosophy, the Committee may elect to provide compensation outside those requirements when it deems appropriate.  The Committee believes that shareholder interests are best served by not restricting the Committee’s discretion in this regard, even though such compensation may result in non-deductible compensation expenses to the Company.

Looking Ahead: Executive Compensation Program Changes for Fiscal 2016

For Fiscal 2016, the Committee decided to maintain the same short-term incentive (Annual Bonus) design as in Fiscal 2015, and approved a change to the long-term incentive plan award vehicle mix, as shown below:

•                  Short-Term Incentives (Annual Bonus).  For Fiscal 2016, performance metrics will include adjusted operating income, adjusted earnings per share (EPS), net sales, and personal objectives. Expressed as percentages of salary, the target annual bonus opportunity for the CEO was increased to 80% of salary (versus 75% of salary in Fiscal 2015), to more closely align with the market 50th percentile, and award opportunities for each other NEO will remain the same as those for Fiscal 2015.  No changes were made to overall weightings on corporate financial performance metrics and personal objectives.  Based on established Target Performance Goals for Fiscal 2016, the Committee chose to establish Threshold performance at 90% of Target as compared to 80% of Target in Fiscal 2015.

•                  Long-Term Incentives. Equity grants will continue to be provided in the form of restricted stock and stock options, with the number of shares earned based on the Company’s Fiscal 2016 financial performance using the same metrics as under the annual bonus plan.  To improve pay competitiveness versus peers, target long-term incentive award opportunities were increased to 200% of salary for the CEO, 140% of salary for the President, and 125% of salary for the Chief Operating Officer and VP of Finance & CFO.  Actual grant levels will range from 0% to 150% of target levels, based on Fiscal 2016 performance, as follows:

Fiscal 2016 Performance Result	Percentage of Target Award Opportunity Earned
Below Threshold	0% (subject to Committee discretion)
Threshold (90% of Target)	50%
Target (100% of Target)	100%
Superior (120% of Target)	150%

For any award values earned, 65% will be provided in the form of restricted stock, and 35% in the form of stock options, which represents a change from the equal value weighting under the Fiscal 2015 program.  The Committee chose to modify the mix for any earned awards to reduce equity plan dilution and share usage levels and to provide an enhanced equity stake for NEOs.  Consistent with the 2015 program design, equity grants will continue to be tied to Company performance, with no grants for below-threshold results (subject to Committee discretion).  Similar to the Annual Bonus Plan design for Fiscal 2016, threshold performance will be established at 90% of Goal performance (as opposed to 80% of Goal performance under the Fiscal 2015 program design).  Grants, if any, will occur following the end of Fiscal 2016, with stock options and restricted stock vesting in three equal annual increments based on continued service with the Company.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the CD&A as set forth above with management.  Taking this review and discussion into account, the undersigned Committee members recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K.

Paul Taveira, Chairman
David Drabik
James Maher

COMPENSATION OF EXECUTIVE OFFICERS

Overview

The tables and narratives set forth below provide specified information concerning the compensation of our Named Executive Officers (NEOs) for the fiscal year ended June 30, 2015.

Summary Compensation Table

This table summarizes all compensation paid to or earned by our NEOs for fiscal years 2015, 2014 and 2013.

Name and Principal Position	Fiscal Year	Salary	Stock Awards	Options Awards	Non-equity incentive plan compensation	All Other Compensation	Total
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)

Arthur P. Bedrosian	2015	$555,170	$620,494	$1,613,437	$802,576	$70,102	$3,661,780
Chief Executive Officer	2014	539,000	995,450	726,825	808,500	64,286	3,134,061
	2013	437,513	25,300	150,810	588,784	62,587	1,264,994

Michael Bogda	2015	$280,000	$—	$1,681,088	$323,823	$19,597	$2,304,509
President	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—

Martin P. Galvan	2015	$326,510	$275,775	$504,199	$377,613	$38,377	$1,522,475
Vice President of Finance, Chief Financial Officer and Treasurer	2014	317,000	637,450	403,792	380,400	20,645	1,759,287
	2013	270,193	—	75,405	368,076	20,041	733,715

William Schreck	2015	$356,380	$135,130	$487,393	$412,158	$55,344	$1,446,404
Chief Operating Officer	2014	346,000	287,259	363,413	367,622	36,107	1,400,400
	2013	255,856	—	82,474	344,319	21,985	704,634

Kevin Smith	2015	$286,340	$330,930	$436,973	$331,156	$35,786	$1,421,185
Senior Vice President of Sales and Marketing	2014	278,000	350,004	363,413	333,600	23,399	1,348,416
	2013	218,965	—	82,474	294,673	26,682	622,794

All Other Compensation

The following summarizes the components of column (i) of the Summary Compensation Table above:

Name and Principal Position	Fiscal Year	Company Match Contributions 401(k) Plan	Auto Allowance	Pay in Lieu of Vacation	Excess Life Insurance	Total

Arthur P. Bedrosian	2015	$10,715	$13,500	$44,841	$1,046	$70,102
	2014	9,438	13,500	40,425	923	64,286
	2013	8,433	13,500	39,760	894	62,587

Michael Bogda	2015	$6,000	$13,555	$—	$42	$19,597
	2014	—	—	—	—	—
	2013	—	—	—	—	—

Martin P. Galvan	2015	$8,893	$10,800	$18,288	$396	$38,377
	2014	9,380	10,800	—	465	20,645
	2013	8,601	10,800	—	640	20,041

William Schreck	2015	$9,514	$10,800	$34,267	$762	$55,344
	2014	10,411	10,800	13,973	923	36,107
	2013	7,592	10,800	2,968	625	21,985

Kevin Smith	2015	$9,423	$13,500	$12,665	$198	$35,786
	2014	9,737	13,500	—	162	23,399
	2013	8,794	13,500	4,234	154	26,682

Grants of Plan-Based Awards in Fiscal 2015

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (1) (#)	Options (2) (#)	Awards (3) ($/sh)	and Options Awards (4)

Arthur P. Bedrosian	7/23/2014 (5)							16,875			$620,494
	8/12/2014								96,000	$34.77	$1,613,437

Michael Bogda	12/1/2014								75,000	$46.34	$1,681,088

Martin P. Galvan	7/23/2014							7,500			$275,775
	8/12/2014								30,000	$34.77	$504,199

William Schreck	7/23/2014							3,675			$135,130
	8/12/2014								29,000	$34.77	$487,392

Kevin Smith	7/23/2014							9,000			$330,930
	8/12/2014								26,000	$34.77	$436,973

(1)       Reflects restricted stock granted to recognize the Company’s Fiscal 2014 performance, which vest three years from the date of grant.

(2)       For all NEOs other than Mr. Bogda, reflects stock options granted to recognize the Company’s Fiscal 2014 performance, which vest in three equal annual increments.  For Mr. Bogda, reflects stock options granted upon hire, which vest in three equal annual increments.

(3)       The exercise price was equal to the Company’s closing stock price on the date of grant.

(4)       Stock options were valued using the Black-Scholes option pricing model. The assumptions used in fair value calculations are described in Note 16, “Share-based Compensation,” in the Form 10-K.  The grant date fair value for other stock grants reflects the number of shares multiplied by the Company’s closing stock price on the applicable date of grant.

(5)       Includes 1,875 common shares granted to all directors for Board service.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table sets forth information concerning the outstanding stock awards held at June 30, 2015 by each of the NEOs. The options were granted ten years prior to the option expiration date and vest over three years from that grant date.  Restricted shares vest three years from the date of grant.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Arthur P. Bedrosian	16,667	—	—	$8.00	1/18/2016
	20,325	—	—	$6.89	11/27/2016
	75,000	—	—	$4.03	9/17/2017
	30,000	—	—	$2.80	9/18/2018
	75,000	—	—	$6.94	10/29/2019
	89,500	—	—	$3.55	8/25/2021
	42,666	21,334	—	$4.16	10/25/2022
	30,000	60,000	—	$13.86	9/4/2023
	—	96,000	—	$34.77	8/11/2024
						18,334	$1,089,773

Michael Bogda	—	75,000	—	$46.34	11/30/2024

Martin P. Galvan	40,000	—	—	$4.73	7/15/2021
	21,333	10,667	—	$4.16	10/25/2022
	16,666	33,334	—	$13.86	9/4/2023
	—	30,000		$34.77	8/11/2024
						9,167	$544,886

William Schreck	—	11,667	—	$4.16	10/25/2022
	—	30,000	—	$13.86	9/4/2023
	—	29,000	—	$34.77	8/11/2024
						4,492	$267,004

Kevin Smith	—	11,667	—	$4.16	10/25/2022
	—	30,000	—	$13.86	9/4/2023
	—	26,000	—	$34.77	8/11/2024
						11,000	$653,840

Options Exercised and Stock Vested During the Fiscal Year Ended June 30, 2015

The following table sets forth information concerning stock options exercised and stock awards that vested during fiscal year 2015 for each of the NEOs.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of	Value
	Acquired	Realized	Shares Acquired	Realized
Name and Principal Position	On Exercise	on Exercise	on Vesting	on Vesting

Arthur P. Bedrosian	18,008	$1,026,390	3,541	$181,232

Michael Bogda	—	$—	—	$—

Martin P. Galvan	—	$—	833	$56,144

William Schreck	58,335	$3,418,764	408	$27,499

Kevin Smith	53,534	$2,607,013	1,000	$67,400

Employment Agreements

The Company has entered into employment agreements with its NEOs: Arthur P. Bedrosian, Chief Executive Officer, Michael Bogda, President, Martin P. Galvan, VP of Finance, Chief Financial Officer and Treasurer, Kevin R. Smith, SVP of Sales and Marketing, and William F. Schreck, Chief Operating Officer.  Each of the agreements provides for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the review and approval of the Compensation Committee in accordance with the Committee’s Charter as approved by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay these executives severance compensation as discussed in the table below.

Potential Payments upon Termination or Change in Control

The following table assumes that the relevant triggering event occurred on June 30, 2015.  The fair market values of share-based compensation (i.e., Stock Options and Restricted Stock) were calculated using the closing price of Lannett Company, Inc. stock ($59.44) on June 30, 2015, which was the last trading day of Fiscal 2015.  The “spread,” the difference between the fair market value of Lannett Company’s stock on June 30, 2015, and the option exercise price, was used for valuing stock options.

Name	Base Salary Continuation	Annual Cash Bonus	Acceleration and Exercisability of Unvested Stock Option Awards	Acceleration of Unvested Restricted Stock	Insurance Benefit Continuation	Other Benefits	Total
Arthur P. Bedrosian
Without Cause/With Good Reason (1) (2)	$1,665,511	$802,576	$6,282,464	$1,089,773	$37,765	$5,480	$9,883,569
For Cause (3) (4)	—	802,576	—	—	—	5,480	808,056
Retirement / Death / Disability (3)	—	802,576	—	—	—	5,480	808,056
Change in Control (5)	1,665,511	802,576	6,282,464	1,089,773	37,765	5,480	9,883,569

Michael Bogda
Without Cause/With Good Reason (1) (2)	$720,000	$323,823	$982,500	—	$37,282	$1,312	$2,064,918
For Cause (3) (4)	—	323,823	—	—	—	1,312	325,135
Retirement / Death / Disability (3)	—	323,823	—	—	—	1,312	325,135
Change in Control (5)	720,000	323,823	982,500	—	37,282	1,312	2,064,918

Martin P. Galvan
Without Cause/With Good Reason (1) (2)	$489,765	$377,613	$2,849,135	$544,886	$30,015	$3,568	$4,294,983
For Cause (3) (4)	—	377,613	—	—	—	3,568	381,181
Retirement / Death / Disability (3)	—	377,613	—	—	—	3,568	381,181
Change in Control (5)	489,765	377,613	2,849,135	544,886	30,015	3,568	4,294,983

William F. Schreck
Without Cause/With Good Reason (1) (2)	$534,570	$412,158	$2,727,782	$267,004	$32,120	$5,652	$3,979,287
For Cause (3) (4)	—	412,158	—	—	—	5,652	417,810
Retirement / Death / Disability (3)	—	412,158	—	—	—	5,652	417,810
Change in Control (5)	534,570	412,158	2,727,782	267,004	32,120	5,652	3,979,287

Kevin R. Smith
Without Cause/With Good Reason (1) (2)	$429,510	$331,156	$2,653,772	$653,840	$37,173	$4,784	$4,110,234
For Cause (3) (4)	—	331,156	—	—	—	4,784	335,940
Retirement / Death / Disability (3)	—	331,156	—	—	—	4,784	335,940
Change in Control (5)	429,510	331,156	2,653,772	653,840	37,173	4,784	4,110,234

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

COMPENSATION OF DIRECTORS

Our Board of Directors is actively involved in providing strategic direction and fiduciary oversight to the Company. Through Fiscal 2015, we had five Board members, which resulted in a significant workload for our directors, with our three independent directors each serving on at least three committees.  Our Board of Directors held numerous meetings and teleconferences in Fiscal 2015 in carrying out its responsibilities. One of the important roles the Board plays is in the area of mergers and acquisitions (M&A).  The Company has been involved with a sudden increase in M&A activity throughout the fiscal year, including the recently announced acquisition of Silarx Pharmaceuticals, Inc.  The Board is actively involved in transactional due diligence as well as on-going reviews of business development activities.

Accordingly, our Board members were under pressure to multitask in order to bring their expertise to bear in this new area of focus by the Company.  In light of the dramatic growth, the Board has also been actively involved in seeking additional Board members to alleviate the work load now being placed on the Board.  In July 2015, we added Mr. Albert Paonessa, III, a generic pharmaceutical industry expert, as a new director.

For Fiscal 2015, our non-employee directors received a cash retainer of $90,000, payable in monthly increments of $7,500, for Board and committee service.  No other cash retainers or meeting fees were provided.

In Fiscal 2014, Board members received quarterly grants of 1,875 common shares, beginning in October 2013, which were immediately vested at grant.  The last quarterly installment for Fiscal 2014 Board service was made in July 2014, and is reported in the table below, since the grant occurred in Fiscal 2015.  Given the Company’s continued strong performance and the significant efforts and contributions of our directors in Fiscal 2015, in July 2015, each Board member received an award of 4,223 common shares with a grant date value of $250,000, immediately vested at grant.  Grant date values for this grant will be reported in the director compensation table for Fiscal 2016, since the grant occurred after the end of Fiscal 2015.

Effective in July 2014, the Board of Directors approved stock ownership guidelines for non-employee directors equal to three times their cash retainer.  Non-employee directors must meet required ownership levels within five years of first becoming subject to the guidelines.

The following table shows compensation information for Fiscal 2015 for non-employee members of our Board of Directors.

	Fees Earned	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Jeffrey Farber	$90,000	$68,944	—	—	—	—	$158,944

David Drabik	90,000	68,944	—	—	—	—	158,944

Paul Taveira	90,000	68,944	—	—	—	—	158,944

James Maher	90,000	68,944	—	—	—	—	158,944

Reflects grant date award value for equity grants received in Fiscal 2015, including quarterly grant of 1,875 common shares for Fiscal 2014 Board service made on 7/23/14.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2015, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2006, 2011 and 2014 Long Term Incentive Plans (“LTIPs”) generally vest equally over a three year period from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly	Total Shares		Percent of Class	Number of Shares		Percent of Class

John M. Abt 13200 Townsend Road Philadelphia, PA 19154	VP of Quality	3,259	0	3,259	(15)	0.01%	3,259	(15)	0.01%

Arthur P. Bedrosian 13200 Townsend Road Philadelphia, PA 19154	Chief Executive Officer	614,440	12,500	626,940	(1)	1.72%	1,068,098	(1),(2)	2.89%

Michael Bogda 13200 Townsend Road Philadelphia, PA 19154	President	3,470	0	3,470	(3)	0.01%	3,470	(3)	0.01%

David Drabik 13200 Townsend Road Philadelphia, PA 19154	Director	19,223	0	19,223		0.05%	19,223		0.05%

Robert Ehlinger 13200 Townsend Road Philadelphia, PA 19154	Chief Information Officer	122,740	0	122,740	(4)	0.34%	179,496	(4),(5)	0.49%

Jeffrey Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman of the Board, Director	2,412,093	2,250,327	4,662,420	(6)	12.78%	4,687,420	(6),(7)	12.84%

David Farber 13200 Townsend Road Philadelphia, PA 19154		1,940,870	2,442,455	4,383,325	(8)	12.02%	4,383,325	(8)	12.02%

Jeffrey and Jennifer Farber Family Foundation 2354 Bellingham Drive Troy, MI 48083		1,593,498	0	1,593,498	(9)	4.37%	1,593,498	(9)	4.37%

David and Nancy Farber Family Foundation 2354 Bellingham Drive Troy, MI 48083		1,593,499	0	1,593,499	(10)	4.37%	1,593,499	(10)	4.37%

Farber Family LLC 2354 Bellingham Drive Troy, MI 48083		528,142	0	528,142	(11)	1.45%	528,142	(11)	1.45%

Farber Investment LLC 2354 Bellingham Drive Troy, MI 48083		38,000	0	38,000	(12)	0.10%	38,000	(12)	0.10%

Martin Galvan 13200 Townsend Road Philadelphia, PA 19154	VP of Finance, CFO and Treasurer	35,397	0	35,397	(13)	0.10%	140,063	(13),(14)	0.38%

James M. Maher 13200 Townsend Road Philadelphia, PA 19154	Director	16,223	0	16,223		0.04%	16,223		0.04%

Albert Paonessa, III 13200 Townsend Road Philadelphia, PA 19154	Director	530	0	530		0.00%	530		0.00%

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly	Total Shares		Percent of Class	Number of Shares		Percent of Class

William F. Schreck 13200 Townsend Road Philadelphia, PA 19154	Chief Operating Officer	55,379	0	55,379	(16)	0.15%	80,045	(16),(17)	0.22%

Kevin R. Smith 13200 Townsend Road Philadelphia, PA 19154	SVP of Sales and Marketing	13,986	0	13,986	(18)	0.04%	37,652	(18),(19)	0.10%

Paul Taveira 13200 Townsend Road Philadelphia, PA 19154	Director	19,723	0	19,723		0.05%	19,723		0.05%

All directors and executive officers as a group (12 persons)		3,316,463	2,262,827	5,579,290		15.30%	6,255,202		16.84%

(1)                  Includes 12,500 shares owned by Arthur P. Bedrosian’s wife and daughter.  Mr. Bedrosian disclaims beneficial ownership of these shares.  Includes 20,214 unvested shares received pursuant to a restricted stock awards granted in April 2014, July 2014, and July 2015.

(2)                  Includes 16,667 vested options to purchase common stock at an exercise price of $8.00 per share, 20,325 vested options to purchase common stock at an exercise price of $6.89 per share, 75,000 vested options to purchase common stock at an exercise price of $4.03 per share, 30,000 vested options to purchase common stock at an exercise price of $2.80, 75,000 vested options to purchase common stock at an exercise price of $6.94 per share, 89,500 vested options to purchase common stock at an exercise price of $3.55, 42,666 vested options to purchase common stock at an exercise price of $4.16, 60,000 vested options to purchase common stock at an exercise price of $13.86, and 32,000 vested options to purchase common stock at an exercise price of $34.77.

(3)                  Includes 3,470 unvested shares received pursuant to a restricted stock awards granted in July 2015.

(4)                  Includes 2,830 unvested shares received pursuant to a restricted stock awards granted in July 2015.

(5)                  Includes 6,757 vested options to purchase common stock at an exercise price of $3.55, 23,333 vested options to purchase common stock at an exercise price of $4.16, 23,333 vested options to purchase common stock at an exercise price of $13.86, and 3,333 vested options to purchase common stock at an exercise price of $34.77.

(6)                  Includes 1,593,498 shares held by the Jeffrey Farber Family Foundation which is managed by Jeffrey Farber.  Jeffrey Farber disclaims beneficial ownership of these shares.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 73,408 shares held by Jeffrey Farber as custodian for his children, 17,279 shares held as joint custodian with David Farber for a relative, and also includes 38,000 shares held by Farber Investment Company (“FIC”).  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(7)                  Includes 20,000 vested options to purchase common stock at an exercise price of $4.55, and 5,000 vested options to purchase common stock at an exercise price of $6.89.

(8)                  Includes 1,593,499 shares held by the David and Nancy Family Foundation.  David Farber disclaims beneficial ownership of these shares.  Includes 528,142 shares held by FFLLC which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 265,535 shares held by David Farber as custodian for his children and 17,279 shares held as joint custodian with Jeffrey Farber for a relative.  Also includes 38,000 shares held by FIC.  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(9)                  Jeffrey and Jennifer Farber Family Foundation is managed by Jeffrey Farber.

(10)             David and Nancy Farber Family Foundation is managed by David and Nancy Farber.

(11)             Farber Family LLC is managed by Jeffrey Farber and David Farber.

(12)             Farber Investment LLC is beneficially owned 25% each by Jeffrey and David Farber and 50% by Larry Farber.

(13)             Includes 10,707 unvested shares received pursuant to a restricted stock awards granted in April 2014, July 2014 and July 2015.

(14)             Includes 40,000 vested options to purchase common stock at an exercise price of $4.73 per share, 21,333 vested options to purchase common stock at an exercise price of $4.16 per share, 33,333 vested options to purchase common stock at an exercise price of $13.86, and 10,000 vested options to purchase common stock at an exercise price of $34.77.

(15)             Includes 3,140 unvested shares received pursuant to a restricted stock awards granted in March 2015 and July 2015.

(16)             Includes 7,677 unvested shares received pursuant to restricted stock awards granted in April 2014, July 2014 and July 2015.

(17)             Includes 15,000 vested options to purchase common stock at an exercise price of $13.86 and 9,666 vested options to purchase common stock at an exercise price of $34.77.

(18)             Includes 11,550 unvested shares received pursuant to restricted stock awards granted in April 2014, July 2014 and July 2015.

(19)             Includes 15,000 vested options to purchase common stock at an exercise price of $13.86 and 8,666 vested options to purchase common stock at an exercise price of $34.77.

*   Percent of class calculation is based on 36,476,764 outstanding shares of common stock at July 31, 2015.

** Assumes that all options exercisable within sixty days have been exercised.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2015:

(In thousands, except for weighted average exercise price) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	1,975	$15.39	2,509

Equity Compensation plans not approved by security holders	—	—	—

Total	1,975	$15.39	2,509

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had sales of $1.9 million, $2.3 million and $1.3 million during the fiscal years ended June 30, 2015, 2014, and 2013, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $733 thousand and $980 thousand at June 30, 2015 and 2014, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2015, 2014 and 2013.  No relationship exists, other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2015, 2014 and 2013.

(In thousands)	Audit Fees	Audit-Related	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2015:	$499	$—	$104	$10	$613
Fiscal 2014:	$444	$—	$69	$—	$513
Fiscal 2013:	$375	$—	$103	$14	$492

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

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.      Consolidated Financial Statements:

See accompanying Index to Consolidated Financial Statements.

2.                   Consolidated Financial Statement Schedules:

Lannett Company, Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

Description (In thousands)	Balance at Beginning of Fiscal Year	Charged to (Reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2015	$115	$259	$—	$374
2014	41	74	—	115
2013	124	(83)	—	41

Inventory Valuation
2015	$2,384	$6,700	$4,127	$4,957
2014	2,002	2,918	2,536	2,384
2013	1,472	876	346	2,002

Deferred Tax Asset Valuation Allowance
2015	$2,289	$37	$—	$2,326
2014	2,140	149	—	2,289
2013	2,112	28	—	2,140

3.                    Exhibits:

Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit Number	Description	Method of Filing

2.1	Stock Purchase Agreement by and among Lannett Company, Inc., Rohit Desai, the RD Nevada Trust, Silarx Pharmaceuticals, Inc. and Stoneleigh Realty, LLC, dated as of May 15, 2015	Incorporated by reference to Exhibit 2.1 on Form 8-K dated May 18, 2015

3.1	Certificate of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

3.3	Amendment No. 1 to amended and restated By-Laws	Incorporated by reference to Exhibit 3.3 on Form 8-K dated January 16, 2014

3.4	Amendment No. 2 to amended and restated By-Laws	Incorporated by reference to Exhibit 3.4 on Form 8-K dated July 17, 2014

3.5	Updated and Amended Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Annual Report on 2014 Form 10-K

3.6	Updated and Amended By-Laws	Incorporated by reference to Exhibit 3.6 to the Annual Report on 2014 Form 10-K

Exhibit Number	Description	Method of Filing
3.7	Amended and Restated Bylaws of Lannett Company Inc., as amended through January 21, 2015.	Incorporated by reference to Exhibit 3.7 on Form 8-K dated April 3, 2015

3.8	Amended and Restated Bylaws of Lannett Company Inc., as amended through July 6, 2015.	Incorporated by reference to Exhibit 3.8 on Form 8-K dated July 9, 2015

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development	Incorporated by reference to Exhibit 10(af) to the Annual

	Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5*	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6*	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7*	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

10.11*	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13*	2006 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15*	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

10.16*	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 8, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N. A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

Exhibit Number	Description	Method of Filing
10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

10.19*	Second Amended and Restated Employment Agreement of Arthur P. Bedrosian	Incorporated by reference to Exhibit 10.19 on Form 8-K dated January 3, 2013

10.20*	Amended and Restated Employment Agreement of Martin P. Galvan	Incorporated by reference to Exhibit 10.20 on Form 8-K dated January 3, 2013

10.21*	Amended and Restated Employment Agreement of William F. Schreck	Incorporated by reference to Exhibit 10.21 on Form 8-K dated January 3, 2013

10.22*	Amended and Restated Employment Agreement of Kevin Smith	Incorporated by reference to Exhibit 10.22 on Form 8-K dated January 3, 2013

10.23*	Amended and Restated Employment Agreement of Ernest J. Sabo	Incorporated by reference to Exhibit 10.23 on Form 8-K dated January 3, 2013

10.24*	Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.24 on Form 8-K dated January 3, 2013

10.25	Amendment to Agreement dated March 23, 2004 by and between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.25 on Form 8-K dated August 19, 2013

10.26	Credit Agreement dated as of December 18, 2013 among Lannett Company Inc., as the Borrower, Certain Financial Institutions as the Lenders, and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.26 on Form 8-K dated December 19, 2013

10.27	Guaranty and Security Agreement dated as of December 18, 2013, among Lannett Company, Inc., the Subsidiaries of Lannett Company, Inc. identified therein, and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.27 on Form 8-K dated December 19, 2013

10.28*	Employment Agreement of Michael Bogda dated December 1, 2014	Incorporated by reference to Exhibit 10.28 on Form 8-K dated December 5, 2014

10.29

Lender Joinder and First Amendment to Credit Agreement dated as of April 21, 2015 among Lannett Company, Inc., as the Borrower, Certain Financial Institutions as the Lenders, and Citibank, N.A., as Administrative Agent

Incorporated by reference to Exhibit 10.29 on Form 8-K dated April 24, 2015

10.30*	Employment Agreement of John Abt	Incorporated by reference to Exhibit 10.30 on Form 10-Q dated May 8, 2015

10.31*	Employment Agreement of Rohit Desai	Filed Herewith

10.32*	Employment Agreement of Dr. Mahendra Dedhiya	Filed Herewith

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

Exhibit Number	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	August 27, 2015	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 27, 2015	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Date:	August 27, 2015	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Date:	August 27, 2015	By:	/s/ Jeffrey Farber
Jeffrey Farber,
Director, Chairman of the Board of Directors

Date:	August 27, 2015	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
Director, Chief Executive Officer

Date:	August 27, 2015	By:	/s/ David Drabik
David Drabik,
Director, Chairman of Governance and Nominating Committee

Date:	August 27, 2015	By:	/s/ Paul Taveira
Paul Taveira,
Director, Chairman of Compensation Committee

Date:	August 27, 2015	By:	/s/ James M. Maher
James M. Maher,
Director, Chairman of Audit Committee

Date:	August 27, 2015	By:	/s/ Albert Paonessa III
Albert Paonessa III,
Director

Index to Consolidated Financial Statements and

Supplementary Financial Information

Management’s Report on Internal Control over Financial Reporting

Management of Lannett Company Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control framework was designed to provide the Company’s management, and Board of Directors, reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013) in conducting its assessment as of June 30, 2015.  As a result of this assessment, management has concluded that, as of June 30, 2015, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  Grant Thornton, LLP’s opinion on the Company’s internal control over financial reporting appears on page 79 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lannett Company, Inc.

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and Subsidiaries (collectively, the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 30, 2015.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedules listed in the index appearing under Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lannett Company, Inc.

We have audited  the internal control over financial reporting of Lannett Company, Inc. (a Delaware Corporation)  and Subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lannett Company, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015, and our report dated August 27, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 27, 2015

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$200,340	$105,587
Investment securities	13,467	40,693
Accounts receivable, net	91,103	61,325
Inventories, net	46,191	44,844
Deferred tax assets	16,270	11,265
Other current assets	3,175	1,833
Total current assets	370,546	265,547
Property, plant and equipment, net	94,556	61,704
Intangible assets, net	29,090	927
Goodwill	141	—
Deferred tax assets	12,495	14,234
Other assets	1,938	361
TOTAL ASSETS	$508,766	$342,773

LIABILITIES
Current liabilities:
Accounts payable	$19,195	$20,982
Accrued expenses	4,928	3,901
Accrued payroll and payroll-related expenses	10,397	12,860
Rebates payable	7,553	4,558
Income taxes payable	1,918	4,569
Current portion of long-term debt	135	129
Total current liabilities	44,126	46,999
Long-term debt, less current portion	874	1,009
TOTAL LIABILITIES	45,000	48,008
Commitments and Contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 36,783,381 and 36,088,272 shares issued; 36,264,585 and 35,571,280 shares outstanding at June 30, 2015 and 2014, respectively)	37	36
Additional paid-in capital	236,178	216,793
Retained earnings	233,573	83,654
Accumulated other comprehensive loss	(295)	(54)
Treasury stock (518,796 and 516,992 shares at June 30, 2015 and 2014, respectively)	(6,080)	(5,959)
Total Lannett Company, Inc. stockholders’ equity	463,413	294,470
Noncontrolling Interest	353	295
Total stockholders’ equity	463,766	294,765
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$508,766	$342,773

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2015	2014	2013

Net sales	$406,837	$273,771	$151,054
Cost of sales	100,481	99,263	93,634
JSP contract renewal cost	—	20,100	—
Gross profit	306,356	154,408	57,420
Operating expenses:
Research and development	30,342	27,713	16,253
Selling, general, and administrative	49,527	38,606	22,410
Total operating expenses	79,869	66,319	38,663
Operating income	226,487	88,089	18,757
Other income (loss):
Foreign currency gain (loss)	(21)	1	3
Gain (loss) on sale of assets	33	(142)	111
Gain on investment securities	705	1,907	699
Litigation settlement	—	—	1,250
Interest and dividend income	425	295	116
Interest expense	(207)	(130)	(251)
Total other income	935	1,931	1,928
Income before income taxes	227,422	90,020	20,685
Income tax expense	77,430	32,857	7,303
Net income	149,992	57,163	13,382
Less: Net income attributable to noncontrolling interest	73	62	65
Net income attributable to Lannett Company, Inc.	$149,919	$57,101	$13,317

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$4.18	$1.70	$0.47
Diluted	$4.04	$1.62	$0.46

Weighted average common shares outstanding:
Basic	35,827,167	33,663,589	28,467,598
Diluted	37,127,117	35,193,376	28,942,933

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013

Net income	$149,992	$57,163	$13,382
Other comprehensive income (loss), before taxes:
Foreign currency translation gain (loss)	(241)	(7)	16
Total other comprehensive income (loss), net of taxes	(241)	(7)	16
Comprehensive income	149,751	57,156	13,398
Less: Total comprehensive income attributable to noncontrolling interest	73	62	65
Comprehensive income attributable to Lannett Company, Inc.	$149,678	$57,094	$13,333

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Attributable to	Noncontrolling	Stockholders’
	Issued	Amount	Capital	Earnings	Income (loss)	Stock	Lannett Co., Inc.	Interest	Equity

Balance, July 1, 2012	28,594	$29	$99,515	$13,236	$(63)	$(1,594)	$111,123	$190	$111,313

Shares issued in connection with share-based compensation plans	691	—	3,083	—	—	—	3,083	—	3,083
Share-based compensation	—	—	1,477	—	—	—	1,477	—	1,477
Purchase of treasury stock	—	—	—	—	—	(440)	(440)	—	(440)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(22)	(22)
Other comprehensive loss, net of income tax	—	—	—	—	16	—	16	—	16
Net income	—	—	—	13,317	—	—	13,317	65	13,382

Balance, June 30, 2013	29,285	$29	$104,075	$26,553	$(47)	$(2,034)	$128,576	$233	$128,809

Shares issued in connection with share-based compensation plans	1,053	1	5,368	—	—	—	5,369	—	5,369
Share-based compensation	—	—	9,026	—	—	—	9,026	—	9,026
Shares issued in connection with the JSP contract renewal	1,500	2	20,098	—	—	—	20,100	—	20,100
Shares issued in connection with stock offering	4,250	4	71,474	—	—	—	71,478	—	71,478
Excess tax benefits on share-based compensation awards	—	—	6,752	—	—	—	6,752	—	6,752
Purchase of treasury stock	—	—	—	—	—	(3,925)	(3,925)	—	(3,925)
Other comprehensive income, net of income tax	—	—	—	—	(7)	—	(7)	—	(7)
Net income	—	—	—	57,101	—	—	57,101	62	57,163

Balance, June 30, 2014	36,088	$36	$216,793	$83,654	$(54)	$(5,959)	$294,470	$295	$294,765

Shares issued in connection with share-based compensation plans	695	1	4,937	—	—	—	4,938	—	4,938
Share-based compensation	—	—	6,397	—	—	—	6,397	—	6,397
Excess tax benefits on share-based compensation awards	—	—	8,051	—	—	—	8,051	—	8,051
Purchase of Treasury Stock	—	—	—	—	—	(121)	(121)	—	(121)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss, net of income tax	—	—	—	—	(241)	—	(241)	—	(241)
Net income	—	—	—	149,919	—	—	149,919	73	149,992

Balance, June 30, 2015	36,783	$37	$236,178	$233,573	$(295)	$(6,080)	$463,413	$353	$463,766

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$149,992	$57,163	$13,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,583	5,984	6,198
Deferred income tax expense (benefit)	(3,266)	(12,886)	783
Share-based compensation	6,397	9,026	1,477
Excess tax benefits on share-based compensation awards	(8,051)	(7,017)	(240)
Loss (gain) on sale of assets	(33)	142	(111)
Gain on investment securities	(705)	(1,907)	(699)
JSP contract renewal cost	—	20,100	—
Other noncash expenses	110	111	16
Changes in assets and liabilities which provided (used) cash; net of acquisitions:
Trade accounts receivable	(25,382)	(34,912)	173
Inventories	1,358	(12,313)	(5,467)
Prepaid income taxes/income taxes payable	5,127	11,432	2,514
Prepaid expenses and other assets	(1,673)	154	317
Rebates payable	2,995	3,491	(345)
Accounts payable	(2,498)	(1,686)	4,679
Accrued expenses	1,027	2,271	111
Accrued payroll and payroll-related expenses	(2,463)	5,950	3,712
Net cash provided by operating activities	128,518	45,103	26,500
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31,676)	(26,082)	(7,788)
Proceeds from sale of property, plant and equipment	94	48	279
Purchases of intangible assets	(300)	—	—
Acquisition, net of cash acquired	(41,862)	—	—
Proceeds from sale of investment securities	75,770	23,374	22,456
Purchase of investment securities	(47,839)	(53,699)	(23,550)
Net cash used in investing activities	(45,813)	(56,359)	(8,603)
FINANCING ACTIVITIES:
Repayments of debt	(129)	(5,376)	(647)
Proceeds from issuance of stock	4,938	5,369	3,083
Excess tax benefits on share-based compensation awards	8,051	7,017	240
Proceeds from stock offering	—	71,478	—
Deferred financing fees	(435)	(402)	—
Purchase of treasury stock	(121)	(3,925)	(440)
Distributions to noncontrolling shareholders	(15)	—	(22)
Net cash provided by financing activities	12,289	74,161	2,214
Effect on cash and cash equivalents of changes in foreign exchange rates	(241)	(7)	16
NET INCREASE IN CASH AND CASH EQUIVALENTS	94,753	62,898	20,127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,587	42,689	22,562
CASH AND CASH EQUIVALENTS, END OF PERIOD	$200,340	$105,587	$42,689
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$206	$130	$251
Income taxes paid	$75,569	$34,311	$4,006

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Business And Nature of Operations

Lannett Company, Inc. (a Delaware corporation) and subsidiaries (the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral (tablets and capsules), extended release, topical, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company.  The Company also manufactures active pharmaceutical ingredients through its Cody Laboratories, Inc. (“Cody Labs”) subsidiary, providing a vertical integration benefit.  Additionally, the Company distributes products under various distribution agreements, most notably the Jerome Stevens Distribution Agreement.

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania, Cody, Wyoming, and Carmel, New York.  Customers of the Company’s pharmaceutical products include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

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

Business Combinations

Acquired businesses are accounted for using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values.  The fair values and useful lives assigned to each class of assets acquired and liabilities assumed are based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected future cash flows.  Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period.  Accordingly, changes in assumptions described above, could have a material impact on our consolidated results of operations.

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

Investment securities

The Company’s investment securities consist of publicly-traded equity securities and certificates of deposit with original maturities greater than three months which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Gains and losses are included in the Consolidated Statements of Operations under Other income (loss).

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for the fiscal years ended June 30, 2015, 2014, and 2013 was $5.4 million, $4.6 million and $4.3 million, respectively.

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization.  Amortization of definite-lived intangible assets is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years.  The Company continually evaluates the reasonableness of the useful lives of these assets.  Indefinite-lived intangible assets are not amortized, but instead are tested at least annually for impairment.  Costs to renew or extend the term of a recognized intangible asset are expensed as incurred.

Valuation of Long-Lived Assets, including Intangible Assets

The Company’s long-lived assets primarily consist of property, plant and equipment, definite and indefinite-lived intangible assets.  Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  If a triggering event is determined to have occurred, the asset’s carrying value is compared to the future undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset, then impairment exists.  Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is measured as the excess of the asset’s carrying value over its fair value.  The judgments made in determining estimated fair values can materially impact our results of operations.

In-Process Research and Development

Amounts allocated to in-process research and development in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives.  These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a reduction to the estimated fair value of the IPR&D asset and could result in future impairment charges.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is tested for impairment on an annual basis during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test.  In accordance with accounting standards, a two-step quantitative method is used for determining goodwill impairment.  In the first step, we determine the fair value of our reporting unit (generic pharmaceuticals).  If the net book value of our reporting unit exceeds its fair value, we would then perform the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations. Any residual fair value is allocated to goodwill. An impairment charge is recognized only if the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Segment Information

The Company operates one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for fiscal years ended June 30, 2015, 2014 and 2013:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2015	2014	2013
Antibiotic	$12,306	$13,572	$9,167
Cardiovascular	55,166	62,121	25,876
Gallstone	65,262	6,578	6,114
Glaucoma	21,145	11,987	6,410
Gout	6,833	10,822	5,092
Migraine	25,729	14,527	5,418
Muscle Relaxant	8,779	—	—
Obesity	4,004	4,032	4,721
Pain Management	27,461	27,174	21,232
Thyroid Deficiency	153,460	102,248	57,978
Other	26,692	20,710	9,046
Total	$406,837	$273,771	$151,054

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2015, 2014 and 2013, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	June 30, 2015	June 30, 2014	June 30, 2013

Product 1	38%	37%	38%
Product 2	16%	2%	4%
Product 3	12%	20%	8%
Product 4	6%	8%	10%

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2015, 2014 and 2013, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	June 30, 2015	June 30, 2014	June 30, 2013

Customer A	30%	19%	12%
Customer B	11%	8%	9%
Customer C	7%	9%	10%
Customer D	—%	13%	17%

Customer concentration was impacted by the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in the third quarter of Fiscal Year 2014, as well as other strategic partnerships between industry wholesalers and retailers.

At June 30, 2015 and June 30, 2014, four customers accounted for 84% and 67%, respectively, of the Company’s net accounts receivable balance, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition and collateral is generally not required.

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 68%, 62% and 60% of the Company’s inventory purchases in fiscal years 2015, 2014 and 2013, respectively.  See Note 20 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $69.4 million and $51.9 million at June 30, 2015 and 2014, respectively.  Rebates payable at June 30, 2015 and 2014 included $7.6 million and $4.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB extended the effective date of the guidance by one year to December 15, 2017.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

Note 3.  Acquisitions

On June 1, 2015, the Company completed the acquisition of Silarx Pharmaceuticals, Inc., a New York corporation, and Stoneleigh Realty, LLC, a New York limited liability company (together “Silarx”), pursuant to the terms and conditions of a Stock Purchase Agreement.  Silarx manufactures and markets high-quality liquid pharmaceutical products, including generic prescription and over-the-counter products.  Silarx operates within a manufacturing facility located in Carmel, New York.  Strategic benefits of the acquisition include an FDA-approved manufacturing facility, research and development expertise and added diversity to Lannett’s portfolio of existing and pipeline products.

Pursuant to the terms of the Stock Purchase Agreement, Lannett purchased 100% of the outstanding equity interests of Silarx for cash consideration totaling $42.5 million, subject to a post-closing working capital adjustment.  The Company used the acquisition method of accounting to account for this transaction.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values using assumptions that are subject to change.  Any adjustments, if necessary, will be recorded in the measurement period.

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed for the Silarx business as follows:

(In thousands)	Silarx Pharmaceuticals, Inc.
Cash	$664
Accounts receivable, net of revenue-related reserves	4,396
Inventories	2,705
Property, plant and equipment	7,247
Silarx product rights	10,000
Silarx in-process research and development	18,000
Goodwill	141
Other current assets	9
Other assets	348
Total assets acquired	43,510
Accounts payable	(711)
Income taxes payable	(273)
Total fair value of acquisition	$42,526

The amounts allocated to acquired in-process research and development represent an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not yet reached technological feasibility and had no alternative future use. The fair value of in-process research and development was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis, and will be tested for impairment in accordance with the Company’s policy for testing indefinite-lived intangible assets.

Product rights totaling $10.0 million are comprised of currently marketed products that have an estimated useful life of 15 years.  The goodwill of $141 thousand arising from the acquisition consists largely of the value of the employee workforce and the value of products to be developed in the future.  The goodwill was assigned to the Company’s only operating segment, generic pharmaceuticals.  Goodwill recognized is expected to be fully deductible for income tax purposes.

Acquisition costs of $1.4 million were expensed during the fiscal year ended June 30, 2015 and were included in the Consolidated Statements of Operations under the Selling, general and administrative line item.

Unaudited Pro Forma financial results

The results of Silarx are included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma impacts assuming the acquisition had occurred as of July 1, 2013 were not material to the Company’s revenues, net income, and earnings per share.

Note 4.  Accounts Receivable

Accounts receivable consisted of the following components at June 30, 2015 and 2014:

(In thousands)	June 30, 2015	June 30, 2014
Gross accounts receivable	$160,960	$113,420
Less Chargebacks reserve	(35,801)	(30,320)
Less Rebates reserve	(12,945)	(10,532)
Less Returns reserve	(19,209)	(9,341)
Less Other deductions	(1,528)	(1,787)
Less Allowance for doubtful accounts	(374)	(115)
Account receivable, net	$91,103	$61,325

For the fiscal year ended June 30, 2015, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $338.7 million, $83.4 million, $17.7 million, and $30.7 million, respectively.  For the fiscal year ended June 30, 2014, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $144.6 million, $56.3 million, $6.6 million, and $21.5 million, respectively.  For the fiscal year ended June 30, 2013, the Company recorded a provision for chargebacks, rebates, returns, and other deductions of $67.9 million, $23.7 million, $4.5 million, and $10.2 million, respectively.

Note 5.  Inventories

Inventories, net of allowances, at June 30, 2015 and 2014 consisted of the following:

(In thousands)	June 30, 2015	June 30, 2014
Raw Materials	$19,501	$19,767
Work-in-process	5,246	5,440
Finished Goods	18,560	17,592
Packaging Supplies	2,884	2,045
Total	$46,191	$44,844

During the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded provisions for excess and obsolete inventory of $6.7 million, $2.9 million and $876 thousand, respectively.  The reserve for excess and obsolete inventory was $5.0 million and $2.4 million at June 30, 2015 and 2014, respectively.

Note 6.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2015 and 2014 consisted of the following:

(In thousands)	Useful Lives	June 30, 2015	June 30, 2014
Land	—	$5,891	$4,641
Building and improvements	10 - 39 years	51,446	42,013
Machinery and equipment	5 - 10 years	47,681	37,678
Furniture and fixtures	5 - 7 years	1,748	1,416
Construction in progress	—	28,228	11,454
Property, plant and equipment, gross		134,994	97,202
Less accumulated depreciation		(40,438)	(35,498)
Property, plant and equipment, net		$94,556	$61,704

During the fiscal years ended June 30, 2015, 2014 and 2013, the Company had no impairment charges.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.2 million and $1.1 million at June 30, 2015 and 2014, respectively.

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

The Company’s financial assets and liabilities measured at fair value at June 30, 2015 and June 30, 2014 were as follows:

	June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$13,467	$—	$—	$13,467
Total Investment Securities	$13,467	$—	$—	$13,467

	June 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$15,193	$—	$—	$15,193
Certificates of Deposit	25,500	—	—	25,500
Total Investment Securities	$40,693	$—	$—	$40,693

Note 8.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $705 thousand during the fiscal year ended June 30, 2015, which included an unrealized loss related to securities still held at June 30, 2015 of $1.1 million.

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

Note 9.  Goodwill and Intangible Assets

On June 1, 2015, the Company completed the acquisition of Silarx.  See Note 3 “Acquisitions” for more information.  As part of the acquisition, goodwill was recognized.  The change in the carrying amount of goodwill for the year ended June 30, 2015 was as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2014	$—
Goodwill acquired	141
Impairments	—
Balance at June 30, 2015	$141

Intangible assets, net as of June 30, 2015 and 2014, consisted of the following:

		Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Weighted Avg. Life (Yrs.)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Definite-lived:
Cody Labs import license	15	582	582	(269)	(232)	313	350
Silarx product rights	15	10,000	—	(56)	—	9,944	—
Other product rights	14	653	653	(269)	(225)	384	428
Total definite-lived		11,235	1,235	(594)	(457)	10,641	778

Indefinite-lived:
Other product rights	—	449	149	—	—	449	149
Silarx in-process research and development	—	18,000	—	—	—	18,000	—
Total indefinite-lived		18,449	149	—	—	18,449	149
Total intangible assets, net		$29,684	$1,384	$(594)	$(457)	$29,090	$927

For the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded amortization expense of $137 thousand, $1.4 million, and $1.9 million, respectively.  There were no impairments related to intangible assets during fiscal year 2015, 2014 and 2013.

Future annual amortization expense consists of the following:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2016	$748
2017	748
2018	748
2019	746
2020	739
Thereafter	6,912
$10,641

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

On April 21, 2015, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), pursuant to which the parties amended the terms of the Credit Agreement originally entered into on December 18, 2013 with Citibank, N.A., as administrative agent and certain other financial institutions party thereto as lenders.  The First Amendment increases the Company’s revolving line of credit from $50.0 million to $120.0 million (the “Credit Facility”), consisting of revolving loans, swingline loans not to exceed an aggregate principal amount of $5.0 million and letters of credit not to exceed a maximum aggregate principal amount of $5.0 million.  The First Amendment also includes an accordion feature that will allow the Company to increase the Credit Facility by a total of up to an additional $30.0 million, subject to securing additional commitments from existing lenders or new lending institutions.  The First Amendment also modified certain financial covenants, most notably permitted acquisitions and capital expenditures. Permitted acquisitions increased from $100.0 million to $200.0 million individually and in the aggregate for each fiscal year. Total permitted acquisitions over the remaining term of the Credit Agreement were increased to $600.0 million.  Capital expenditure covenants were also increased over the term of the Credit Agreement based on certain leverage ratios, as defined.  As of June 30, 2015, the Company had $120.0 million available under the Credit Agreement.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of June 30, 2015, the Company was in compliance with all financial covenants.

Note 11.  Long-Term Debt

Long-term debt consisted of the following:

	June 30,	June 30,
(In thousands)	2015	2014
First National Bank of Cody mortgage	$1,009	$1,138
Less current portion	135	129
Long-term debt	$874	$1,009

Current Portion of Long Term Debt:

	June 30,	June 30,
(In thousands)	2015	2014
First National Bank of Cody mortgage	$135	$129

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of June 30, 2015 and June 30, 2014, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.

Long-term debt amounts due, for the twelve month periods ending June 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2016	$135
2017	141
2018	148
2019	154
2020	162
Thereafter	269
Total	$1,009

Note 12.  Legal and Regulatory Matters

Richard Asherman

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs is in violation of certain zoning laws and that Cody Labs is required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claims Cody Labs is in breach of his employment agreement and is required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  The Company estimates that the aggregate value of the claimed severance benefits is approximately $350 thousand to $400 thousand, plus the value of any stock options that he can prove was lost as a result of his termination.  Mr. Asherman also asserts that the Company is in breach of the Realty Operating Agreement and, among other requested remedies, he seeks to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled.  Although Mr. Asherman originally sought to require that Lannett acquire his interest in Realty for an unspecified price and/or to dissolve Realty, those claims have been dismissed.

The Company strongly disputes the claims in the Amended Complaint, including that the Company is required to acquire Mr. Asherman’s interest in Realty.  If Mr. Asherman were successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months’ salary plus the vesting of any stock options which Mr. Asherman can prove were capable of being exercised and were actually exercised within three months of his termination.  The Company does not believe that he is entitled to any payments with respect to the options, plus a continuation of benefits.  The amount the Company would be required to pay to Mr. Asherman if he were successful in compelling the buyout of his interest in Realty is dependent upon the value of the real property owned by Realty.  If a buyout were required, Realty would become wholly owned by the Company.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss, if any, to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position, results of operations or cash flows.

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

Federal Investigation into the Generic Pharmaceutical Industry

In fiscal year 2015, the Company and certain affiliated individuals each were served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial, and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications, and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.

Based on reviews performed to date by outside counsel, the Company currently believes that it has acted in compliance with all applicable laws and regulations and continues to cooperate with the federal investigation.

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

In July 2015, the Company filed with the United States Patent and Trademark Office (USPTO) a Petition for Inter Partes Review of each of the patents in suit seeking to reject as invalid all claims of the patents in suit.

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

The Company has responded to the complaint by filing a motion challenging personal jurisdiction.  The court has decided to allow limited discovery on the issue of personal jurisdiction and has administratively terminated the motion while discovery is taken on the issue.

Dilaudid®

The Company filed with the Food and Drug Administration an Abbreviated New Drug Application (ANDA) No. 207108, along with a paragraph IV certification, alleging that US Patent 6,589,960 associated with the Dilaudid® (hydromorphone oral solution) would not be infringed by the Company’s proposed hydromorphone oral solution product and/or that the patent is invalid.  On August 8, 2015, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 207108 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No, 207108.

To date, the complaint has not been served on the Company and no response has been filed by the Company.

The Company is also subject to various legal proceedings arising out of the normal course of its business including, but not limited to, product liability, intellectual property, patent infringement claims, and antitrust matters.  It is not possible to predict the outcome of these various proceedings.  An adverse determination in any of these proceedings in the future might have a significant impact on the financial position, results of operations and cash flows of the Company.

Note 13.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business, with initial lease terms not greater than 12 months.  These leases are typically renewed annually.  Rental and lease expense was not material for all periods presented.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of June 30, 2015 and 2014:

(In thousands)	June 30, 2015	June 30, 2014
Foreign Currency Translation
Beginning Balance, July 1	$(54)	$(47)
Net (loss) on foreign currency translation (net of tax of $0 and $0)	(241)	(7)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive (loss), net of tax	(241)	(7)
Ending Balance, June 30	(295)	(54)
Total Accumulated Other Comprehensive Loss	$(295)	$(54)

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

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2015	2014	2013

Net Income Attributable to Lannett Company, Inc.	$149,919	$57,101	$13,317

Basic weighted average common shares outstanding	35,827,167	33,663,589	28,467,598
Effect of potentially dilutive options and restricted stock awards	1,299,950	1,529,787	475,335
Diluted weighted average common shares outstanding	37,127,117	35,193,376	28,942,933

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$4.18	$1.70	$0.47
Diluted	$4.04	$1.62	$0.46

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2015, 2014 and 2013 were 83 thousand, 18 thousand, and 1.0 million, respectively.

Note 16.  Share-based Compensation

At June 30, 2015, the Company had four share-based employee compensation plans (the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”) or “2006 LTIP”, the 2011 LTIP and the 2014 LTIP).  Together these plans authorized an aggregate total of 8.1 million shares to be issued.  The plans have a total of 2.5 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of June 30, 2015, there was $10.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the fiscal years ended June 30, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	June 30, 2015	June 30, 2014	June 30, 2013
Risk-free interest rate	1.7%	2.1%	1.0%
Expected volatility	52.1%	62.8%	61.6%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	6.5%	7.5%	7.5%
Expected term (in years)	5.5 years	5.9 years	6.1 years
Weighted average fair value	$17.73	$8.55	$2.53

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

A stock option roll-forward as of June 30, 2015, 2014 and 2013 and changes during the years then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2012	2,747	$6.42
Granted	565	4.30
Exercised	(511)	5.44	$1,825
Forfeited, expired or repurchased	(482)	8.39
Outstanding at June 30, 2013	2,319	5.71
Granted	780	13.90
Exercised	(783)	6.41	$24,375
Forfeited, expired or repurchased	(111)	6.49
Outstanding at June 30, 2014	2,205	7.84
Granted	513	36.71
Exercised	(665)	6.47	$33,201
Forfeited, expired or repurchased	(78)	18.33
Outstanding at June 30, 2015	1,975	$15.39	$86,983	7.2

Vested and expected to vest at June 30, 2015	1,910	$15.01	$84,865	7.1
Exercisable at June 30, 2015	858	$5.97	$45,879	5.5

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for fiscal year ended June 30, 2015 and 7.5% for fiscal years ended June 30, 2014 and June 30, 2013.

A summary of restricted stock awards as of June 30, 2015, 2014, and 2013 and changes during the fiscal years then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at July 1, 2012	74	$6.94
Granted	38	5.06
Vested	(110)	6.30	$491
Forfeited	(2)	6.94
Non-vested at June 30, 2013	—	—
Granted	269	24.07
Vested	(252)	23.45	$10,440
Forfeited	(1)	24.48
Non-vested at June 30, 2014	16	34.01
Granted	103	37.97
Vested	(14)	36.06	$664
Forfeited	(7)	36.59
Non-vested at June 30, 2015	98	$37.83

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the fiscal year ended June 30, 2015 and 2014, 12 thousand shares and 18 thousand shares were issued under the ESPP, respectively.  As of June 30, 2015, 438 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	For Fiscal Year Ended June 30,
(In thousands)	2015	2014	2013
Selling, general and administrative	$5,145	$7,388	$1,206
Research and development	523	675	99
Cost of sales	729	963	172
Total	$6,397	$9,026	$1,477

Tax benefit at statutory rate	$2,159	$3,375	$169

Note 17.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the fiscal years ended June 30, 2015, 2014, and 2013 were $855 thousand, $748 thousand, and $603 thousand, respectively.

Note 18.  Income Taxes

The provision for income taxes consisted of the following for the fiscal years ended June 30:

(In thousands)	June 30, 2015	June 30, 2014	June 30, 2013
Current Income Tax Expense
Federal	$80,124	$41,497	$5,914
State and Local	572	4,246	606
Total Current Income Tax Expense	80,696	45,743	6,520
Deferred Income Tax Expense (Benefit)
Federal	(5,245)	(11,613)	216
State and Local	1,979	(1,273)	567
Total Deferred Income Tax Expense (Benefit)	(3,266)	(12,886)	783
Total Income Tax Expense	$77,430	$32,857	$7,303

A reconciliation of the differences between the effective rates and federal statutory rates was as follows:

	June 30, 2015	June 30, 2014	June 30, 2013

Federal income tax at statutory rate	35.0%	35.0%	34.0%
State and local income tax, net	0.1%	2.2%	2.6%
Nondeductible expenses	—%	0.4%	(0.2)%
Foreign rate differential	0.1%	0.2%	0.5%
Income tax credits	(0.4)%	(0.4)%	(2.5)%
Domestic production activity deduction	(1.3)%	(0.5)%	—%
Change in tax laws	0.6%	—%	1.1%
Other	(0.1)%	(0.4)%	(0.2)%
Effective income tax rate	34.0%	36.5%	35.3%

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization, accumulated depreciation and share-based compensation expense.  A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes.  A deferred tax asset valuation allowance is established if it is more likely than not that the Company will be unable to realize certain of the deferred tax assets.  A deferred tax liability is recorded for the future liability created by different depreciation methods for financial statement and tax return purposes.  As of June 30, 2015 and 2014, temporary differences which give rise to deferred tax assets and liabilities were as follows:

(In thousands)	June 30, 2015	June 30, 2014
Deferred tax assets:
Accrued expenses	$98	$85
Share-based compensation expense	2,688	1,261
Reserve for returns	6,520	3,489
Reserves for accounts receivable and inventory	10,438	8,798
Intangible impairment	4,342	5,739
Federal net operating loss	801	865
Impairment on Cody note receivable	1,905	2,018
Accumulated amortization on intangible asset	8,526	9,338
Foreign net operating loss	421	271
Other	185	48
Total deferred tax asset	35,924	31,912
Valuation allowance	(2,326)	(2,289)
Total deferred tax asset less valuation allowance	33,598	29,623
Deferred tax liabilities:
Prepaid expenses	115	94
Property, plant and equipment	4,687	3,715
Other	31	315
Total deferred tax liability	4,833	4,124
Net deferred tax asset	$28,765	$25,499

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows:

(In thousands)	Balance
Balance at July 1, 2013	$360
Additions for tax positions of the current year	58
Additions for tax positions of prior years	10
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Balance at June 30, 2014	$428
Additions for tax positions of the current year	101
Additions for tax positions of prior years	305
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(256)
Balance at June 30, 2015	$578

The cumulative amount of unrecognized tax benefits above that, if recognized, would impact the Company’s tax expense and effective tax rate is $578 thousand, $428 thousand, and $360 thousand for the fiscal years ended June 30, 2015, 2014, 2013, respectively.

As of June 30, 2015 and 2014, the Company reported total unrecognized benefits of $578 thousand and $428 thousand, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended June 30, 2015 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of June 30, 2015 and 2014.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, and New Jersey.  The Company’s tax returns for Fiscal Year 2011 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 19.  Related Party Transactions

The Company had sales of $1.9 million, $2.3 million and $1.3 million during the fiscal years ended June 30, 2015, 2014, and 2013, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $727 thousand and $980 thousand at June 30, 2015 and 2014, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 20.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 68%, 62% and 60% of the Company’s inventory purchases in the fiscal year ending June 30, 2015, 2014 and 2013, respectively.

On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules; Digoxin Tablets; and Levothyroxine Sodium Tablets, sold generically and under the brand name Unithroid®.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and JSP’s designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

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

Note 21.  Cody Expansion Project

On December 20, 2012, the Company, through its subsidiaries Realty and Cody, entered into an agreement (the “Agreement”) with the City of Cody, Wyoming (“City of Cody”) and Forward Cody Wyoming, Inc. (“Forward Cody”), an unrelated non-profit corporation, which involves the construction of a building of approximately 24,000 square feet (the “Project”).  As part of the Agreement, Cody was obligated to make an additional capital investment in its existing facilities in the amount of $5.2 million and create an additional 45 full time positions within three years starting June 30, 2011; Realty was required to contribute 1.66 acres of land to Forward Cody and enter into a 25 year lease agreement with Forward Cody for the Project.  Realty will make annual rent payments totaling $108 thousand beginning on the date a Certificate of Occupancy permit is issued by the City of Cody and the Project is legally available for occupancy.  Cody will sublease the property from Realty.  Upon the fifth anniversary of occupancy, Realty may, at its discretion, purchase the Project from Forward Cody.  The purchase option continues until Realty purchases the Project.  Nothing in the Agreement should be deemed to create any relationship between Forward Cody and Realty other than the relationship of landlord and tenant.

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

The Company’s 25 year lease with Forward Cody began in April 2015.

Note 22.  Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2015
Net sales	$99,276	$99,352	$114,822	$93,387
Cost of sales	27,326	23,714	27,621	21,820
Gross profit	71,950	75,638	87,201	71,567
Operating expenses	20,932	21,363	20,658	16,916
Operating income	51,018	54,275	66,543	54,651
Other income (loss)	165	(42)	713	99
Income tax expense	17,222	17,973	22,435	19,800
Less: Net income attributable to noncontrolling interest	18	27	10	18
Net income attributable to Lannett Company, Inc.	$33,943	$36,233	$44,811	$34,932
Earnings per common share attributable to Lannett Company Inc. (1)
Basic	$0.94	$1.01	$1.26	$0.98
Diluted	$0.91	$0.97	$1.21	$0.94

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2014
Net sales	$80,619	$79,997	$67,326	$45,829
Cost of sales	24,691	23,865	26,284	44,523
Gross profit	55,928	56,132	41,042	1,306
Operating expenses	18,577	20,143	15,675	11,924
Operating income (loss)	37,351	35,989	25,367	(10,618)
Other income	220	297	1,025	389
Income tax expense (benefit)	14,019	13,280	9,800	(4,242)
Less: Net income attributable to noncontrolling interest	17	11	26	8
Net income (loss) attributable to Lannett Company, Inc.	$23,535	$22,995	$16,566	$(5,995)
Earnings (loss) per common share attributable to Lannett Company Inc. (1)
Basic	$0.66	$0.66	$0.48	$(0.20)
Diluted	$0.64	$0.63	$0.46	$(0.20)

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2013
Net sales	$40,174	$39,022	$36,564	$35,294
Cost of sales	24,971	23,852	23,143	21,668
Gross profit	15,203	15,170	13,421	13,626
Operating expenses	9,527	10,474	8,727	9,935
Operating income	5,676	4,696	4,694	3,691
Other income (loss)	(109)	594	(86)	1,529
Income tax expense	1,950	1,327	1,749	2,277
Less: Net income (loss) attributable to noncontrolling interest	54	16	(22)	17
Net income attributable to Lannett Company, Inc.	$3,563	$3,947	$2,881	$2,926
Earnings per common share attributable to Lannett Company Inc. (1)
Basic	$0.12	$0.14	$0.10	$0.10
Diluted	$0.12	$0.14	$0.10	$0.10

(1)         Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full fiscal year.

The decline in net sales from the second quarter of Fiscal 2015 to the third quarter of Fiscal 2015 was due to lower volumes and increased competition in cardiovascular products.

Gross margin percentage improved during Fiscal 2014 as a result of favorable pricing trends, specifically on products within the thyroid and cardiovascular medical indications.

On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and its designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.

During the first quarter of Fiscal 2013, the Company entered into a favorable settlement agreement related to litigation the Company had been involved in since January 2010.  As a result of the agreement, the Company recorded a gain in the amount of $1.3 million.  As of June 30, 2013, the Company had recorded all amounts related to the agreement.