Form 10-Q
period 2015-10-30
LANNETT CO INC
filed 2015-11-05
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2015
Common stock, par value $0.001 per share	36,527,543

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$207,768	$200,340
Investment securities	14,890	13,467
Accounts receivable, net	107,216	91,103
Inventories	45,231	46,191
Prepaid income taxes	4,953	—
Deferred tax assets	15,854	16,270
Other current assets	4,512	3,175
Total current assets	400,424	370,546
Property, plant and equipment, net	98,621	94,556
Intangible assets, net	28,903	29,090
Goodwill	141	141
Deferred tax assets	12,471	12,495
Other assets	2,441	1,938
TOTAL ASSETS	$543,001	$508,766

LIABILITIES
Current liabilities:
Accounts payable	$17,259	$19,195
Accrued expenses	6,675	4,928
Accrued payroll and payroll-related expenses	4,748	10,397
Rebates payable	11,458	7,553
Income taxes payable	—	1,918
Current portion of long-term debt	137	135
Total current liabilities	40,277	44,126
Long-term debt, less current portion	839	874
TOTAL LIABILITIES	41,116	45,000
Commitments and Contingencies (Note 13 and 14)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 36,896,482 and 36,783,381 shares issued; 36,362,052 and 36,264,585 shares outstanding at September 30, 2015 and June 30, 2015, respectively)	37	37
Additional paid-in capital	242,025	236,178
Retained earnings	266,754	233,573
Accumulated other comprehensive loss	(311)	(295)
Treasury stock (534,430 and 518,796 shares at September 30, 2015 and June 30, 2015, respectively)	(6,988)	(6,080)
Total Lannett Company, Inc. stockholders’ equity	501,517	463,413
Noncontrolling Interest	368	353
Total stockholders’ equity	501,885	463,766
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,001	$508,766

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2015	2014

Net sales	$106,433	$93,387
Cost of sales	28,819	21,800
Amortization of intangibles	187	20
Gross profit	77,427	71,567
Operating expenses:
Research and development expenses	6,528	6,363
Selling, general, and administrative expenses	15,536	10,483
Acquisition-related expenses	3,942	70
Total operating expenses	26,006	16,916
Operating income	51,421	54,651
Other income (loss):
Gain on sale of assets	—	20
Gain (loss) on investment securities	(1,196)	15
Interest and dividend income	86	102
Interest expense	(60)	(38)
Total other income (loss)	(1,170)	99
Income before income tax	50,251	54,750
Income tax expense	17,055	19,800
Net income	33,196	34,950
Less: Net income attributable to noncontrolling interest	15	18
Net income attributable to Lannett Company, Inc.	$33,181	$34,932

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.91	$0.98
Diluted	$0.89	$0.94

Weighted average common shares outstanding:
Basic	36,310,653	35,597,931
Diluted	37,414,724	36,972,646

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2015	2014

Net income	$33,196	$34,950
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(16)	—
Total other comprehensive income (loss), before tax	(16)	—
Income tax related to items of other comprehensive income	—	—
Total other comprehensive income (loss), net of tax	(16)	—
Comprehensive income	33,180	34,950
Less: Total comprehensive income attributable to noncontrolling interest	15	18
Comprehensive income attributable to Lannett Company, Inc.	$33,165	$34,932

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, July 1, 2015	36,783	$37	$236,178	$233,573	$(295)	$(6,080)	$463,413	$353	$463,766

Shares issued in connection with share-based compensation plans	113	—	865	—	—	—	865	—	865
Share-based compensation	—	—	4,374	—	—	—	4,374	—	4,374
Excess tax benefits on share-based compensation awards	—	—	608	—	—	—	608	—	608
Purchase of Treasury Stock	—	—	—	—	—	(908)	(908)	—	(908)
Other comprehensive loss, net of tax	—	—	—	—	(16)	—	(16)	—	(16)
Net income	—	—	—	33,181	—	—	33,181	15	33,196

Balance, September 30, 2015	36,896	$37	$242,025	$266,754	$(311)	$(6,988)	$501,517	$368	$501,885

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$33,196	$34,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,909	1,306
Deferred income tax expense (benefit)	440	(1,670)
Share-based compensation	4,374	1,647
Excess tax benefits on share-based compensation awards	(608)	(495)
Gain on sale of assets	—	(20)
Loss (gain) on investment securities	1,196	(15)
Other noncash expenses	50	21
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(16,113)	(14,510)
Inventories	960	774
Prepaid income taxes/Income taxes payable	(6,263)	9,661
Prepaid expenses and other assets	(1,358)	(1,509)
Rebates payable	3,905	1,594
Accounts payable	(1,936)	(7,023)
Accrued expenses	1,747	(1,323)
Accrued payroll and payroll-related expenses	(5,649)	(8,997)
Net cash provided by operating activities	15,850	14,391
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,787)	(9,374)
Proceeds from sale of property, plant and equipment	—	76
Purchases of intangible assets	—	(300)
Proceeds from sale of investment securities	11,387	34,213
Purchase of investment securities	(14,006)	(8,434)
Net cash provided by (used in) investing activities	(8,406)	16,181
FINANCING ACTIVITIES:
Repayments of debt	(33)	(32)
Proceeds from issuance of stock	865	773
Excess tax benefits on share-based compensation awards	608	495
Deferred financing fees	(532)	—
Purchase of treasury stock	(908)	—
Net cash provided by financing activities	—	1,236
Effect on cash and cash equivalents of changes in foreign exchange rates	(16)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,428	31,808
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200,340	105,587
CASH AND CASH EQUIVALENTS, END OF PERIOD	$207,768	$137,395
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$11	$25
Income taxes paid	$22,879	$11,809

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Note 2.  The Business And Nature of Operations

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral (tablets and capsules), extended release, topical, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company.  The Company also manufactures active pharmaceutical ingredients through its Cody Laboratories, Inc. (“Cody Labs”) subsidiary, providing a vertical integration benefit.  Additionally, the Company distributes products under various distribution agreements, most notably the Jerome Stevens Distribution Agreement.

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania, Cody, Wyoming, and Carmel, New York.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

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

Investment securities

The Company’s investment securities consist of publicly traded equity securities which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Gains and losses are included in the Consolidated Statements of Operations under Other income (loss).

Allowance for doubtful accounts

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for the three months ended September 30, 2015 and 2014 was $1.7 million and $1.3 million, respectively.

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

Valuation of Long-Lived Assets, including Intangible Assets

The Company’s long-lived assets primarily consist of property, plant and equipment and definite and indefinite-lived intangible assets.  Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  If a triggering event is determined to have occurred, the asset’s carrying value is compared to the future undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset, then impairment exists.  Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is measured as the excess of the asset’s carrying value over its fair value.  The judgments made in determining estimated fair values can materially impact our results of operations.

In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives.  These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a reduction to the estimated fair value of the IPR&D asset and could result in future impairment charges.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three months ended September 30, 2015 and 2014:

(In thousands)	Three Months Ended September 30,
Medical Indication	2015	2014
Antibiotic	$2,727	$3,003
Cardiovascular	8,303	18,939
Gallstone	19,972	11,761
Glaucoma	6,822	4,691
Gout	64	2,299
Migraine	5,542	5,795
Muscle Relaxant	1,661	340
Obesity	979	915
Pain Management	8,133	6,655
Thyroid Deficiency	41,102	33,346
Other	11,128	5,643
Total	$106,433	$93,387

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2015 and 2014, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	2015	2014

Product 1	39%	36%
Product 2	19%	13%
Product 3	6%	19%

The following table presents the percentage of total net sales, for the three months ended September 30, 2015 and 2014, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	2015	2014

Customer A	28%	31%
Customer B	12%	8%
Customer C	8%	9%

At September 30, 2015 and June 30, 2015, four customers accounted for 82% and 84% of the Company’s net accounts receivable balance, respectively.  Credit terms are offered to customers based on evaluations of the customers’ financial condition, and collateral is generally not required.

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 65% and 67% of the Company’s inventory purchases during the three months ended September 30, 2015 and 2014, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $70.0 million and $69.4 million at September 30, 2015 and June 30, 2015, respectively.  Rebates payable at September 30, 2015 and June 30, 2015 included $11.5 million and $7.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

Cost of Sales, including amortization of intangibles

Cost of sales includes all costs related to bringing products to their final selling destination, which includes direct and indirect costs, such as direct material, labor, and overhead expenses.  Additionally, cost of sales includes product royalties, depreciation, amortization and costs to renew or extend recognized intangible assets, freight charges and other shipping and handling expenses.  Product royalties included in cost of sales for the three months ended September 30, 2015 and 2014 were $1.3 million and $42 thousand, respectively.

Research and Development

Research and development costs are expensed as incurred, including all production costs until a drug candidate is approved by the Food and Drug Administration (“FDA”).  Research and development expenses include costs associated with internal projects as well as costs associated with third-party research and development contracts.

Contingencies

Loss contingencies, including litigation-related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees related to litigation matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative line item.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

Note 4.  Acquisitions

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

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at September 30, 2015 and June 30, 2015:

(In thousands)	September 30, 2015	June 30, 2015
Gross accounts receivable	$177,598	$160,960
Less Chargebacks reserve	(34,962)	(35,801)
Less Rebates reserve	(14,083)	(12,945)
Less Returns reserve	(19,417)	(19,209)
Less Other deductions	(1,526)	(1,528)
Less Allowance for doubtful accounts	(394)	(374)
Accounts receivable, net	$107,216	$91,103

For the three months ended September 30, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $88.6 million, $27.8 million, $3.7 million, and $6.4 million, respectively.  For the three months ended September 30, 2014, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $77.9 million, $18.6 million, $4.1 million, and $9.0 million, respectively.

Note 6.  Inventories

Inventories at September 30, 2015 and June 30, 2015 consisted of the following:

(In thousands)	September 30, 2015	June 30, 2015
Raw Materials	$17,749	$19,501
Work-in-process	6,636	5,246
Finished Goods	18,212	18,560
Packaging Supplies	2,634	2,884
Total	$45,231	$46,191

The reserve for excess and obsolete inventory was $4.5 million and $5.0 million at September 30, 2015 and June 30, 2015, respectively.

Note 7.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2015 and June 30, 2015 consisted of the following:

(In thousands)	Useful Lives	September 30, 2015	June 30, 2015
Land	—	$5,891	$5,891
Building and improvements	10 - 39 years	51,591	51,446
Machinery and equipment	5 - 10 years	52,614	47,681
Furniture and fixtures	5 - 7 years	1,304	1,748
Construction in progress	—	29,381	28,228
Property, plant and equipment, gross		140,781	134,994
Less accumulated depreciation		(42,160)	(40,438)
Property, plant and equipment, net		$98,621	$94,556

During the three months ended September 30, 2015 and 2014, the Company had no impairment charges.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.1 million and $1.2 million at September 30, 2015 and June 30, 2015, respectively.

Note 8.  Fair Value Measurements

The Company’s financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable, accrued expenses, and debt obligations.  Included in cash and cash equivalents are certificates of deposit with maturities less than or equal to three months at the date of purchase and money market funds.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate their estimated fair values based upon the short-term nature of their maturity dates.  The carrying amount of the Company’s debt obligations approximates fair value based on current interest rates available to the Company on similar debt obligations.

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

The Company’s financial assets and liabilities measured at fair value at September 30, 2015 and June 30, 2015, were as follows:

	September 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$14,890	$—	$—	$14,890
Total Investment Securities	$14,890	$—	$—	$14,890

	June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$13,467	$—	$—	$13,467
Total Investment Securities	$13,467	$—	$—	$13,467

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net loss on investment securities of $1.2 million during the three months ended September 30, 2015, which was primarily due to an unrealized loss related to securities still held at September 30, 2015 of $1.2 million.

The Company had a net gain on investment securities of $15 thousand during the three months ended September 30, 2014, which included an unrealized loss related to securities still held at September 30, 2014 of $81 thousand.

Note 10.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2015 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2015	$141
Goodwill acquired	—
Impairments	—
Balance at September 30, 2015	$141

Intangible assets, net as of September 30, 2015 and June 30, 2015, consisted of the following:

		Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Weighted Avg. Life (Yrs.)	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015

Definite-lived:
Cody Labs import license	15	582	582	(279)	(269)	303	313
Silarx product rights	15	10,000	10,000	(222)	(56)	9,778	9,944
Other product rights	14	653	653	(280)	(269)	373	384
Total definite-lived		11,235	11,235	(781)	(594)	10,454	10,641

Indefinite-lived:
Other product rights	—	449	449	—	—	449	449
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Total indefinite-lived		18,449	18,449	—	—	18,449	18,449
Total intangible assets, net		$29,684	$29,684	$(781)	$(594)	$28,903	$29,090

For the three months ended September 30, 2015 and 2014, the Company incurred amortization expense of approximately $187 thousand and $20 thousand, respectively.  There were no impairments related to intangible assets during each of the three months ended September 30, 2015 and 2014.

Future annual amortization expense consisted of the following as of September 30, 2015:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2016	$561
2017	748
2018	748
2019	746
2020	739
Thereafter	6,912
$10,454

The amounts above do not include the product line covered by the ANDA purchased in August 2009 for $149 thousand and ANDAs purchased in September 2014 for $300 thousand.  Amortization on these assets will begin when the Company begins shipping the product.

Note 11.  Bank Line of Credit

In December 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent, and another financial institution.  Any loans under the Credit Agreement will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.

The Company is also required to pay a commitment fee on any undrawn commitments under the Credit Agreement ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement. The Credit Agreement is collateralized by substantially all of the Company’s assets.  In connection with securing the Credit Agreement, the Company repaid substantially all of its outstanding debt.  See Note 12 “Long-Term Debt” for more information.

On April 21, 2015, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), pursuant to which the parties amended the terms of the Credit Agreement originally entered into on December 18, 2013 with Citibank, N.A., as administrative agent and certain other financial institutions party thereto as lenders.  The First Amendment increases the Company’s revolving line of credit from $50.0 million to $120.0 million (the “Credit Facility”), consisting of revolving loans, swingline loans not to exceed an aggregate principal amount of $5.0 million and letters of credit not to exceed a maximum aggregate principal amount of $5.0 million.  The First Amendment also includes an accordion feature that will allow the Company to increase the Credit Facility by a total of up to an additional $30.0 million, subject to securing additional commitments from existing lenders or new lending institutions.  The First Amendment also modified certain financial covenants, most notably permitted acquisitions and capital expenditures. Permitted acquisitions increased from $100.0 million to $200.0 million individually and in the aggregate for each fiscal year. Total permitted acquisitions over the remaining term of the Credit Agreement were increased to $600.0 million.  Capital expenditure covenants were also increased over the term of the Credit Agreement based on certain leverage ratios, as defined.  As of September 30, 2015, the Company had $120.0 million available under the Credit Agreement.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type.  As of September 30, 2015, the Company was in compliance with all financial covenants.

Note 12. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	June 30,
(In thousands)	2015	2015
First National Bank of Cody mortgage	$976	$1,009
Less current portion	137	135
Long-term debt	$839	$874

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of September 30, 2015 and June 30, 2015, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.

Long-term debt amounts due for the twelve month periods ending September 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2016	$137
2017	143
2018	149
2019	156
2020	164
Thereafter	227
Total	$976

Note 13.  Legal and Regulatory Matters

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

The Company strongly disputes the claims in the Complaint.  If Mr. Asherman is successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months salary plus the vesting of any stock options which Mr. Asherman can prove were capable of being exercised and were actually exercised within three months of his termination.  The Company does not believe that he is entitled to any payments with respect to the options, plus a continuation of benefits.  At this time the Company is unable to reasonably estimate a range or aggregate dollar amount of Mr. Asherman’s claims or of any potential loss, if any, to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position, results of operations or cash flows.

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

Dilaudid®

The Company filed with the Food and Drug Administration an Abbreviated New Drug Application (ANDA) No. 207108, along with a paragraph IV certification, alleging that US Patent 6,589,960 associated with the Dilaudid® (hydromorphone oral solution) would not be infringed by the Company’s proposed hydromorphone oral solution product and/or that the patent is invalid.  On August 8, 2015, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 207108 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No, 207108.  The Company is currently in the process of responding to the complaint.

Although the Company cannot currently predict the length or outcome of pargraph IV litigation, legal expenses associated with these lawsuits could have a significant impact on the financial position, results of operations and cash flows of the Company.

Other Litigation Matters

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

Note 14.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business, with initial lease terms not greater than 12 months.  These assets are typically renewed annually.  Rental and lease expense was not material for all periods presented.

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2015 and 2014:

(In thousands)	September 30, 2015	September 30, 2014
Foreign Currency Translation
Beginning Balance, July 1	$(295)	$(54)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(16)	—
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(16)	—
Ending Balance, September 30	(311)	(54)
Total Accumulated Other Comprehensive Loss	$(311)	$(54)

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

	Three Months Ended September 30,
(In thousands, except share and per share data)	2015	2014

Net Income Attributable to Lannett Company, Inc.	$33,181	$34,932

Basic weighted average common shares outstanding	36,310,653	35,597,931
Effect of potentially dilutive options and restricted stock awards	1,104,071	1,374,715
Diluted weighted average common shares outstanding	37,414,724	36,972,646

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.91	$0.98
Diluted	$0.89	$0.94

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2015 and 2014 were 139 thousand and 436 thousand, respectively.

Note 17.  Share-based Compensation

At September 30, 2015, the Company had four share-based employee compensation plans (the “2003 Plan”, the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP”, the 2011 LTIP and the 2014 LTIP).  Together these plans authorized an aggregate total of 8.1 million shares to be issued.  The plans have a total of 2.3 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of September 30, 2015, there was $14.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2015 and 2014, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	September 30, 2015	September 30, 2014
Risk-free interest rate	1.7%	1.7%
Expected volatility	48.3%	52.1%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.2 years	5.5 years
Weighted average fair value	$26.24	$16.82

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

A stock option roll-forward as of September 30, 2015 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at July 1, 2015	1,975	$15.39
Granted	58	$59.20
Exercised	(52)	$13.51	$2,121
Forfeited, expired or repurchased	(21)	$17.76
Outstanding at September 30, 2015	1,960	$16.71	$50,090	7.0

Vested and expected to vest at September 30, 2015	1,911	$16.31	$49,504	7.0
Exercisable at September 30, 2015	1,228	$11.26	$37,340	6.2

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2015 and 2014.

A summary of restricted stock awards as of September 30, 2015 and changes during the three months then ended, is presented below:

(In thousands, except for weighted average price data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at July 1, 2015	98	37.83
Granted	125	58.97
Vested	(57)	46.87	$3,302
Forfeited	(1)	42.39
Non-vested at September 30, 2015	165	$50.69

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the three months ended September 30, 2015 and 2014, 5 thousand shares and 3 thousand shares were issued under the ESPP, respectively.  As of September 30, 2015, 442 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended September 30,
(In thousands)	2015	2014
Selling, general and administrative	$3,886	$1,359
Research and development	188	120
Cost of sales	300	168
Total	$4,374	$1,647

Tax benefit at statutory rate	$1,545	$570

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2015 and 2014 were approximately $250 thousand and $214 thousand, respectively.

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

The federal, state and local income tax expense for the three months ended September 30, 2015 and 2014 was $17.1 million and $19.8 million, respectively.  The effective tax rates for the three months ended September 30, 2015 and 2014 were 33.9% and 36.2%, respectively.  The effective tax rate for the three months ended September 30, 2015 was lower compared to the three months ended September 30, 2014 primarily due to the effect of changes in local tax laws and higher domestic manufacturing deductions recorded in Fiscal 2016.

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

As of September 30, 2015 and June 30, 2015, the Company reported total unrecognized benefits of $578 thousand.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2015 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2015 and June 30, 2015.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, Pennsylvania, and New Jersey.  The Company’s tax returns for Fiscal Year 2011 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of $337 thousand and $351 thousand during the three months ended September 30, 2015 and 2014, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $312 thousand and $727 thousand at September 30, 2015 and June 30, 2015, respectively.  In the Company’s opinion, the terms of these transactions were not more favorable to Auburn than would have been to a non-related party.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 65% and 67% of the Company’s inventory purchases in the three months ended September 30, 2015 and 2014, respectively.

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

During the renewal term of the agreement, the Company is required to use commercially reasonable efforts to purchase, in the aggregate, $31 million of products from JSP each year.  There is no guarantee that the Company will be able to meet the minimum purchase requirement for Fiscal 2016 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

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

The Company’s 25 year lease with Forward Cody commenced in April 2015.

Note 23.  Pending Acquisition of Kremers Urban Pharmaceuticals Inc.

Stock Purchase Agreement

On September 2, 2015, Lannett Company, Inc., a Delaware corporation (“Lannett”), entered into an Agreement to acquire Kremers Urban Pharmaceuticals Inc., an Indiana corporation (“Kremers”), pursuant to the terms and conditions of a Stock Purchase Agreement (“Purchase Agreement”) among UCB S.A., a limited liability company organized under the laws of Belgium (“UCB”), UCB Manufacturing, Inc., a Delaware corporation (“UMI” and, together with UCB, the “Seller Parties”), and Lannett.

Pursuant to the terms of the Purchase Agreement, Lannett will purchase all of the outstanding capital stock of Kremers for a purchase price of $1.23 billion in cash plus a contingent value payment as described below.  Lannett intends to fund the transaction through cash on hand as well as term loan borrowings. The purchase price will be subject to a customary working capital adjustment and will be reduced by any indebtedness and unpaid transaction expenses of Kremers existing at closing.

Lannett will also make post-closing contingent value payments to UCB for each year from 2016 through and including 2020, contingent upon Kremers obtaining an AB rating for its methylphenidate hydrochloride extended release product from the United States Food and Drug Administration (“FDA”). Such payments, if any, would be based on the profits realized on sales of the methylphenidate hydrochloride extended release product in excess of an annual net sales threshold.

Lannett and Seller Parties have also agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, and under the corresponding provisions of state law, to treat the acquisition as a deemed purchase and sale of assets for income tax purposes. Lannett’s obligation to close the acquisition is conditioned upon Seller Parties’ furnishing executed federal election forms, and Lannett has agreed to reimburse Seller Parties for 50% of the incremental tax cost of making such election, subject to a reimbursement cap of $35 million.

The closing of the acquisition is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of any law or order that prohibits, enjoins or restrains the consummation of the acquisition, the accuracy of representations and warranties of the parties (subject to customary materiality and material adverse effect qualifiers), compliance with covenants in all material respects, and the absence of any material adverse effect on the business of Kremers. Following completion of the acquisition, Kremers will be a wholly-owned subsidiary of Lannett.

The Company expects to close the transaction during the fourth quarter of calendar 2015.

Commitment Letter

On September 2, 2015, Lannett signed a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“MSSF”) and Royal Bank of Canada (“Royal Bank” and, together with MSSF, the “Initial Lenders”), pursuant to which the Initial Lenders have committed to make loans to Lannett in an aggregate amount of up to $1.285 billion in connection with the acquisition of Kremers (the “Credit Facility”). MSSF and RBC Capital Markets will act as the joint lead arrangers and joint bookrunners for the Credit Facility. The Credit Facility consists of up to $1.285 billion of available borrowings under new senior secured credit facilities, which include a $125 million revolving credit facility and a $1.16 billion term loan facility. The Commitment Letter contemplates that the Credit Facility will be reduced in an amount equal to the proceeds of any debt or equity of the Company issued in accordance with the terms of the Commitment Letter.

The Credit Facility will be guaranteed by various subsidiaries of Lannett and used, among other things, to pay the purchase price for Kremers under the Purchase Agreement and to fund expenses incurred in connection with the acquisition. The Credit Facility is subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants and events of default, in each case, consistent with the applicable terms of the term sheet. Additionally, the lenders’ obligation to provide the Credit Facility is subject to the satisfaction of specified conditions, including the consummation of the acquisition of Kremers in accordance with the terms of the Purchase Agreement, the execution and delivery by the Company of definitive documentation consistent with the Commitment Letter, the accuracy of specified representations, the absence of specified defaults, the delivery of a certificate on behalf of Lannett with respect to the solvency (on a consolidated basis) of Lannett and its subsidiaries, taken as a whole, immediately after the consummation of the transactions contemplated by the Purchase Agreement, and other customary conditions.

On September 24, 2015, the Commitment Letter was amended and restated in its entirety to, among other things, add Citigroup Global Markets Inc. as an Initial Lender, and, together with MSSF and RBC Capital Markets, as a joint lead arranger and joint bookrunner, and to add Citizens Bank, National Association and PNC Bank, National Association as additional financial institutions providing the commitment thereunder.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

This Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, acquisition-related challenges, the regulatory environment, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances.  We caution you not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

Company Overview

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral (tablets and capsules), extended release, topical, nasal, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company.  The Company also manufactures active pharmaceutical ingredients through its Cody Labs subsidiary, providing a vertical integration benefit.  Additionally, the Company is pursuing partnerships, research contracts and internal expansion for the development and production of other dosage forms including: ophthalmic, nasal, patch, foam, buccal, sublingual, soft gel, injectable, and oral dosages.

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania, Cody, Wyoming and Carmel, New York.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

Financial Summary

For the first quarter of Fiscal Year 2016, net sales increased to $106.4 million, representing 14% growth over the first quarter of Fiscal Year 2015.  Gross profit increased to $77.4 million compared to $71.6 million in the prior-year period and gross profit percentage decreased to 73% compared to 77% in the prior-year period.  R&D expenses increased 3% to $6.5 million compared to the first quarter of Fiscal Year 2015 while SG&A expenses increased 48% to $15.5 million from $10.5 million.  Acquisition-related expenses increased to $3.9 million from $70 thousand in the prior-year period.  Operating income for the first quarter of Fiscal Year 2016 was $51.4 million compared to $54.7 million in the first quarter of Fiscal Year 2015.  Net income attributable to Lannett Company, Inc. for the first quarter of Fiscal Year 2016 was $33.2 million, or $0.89 per diluted share compared to $34.9 million or $0.94 per diluted share in the first quarter of Fiscal Year 2015.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Net sales increased 14% to $106.4 million for the three months ended September 30, 2015.  The following table identifies the Company’s net product sales by medical indication for the three months ended September 30, 2015 and 2014:

(In thousands)	Three Months Ended September 30,
Medical Indication	2015	2014
Antibiotic	$2,727	$3,003
Cardiovascular	8,303	18,939
Gallstone	19,972	11,761
Glaucoma	6,822	4,691
Gout	64	2,299
Migraine	5,542	5,795
Muscle Relaxant	1,661	340
Obesity	979	915
Pain Management	8,133	6,655
Thyroid Deficiency	41,102	33,346
Other	11,128	5,643
Total	$106,433	$93,387

Increased volumes contributed $20.9 million to the overall increase in net sales, partially offset by product price decreases of $7.9 million. The Company has experienced favorable trends in product pricing on several key products over the past several quarters.  Although the Company has benefited in the past several quarters from these favorable pricing trends, the level of competition in the marketplace is constantly changing and the Company cannot guarantee that these pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	(9)%	—%
Cardiovascular	(34)%	(22)%
Gallstone	55%	14%
Glaucoma	28%	18%
Gout	(97)%	—%
Migraine	3%	(8)%
Muscle Relaxant	415%	(26)%
Obesity	(1)%	8%
Pain Management	—%	23%
Thyroid Deficiency	49%	(26)%

Cardiovascular.  Net sales of drugs used for cardiovascular treatment decreased by $10.6 million primarily as a result of decreased volumes due to several new entrants in the market for products used to treat congestive heart failure.  Price decreases on several key products also contributed to the decrease in net sales.

Gallstone.  Net sales of drugs used for gallstones increased by $8.2 million.  The increase in net sales was primarily attributable to increased volumes as well as an increase in the average selling price of key products.

Glaucoma.  Net sales of drugs used for the treatment of glaucoma increased by $2.1 million.  The increase in net sales was primarily attributable to increased volumes as well as an increase in the average selling price of key products.

Muscle Relaxant.  Net sales of drugs muscle relaxant products increased by $1.3 million.  The increase in net sales was primarily attributable to increased volumes of key products.

Pain Management.  Net sales of pain management products increased $1.5 million.  The increase in net sales was mainly attributable to price increases on the Company’s C-Topical Solution product.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $7.8 million, primarily as a result of increased volumes compared to the prior-year period due to above average customer purchases in the fourth quarter of Fiscal Year

2014 in anticipation of a price increase effective in the first quarter of Fiscal Year 2015, which led to lower than average volumes in the first quarter of Fiscal Year 2015.  The increase in volumes was partially offset by pricing pressures.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended September 30:

(In thousands) Customer Distribution Channel	September 30, 2015	September 30, 2014
Wholesaler/Distributor	$80,463	$67,334
Retail Chain	17,535	14,385
Mail-Order Pharmacy	8,435	11,668
Total	$106,433	$93,387

Net sales to wholesaler/distributor and retail chain increased as a result of increased sales in a variety of products for thyroid deficiency and gallstones, as discussed above.  Mail-order pharmacy net sales decreased primarily as a result of decreased sales of cardiovascular drugs, as discussed above.

Cost of Sales, including amortization of intangibles.  Cost of sales for the first quarter of Fiscal Year 2016 increased 33% to $29.0 million from $21.8 million in the same prior-year period.  The increase was primarily attributable to increased sales and product royalties, as well as changes in our product sales mix.  Product royalties expense included in cost of sales totaled $1.3 million for the first quarter of Fiscal Year 2016 and $42 thousand for the first quarter of Fiscal Year 2015.  Amortization expense included in cost of sales totaled $187 thousand for the first quarter of Fiscal Year 2016 and $20 thousand for the first quarter of Fiscal Year 2015.  The increase in product royalties and amortization expense was attributable to the acquisition of Silarx on June 1, 2015.

Gross Profit.  Gross profit percentages for the first quarter of Fiscal Year 2016 and 2015 were 73% and 77%, respectively.  The decrease was primarily attributable to pricing pressures, an increase in product royalties as well as changes in the product sales mix.

The Company is continuously seeking to keep product costs low, however there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors, changes in product mix and the costs of producing or purchasing new drugs may also fluctuate in future periods.

Research and Development Expenses.  Research and development expenses for the first quarter increased 3% to $6.5 million in Fiscal Year 2016 from $6.4 million in Fiscal Year 2015.  The increase is primarily due to the acquisition of Silarx, which resulted in additional research and development expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 48% to $15.5 million in the first quarter of Fiscal Year 2016 compared with $10.5 million in Fiscal Year 2015.  The increase is primarily due to additional compensation-related costs totaling $4.0 million, which included $1.7 million related to separation payments associated with the retirement of an excecutive officer.  The acquisition of Silarx also resulted in additional selling, general and administrative expenses.

The Company is focused on controlling selling, general and administrative costs, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact selling, general and administrative expenses in future periods.

Acquisition-related Expenses.  Acquisition-related expenses increased $3.9 million compared to the prior-year period.  The increase was due to costs associated with the pending acquisition of Kremers Urban Pharmaceuticals Inc.

Other Income (Loss).  Interest expense for the three months ended September 30, 2015 totaled $60 thousand compared to $38 thousand for the three months ended September 30, 2014.  Interest and dividend income totaling $86 thousand for the three months ended September 30, 2015 was lower compared with $102 thousand for the prior-year period.  The Company also recorded a net loss on investment securities during the three months ended September 30, 2015 totaling $1.2 million compared to a net gain on investment securities totaling $15 thousand in the prior-year period.

Income Tax.  The Company recorded income tax expense of $17.1 million in the first quarter of Fiscal Year 2016 compared to $19.8 million in the first quarter of Fiscal Year 2015.  The effective tax rate for the three months ended September 30, 2015 was 33.9%, compared to 36.2% for the three months ended September 30, 2014.  The effective tax rate for the three months ended September 30, 2015 was lower compared to the three months ended September 30, 2014 primarily due to the effect of changes in local tax laws and higher domestic manufacturing deductions recorded in Fiscal 2016.

Net Income.  For the three months ended September 30, 2015, the Company reported net income attributable to Lannett Company, Inc. of $33.2 million, or $0.89 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $34.9 million, or $0.94 per diluted share.

Liquidity and Capital Resources

Cash Flow

The Company has historically financed its operations with cash flow generated from operations, supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2015, working capital was $360.1 million as compared to $326.4 million at June 30, 2015, an increase of $33.7 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $15.9 million for the three months ended September 30, 2015 reflected net income of $33.2 million, adjustments for non-cash items of $7.4 million, as well as cash used by changes in operating assets and liabilities of $24.7 million.  In comparison, net cash provided by operating activities of $14.4 million for the three months ended September 30, 2014 reflected a net income of $35.0 million, adjustments for non-cash items of $774 thousand, as well as cash used by changes in operating assets and liabilities of $21.4 million.

Significant changes in operating assets and liabilities from June 30, 2015 to September 30, 2015 were comprised of:

•                  An increase in accounts receivable of $16.1 million mainly due to an increase in gross accounts receivable resulting from increased sales partially offset by increases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at September 30, 2015, based on gross sales for the three months ended September 30, 2015 and gross accounts receivable at September 30, 2015, was 70 days.  The level of DSO at September 30, 2015 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

•                  An increase in prepaid income taxes totaling $6.3 million.  The amount was mainly due to estimated tax payments, partially offset by current tax liabilities associated with pre-tax income for the three months ended September 30, 2015.

•                  An increase in rebates payable of $3.9 million due to an increase in rebate eligible sales to wholesalers as well an increase in Medicaid rebates.

•                  A decrease in accrued payroll and payroll-related costs of $5.6 million primarily related to payments made in August 2015 in connection with incentive compensation accrued in Fiscal Year 2015, partially offset by incentive compensation costs accrued during Fiscal Year 2016.

Significant changes in operating assets and liabilities from June 30, 2014 to September 30, 2014 were comprised of:

•                  An increase in accounts receivable of $14.5 million mainly due to an increase in gross accounts receivable resulting from increased sales partially offset by increases in total revenue-related reserves.  The Company’s DSO at September 30, 2014, based on gross sales for the three months ended September 30, 2014 and gross accounts receivable at September 30, 2014, was 60 days.  The level of DSO at September 30, 2014 was comparable to the Company’s expectation that DSO will be in the 60 to 70 day range based on 60 day payment terms for most customers.

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

Net cash used in investing activities of $8.4 million for the three months ended September 30, 2015, was mainly the result of purchases of investment securities totaling $14.0 million and purchases of property, plant and equipment of $5.8 million, partially offset by proceeds from the sale of investment securities of $11.4 million.  Net cash provided by investing activities of $16.2 million for the three months ended September 30, 2014 was mainly the result of proceeds from the sale of investment securities of $34.2 million, partially offset by purchases of investment securities totaling $8.4 million and purchases of property, plant and equipment of $9.4 million.

Net cash from financing activities for the three months ended September 30, 2015 consisted of proceeds from the issuance of stock pursuant to stock compensation plans of $865 thousand and excess tax benefits on share-based compensation awards of $608 thousand, offset by purchases of treasury stock totaling $908 thousand, payments of deferred financing fees totaling $532 thousand and scheduled payments of debt of $33 thousand.  Net cash provided by financing activities of $1.2 million for the three months ended September 30, 2014 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $773 thousand and excess tax benefits on share-based compensation awards of $495 thousand, partially offset by scheduled payments of debt of $32 thousand

Credit Facilities

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of September 30, 2015 are as follows:

On April 21, 2015, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), pursuant to which the parties amended the terms of the Credit Agreement originally entered into on December 18, 2013 with Citibank, N.A., as administrative agent and certain other financial institutions party thereto as lenders. The First Amendment increases the Company’s revolving line of credit from $50.0 million to $120.0 million (the “Credit Facility”), consisting of revolving loans, swingline loans not to exceed an aggregate principal amount of $5.0 million and letters of credit not to exceed a maximum aggregate principal amount of $5.0 million. The First Amendment also includes an accordion feature that will allow the Company to increase the Credit Facility by a total of up to an additional $30.0 million, subject to securing additional commitments from existing lenders or new lending institutions. The First Amendment also modified certain financial covenants, most notably permitted acquisitions and capital expenditures. Permitted acquisitions increased from $100.0 million to $200.0 million individually and in the aggregate for each fiscal year. Total permitted acquisitions over the remaining term of the Credit Agreement were increased to $600.0 million. Capital expenditure covenants were also increased over the term of the Credit Agreement based on certain leverage ratios, as defined. As of September 30, 2015, the Company had $120.0 million available under the Credit Agreement.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type. As of September 30, 2015, the Company was in compliance with all financial covenants.

The Company is the primary beneficiary to a VIE called Realty. The VIE owns land and a building which is being leased to Cody Labs. A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building. The mortgage requires monthly principal and interest payments of $15 thousand. As of September 30, 2015 and June 30, 2015, the effective rate was 4.5%. The mortgage is collateralized by the land and building with a net book value of $1.5 million. As of September 30, 2015, $976 thousand is outstanding under the mortgage loan, of which $137 thousand is classified as currently due.

Committed Financing

On September 2, 2015, Lannett signed a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (“MSSF”) and Royal Bank of Canada (“Royal Bank” and, together with MSSF, the “Initial Lenders”), pursuant to which the Initial Lenders have committed to make loans to Lannett in an aggregate amount of up to $1.285 billion in connection with the acquisition of Kremers (the “Credit Facility”). MSSF and RBC Capital Markets will act as the joint lead arrangers and joint bookrunners for the Credit Facility. The Credit Facility consists of up to $1.285 billion of available borrowings under new senior secured credit facilities, which include a $125 million revolving credit facility and a $1.16 billion term loan facility. The Commitment Letter contemplates that the Credit Facility will be reduced in an amount equal to the proceeds of any debt or equity of the Company issued in accordance with the terms of the Commitment Letter.

The Credit Facility will be guaranteed by various subsidiaries of Lannett and used, among other things, to pay the purchase price for Kremers under the Purchase Agreement and to fund expenses incurred in connection with the acquisition. The Credit Facility is subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants and events of default, in each case, consistent with the applicable terms of the term sheet. Additionally, the lenders’ obligation to provide the Credit Facility is subject to the satisfaction of specified conditions, including the consummation of the acquisition of Kremers in accordance with the terms of the Purchase Agreement, the execution and delivery by the Company of definitive documentation consistent with the Commitment Letter, the accuracy of specified representations, the absence of specified defaults, the delivery of a certificate on behalf of Lannett with respect to the solvency (on a consolidated basis) of

Lannett and its subsidiaries, taken as a whole, immediately after the consummation of the transactions contemplated by the Purchase Agreement, and other customary conditions.

On September 24, 2015, the Commitment Letter was amended and restated in its entirety to, among other things, add Citigroup Global Markets Inc. as an Initial Lender, and, together with MSSF and RBC Capital Markets, as a joint lead arranger and joint bookrunner, and to add Citizens Bank, National Association and PNC Bank, National Association as additional financial institutions providing the commitment thereunder.

Other Liquidity Matters

We are continuously evaluating the potential for product and company acquisitions as a part of our future growth strategy.  In conjunction with a potential acquisition, the Company may utilize current resources or seek additional sources of capital to finance any such acquisition, which could have an impact on future liquidity.

We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our outstanding debt through open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings.

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

One product that the Company manufactures is a cocaine hydrochloride solution.  This product is being manufactured and marketed under the product name C-Topical® Solution.  This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat doctors during surgical procedures.  This product represents the Company’s first foray into the brand market.  Selling brand versus generic products require a dedicated sales force to detail and educate physicians on the product.  The Company strongly believes that C-Topical®, once clinical trials are completed and the FDA has granted approval, will be an important contributor to total revenue, with higher than average profit margins as a result of vertical integration.

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

The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  As of September 30, 2015, we have ten paragraph IV certifications pending with the FDA, of which five were filed by Lannett and four by Silarx.  Three of the paragraph IV certifications are currently being challenged.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our paragraph IV certification with respect to Thalomid®, Celegene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our paragraph IV certification with respect to Dilaudid®, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015.  The Company is in various stages of responding to the patent infringement claims.  Refer to Note 13 “Legal and Regulatory Matters” for additional information.

Another area of focus for the Company is in mergers, acquisitions and other strategic alliances, whether new or continuing.  The Company is party to supply and development agreements with international companies, including Azad Pharma AG, Aenova (formerly Swiss Caps) of Switzerland, Pharma 2B (formerly Pharmaseed), The GC Group of Israel and HEC Pharm Group, Sunshine Lake LLC, Sumitomo Pharma Co, Ltd., Tubilux Pharma as well as domestic companies, including JSP, Silarx, Cerovene, Symplemed, Inc., and Summit Bioscience LLC.  The Company is currently in negotiations on similar agreements with other companies, and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties.  Additionally, the Company recently completed its acquisition of Silarx Pharmaceuticals, Inc.  The Company plans to continue evaluating potential merger and acquisition opportunities that are a strategic fit and accretive to the business.

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

Management has identified the following as “Critical Accounting Policies”:  Revenue Recognition, Inventories, Income Taxes, Valuation of Long-Lived Assets, including Goodwill and Intangible Assets, In-Process Research and Development, and Share-based Compensation.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $70.0 million and $69.4 million at September 30, 2015 and June 30, 2015, respectively.  Rebates payable at September 30, 2015 and June 30, 2015 included $11.5 million and $7.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the three months ended September 30, 2015 and 2014:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2015	$35,801	$20,498	$19,209	$1,528	$77,036
Current period provision	88,612	27,778	3,734	6,358	126,482
Credits issued during the period	(89,451)	(22,735)	(3,526)	(6,360)	(122,072)
Balance at September 30, 2015	$34,962	$25,541	$19,417	$1,526	$81,446

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2014	$30,320	$15,091	$9,341	$1,787	$56,539
Current period provision	77,863	18,551	4,090	8,992	109,496
Credits issued during the period	(75,405)	(16,527)	(1,469)	(9,070)	(102,471)
Balance at September 30, 2014	$32,778	$17,115	$11,962	$1,709	$63,564

For the three months ending September 30, 2015 and 2014, as a percentage of gross sales the provision for chargebacks was 38.0% and 38.4%, the provision for rebates was 11.9% and 9.1%, the provision for returns was 1.6% and 2.0%, and the provision for other adjustments was 2.7% and 4.4%, respectively.

The increase in total reserves from June 30, 2015 to September 30, 2015 was primarily due to an increase in the rebates reserve category, partially offset by a decrease in the chargebacks reserve category.  The increase in the rebates reserve category was mainly due to increased gross sales to wholesalers.  The decrease in the chargebacks reserve category was primarily due to the timing of credits taken, partially offset by increased gross sales to wholesalers.  The activity in the “Other” category for the three months ended September 30, 2015 and 2014 includes, shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Provisions for chargebacks, rebates, returns and other adjustments require varying degrees of subjectivity.  While rebates generally are based on contractual terms and require minimal estimation, chargebacks and returns require management to make more subjective assumptions.  Each major category is discussed in detail below:

Chargebacks

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue.  The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains, and mail-order pharmacies.  The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, and group purchasing organizations, collectively referred to as “indirect customers”.  The Company enters into agreements with its indirect customers to establish pricing for certain products.  The indirect customers then independently select a wholesaler from which to purchase the products.  If the price paid by the indirect customers is lower than the price paid by the wholesaler, the Company will provide a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and the wholesaler purchase price.  The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels.  As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen, and McKesson increase (decrease), the reserve for chargebacks will also generally increase (decrease).  However, the size of the increase (decrease) depends on product mix and the amount of sales made to indirect customers with which the Company has specific chargeback agreements.  The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

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

Other Adjustments

Other adjustments consist primarily of price adjustments, also known as “shelf-stock adjustments” and “price protections,” which are both credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products.  In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction.  Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.  Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices, and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended September 30, 2015 and 2014, the Company recorded provisions for excess and obsolete inventory of $1.2 million and $1.6 million, respectively.

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

Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  The nature and timing of triggering events by their very nature are unpredictable; however management regularly considers the performance of an asset as compared to its expectations, industry events, industry and economic trends, as well as any other relevant information known to management when determining if a triggering event occurred.  If a triggering event is determined to have occurred, the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset, then an impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value can materially impact our results of operations.

Goodwill and indefinite-lived intangible assets, including in-process research and development, are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances (“triggering events”) indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative test.  The quantitative impairment test consists of a Step I analysis that requires a comparison between the reporting unit’s fair value and carrying amount. If the fair value of the reporting unit exceeds its carrying amount, impairment does not exist and no further analysis is required.  A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying amount.  If the carrying amount of a reporting unit exceeds the fair value, Step

II of the quantitative impairment test requires the allocation of the reporting unit fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill or indefinite-lived intangibles.  An impairment charge is recognized only when the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible is less than its carrying amount.  The judgments made in determining the estimated fair value of goodwill and indefinite-lived intangible asset can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  The Company has one reportable segment and one reporting unit, generic pharmaceuticals.  For the three months ended September 30, 2015 and 2014, no impairment charges were recorded.

In-Process Research and Development

Acquired businesses are accounted for using the acquisition method of accounting.  The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values.  Amounts allocated to in-process research and development are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets as described above.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. The judgments made in determining the estimated fair value of in-process research and development, as well as asset lives, can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  For the three months ended September 30, 2015, no impairment charges were recorded.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2015 and 2014 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	September 30, 2015	September 30, 2014
Risk-free interest rate	1.7%	1.7%
Expected volatility	48.3%	52.1%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.2 years	5.5 years

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively.  Early adoption is permitted.  The Company is evaluating the impact, if any, of adopting this new accounting guidance on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of September 30, 2015 and June 30, 2015, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of September 30, 2015, $976 thousand is outstanding under the mortgage loan.

On April 21, 2015, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”), pursuant to which the parties amended the terms of the Credit Agreement originally entered into on December 18, 2013 with Citibank, N.A., as administrative agent and certain other financial institutions party thereto as lenders.  The First Amendment increases the Company’s revolving line of credit from $50.0 million to $120.0 million (the “Credit Facility”), consisting of revolving loans, swingline loans not to exceed an aggregate principal amount of $5.0 million and letters of credit not to exceed a maximum aggregate principal amount of $5.0 million.  The First Amendment also includes an accordion feature that will allow the Company to increase the Credit Facility by a total of up to an additional $30.0 million, subject to securing additional commitments from existing lenders or new lending institutions.  Any loans under the Credit Agreement will bear interest at either a “Eurodollar Rate” or a “Base Rate” plus a specified margin.  The Company is also required to pay a commitment fee on any undrawn commitments under the Credit Agreement ranging from 0.2% - 0.3% per annum according to the average daily balance of borrowings under the agreement.  As of September 30, 2015, the Company had $120.0 million available under the Credit Agreement.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13. “Legal and Regulatory Matters” of the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 includes a detailed description of its risk factors.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: November 5, 2015	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: November 5, 2015	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: November 5, 2015	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document