Form 10-Q
period 2015-12-31
LANNETT CO INC
filed 2016-02-09
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2016
Common stock, par value $0.001 per share	36,640,664

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$178,830	$200,340
Investment securities	13,986	13,467
Accounts receivable, net	235,006	91,103
Inventories	124,009	46,191
Prepaid income taxes	13,689	—
Deferred tax assets	23,032	16,270
Other current assets	18,487	3,175
Total current assets	607,039	370,546
Property, plant and equipment, net	198,397	94,556
Intangible assets, net	689,061	29,090
Goodwill	240,716	141
Deferred tax assets	8,946	12,495
Other assets	8,584	1,938
TOTAL ASSETS	$1,752,743	$508,766

LIABILITIES
Current liabilities:
Accounts payable	$33,506	$19,195
Accrued expenses	14,725	4,928
Accrued payroll and payroll-related expenses	24,011	10,397
Rebates payable	22,553	7,553
Royalties payable	6,482	—
Income taxes payable	—	1,340
Current portion of long-term debt	45,638	135
Total current liabilities	146,915	43,548
Long-term debt, less current portion, net	1,014,877	874
Acquisition-related contingent consideration	35,000	—
Other liabilities	6,290	578
TOTAL LIABILITIES	1,203,082	45,000
Commitments and Contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 36,991,896 and 36,783,381 shares issued; 36,457,466 and 36,264,585 shares outstanding at December 31, 2015 and June 30, 2015, respectively)	37	37
Additional paid-in capital	276,219	236,178
Retained earnings	280,274	233,573
Accumulated other comprehensive loss	(269)	(295)
Treasury stock (534,430 and 518,796 shares at December 31, 2015 and June 30, 2015, respectively)	(6,988)	(6,080)
Total Lannett Company, Inc. stockholders’ equity	549,273	463,413
Noncontrolling Interest	388	353
Total stockholders’ equity	549,661	463,766
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,752,743	$508,766

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended December 31,		Six months ended December 31,

	2015	2014	2015	2014

Net sales	$127,059	$114,822	$233,492	$208,209
Cost of sales	51,800	27,600	80,619	49,400
Amortization of intangibles	3,614	21	3,801	41
Gross profit	71,645	87,201	149,072	158,768
Operating expenses:
Research and development expenses	9,069	7,836	15,597	14,199
Selling, general, and administrative expenses	14,666	10,823	30,202	21,306
Acquisition-related expenses	17,585	1,999	21,527	2,069
Total operating expenses	41,320	20,658	67,326	37,574
Operating income	30,325	66,543	81,746	121,194
Other income (loss):
Investment income (loss)	975	786	(135)	903
Interest expense	(11,772)	(73)	(11,832)	(111)
Other	(30)	—	(30)	20
Total other income (loss)	(10,827)	713	(11,997)	812
Income before income tax	19,498	67,256	69,749	122,006
Income tax expense	5,958	22,435	23,013	42,235
Net income	13,540	44,821	46,736	79,771
Less: Net income attributable to noncontrolling interest	20	10	35	28
Net income attributable to Lannett Company, Inc.	$13,520	$44,811	$46,701	$79,743

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.37	$1.26	$1.28	$2.24
Diluted	$0.36	$1.21	$1.25	$2.15

Weighted average common shares outstanding:
Basic	36,388,542	35,669,904	36,349,597	35,633,917
Diluted	37,388,450	37,074,024	37,401,878	37,025,667

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three months ended December 31,		Six months ended December 31,

	2015	2014	2015	2014

Net income	$13,540	$44,821	$46,736	$79,771
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	42	(266)	26	(266)
Total other comprehensive income (loss), before tax	42	(266)	26	(266)
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	42	(266)	26	(266)
Comprehensive income	13,582	44,555	46,762	79,505
Less: Total comprehensive income attributable to noncontrolling interest	20	10	35	28
Comprehensive income attributable to Lannett Company Inc.	$13,562	$44,545	$46,727	$79,477

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, July 1, 2015	36,783	$37	$236,178	$233,573	$(295)	$(6,080)	$463,413	$353	$463,766

Shares issued in connection with share-based compensation plans	209	—	2,689	—	—	—	2,689	—	2,689
Share-based compensation	—	—	6,398	—	—	—	6,398	—	6,398
Excess tax benefits on share-based compensation awards	—	—	1,034	—	—	—	1,034	—	1,034
Purchase of treasury stock	—	—	—	—	—	(908)	(908)	—	(908)
Issuance of warrant	—	—	29,920	—	—	—	29,920	—	29,920
Other comprehensive loss, net of income tax	—	—	—	—	26	—	26	—	26
Net income	—	—	—	46,701	—	—	46,701	35	46,736

Balance, December 31, 2015	36,992	$37	$276,219	$280,274	$(269)	$(6,988)	$549,273	$388	$549,661

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$46,736	$79,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,119	2,607
Deferred income tax expense	1,743	927
Share-based compensation	6,398	3,219
Excess tax benefits on share-based compensation awards	(1,034)	(978)
Loss (gain) on sale of assets	26	(20)
Loss (gain) on investment securities	334	(695)
Amortization of debt discount and other debt issuance costs	2,662	41
Changes in assets and liabilities which provided (used) cash, net of acquisition:
Trade accounts receivable	5,306	(29,320)
Inventories	5,996	2,202
Income taxes payable	(13,652)	558
Prepaid expenses and other assets	(2,459)	(2,323)
Rebates payable	5,184	5,640
Royalties payable	2,684	—
Accounts payable	(4,937)	(1,937)
Accrued expenses	5,636	280
Accrued payroll and payroll-related expenses	(7,117)	(7,401)
Net cash provided by operating activities	61,625	52,571
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,629)	(16,194)
Proceeds from sale of property, plant and equipment	10	76
Purchases of intangible assets	—	(300)
Acquisition, net of cash acquired	(929,581)	—
Proceeds from sale of investment securities	21,374	48,969
Purchase of investment securities	(22,227)	(21,909)
Net cash provided by (used in) investing activities	(941,053)	10,642
FINANCING ACTIVITIES:
Proceeds from issuance of debt	910,610	—
Repayments of debt	(22,817)	(64)
Proceeds from issuance of stock	2,689	1,159
Payment of debt issuance costs	(32,716)	—
Excess tax benefits on share-based compensation awards	1,034	978
Purchase of treasury stock	(908)	—
Net cash provided by financing activities	857,892	2,073
Effect on cash and cash equivalents of changes in foreign exchange rates	26	(266)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,510)	65,020
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200,340	105,587
CASH AND CASH EQUIVALENTS, END OF PERIOD	$178,830	$170,607
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,569	$111
Income taxes paid	$34,950	$40,750
Issuance of unsecured 12.0% Senior Notes to finance KUPI acquisition	$200,000	$—
Issuance of a warrant to finance KUPI acquisition	$29,920	$—
Acquisition-related contingent consideration	$35,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Note 2.  The Business And Nature of Operations

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “Lannett”) develop, manufacture, package, market, and distribute solid oral and extended release (tablets and capsules), topical, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company.  The Company also manufactures active pharmaceutical ingredients through its Cody Laboratories, Inc. (“Cody Labs”) subsidiary, providing a vertical integration benefit.  Additionally, the Company distributes products under various distribution agreements, most notably the Jerome Stevens Distribution Agreement.

On November 25, 2015, the Company completed the acquisition of Kremers Urban Pharmaceuticals Inc. (“KUPI”), the U.S. specialty generic pharmaceuticals subsidiary of global biopharmaceuticals company UCB S.A.  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline, and complementary research and development expertise.

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania, Cody, Wyoming, Carmel, New York, and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program.  Additionally, significant estimates and assumptions are required when determining the fair value of long-lived assets, including goodwill and intangible assets, income taxes, contingencies, share-based compensation, and contingent consideration.  Because of the inherent subjectivity and complexity involved in these estimates and assumptions, actual results could differ from those estimates.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended December 31, 2015 and 2014 was $2.4 million and $1.3 million, respectively.  Depreciation expense for each of the six months ended December 31, 2015 and 2014 was $4.2 million and $2.6 million, respectively.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is tested for impairment on an annual basis during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company first performs a qualitative assessment to determine if the quantitative impairment test is required. If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test. In accordance with accounting standards, a two-step quantitative method is used for determining goodwill impairment. In the first step, the Company determines the fair value of our reporting unit (generic pharmaceuticals). If the net book value of our reporting unit exceeds its fair value, the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations would then be performed. Any residual fair value is allocated to goodwill. An impairment charge is recognized only if the implied fair value of our reporting unit’s goodwill is less than its carrying amount.

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2015 and 2014:

(In thousands)	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2015	2014	2015	2014
Antibiotic	$2,828	$3,346	$5,556	$6,349
Cardiovascular	13,082	18,333	21,385	37,272
Central Nervous System	6,077	—	6,077	—
Gallstone	18,719	16,719	38,691	28,480
Gastrointestinal	8,617	—	8,693	—
Glaucoma	6,543	5,516	13,365	10,207
Gout	83	2,990	148	5,289
Migraine	5,705	6,938	11,247	12,733
Muscle Relaxant	1,393	2,300	3,054	2,640
Obesity	851	953	1,830	1,868
Pain Management	8,074	7,567	16,207	14,222
Respiratory	1,396	—	1,396	—
Thyroid Deficiency	37,432	44,535	78,534	77,881
Urinary	3,378	—	3,593	—
Other	10,610	5,625	21,445	11,268
Contract manufacturing revenue	2,271	—	2,271	—
Total	$127,059	$114,822	$233,492	$208,209

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2015 and 2014, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014

Product 1	29%	39%	34%	37%
Product 2	15%	15%	17%	14%
Product 3	5%	15%	6%	16%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2015 and 2014, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014

Customer A	27%	31%	14%	31%
Customer B	18%	8%	9%	8%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 59% and 71% of the Company’s inventory purchases during the three months ended December 31, 2015 and 2014, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 62% and 70% of the Company’s inventory purchases during the six months ended December 31, 2015 and 2014, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $169.8 million and $69.4 million at December 31, 2015 and June 30, 2015, respectively.  Rebates payable at December 31, 2015 and June 30, 2015 were $22.6 million and $7.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

Cost of Sales, including amortization of intangibles

Cost of sales includes all costs related to bringing products to their final selling destination, which includes direct and indirect costs, such as direct material, labor, and overhead expenses.  Additionally, cost of sales includes product royalties, depreciation, amortization and costs to renew or extend recognized intangible assets, freight charges and other shipping and handling expenses.  Product royalties included in cost of sales for the three months ended December 31, 2015 and 2014 were $3.1 million and $44 thousand, respectively.  Product royalties included in cost of sales for the six months ended December 31, 2015 and 2014 were $4.3 million and $85 thousand, respectively.

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

Contingent Consideration

Contingent consideration resulting from the KUPI acquisition was recorded at its fair value on the acquisition date.  The Company has agreed to a 50/50 split of the additional tax liabilities UCB will incur associated with the IRS Section 338(H)(10) tax election, up to $35.0 million.  This election is expected to result in additional tax benefits to the Company of approximately $100.0 million.  Decreases in the fair value of the contingent consideration will be recorded as gains in the Consolidated Statements of Operations.  Decreases in the fair value of the contingent consideration obligation can result from lower tax liabilities incurred by UCB associated with the IRS Section 338(H)(10) tax election. These fair value measurements represent Level 3 measurements, as they are based on significant inputs not observable in the market.

Restructuring Costs

The Company records charges associated with approved restructuring plans to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes.  Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. The Company records restructuring charges based on estimated employee terminations, site closure and consolidation plans. The Company accrues for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable.

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

Earnings Per Common Share

Basic earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities primarily consist of stock options, unvested restricted stock, and an outstanding warrant.  Anti-dilutive securities are excluded from the calculation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB extended the effective date of the guidance by one year to December 15, 2017.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense.  It is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented.  The Company has elected to early adopt ASU 2015-03 as of December 31, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes — Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  The guidance may be applied either prospectively or retrospectively.  ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016.  Early adoption is permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

Note 4.  Acquisitions

Kremers Urban Pharmaceuticals Inc.

On November 25, 2015, the Company completed the acquisition of Kremers Urban Pharmaceuticals Inc. (“KUPI”), the U.S. specialty generic pharmaceuticals subsidiary of global biopharmaceuticals company UCB S.A., pursuant to the terms and conditions of a Stock Purchase Agreement.  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline, and complementary research and development expertise.

Pursuant to the terms of the Stock Purchase Agreement, Lannett purchased 100% of the outstanding equity interests of KUPI for total estimated consideration of approximately $1.21 billion, subject to a customary post-closing working capital adjustment.

The following table summarizes the fair value of total consideration transferred to KUPI shareholders at the acquisition date of November 25, 2015:

(In thousands)
Cash purchase price paid to KUPI shareholders	$1,030,000
Estimated working capital adjustment	(46,202)
Certain amounts reimbursable by UCB	(37,340)
Total cash consideration transferred to KUPI shareholders	946,458
Unsecured 12.0% Senior Notes issued to UCB	200,000
Acquisition-related contingent consideration	35,000
Warrant issued to UCB	29,920
Total consideration to KUPI shareholders	$1,211,378

The Company funded the acquisition and transaction expenses with proceeds from the issuance of the $910.0 million senior secured credit facility, $22.8 million borrowings on the Revolving Credit Facility, the issuance of the $250.0 million senior notes (see Note 11 “Long-term Debt”) and cash on hand of $90.1 million.  Lannett also issued a warrant with an estimated fair value of $29.9 million.

As part of the acquisition, the Company and UCB have agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, and under the corresponding provisions of state law, to treat the acquisition as a deemed purchase and sale of assets for income tax purposes.  The Company has agreed to reimburse UCB for 50% of the incremental tax cost of making such election, subject to a reimbursement cap of $35.0 million.  This liability has been recorded as Acquisition-related contingent consideration on the Consolidated Balance Sheet.  This election is expected to result in additional tax benefits to the Company of approximately $100.0 million.

The Company also agreed to potential contingent payments related to Methylphenidate ER provided the FDA reinstates the AB-rating and certain sales thresholds are met.

The Company used the acquisition method of accounting to account for this transaction.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values using assumptions that are subject to change.  The Company has not finalized its valuation of certain assets and liabilities recorded in connection with this transaction.  Thus, the estimated measurements recorded to date are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill.  The final valuation adjustments may also require adjustment to the consolidated statements of operations and cash flows.

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed for the KUPI business as follows:

(In thousands)	Kremers Urban Pharmaceuticals, Inc.
Cash and cash equivalents	$16,877
Accounts receivable, net of revenue-related reserves	149,209
Inventories	83,815
Other current assets	12,873
Property, plant and equipment	97,418
Product rights	409,000
Trade name	2,920
Other intangible assets	20,000
In-process research and development	232,000
Goodwill	240,575
Deferred tax assets	4,956
Other assets	4,859
Total assets acquired	1,274,502
Accounts payable	(19,249)
Accrued expenses	(4,161)
Accrued payroll and payroll-related expenses	(20,731)
Rebates payable	(9,816)
Royalties payable	(3,798)
Other long-term liabilities	(5,369)
Total net assets acquired	$1,211,378

Included in the preliminary purchase price allocation above are indemnification assets totaling approximately $15.0 million, of which $10.1 million relates to compensation-related payments and $4.9 million relates to unrecognized tax benefits.  The inventory balance above includes $19.1 million to reflect fair value step-up adjustments.  KUPI’s intangible assets primarily consist of product rights and in-process research and development.  See Note 10 “Goodwill and Intangible Assets”.

Amounts allocated to acquired in-process research and development represent an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not yet reached technological feasibility and had no alternative future use. The fair value of in-process research and development was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis at the appropriate discount rate for the inherent risk in each project, and will be tested for impairment in accordance with the Company’s policy for testing indefinite-lived intangible assets.

Goodwill of $240.6 million arising from the acquisition consists largely of the value of the employee workforce and the value of products to be developed in the future.  The goodwill was assigned to the Company’s only reporting unit.  Goodwill recognized is expected to be fully deductible for income tax purposes.

The amounts of KUPI Revenue and Net income attributable to Lannett Company, Inc. included in the Company’s Consolidated Statements of Operations from November 25, 2015 to December 31, 2015 are as follows:

For the Three and Six Months Ended December 31,
(In thousands, except per share data)	2015
Revenues	$26,131
Net loss attributable to Lannett Company, Inc.	(6,307)
Loss per common share attributable to Lannett Company, Inc.:
Basic	$(0.17)
Diluted	$(0.17)

During the three and six months ended December 31, 2015, the Company recorded $17.6 million and $21.5 million of acquisition-related expenses, respectively, directly related to the KUPI acquisition.

Unaudited Pro Forma financial results

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of KUPI had occurred on July 1, 2014 for the three and six months ended December 31, 2015 and 2014.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2014, nor are they indicative of any future results.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands, except per share data)	2015	2014	2015	2014
Revenues	$173,189	$224,982	$357,155	$422,471
Net income attributable to Lannett Company, Inc.	28,810	56,636	55,129	60,119
Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.79	$1.59	$1.52	$1.69
Diluted	$0.77	$1.53	$1.47	$1.62

The supplemental pro forma earnings for the three months ended December 31, 2015 were adjusted to exclude $23.3 million of acquisition-related costs, of which $17.6 million was incurred by Lannett and $5.7 million was incurred by KUPI, and $5.8 million of expense related to the amortization of fair value step-up adjustments to acquisition-date inventory.

The supplemental pro forma earnings for the three months ended December 31, 2014 were adjusted to exclude $2.9 million of acquisition-related costs incurred by KUPI.

The supplemental pro forma earnings for the six months ended December 31, 2015 were adjusted to exclude $28.9 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $7.4 million was incurred by KUPI, and $5.8 million of expense related to the amortization of fair value adjustments to acquisition-date inventory.

The supplemental pro forma earnings for the six months ended December 31, 2014 were adjusted to include $32.6 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $11.1 million was incurred by KUPI, as well as $19.1 million of expense related to the amortization of fair value step-up adjustments to acquisition-date inventory.

Silarx

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

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed for the Silarx business as follows:

(In thousands)	Silarx
Cash	$664
Accounts receivable, net of revenue-related reserves	4,396
Inventories	2,705
Other current assets	467
Property, plant and equipment	7,247
Product rights	10,000
In-process research and development	18,000
Goodwill	141
Other assets	9
Total assets acquired	43,629
Accounts payable	(711)
Income taxes payable	(392)
Total net assets acquired	$42,526

Amounts allocated to acquired in-process research and development represent an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not yet reached technological feasibility and had no alternative future use. The fair value of in-process research and development was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis at the appropriate discount rate for the inherent risk in each project, and will be tested for impairment in accordance with the Company’s policy for testing indefinite-lived intangible assets.

Product rights totaling $10.0 million are comprised of currently marketed products that have an estimated useful life of 15 years.  The goodwill of $141 thousand arising from the acquisition consists largely of the value of the employee workforce and the value of products to be developed in the future.  The goodwill was assigned to the Company’s only reporting unit.  Goodwill recognized is expected to be fully deductible for income tax purposes.

Unaudited Pro Forma financial results

The results of Silarx are included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma impacts assuming the acquisition had occurred as of July 1, 2013 were not material to the Company’s revenues, net income, and earnings per share.

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at December 31, 2015 and June 30, 2015:

(In thousands)	December 31, 2015	June 30, 2015
Gross accounts receivable	$405,321	$160,960
Less Chargebacks reserve	(85,958)	(35,801)
Less Rebates reserve	(36,098)	(12,945)
Less Returns reserve	(38,172)	(19,209)
Less Other deductions	(9,565)	(1,528)
Less Allowance for doubtful accounts	(522)	(374)
Accounts receivable, net	$235,006	$91,103

For the three months ended December 31, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $151.0 million, $42.4 million, $7.1 million, and $8.9 million, respectively.  For the three months ended December 31, 2014, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $100.1 million, $21.2 million, $4.2 million, and $6.1 million, respectively.

For the six months ended December 31, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $239.6 million, $70.2 million, $10.8 million, and $15.3 million, respectively.  For the six months ended December 31, 2014, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $178.0 million, $39.8 million, $8.3 million, and $15.1 million, respectively.

Note 6.  Inventories

Inventories at December 31, 2015 and June 30, 2015 consisted of the following:

(In thousands)	December 31, 2015	June 30, 2015
Raw materials	$47,239	$22,385
Work-in-process	11,652	5,246
Finished goods	65,118	18,560
Total	$124,009	$46,191

The reserve for excess and obsolete inventory was $3.9 million and $5.0 million at December 31, 2015 and June 30, 2015, respectively.

Note 7.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2015 and June 30, 2015 consisted of the following:

(In thousands)	Useful Lives	December 31, 2015	June 30, 2015
Land	—	$6,811	$5,891
Building and improvements	10 - 39 years	97,881	51,446
Machinery and equipment	5 - 10 years	90,423	47,681
Furniture and fixtures	5 - 7 years	2,301	1,748
Construction in progress	—	45,041	28,228
Property, plant and equipment, gross		242,457	134,994
Less accumulated depreciation		(44,060)	(40,438)
Property, plant and equipment, net		$198,397	$94,556

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.1 million and $1.2 million at December 31, 2015 and June 30, 2015, respectively.

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

The Company’s assets and liabilities measured at fair value at December 31, 2015 and June 30, 2015, were as follows:

	December 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$13,986	$—	$—	$13,986
Total Assets	$13,986	$—	$—	$13,986

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

	June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$13,467	$—	$—	$13,467
Total Assets	$13,467	$—	$—	$13,467

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $862 thousand during the three months ended December 31, 2015, which included an unrealized gain related to securities still held at December 31, 2015 of $838 thousand.  The Company had a net gain on investment securities of $680 thousand during the three months ended December 31, 2014, which included an unrealized gain related to securities still held at December 31, 2014 of $219 thousand.

The Company had a net loss on investment securities of $334 thousand during the six months ended December 31, 2015, which included an unrealized loss related to securities still held at December 31, 2015 of $405 thousand.  The Company had a net gain on investment securities of $695 thousand during the six months ended December 31, 2014, which included an unrealized loss related to securities still held at December 31, 2014 of $288 thousand.

Note 10.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2015 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2015	$141
Goodwill acquired	240,575
Balance at December 31, 2015	$240,716

Intangible assets, net as of December 31, 2015 and June 30, 2015, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015

Definite-lived:
Cody Labs import license	15	$582	$582	$(290)	$(269)	$292	$313
KUPI product rights	15	409,000	—	(3,291)	—	405,709	—
KUPI trade name	2	2,920	—	(148)	—	2,772	—
KUPI other intangible assets	15	20,000	—	(135)	—	19,865	—
Silarx product rights	15	10,000	10,000	(389)	(56)	9,611	9,944
Other product rights	14	653	653	(290)	(269)	363	384
Total definite-lived		$443,155	$11,235	$(4,543)	$(594)	$438,612	$10,641

Indefinite-lived:
KUPI in-process research and development	—	$232,000	$—	$—	$—	$232,000	$—
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		250,449	18,449	—	—	250,449	18,449
Total intangible assets, net		$693,604	$29,684	$(4,543)	$(594)	$689,061	$29,090

For the three months ended December 31, 2015 and 2014, the Company incurred amortization expense of $3.8 million and $21 thousand, respectively.  For the six months ended December 31, 2015 and 2014, the Company incurred amortization expense of $3.9 million and $41 thousand, respectively.  The Company did not note any triggering events that would indicate that an impairment exists related to intangible assets during each of the three and six months ended December 31, 2015 and 2014.

Future annual amortization expense consisted of the following as of December 31, 2015:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2016	$14,877
2017	30,808
2018	29,930
2019	29,346
2020	29,338
Thereafter	304,313
$438,612

Note 11.  Long-Term Debt

Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and other lenders providing for a secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Tranche A term loans in an aggregate principal amount of $275.0 million, Tranche B term loans in an aggregate principal amount of $635.0 million, and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.

The Term Loan A Facility will mature on November 25, 2020. The Tranche A Term Loans amortize in quarterly installments (a) through December 31, 2017 in amounts equal to 1.25% of the original principal amount of the Secured Credit Facility and (b) from January 1, 2018 through September 30, 2020 in amounts equal to 2.50% of the original principal amount of the Secured Credit Facility, with the balance payable on November 25, 2020.  The Term Loan B Facility will mature on November 25, 2022.  The Tranche B Term Loans amortize in equal quarterly installments in amounts equal to 1.25% of the original principal amount of the Secured Credit Facility with the balance payable on November 25, 2022.  The Revolving Commitments will terminate and outstanding Revolving Loans will mature on November 25, 2020.

The Secured Credit Facility is guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and is collateralized by substantially all present and future assets of Lannett and the Subsidiary Guarantors.

The interest rates applicable to the Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted London inter-bank offered rate and 1.00%, plus a borrowing margin of 4.75% (for Tranche A Term Loans) or 5.375% (for Tranche B Term Loans).  The interest rates applicable to the Revolving Credit Facility will be based on a fluctuating rate of interest of an adjusted London inter-bank offered rate plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility is 0.50%.  After Lannett delivers its financial statements for the fiscal quarter ending March 31, 2016, the interest margins and unused commitment fee on the Revolving Credit Facility will be subject to a leveraged based pricing grid.

The Senior Secured Credit Facility contains a number of covenants that, among other things, limit the ability of Lannett and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions of equity; make investments; create restrictions on the ability of Lannett’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Lannett or make intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with Lannett’s affiliates; and prepay or amend the terms of certain indebtedness.

The Senior Secured Credit Facility contains a springing financial performance covenant that is triggered when the aggregate principal amount of outstanding Revolving Credit Loans and outstanding letters of credit as of the last day of the most recent fiscal quarter is greater than 30% of the aggregate commitments under the Revolving Credit Facility.  The covenant provides that Lannett shall not permit its first lien net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) from and after December 31, 2015, to be greater than 4.25:1.00 (ii) from and after December 31, 2017 to be greater than 3.75:1.00 and (iii) from and after December 31, 2019 to be greater than 3.25:1.00.

The Senior Secured Credit Facility also contains a financial performance covenant for the benefit of the Tranche A Term Loan lenders which provides that Lannett shall not permit its net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) prior to December 31, 2017, to be greater than 4.25:1.00, (ii) as of December 31, 2017 and prior to December 31, 2019 to be greater than 3.75:1.00 and (iii) as of December 31, 2019 and thereafter to be greater than 3.25:1.00.

The Senior Secured Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

12.0% Senior Notes due 2023

On November 25, 2015, Lannett issued $250.0 million aggregate principal amount of its unsecured 12.0% Senior Notes due 2023 under an Indenture.  Interest on the Senior Notes accrues at the rate of 12.0% per annum and is payable semi-annually on June 15 and December 15 of each year. The Notes mature on December 15, 2023.  The Notes are guaranteed by each of Lannett’s current and future domestic subsidiaries that guarantee Lannett’s obligations under the Secured Credit Facility.

The Indenture contains covenants that, among other things, limit the ability of Lannett and Lannett’s restricted subsidiaries to: incur additional indebtedness, guarantee indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make loans and investments; create restrictions on the ability of Lannett’s restricted subsidiaries to pay dividends to Lannett or the Subsidiary Guarantors or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

Upon the occurrence of certain events constituting a change of control triggering event, Lannett is required to make an offer to repurchase all of the Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If Lannett sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

In connection with the Secured Credit Facility and the Senior Notes, the Company incurred initial purchaser’s discount of $72.1 million and debt issuance costs of $32.7 million.  Debt issuance costs are recorded as a reduction of long-term debt in the Consolidated Balance Sheet.

Citibank Line of Credit

On November 25, 2015, in connection with the acquisition of KUPI, the Company terminated the Citibank Line of Credit.

Long-term debt consisted of the following:

	December 31,	June 30,
(In thousands)	2015	2015
First National Bank of Cody mortgage	$942	$1,009
Term Loan A facility due 2020	275,000	—
Unamortized initial purchaser’s discount and other debt issuance costs	(25,143)	—
Term Loan A facility due 2020, net	249,857	—
Term Loan B facility due 2022	635,000	—
Unamortized initial purchaser’s discount and other debt issuance costs	(69,400)	—
Term Loan B facility due 2022, net	565,600	—
Senior Notes due 2023, (includes $200.0 million of notes due to UCB (see Note 20))	250,000	—
Unamortized debt issuance costs	(5,884)	—
Senior Notes due 2023, net	244,116	—
Total long-term debt, net	1,060,515	1,009
Less current portion	(45,638)	(135)
Total long-term debt, less current portion, net	$1,014,877	$874

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of December 31, 2015 and June 30, 2015, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.

Long-term debt amounts due for the twelve month periods ending December 31 were as follows:

Amounts Payable
(In thousands)	to Institutions
2016	$45,638
2017	45,644
2018	59,401
2019	59,408
2020	224,415
Thereafter	726,436
Total	$1,160,942

Weighted-average interest rate for the three and six months ended December 31, 2015 was 9.6%.

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

Although the Company cannot currently predict the length or outcome of paragraph IV litigation, legal expenses associated with these lawsuits could have a significant impact on the financial position, results of operations and cash flows of the Company.

KUPI Litigation

In August 2015, KUPI received a letter from the Texas Office of the Attorney General alleging that they had inaccurately reported certain price information in violation of the Texas Medicaid Fraud Prevention Act. UCB, KUPI’s previous parent company is handling the defense and is evaluating the allegations and cooperating with the Texas Attorney General’s Office.  Per the terms of the Stock Purchase Agreement the Company is fully indemnified for any losses associated with this matter.  In conjunction with information received from UCB’s legal counsel, the Company is currently unable to estimate the timing or the outcome of this matter.

KU Patent Infringement (Paragraph IV Certification)

Nexium®

KUPI was sued on December 5, 2013, by AstraZeneca AB, Aktiebolaget Hassle, AstraZeneca LP, KBI Inc., and KBI-E Inc., alleging infringement of U.S. Patent Nos. 5,714,504, 6,369,085, 7,411,070 and 8,466,175 through submission of an abbreviated new drug application (“ANDA”) to the U.S. Food and Drug Administration for approval to market 20 mg and 40 mg esomeprazole magnesium delayed-release tablets.  Since the parties were note able to reach agreement on a settlement, KUPI answered the Complaint on July 8, 2015.

Although the Company cannot currently predict the length or outcome of paragraph IV litigation, legal expenses associated with these lawsuits could have a significant impact on the financial position, results of operations and cash flows of the Company.

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

Note 13.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business.  These assets are typically renewed annually.  Rental and lease expense was not material for all periods presented.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2016 and the twelve month periods ending June 30 and thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2016	$706
2017	1,403
2018	1,394
2019	1,399
2020	1,376
Thereafter	7,398
Total	$13,676

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2015 and 2014:

(In thousands)	December 31, 2015	December 31, 2014
Foreign Currency Translation
Beginning Balance, July 1	$(295)	$(54)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	26	(266)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	26	(266)
Ending Balance, December 31	(269)	(320)
Total Accumulated Other Comprehensive Loss	$(269)	$(320)

Note 15.  Earnings Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income attributable to Lannett Company, Inc. by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options and a warrant and treats unvested restricted stock as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share was as follows:

	Three Months Ended December 31,
(In thousands, except share and per share data)	2015	2014

Net Income Attributable to Lannett Company, Inc.	$13,520	$44,811

Basic weighted average common shares outstanding	36,388,542	35,669,904
Effect of potentially dilutive stock options, warrants and restricted stock awards	999,908	1,404,120
Diluted weighted average common shares outstanding	37,388,450	37,074,024

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.37	$1.26
Diluted	$0.36	$1.21

	Six Months Ended December 31, 2015
(In thousands, except share and per share data)	2015	2014

Net Income Attributable to Lannett Company, Inc.	$46,701	$79,743

Basic weighted average common shares outstanding	36,349,597	35,633,917
Effect of potentially dilutive stock options, warrants and restricted stock awards	1,052,281	1,391,750
Diluted weighted average common shares outstanding	37,401,878	37,025,667

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.28	$2.24
Diluted	$1.25	$2.15

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2015 and 2014 were 2.6 million and 507 thousand, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2015 and 2014 were 2.6 million and 508 thousand, respectively.

Note 16.  Warrant

In connection with the KUPI acquisition, Lannett issued to UCB Manufacturing a warrant to purchase up to a total of 2.5 million shares of Lannett’s common stock (the “Warrant”).

The Warrant has a term of three years (expiring November 25, 2018) and an exercise price of $48.90 per share, subject to customary adjustments, including for stock splits, dividends, and combinations. The Warrant also has a “weighted average” anti-dilution adjustment provision.  The estimated fair value included as part of the total consideration transferred to UCB at the acquisition date was $29.9 million.  The fair value assigned to the warrant was determined using the Black-Scholes valuation model.  The Company concluded that the warrant was indexed to its own stock and therefore the warrant has been classified as an equity instrument.

Note 17.  Share-based Compensation

At December 31, 2015, the Company had four share-based employee compensation plans (the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP”, the 2011 LTIP and the 2014 LTIP).  Together these plans authorized an aggregate total of 8.1 million shares to be issued.  The plans have a total of 2.4 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of December 31, 2015, there was $12.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2015 and 2014, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	Six Months Ended
	December 31, 2015	December 31, 2014
Risk-free interest rate	1.7%	1.7%
Expected volatility	48.3%	52.1%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.2 years	5.5 years
Weighted average fair value	$26.24	$17.67

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

A stock option roll-forward as of December 31, 2015 and changes during the six months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)
Outstanding at July 1, 2015	1,975	$15.39
Granted	58	$59.20
Exercised	(141)	$16.34	$4,078
Forfeited, expired or repurchased	(37)	$31.93
Outstanding at December 31, 2015	1,855	$16.36	$45,523	6.7

Vested and expected to vest at December 31, 2015	1,817	$16.00	$45,143	6.7
Exercisable at December 31, 2015	1,291	$10.37	$38,566	6.0

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2015 and 2014.

A summary of restricted stock awards as of December 31, 2015 and changes during the six months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value
Non-vested at July 1, 2015	98	$37.83
Granted	131	$58.06
Vested	(57)	$46.87	$3,302
Forfeited	(2)	$46.22
Non-vested at December 31, 2015	170	$50.31

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the six months ended December 31, 2015 and 2014, 11 thousand shares and 6 thousand shares were issued under the ESPP, respectively.  As of December 31, 2015, 449 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2015	2014	2015	2014
Selling, general and administrative expenses	$1,494	$1,251	$5,380	$2,610
Research and development expenses	201	137	389	257
Cost of sales	329	184	629	352
Total	$2,024	$1,572	$6,398	$3,219

Tax benefit at statutory rate	$729	$536	$2,303	$1,075

Note 18.  Employee Benefit Plan

The Company currently has multiple 401k defined contribution plans (the “Plan”) covering substantially all employees.  Contributions to the Plan during the three months ended December 31, 2015 and 2014 were $188 thousand and $143 thousand, respectively.  Contributions to the Plan during the six months ended December 31, 2015 and 2014 were $437 thousand and $356 thousand, respectively.

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

The federal, state and local income tax expense for the three months ended December 31, 2015 and 2014 was $6.0 million and $22.4 million, respectively.  The effective tax rates for the three months ended December 31, 2015 and 2014 were 30.6% and 33.4%, respectively.  The effective tax rate for the three months ended December 31, 2015 was lower compared to the three months ended December 31, 2014 due primarily to credits related to the recently extended research and experimentation law, the effect of changes in the Company’s state tax profile as result of the KUPI acquisition, as well as the impact of changes in local tax laws recorded in the second quarter of Fiscal 2015.  The federal, state and local income tax expense for the six months ended December 31, 2015 and 2014 was $23.0 million and $42.2 million, respectively.  The effective tax rates were 33.0% and 34.6%, respectively.  The effective tax rate for the six months ended December 31, 2015 was lower compared to the six months ended December 31, 2014 due primarily to credits related to the recently extended research and experimentation law, the effect of changes in the Company’s state tax profile as result of the KUPI acquisition, as well as the impact of changes in local tax laws recorded in the second quarter of Fiscal 2015.

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

As of December 31, 2015 and June 30, 2015, the Company reported total unrecognized tax benefits of $5.8 million and $578 thousand, respectively.  The increase was related to the acquisition of KUPI.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2015 in the statement of operations and no cumulative interest and penalties have been recorded in the Company’s statement of financial position as of December 31, 2015 and June 30, 2015.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2011 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of $529 thousand and $717 thousand during the three months ended December 31, 2015 and 2014, respectively, to a generic distributor, Pharmaceutical Company (“Auburn”).  Sales to Auburn for the six months ended December 31, 2015 and 2014 were $866 thousand and $1.1 million, respectively.  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $396 thousand and $727 thousand at December 31, 2015 and June 30, 2015, respectively.

As part of the acquisition of KUPI, the Company issued $200.0 million of unsecured 12.0% Senior Notes and a warrant with a fair value of $29.2 million to UCB.  Accounts payables include amounts due to UCB of $2.0 million at December 31, 2015.  Purchases of authorized generics from UCB totaled $1.3 million for the three months ended December 31, 2015.

In the Company’s opinion, the terms of these transactions were not more favorable to Auburn or UCB than would have been to a non-related party.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 59% and 71% of the Company’s inventory purchases in the three months ended December 31, 2015 and 2014, respectively. Purchases of finished goods inventory from JSP accounted for 62% and 70% of the Company’s inventory purchases in the six months ended December 31, 2015 and 2014, respectively.

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

The Company’s 25 year lease with Forward Cody commenced in April 2015.

Note 23.  Subsequent Events

2016 Restructuring Plan

On February 1, 2016, the Company announced a number of restructuring actions to streamline operations, improve efficiencies and significantly reduce costs.  The initiatives are part of the Company’s efforts to integrate the recently completed acquisition of KUPI.

The Company currently estimates that it will incur aggregate costs to implement the plan of approximately $20.0 million to $22.0 million.  The costs associated with the plan, the majority of which are expected to be incurred between fiscal years 2016 and 2018, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $11.0 million to $13.0 million, (ii) other costs primarily relating to the rationalization, consolidation and relocation of certain portions of our research and product development, manufacturing and distribution centers, as well as other facilities, expected to be approximately $8.0 million and (iii) contract termination costs expected to be approximately $1.0 million.

The plan is expected to result in approximately $40.0 million of cost reductions during the 12 months following the close of the acquisition, including $27.0 million in fiscal 2016, and is currently estimated to generate annualized synergies of approximately $50.0 million by the end of fiscal 2018 and achieve an ultimate run rate of approximately $65.0 million by the end of fiscal 2020.

These amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement About Forward-Looking Statements

This Report on Form 10-Q and certain information incorporated herein by reference contains forward-looking statements which are not historical facts made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not promises or guarantees and investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, acquisition-related challenges, the regulatory environment, interest rate fluctuations, reliance on key strategic alliances, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). These statements are based on management’s current expectations and are naturally subject to uncertainty and changes in circumstances.  We caution you not to place undue reliance upon any such forward-looking statements which speak only as of the date made.  Lannett is under no obligation to, and expressly disclaims any such obligation to, update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  All references to “Fiscal 2016” or “Fiscal Year 2016” shall mean the fiscal year ended June 30, 2016, and all references to “Fiscal 2015” or “Fiscal Year 2015” shall mean the fiscal year ended June 30, 2015.

Company Overview

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”, “Lannett”, “we” or”us”) develop, manufacture, package, market, and distribute solid oral and extended release (tablets and capsules), topical, nasal, and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company.  The Company also manufactures active pharmaceutical ingredients through its Cody Labs subsidiary, providing a vertical integration benefit.  Additionally the Company is pursuing partnerships, research contracts and internal expansion for the development and production of other dosage forms including: ophthalmic, nasal, patch, foam, buccal, sublingual, soft gel, injectable, and oral dosages.

On November 25, 2015, the Company completed the acquisition of Kremers Urban Pharmaceuticals Inc. (“KUPI”), the U.S. specialty generic pharmaceuticals subsidiary of global biopharmaceuticals company UCB S.A.  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline, and complementary research and development expertise.

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania, Cody, Wyoming, Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

2016 Restructuring Plan

On February 1, 2016, the Company announced a number of restructuring actions to streamline operations, improve efficiencies and significantly reduce costs.  The initiatives are part of the Company’s efforts to integrate the recently completed acquisition of KUPI.

The Company currently estimates that it will incur aggregate costs to implement the plan of approximately $20.0 million to $22.0 million.  The costs associated with the plan, the majority of which are expected to be incurred between fiscal years 2016 and 2018, will primarily consist of (i) a reduction in headcount through reorganization and integration, including severance and termination benefits for employees, expected to be approximately $11.0 million to $13.0 million, (ii) other costs primarily relating to the rationalization, consolidation and relocation of certain portions of our research and product development, manufacturing and distribution centers, as well as other facilities, expected to be approximately $8.0 million and (iii) contract termination costs expected to be approximately $1.0 million.

The plan is expected to result in approximately $40.0 million of cost reductions during the 12 months following the close of the acquisition, including $27.0 million in fiscal 2016, and is currently estimated to generate annualized synergies of approximately $50.0 million by the end of fiscal 2018 and achieve an ultimate run rate of approximately $65.0 million by the end of fiscal 2020.

These amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

Financial Summary

For the second quarter of Fiscal Year 2016, net sales increased to $127.1 million, which included $26.1 million of net sales from the recently acquired KUPI.  Excluding the impact of KUPI, net sales decreased 12% as compared to the same prior-year period primarily due to pricing pressures and increased competition, partially offset by increased volumes.  Gross profit decreased to $71.6 million compared to $87.2 million in the prior-year period and gross profit percentage decreased to 56% compared to 76% in the prior-year period.  Excluding the impact of KUPI, gross profit as a percentage of net sales decreased to 72%.  R&D expenses increased 16% to $9.1 million compared to $7.8 million in the second quarter of Fiscal Year 2015 while SG&A expenses increased 36% to $14.7 million from $10.8 million.  Acquisition-related expenses increased to $17.6 million from $2.0 million in the prior-year period.  Operating income for the second quarter of Fiscal Year 2016 was $30.3 million compared to $66.5 million in the second quarter of Fiscal Year 2015.  Net income attributable to Lannett Company, Inc. for the second quarter of Fiscal Year 2016 was $13.5 million, or $0.36 per diluted share compared to $44.8 million or $1.21 per diluted share in the second quarter of Fiscal Year 2015.

For the first six months of Fiscal 2016, net sales increased to $233.5 million, which included $26.1 million of net sales from the recently acquired KUPI.  Excluding the impact of KUPI, net sales were consistent with the same prior-year period as decreases related to pricing pressures and increased competition were offset by increased volumes.  Gross profit decreased $9.7 million to $149.1 million, compared to $158.8 million in the prior-year period.  Gross profit percentage decreased to 64% compared to 76% in the prior-year period.  Excluding the impact of KUPI, gross profit as a percentage of net sales decreased to 72%.  R&D expenses increased 10% to $15.6 million compared to $14.2 million in the first six months of Fiscal 2015 while SG&A expenses increased 42% to $30.2 million from $21.3 million.  Acquisition-related expenses increased to $21.5 million from $2.1 million in the prior-year period.  Operating income for the first six months of Fiscal 2016 was $81.7 million compared to $121.2 million in the prior-year period.  Net income attributable to Lannett Company, Inc. for the first six months of Fiscal 2016 was $46.7 million, or $1.25 per diluted share compared to $79.7 million or $2.15 per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended December 31, 2015 compared with the three months ended December 31, 2014

Net sales increased 11% to $127.1 million for the three months ended December 31, 2015.  The following table identifies the Company’s net product sales by medical indication for the three months ended December 31, 2015 and 2014:

(In thousands)	Three Months Ended December 31,
Medical Indication	2015	2014
Antibiotic	$2,828	$3,346
Cardiovascular	13,082	18,333
Central Nervous System	6,077	—
Gallstone	18,719	16,719
Gastrointestinal	8,617	—
Glaucoma	6,543	5,516
Gout	83	2,990
Migraine	5,705	6,938
Muscle Relaxant	1,393	2,300
Obesity	851	953
Pain Management	8,074	7,567
Respiratory	1,396	—
Thyroid Deficiency	37,432	44,535
Urinary	3,378	—
Other	10,610	5,625
Contract manufacturing revenue	2,271	—
Total	$127,059	$114,822

Revenues from the KUPI acquisition of $26.1 million and increased volumes of $4.8 million contributed to the overall increase in net sales, partially offset by product price decreases of $18.7 million.  During the period the Company experienced pricing pressure and increased competition on several products.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in some instances beginning to reverse.  The level of competition in the marketplace is constantly changing and the Company cannot guarantee that favorable or unfavorable pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	3%	(18)%	—%
Cardiovascular	(29)%	(28)%	29%
Central Nervous System	—%	—%	100%
Gallstone	26%	(14)%	—%
Gastrointestinal	—%	—%	100%
Glaucoma	22%	(3)%	—%
Gout	(97)%	—%	—%
Migraine	(2)%	(16)%	—%
Muscle Relaxant	(27)%	(12)%	—%
Obesity	(13)%	2%	—%
Pain Management	2%	4%	—%
Respiratory	—%	—%	100%
Thyroid Deficiency	4%	(20)%	—%
Urinary	—%	—%	100%

Cardiovascular.  Net sales of drugs used for cardiovascular treatment decreased by $5.3 million.  The decrease was primarily the result of decreased volumes due to several new entrants in the market for products used to treat congestive heart failure, as well as pricing pressures.  The decreases were partially offset by net sales from products acquired in the KUPI acquisition.

Central Nervous System.  Net sales of central nervous system products increased by $6.1 million.  The increase in net sales was attributable to net sales from the KUPI acquisition, primarily related to Methylphenidate Hydrochloride Extended Release tablets.

Methylphendidate Hydrochloride Extended Release Tablets

During a teleconference in November 2014, the U.S. Food and Drug Administration (“FDA”) informed KUPI that it had concerns about whether generic versions of Concerta (methylphenidate hydrochloride extended release tablets), including KUPI’s Methylphenidate ER product, are therapeutically equivalent to Concerta.  The FDA indicated that its concerns were based in part on adverse event reports concerning lack of effect and its analyses of pharmacokinetic data.  The FDA informed KUPI that it was changing the therapeutic equivalence rating of its product from “AB” (therapeutically equivalent) to “BX.”  A BX-rated drug is a product for which the data are insufficient to determine therapeutic equivalence; it is still approved and can be prescribed, but the FDA does not recommend it as automatically substitutable for the brand name drug at the pharmacy.  The FDA has indicated that there are no safety issues with KUPI’s product.

During the November 2014 teleconference, the FDA also asked KUPI to either voluntarily withdraw its product or to conduct new bioequivalence (BE) testing in accordance with the recommendations for demonstrating bioequivalence to Concerta proposed in a new draft BE guidance that the FDA issued earlier in November.  The FDA had approved the KUPI product (and originally granted it an AB rating) in 2013, on the basis of KUPI data showing its product met BE criteria set forth in draft BE guidance that the FDA had issued in 2012.  The FDA’s position concerning the KUPI product was the subject of a public announcement by the agency. The Company agreed to conduct new BE studies per the new draft BE guidance.  KUPI submitted the data from those studies to the FDA in June 2015 and is in ongoing discussions about the product.

There can be no assurances when or if the Company will receive the “AB” rating, however, if the Company were to have the “AB” rating, net sales of the product could increase subject to market factors existing at that time.  The Company also agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.

Gallstone.  Net sales of drugs used for gallstones increased by $2.0 million.  The increase in net sales was primarily attributable to increased volumes, partially offset by a decrease in the average selling price of key products.

Gastrointestinal.  Net sales of gastrointestinal products increased by $8.6 million.  The increase in net sales was primarily attributable to net sales from the KUPI acquisition.

Gout.  Net sales of drugs used to treat gout decreased by $2.9 million.  The decrease in net sales was attributable to decreased volumes resulting from the loss of a customer contract.

Migraine.  Net sales of drugs used to treat migraines decreased by $1.2 million.  The decrease in net sales was primarily attributable to price decreases on key products and, to a lesser extent, decreased volumes.

Pain Management.  Net sales of pain management products increased $507 thousand.  The increase in net sales was mainly attributable to price increases on the Company’s C-Topical® Solution product.  The Company is continuing to move forward with its Phase III trial and anticipates filing an NDA application in calendar year 2016.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency decreased by $7.1 million, primarily as a result of a price concession to secure a long-term customer commitment, partially offset by increased volumes.

Urinary.  Net sales of urinary products increased by $3.4 million.  The increase in net sales was primarily attributable to net sales from the KUPI acquisition.

Contract manufacturing revenue.  Contract manufacturing revenue for the second quarter of Fiscal 2016 totaled $2.3 million, which was attributable to the acquisition of KUPI.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended December 31:

(In thousands) Customer Distribution Channel	December 31, 2015	December 31, 2014
Wholesaler/Distributor	$92,704	$81,611
Retail Chain	21,604	18,631
Mail-Order Pharmacy	10,480	14,580
Contract manufacturing revenue	2,271	—
Total	$127,059	$114,822

Net sales to wholesaler/distributor and retail chain increased primarily as a result of additional net sales related to the KUPI acquisition.  Excluding the impact of KUPI, net sales to wholesaler/distributor and retail chain decreased as a result of decreases in a variety of products for thyroid deficiency and cardiovascular, as discussed above.  Mail-order pharmacy net sales decreased primarily as a result of lower cardiovascular drug sales as well as drugs used for the treatment of gallstones to a specific mail-order pharmacy customer.

Cost of Sales, including amortization of intangibles.  Cost of sales for the second quarter of Fiscal 2016 increased $27.8 million to $55.4 million.  The increase primarily reflected additional costs from the acquisition of KUPI, as well as the effects of purchase accounting related to the amortization of inventory step-up totaling $5.8 million.  Product royalties included in cost of sales totaled $3.1 million for the second quarter of Fiscal 2016 and $44 thousand for the second quarter of Fiscal 2015.  Amortization of intangible assets included in cost of sales totaled $3.6 million for the second quarter of Fiscal 2016 and $20 thousand for the second quarter of Fiscal 2015.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of Silarx and KUPI.

Gross Profit.  Gross profit for the second quarter of Fiscal 2016 decreased 18% to $71.6 million or 56% of net sales.  In comparison, gross profit for the second quarter of Fiscal 2015 was $87.2 million or 76% of net sales.  Excluding the impact of KUPI, gross profit as a percentage of net sales decreased to 72%.  The decrease in gross profit percentage was attributable to the dilutive impact of gross profit margins of KUPI products as well as additional amortization of intangibles and amortization of inventory step-up related to the acquisition of KUPI.  Product mix and pricing pressures also contributed to lower gross profit as a percentage of net sales during the second quarter of Fiscal 2016.

The Company is continuously seeking to keep product costs low, however there can be no guarantee that gross profit percentages will stay consistent in future periods. Pricing pressure from competitors, changes in product mix and the costs of producing or purchasing new drugs may also fluctuate in future periods.

Research and Development Expenses.  Research and development expenses for the second quarter increased 16% to $9.1 million in Fiscal 2016 from $7.8 million in Fiscal 2015.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional research and development expenses.  The increase was partially offset by lower contract laboratory and bio-equivalency studies expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 36% to $14.7 million in the second quarter of Fiscal 2016 compared with $10.8 million in Fiscal 2015.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional selling, general and administrative expenses.

The Company is focused on controlling operating expenses and has implemented its 2016 restructuring plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition-related Expenses.  Acquisition-related expenses increased $15.6 million compared to the prior-year period. The increase was due to expenses associated with the acquisition of KUPI, including investment banker, lawyer and accountants fees.

Other Income (Loss).  Interest expense in the second quarter of Fiscal 2016 totaled $11.8 million compared to $73 thousand in Fiscal 2015.  The increase was due to interest on debt obligations used to finance the acquisition of KUPI, as well as amortization of debt discount and other debt issuance costs.  The weighted average interest rate for the second quarter of Fiscal 2016 was 9.6%.  Investment income totaling $975 thousand in the second quarter of Fiscal 2016 was higher compared with $786 thousand in the second quarter of Fiscal 2015.

Income Tax.  The Company recorded income tax expense in the second quarter of Fiscal 2016 of $6.0 million compared to $22.4 million in the second quarter of Fiscal 2015.  The effective tax rate for the three months ended December 31, 2015 was 30.6%, compared to 33.4% for the three months ended December 31, 2014.  The effective tax rate for the three months ended December 31, 2015 was lower compared to the three months ended December 31, 2014 due primarily to credits related to the recently extended research and experimentation law, the effect of changes in the Company’s state tax profile as result of the KUPI acquisition, as well as the impact of changes in local tax laws recorded in the second quarter of Fiscal 2015.

Net Income.  For the three months ended December 31, 2015, the Company reported net income attributable to Lannett Company, Inc. of $13.5 million, or $0.36 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $44.8 million, or $1.21 per diluted share.

Results of Operations - Six months ended December 31, 2015 compared with the six months ended December 31, 2014

Net sales increased 12% to $233.5 million for the six months ended December 31, 2015.  The following table identifies the Company’s net product sales by medical indication for the six months ended December 31, 2015 and 2014:

(In thousands)	Six Months Ended December 31,
Medical Indication	2015	2014
Antibiotic	$5,556	$6,349
Cardiovascular	21,385	37,272
Central Nervous System	6,077	—
Gallstone	38,691	28,480
Gastrointestinal	8,693	—
Glaucoma	13,365	10,207
Gout	148	5,289
Migraine	11,247	12,733
Muscle Relaxant	3,054	2,640
Obesity	1,830	1,868
Pain Management	16,207	14,222
Respiratory	1,396	—
Thyroid Deficiency	78,534	77,881
Urinary	3,593	—
Other	21,445	11,268
Contract manufacturing revenue	2,271	—
Total	$233,492	$208,209

Revenues from the KUPI acquisition of $26.1 million and increased volumes of $25.0 million contributed to the overall increase in net sales, partially offset by product price decreases of $25.8 million.  During the period the Company experienced pricing pressure and increased competition on several products.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in some instances beginning to reverse.  The level of competition in the marketplace is constantly changing and the Company cannot guarantee that favorable or unfavorable pricing trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	(3)%	(9)%	—%
Cardiovascular	(32)%	(25)%	14%
Central Nervous System	—%	—%	100%
Gallstone	39%	(3)%	—%
Gastrointestinal	—%	—%	100%
Glaucoma	25%	6%	—%
Gout	(97)%	—%	—%
Migraine	1%	(12)%	—%
Muscle Relaxant	28%	(13)%	—%
Obesity	(6)%	4%	—%
Pain Management	—%	14%	—%
Respiratory	—%	—%	100%
Thyroid Deficiency	22%	(21)%	—%
Urinary	—%	—%	100%

Cardiovascular.  Net sales of drugs used for cardiovascular treatment decreased by $15.9 million, primarily as a result of decreased volumes due to several new entrants in the market for products used to treat congestive heart failure, as well as pricing pressures.  The decreases were partially offset by net sales from products acquired in the KUPI acquisition.

Central Nervous System.  Net sales of central nervous system products increased by $6.1 million.  The increase in net sales was attributable to net sales from the KUPI acquisition, primarily related to Methylphenidate Hydrochloride Extended Release tablets.

Gallstone.  Net sales of drugs used for gallstones increased by $10.2 million.  The increase in net sales was primarily attributable to increased volumes.

Gastrointestinal.  Net sales of gastrointestinal products increased by $8.7 million.  The increase in net sales was primarily attributable to net sales from the KUPI acquisition.

Glaucoma.  Net sales of drugs used for the treatment of glaucoma increased by $3.2 million.  The increase in net sales was attributable to both increased volumes and an increase in the average selling price of a key product.

Gout.  Net sales of drugs used to treat gout decreased by $5.1 million.  The decrease in net sales was attributable to decreased volumes resulting from the loss of a customer contract.

Pain Management.  Net sales of pain management products increased $2.0 million.  The increase in net sales was mainly attributable to a price increase on the Company’s C-Topical® Solution product.  The Company is continuing to move forward with its Phase III trial and anticipates filing an NDA application in calendar year 2016.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $653 thousand, as a result of increased volumes offset by a price concession to secure a long-term customer commitment.

Urinary.  Net sales of urinary products increased by $3.6 million.  The increase in net sales was primarily attributable to net sales from the KUPI acquisition.

Contract manufacturing revenue.  Contract manufacturing sales for the first six months of Fiscal 2016 totaled $2.3 million, which was entirely attributable to the acquisition of KUPI.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the six months ended December 31, 2015 and 2014:

(In thousands) Customer Distribution Channel	December 31, 2015	December 31, 2014
Wholesaler/Distributor	$173,168	$148,944
Retail Chain	39,138	33,016
Mail-Order Pharmacy	18,915	26,249
Contract manufacturing revenue	2,271	—
Total	$233,492	$208,209

Net sales to wholesaler/distributor and retail chain increased primarily as a result of additional net sales related to the KUPI acquisition.  Excluding the impact of KUPI, net sales to wholesaler/distributor and retail chain increased as a result of higher sales in a variety of products for thyroid deficiency and gallstones, as discussed above.  Mail-order pharmacy net sales decreased primarily as a result of lower cardiovascular drug sales as well as drugs used for the treatment of gallstones to a specific mail-order pharmacy customer.

Cost of Sales, including amortization of intangibles.  Cost of sales for the first six months of Fiscal 2016 increased $35.0 million to $84.4 million. The increase primarily reflected additional costs from the acquisition of KUPI, as well as the effects of purchase accounting related to the amortization of inventory step-up totaling $5.8 million.  Product royalties included in cost of sales totaled $4.3 million for the first six months of Fiscal 2016 and $85 thousand for the first six months of Fiscal 2015.  Amortization of intangible assets included in cost of sales totaled $3.8 million for the first six months of Fiscal 2016 and $41 thousand for the first six months of Fiscal 2015.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI and Silarx.

Gross Profit.  Gross profit for the first six months of Fiscal 2016 decreased 6% to $149.1 million or 64% of net sales.  In comparison, gross profit for the first six months of Fiscal 2015 was $158.8 million or 76% of net sales.  Excluding the impact of KUPI, gross profit as a percentage of net sales decreased to 72%.  The decrease in gross profit percentages for the first six months of Fiscal 2016 and 2015 was attributable to the dilutive impact of gross profit margins of KUPI products as well as additional amortization of intangibles and amortization of inventory step-up related to the acquisition of KUPI.  Product mix and pricing pressures also contributed to lower gross profit as a percentage of net sales during the second quarter of Fiscal 2016.

The Company is continuously seeking to keep product costs low, however there can be no guarantee that gross profit percentages will stay consistent in future periods. Pricing pressure from competitors, changes in product mix and the costs of producing or purchasing new drugs may also fluctuate in future periods.

Research and Development Expenses.  Research and development expenses for the first six months increased 10% to $15.6 million in Fiscal 2016 from $14.2 million in Fiscal 2015.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional research and development expenses.  The increase was partially offset by lower contract laboratory and bio-equivalency studies expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 42% to $30.2 million in the first six months of Fiscal 2016 compared with $21.3 million in Fiscal 2015.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional selling, general and administrative expenses.  Additional compensation-related costs, including separation payments associated with the retirement of an executive officer, also contributed to the increase.

The Company is focused on controlling operating expenses and has implemented its 2016 restructuring plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition-related Expenses.  Acquisition-related expenses increased $19.5 million compared to the prior-year period. The increase was due to costs associated with the acquisition of KUPI Pharmaceuticals Inc., including investment banker, lawyer and accountants.

Other Income (Loss).  Interest expense in the first six months of Fiscal 2016 totaled $11.8 million compared to $111 thousand in Fiscal 2015.  The increase was due to interest on debt obligations used to finance the acquisition of KUPI, as well as amortization of debt discount and other debt issuance costs.  The weighted average interest rate for the first six months of Fiscal 2016 was 9.6%.  Investment losses in the first six months of Fiscal 2016 totaled $135 thousand compared to investment income of $903 thousand in Fiscal 2015.

Income Tax.  The Company recorded income tax expense in the first six months of Fiscal 2016 of $23.0 million compared to $42.2 million in the first six months of Fiscal 2015.  The effective tax rate for the six months ended December 31, 2015 was 33.0% compared to 34.6% for the six months ended December 31, 2014.  The effective tax rate for the six months ended December 31, 2015 was lower compared to the six months ended December 31, 2014 due primarily to credits related to the recently extended research and experimentation law, the effect of changes in the Company’s state tax profile as result of the KUPI acquisition, as well as the impact of changes in local tax laws recorded in the second quarter of Fiscal 2015.

Net Income.  For the six months ended December 31, 2015, the Company reported net income attributable to Lannett Company, Inc. of $46.7 million, or $1.25 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $79.7 million, or $2.15 per diluted share.

Liquidity and Capital Resources

Cash Flow

Through November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2015, working capital was $460.1 million as compared to $327.0 million at June 30, 2015, an increase of $133.1 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $61.6 million for the six months ended December 31, 2015 reflected net income of $46.7 million, adjustments for non-cash items of $18.3 million, as well as cash used by changes in operating assets and liabilities of $3.4 million.  In comparison, net cash from operating activities of $52.6 million for the six months ended December 31, 2014 reflected net income of $79.8 million, adjustments for non-cash items of $5.1 million, as well as cash used by changes in operating assets and liabilities of $32.3 million.

Significant changes in operating assets and liabilities from June 30, 2015 to December 31, 2015 were comprised of:

•                  A decrease in accounts receivable of $5.3 million mainly due to the timing of collections during the quarter ended December 31, 2015 compared to the quarter ended June 30, 2015. The Company’s days sales outstanding (“DSO”) at December 31, 2015, based on gross sales for the three months ended December 31, 2015 and gross accounts receivable at December 31, 2015, was 72 days.  The level of DSO at December 31, 2014 was comparable to the Company’s expectation that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  An increase in rebates payable of $5.2 million due to an increase in rebate eligible sales to wholesalers as well an increase in Medicaid rebates.

•                  A decrease in accounts payable totaling $4.9 million due to the timing of payments.

•                  An increase in prepaid income taxes totaling $13.7 million.  The amount was mainly due to estimated tax payments, partially offset by current tax liabilities associated with pre-tax income for the six months ended December 31, 2015.

•                  A decrease in accrued payroll and payroll related costs of $7.1 million primarily related to payments made in August 2015 in connection with incentive compensation accrued in Fiscal Year 2015.

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

Net cash used in investing activities of $941.0 million for the six months ended December 31, 2015 is mainly the result of the acquisition of KUPI totaling $929.6 million (net of cash acquired), purchases of investment securities of $22.2 million and purchases of property, plant and equipment of $10.6 million, partially offset by proceeds from the sale of investment securities of $21.4 million.  Net cash provided by investing activities of $10.6 million for the six months ended December 31, 2014 is mainly the result of proceeds from the sale of investment securities of $49.0 million, partially offset by purchases of investment securities of $21.9 million and purchases of property, plant and equipment of $16.2 million.

In addition to cash, the Company also issued $200.0 million of unsecured 12.0% Senior Notes and a warrant with a fair value of $29.9 million as consideration to acquire KUPI.  The Company also has agreed to a 50/50 split of the additional tax liabilities UCB will incur associated with the IRS Section 338(H)(10) tax election, up to $35.0 million.  This amount is recorded on the Consolidated Balance Sheet as Acquisition-related contingent consideration.

Net cash provided by financing activities of $857.9 million for the six months ended December 31, 2015 was primarily due to proceeds from the issuance of debt totaling $910.6 million, proceeds from issuance of stock pursuant to stock compensation plans of $2.7 million and excess tax benefits on stock option exercises of $1.0 million, partially offset by payments of debt issuance costs totaling $32.7 million, debt repayments of $22.8 million and purchases of treasury stock totaling $908 thousand.  Net cash provided by financing activities of $2.1 million for the six months ended December 31, 2014 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $1.2 million and excess tax benefits on stock option exercises of $978 thousand, partially offset by debt repayments of $64 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of December 31, 2015 are as follows:

Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and other lenders providing for a secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Tranche A term loans in an aggregate principal amount of $275.0 million, Tranche B term loans in an aggregate principal amount of $635.0 million, and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.

The Term Loan A Facility will mature on November 25, 2020. The Tranche A Term Loans amortize in quarterly installments (a) through December 31, 2017 in amounts equal to 1.25% of the original principal amount of the Secured Credit Facility and (b) from January 1, 2018 through September 30, 2020 in amounts equal to 2.50% of the original principal amount of the Secured Credit Facility, with the balance payable on November 25, 2020.  The Term Loan B Facility will mature on November 25, 2022.  The Tranche B Term Loans amortize in equal quarterly installments in amounts equal to 1.25% of the original principal amount of the Secured Credit Facility with the balance payable on November 25, 2022.  Any outstanding Revolving Loans will mature on November 25, 2020.

The Secured Credit Facility is guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and is collateralized by substantially all present and future assets of Lannett and the Subsidiary Guarantors.

The interest rates applicable to the Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted London inter-bank offered rate and 1.00%, plus a borrowing margin of 4.75% (for Tranche A Term Loans) or 5.375% (for Tranche B Term Loans).  The interest rates applicable to the Revolving Credit Facility will be based on a fluctuating rate of interest of an adjusted London inter-bank offered rate plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility is 0.50%.  After Lannett’s first full fiscal quarter following the closing, the interest margins and unused commitment fee on the Revolving Credit Facility will be subject to a leveraged based pricing grid.

The Senior Secured Credit Facility contains a number of covenants that, among other things, limit the ability of Lannett and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions of equity; make investments; create restrictions on the ability of Lannett’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Lannett or make intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with Lannett’s affiliates; and prepay or amend the terms of certain indebtedness.

The Senior Secured Credit Facility contains a springing financial performance covenant that is triggered when the aggregate principal amount of outstanding Revolving Credit Facility and outstanding letters of credit as of the last day of the most recent fiscal quarter is greater than 30% of the aggregate commitments under the Revolving Credit Facility.  The covenant provides that Lannett shall not permit its first lien net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) from and after December 31, 2015, to be greater than 4.25:1.00 (ii) from and after December 31, 2017 to be greater than 3.75:1.00 and (iii) from and after December 31, 2019 to be greater than 3.25:1.00.

The Senior Secured Credit Facility also contains a financial performance covenant for the benefit of the Tranche A Term Loan lenders which provides that Lannett shall not permit its net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) prior to December 31, 2017, to be greater than 4.25:1.00, (ii) as of December 31, 2017 and prior to December 31, 2019 to be greater than 3.75:1.00 and (iii) as of December 31, 2019 and thereafter to be greater than 3.25:1.00.

The Senior Secured Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

12.0% Senior Notes due 2023

On November 25, 2015, Lannett issued $250.0 million aggregate principal amount of its unsecured 12.0% Senior Notes due 2023 under an Indenture.  Interest on the Senior Notes accrues at the rate of 12.0% per annum and is payable semi-annually on June 15 and December 15 of each year. The Notes mature on December 15, 2023.  The Notes are guaranteed by each of Lannett’s current and future domestic subsidiaries that guarantee Lannett’s obligations under the Secured Credit Facility.

The Indenture contains covenants that, among other things, limit the ability of Lannett and Lannett’s restricted subsidiaries to: incur additional indebtedness, guarantee indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make loans and investments; create restrictions on the ability of Lannett’s restricted subsidiaries to pay dividends to Lannett or the Subsidiary Guarantors or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

Upon the occurrence of certain events constituting a change of control triggering event, Lannett is required to make an offer to repurchase all of the Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If Lannett sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Citibank Line of Credit

On November 25, 2015, in connection with the acquisition of KUPI, the Company terminated the Citibank Line of Credit.

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of December 31, 2015 and June 30, 2015, the effective rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of December 31, 2015, $942 thousand is outstanding under the mortgage loan, of which $138 thousand is classified as currently due.

Other Liquidity Matters

Material Suppliers

During the renewal term of the JSP distribution agreement, the Company is required to use commercially reasonable efforts to purchase, in the aggregate, $31 million of products from JSP each year.  There is no guarantee that the Company will be able to meet the minimum purchase requirement for Fiscal 2016 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Future Acquisitions

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

Prospects for the Future

Lannett continues to experience substantial improvement year over year in many important financial metrics.  Each year, with staff additions, our knowledge, skills and talent increase.  The Company is strengthening and building momentum to grow within the generic pharmaceutical industry by embarking on several strategic initiatives, including the recently completed acquisition of Kremers Urban Pharmaceuticals, Inc.

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

Because of this vertical integration, the Company has direct control of those APIs that Cody manufactures and can avoid increased costs or supply chain interruptions associated with buying APIs from third-party manufacturers, thereby achieving higher margins. The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture of non-opioid-based controlled drugs.

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

One product that the Company manufactures is a cocaine hydrochloride solution. This product is being manufactured and marketed under the product name C-Topical® Solution. This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat physicians during surgical procedures. This product represents the Company’s first foray into the brand market. Selling brand versus generic products require a dedicated sales force to detail and educate physicians on the product. The Company strongly believes that C-Topical®, once clinical trials are completed and the FDA has granted approval, will be an important contributor to total revenue, with higher than average profit margins as a result of vertical integration.

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

The Company filed its first ANDA with a P-IV certification in Fiscal 2013. As of December 31, 2015, we have 14 paragraph IV certifications pending with the FDA, of which five were filed by Lannett, four by Silarx, and five by KUPI. Three of the paragraph IV certifications are currently being challenged. In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014. In response to our paragraph IV certification with respect to Thalomid®, Celegene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015. In response to our paragraph IV certification with respect to Dilaudid®, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015. The Company is in various stages of responding to the patent infringement claims. Refer to Note 12 “Legal and Regulatory Matters” for additional information.

The Company is also focused on mergers, acquisitions and other strategic alliances, whether new or continuing. The Company is party to supply and development agreements with international companies, including Azad Pharma AG, Aenova (formerly Swiss Caps) of Switzerland, and HEC Pharm Group, Sunshine Lake LLC, Sumitomo Pharma Co, Ltd., Tubilux Pharma as well as domestic companies, including JSP, Silarx, Cerovene, Symplemed, Inc., and Summit Bioscience LLC. The Company is currently in negotiations on similar agreements with other companies, and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties. Additionally, the Company recently completed its acquisition of Silarx Pharmaceuticals, Inc. and Kremers Urban Pharmaceuticals, Inc.  The Company plans to continue evaluating potential merger and acquisition opportunities that are a strategic fit and accretive to the business.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC requires the use of estimates and assumptions. A listing of the Company’s significant accounting policies are detailed in Note 3 “Summary of Significant Accounting Policies.” A subsection of these accounting policies have been identified by management as “Critical Accounting Policies”. Critical accounting policies are those which require management to make estimates using assumptions that were uncertain at the time the estimate was made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $169.8 million and $69.4 million at December 31, 2015 and June 30, 2015, respectively.  Rebates payable at December 31, 2015 and June 30, 2015 were $22.6 million and $7.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the six months ended December 31, 2015 and 2014:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2015	$35,801	$20,498	$19,209	$1,528	$77,036
Additions related to an acquisition	44,366	34,474	15,691	7,386	101,917
Current period provision	239,637	70,179	10,844	15,257	335,917
Credits issued during the period	(233,846)	(66,500)	(7,572)	(14,606)	(322,524)
Balance at December 31, 2015	$85,958	$58,651	$38,172	$9,565	$192,346

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2014	$30,320	$15,091	$9,341	$1,787	$56,539
Current period provision	178,009	39,754	8,301	15,079	241,143
Credits issued during the period	(161,205)	(34,318)	(3,350)	(14,431)	(213,304)
Balance at December 31, 2014	$47,124	$20,527	$14,292	$2,435	$84,378

For the three months ending December 31, 2015 and 2014, as a percentage of gross sales the provision for chargebacks was 45.2% and 40.6%, the provision for rebates was 12.7% and 8.6%, the provision for returns was 2.1% and 1.7%, and the provision for other adjustments was 2.7% and 2.5%, respectively.

For the six months ending December 31, 2015 and 2014, as a percentage of gross sales the provision for chargebacks was 42.3% and 39.6%, the provision for rebates was 12.4% and 8.8%, the provision for returns was 1.9% and 1.8%, and the provision for other adjustments was 2.7% and 3.4%, respectively.

The increase in total reserves from June 30, 2015 to December 31, 2015 was due to increases in all reserve categories primarily as a result of additional reserves acquired in connection the acquisition of KUPI. Excluding KUPI, the increase in the chargebacks reserve resulted from changes to product pricing as well as the timing of credits taken.  The increase in the rebates reserve, excluding the impact of KUPI, was primarily due to higher Medicare and Medicaid rebates. The activity in the “Other” category for the six months ended December 31, 2015 and 2014 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended December 31, 2015 and 2014, the Company recorded provisions for excess and obsolete inventory of $1.6 million and $1.3 million, respectively.  During the six months ended December 31, 2015 and 2014, the Company recorded provisions for excess and obsolete inventory of $2.8 million and $2.9 million, respectively.

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

Goodwill and indefinite-lived intangible assets, including in-process research and development, are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances (“triggering events”) indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative test.  The quantitative impairment test consists of a Step I analysis that requires a comparison between the reporting unit’s fair value and carrying amount. If the fair value of the reporting unit exceeds its carrying amount, impairment does not exist and no further analysis is required.  A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying amount.  If the carrying amount of a reporting unit exceeds the fair value, Step II of the quantitative impairment test requires the allocation of the reporting unit fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill or indefinite-lived intangibles.  An impairment charge is recognized only when the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible is less than its carrying amount.  The judgments made in determining the estimated fair value of goodwill and indefinite-lived intangible asset can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  The Company has one reportable segment and one reporting unit, generic pharmaceuticals.  For the three and six months ended December 31, 2015 and 2014, no impairment charges were recorded.

In-Process Research and Development

Acquired businesses are accounted for using the acquisition method of accounting.  The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values.  Amounts allocated to in-process research and development are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the

Company’s impairment testing policy for indefinite-lived intangible assets as described above.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. The judgments made in determining the estimated fair value of in-process research and development, as well as asset lives, can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  For the three and six months ended December 31, 2015, there were no triggering events that would indicate that impairment exists.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2015 and 2014 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Six Months Ended
	December 31, 2015	December 31, 2014
Risk-free interest rate	1.7%	1.7%
Expected volatility	48.3%	52.1%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.2 years	5.5 years
Weighted average fair value	$26.24	$17.67

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense.  It is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented.  The Company has elected to early adopt ASU 2015-03 as of December 31, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes — Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  The guidance may be applied either prospectively or retrospectively.  ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016.  Early adoption is permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Secured Credit Facility.  Based on the variable-rate debt outstanding at December 31, 2015, each 1/8% increase in interest rates would yield $1.1 million of incremental annual interest expense.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of December 31, 2015 and June 30, 2015, the effective interest rate was 4.5%.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of December 31, 2015, $942 thousand is outstanding under the mortgage loan.

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

Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Lannett’s disclosure controls and procedures were effective as of the end of the period covered by this report.  Our evaluation excluded Kremers Urban Pharmaceuticals, which was acquired on November 25, 2015.

Change in Internal Control Over Financial Reporting

We acquired KUPI on November 25, 2015 and are currently in the process of integrating KUPI’s into our existing internal controls over financial reporting.  Except for any changes in internal controls related to the integration of KUPI, there has been no change in Lannett’s internal control over financial reporting during the three and six months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12. “Legal and Regulatory Matters” of the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 includes a detailed description of its risk factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Risks Related to our Operations

The generic pharmaceutical industry is characterized by intellectual property litigation and third parties may claim that we infringe on their proprietary rights which could result in litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

Our commercial success will depend in part on not infringing or violating the intellectual property rights of others. The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Our competitors, some of which have substantially greater resources than we do and have made substantial intellectual property investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patent rights and other intellectual property that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. In addition, patent applications can be pending for many years, and may be confidential for a number of months after filing, and because pending patent claims can be revised before issuance, there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Even if we prevail, litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. Any potential intellectual property litigation also could force us to do one or more of the following:

•                  stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;

•                  lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•                  incur significant legal expenses;

•                  pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

•                  pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;

•                  redesign or rename, in the case of trademark claims, those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible; or

•                  attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. For a description of intellectual property-related litigation matters involving us, see Note 12 “Legal and Regulatory Matters” of our audited consolidated financial statements for the year ended June 30, 2015 contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. Even if we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, or force us to redesign or rename our products to avoid infringing the intellectual property rights of third parties, which, even if it is possible to so redesign or rename our products, which could harm our business, financial condition, results of operations and cash flows.

Risks Related to our Recent Acquisition (the “Acquisition”) of Kremers Urban Pharmaceuticals, Inc.

The integration of the Lannett business with the KUPI business may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating the Lannett and KUPI businesses. These difficulties include, among others:

•                  the challenge of integrating the Lannett and KUPI businesses while also effectively carrying on the ongoing operations of each business;

•                  the challenge of integrating the business cultures of each company;

•                  the challenges of managing customer relationships smoothly and maintaining customer accounts, particularly in instances where both companies serve the same customer;

•                  difficulties encountered in any internal reorganization that we may undertake;

•                  the challenge and cost of integrating the information technology and financial management systems of each company; and

•                  the potential difficulty in retaining key officers and personnel.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of Lannett’s or KUPI’s existing businesses and may require the combined company to incur substantial out-of-pocket costs.  For example, in October 2015, KUPI received notice from a significant customer, representing approximately 20% of net revenues, of its intention to re-source with alternative suppliers certain products it currently purchases from KUPI. Any inability to recoup these sales from other existing and new customers may result in an adverse impact on our financial results.  Members of senior management may be required to devote considerable amounts of time and attention to this integration process, which will decrease the time they will have to manage the combined company, service existing customers, attract new customers, develop new services or strategies and manage risk. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the combined business could suffer.

Additionally, we must integrate the accounting systems of Lannett and KUPI, which may be incompatible and which may take different approaches to similar accounting policies, including revenue recognition. The changes in accounting policies and integrating these disparate accounting systems and records have placed, and will place, significant additional demands on our management, administrative and operational resources, including our accounting resources. We cannot guarantee that this integration will be able to identify and resolve all issues in the integration time frame contemplated, or at all, or that the integration will not cost more than we have budgeted. Any delay in integrating our accounting systems may have an adverse effect on our results of operations or financial condition.

We cannot assure you that the combined company will successfully or cost-effectively integrate the Lannett and KUPI businesses. The failure to do so could have a material adverse effect on our financial condition and results of operations.

We may not realize the anticipated synergies, cost savings and growth opportunities from the Acquisition.

The benefits that we expect to achieve as a result of the Acquisition will depend, in part, on the ability of the combined company to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of the historical Lannett business and operations and the historical KUPI business and operations. Even if the combined company is able to integrate the Lannett and KUPI businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Lannett’s business and KUPI’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Acquisition may be offset by costs or delays incurred in integrating the businesses.

Following the Acquisition, Lannett’s actual financial position and results of operations may differ materially from the unaudited pro forma combined financial data filed previously with the SEC.

The unaudited pro forma combined financial information that we filed previously with the SEC is presented for illustrative purposes only and may not be an indication of what Lannett’s financial position or results of operations would have been had the Acquisition been completed on the dates indicated. The unaudited pro forma combined financial information has been derived from the audited and unaudited financial statements of Lannett and KUPI, and certain adjustments and assumptions have been made regarding Lannett after giving effect to the Acquisition. We have performed a preliminary assessment of accounting policies and financial statement presentation which has identified certain adjustments necessary to conform information in KUPI’s historical financial statements to our combined accounting policies and presentation. The review of the accounting policies is not yet complete and additional policy and presentation differences may be identified upon completion. Actual results are expected to differ from these preliminary estimates once we have completed the valuation studies necessary to finalize the required purchase price allocations.

Differences between preliminary estimates in the unaudited pro forma combined financial information and the final acquisition accounting will occur and could have a material impact on the pro forma combined financial information and Lannett’s financial position and future results of operations. In addition, the assumptions used in preparing the pro forma combined financial information may not prove to be accurate, and other factors may affect Lannett’s financial condition or results of operations following the Acquisition. Any potential decline in the combined company’s financial condition or results of operations may have a material effect on Lannett’s ability to service and ultimately repay its indebtedness.

Transition services provided to KUPI by UCB Manufacturing, Inc. (“UCB”) in connection with the Acquisition may not be sufficient to facilitate the efficient and effective transition of KUPI to Lannett, which may result in the combined company being unable to replace such transition services on comparable terms and experiencing a decrease in profitability.

Upon closing of the Acquisition, UCB and KUPI entered into a transition services agreement. Areas of transitional services and cooperation include medical information and regulatory, drug safety, quality assurance, tax and statutory compliance, human resources and employment, information technology, finance and treasury. There can be no assurance that the services provided by UCB under a transition services agreement will facilitate the efficient and effective transition of, KUPI or that UCB will supply the services under a transition services agreement. To the extent a transition services agreement does not sufficiently support the transition or expires before transition is complete, the combined company may be unable to replace in a timely manner or on comparable terms the services or other benefits previously provided by UCB that are required to operate the business effectively, and the combined company’s profitability may decline.

KUPI is in the process of seeking restoration by the FDA of an AB rating for its methylphenidate hydrochloride extended release product. Such restoration could take significant time, if it occurs at all, and failure to timely reestablish an AB rating may adversely affect our financial results.

In November 2014, the FDA asked KUPI to conduct new bioequivalence testing of its Methylphenidate ER product using proposed bioequivalence criteria or to voluntarily withdraw the product from the market. The FDA concurrently made the same request to the other non-AG competitor (Mallinckrodt) regarding its Methylphenidate product. The FDA also changed the therapeutic bioequivalence rating for KUPI’s and Mallinckrodt’s products from AB to BX at such time. A product that is BX-rated is still approved and can be dispensed, but it may not be automatically substitutable at the pharmacy for the brand-name drug under certain state laws. The FDA explained that while there were no safety or efficacy concerns, an FDA internal analysis (based on reports of lack of effect and differences in pharmacokinetic (“PK”) profiles and delivery systems) suggested that KUPI’s generic Methylphenidate ER product may not be therapeutically equivalent to Concerta®. In June 2015, KUPI submitted the final results of new bioequivalence studies designed to assess whether KUPI’s Methylphenidate ER product meets the FDA’s newly-revised bioequivalence criteria. KUPI continues to market Methylphenidate ER under the BX rating and is in ongoing discussions with the FDA about the product.

The FDA has not indicated when it will reach a decision on whether to revise the bioequivalence rating of Methylphenidate ER, and no assurance can be made that any such decision will result in Methylphenidate ER’s AB rating being restored. If the FDA should decide to retain the BX rating of Methylphenidate ER, KUPI will have to continue marketing the drug under its current rating. In addition, if KUPI is unable to regain an AB therapeutic rating, there is no assurance that the FDA will allow KUPI to retain the BX rating over the longer term. This could result in KUPI having to potentially reformulate Methylphenidate ER or otherwise discontinue sales.

As a result of the change in rating to BX from AB, KUPI’s net sales of Methylphenidate ER have materially decreased. We can provide no assurance that net sales of Methylphenidate ER will not continue to fall significantly. We can also provide no assurance that the FDA will re-establish an AB rating for KUPI’s Methylphenidate ER product in a timely manner, if at all. If the FDA does not re-establish an AB rating for KUPI’s Methylphenidate ER product in a timely manner, or at all, our financial results after the Acquisition could be adversely affected.

KUPI has received notification regarding state inquiries into its pricing practices.

In August 2015, KUPI received a letter from the Texas Office of the Attorney General alleging that KUPI had inaccurately reported certain price information in violation of the Texas Medicaid Fraud Prevention Act. KUPI is currently cooperating with the Texas Attorney General’s Office, however the outcome of the investigation could result in serious fines being levied on us, along with harm to our reputation. Any negative outcome from this or any other investigation related to our pricing could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Indebtedness

Our substantial indebtedness may adversely affect our financial health.

We currently have substantial indebtedness. As of December 31, 2015, we had total indebtedness of $1.1 billion, including $250.0 million of 12.0% Senior Notes due 2023 (the “notes”), and $910.0 million of borrowings under a senior secured term loan facility (the “Term Loan Facility”). We also have a $125.0 million senior secured revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Senior Secured Credit Facility”), of which $125.0 million is available as of December 31, 2015.

Our substantial indebtedness may have important consequences for us. For example, it may:

•                  make it more difficult for us to make payments on our indebtedness;

•                  increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

•                  expose us to the risk of increased interest rates because any borrowings we make under the Revolving Facility, and our borrowings under the Term Loan Facility under certain circumstances, will bear interest at variable rates;

•                  require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•                  limit our ability to borrow additional funds that may be needed to operate and expand our business.

The Senior Secured Credit Facility and the Indenture governing the notes (the “Indenture”) impose operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions that may be potentially profitable or in our best interests.

The operating and financial restrictions and covenants in our Senior Secured Credit Facility and the Indenture restrict, and future debt instruments may restrict, subject to certain important exceptions and qualifications, our and our subsidiaries’ ability to, among other things:

•                  incur or guarantee additional indebtedness;

•                  make certain investments or acquisitions;

•                  grant or permit certain liens on our assets;

•                  enter into certain transactions with affiliates;

•                  pay dividends, redeem our equity or make other restricted payments;

•                  prepay, repurchase or redeem contractually subordinated debt and certain other debt;

•                  merge, consolidate or transfer substantially all of our assets;

•                  transfer, sell or dispose of property and assets; and

•                  change the business we conduct or enter into new kinds of business.

These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with these covenants may be affected by events beyond our control. A breach of any of these covenants could result in a default in respect of the related indebtedness. If an event of default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest, fees and other liabilities, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the Senior Secured Credit Facility and a default under the terms of the Indenture. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

In addition, the limitations imposed in the Senior Secured Credit Facility on our ability to incur certain additional debt and to take other corporate actions might significantly impair our ability to obtain other financing. If, for any reason, we are unable to comply with the restrictions in the Senior Secured Credit Facility, we may not be granted waivers or amendments to such restrictions or we may not be able to refinance our debt on terms acceptable to us, or at all. The lenders under the Senior Secured Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to pay such amounts, the lenders under the Senior Secured Credit Facility could recover amounts owed to them by foreclosing against the collateral pledged to them. We have pledged a substantial portion of our assets to the lenders under the Senior Secured Credit Facility, including the equity of our subsidiaries.

Our Senior Secured Credit Facility contains a financial covenant and other restrictive covenants that limit our flexibility. We may not be able to comply with these covenants, which could result in the amounts outstanding under our Senior Secured Credit Facility becoming immediately due and payable.

Our Revolving Credit Facility requires us to comply with a first lien net leverage ratio not to exceed 4.25:1.00 when there are outstanding loans and letters of credit (other than (i) drawn letters of credit that have been cash collateralized, (ii) up to $5.0 million of undrawn letters of credit, and (iii) with respect to each test period ending on or prior to December 31, 2016, up to $22.8 million of loans under the Revolving Credit Facility made on the Acquisition closing date) thereunder that exceed 30% of the aggregate commitment amount under the Revolving Credit Facility of $125.0 million as of the last day of the applicable fiscal quarter (with two step downs occurring as of December 31, 2017 and as of December 31, 2019 of 3.75:1.00 and 3.25:1.00, respectively). In addition, the Term Loan A Facility is subject to a financial performance covenant, which provides that the Company shall not permit its secured net leverage ratio as of the last day of any four consecutive fiscal quarters to be greater than 4.25:1.00 (with two step downs occurring as of December 31, 2017 and as of December 31, 2019 to 3.75:1.00 and 3.25:1.00, respectively).Accordingly, if our liquidity and performance significantly worsens, we could become non-compliant with such covenants.

In addition, our Senior Secured Credit Facility contains other restrictive covenants, including covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, transfer or otherwise dispose of our assets, pay dividends, make investments, loans, advances and acquisition, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other fundamental transactions.

If we fail to meet any covenants in our Senior Secured Credit Facility and cannot secure a waiver for such failure, the lenders under our Senior Secured Credit Facility would be entitled to exercise various rights, including causing the amounts outstanding under the entire Senior Secured Credit Facility to become immediately due and payable.

We are also subject to requirements to make mandatory prepayments, with the net proceeds of certain asset sales, excess cash flows and debt issuances. These requirements could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand any downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors that have less debt and are not subject to such restrictions.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on a fully funded Term Loan Facility and assuming all revolving loans are fully drawn and the interest rates are above the interest rate floor set forth in the Senior Secured Credit Facility, each 1/8th percentage point change in interest rates would result in a $1.3 million change in annual interest expense on our indebtedness under the Senior Secured Credit Facility. However, we may maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or at all mitigate our interest rate risk.

Due to many factors beyond our control, we may not be able to generate sufficient cash to service all of our indebtedness and meet our other ongoing liquidity needs, and we may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our ability to make payments on, and to refinance, our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations, and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•                  our financial condition at the time;

•                  restriction in the agreements governing our indebtedness; and

•                  the condition of the financial markets and the industry in which we operate.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. In such a case, we could be forced to sell assets, reduce or delay capital expenditures or issue equity securities to make up for any shortfall in our payment obligations under unfavorable circumstances. The terms of the Indenture governing the notes and the Senior Secured Credit Facility limit our ability to sell assets. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations under the notes. Any failure to make scheduled payments of interest and principal on our outstanding indebtedness when due would permit the holders of such indebtedness to declare an event of default and accelerate the indebtedness, which in turn could lead to cross-defaults under the instruments governing our other indebtedness, including the Indenture governing the notes offered hereby and the Senior Secured Credit Facility. This could result in the lenders under the Senior Secured Credit Facility terminating their commitments to lend us money and foreclosing against the assets securing the borrowings, and we could be forced into bankruptcy or other insolvency proceedings. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and may materially adversely affect the price of the notes.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: February 9, 2016	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: February 9, 2016	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: February 9, 2016	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document