Form 10-Q
period 2016-03-31
LANNETT CO INC
filed 2016-05-10
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2016
Common stock, par value $0.001 per share	36,747,501

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$225,446	$200,340
Investment securities	12,959	13,467
Accounts receivable, net	183,624	91,103
Inventories	116,511	46,191
Prepaid income taxes	15,253	—
Deferred tax assets	23,808	16,270
Other current assets	23,995	3,175
Total current assets	601,596	370,546
Property, plant and equipment, net	220,199	94,556
Intangible assets, net	598,418	29,090
Goodwill	313,451	141
Deferred tax assets	10,036	12,495
Other assets	8,676	1,938
TOTAL ASSETS	$1,752,376	$508,766

LIABILITIES
Current liabilities:
Accounts payable	$33,038	$19,195
Accrued expenses	9,181	4,928
Accrued payroll and payroll-related expenses	6,717	10,397
Rebates payable	16,993	7,553
Royalties payable	5,779	—
Restructuring liability	3,008	—
Accrued interest payable	10,823	—
Settlement liability	10,700	—
Income taxes payable	—	1,340
Acquisition-related contingent consideration	35,000	—
Current portion of long-term debt	45,640	135
Total current liabilities	176,879	43,548
Long-term debt, net	1,008,212	874
Restructuring liability	77	—
Settlement liability	13,414	—
Other liabilities	6,268	578
TOTAL LIABILITIES	1,204,850	45,000
Commitments and Contingencies (Note 13 and 14)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,112,119 and 36,783,381 shares issued; 36,569,363 and 36,264,585 shares outstanding at March 31, 2016 and June 30, 2015, respectively)	37	37
Additional paid-in capital	279,874	236,178
Retained earnings	274,784	233,573
Accumulated other comprehensive loss	(280)	(295)
Treasury stock (542,756 and 518,796 shares at March 31, 2016 and June 30, 2015, respectively)	(7,277)	(6,080)
Total Lannett Company, Inc. stockholders’ equity	547,138	463,413
Noncontrolling Interest	388	353
Total stockholders’ equity	547,526	463,766
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,752,376	$508,766

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Net sales	$163,712	$99,352	$397,204	$307,561
Settlement agreement	(23,598)	—	(23,598)	—
Total net sales	140,114	99,352	373,606	307,561
Cost of sales	75,345	23,694	155,964	73,094
Amortization of intangibles	7,278	20	11,079	61
Gross profit	57,491	75,638	206,563	234,406
Operating expenses:
Research and development expenses	16,495	9,159	32,092	23,358
Selling, general, and administrative expenses	16,157	11,617	46,359	32,923
Acquisition and integration-related expenses	1,473	587	23,000	2,656
Restructuring expenses	4,749	—	4,749	—
Total operating expenses	38,874	21,363	106,200	58,937
Operating income	18,617	54,275	100,363	175,469
Other income (loss):
Investment income (loss)	204	(8)	69	895
Interest expense	(26,988)	(8)	(38,820)	(119)
Other	(46)	(26)	(76)	(6)
Total other income (loss)	(26,830)	(42)	(38,827)	770
Income (loss) before income tax	(8,213)	54,233	61,536	176,239
Income tax expense (benefit)	(2,743)	17,973	20,270	60,208
Net income (loss)	(5,470)	36,260	41,266	116,031
Less: Net income attributable to noncontrolling interest	20	27	55	55
Net income (loss) attributable to Lannett Company, Inc.	$(5,490)	$36,233	$41,211	$115,976

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.15)	$1.01	$1.13	$3.25
Diluted	$(0.15)	$0.97	$1.10	$3.13

Weighted average common shares outstanding:
Basic	36,495,961	35,880,954	36,398,030	35,715,061
Diluted	36,495,961	37,210,138	37,383,742	37,082,138

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Net income (loss)	$(5,470)	$36,260	$41,266	$116,031
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(11)	35	15	(231)
Total other comprehensive income (loss), before tax	(11)	35	15	(231)
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	(11)	35	15	(231)
Comprehensive income (loss)	(5,481)	36,295	41,281	115,800
Less: Total comprehensive income attributable to noncontrolling interest	20	27	55	55
Comprehensive income (loss) attributable to Lannett Company Inc.	$(5,501)	$36,268	$41,226	$115,745

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, July 1, 2015	36,783	$37	$236,178	$233,573	$(295)	$(6,080)	$463,413	$353	$463,766

Shares issued in connection with share-based compensation plans	329	—	3,788	—	—	—	3,788	—	3,788
Share-based compensation	—	—	8,423	—	—	—	8,423	—	8,423
Excess tax benefits on share-based compensation awards	—	—	1,565	—	—	—	1,565	—	1,565
Purchase of treasury stock	—	—	—	—	—	(1,197)	(1,197)	—	(1,197)
Issuance of warrant	—	—	29,920	—	—	—	29,920	—	29,920
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Other comprehensive loss, net of income tax	—	—	—	—	15	—	15	—	15
Net income	—	—	—	41,211	—	—	41,211	55	41,266

Balance, March 31, 2016	37,112	$37	$279,874	$274,784	$(280)	$(7,277)	$547,138	$388	$547,526

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$41,266	$116,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,075	4,020
Deferred income tax expense (benefit)	(123)	828
Share-based compensation	8,423	4,729
Excess tax benefits on share-based compensation awards	(1,565)	(7,802)
Loss (gain) on sale of assets	92	(15)
Loss (gain) on investment securities	209	(592)
Amortization of debt discount and other debt issuance costs	7,555	61
Settlement agreement	23,598	—
Other noncash expenses	111	—
Changes in assets and liabilities which provided (used) cash, net of acquisition:
Accounts receivable, net	50,903	(18,390)
Inventories	13,280	2,370
Prepaid income taxes/Income taxes payable	(14,707)	(1,371)
Other current assets and other assets	(9,675)	(2,663)
Accounts payable	(5,405)	(3,988)
Accrued expenses	(1,826)	(58)
Accrued payroll and payroll-related expenses	(24,720)	(4,798)
Rebates payable	(376)	1,331
Royalties payable	2,176	—
Restructuring liability	3,085	—
Accrued interest payable	10,823	—
Net cash provided by operating activities	123,199	89,693
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,647)	(22,580)
Proceeds from sale of property, plant and equipment	16	76
Purchases of intangible assets	—	(300)
Acquisition, net of cash acquired	(929,581)	—
Proceeds from sale of investment securities	32,406	61,334
Purchase of investment securities	(32,107)	(36,662)
Net cash provided by (used in) investing activities	(945,913)	1,868
FINANCING ACTIVITIES:
Proceeds from issuance of debt	910,610	—
Repayments of debt	(34,225)	(96)
Proceeds from issuance of stock	3,788	4,164
Payment of debt issuance costs	(32,716)	—
Excess tax benefits on share-based compensation awards	1,565	7,802
Purchase of treasury stock	(1,197)	—
Distribution to noncontrolling shareholders	(20)	(15)
Net cash provided by financing activities	847,805	11,855
Effect on cash and cash equivalents of changes in foreign exchange rates	15	(231)
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,106	103,185
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200,340	105,587
CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,446	$208,772
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,357	$123
Income taxes paid	$35,128	$60,750
Issuance of unsecured 12.0% Senior Notes to finance KUPI acquisition	$200,000	$—
Issuance of a warrant to finance KUPI acquisition	$29,920	$—
Acquisition-related contingent consideration	$35,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations, and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended March 31, 2016 and 2015 was $4.3 million and $1.4 million, respectively.  Depreciation expense for each of the nine months ended March 31, 2016 and 2015 was $8.5 million and $4.0 million, respectively.

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

In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets. As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Changes in any of the Company’s assumptions may result in a reduction to the estimated fair value of the IPR&D asset and could result in future impairment charges.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2016 and 2015:

(In thousands)	For the Three Months Ended March 31,		For the Nine months Ended March 31,
Medical Indication	2016	2015	2016	2015
Antibiotic	$3,160	$3,005	$8,716	$9,355
Cardiovascular	16,652	8,457	38,059	45,729
Central Nervous System	14,264	—	20,351	—
Gallstone	14,698	20,489	53,389	48,969
Gastrointestinal	21,739	—	30,431	—
Glaucoma	6,006	5,714	19,371	15,921
Gout	59	1,453	206	6,743
Migraine	5,090	6,722	16,338	19,455
Muscle Relaxant	1,193	3,738	4,246	6,377
Obesity	1,023	1,084	2,853	2,952
Pain Management	7,178	4,286	23,386	18,508
Respiratory	5,308	—	6,703	—
Thyroid Deficiency	38,009	36,720	116,543	114,601
Urinary	6,506	—	10,148	—
Other	12,716	7,684	34,082	18,951
Contract manufacturing revenue	10,111	—	12,382	—
Net sales	163,712	99,352	397,204	307,561
Settlement agreement	(23,598)	—	(23,598)	—
Total net sales	$140,114	$99,352	$373,606	$307,561

Customer, Supplier and Product Concentration

The following table presents the percentage of net sales, for the three and nine months ended March 31, 2016 and 2015, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine months Ended March 31,
	2016	2015	2016	2015

Product 1	23%	37%	29%	37%
Product 2	9%	21%	13%	16%
Product 3	4%	7%	5%	13%

The following table presents the percentage of net sales, for the three and nine months ended March 31, 2016 and 2015, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine months Ended March 31,
	2016	2015	2016	2015

Customer A	22%	27%	25%	30%
Customer B	17%	15%	16%	10%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 53% and 66% of the Company’s inventory purchases during the three months ended March 31, 2016 and 2015, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 59% and 68% of the Company’s inventory purchases during the nine months ended March 31, 2016 and 2015, respectively.  See Note 22 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $144.8 million and $69.4 million at March 31, 2016 and June 30, 2015, respectively.  Rebates payable at March 31, 2016 and June 30, 2015 were $17.0 million and $7.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

Cost of Sales, including Amortization of Intangibles

Cost of sales includes all costs related to bringing products to their final selling destination, which includes direct and indirect costs, such as direct material, labor, and overhead expenses.  Additionally, cost of sales includes product royalties, depreciation, amortization and costs to renew or extend recognized intangible assets, freight charges and other shipping and handling expenses.  Product royalties included in cost of sales for the three months ended March 31, 2016 and 2015 were $6.2 million and $44 thousand, respectively.  Product royalties included in cost of sales for the nine months ended March 31, 2016 and 2015 were $10.6 million and $129 thousand, respectively.

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

Restructuring Costs

The Company records charges associated with approved restructuring plans to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes.  Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations, and contract cancellation costs. The Company records restructuring charges based on estimated employee terminations, site closure and consolidation plans. The

Company accrues severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share attributable to Lannett Company, Inc. is computed by dividing net income (loss) attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per common share attributable to Lannett Company, Inc. is computed by dividing net income (loss) attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities primarily consist of stock options, unvested restricted stock, and an outstanding warrant.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively.  Early adoption is permitted.  The Company has elected to early adopt ASU 2015-16 as of March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize right-of-use assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective application, with early adoption permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 clarifies several aspects of accounting for share-based compensation including the accounting for excess tax benefits and deficiencies, accounting for forfeitures and the classification of excess tax benefits on the cash flow statement.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and in interim periods within those fiscal years, with early adoption permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

The Company funded the acquisition and transaction expenses with proceeds from the issuance of the $910.0 million Senior Secured Credit Facility, $22.8 million borrowings on the Revolving Credit Facility, the issuance of the $250.0 million Senior Notes (see Note 12 “Long-term Debt”) and cash on hand of $90.1 million.  Lannett also issued a warrant with an estimated fair value of $29.9 million.

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

The Company also agreed to contingent payments related to Methylphenidate ER provided the FDA reinstates the AB-rating and certain sales thresholds are met.

The Company used the acquisition method of accounting to account for this transaction.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values using assumptions that are subject to change.  The Company has not finalized its valuation of certain assets and liabilities recorded in connection with this transaction.  Thus, the estimated fair values recorded to date are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill.  The final valuation adjustments may also require adjustment to the Consolidated Statements of Operations and Cash Flows.

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed for the KUPI business as follows:

(In thousands)	Preliminary Purchase Price Allocation as of December 31, 2015 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of March 31, 2016
Cash and cash equivalents	$16,877	$—	$16,877
Accounts receivable, net of revenue-related reserves	149,209	(6,190)	143,019
Inventories	83,815	(215)	83,600
Other current assets	12,873	(1,468)	11,405
Property, plant and equipment	97,418	20,169	117,587
Product rights	409,000	21,000	430,000
Trade name	2,920	—	2,920
Other intangible assets	20,000	(1,000)	19,000
In-process research and development	232,000	(103,000)	129,000
Goodwill	240,575	72,735	313,310
Deferred tax assets	4,956	—	4,956
Other assets	4,859	—	4,859
Total assets acquired	1,274,502	2,031	1,276,533
Accounts payable	(19,249)	—	(19,249)
Accrued expenses	(4,161)	(1,918)	(6,079)
Accrued payroll and payroll-related expenses	(20,731)	(309)	(21,040)
Rebates payable	(9,816)	—	(9,816)
Royalties payable	(3,798)	196	(3,602)
Other long-term liabilities	(5,369)	—	(5,369)
Total net assets acquired	$1,211,378	—	$1,211,378

(a)         As originally reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2015.

(b)         The measurement period adjustments are for 1) certain working capital adjustments and 2) updated valuations on inventories, property, plant and equipment and intangible assets.  These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements.

Included in the preliminary purchase price allocation above are indemnification assets totaling approximately $15.3 million, of which $10.4 million relates to compensation-related payments and $4.9 million relates to unrecognized tax benefits.  The inventory balance above includes $19.1 million to reflect fair value step-up adjustments.  KUPI’s intangible assets primarily consist of product rights and in-process research and development.  See Note 11 “Goodwill and Intangible Assets”.

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

Goodwill of $313.3 million arising from the acquisition consists largely of the value of the employee workforce and the value of products to be developed in the future.  The goodwill was assigned to the Company’s only reporting unit.  Goodwill recognized is expected to be fully deductible for income tax purposes.

The amounts of KUPI Revenue and Net income attributable to Lannett Company, Inc. included in the Company’s Consolidated Statements of Operations from November 25, 2015 to March 31, 2016 are as follows:

	For the Three Months Ended March 31,	For the Nine Months Ended March 31,
(In thousands, except per share data)	2016	2016
Revenues	$69,933	$96,064
Net income (loss) attributable to Lannett Company, Inc.	2,260	(4,047)
Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.06	$(0.11)
Diluted	$0.06	$(0.11)

During the nine months ended March 31, 2016, the Company recorded $21.5 million of acquisition-related expenses directly related to the KUPI acquisition.

Unaudited Pro Forma Financial Results

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of KUPI had occurred on July 1, 2014 for the three and nine months ended March 31, 2016 and 2015.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2014, nor are they indicative of any future results.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues	$163,712	$193,612	$520,867	$616,083
Net income attributable to Lannett Company, Inc.	896	29,889	55,596	89,527
Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.02	$0.83	$1.53	$2.50
Diluted	$0.02	$0.80	$1.49	$2.41

The supplemental pro forma earnings for the three months ended March 31, 2016 were adjusted to exclude $8.6 million of expense related to the amortization of fair value step-up adjustments to acquisition-date inventory.

The supplemental pro forma earnings for the three months ended March 31, 2015 were adjusted to exclude $1.0 million of acquisition-related costs incurred by KUPI.

The supplemental pro forma earnings for the nine months ended March 31, 2016 were adjusted to exclude $28.9 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $7.4 million was incurred by KUPI, and $14.4 million of expense related to the amortization of fair value adjustments to acquisition-date inventory.

The supplemental pro forma earnings for the nine months ended March 31, 2015 were adjusted to include $30.7 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $9.2 million was incurred by KUPI, as well as $18.9 million of expense related to the amortization of fair value step-up adjustments to acquisition-date inventory.

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

Unaudited Pro Forma Financial Results

The results of Silarx are included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma results assuming the acquisition had occurred as of July 1, 2013 were not material to the Company’s revenues, net income, and earnings per share.

Note 5.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of Kremers, the Company formulated a plan related to the future integration of Kremers and the Company’s businesses. The integration plan focuses on the closure of Kremers corporate functions and the consolidation of manufacturing, sales, research and development, and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $23.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $14.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The expenses associated with the restructuring program included in restructuring expenses during the three and nine months ended March 31, 2016 were as follows:

(In thousands)	Three and Nine Months Ended March 31, 2016
Employee separation costs	$3,870
Contract termination costs	701
Facility closure costs	178
Total	$4,749

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2015 through March 31, 2016 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2015	$—	$—	$—	$—
Restructuring Charges	3,870	701	178	4,749
Payments	(1,486)	—	(178)	(1,664)
Balance at March 31, 2016	$2,384	$701	$—	$3,085

Note 6.  Accounts Receivable

Accounts receivable consisted of the following components at March 31, 2016 and June 30, 2015:

(In thousands)	March 31, 2016	June 30, 2015
Gross accounts receivable	$328,989	$160,960
Less Chargebacks reserve	(63,064)	(35,801)
Less Rebates reserve	(34,820)	(12,945)
Less Returns reserve	(37,546)	(19,209)
Less Other deductions	(9,396)	(1,528)
Less Allowance for doubtful accounts	(539)	(374)
Accounts receivable, net	$183,624	$91,103

For the three months ended March 31, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $185.2 million, $54.5 million, $3.5 million, and $11.7 million, respectively.  For the three months ended March 31, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $74.3 million, $18.4 million, $5.9 million, and $7.8 million, respectively.

For the nine months ended March 31, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $424.9 million, $124.6 million, $14.3 million, and $27.0 million, respectively.  For the nine months ended March 31, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $252.3 million, $58.2 million, $14.2 million, and $22.9 million, respectively.

Note 7.  Inventories

Inventories at March 31, 2016 and June 30, 2015 consisted of the following:

(In thousands)	March 31, 2016	June 30, 2015
Raw materials	$45,769	$22,385
Work-in-process	22,293	5,246
Finished goods	48,449	18,560
Total	$116,511	$46,191

The reserve for excess and obsolete inventory was $3.9 million and $5.0 million at March 31, 2016 and June 30, 2015, respectively.

Note 8.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2016 and June 30, 2015 consisted of the following:

(In thousands)	Useful Lives	March 31, 2016	June 30, 2015
Land	—	$7,041	$5,891
Building and improvements	10 - 39 years	99,642	51,446
Machinery and equipment	5 - 10 years	110,760	47,681
Furniture and fixtures	5 - 7 years	4,072	1,748
Construction in progress	—	46,839	28,228
Property, plant and equipment, gross		268,354	134,994
Less accumulated depreciation		(48,155)	(40,438)
Property, plant and equipment, net		$220,199	$94,556

Note 9.  Fair Value Measurements

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

The Company follows the authoritative guidance of ASC Topic 820 Fair Value Measurements and Disclosures.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company’s financial assets and liabilities measured at fair value are entirely within Level 1 of the hierarchy as defined below:

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

The Company’s assets and liabilities measured at fair value at March 31, 2016 and June 30, 2015, were as follows:

	March 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$12,959	$—	$—	$12,959
Total Assets	$12,959	$—	$—	$12,959

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

	June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$13,467	$—	$—	$13,467
Total Assets	$13,467	$—	$—	$13,467

Note 10.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $125 thousand during the three months ended March 31, 2016, which included an unrealized gain related to securities still held at March 31, 2016 of $279 thousand.  The Company had a net loss on investment securities of $103 thousand during the three months ended March 31, 2015, which included an unrealized loss related to securities still held at March 31, 2015 of $666 thousand.

The Company had a net loss on investment securities of $209 thousand during the nine months ended March 31, 2016, which included an unrealized loss related to securities still held at March 31, 2016 of $125 thousand.  The Company had a net gain on investment securities of $592 thousand during the nine months ended March 31, 2015, which included an unrealized loss related to securities still held at March 31, 2015 of $954 thousand.

Note 11.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2016 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2015	$141
Goodwill acquired	313,310
Balance at March 31, 2016	$313,451

Intangible assets, net as of March 31, 2016 and June 30, 2015, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015

Definite-lived:
Cody Labs import license	15	$582	$582	$(299)	$(269)	$283	$313
KUPI product rights	15	430,000	—	(10,073)	—	419,927	—
KUPI trade name	2	2,920	—	(513)	—	2,407	—
KUPI other intangible assets	15	19,000	—	(445)	—	18,555	—
Silarx product rights	15	10,000	10,000	(555)	(56)	9,445	9,944
Other product rights	14	653	653	(301)	(269)	352	384
Total definite-lived		$463,155	$11,235	$(12,186)	$(594)	$450,969	$10,641

Indefinite-lived:
KUPI in-process research and development	—	$129,000	$—	$—	$—	$129,000	$—
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		147,449	18,449	—	—	147,449	18,449
Total intangible assets, net		$610,604	$29,684	$(12,186)	$(594)	$598,418	$29,090

For the three months ended March 31, 2016 and 2015, the Company incurred amortization expense of $7.6 million and $20 thousand, respectively.  For the nine months ended March 31, 2016 and 2015, the Company incurred amortization expense of $11.6 million and $61 thousand, respectively.

Future annual amortization expense consisted of the following as of March 31, 2016:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2016	$8,035
2017	32,142
2018	31,264
2019	30,679
2020	30,672
Thereafter	318,177
$450,969

Note 12.  Long-Term Debt

Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and other lenders providing for a secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Tranche A term loans in an aggregate principal amount of $275.0 million, Tranche B term loans in an aggregate principal amount of $635.0 million, and a Revolving Credit Facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  As of March 31, 2016, the Company had $125.0 million available under the Revolving Credit Facility.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.

The Term Loan A Facility will mature on November 25, 2020. The Tranche A Term Loans amortize in quarterly installments (a) through December 31, 2017 in amounts equal to 1.25% of the original principal amount of the Term Loan A Facility and (b) from January 1, 2018 through September 30, 2020 in amounts equal to 2.50% of the original principal amount of the Term Loan A Facility, with the balance payable on November 25, 2020.  The Term Loan B Facility will mature on November 25, 2022.  The Tranche B Term Loans amortize in equal quarterly installments in amounts equal to 1.25% of the original principal amount of the Term Loan B Facility with the balance payable on November 25, 2022.  The Revolving Commitments will terminate and outstanding Revolving Loans will mature on November 25, 2020.

The Secured Credit Facility is guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and is collateralized by substantially all present and future assets of Lannett and the Subsidiary Guarantors.

The interest rates applicable to the Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted London Inter-bank Offered Rate (“LIBOR”) and 1.00%, plus a borrowing margin of 4.75% (for Tranche A Term Loans) or 5.375% (for Tranche B Term Loans).  The interest rates applicable to the Revolving Credit Facility will be based on a fluctuating rate of interest of an adjusted LIBOR plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility is initially 0.50%.  After Lannett delivers its financial statements for the fiscal quarter ending March 31, 2016, the interest margins and unused commitment fee on the Revolving Credit Facility will be subject to a leveraged based pricing grid.

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

12.0% Senior Notes due 2023

On November 25, 2015, Lannett issued $250.0 million aggregate principal amount of its unsecured 12.0% Senior Notes due 2023 under an Indenture.  Interest on the Senior Notes accrues at the rate of 12.0% per annum and is payable semi-annually on June 15 and December 15 of each year. The Notes mature on December 15, 2023.  The Notes are guaranteed by each of Lannett’s current and future domestic subsidiaries that guarantee Lannett’s obligations under the Secured Credit Facility. The Notes may be redeemed at par, in whole but not in part, at any time prior to October 1, 2016.

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

In connection with the Secured Credit Facility and the Senior Notes, the Company incurred an initial purchaser’s discount of $72.1 million and debt issuance costs of $32.7 million.  These costs are recorded as a reduction of long-term debt in the Consolidated Balance Sheet.

Citibank Line of Credit

On November 25, 2015, in connection with the acquisition of KUPI, the Company terminated the Citibank Line of Credit.

Long-term debt, net consisted of the following:

	March 31,	June 30,
(In thousands)	2016	2015
First National Bank of Cody mortgage	$908	$1,009
Term Loan A due 2020	271,563	—
Unamortized discount and other debt issuance costs	(23,614)	—
Term Loan A , net	247,949	—
Term Loan B due 2022	627,062	—
Unamortized discount and other debt issuance costs	(66,371)	—
Term Loan B , net	560,691	—
Senior Notes due 2023, (includes $200.0 million of notes due to UCB (see Note 21))	250,000	—
Unamortized debt issuance costs	(5,696)	—
Senior Notes, net	244,304	—
Total debt, net	1,053,852	1,009
Less current portion	(45,640)	(135)
Total long-term debt, net	$1,008,212	$874

The Company is the primary beneficiary to a VIE called “Realty”.  The VIE owns land and a building which is leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of March 31, 2016 and June 30, 2015, the effective interest rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.

Long-term debt amounts due for the twelve month periods ending March 31 were as follows:

Amounts Payable
(In thousands)	to Institutions
2017	$45,640
2018	49,084
2019	59,403
2020	59,410
2021	217,542
Thereafter	718,454
Total	$1,149,533

Weighted-average interest rates for the three and nine months ended March 31, 2016 was 9.2% and 9.4%, respectively.

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

In July 2015, the Company filed with the United States Patent and Trademark Office (USPTO) a Petition for Inter Partes Review of each of the patents in suit seeking to reject as invalid all claims of the patents in suit.  The USPTO has issued a decision denying initiation of the Inter Partes Review.

Thalomid®

The Company filed with the Food and Drug Administration an Abbreviated New Drug Application (ANDA) No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product (U.S. Patent Nos. 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763;  8,315,886; 8,589,188 and 8,626,53) are invalid, unenforceable and/or not infringed.  On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed.  The Company filed an answer and affirmative defenses to the complaint.

The Company has responded to the complaint by filing a motion challenging personal jurisdiction.  The court has decided to allow limited discovery on the issue of personal jurisdiction and has administratively terminated the motion while discovery is taken on the issue.

Dilaudid®

The Company filed with the Food and Drug Administration an Abbreviated New Drug Application (ANDA) No. 207108, along with a paragraph IV certification, alleging that US Patent 6,589,960 associated with the Dilaudid® (hydromorphone oral solution) would not be infringed by the Company’s proposed hydromorphone oral solution product and/or that the patent is invalid.  On August 8, 2015, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 207108 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No, 207108.  The Company filed an answer and affirmative defenses to the complaint.

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

KUPI Patent Infringement (Paragraph IV Certification)

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

AWP Litigation

The Company and some of our competitors have been named as defendants in two lawsuits filed in 2016 alleging that the Company and a number of other generic pharmaceutical manufacturers caused the Average Wholesale Prices (AWPs) of our and their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs.  The Company stopped using AWP as a basis for establishing prices in or around 2002 and dispute the allegations set forth in these lawsuits.  The Company does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

Private Antitrust Litigation

The Company and certain competitors have been named as defendants in four lawsuits filed in 2016 alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin and doxycycline.  The Company believes that we acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.  The Company does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

Other Litigation Matters

The Company is also subject to various legal proceedings arising out of the normal course of its business including, but not limited to, product liability, intellectual property, patent infringement claims, and antitrust matters.  It is not possible to predict the outcome of these various proceedings.  An adverse determination in any of these proceedings in the future could have a significant impact on the financial position, results of operations and cash flows of the Company.

Note 14.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business.  These assets are typically renewed annually.  Rental and lease expense was not material for all periods presented.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2016 and the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2016	$353
2017	1,718
2018	1,080
2019	1,080
2020	1,080
Thereafter	7,425
Total	$12,736

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2016 and 2015:

(In thousands)	March 31, 2016	March 31, 2015
Foreign Currency Translation
Beginning Balance, July 1	$(295)	$(54)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	15	(231)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	15	(231)
Ending Balance, March 31	(280)	(285)
Total Accumulated Other Comprehensive Loss	$(280)	$(285)

Note 16.  Earnings Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) attributable to Lannett Company, Inc. by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options and a warrant and treats unvested restricted stock as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of including such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share was as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2016	2015

Net income (loss) attributable to Lannett Company, Inc.	$(5,490)	$36,233

Basic weighted average common shares outstanding	36,495,961	35,880,954
Effect of potentially dilutive stock options, warrants and restricted stock awards	—	1,329,184
Diluted weighted average common shares outstanding	36,495,961	37,210,138

Earnings (Loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.15)	$1.01
Diluted	$(0.15)	$0.97

	Nine months Ended March 31,
(In thousands, except share and per share data)	2016	2015

Net income attributable to Lannett Company, Inc.	$41,211	$115,976

Basic weighted average common shares outstanding	36,398,030	35,715,061
Effect of potentially dilutive stock options, warrants and restricted stock awards	985,712	1,367,077
Diluted weighted average common shares outstanding	37,383,742	37,082,138

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.13	$3.25
Diluted	$1.10	$3.13

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 were 4.4 million and 77 thousand, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2016 and 2015 were 2.6 million and 490 thousand, respectively.

Note 17.  Warrant

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

Note 18.  Share-based Compensation

At March 31, 2016, the Company had four share-based employee compensation plans (the “2003 Plan,” the 2006 Long-term Incentive Plan (“LTIP”), or “2006 LTIP”, the “2011 LTIP” and the “2014 LTIP”).  Together these plans authorized an aggregate total of 8.1 million shares to be issued.  The plans have a total of 2.4 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of March 31, 2016, there was $10.8 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2016 and 2015, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	Nine months Ended
	March 31, 2016	March 31, 2015
Risk-free interest rate	1.7%	1.7%
Expected volatility	48.3%	52.1%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term	5.2 years	5.5 years
Weighted average fair value	$26.24	$17.67

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

A stock option roll-forward as of March 31, 2016 and changes during the nine months then ended is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)
Outstanding at July 1, 2015	1,975	$15.39
Granted	58	$59.20
Exercised	(241)	$12.94	$5,975
Forfeited, expired or repurchased	(42)	$32.61
Outstanding at March 31, 2016	1,750	$16.76	$12,369	6.5

Vested and expected to vest at March 31, 2016	1,721	$16.46	$12,341	6.5
Exercisable at March 31, 2016	1,193	$10.55	$11,508	5.7

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the nine months ended March 31, 2016 and 2015.

A summary of restricted stock awards as of March 31, 2016 and changes during the nine months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value
Non-vested at July 1, 2015	98	$37.83
Granted	141	$55.95
Vested	(58)	$47.30	$3,339
Forfeited	(8)	$47.62
Non-vested at March 31, 2016	173	$48.97

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the nine months ended March 31, 2016 and 2015, 30 thousand shares and 9 thousand shares were issued under the ESPP, respectively.  As of March 31, 2016, 468 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine months Ended
	March 31,		March 31,
(In thousands)	2016	2015	2016	2015
Selling, general and administrative expenses	$1,511	$1,195	$6,891	$3,805
Research and development expenses	195	133	584	390
Cost of sales	319	182	948	534
Total	$2,025	$1,510	8,423	$4,729

Tax benefit at statutory rate	$739	$514	$3,074	$1,589

Note 19.  Employee Benefit Plan

The Company currently has multiple 401k defined contribution plans (the “Plan”) covering substantially all employees.  Contributions to the Plan during the three months ended March 31, 2016 and 2015 were $629 thousand and $226 thousand, respectively.  Contributions to the Plan during the nine months ended March 31, 2016 and 2015 were $1.1 million and $582 thousand, respectively.

Note 20.  Income Taxes

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

The federal, state and local income tax benefit for the three months ended March 31, 2016 was $2.7 million compared to income tax expense of $18.0 million for the three months ended March 31, 2015.  During the three months ended March 31, 2016 and March 31, 2015, the effective rate was 33.4% and 33.1%, respectively.  The federal, state and local income tax expense for the nine months ended March 31, 2016 and 2015 was $20.3 million and $60.2 million, respectively.  The effective tax rate for the nine months ended March 31, 2016 was 32.9% compared to 34.2% for the nine months ended March 31, 2015.  The effective tax rate for the nine months ended March 31, 2016 was lower compared to the nine months ended March 31, 2015 due primarily to higher benefits related to research and experimentation credits recorded as a result of a tax law extension passed in late 2015, with a retroactive January 1, 2015 effective date, the effect of changes in the Company’s state tax profile as result of the KUPI acquisition, partially offset by a lower domestic manufacturing deduction.

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

As of March 31, 2016 and June 30, 2015, the Company reported total unrecognized tax benefits of $5.8 million and $578 thousand, respectively.  The increase was related to the acquisition of KUPI.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2016 in the statement of operations and no cumulative interest and penalties have been recorded in the Company’s statement of financial position as of March 31, 2016 and June 30, 2015.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2012 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 21.  Related Party Transactions

The Company had sales of $1.3 million and $226 thousand during the three months ended March 31, 2016 and 2015, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the nine months ended March 31, 2016 and 2015 were $2.2 million and $1.3 million, respectively.  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $1.1 million and $727 thousand at March 31, 2016 and June 30, 2015, respectively.

As part of the acquisition of KUPI, the Company issued $200.0 million unsecured 12.0% Senior Notes and a warrant with a fair value of $29.2 million to UCB.  Accounts payables include amounts due to UCB of $2.1 million at March 31, 2016.  Purchases of authorized generics from UCB totaled $4.3 million and $5.6 million for the three and nine months ended March 31, 2016, respectively.  Accounts receivable includes amounts due from UCB of $3.0 million.  Sales to UCB for the three and nine months ended March 31, 2016 were $3.0 million and $3.0 million, respectively.

In the Company’s opinion, the terms of these transactions were not more favorable to Auburn or UCB than would have been to a non-related party.

Note 22.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 53% and 66% of the Company’s inventory purchases in the three months ended March 31, 2016 and 2015, respectively. Purchases of finished goods inventory from JSP accounted for 59% and 68% of the Company’s inventory purchases in the nine months ended March 31, 2016 and 2015, respectively.

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

Note 23.  Cody Expansion Project

On December 20, 2012, the Company, through its subsidiaries Realty and Cody Labs, entered into an agreement (“the Agreement”) with the City of Cody, Wyoming (“City of Cody”) and Forward Cody Wyoming, Inc. (“Forward Cody”), an unrelated non-profit corporation, which involves the construction of a building of approximately 24,000 square feet (the “Project”).  As part of the Agreement, Cody was obligated to make an additional capital investment in its existing facilities in the amount of $5.2 million and create an additional 45 full time positions within three years starting June 30, 2011; Realty was required to contribute 1.66 acres of land to Forward Cody and enter into a 25-year lease agreement with Forward Cody for the Project.  Realty will make annual rent payments totaling $108 thousand beginning on the date a Certificate of Occupancy permit is issued by the City of Cody and the Project is legally available for occupancy.  Cody will sublease the property from Realty.  Upon the fifth anniversary of occupancy, Realty may, at its discretion, purchase the Project from Forward Cody.  The purchase option continues until Realty purchases the Project.  Nothing in the Agreement should be deemed to create any relationship between Forward Cody and Realty other than the relationship of landlord and tenant.

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

The Company’s 25 year lease with Forward Cody commenced in April 2015.

Note 24. Settlement Agreement

On March 7, 2016, Lannett Company, Inc. (“Lannett”) entered into a Settlement Agreement Release and Mutual Release (“Settlement Agreement”) with one of its former customers, pursuant to which Lannett and such customer resolved all disputes between the parties with respect to the termination of the direct sales business relationship by Lannett on December 31, 2013.

Pursuant to the terms of the Settlement Agreement, Lannett will pay to one of its former customers the following amounts: (a) in calendar year 2016, $8.0 million in cash; (b) in calendar year 2017, at the discretion of the customer, either $8.0 million in cash or a $10.0 million credit memorandum to be applied against invoices for the purchase of products from Lannett or any of its subsidiaries by such customer; and (c) in calendar year 2018, at the discretion of the customer, either $10.0 million in cash or a $12.0 million credit memorandum to be applied against invoices for the purchase of products from Lannett or any of its subsidiaries by such customer.

As a result of the settlement agreement, the Company recorded a reduction to net sales in the amount of $23.6 million, which represents the net present value of the future cash payments.

Note 25. Subsequent Events

On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.

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

2016 Restructuring Plan

On February 1, 2016, in connection with the acquisition of KUPI, the Company formulated a plan related to the future integration of KUPI and the Company’s businesses. The integration plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development, and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $23.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $14.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closures costs and other actions.

The plan is expected to result in cost synergies of approximately $40.0 million during the 12 months following the close of the acquisition, including $27.0 million in fiscal 2016, and is currently estimated to generate annualized synergies of approximately $50.0 million by the end of fiscal 2018 and achieve an ultimate annual run rate of approximately $65.0 million by the end of fiscal 2020.

These amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

Financial Summary

For the third quarter of Fiscal Year 2016, net sales increased to $163.7 million, which included $69.9 million of net sales from the recently acquired KUPI.  Excluding the impact of KUPI, net sales decreased 6% as compared to the same prior-year period primarily due to pricing pressures and increased competition, partially offset by increased volumes.  Total net sales, which included a $23.6 million reduction for a settlement agreement, increased to $140.1 million from $99.4 million in the prior-year period.  Gross profit, including the $23.6 million settlement agreement, decreased to $57.5 million compared to $75.6 million in the prior-year period and gross profit percentage decreased to 41% compared to 76% in the prior-year period.  Excluding the impact of KUPI and the settlement agreement, gross profit as a percentage of net sales decreased to 71%.  R&D expenses increased 80% to $16.5 million compared to $9.2 million in the third quarter of Fiscal Year 2015 while SG&A expenses increased 39% to $16.2 million from $11.6 million.  Acquisition and integration-related expenses increased to $1.5 million from $587 thousand in the prior-year period.  Restructuring expenses increased to $4.7 million as a result of implementing the 2016 Restructuring Program.  Operating income for the third quarter of Fiscal Year 2016 was $18.6 million compared to $54.3 million in the third quarter of Fiscal Year 2015.  Net loss attributable to Lannett Company, Inc. for the third quarter of Fiscal Year 2016 was $5.5 million, or $0.15 per share compared to net income attributable to Lannett Company, Inc. of $36.2 million or $0.97 per diluted share in the third quarter of Fiscal Year 2015.

For the first nine months of Fiscal 2016, net sales increased to $397.2 million, which included $96.1 million of net sales from the recently acquired KUPI.  Excluding the impact of KUPI, net sales decreased 2% as compared to the same prior-year period primarily due to pricing pressures and increased competition, partially offset by increased volumes.  Total net sales, which included a $23.6 million reduction for a settlement agreement, increased to $373.6 million from $307.6 million in the prior-year period.  Gross profit, including the $23.6 million settlement agreement decreased to $206.6 million compared to $234.4 million in the prior-year period and gross profit percentage decreased to 55% compared to 76% in the prior-year period.  Excluding the impact of KUPI and the settlement agreement, gross profit as a percentage of net sales decreased to 72%.  R&D expenses increased 37% to $32.1 million compared to $23.4 million in the first nine months of Fiscal 2015 while SG&A expenses increased 41% to $46.4 million from $32.9 million.  Acquisition and integration-related expenses increased to $23.0 million from $2.7 million in the prior-year period.  Restructuring expenses increased to $4.7 million as a result of implementing the 2016 Restructuring Program.  Operating income for the first nine months of Fiscal 2016 was $100.4 million compared to $175.5 million in the prior-year period.  Net income attributable to Lannett Company, Inc. for the first nine months of Fiscal 2016 was $41.2 million, or $1.10 per diluted share compared to $116.0 million or $3.13 per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended March 31, 2016 compared with the three months ended March 31, 2015

Total net sales, which included a $23.6 million reduction for a settlement agreement (see Note 24), increased to $140.1 million from $99.4 million in the prior-year period.

Net sales increased 65% to $163.7 million for the three months ended March 31, 2016.  The following table identifies the Company’s net product sales by medical indication for the three months ended March 31, 2016 and 2015:

(In thousands)	Three Months Ended March 31,
Medical Indication	2016	2015
Antibiotic	$3,160	$3,005
Cardiovascular	16,652	8,457
Central Nervous System	14,264	—
Gallstone	14,698	20,489
Gastrointestinal	21,739	—
Glaucoma	6,006	5,714
Gout	59	1,453
Migraine	5,090	6,722
Muscle Relaxant	1,193	3,738
Obesity	1,023	1,084
Pain Management	7,178	4,286
Respiratory	5,308	—
Thyroid Deficiency	38,009	36,720
Urinary	6,506	—
Other	12,716	7,684
Contract manufacturing revenue	10,111	—
Net sales	163,712	99,352
Settlement agreement	(23,598)	—
Total net sales	$140,114	$99,352

Revenues from the KUPI acquisition of $69.9 million and increased volumes of $11.7 million contributed to the overall increase in net sales, partially offset by product price decreases of $17.3 million.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in, some instances, beginning to reverse.  During the period the Company experienced pricing pressure and increased competition on several products.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	59%	(54)%	—%
Cardiovascular	42%	(45)%	100%
Central Nervous System	—%	—%	100%
Gallstone	(16)%	(13)%	—%
Gastrointestinal	—%	—%	100%
Glaucoma	14%	(9)%	—%
Gout	(95)%	(1)%	—%
Migraine	(6)%	(18)%	—%
Muscle Relaxant	(55)%	(13)%	—%
Obesity	(3)%	(2)%	—%
Pain Management	8%	59%	—%
Respiratory	—%	—%	100%
Thyroid Deficiency	25%	(21)%	—%
Urinary	—%	—%	100%

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $8.2 million.  The increase was primarily attributable to additional net sales from cardiovascular products acquired in the KUPI acquisition.  Excluding the impact of KUPI, net sales of drugs used for cardiovascular treatment remained consistent with increases in volumes being equally offset by price decreases.

Central Nervous System.  Net sales of central nervous system products increased by $14.3 million.  The increase in net sales was attributable to net sales from the Methylphenidate Hydrochloride Extended Release tablets acquired in the KUPI acquisition.

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

There can be no assurance as to when or if the Company will receive the “AB” rating, however, if the Company were to receive the “AB” rating, net sales of the product could increase subject to market factors existing at that time.  The Company also agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.

Gallstone.  Net sales of drugs used for gallstones decreased by $5.8 million.  The decrease in net sales was primarily attributable to decreased volumes, and to a lesser extent, a decrease in the average selling price of key products.

Gastrointestinal.  Net sales of gastrointestinal products increased by $21.7 million.  The increase in net sales was primarily attributable to sales of gastrointestinal products acquired in the KUPI acquisition.

Pain Management.  Net sales of pain management products increased $2.9 million.  The increase in net sales was mainly attributable to price increases on the Company’s C-Topical® Solution product as well as a higher average net sales price.  Net sales was lower in the prior-period quarter as a result of an increase in return reserves related to a voluntary recall of one lot of product manufactured at the Company’s facility in Cody, Wyoming due to incorrect labeling.  The Company is continuing to move forward with its Phase III trial and anticipates filing an NDA application in calendar year 2016.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $1.3 million, primarily as a result of increased volumes, partially offset by a price concession to secure a long-term customer commitment.

Urinary.  Net sales of urinary products increased by $6.5 million.  The increase in net sales was primarily attributable to net sales of urinary products acquired in the KUPI acquisition.

Contract manufacturing revenue.  Contract manufacturing revenue for the third quarter of Fiscal 2016 totaled $10.1 million, which was attributable to the acquisition of KUPI.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended March 31:

(In thousands) Customer Distribution Channel	March 31, 2016	March 31, 2015
Wholesaler/Distributor	$118,330	$75,740
Retail Chain	25,220	14,043
Mail-Order Pharmacy	10,051	9,569
Contract manufacturing revenue	10,111	—
Net sales	163,712	99,352
Settlement agreement	(23,598)	—
Total net sales	$140,114	$99,352

Net sales to wholesaler/distributor and retail chain increased primarily as a result of additional net sales related to the KUPI acquisition.  Excluding the impact of KUPI, net sales to wholesaler/distributor and mail-order pharmacy decreased as a result of decreases in a variety of products for thyroid deficiency and cardiovascular, as discussed above.

Cost of Sales, including amortization of intangibles.  Cost of sales for the third quarter of Fiscal 2016 increased $58.9 million to $82.6 million.  The increase primarily reflected additional costs from the acquisition of KUPI, as well as the effects of purchase accounting related to the amortization of inventory step-up totaling $8.6 million and depreciation of property, plant and equipment step-up totaling $388 thousand.  Product royalties included in cost of sales totaled $6.2 million for the third quarter of Fiscal 2016 and $44 thousand for the third quarter of Fiscal 2015.  Amortization of intangible assets included in cost of sales totaled $7.3 million for the third quarter of Fiscal 2016 and $20 thousand for the third quarter of Fiscal 2015.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI and Silarx.

Gross Profit.  Gross profit for the third quarter of Fiscal 2016 decreased 24% to $57.5 million or 41% of total net sales.  In comparison, gross profit for the third quarter of Fiscal 2015 was $75.6 million or 76% of total net sales.  Excluding the impact of KUPI and the settlement agreement, gross profit as a percentage of net sales decreased to 71%.  The decrease in gross profit percentage was attributable to the settlement agreement, the dilutive impact of gross profit margins of KUPI products, additional amortization of intangibles, as well as amortization of inventory step-up and depreciation of property, plant and equipment step-up related to the acquisition of KUPI.

The Company is continuously seeking to keep product costs low, however there can be no guarantee that gross profit percentages will stay consistent in future periods. Pricing pressure from competitors, changes in product mix and the costs of producing or purchasing new drugs may also fluctuate in future periods.

Research and Development Expenses.  Research and development expenses for the third quarter increased 80% to $16.5 million in Fiscal 2016 from $9.2 million in Fiscal 2015.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional research and development expenses.  Increased product development activities also contributed to the increase in research and development expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 39% to $16.2 million in the third quarter of Fiscal 2016 compared with $11.6 million in Fiscal 2015.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional selling, general and administrative expenses.

The Company is focused on controlling operating expenses and has implemented its 2016 restructuring plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses increased $886 thousand compared to the prior-year period. The increase was mainly due to post-acquisition integration costs related to KUPI.

Restructuring Expenses.  Restructuring expenses increased $4.7 million compared to the prior-year period as a result of implementing the 2016 Restructuring Program on February 1, 2016.

Other Income (Loss).  Interest expense in the third quarter of Fiscal 2016 totaled $27.0 million compared to $8 thousand in Fiscal 2015.  The increase was due to interest on debt obligations used to finance the acquisition of KUPI, as well as amortization of debt discount and other debt issuance costs.  The weighted average interest rate for the third quarter of Fiscal 2016 was 9.2%.  Investment income totaled $204 thousand in the third quarter of Fiscal 2016 compared with an investment loss of $8 thousand in the third quarter of Fiscal 2015.

Income Tax.  The Company recorded an income tax benefit in the third quarter of Fiscal 2016 of $2.7 million compared to income tax expenses of $18.0 million in the third quarter of Fiscal 2015.  During the three months ended March 31, 2016 and March 31, 2015, the effective rate was 33.4% and 33.1%, respectively.

Net Income (Loss).  For the three months ended March 31, 2016, the Company reported net loss attributable to Lannett Company, Inc. of $5.5 million, or $0.15 per share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $36.2 million, or $0.97 per diluted share.

Results of Operations - Nine months ended March 31, 2016 compared with the nine months ended March 31, 2015

Total net sales, which included a $23.6 million reduction for a settlement agreement (see Note 24), increased to $373.6 million from $307.6 million in the prior-year period.

Net sales increased 29% to $397.2 million for the nine months ended March 31, 2016.  The following table identifies the Company’s net product sales by medical indication for the nine months ended March 31, 2016 and 2015:

(In thousands)	Nine months Ended March 31,
Medical Indication	2016	2015
Antibiotic	$8,716	$9,355
Cardiovascular	38,059	45,729
Central Nervous System	20,351	—
Gallstone	53,389	48,969
Gastrointestinal	30,431	—
Glaucoma	19,371	15,921
Gout	206	6,743
Migraine	16,338	19,455
Muscle Relaxant	4,246	6,377
Obesity	2,853	2,952
Pain Management	23,386	18,508
Respiratory	6,703	—
Thyroid Deficiency	116,543	114,601
Urinary	10,148	—
Other	34,082	18,951
Contract manufacturing revenue	12,382	—
Net sales	397,204	307,561
Settlement agreement	(23,598)	—
Total net sales	$373,606	$307,561

Revenues from the KUPI acquisition of $96.1 million and increased volumes of $35.8 million contributed to the overall increase in net sales, partially offset by product price decreases of $42.3 million.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in some instances beginning to reverse.  During the period the Company experienced pricing pressure and increased competition on several products.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	12%	(19)%	—%
Cardiovascular	(16)%	(31)%	30%
Central Nervous System	—%	—%	100%
Gallstone	17%	(8)%	—%
Gastrointestinal	—%	—%	100%
Glaucoma	21%	1%	—%
Gout	(97)%	—%	—%
Migraine	(3)%	(13)%	—%
Muscle Relaxant	(21)%	(12)%	—%
Obesity	(5)%	2%	—%
Pain Management	3%	24%	—%
Respiratory	—%	—%	100%
Thyroid Deficiency	23%	(21)%	—%
Urinary	—%	—%	100%

Cardiovascular.  Net sales of drugs used for cardiovascular treatment decreased by $7.7 million, primarily as a result of decreased volumes due to several new entrants in the market for products used to treat congestive heart failure, as well as pricing pressures.  The decreases were partially offset by net sales from cardiovascular products acquired in the KUPI acquisition.

Central Nervous System.  Net sales of central nervous system products increased by $20.4 million.  The increase in net sales was attributable to net sales from the Methylphenidate Hydrochloride Extended Release tablets acquired in the KUPI acquisition.

Gallstone.  Net sales of drugs used for gallstones increased by $4.4 million.  The increase in net sales was primarily attributable to increased volumes, partially offset by price decreases.

Gastrointestinal.  Net sales of gastrointestinal products increased by $30.4 million.  The increase in net sales was primarily attributable to sales of gastrointestinal products acquired in the KUPI acquisition.

Glaucoma.  Net sales of drugs used for the treatment of glaucoma increased by $3.5 million.  The increase in net sales was primarily attributable to increased volumes.

Gout.  Net sales of drugs used to treat gout decreased by $6.5 million.  The decrease in net sales was attributable to decreased volumes resulting from the loss of a customer contract.

Pain Management.  Net sales of pain management products increased $4.9 million.  The increase in net sales was mainly attributable to price increases on the Company’s C-Topical® Solution product as well as a higher average net sales price.  Net sales was lower in the comparable prior-year period as a result of an increase in return reserves related to a voluntary recall of one lot of product manufactured at the Company’s facility in Cody, Wyoming due to incorrect labeling.  The Company is continuing to move forward with its Phase III trial and anticipates filing an NDA application in calendar year 2016.

Respiratory.  Net sales of respiratory products increased by $6.7 million.  The increase in net sales was primarily attributable to sales of respiratory products acquired in the KUPI acquisition.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $1.9 million, as a result of increased volumes, partially offset by a price concession to secure a long-term customer commitment.

Urinary.  Net sales of urinary products increased by $10.1 million.  The increase in net sales was primarily attributable to sales of urinary products acquired in the KUPI acquisition.

Contract manufacturing revenue.  Contract manufacturing sales for the first nine months of Fiscal 2016 totaled $12.4 million, which was entirely attributable to the acquisition of KUPI.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the nine months ended March 31, 2016 and 2015:

(In thousands) Customer Distribution Channel	March 31, 2016	March 31, 2015
Wholesaler/Distributor	$291,497	$224,684
Retail Chain	64,358	47,059
Mail-Order Pharmacy	28,967	35,818
Contract manufacturing revenue	12,382	—
Net sales	397,204	307,561
Settlement agreement	(23,598)	—
Total net sales	$373,606	$307,561

Net sales to wholesaler/distributor and retail chain increased primarily as a result of additional net sales related to the KUPI acquisition.  Mail-order pharmacy net sales decreased primarily as a result of lower cardiovascular drug sales as well as drugs used for the treatment of gallstones to a specific mail-order pharmacy customer.

Cost of Sales, including amortization of intangibles.  Cost of sales for the first nine months of Fiscal 2016 increased $93.9 million to $167.0 million. The increase primarily reflected additional costs from the acquisition of KUPI, as well as the effects of purchase accounting related to the amortization of inventory step-up totaling $14.4 million and depreciation of property, plant and equipment step-up totaling $388 thousand.  Product royalties included in cost of sales totaled $10.6 million for the first nine months of Fiscal 2016 and $129 thousand for the first nine months of Fiscal 2015.  The increase was primarily the result of additional product royalties from the acquisition of KUPI.  Amortization of intangible assets included in cost of sales totaled $11.1 million for the first nine months of Fiscal 2016 and $61 thousand for the first nine months of Fiscal 2015.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI and Silarx.

Gross Profit.  Gross profit for the first nine months of Fiscal 2016 decreased 12% to $206.6 million or 55% of total net sales.  In comparison, gross profit for the first nine months of Fiscal 2015 was $234.4 million or 76% of total net sales.  Excluding the impact of KUPI and the settlement agreement, gross profit as a percentage of net sales decreased to 72%.  The decrease in gross profit percentages for the first nine months of Fiscal 2016 was attributable to the settlement agreement, the dilutive impact of gross profit margins of KUPI products, additional amortization of intangibles, as well as amortization of inventory step-up and depreciation of property, plant and equipment step-up related to the acquisition of KUPI.  Product mix and pricing pressures also contributed to lower gross profit as a percentage of net sales during the third quarter of Fiscal 2016.

The Company is continuously seeking to keep product costs low, however there can be no guarantee that gross profit percentages will stay consistent in future periods. Pricing pressure from competitors, changes in product mix and the costs of producing or purchasing new drugs may also fluctuate in future periods.

Research and Development Expenses.  Research and development expenses for the first nine months increased 37% to $32.1 million in Fiscal 2016 from $23.4 million in Fiscal 2015.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional research and development expenses.  The increase was partially offset by lower contract laboratory and bio-equivalency studies expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 41% to $46.4 million in the first nine months of Fiscal 2016 compared with $32.9 million in Fiscal 2015.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional selling, general and administrative expenses.  Additional compensation-related costs, including separation payments associated with the retirement of an executive officer, also contributed to the increase.

The Company is focused on controlling operating expenses and has implemented its 2016 restructuring plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses increased $20.3 million compared to the prior-year period. The increase was due to costs associated with the acquisition of KUPI, including investment banking, legal and accounting fees as well as post-acquisition integration costs.

Restructuring Expenses.  Restructuring expenses increased $4.7 million compared to the prior-year period as a result of implementing the 2016 Restructuring Program on February 1, 2016.

Other Income (Loss).  Interest expense in the first nine months of Fiscal 2016 totaled $38.8 million compared to $119 thousand in Fiscal 2015.  The increase was due to interest on debt obligations used to finance the acquisition of KUPI, as well as amortization of debt discount and other debt issuance costs.  The weighted average interest rate for the first nine months of Fiscal 2016 was 9.4%.  Investment income in the first nine months of Fiscal 2016 totaled $69 thousand compared to investment income of $895 thousand in Fiscal 2015.

Income Tax.  The Company recorded income tax expense in the first nine months of Fiscal 2016 of $20.3 million compared to $60.2 million in the first nine months of Fiscal 2015.  The effective tax rate for the nine months ended March 31, 2016 was 32.9% compared to 34.2% for the nine months ended March 31, 2015.  The effective tax rate for the nine months ended March 31, 2016 was lower compared to the nine months ended March 31, 2015 due primarily to higher benefits related to research and experimentation credits recorded as a result of a tax law extension passed in late 2015, with a retroactive January 1, 2015 effective date, the effect of changes in the Company’s state tax profile as result of the KUPI acquisition, partially offset by a lower domestic manufacturing deduction.

Net Income.  For the nine months ended March 31, 2016, the Company reported net income attributable to Lannett Company, Inc. of $41.2 million, or $1.10 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $116.0 million, or $3.13 per diluted share.

Liquidity and Capital Resources

Cash Flow

Through November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2016, working capital was $424.7 million as compared to $327.0 million at June 30, 2015, an increase of $97.7 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $123.2 million for the nine months ended March 31, 2016 reflected net income of $41.3 million, adjustments for non-cash items of $58.4 million, as well as cash provided by changes in operating assets and liabilities of $23.5 million.  In comparison, net cash from operating activities of $89.7 million for the nine months ended March 31, 2015 reflected net income of $116.0 million, adjustments for non-cash items of $1.3 million, as well as cash used by changes in operating assets and liabilities of $27.6 million.

Significant changes in operating assets and liabilities, net of acquisition, from June 30, 2015 to March 31, 2016 were comprised of:

•                  A decrease in accounts receivable of $50.9 million mainly due to lower gross accounts receivable outstanding and the timing of collections during the quarter ended March 31, 2016 compared to the quarter ended June 30, 2015. The Company’s days sales outstanding (“DSO”) at March 31, 2016, based on gross sales for the three months ended March 31, 2016 and gross accounts receivable at March 31, 2016, was 73 days.  The level of DSO at March 31, 2016 was comparable to the Company’s expectation that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  A decrease in inventories of $13.3 million primarily due to the timing of customer order fulfillment.

•                  An increase in accrued interest payable of $10.8 million related to interest on the $250.0 million unsecured 12.0% Senior Notes.

•                  An increase in other current assets totaling $9.7 million primarily related to state income taxes reimbursable from UCB.

•                  A decrease in accounts payable totaling $5.4 million due to the timing of payments.

•                  An increase in prepaid income taxes/income taxes payables totaling $14.7 million.  The amount was mainly due to estimated tax payments, partially offset by current tax liabilities associated with pre-tax income for the nine months ended March 31, 2016.

•                  A decrease in accrued payroll and payroll-related costs of $24.7 million primarily related to payments made in the third quarter in connection with compensation accrued by KUPI prior to the acquisition as well as payments made in August 2015 in connection with incentive compensation accrued in Fiscal Year 2015.

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

Net cash used in investing activities of $945.9 million for the nine months ended March 31, 2016 is mainly the result of the acquisition of KUPI totaling $929.6 million (net of cash acquired), purchases of investment securities of $32.1 million and purchases of property, plant and equipment of $16.6 million, partially offset by proceeds from the sale of investment securities of $32.4 million.  Net cash provided by investing activities of $1.9 million for the nine months ended March 31, 2015 is mainly the result of proceeds from the sale of investment securities of $61.3 million, partially offset by purchases of investment securities of $36.7 million and purchases of property, plant and equipment of $22.6 million.

In addition to cash, the Company also issued to UCB $200.0 million of unsecured 12.0% Senior Notes and a warrant with a fair value of $29.9 million as consideration to acquire KUPI.  The Company also has agreed to a 50/50 split of the additional tax liabilities UCB will incur associated with the IRS Section 338(H)(10) tax election, up to $35.0 million.  This amount is recorded on the Consolidated Balance Sheet as Acquisition-related contingent consideration.

Net cash provided by financing activities of $847.8 million for the nine months ended March 31, 2016 was primarily due to proceeds from the issuance of debt totaling $910.6 million, proceeds from issuance of stock pursuant to stock compensation plans of $3.8 million and excess tax benefits on stock option exercises of $1.5 million, partially offset by debt repayments of $34.2 million, payments of debt issuance costs totaling $32.7 million and purchases of treasury stock totaling $1.2 million.  Net cash provided by financing activities of $11.9 million for the nine months ended March 31, 2015 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $4.2 million and excess tax benefits on stock option exercises of $7.8 million, partially offset by debt repayments of $96 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of March 31, 2016 are as follows:

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

The Term Loan A Facility will mature on November 25, 2020. The Tranche A Term Loans amortize in quarterly installments (a) through December 31, 2017 in amounts equal to 1.25% of the original principal amount of the Term Loan A Facility and (b) from January 1, 2018 through September 30, 2020 in amounts equal to 2.50% of the original principal amount of the Term Loan A Facility, with the balance payable on November 25, 2020.  The Term Loan B Facility will mature on November 25, 2022.  The Tranche B Term Loans amortize in equal quarterly installments in amounts equal to 1.25% of the original principal amount of the Term Loan B Facility with the balance payable on November 25, 2022.  Any outstanding Revolving Loans will mature on November 25, 2020.

The Secured Credit Facility is guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and is collateralized by substantially all present and future assets of Lannett and the Subsidiary Guarantors.

The interest rates applicable to the Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted LIBOR and 1.00%, plus a borrowing margin of 4.75% (for Tranche A Term Loans) or 5.375% (for Tranche B Term Loans).  The interest rates applicable to the Revolving Credit Facility will be based on a fluctuating rate of interest of an adjusted LIBOR plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility is initially 0.50%.  After

Lannett’s first full fiscal quarter following the closing, the interest margins and unused commitment fee on the Revolving Credit Facility will be subject to a leveraged based pricing grid.

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

12.0% Senior Notes due 2023

On November 25, 2015, Lannett issued $250.0 million aggregate principal amount of its unsecured 12.0% Senior Notes due 2023 under an Indenture.  Interest on the Senior Notes accrues at the rate of 12.0% per annum and is payable semi-annually on June 15 and December 15 of each year. The Notes mature on December 15, 2023.  The Notes are guaranteed by each of Lannett’s current and future domestic subsidiaries that guarantee Lannett’s obligations under the Secured Credit Facility. The Notes may be redeemed at par, in whole but not in part, at any time prior to October 1, 2016.

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

The Company is the primary beneficiary to a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of March 31, 2016 and June 30, 2015, the effective rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of March 31, 2016, $908 thousand is outstanding under the mortgage loan, of which $140 thousand is classified as currently due.

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

The Company filed its first ANDA with a P-IV certification in Fiscal 2013. As of March 31, 2016, we have 13 paragraph IV certifications pending with the FDA, of which five were filed by Lannett, four by Silarx, and four by KUPI. Three of the paragraph IV certifications are currently being challenged. In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014. In response to our paragraph IV certification with respect to Thalomid®, Celegene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015. In response to our paragraph IV certification with respect to Dilaudid®, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P, and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015. The Company is in various stages of responding to the patent infringement claims. Refer to Note 13 “Legal and Regulatory Matters” for additional information.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments, and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $144.8 million and $69.4 million at March 31, 2016 and June 30, 2015, respectively.  Rebates payable at March 31, 2016 and June 30, 2015 were $17.0 million and $7.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid, and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the nine months ended March 31, 2016 and 2015:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2015	$35,801	$20,498	$19,209	$1,528	$77,036
Additions related to the KUPI acquisition	44,863	38,425	18,003	6,920	108,211
Current period provision	424,852	124,631	14,318	26,982	590,783
Credits issued during the period	(442,452)	(131,740)	(13,984)	(26,034)	(614,210)
Balance at March 31, 2016	$63,064	$51,814	$37,546	$9,396	$161,820

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at July 1, 2014	$30,320	$15,091	$9,341	$1,787	$56,539
Current period provision	252,290	58,190	14,208	22,875	347,563
Credits issued during the period	(250,549)	(58,071)	(5,059)	(22,901)	(336,580)
Balance at March 31, 2015	$32,061	$15,210	$18,490	$1,761	$67,522

For the three months ending March 31, 2016 and 2015, as a percentage of gross sales the provision for chargebacks was 45.0% and 36.1%, the provision for rebates was 13.2% and 9.0%, the provision for returns was 0.8% and 2.9%, and the provision for other adjustments was 2.9% and 3.8%, respectively.

For the nine months ending March 31, 2016 and 2015, as a percentage of gross sales the provision for chargebacks was 43.4% and 38.5%, the provision for rebates was 12.7% and 8.9%, the provision for returns was 1.5% and 2.2%, and the provision for other adjustments was 2.8% and 3.5%, respectively.

The increase in total reserves from June 30, 2015 to March 31, 2016 was due to increases in all reserve categories primarily as a result of reserves acquired in connection the acquisition of KUPI.  Excluding KUPI, the chargebacks and rebates reserve decreased due to lower gross sales, as well as the timing of credits taken.  The activity in the “Other” category for the nine months ended March 31, 2016 and 2015 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended March 31, 2016 and 2015, the Company recorded provisions for excess and obsolete inventory of $1.6 million and $2.1 million, respectively.  During the nine months ended March 31, 2016 and 2015, the Company recorded provisions for excess and obsolete inventory of $4.4 million and $5.0 million, respectively.

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

Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  The nature and timing of triggering events by their very nature are unpredictable; however, management regularly considers the performance of an asset as compared to its expectations, industry events, industry and economic trends, as well as any other relevant information known to management when determining if a triggering event occurred.  If a triggering event is determined to have occurred, the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset, then an impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value can materially impact our results of operations.

Goodwill and indefinite-lived intangible assets, including in-process research and development, are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances (“triggering events”) indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative test.  The quantitative impairment test consists of a Step I analysis that requires a comparison between the reporting unit’s fair value and carrying amount. If the fair value of the reporting unit exceeds its carrying amount, impairment does not exist and no further analysis is required.  A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying amount.  If the carrying amount of a reporting unit exceeds the fair value, Step II of the quantitative impairment test requires the allocation of the reporting unit fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill or indefinite-lived intangibles.  An impairment charge is recognized only when the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible is less than its carrying amount.  The judgments made in determining the estimated fair value of goodwill and indefinite-lived intangible asset can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  The Company has one reportable segment and one reporting unit, generic pharmaceuticals.  For the three and nine months ended March 31, 2016 and 2015, no impairment charges were recorded.

In-Process Research and Development

Acquired businesses are accounted for using the acquisition method of accounting.  The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values.  Amounts allocated to in-process research and development are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets as described above.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. The judgments made in determining the estimated fair value of in-process research and development, as well as asset lives, can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows.  For the three and nine months ended March 31, 2016, there were no triggering events that would indicate that impairment exists.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2016 and 2015 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Nine Months Ended
	March 31, 2016	March 31, 2015
Risk-free interest rate	1.7%	1.7%
Expected volatility	48.3%	52.1%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term	5.2 years	5.5 years
Weighted average fair value	$26.24	$17.67

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively.  Early adoption is permitted.  The Company has elected to early adopt ASU 2015-16 as of March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize right-of-use assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective application, with early adoption permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 clarifies several aspects of accounting for share-based compensation including the accounting for excess tax benefits and deficiencies, accounting for forfeitures and the classification of excess tax benefits on the cash flow statement.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and in interim periods within those fiscal years, with early adoption permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Secured Credit Facility.  Based on the variable-rate debt outstanding at March 31, 2016, each 1/8% increase in interest rates would yield $1.1 million of incremental annual interest expense.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of March 31, 2016 and June 30, 2015, the effective interest rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of March 31, 2016, $908 thousand is outstanding under the mortgage loan.

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

Change in Internal Control Over Financial Reporting

We acquired KUPI on November 25, 2015 and are currently in the process of integrating KUPI’s into our existing internal controls over financial reporting.  Except for any changes in internal controls related to the integration of KUPI, there has been no change in Lannett’s internal control over financial reporting during the three and nine months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Operations

A relatively small group of products may represent a significant portion of our revenues, gross profit, or net earnings from time to time.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit, and net earnings. For the nine months ended March 31, 2016 and 2015, our top five products in terms of sales, in the aggregate, represented approximately 57% and 78%, respectively, of our net sales.  For the fiscal years ended June 30, 2015, 2014 and 2013, our top five products in terms of sales, in the aggregate, represented approximately 78%, 74% and 69%, respectively, of our net sales. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or share price could be materially adversely affected.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: May 10, 2016	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: May 10, 2016	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: May 10, 2016	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Financial Reporting and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document