Form 10-K
period 2016-06-30
LANNETT CO INC
filed 2016-08-29
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2015 was $1,248,715,702 based on the closing price of the stock on the NYSE.

As of July 31, 2016, there were 36,892,377 shares of the registrant’s common stock, $.001 par value, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  Any statements made in this Annual Report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on management’s beliefs and assumptions based on information available to them at this time.  Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, anticipated financial performance and integration of acquisitions.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements.  We believe the risks and uncertainties discussed under the “Item 1A - Risk Factors” and other risks and uncertainties detailed herein and from time to time in our SEC filings may affect our actual results.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We also may make additional disclosures in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and in other filings that we may make from time to time with the SEC.  Other factors besides those listed here could also adversely affect us.

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of brand pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2016.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

The Company has experienced total net sales growth at a compounded annual growth rate in excess of 28% over the past fifteen years.  In that time period, total net sales increased from $12.1 million in fiscal year 2001 to $542.5 million in fiscal year 2016.  This growth has been achieved through filing and receiving approvals for abbreviated new drug applications (“ANDAs”), favorable product pricing environments, strategic partnerships and launches of additional manufactured drugs, opportunities resulting from our strong historical record of regulatory compliance, as well as the June 1, 2015 acquisition of Silarx Pharmaceuticals, Inc. (“Silarx”) and the recent Kremers Urban Pharmaceuticals Inc. (“KUPI”) acquisition.

All products that we currently manufacture and/or distribute are prescription products with the exception of a small portfolio of over-the-counter products manufactured by Silarx Pharmaceuticals, Inc., our wholly-owned subsidiary.  Our top five products in fiscal years 2016, 2015 and 2014 accounted for 57%, 78% and 74% of total net sales, respectively.

On November 25, 2015, the Company completed the acquisition of KUPI, the former U.S. specialty generic pharmaceuticals subsidiary of global biopharmaceuticals company UCB S.A.  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline and complementary research and development (“R&D”) expertise.

Competitive Strengths

Vertically Integrated Manufacturer, Supplier and Distributor of Narcotics and Controlled Drugs.  In July 2008, the U.S. Drug Enforcement Administration (“DEA”) granted Cody Laboratories, Inc. (“Cody Labs”) a license to directly import concentrated poppy straw for conversion into opioid-based active pharmaceutical ingredients (“APIs”) for commercial use in various dosage forms for pain management.  This license, along with Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry, no foreign dosage form competition and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.

Proven Ability to Develop Successful Products and Achieve Scale in Production.  We believe that our ability to select viable products for development, efficiently develop such products, including obtaining any applicable regulatory approvals, vertically integrate into certain markets and achieve economies of scale in production are critical to our success in the generic pharmaceutical industry.  We intend to focus on long-term profitability driven in part by securing market positions with few vertically integrated competitors.

Efficient Development Systems and Manufacturing Expertise for New Products.  We believe that our manufacturing expertise, low overhead expenses, efficient product development and marketing capabilities can help us remain competitive in the generic pharmaceutical market.  We intend to dedicate significant capital toward developing new products because we believe our success is linked to our ability to continually introduce new generic products into the marketplace.  Competition from new and other market participants for the manufacture and distribution of certain products would likely affect our market share with respect to such products as well as force us to reduce our selling price for such products due to their increased availability.  As a result, we believe that our success depends on our ability to properly assess the competitive market for new products, including market share, the number of competitors and the generic unit price erosion.  We intend to reduce our exposure to competitive influences that may negatively affect our sales and profits, including the potential saturation of the market for certain products, by continuing to emphasize maintenance of a strong product selection R&D pipeline.

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

If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  Levothyroxine Sodium and Digoxin collectively accounted for 34% of our total net sales in fiscal year 2016.

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will continue to meet the minimum purchase requirement for Fiscal 2017 and thereafter.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Dependable Supplier to our Customers.  We believe we are viewed within the generic pharmaceutical industry as a strong, dependable supplier.  We have cultivated strong and dependable customer relationships by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders.  A majority of our orders are filled and shipped on or the day after we receive the order.

Strong Track Record of Obtaining Regulatory Approvals for New Products.  During the past three fiscal years, we have received several approved ANDA /ANDA supplements from the Food and Drug Administration (the “FDA”).  Although the timing of ANDA approvals by the FDA is uncertain, we currently expect to receive several more during Fiscal 2017.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

Reputation for Regulatory Compliance.  We have a strong track record of regulatory compliance.  We believe that we have strong effective regulatory compliance capabilities and practices due to the hiring of qualified individuals and the implementation of strong current Good Manufacturing Practices (“cGMP”).  Our agility in responding quickly to market events and a reputation for regulatory compliance position us to avail ourselves of market opportunities as they are presented to us.

In addition, narcotics which are classified by the DEA as “controlled drugs” are subject to a rigorous regulatory compliance regimen.  We have been granted a license from the DEA to import raw concentrated poppy straw for conversion into commercial APIs.  Such licenses are renewed annually and non-compliance could result in a license not being renewed.  As a result, we believe that our strong reputation for regulatory compliance allows us to have a competitive edge in managing the production and distribution of controlled drugs.

Business Strategies

Continue to Broaden our Product Lines Through Internal Development and Strategic Partnerships.

We are focused on increasing our market share in the generic pharmaceutical industry while concentrating additional resources on the development of new products, with an emphasis on controlled substance products.  We continue to improve our financial performance by expanding our line of generic products, increasing unit sales to current customers, creating manufacturing efficiencies and managing our overhead and administrative costs.

We have four strategies for expanding our product offerings: (1) deploying our experienced R&D staff to develop products in-house; (2) entering into product development agreements or strategic alliances with third-party product developers and formulators; (3) purchasing ANDAs from other generic manufacturers; and (4) marketing drugs under brand-names.  We expect that each strategy will facilitate our identification, selection and development of additional pharmaceutical products that we may distribute through our existing network of customers.

Key highlights related to product developments during Fiscal 2016 included the Company announcing a strategic partnership with YiChang HEC ChangJiang Pharmaceutical Co., Ltd, an HEC Group company, to co-develop a generic insulin pharmaceutical product for the U.S. market.  The product is currently in late stage development.  The Company will manage the remaining clinical and regulatory steps specific for a U.S. Food and Drug Administration (FDA) license to market and will have the exclusive U.S. marketing rights to the product.

We have several existing supply and development agreements with both international and domestic companies; in addition, we are currently in negotiations on similar agreements with additional companies through which we can market and distribute future products.  We intend to capitalize on our strong customer relationships to build our market share for such products.

Mergers and Acquisitions.

We are active in evaluating potential mergers and acquisitions opportunities that are a strategic fit and accretive to our business.  We are particularly interested in opportunities that globalize our business, further vertically integrate our operations, or enhance shareholder value through tax favorable jurisdiction treatment.  During Fiscal 2016, we completed the acquisition of KUPI, the former subsidiary of global biopharmaceuticals company UCB S.A.

KUPI is a U.S. specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline and complementary R&D expertise.

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

Leverage Ability to Vertically Integrate as a Manufacturer, Supplier and Distributor of Controlled Substance Products.

One initiative that is at the core of the Company’s strategy is to continue leveraging the asset we acquired in 2007, Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based commercial APIs for use in various dosage forms for pain management.  The value of this license comes from the fact that, to date, only a limited number of companies in the U.S. have been granted this license.  This license, along with Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry, no foreign dosage form competition and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture of non-opioid-based APIs.

The Company believes that the demand for controlled substance, pain management drugs will continue to grow as the “Baby Boomer” generation ages.  By concentrating additional resources in the development of opioid-based APIs and abuse deterrent features to current dosage forms, the Company is well-positioned to take advantage of this opportunity.  The Company is currently vertically integrated on two products with several others in various stages of development.

Key Products

Levothyroxine Sodium Tablets

Levothyroxine Sodium tablets, which are used for the treatment of thyroid deficiency by patients of various ages and demographic backgrounds, is the second most prescribed drug in the United States. The product is manufactured by JSP and distributed by us under the JSP Distribution Agreement and is produced and marketed in 12 potencies. Net sales of Levothyroxine Sodium tablets totaled $162.4 million in fiscal year 2016. Levothyroxine is a narrow therapeutic index drug and very difficult to formulate which results in a less competitive market environment for this molecule. In our distribution of these products, we compete with two brand Levothyroxine Sodium products, AbbVie’s Synthroid and Pfizer’s Levoxyl, as well as generic products from Mylan and Sandoz.

Digoxin Tablets

Digoxin tablets, which are used to treat congestive heart failure in patients of various ages and demographics, are produced and marketed with two different potencies. This product is manufactured by JSP and we distribute it under the JSP Distribution Agreement. Net sales of this product totaled $23.9 million in fiscal year 2016. The product is highly potent based on Environment, Health & Safety (“EHS”), regulations and its API availability is limited given there are only two active suppliers, based on the FDA Drug Master File (“DMF”) list. In our distribution of these products, we compete with generic products from Mylan, Impax, West-Ward and until recently Sun, as well as the brand product Lanoxin distributed by Concordia.

Acetazolamide Tablets

Acetazolamide tablets are used for the treatment of glaucoma. The product is a carbonic anhydrase inhibitor that reduces fluid pressure in the eyeball. It also increases the removal of water from the body by the kidneys and may block certain nerve discharges that may contribute to seizures. Net sales of Acetazolamide tablets totaled $25.3 million in fiscal year 2016. Currently, our primary generic competitor for this drug is Taro Pharmaceutical Industries.

Butalbital Products

We distribute three products containing Butalbital.  We have manufactured and sold Butalbital with Aspirin and Caffeine capsules for more than 25 years.  Butalbital with Aspirin, Caffeine and Codeine Phosphate capsules are manufactured by JSP and distributed under the JSP Distribution Agreement.  Additionally, in September 2012, the Company was approved to sell Butalbital, Acetaminophen and Caffeine Tablets.  Butalbital products, which are orally administered in capsule or tablet dosage forms, are prescribed to treat migraines and tension headaches caused by contractions of the muscles in the neck and shoulder area.

The drug is prescribed primarily for adults of various demographics.  Migraines are an increasingly prevalent condition in the United States, and we believe the demand for effective medical treatments will continue to increase.  Net sales of Butalbital products totaled $21.8 million in fiscal year 2016. Although new innovator drugs to treat migraines have been introduced by brand-name drug companies, we believe that there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.  In our distribution of these products, we compete with products from Mallinckrodt, Mikart, Qualitest, Watson, West-Ward, Actavis and Breckenridge.

Ursodiol Capsules

Ursodiol Capsules are produced and marketed in 300 mg capsules and are used for the treatment of gallstones.  Net sales of Ursodiol capsules totaled $67.3 million in fiscal year 2016.  We compete with a generic product from Epic and Mylan, as well as the brand product Actigall distributed by Actavis.

Omeprazole Capsules

Omeprazole is a proton pump inhibitor that decreases the amount of acid produced in the stomach. The product is a generic version of the branded drug Prilosec®. It is indicated for heartburn or irritation of the esophagus caused by gastroesophageal reflux disease. KUPI produces Omeprazole DR capsules in 10mg, 20mg and 40mg dosages. Net sales of Omeprazole capsules totaled $23.7 million in fiscal year 2016. In distributing this product, we compete primarily with Sandoz, Dr. Reddy’s and Zydus.

Methylphendiate Hydrochloride ER

Methylphenidate ER is a central nervous system stimulant indicated for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) in children six years of age and older, adolescents and adults up to the age of 65. The product is a generic version of the branded drug Concerta®, which is currently marketed by Janssen Pharmaceuticals, Inc. and competes with a generic product marketed by Mallinckrodt Pharmaceuticals and an Authorized Generic (“AG”) marketed by Actavis. The product was approved by the FDA in 2013 with a therapeutic equivalence rating of AB, meaning the FDA deemed it therapeutically equivalent to the brand-name drug, Concerta®.  Net sales of Methylphenidate ER tablets totaled $28.3 million in fiscal year 2016.

During a teleconference in November 2014, the FDA informed KUPI that it had concerns about whether generic versions of Concerta® (methylphenidate hydrochloride extended release tablets), including KUPI’s Methylphenidate ER product, are therapeutically equivalent to Concerta®.  FDA indicated that its concerns were based in part on adverse event reports concerning lack of effect and its analyses of pharmacokinetic data.  FDA informed KUPI that it was changing the therapeutic equivalence rating of its product from “AB” (therapeutically equivalent) to “BX.”  A BX-rated drug is a product for which data are insufficient to determine therapeutic equivalence; it is still approved and can be dispensed, but it may not be automatically substitutable at the pharmacy for the brand-name drug under certain state laws.  The FDA has indicated that there are no safety issues with KUPI’s product.

During the November 2014 teleconference, FDA also asked KUPI to either voluntarily withdraw its product or to conduct new bioequivalence (“BE”) testing in accordance with the recommendations for demonstrating bioequivalence to Concerta proposed in a new draft BE guidance that FDA issued earlier that November.  FDA had approved the KUPI product (and originally granted it an AB rating) in 2013, on the basis of KUPI data showing its product met bioequivalence criteria set forth in draft bioequivalence guidance that FDA had issued in 2012.  FDA’s position concerning the KUPI product was the subject of a public announcement by the agency. KUPI agreed to conduct new bioequivalence studies per the new draft bioequivalence guidance.  KUPI submitted the data from those studies to FDA in May 2015. The Company continues to pursue the FDA to obtain its decision on the submitted study as well as its response on whether it will restore the AB-rating for our product.

Pain Management Products

Cocaine Topical® Solution (“C-Topical®”) is produced and marketed under a preliminary new drug application (“PIND”) in two different strengths and two different size containers.  C-Topical® is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery and sinoplasty.  The Company has completed a Phase III clinical trial and our Clinical Research Organization (“CRO”) is assembling the data for our New Drug Application (“NDA”) for C-Topical® and continues to actively market the product utilizing a group of brand representatives in key market locations throughout the United States.

Morphine Sulfate Oral Solution is produced and marketed in three different size containers.  We manufacture this product at Cody Labs and are currently finishing the manufacturing methods and capabilities to make the API.  This drug is prescribed primarily for the management of pain in adults.

Oxycodone HCl Oral Solution (“Oxycodone”) was produced until August 20, 2012 and marketed until October 4, 2012 in two different size containers, at which point, as a result of FDA enforcement actions against all market participants, the Company voluntarily exited the market.  Prior to the enforcement actions the Company had submitted an ANDA to the FDA and subsequently received approval and commenced shipping Oxycodone in September 2014.

This drug is prescribed primarily for the management and relief of moderate to moderately severe pain.

Other products in the pain management franchise include Hydromorphone HCl tablets, where we are vertically integrated, and Codeine Sulfate tablets.  Additionally, the Company added several pain management products through the Silarx acquisition.  Net sales of pain management products totaled $29.8 million in fiscal year 2016.

Validated Pharmaceutical Capabilities

Lannett’s 31,000 square foot manufacturing facility sits on 3.5 acres of Company-owned land.  In addition, we own a 63,000 square foot building residing on 3.0 acres of Company-owned land.  This facility is located within one mile of our manufacturing facility.  The facility houses our Quality Control (“QC”) laboratories, packaging and research and development and has capacity for additional manufacturing space, if needed.  We also own a 66,000 square foot building on 7.3 acres of land, which is used for certain administrative functions, warehouse space and shipping.  It also has capacity for additional manufacturing space, if needed.  All three of these buildings are located in Philadelphia, Pennsylvania.

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

In June 2015, we completed the acquisition of Silarx.  The Silarx manufacturing facility consists of an 110,000 square foot facility located in Carmel, New York and sits on 25.8 acres of land.  The facility currently houses manufacturing, packaging, research and development and has capacity for additional manufacturing space, if needed.

In November 2015, we completed the acquisition of KUPI.  KUPI’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity controlled storage warehouse.  Seymour has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, Korea and Turkey. Since 2008, KUPI has invested more than $75 million into improvements to the facility and new equipment. This investment enabled the facility to increase production from approximately 1.2 billion doses in 2008 to over 2.7 billion doses in 2014.  KUPI recently completed a $20 million, 20,000 square foot expansion of the facility which, in combination with an additional planned expansion in 2016, is expected to increase capacity to 3.9 billion doses by 2017.  KUPI added a large vault for storing controlled substances in 2011 and is also planning to expand its vault capabilities relating to Schedule II (“CII”) products in conformance with DEA requirements.  The facility also includes four packaging lines, one of which is a high speed line added in 2012.  The serialization has been completed on three lines and we expect to complete the fourth line in the near future.

We have adopted many processes in support of regulations relating to cGMPs in the last several years and we believe we are operating our facilities in substantial compliance with the FDA’s cGMP regulations.  In designing our facilities, full attention was given to material flow, equipment and automation, quality control and inspection.  A granulator, an automatic film coating machine, high-speed tablet presses, blenders, encapsulators, fluid bed dryers, high shear mixers, high-speed bottle filling and high potency or specialized manufacturing suites are a few examples of the sophisticated product development, manufacturing and packaging equipment used in the production process.  In addition, our Quality Control laboratory facilities are equipped with high precision instruments, such as automated liquid chromatographs (“HPLC” and “UPLC”), gas chromatographs and laser particle size analyzers.

We continue to pursue “Quality by Design” for improving and maintaining quality control and quality assurance programs in our pharmaceutical development and manufacturing facilities, which is outlined in the FDA report entitled, “Pharmaceutical Quality for the 21st Century: A Risk-Based Approach.”  The FDA periodically inspects our production facilities to determine our compliance with the FDA’s manufacturing standards.  Typically, after completing its inspection, the FDA will issue a report, entitled a “Form 483,” containing observations arising from an inspection.  The FDA’s observations may be minor or severe in nature and the degree of severity is generally determined by the time necessary to remediate the cGMP violation, any consequences to the consumer of the products and whether the observation is subject to a Warning Letter from the FDA. By strictly complying with cGMPs and the various FDA guidelines, Good Laboratory Practices (“GLPs”), as well as adherence to our Standard Operating Procedures, we have never received a cGMP Warning Letter in more than 70 years of business.

Research and Development Process

Over the past several years, we have invested heavily in R&D projects.  The costs of these R&D efforts are expensed during the periods incurred.  We believe that such costs may be recovered in future years when we receive approval from the FDA to manufacture and distribute such products.  We have embarked on a plan to grow in future years, which includes organic growth to be achieved through our R&D efforts.  We expect that our growing list of generic products under development will drive future growth.  Over the past several years, we have hired additional personnel in product development, production and formulation.  The following steps outline the numerous stages in the generic drug development process:

1.)          Formulation and Analytical Method Development.  After a drug candidate is selected for future sale, product development scientists perform various experiments in order for the binding agents or lubricants to incorporate APIs into a dosage form that will then, not only be therapeutically equivalent to the brand name drug, but match its size and shape as well.  These experiments will result in the creation of a number of product formulations to determine which formula will be most suitable for our subsequent development process.  Various formulations are tested in the laboratory to measure results against the innovator brand drug.  During this time, we may use reverse engineering methods on samples of the innovator drug to determine the type and quantity of inactive ingredients.  During the formulation phase, our R&D chemists begin to develop an analytical, laboratory testing method.  The successful development of this test method will allow us to test developmental and commercial batches of the product in the future.  All of the information used in the final formulation, including the analytical test methods adopted for the generic drug candidate, will be included as part of the Chemistry, Manufacturing and Controls (“CMC”) section of the ANDA submitted to the FDA.

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

3.)          Bioequivalency and Clinical Testing.  After a successful scale-up of the generic drug batch, we schedule and perform generally required bioequivalency testing on the product and in some cases, clinical testing if required by the FDA.  These procedures, which are generally outsourced to third parties, include testing the absorption of the generic product in the human bloodstream compared to the absorption of the innovator drug.  The results of this testing are then documented and reported to us to determine the “success” of the generic drug product.  Success, in this context, means that we are able to demonstrate that our product is comparable to the innovator product in dosage form, strength, route of administration, quality, performance characteristics and intended use.

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

4.)          Submission of the ANDA for FDA Review and Approval.  The ANDA process became formalized under The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act (“Hatch-Waxman Act”).  The Hatch-Waxman Act amended the Federal Food, Drug and Cosmetic Act (“FDCA”) to permit the FDA to review and approve an ANDA for a generic equivalent of a new drug product, which previously received FDA approval through its new drug approval process, without having the generic drug company conduct costly clinical trials.  An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures.

We currently file our ANDAs and NDAs electronically.  On July 9, 2012, the Food and Drug Administration Safety and Innovation Act was enacted, which included the Generic Drug User Fee Amendments of 2012 (“GDUFA”).  Under these Amendments the FDA committed to reviewing 90% of complete electronic generic applications within 10 months after the date of submission.  Applications filed after October 2014 will be reviewed under this process.  While we have received approval for some of our ANDAs in as little as 14 months, we have also waited longer than 77 months before receiving approval.  The FDA has advised that electronic submissions of applications may shorten the approval process, however ANDAs and NDAs submitted for our products may not receive FDA approval on a timely basis, or at all.

When a generic drug company files an ANDA with the FDA, it must certify either that (i) no patent was filed for the listed drug (a “paragraph I” certification), (ii) the patent has expired (a “paragraph II” certification), (iii) the patent will expire on a specified date and the ANDA filer will not market the drug until that date (a “paragraph III” certification), or (iv) the patent is invalid or would not be infringed by the manufacture, use, or sale of the new drug (a “paragraph IV” certification). A paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers.

A paragraph IV certification can trigger an automatic 30 month stay of the ANDA if the innovator company files a claim which would delay the approval of the generic company’s ANDA.

As of June 30, 2016, we have 12 paragraph IV certifications pending with the FDA.  Four of the paragraph IV certifications are currently being challenged.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our paragraph IV certification with respect to Thalomid®, Celegene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our paragraph IV certification with respect to Dilaudid®, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015.  The Company is in various stages of responding to the patent infringement claims; and in the case of Dilaudid, a settlement has been reached in principle and details are being finalized.  Refer to Note 12 “Legal and Regulatory Matters” for additional information.

Sales and Customer Relationships

We sell our pharmaceutical products to generic pharmaceutical distributors, drug wholesalers, chain drug retailers, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  We promote our products through direct sales, trade shows and bids.  Our practice of maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of those orders have contributed to a strong reputation among our customers as a dependable supplier of high quality generic pharmaceuticals.

Management

We have been focused on enhancing the quality of our management team in anticipation of continuing growth.  As part of our growth, we have established corporate and non-corporate officer positions.  We recently promoted two internal candidates to officer positions. We have hired experienced personnel from large, established, brand pharmaceutical companies as well as competing generic companies to complement the skills and knowledge of the existing management team.  As we continue to grow, additional personnel may need to be added to our management team.  We intend to hire the best people available to expand the knowledge base and expertise within our personnel ranks.

Current Products

As of the date of this filing, we manufactured and/or distributed the following products:

Name of Product(1)		Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Butalbital, Acetaminophen and Caffeine Tablets	Migraine	Fioricet®
3	Butalbital, Aspirin and Caffeine Capsules	Migraine	Fiorinal®
4	C-Topical ® Solution	Anesthetic	N/A
5	Digoxin Tablets*	Congestive Heart Failure	Lanoxin®
6	Glycolax Rx	Gastrointestinal	MiraLAX®
7	Isosorbide Mononitrate CR	Cardiovascular	Imdur®
8	Levothyroxine Sodium Tablets*	Thyroid Deficiency	Levoxyl®/ Synthroid®
9	Methylphenidate HCL CD	Central Nervous System	Metadate® CD™
10	Methylphenidate ER	Central Nervous System	Concerta®
11	Nifedipine CR	Cardiovascular	Procardia®
12	Omeprazole DR	Gastrointestinal	Prilosec®
13	Oxbutynin ER	Urinary	Ditropan®
14	Pantoprazole DR	Gastrointestinal	Protonix®
15	Pilocarpine HCl Tablets	Dryness of the Mouth	Salagen®
16	Triamterene w/Hydrochlorothiazide Capsules	Hypertension	Dyazide®
17	Ursodiol Capsules	Gallstone	Actigall ®

*Distributed under the JSP Distribution Agreement

(1) Products not listed each represented less than 1% of total net sales in Fiscal 2016.

Unlike brand, innovator companies, we generally do not develop new molecules.  However, we have filed and received two patents for APIs at our Cody, Wyoming manufacturing facility, with additional patents in process. Additionally, the Company has completed the Phase III clinical trial and our CRO is assembling the data for our New Drug Appication.

The Company continues to actively market the product utilizing a group of brand representatives in key market locations throughout the United States.

In fiscal year 2016, we received several ANDA/ANDA supplement approvals from the FDA.  The following summary contains more specific details regarding our latest ANDA approvals.  Market data was obtained from Wolters Kluwer and IMS.

In August 2015, we received a letter from the FDA with approval to market and launch Aripiprazole Oral Solution 1 mg/ML, the generic version of the antidepressant drug ABILIFY®.  According to IMS, annual total U.S. sales of Aripiprazole 1mg/mL Oral Solution at Average Wholesale Price (“AWP”) were approximately $76.0 million.  However, when the brand-name drug was discontinued just prior to our approval being received from the FDA, the market opportunity declined.

In October 2015, we received a letter from the FDA with approval to market and launch Memantine Hydrochloride Oral Solution 2 mg/mL, the therapeutic equivalent to the reference listed drug Namenda® Oral Solution, 2mg/mL of Forest Pharmaceuticals.  According to IMS, for the year ended June 2015, total U.S. sales of Memantine Hydrochloride Oral Solution 2 mg/mL at AWP were approximately $12.0 million.

In February 2016, we received a letter from the FDA with approval to market and launch Temozolomide Capsules 5 mg, 20 mg, 100 mg, 140 mg, 180 mg and 250 mg, the therapeutic equivalent to the reference drug listed Temodar® Capsules of Merck & Co.  According to IMS, total U.S. sales in 2015 of Temozolomide Capsules 5 mg, 20 mg, 100 mg, 140 mg, 180 mg and 250 mg at AWP were approximately $206.0 million.

In February 2016, we received a letter from the FDA with approval to market and launch Sumatriptan Nasal Spray USP, 5 mg/spray and 20 mg/spray, the therapeutic equivalent to the reference listed drug Imitrex® Nasal Spray, of GlaxoSmithKline.  According to IMS, total U.S. sales in 2015 of Sumatriptan Nasal Spray USP, 5 mg/spray and 20mg/spray at AWP were approximately $62.0 million.

In March 2016, we received a letter from the FDA with approval to market and launch Potassium Chloride Extended-release Capsules USP, 8 mEq and 10 mEq, the therapeutic equivalent to the reference listed drug of Actavis Labs FL, Inc.  According to IMS, total U.S. sales in 2015 of Potassium Chloride Extended-release Capsules USP, 8 mEq and 10 mEq at AWP were approximately $89.0 million.

In June 2016, we received a letter from the FDA with approval to market and launch Neomycin Sulfate Tablets USP, 500 mg, the therapeutic equivalent to the reference listed drug,  Neomycin Sulfate Tablets USP, 500 mg, of Teva Pharmaceuticals USA, Inc.  According to IMS, total U.S. sales in 2015 of Neomycin Sulfate Tablets USP, 500 mg, at AWP were approximately $3.0 million.

In June 2016, we received a letter from the FDA with approval to market and launch Diazepam Oral Solution, 5 mg/5 mL, the therapeutic equivalent to the reference listed drug, Diazepam Oral Solution, 5mg/5mL, of Roxane Laboratories, Inc.  According to IMS, total U.S. sales in 2015 of Diazepam Oral Solution, 5 mg/5 mL, at AWP were approximately $4.0 million.

We have additional products currently under development which are orally administered solid oral-dosage products (i.e., tablet/capsule) or oral solutions, nasal, topicals or parentarels, as well as other dosage forms designed to be generic equivalents to brand-named innovator drugs.  Our developmental drug products are intended to treat a diverse range of indications.  The products under development are at various stages in the development cycle—formulation, scale-up, clinical testing and FDA review.

The cost associated with each product that we are currently developing is dependent on numerous factors, including but not limited to, the complexity of the active ingredient’s chemical characteristics, the price of the raw materials and the FDA-mandated requirement of bioequivalence studies (depending on the FDA’s Orange Book classification).  With the introduction of GDUFA and additional guidance issued by the FDA, the cost to develop a new generic product varies but now totals several million dollars.

In addition, we currently own several ANDAs that are dormant for products which we currently do not manufacture and market.  Occasionally, we review such ANDAs to determine if the market potential for any of these older drugs has recently changed to make it attractive for us to reconsider manufacturing and selling.  If we decide to introduce one of these products into the consumer market, we must review the original ANDA and related documentation to ensure that the approved product specifications, formulation and other factors meet current FDA requirements for the marketing of the applicable drug.  Generally, in these situations, we file a supplement to the FDA for the applicable ANDA, informing the FDA of any significant changes in the manufacturing process, the formulation, the raw material supplier, or another major feature of the previously approved ANDA.  We would then redevelop the product and submit it to the FDA for supplemental approval.  The FDA’s approval process for an ANDA supplement is similar to that of a new ANDA.

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

The following table summarizes key information related to our R&D products at June 30, 2016.  The column headings are defined as follows:

1.)          Stage of R&D — defines the current stage of the R&D product in the development process, as of the date of this Form 10-K.

2.)          Regulatory Requirement — defines whether the R&D product is or is expected to be a new ANDA submission or a NDA.

3.)          Number of Products — defines the number of products in R&D at the stage noted.  In this context, a product means any finished dosage form, including all potencies, containing the same API or combination of APIs and which represents a generic version of the same Reference Listed Drug (“RLD”) or innovator drug, identified in the FDA’s Orange Book.

Stage of R&D	Regulatory Requirement	Number of Products
FDA Review	ANDA	30
In Development	ANDA/NDA	26

We recorded R&D expenses of $45.1 million in fiscal year 2016, $30.3 million in fiscal year 2015 and $27.7 million in fiscal year 2014.  These amounts included expenses associated with bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, Pennsylvania, we have also been taking steps to capitalize on favorable development costs in other countries.  We have strategic relationships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established between Lannett and these research organizations and in some cases include a royalty provision.  Development payments are normally scheduled in advance, based on attaining development milestones.

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

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods from JSP accounted for 52% of our inventory purchases in fiscal year 2016, 68% in fiscal year 2015 and 62% in fiscal year 2014.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules; Digoxin Tablets; and Levothyroxine Sodium Tablets, sold generically and under the brand-name Unithroid®.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and its designees.  The Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will continue to meet the minimum purchase requirement for Fiscal 2017 and thereafter.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

We have entered into definitive supply and development agreements with JSP, Summit Bioscience LLC, HEC Pharm Group, Pharma Pass II LLC and various other international and domestic companies.  The Company is currently in negotiations on similar agreements with other companies and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties.  The Company plans to continue evaluating potential merger and acquisition opportunities as well as product acquisitions that are a strategic fit and accretive to the business.

Customers and Marketing

We sell our products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores and other pharmaceutical companies.  The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, McKesson and Cardinal Health, accounted for 25%, 16% and 7%, respectively, of our total net sales in fiscal year 2016 and 30%, 11% and 7%, respectively, of our total net sales in fiscal year 2015.  Our largest chain drug store customer in fiscal year 2016 and 2015 accounted for 5% and 6% of total net sales, respectively.

Sales to wholesale customers include “indirect sales,” which represent sales to third-party entities, such as independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as “indirect customers.”  We enter into definitive agreements with our indirect customers to establish pricing for certain covered products.  Under such agreements, the indirect customers independently select a wholesaler from which to purchase the products at these agreed-upon prices.  We will provide credit to the wholesaler for the difference between the agreed-upon price with the indirect customer and the wholesaler’s invoice price.  This credit is called a “chargeback.”  For more information on chargebacks, see the section entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.  These indirect sale transactions are recorded on our books as sales to wholesale customers.

We promote our products through direct sales, trade shows and group purchasing organizations’ bidding processes.  We also market our products through private label arrangements, under which we manufacture our products with a label containing the name and logo of our customer.  This practice is commonly referred to as “private label.”  Private label allows us to leverage our internal sales efforts by using the marketing services from other well-respected pharmaceutical competitors.  The focus of our sales efforts is the relationships we create with our customer accounts.

Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Historically and in fiscal years 2016, 2015 and 2014, our advertising expenses were immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Competition

The manufacturing and distribution of generic pharmaceutical products is a highly competitive industry.  Competition is based primarily on price.  In addition to competitive pricing, our competitive advantages are our ability to provide strong and dependable customer service by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of orders.  We ensure that our products are available from national suppliers as well as our own warehouse.  The modernization of our facilities, hiring of experienced staff and implementation of inventory and quality control programs have improved our competitive cost position.

We compete with other manufacturers and marketers of generic and brand-name drugs.  Each product manufactured and/or sold by us has a different set of competitors.  The list below identifies the companies with which we primarily compete with respect to each of our major products:

Product	Primary Competitors

Acetazolomide Tablets	Taro

Butalbital, Acetaminophen and Caffeine Tablets	Mallinckrodt, Mikart, Qualitest, Watson and West-Ward

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Actavis and Breckenridge

C-Topical® Solution	Compounding pharmacies and alternative drugs

Digoxin Tablets	Mylan, Impax, West-Ward, Sun and Concordia

Levothyroxine Sodium Tablets	AbbVie, Pfizer, Mylan and Sandoz

Methylphenidate ER Tablets	Janssen, Mallinckrodt and Actavis

Omeprazole Capsules	Sandoz, Dr. Reddy’s and Zydus

Ursodiol Capsules	Epic, Mylan and Actavis

Government Regulation

Pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA and, in cases of controlled substance products the DEA and to a lesser extent by other federal regulatory bodies and state governments.  The Federal Food, Drug and Cosmetic Act (the “FDCA”), the Controlled Substance Act (the “CSA”) and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of our generic drug products.  Non-compliance with applicable regulations can result in fines, product recalls and seizure of products, total or partial suspension of production, personal and/or corporate prosecution and debarment and refusal of the government to approve new drug applications.  The FDA also has the authority to revoke previously approved drug applications after a hearing.

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

The results of preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin.  Further, each clinical trial must be reviewed and approved by an independent Institutional Review Board.  Human clinical trials are typically conducted in three sequential phases that may overlap.  These phases generally include:

•                  Phase I, during which the drug is introduced into healthy human subjects or, on occasion, patients and is tested for safety, stability, dose tolerance and metabolism;

•                  Phase II, during which the drug is introduced into a limited patient population to determine the efficacy of the product in specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse effects and safety risks; and

•                  Phase III, during which the clinical trial is expanded to a larger and more diverse patient group at geographically dispersed clinical trial sites to further evaluate clinical efficacy, optimal dosage and safety.

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

The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals.

Satisfaction of FDA new drug approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and/or require additional procedures which increase manufacturing costs.  Success in early stage clinical trials does not assure success in later stage clinical trials.  Data obtained from clinical activities is not always conclusive and may be subject to varying interpretations that could delay, limit, or prevent regulatory approval.  Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

•                  Abbreviated New Drug Applications: An ANDA is similar to an NDA except that the FDA generally waives the requirement of complete clinical studies of safety and efficacy.  However, it may require bioavailability and bioequivalence studies.  Bioavailability indicates the rate of absorption and levels of concentration of a drug in the bloodstream needed to produce a therapeutic effect.  Bioequivalence compares one drug product with another and indicates if the rate of absorption and the levels of concentration of a generic drug in the body are within prescribed statistical limits to those of a previously approved drug.  Under the Hatch-Waxman Act, an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug regardless of when such other drug was approved.  The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product.  A product is not eligible for ANDA approval if the FDA determines that it is not equivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved Suitability Petition.  However, such a product might be approved under an NDA, with supportive data from clinical trials.

In addition to establishing a new ANDA procedure, the Hatch-Waxman Act created statutory protections for approved brand-name drugs.  Under the Hatch-Waxman Act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the brand-name drug have expired or have been determined to be invalid.  Prior to this act, the FDA gave no consideration to the patent status of a previously approved drug.  Upon NDA approval, the FDA lists in its Orange Book the approved drug product and any patents identified by the NDA applicant that relate to the drug product.  Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the FDA’s Orange Book before expiration of the referenced patent(s), must certify to the FDA that (1) no patent information on the drug product that is the subject of the ANDA has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the ANDA is submitted.

This last certification is known as a paragraph IV certification.  A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA refers.  Before the enactment of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “MMA”), which amended the Hatch-Waxman Act, if the NDA holder or patent owner(s) asserted a patent challenge within 45 days of its receipt of the certification notice, the FDA was prevented from approving that ANDA until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in an ANDA applicant’s favor, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay.  In some cases, NDA owners and patent holders have obtained additional patents for their products after an ANDA had been filed but before that ANDA received final marketing approval and then initiated a new patent challenge, which resulted in more than one 30-month stay.  The MMA amended the Hatch-Waxman Act to eliminate certain unfair advantages of patent holders in the implementation of the Hatch-Waxman Act.  As a result, the NDA owner remains entitled to an automatic 30-month stay if it initiates a patent infringement lawsuit within 45 days of its receipt of notice of a paragraph IV certification, but only if the patent infringement lawsuit is directed to patents that were listed in the FDA’s Orange Book before the ANDA was filed.  An ANDA applicant is now permitted to take legal action to enjoin or prohibit the listing of certain of these patents as a counterclaim in response to a claim by the NDA owner that its patent covers its approved drug product.  As of June 30, 2016, we have 12 paragraph IV certifications pending with the FDA.  Four of the paragraph IV certifications are currently being challenged.  In response to our paragraph IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our paragraph IV certification with respect to Thalomid®, Celegene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our paragraph IV certification with respect to Dilaudid®, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015.  The Company is in various stages of responding to the patent infringement claims; and in the case of Dilaudid, a settlement has been reached in principle and details are being finalized.  Refer to Note 12 “Legal and Regulatory Matters” for additional information.

If an ANDA applicant is the first-to-file a substantially complete ANDA with a paragraph IV certification and provides appropriate notice to the FDA, the NDA holder and all patent owner(s) for a particular generic product, the applicant may be awarded a 180-day period of marketing exclusivity against other companies that subsequently file ANDAs for that same product.  A substantially complete ANDA is one that contains all the information required by the Hatch-Waxman Act and the FDA’s regulations, including the results of any required bioequivalence studies.  The FDA may refuse to accept the filing of an ANDA that is not substantially complete or may determine during substantive review of the ANDA that additional information, such as an additional bioequivalence study, is required to support approval.

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

Additionally, certain products marketed prior to the FDCA may be considered GRASE (“Generally Recognized As Safe and Effective”) or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1938 act or the 1962 amendments to the act.”  Under the grandfather clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time and (3) not covered by an effective application.”

Manufacturing cGMP Requirements

Among the requirements for a new drug approval, a company’s manufacturing methods must conform to FDA cGMP regulations before a facility may be used to manufacture a product.  The FDA performs pre-approval inspections to assess a company’s manufacturing methods as part of a new drug approval process.  These inspections include reviews of procedures and operations used in the manufacture and testing of our products to assess compliance with application regulations.  The cGMP regulations must be followed at all times during which the approved drug is manufactured and the manufacturing facilities are subject to periodic inspections by the FDA and other authorities.  FDA’s cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation.  In complying with the standards set forth in the cGMP regulations, we must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance.

Failure to comply with statutory and regulatory requirements subject a manufacturer to possible legal or regulatory action, including but not limited to, the seizure or recall of non-complying drug products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and/or civil and criminal penalties.  Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal.  Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

Other Regulatory Requirements

With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.  The FDA has very broad enforcement authority under the FDCA and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA and state and/or federal civil and criminal investigations and prosecutions.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research.  In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals.  Any one or a combination of FDA regulatory or enforcement actions against the Company could have a material adverse effect on our financial results.

DEA Regulation

We maintain registrations with the DEA that enable us to receive, manufacture, store and distribute controlled substances in connection with our operations.  Controlled substances are those drugs that appear on one of five schedules promulgated and administered by the DEA under the CSA.  The CSA governs, among other things, the distribution, recordkeeping, handling, security and disposal of controlled substances.  We are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess our ongoing compliance with the DEA’s regulations.  Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation or a denial of renewal of our DEA registration, injunctions, or civil or criminal penalties.

Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and state legislatures have enacted and actively enforce, a number of laws whose purpose is to eliminate fraud and abuse in federal health care programs.  Our business is subject to compliance with these laws, such as Sarbanes-Oxley Act of 2002, Dodd-Frank and the Foreign Corrupt Practices Act (“FCPA”).

Anti-Kickback Statutes, Sunshine Act and Federal False Claims Act

The federal health care programs fraud and abuse law (sometimes referred to as the “Anti-Kickback Statue”) prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare or Medicaid.  The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments.  Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated.  Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs.  In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

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

Government officials have focused their enforcement efforts on marketing of health care services and products, among other activities and recently have brought cases against companies and certain sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Another development affecting the health care industry is the increased use of the Federal False Claims Act (“FFCA”) and in particular, action brought pursuant to the FFCA’s “Whistleblower” or “Qui Tam” provisions.  The FFCA imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program.  The Qui Tam provisions of the FFCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery.  In recent years, the number of suits brought against health care providers by private individuals has increased dramatically.  In addition, various states have enacted false claims law analogous to the FFCA, although many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal health care program.

When an entity is determined to have violated the FFCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties.  Liability arises, primarily, when an entity knowingly submits or causes another to submit a false claim for reimbursement to the federal government.  The federal government has used the FFCA to assert liability on the basis of inadequate care, kickbacks and other improper referrals and improper use of Medicare numbers when detailing the provider of services, in addition to the more predictable allegations as to misrepresentations with respect to the services rendered.  In addition, the federal government has prosecuted companies under the FFCA in connection with off-label promotion of products.  Our future activities relating to the reporting of wholesale or estimated retail prices of our products, the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products and the sale and marketing of our products may be subject to scrutiny under these laws.  We are unable to predict whether we will be subject to actions under the FFCA or a similar state law, or the impact of such actions.  However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

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

HIPAA and Other Fraud and Privacy Regulations

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: health care fraud and false statements relating to health care matters.  The HIPAA health care fraud statute prohibits, among other things, knowing and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors.  A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.  The HIPAA false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.  A violation of this statute is a felony and may result in fines and/or imprisonment.

Pricing

In the United States, our sales are dependent upon the availability of coverage and reimbursement for our products from third-party payors, including federal and state programs such as Medicare and Medicaid and private organizations such as commercial health insurance and managed care companies.  Such third-party payors increasingly challenge the price of medical products and services and instituting cost containment measures to control or significantly influence the purchase of medical products and services.

Over the past several years, the rising costs of providing health care services has triggered legislation to make certain changes to the way in which pharmaceuticals are covered and reimbursed, particularly by government programs.  For instance, recent federal legislation and regulations have created a voluntary prescription drug benefit, Medicare Part D, which revised the formula used to reimburse health care providers and physicians under Medicare Part B and imposed significant revisions to the Medicaid Drug Rebate Program.  These changes have resulted in and may continue to result in, coverage and reimbursement restrictions and increased rebate obligations by manufacturers.

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

In July 2014, the Company and at least one of its competitors each received a subpoena and interrogatories from the Connecticut Attorney General’s Office concerning its investigation into the pricing of Digoxin.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company.  The Company maintains that it acted in compliance with all applicable laws and regulations and continues to cooperate with the Connecticut Attorney General’s investigation.

In Fiscal 2015, the Company and certain affiliated individuals each were served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.  Based on reviews performed to date by outside counsel, the Company currently believes that it has acted in compliance with all applicable laws and regulations and continues to cooperate with the federal investigation.

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

Employees

As of June 30, 2016, we had 1,149 employees.

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

ITEM 1A.                                       RISK FACTORS

General Risks Relating to the Company

We materially rely on an uninterrupted supply of finished products from JSP for a significant amount of our sales.  If we were to experience an interruption of that supply, our operating results would suffer.

In fiscal year 2016, 35% of our total net sales are of distributed products manufactured by JSP.  Two of these products are Levothyroxine Sodium and Digoxin, which accounted for 30% and 4%, respectively, of our Fiscal 2016 total net sales and 38% and 12%, respectively, of our total net sales for Fiscal 2015.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extended the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  If the supply of these products is interrupted in any way by any form of temporary or permanent business interruption to JSP, including but not limited to fire or other naturally-occurring, damaging event to their physical plant and/or equipment, condemnation of their facility, legislative or regulatory cease and desist declaration regarding their operations, FDA action and any interruption in their source of API for their products, our operating results could be materially adversely affected.  We do not have, at this time, a second source for these products.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing and our costs to manufacture or purchase products.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our product sales mix.  Sales of certain products that we manufacture tend to create higher gross margins than the products we purchase and resell.  As a result, our sales mix will significantly impact our gross profit from period to period.

Factors that may cause our sales mix to vary include:

•the number of new product introductions;

•marketing exclusivity, if any, which may be obtained on certain new products;

•the level of competition in the marketplace for certain products;

•the availability of raw materials and finished products from our suppliers; and

•the scope and outcome of governmental regulatory action that may involve us.

The Company is continuously seeking to keep product costs low, however there can be no guarantee that gross profit percentages will stay consistent in future periods. Pricing pressure from competitors, changes in product mix and the costs of producing or purchasing new drugs may also fluctuate in future periods.

Acquisitions could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital and we expect our current pace of acquisitions to continue or increase.  These transactions could be material to our financial condition and results of operations.  We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions.  The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures.  The areas where we may face risks include but are not limited to (i) diversion of management time and focus from operating our business to acquisition integration challenges, (ii) implementation or remediation of controls, procedures and policies at the acquired company, (iii) integration of the acquired company’s accounting, human resource and other administrative systems and coordination of product, engineering and sales and marketing functions, (iv) transition of operations, users and customers onto our existing platforms, (v) failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition, (vi) cultural challenges associated with integrating employees from the acquired company into our organization and retention of employees from the businesses we acquire and (vii) liability for activities of the acquired company before the acquisition, including infringement claims, violations of laws, commercial disputes, tax liabilities, claims from current and former employees and customers and other known and unknown liabilities.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and harm our business generally.  Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.

Also, the anticipated benefit of many of our acquisitions may not materialize.

The generic pharmaceutical industry is highly competitive.

We face strong competition in our generic product business.  Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors.  As patents for brand-name products and related exclusivity periods expire or fall under patent challenges, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration.  As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically.  Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product is normally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches.  Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins.

Extensive industry regulation has had and will continue to have, a significant impact on our business in the area of cost of goods, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Lannett, are subject to extensive, complex, costly and evolving regulation by the federal government, including the FDA and in the case of controlled drugs, the DEA and state government agencies.  The FDCA, the CSA and other federal statutes and regulations govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly and we cannot predict the extent to which we may be affected by legislative and regulatory developments.  We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products.  The FDA approval process for a particular product candidate can take several years and requires us to dedicate substantial resources to securing approvals and we may not be able to obtain regulatory approval for our product candidates in a timely manner, or at all.  In order to obtain approval for our generic product candidates, we must demonstrate that our drug product is bioequivalent to a drug previously approved by the FDA through the drug approval process, known as an innovator drug.  Bioequivalency may be demonstrated in vivo or in vitro by comparing the generic product candidate to the innovator drug product in dosage form, strength, route of administration, quality, dissolution performance characteristics and intended use.  The FDA may not agree that the bioequivalence studies we submit in the ANDA applications for our generic drug products are adequate to support approval.  If it determines that an ANDA application is not adequate to support approval, the FDA could deny our application or request additional information, including clinical trials, which could delay approval of the product and impair our ability to compete with other versions of the generic drug product.

Consequently, there is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.  We carry inventories of certain products in anticipation of launch and if such products are not subsequently launched, we may be required to write-off the related inventory.  Furthermore, the FDA also has the authority to revoke drug approvals previously granted and remove these products from the market for a variety of reasons, including a failure to comply with applicable regulations, the discovery of previously unknown problems with the product, or because the ingredients in the drug are no longer approved by the FDA.

Additionally, certain products marketed prior to the FDCA may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, 1938 Act or the 1962 amendments to the Act.”  Under the Grandfathered drug clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time and (3) not covered by an effective application.”  Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for GRASE or Grandfathered products.  Efforts have included issuing notices to companies currently producing these products to cease its distribution of said products.  Lannett currently manufactures and markets one product that is considered a GRASE or Grandfathered product, C-Topical® Solution.  The Company has completed the Phase III clinical trial and our CRO is assembling the data for our New Drug Application.  The FDA is currently undertaking activities to force all companies who manufacture certain GRASE products to file applications and seek approval for these products or remove their products from the market.

In addition, we, as well as many of our significant suppliers of distributed product and raw materials, are subject to periodic inspection of facilities, procedures and operations and/or the testing of the finished products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that pharmaceutical companies are in compliance with all applicable regulations.  The FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether systems and processes are in compliance with cGMP and other FDA regulations.  Following such inspections, the FDA may issue notices on Form 483 that could cause us or our suppliers to modify certain activities identified during the inspection.  A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations.  The DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, record-keeping and distribution of drugs that are considered controlled substances.  Some of the pain management products we manufacture contain controlled substances.  The DEA periodically inspects facilities for compliance with its rules and regulations.  If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs.

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and/or criminal prosecution.  Any of these or other regulatory actions could materially harm our operating results and financial condition.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Additionally, if the FDA were to undertake additional enforcement activities with Lannett’s GRASE product, their actions could result in, among other things, removal of some of the product from the market, seizure of the product and total or partial suspension of sales.  Any of these regulatory actions could materially harm our operating results and financial condition.

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

Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new generic products in a timely manner.  There are numerous difficulties in developing and commercializing new products, including:

•developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•receiving requisite regulatory approvals for such products in a timely manner;

•the availability, on commercially reasonable terms, of raw materials, including APIs and other key ingredients;

•developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent the successful commercialization of new products; and

•commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the off-patent product by up to 30 months and in some cases, such patents have been issued and listed with the FDA after the key chemical patent on the brand drug product has expired or been litigated, causing additional delays in obtaining approval.

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

Many brand pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition.  These efforts have included:

•pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for additional years or otherwise delay the launch of generics;

•using the Citizen Petition process to request amendments to FDA standards;

•seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•attaching patent extension amendments to non-related federal legislation;

•engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;

•persuading regulatory bodies to withdraw the approval of brand-name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;

•entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time or after generic competition initially enters the market;

•filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture and/or scale of generic products; and,

•introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the generic or the reference product for which we seek regulatory approval.

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

If proposals like these were to become effective, or if any other actions by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, or distribution of our products are successful, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced, or eliminated, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or share price.

The generic pharmaceutical industry is characterized by intellectual property litigation and third parties may claim that we infringe on their proprietary rights which could result in litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future products.

Our commercial success will depend in part on not infringing or violating the intellectual property rights of others. The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent and in the case of new brand products in which a competitor has obtained patents for similar products. Our competitors, some of which have substantially greater resources than we do and have made substantial intellectual property investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patent rights and other intellectual property that will prevent, limit or otherwise interfere with our ability to make, use and sell our products.

We may not be aware of whether our products do or will infringe existing or future patents or the intellectual property rights of others. In addition, patent applications can be pending for many years and may be confidential for a number of months after filing and because pending patent claims can be revised before issuance, there may be applications of others now pending of which we are unaware that may later result in issued patents that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Even if we prevail, litigation may be costly and time-consuming and could divert the attention of our management and technical personnel. Any potential intellectual property litigation also could force us to do one or more of the following:

•stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;

•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•incur significant legal expenses;

•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;

•pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;

•redesign or rename, in the case of trademark claims, those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible; or

•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. For a description of intellectual property-related litigation matters, see Note 12 “Legal and Regulatory Matters.”  If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Any such license may not be available on reasonable terms, if at all and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. Even if we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, or force us to redesign or rename our products to avoid infringing the intellectual property rights of third parties, which, even if it is possible to so redesign or rename our products, which could harm our business, financial condition, results of operations and cash flows.

If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA.  To the extent practicable, we attempt to identify more than one supplier in each drug application.  However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist.  To the extent any difficulties experienced by our suppliers cannot be resolved within a reasonable time and at reasonable cost, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, our profit margins and market share for the affected product could decrease and our development and sales and marketing efforts could be delayed.

Our policies regarding returns, allowances and chargebacks and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.

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

Some of our products are purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs and managed care organizations, or MCOs.  Third-party payors increasingly challenge pharmaceutical product pricing.  There also continues to be a trend toward managed health care in the United States.  Pricing pressures by third-party payors and the growth of organizations such as HMOs and MCOs could result in lower prices and a reduction in demand for our products.

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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the Anti-Kickback Statute, which apply to our sales and marketing practices and our relationships with physicians.  At the federal level, the Anti-Kickback Statute prohibits any person or entity from knowingly and willfully soliciting, receiving, offering, or paying any remuneration, including a bribe, kickback, or rebate, directly or indirectly, in return for or to induce the referral of patients for items or services covered by federal health care programs, or the furnishing, recommending, or arranging for products or services covered by federal health care programs.  Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others.  The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments.  Several courts have interpreted the federal Anti-Kickback Statute’s intent requirement to mean that if even one purpose in an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated.  The federal government has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure parties that they will not be prosecuted under the federal Anti-Kickback Statute.  The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement will be illegal or that prosecution under the federal Anti-Kickback Statute will be pursued, but such transactions or arrangements face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution.  If our sales and marketing practices or our relationships with physicians are considered by federal or state enforcement authorities to be knowingly and willfully soliciting, receiving, offering, or providing any remuneration in exchange for arranging for or recommending our products and services and such activities do not fit within a safe harbor, then these arrangements could be challenged under the federal Anti-Kickback Statute.

If our operations are found to be in violation of the federal Anti-Kickback Statute we may be subject to civil and criminal penalties including fines of up to $25 thousand per violation, civil monetary penalties of up to $50 thousand per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment and exclusion from participating in the federal health care programs.  In addition, HIPAA and its implementing regulations created two new federal crimes: health care fraud and false statements relating to health care matters.  The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors.  A violation of this statue is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.  The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.

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

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements as well as sales and marketing practices.  For example, many government and third-party payors, including Medicare and Medicaid, reimburse doctors and others for the purchase of certain pharmaceutical products based on the product’s AWP reported by pharmaceutical companies.  The federal government, certain state agencies and private payors are investigating and have begun to file court actions related to pharmaceutical companies’ reporting practices with respect to AWP, alleging that the practice of reporting prices for pharmaceutical products has resulted in a false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and others to health care providers who prescribed and administered those products. In addition, some of these same payors are also alleging that companies are not reporting their “best price” to the states under the Medicaid program.

We may become subject to federal and state false claims litigation brought by private individuals and the government.

We are subject to state and federal laws that govern the submission of claims for reimbursement.  The FFCA, also known as Qui Tam, imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government.  Violations of the FFCA and other similar laws may result in criminal fines, imprisonment and civil penalties for each false claim submitted and exclusion from federally funded health care programs, including Medicare and Medicaid.  The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA.  These suits, also known as Qui Tam actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed.  These suits have increased significantly in recent years because the FFCA allows an individual to share in any amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action.  If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results, action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains.  These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S.  This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains.  As a result, a small number of large wholesale distributors control a significant share of the market and the number of independent drug stores and small drug store chains has decreased.  We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Lannett.

Our three largest customers accounted for 25%, 16% and 7%, respectively, of our total net sales for the fiscal year ended June 30, 2016 and 30%, 11% and 7%, respectively, of our total net sales for the fiscal year ended June 30, 2015.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

A relatively small group of products may represent a significant portion of our revenues, gross profit, or net earnings from time to time.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings.  For the fiscal years ended June 30, 2016, 2015 and 2014, our top five products in terms of sales, in the aggregate, represented approximately 57%, 78% and 74%, respectively, of our total net sales.  If the volume or pricing of our largest selling products decline in the future, our business, financial condition, results of operations, cash flows and/or share price could be materially adversely affected.  See Item 1. Description of Business for more information on our top products.

We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We could be susceptible to third-party attacks on our information technology systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary, business information and personal information) is important to our competitive business position. There can be no assurance that we can prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation and/or unauthorized access, use or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial condition and results of operations.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity.  Insurance coverage is expensive and may be difficult to obtain and may not be available in the future on acceptable terms, or at all.  Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against Lannett, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Rising insurance costs, as well as the inability to obtain certain insurance coverage for risks faced by us, could negatively impact profitability.

The cost of insurance, including workers compensation, product liability and general liability insurance, has risen in recent years and may increase in the future.  In response, we may increase deductibles and/or decrease certain coverage to mitigate these costs.  These increases and our increased risk due to increased deductibles and reduced coverage, could have a negative impact on our results of operations, financial condition and cash flows.

Additionally, certain insurance coverage may not be available to us for risks faced by us.  Sometimes the coverage we obtain for certain risks may not be adequate to fully reimburse the amount of damage that we could possibly sustain.  Should either of these events occur, the lack of insurance to cover our entire cost would adversely affect our results of operations and financial condition.

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.

As part of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This new requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this new requirement and the potential private-party lawsuits associated with arrangements between brand-name and generic drug manufacturers is uncertain and could adversely affect our business.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the U.S. (“GAAP”), we review our goodwill and indefinite lived intangible assets for impairment at least annually and when there are changes in circumstances.  In the fourth quarter of Fiscal 2016, we recorded an $8.0 million impairment charge related to certain intellectual property research and development (“IPR&D”) assets acquired as part of the KUPI acquisition mainly related to delays in expected launch dates as well as competitive pricing factors for two products in development.  We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite lived intangible assets is determined, resulting in a negative effect on our results of operations.

Risks Related to our Recent Acquisition (the “Acquisition”) of Kremers Urban Pharmaceuticals, Inc. (“KUPI”)

The integration of the Lannett business with the KUPI business may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating the Lannett and KUPI businesses. These difficulties include, among others:

•the challenge of integrating the Lannett and KUPI businesses while also effectively carrying on the ongoing operations of each business;

•the challenge of integrating the business cultures of each company;

•the challenges of managing customer relationships smoothly and maintaining customer accounts, particularly in instances where both companies serve the same customer;

•difficulties encountered in any internal reorganization that we may undertake;

•the challenge and cost of integrating the information technology and financial management systems of each company; and

•the potential difficulty in retaining key personnel.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of Lannett’s or KUPI’s businesses and may require us to incur substantial costs.  For example, in October 2015, KUPI received notice from a significant customer, representing approximately 20% of pre-acquisition net revenues, of its intention to re-source with alternative suppliers certain products it currently purchases from KUPI. Any inability to recoup these sales from other existing and new customers may result in an adverse impact on our financial results.  Members of senior management may be required to devote considerable amounts of time and attention to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers, develop new services or strategies and manage risk. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the combined business could suffer.

Additionally, we must integrate the accounting systems of Lannett and KUPI, which may be incompatible and which may take different approaches to similar accounting policies, including revenue recognition. The changes in accounting policies and integrating these disparate accounting systems and records have placed and will continue to place, significant additional demands on our management, administrative and operational resources, including our accounting resources. We cannot guarantee that this integration will be able to identify and resolve all issues in the integration time frame contemplated, or at all, or that the integration will not cost more than we have budgeted. Any delay in integrating our accounting systems may have an adverse effect on our results of operations or financial condition.

We cannot assure you that we will successfully or cost-effectively integrate the Lannett and KUPI businesses. The failure to do so could have a material adverse effect on our financial condition and results of operations.

We may not realize the anticipated synergies, cost savings and growth opportunities from the Acquisition.

The benefits that we expect to achieve as a result of the Acquisition will depend, in part, on the ability of the combined company to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies and the timing of this realization, depends on the successful integration of the historical Lannett business and operations and the historical KUPI business and operations. Even if we are able to integrate the Lannett and KUPI businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration within the anticipated time frame or at all. Moreover, we may incur substantial expenses in connection with this integration. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the Acquisition may be offset by costs or delays incurred in integrating the businesses.

Our actual financial position and results of operations may differ materially from the unaudited pro forma combined financial data filed previously with the SEC.

The unaudited pro forma combined financial information that we filed previously with the SEC is presented for illustrative purposes only and may not be an indication of what our financial position or results of operations would have been had the Acquisition been completed on the dates indicated. The unaudited pro forma combined financial information has been derived from the audited and unaudited financial statements of Lannett and KUPI and certain adjustments and assumptions have been made regarding Lannett after giving effect to the Acquisition. Actual results are expected to differ from these preliminary estimates once we have completed the valuation studies necessary to finalize the required purchase price allocations.

Differences between preliminary estimates in the unaudited pro forma combined financial information and the final acquisition accounting may occur and could have a material impact on the pro forma combined financial information and our financial position and future results of operations. In addition, the assumptions used in preparing the pro forma combined financial information may not prove to be accurate and other factors may affect our financial condition or results of operations.  Any potential decline in our financial condition or results of operations may have a material effect on our ability to service and ultimately repay our indebtedness.

The Company is in the process of seeking restoration by the FDA of an AB rating for its methylphenidate hydrochloride extended release product. Such restoration could take significant time, if it occurs at all, and failure to timely reestablish an AB rating may adversely affect our financial results.

In November 2014, the FDA asked KUPI to conduct new bioequivalence testing of its Methylphenidate ER product using proposed bioequivalence criteria or to voluntarily withdraw the product from the market. The FDA concurrently made the same request to the other non-AG competitor (Mallinckrodt) regarding its Methylphenidate product. The FDA also changed the therapeutic bioequivalence rating for KUPI’s and Mallinckrodt’s products from AB to BX at such time. A product that is BX-rated is still approved and can be dispensed, but it may not be automatically substitutable at the pharmacy for the brand-name drug under certain state laws. The FDA explained that while there were no safety or efficacy concerns, an FDA internal analysis (based on reports of lack of effect and differences in pharmacokinetic (“PK”) profiles and delivery systems) suggested that KUPI’s generic Methylphenidate ER product may not be therapeutically equivalent to Concerta®. In June 2015, KUPI submitted the final results of new bioequivalence studies designed to assess whether KUPI’s Methylphenidate ER product meets the FDA’s newly-revised bioequivalence criteria. The Company continues to market Methylphenidate ER under the BX rating.  The Company also continues to pursue the FDA to obtain its decision on the submitted study, as well as its response on whether it will restore the AB-rating for our product.

The FDA has not indicated when it will reach a decision on whether to revise the bioequivalence rating of Methylphenidate ER and no assurance can be made that any such decision will result in Methylphenidate ER’s AB rating being restored. If the FDA should decide to retain the BX rating of Methylphenidate ER, the Company will have to continue marketing the drug under its current rating. In addition, if the Company is unable to regain an AB therapeutic rating, there is no assurance that the FDA will allow the Company to retain the BX rating over the longer term. This could result in the Company having to potentially reformulate Methylphenidate ER or otherwise discontinue sales.

As a result of the change in rating to BX from AB, the Company’s net sales of Methylphenidate ER have materially decreased. We can provide no assurance that net sales of Methylphenidate ER will not continue to fall significantly. We can also provide no assurance that the FDA will re-establish an AB rating for the Company’s Methylphenidate ER product in a timely manner, if at all. If the FDA does not re-establish an AB rating for the Company’s Methylphenidate ER product in a timely manner, or at all, our financial results could be adversely affected.

KUPI has received notification regarding state inquiries into its pricing practices.

In August 2015, KUPI received a letter from the Texas Office of the Attorney General alleging that KUPI had inaccurately reported certain price information in violation of the Texas Medicaid Fraud Prevention Act.  The Company is currently cooperating with the Texas Attorney General’s Office, however, the outcome of the investigation could result in serious fines being levied on us, along with harm to our reputation. Any negative outcome from this or any other investigation related to our pricing could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Indebtedness

Our substantial indebtedness may adversely affect our financial health.

We currently have substantial indebtedness. As of June 30, 2016, we had total indebtedness of $1.2 billion.  Our total indebtedness consists of a $1.1 billion amended term loan facility (the “Amended Term Loan Facility”) as well as a $125.0 million revolving credit facility (the “Revolving Credit Facility”).  The Amended Term Loan Facility consists of an initial $910.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility”), which was amended in June 2016 to include an additional $150.0 million incremental term loan (the “Incremental Term Loan”).  The Amended Term Loan Facility, together with the Revolving Credit Facility comprises the amended senior secured credit facility (the “Amended Senior Secured Credit Facility”).

Our substantial indebtedness may have important consequences for us. For example, it may:

•make it more difficult for us to make payments on our indebtedness;

•increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

•expose us to the risk of increased interest rates, because any borrowings we make under the Revolving Facility and other borrowings under the Term Loan Facility under certain circumstances, will bear interest at variable rates;

•require us to use a substantial portion of cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•limit our ability to borrow additional funds that may be needed to operate and expand our business.

The Amended Senior Secured Credit Facility imposes operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions that may be potentially profitable or in our best interests.

The operating and financial restrictions and covenants in our Amended Senior Secured Credit Facility restrict and future debt instruments may restrict, subject to certain important exceptions and qualifications, our and our subsidiaries’ ability to, among other things:

•incur or guarantee additional indebtedness;

•make certain investments or acquisitions;

•grant or permit certain liens on our assets;

•enter into certain transactions with affiliates;

•pay dividends, redeem our equity or make other restricted payments;

•prepay, repurchase or redeem contractually subordinated debt and certain other debt;

•merge, consolidate or transfer substantially all of our assets;

•transfer, sell or dispose of property and assets; and

•change the business we conduct or enter into new kinds of business.

These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest and plan for or react to market conditions or otherwise execute our business strategies. Our ability to comply with these covenants may be affected by events beyond our control. A breach of any of these covenants could result in a default in respect of the related indebtedness. If an event of default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest, fees and other liabilities, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the Amended Senior Secured Credit Facility. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

In addition, the limitations imposed in the Amended Senior Secured Credit Facility on our ability to incur certain additional debt and to take other corporate actions might significantly impair our ability to obtain other financing. If, for any reason, we are unable to comply with the restrictions in the Amended Senior Secured Credit Facility, we may not be granted waivers or amendments to such restrictions or we may not be able to refinance our debt on terms acceptable to us, or at all. The lenders under the Amended Senior Secured Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to pay such amounts, the lenders under the Amended Senior Secured Credit Facility could recover amounts owed to them by foreclosing against the collateral pledged to them. We have pledged a substantial portion of our assets to the lenders under the Amended Senior Secured Credit Facility, including the equity of our subsidiaries.

Our Amended Senior Secured Credit Facility contains a financial covenant and other restrictive covenants that limit our flexibility. We may not be able to comply with these covenants, which could result in the amounts outstanding under our Amended Senior Secured Credit Facility becoming immediately due and payable.

Our Revolving Credit Facility requires us to comply with a first lien net leverage ratio not to exceed 4.25:1.00 when there are outstanding loans and letters of credit (other than (i) drawn letters of credit that have been cash collateralized, (ii) up to $5.0 million of undrawn letters of credit and (iii) with respect to each test period ending on or prior to December 31, 2016, up to $22.8 million of loans under the Revolving Credit Facility made on the Acquisition closing date) thereunder that exceed 30% of the aggregate commitment amount under the Revolving Credit Facility of $125.0 million as of the last day of the applicable fiscal quarter (with two step downs occurring as of December 31, 2017 and as of December 31, 2019 of 3.75:1.00 and 3.25:1.00, respectively). In addition, the Term Loan A Facility is subject to a financial performance covenant, which provides that the Company shall not permit its secured net leverage ratio as of the last day of any four consecutive fiscal quarters to be greater than 4.25:1.00 (with two step downs occurring as of December 31, 2017 and as of December 31, 2019 to 3.75:1.00 and 3.25:1.00, respectively). Accordingly, if our liquidity and performance significantly worsens, we could become non-compliant with such covenants.

In addition, our Amended Senior Secured Credit Facility contains other restrictive covenants, including covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, transfer or otherwise dispose of our assets, pay dividends, make investments, loans, advances and acquisition, guarantee debt or obligations, create liens, enter into transactions with our affiliates and enter into certain merger, consolidation or other fundamental transactions.

If we fail to meet any covenants in our Amended Senior Secured Credit Facility and cannot secure a waiver for such failure, the lenders under our Amended Senior Secured Credit Facility would be entitled to exercise various rights, including causing the amounts outstanding under the entire Amended Senior Secured Credit Facility to become immediately due and payable.

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

Borrowings under the Amended Senior Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remained the same and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on total indebtedness as of June 30, 2016 and the assumption that interest rates are above the interest rate floor set forth in the Amended Senior Secured Credit Facility, each 1/8th percentage point change in interest rates would result in a $1.5 million change in annual interest expense on our indebtedness under the Amended Senior Secured Credit Facility.

Due to many factors beyond our control, we may not be able to generate sufficient cash to service all of our indebtedness and meet our other ongoing liquidity needs and we may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our ability to make payments on and to refinance, our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.

Our business may not generate sufficient cash flow from operations and we may not have available to us future borrowings in an amount sufficient, to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•our financial condition at the time;

•restriction in the agreements governing our indebtedness; and

•the condition of the financial markets and the industry in which we operate.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. In such a case, we could be forced to sell assets, reduce or delay capital expenditures or issue equity securities to make up for any shortfall in our payment obligations under unfavorable circumstances. The terms of the Amended Senior Secured Credit Facility limit our ability to sell assets. In addition, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations. Any failure to make scheduled payments of interest and principal on our outstanding indebtedness when due would permit the holders of such indebtedness to declare an event of default and accelerate the indebtedness. This could result in the lenders under the Amended Senior Secured Credit Facility terminating their commitments to lend us money and foreclosing against the assets securing the borrowings and we could be forced into bankruptcy or other insolvency proceedings. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.

Despite our substantial indebtedness level, we and any of our existing or future subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

The terms of the agreements governing the Amended Senior Secured Credit Facility permit us and our subsidiaries to incur a substantial amount of additional debt, including secured debt. Although the agreement that governs the Amended Senior Secured Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Additionally, the Amended Senior Secured Credit Facility may be increased from time to time, subject to certain conditions. All of those borrowings would be secured indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify and we may not be able to meet all of our debt obligations, in whole or in part.

ITEM 2.                                                DESCRIPTION OF PROPERTY

Lannett owns five facilities in Philadelphia, Pennsylvania.  Certain administrative functions, manufacturing and production facilities and our quality control laboratory are located in a 31,000 square foot facility at 9000 State Road, Philadelphia, PA.  The second facility consists of 63,000 square feet and is located within one mile of the State Road facility at 9001 Torresdale Avenue, Philadelphia, PA.  Our research laboratory and packaging functions are located at this location.  Additionally, the facility has capacity for additional manufacturing space, if needed.  We also own a building at 13200 Townsend Road Philadelphia, PA consisting of 66,000 square feet on 7.3 acres of land which is used for certain administrative functions, warehouse space and shipping.  It also has capacity for additional manufacturing space, if needed.

On December 20, 2013, the Company acquired two separate properties located in Philadelphia, Pennsylvania for $4.0 million and $5.0 million.  The buildings are 196,000 and 400,000 square feet.  In connection with the purchase of these two buildings, the Company expects to incur capital expenditures for fit out costs over the next several years.

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

In November 2015, we completed the acquisition of KUPI.  KUPI’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity controlled storage warehouse.  The Seymour facility has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, Korea and Turkey.  Since 2008, KUPI has invested more than $75 million into improvements to the facility and new equipment.  This investment enabled the facility to increase production from approximately 1.2 billion doses in 2008 to over 2.7 billion doses in 2014.  KUPI recently completed a $20 million, 20,000 square foot expansion of the facility which, in combination with an additional planned expansion in 2016, is expected to increase capacity to 3.9 billion doses by 2017.  KUPI added a large vault for storing controlled substances in 2011 and is also planning to expand its vault capabilities relating to Schedule II (“CII”) products in conformance with DEA requirements.  The facility also includes four packaging lines, one of which is a high speed line added in 2012.  The serialization has been completed on three lines and we expect to complete the fourth line in the near future.

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

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the NYSE.  The following table sets forth certain information with respect to the high and low sales prices per share of the Company’s common stock during Fiscal 2016 and 2015, as quoted by the NYSE.

Fiscal Year Ended June 30, 2016

	High	Low

First quarter	$62.90	$40.85

Second quarter	$49.44	$33.13

Third quarter	$40.66	$16.91

Fourth quarter	$26.25	$17.05

Fiscal Year Ended June 30, 2015

	High	Low

First quarter	$51.66	$33.51

Second quarter	$59.44	$39.05

Third quarter	$71.26	$40.34

Fourth quarter	$72.44	$52.10

Holders

As of June 30, 2016, there were 523 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2016 or Fiscal 2015.  The Company intends to use available funds for working capital, plant and equipment additions, various product extension ventures and mergers and acquisitions or other growth opportunities.  In addition, the Company is subject to certain restrictions on dividends under its Amended Senior Secured Credit Facility.  The Company does not expect to pay, nor should stockholders expect to receive, cash dividends in the foreseeable future.

The following table sets forth certain information with respect to the Company’s share repurchase activity.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (In thousands)	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2016	1,599	$20.37	—	$—
May 1 to May 31, 2016	—	—	—	—
June 1 to June 30, 2016	1,608	24.61	—	—
Total	3,207	22.50	—	—

*Shares were repurchased to settle employee tax withholding obligations pursuant to equity award programs.

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of various indexes for the period of five fiscal years commencing July 1, 2011 and ending June 30, 2016.  The graph assumes that $100 was invested on July 1, 2011 in each of the various indexes.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2016, has been derived from our consolidated financial statements.  This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.  Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Lannett Company, Inc. and Subsidiaries

Financial Highlights

(In thousands, except per share data) As of and for the Fiscal Year Ended June 30,	2016	2015	2014	2013	2012
Operating Highlights

Net sales	$566,091	$406,837	$273,771	$151,054	$122,990
Settlement agreement	$(23,598)	$—	$—	$—	$—
Total net sales	$542,493	$406,837	$273,771	$151,054	$122,990
Gross profit	$286,493	$306,356	$154,408	$57,420	$38,947
Operating income	$130,758	$226,487	$88,089	$18,757	$6,910
Net income attributable to Lannett Company, Inc.	$44,782	$149,919	$57,101	$13,317	$3,948
Basic earnings per common share attributable to Lannett Company, Inc.	$1.23	$4.18	$1.70	$0.47	$0.14
Diluted earnings per common share attributable to Lannett Company, Inc.	$1.20	$4.04	$1.62	$0.46	$0.14

Balance Sheet Highlights

Total Assets	$1,764,018	$508,766	$342,773	$167,752	$142,592
Total Debt	$1,061,848	$1,009	$1,138	$6,514	$7,161
Long-Term Debt, net	$883,612	$874	$1,009	$5,844	$6,513
Total Stockholders’ Equity	$554,457	$463,766	$294,765	$128,809	$111,313

Settlement agreement relates to a Settlement Agreement Release and Mutual Release with one of the Company’s former customers.  Refer to Note 22 “Settlement Agreement” for additional information.

On November 25, 2015, the Company completed the acquisition of KUPI.  The Company’s Consolidated Statements of Operations for Fiscal 2016 includes the impact of KUPI from that date.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes material changes in the financial condition and results of operations, as well as liquidity and capital resources of the Company.  Additionally, it addresses accounting policies that management has deemed are “critical accounting policies.”  This discussion and analysis is intended as a supplement to and should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and other sections of this Form 10-K.

The following discussion contain forward-looking statements.  You should refer to the “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I of this Annual Report.

All references to “Fiscal 2016” or “Fiscal Year 2016” shall mean the fiscal year ended June 30, 2016 and all references to “Fiscal 2015” or “Fiscal Year 2015” shall mean the fiscal year ended June 30, 2015.

Company Overview

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”, “Lannett”, “we” or “us”) develop, manufacture, package, market and distribute solid oral and extended release (tablets and capsules), topical, nasal and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company.  The Company also manufactures active pharmaceutical ingredients through its Cody Labs subsidiary, providing a vertical integration benefit.  Additionally, the Company is pursuing partnerships, research contracts and internal expansion for the development and production of other dosage forms including: ophthalmic, nasal, patch, foam, buccal, sublingual, soft gel, injectable and oral dosages.

On November 25, 2015, the Company completed the acquisition of Kremers Urban Pharmaceutical, Inc. (“KUPI”), the former subsidiary of global biopharmaceuticals company UCB S.A.  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline and complementary research and development expertise.

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania; Cody, Wyoming; Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

2016 Restructuring Plan

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $23.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $14.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closures costs and other actions.

The plan is expected to result in cost synergies of approximately $45.0 million during the 12 months following the close of the acquisition, including $32.9 million realized in Fiscal 2016 and is currently estimated to generate annualized synergies of approximately $50.0 million by the end of Fiscal 2018.  It is expected to achieve an ultimate annual run rate of synergies totaling approximately $65.0 million by the end of Fiscal 2020.

These amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

Financial Summary

For Fiscal 2016, net sales increased to $566.1 million, which included $165.6 million of net sales from the recent KUPI acquisition in November 2015.  Excluding the impact of KUPI, net sales decreased 2% as compared to Fiscal 2015 primarily due to pricing pressures and increased competition, partially offset by increased volumes.  Total net sales, which included a $23.6 million reduction for a settlement agreement, increased to $542.5 million from $406.8 million in the prior year period.

Gross profit, including the $23.6 million settlement agreement, decreased $19.9 million to $286.5 million, compared to the prior year period and gross profit percentage decreased to 53% compared to 75% in Fiscal 2015.  Excluding the impact of KUPI and the settlement agreement, gross profit as a percentage of net sales decreased to 71%.  R&D expenses increased 48% to $45.1 million compared to the prior year period while SG&A expenses increased 51% to $68.3 million.  Acquisition and integration-related expenses increased to $27.2 million from $4.3 million in the prior year period.  Restructuring expenses increased to $7.2 million as a result of implementing the 2016 Restructuring Program.  Operating income for Fiscal 2016, which included an $8.0 million intangible asset impairment charge, was $130.8 million compared to $226.5 million in the prior year period.  Net income attributable to Lannett Company, Inc. for Fiscal 2016, which included a $3.0 million loss on extinguishment of debt, was $44.8 million, or $1.20 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $149.9 million, or $4.04 per diluted share.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations — Fiscal 2016 compared to Fiscal 2015

Total net sales, which included a $23.6 million reduction for a settlement agreement, increased to $542.5 million from $406.8 million in the prior year period.  The settlement agreement relates to a Settlement Agreement Release and Mutual Release with one of the Company’s former customers.  Refer to Note 22 “Settlement Agreement” for additional information.

Net sales increased 39% to $566.1 million for the fiscal year ended June 30, 2016.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2016 and 2015:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2016	2015
Antibiotic	$14,558	$12,306
Cardiovascular	53,541	55,166
Central Nervous System	36,291	—
Gallstone	67,348	65,262
Gastrointestinal	52,699	—
Glaucoma	25,336	21,145
Gout	303	6,833
Migraine	21,776	25,729
Muscle Relaxant	5,403	8,779
Obesity	3,809	4,004
Pain Management	29,804	27,461
Respiratory	9,982	—
Thyroid Deficiency	162,411	153,460
Urinary	17,398	212
Other	43,389	26,480
Contract manufacturing revenue	22,043	—
Net sales	566,091	406,837
Settlement agreement	(23,598)	—
Total net sales	$542,493	$406,837

Revenues from the KUPI acquisition of $165.6 million and increased volumes of $38.7 million contributed to the overall increase in net sales, partially offset by product price decreases of $45.0 million.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in, some instances, beginning to reverse.  During the period, the Company experienced pricing pressure and increased competition on several products.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty the extent to which pricing pressures will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	33%	(15)%	—%
Cardiovascular	(20)%	(25)%	42%
Central Nervous System	—%	—%	100%
Gallstone	13%	(10)%	—%
Gastrointestinal	—%	—%	100%
Glaucoma	19%	1%	—%
Gout	(95)%	—%	—%
Migraine	(3)%	(13)%	—%
Muscle Relaxant	(34)%	(4)%	—%
Obesity	(5)%	—%	—%
Pain Management	(7)%	15%	—%
Respiratory	—%	—%	100%
Thyroid Deficiency	17%	(11)%	—%
Urinary	500%	(176)%	7783%

Cardiovascular.  Net sales of drugs used for cardiovascular treatment decreased by $1.6 million, primarily as a result of decreased volumes due to several new entrants in the market for products used to treat congestive heart failure, as well as pricing pressures.  The decreases were partially offset by net sales from cardiovascular products acquired in the KUPI acquisition.

Central Nervous System.  Net sales of central nervous system products increased by $36.3 million.  The increase in net sales was attributable to net sales from the Methylphenidate Hydrochloride Extended Release tablets, a product acquired in the KUPI acquisition.

Methylphendidate Hydrochloride Extended Release Tablets

During a teleconference in November 2014, the FDA informed KUPI that it had concerns about whether generic versions of Concerta (methylphenidate hydrochloride extended release tablets), including KUPI’s Methylphenidate ER product, are therapeutically equivalent to Concerta.  The FDA indicated that its concerns were based in part on adverse event reports concerning lack of effect and its analyses of pharmacokinetic data.  The FDA informed KUPI that it was changing the therapeutic equivalence rating of its product from “AB” (therapeutically equivalent) to “BX.”  A BX-rated drug is a product for which data are insufficient to determine therapeutic equivalence; it is still approved and can be prescribed, but the FDA does not recommend it as automatically substitutable for the brand-name drug at the pharmacy.  The FDA has indicated that there are no safety issues with KUPI’s product.

During the November 2014 teleconference, the FDA also asked KUPI to either voluntarily withdraw its product or to conduct new bioequivalence (“BE”) testing in accordance with the recommendations for demonstrating bioequivalence to Concerta proposed in a new draft BE guidance that the FDA issued earlier that November.  The FDA had approved the KUPI product (and originally granted it an AB rating) in 2013, on the basis of KUPI data showing its product met BE criteria set forth in draft BE guidance that the FDA had issued in 2012.  The FDA’s position concerning the KUPI product was the subject of a public announcement by the agency. The Company agreed to conduct new BE studies per the new draft BE guidance.  KUPI submitted the data from those studies to the FDA in May 2015.  The Company continues to pursue the FDA to obtain its decision on the submitted study as well as its response on whether it will restore the AB-rating for our product.

There can be no assurance as to when or if the Company will receive the “AB” rating.  However, if the Company were to receive the “AB” rating, net sales of the product could increase subject to market factors existing at that time.  The Company also agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.

Gallstone.  Net sales of drugs used for gallstones increased by $2.1 million.  The increase in net sales was primarily attributable to increased volumes, partially offset by price decreases.

Gastrointestinal.  Net sales of gastrointestinal products increased by $52.7 million.  The increase in net sales was primarily attributable to sales of gastrointestinal products acquired in the KUPI acquisition.

Glaucoma.  Net sales of drugs used for the treatment of glaucoma increased by $4.2 million.  The increase in net sales was primarily attributable to increased volumes.

Gout.  Net sales of drugs used to treat gout decreased by $6.5 million.  The decrease in net sales was attributable to decreased volumes resulting from the loss of a customer contract.

Pain Management.  Net sales of pain management products increased $2.3 million.  The increase in net sales was mainly attributable to price increases on the Company’s C-Topical® Solution product as well as a higher average net sales price.  Net sales was lower in the prior year period as a result of an increase in return reserves related to a voluntary recall of one lot of product manufactured at the Company’s facility in Cody, Wyoming due to incorrect labeling.  The Company has completed its C-Topical® Solution Phase III trial and anticipates filing an NDA application with the FDA in calendar year 2017.

Respiratory.  Net sales of respiratory products increased by $10.0 million.  The increase in net sales was attributable to sales of respiratory products acquired in the KUPI acquisition.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $9.0 million, primarily as a result of increased volumes, partially offset by a price concession to secure a long-term customer commitment.

Urinary.  Net sales of urinary products increased by $17.2 million.  The increase in net sales was primarily attributable to net sales of urinary products acquired in the KUPI acquisition.

Contract manufacturing revenue.  Contract manufacturing revenue for Fiscal 2016 totaled $22.0 million, which was the result of the acquisition of KUPI.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the fiscal year ended June 30:

(In thousands) Customer Distribution Channel	June 30, 2016	June 30, 2015
Wholesaler/Distributor	$419,375	$297,675
Retail Chain	84,614	65,130
Mail-Order Pharmacy	40,059	44,032
Contract manufacturing revenue	22,043	—
Net sales	566,091	406,837
Settlement agreement	(23,598)	—
Total net sales	$542,493	$406,837

Net sales to wholesaler/distributor and retail chain increased primarily as a result of additional net sales related to the KUPI acquisition.  Mail-order pharmacy net sales decreased primarily as a result of lower cardiovascular drug sales as well as drugs used for the treatment of gallstones to a specific mail-order pharmacy customer.

Cost of Sales, including amortization of intangibles.  Cost of sales for Fiscal 2016 increased $155.5 million to $256.0 million.

The increase primarily reflected additional costs from the acquisition of KUPI, as well as the effects of purchase accounting related to the amortization of inventory step-up totaling $17.0 million and increased provisions for excess and obsolete inventory totaling $9.4 million.  Product royalties included in cost of sales totaled $17.0 million for Fiscal 2016 and $175 thousand for Fiscal 2015.  The increase was primarily the result of additional product royalties from the acquisition of KUPI.  Amortization of intangible assets included in cost of sales totaled $18.6 million for Fiscal 2016 and $137 thousand for Fiscal 2015.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI and Silarx.

Gross Profit.  Gross profit for the fiscal year ended June 30, 2016 decreased 6% to $286.5 million or 53% of total net sales.  In comparison, gross profit for the fiscal year ended June 30, 2015 was $306.4 million or 75% of total net sales.  The decrease in gross profit percentage for Fiscal 2016 was attributable to the settlement agreement, the dilutive impact of gross profit margins of KUPI products, additional amortization of intangibles, as well as amortization of inventory step-up and depreciation of property, plant and equipment step-up related to the acquisition of KUPI.  Product mix and pricing pressures also contributed to lower gross profit as a percentage of total net sales during Fiscal 2016.  Excluding the impact of KUPI and the settlement agreement, gross profit as a percentage of total net sales decreased to 71%.

Research and Development Expenses.  Research and development expenses increased 48% to $45.1 million for the fiscal year ended June 30, 2016 compared to $30.3 million in the prior year period.  The increase was primarily due to the acquisitions of KUPI and Silarx, which resulted in additional research and development expenses.  The increase was partially offset by lower contract laboratory and bio-equivalency studies expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 51% to $68.3 million for the fiscal year ended June 30, 2016 compared with $45.2 million in the prior year period.  The increase was primarily due to the acquisition of KUPI and Silarx, which resulted in additional selling, general and administrative expenses.  Additional compensation-related costs, including separation benefits for two former executive officers, also contributed to the increase.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses increased $22.9 million compared to the prior year period. The increase was primarily due to costs associated with the acquisition of KUPI, including investment banking, legal and accounting fees as well as post-acquisition integration costs.  In the fourth quarter of Fiscal Year 2016, the Company also recorded compensation-related expense, of which $2.5 million was classified as integration-related expenses.

Restructuring Expenses.  Restructuring expenses increased $7.2 million compared to the prior year period as a result of implementing the 2016 Restructuring Program on February 1, 2016.

Intangible Assets Impairment Charge.  As part of the Company’s annual impairment analysis performed in the fourth quarter of Fiscal 2016, the Company recorded an $8.0 million impairment charge related to certain intangible assets acquired as part of the KUPI acquisition.  The impairment was mainly related to delays in expected launch dates as well as competitive pricing factors for two products in development.

Other Income (Loss).  Interest expense in Fiscal 2016 totaled $65.9 million compared to $207 thousand in the prior year period.  The increase was due to interest on debt obligations used to finance the acquisition of KUPI, as well as amortization of debt discount and other debt issuance costs.  The weighted average interest rate for Fiscal 2016 was 9.1%.  Investment income in Fiscal 2016 totaled $368 thousand compared to investment income of $1.1 million in the prior year period.  The Company also recorded a $3.0 million loss on extinguishment of debt related to the repurchase of the 12.0% Senior Notes in the fourth quarter of Fiscal 2016.

Income Tax.  The Company recorded income tax expense for the fiscal year ended June 30, 2016 of $17.3 million compared to $77.4 million for the fiscal year ended June 30, 2015.  The effective tax rate for the fiscal year ended June 30, 2016 was 27.9%, compared to 34.0% for the prior year period.  The decrease in the effective tax rate in the fiscal year ended June 30, 2016 as compared to the fiscal year ended June 30, 2015 was primarily due to state deferred tax benefits recorded in Fiscal 2016 as a result of the KUPI acquisition, as compared to overall state deferred tax expense in Fiscal 2015.  In addition, research and development tax credits and domestic manufacturing deductions relative to pre-tax income also contributed to the lower effective tax rate for Fiscal 2016 compared to Fiscal 2015.

At June 30, 2016, the Company had recognized a net deferred tax asset of $52.4 million.  The net deferred tax asset is net of a valuation allowance of $3.9 million that is primarily related to the Cody notes receivable impairment recorded in conjunction with the acquisition of Cody Labs.  The Company expects the remaining net deferred tax assets to be fully realizable based on the Company’s history and future expectations of taxable income.

Net Income.  For the fiscal year ended June 30, 2016, the Company reported net income attributable to Lannett Company, Inc. of $44.8 million, or $1.23 basic and $1.20 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year was $149.9 million, or $4.18 basic and $4.04 per diluted share.

Results of Operations — Fiscal 2015 compared to Fiscal 2014

Net sales increased 49% to $406.8 million for the fiscal year ended June 30, 2015.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2015 and 2014:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2015	2014
Antibiotic	$12,306	$13,572
Cardiovascular	55,166	62,121
Gallstone	65,262	6,578
Glaucoma	21,145	11,987
Gout	6,833	10,822
Migraine	25,729	14,527
Muscle Relaxant	8,779	—
Obesity	4,004	4,032
Pain Management	27,461	27,174
Thyroid Deficiency	153,460	102,248
Urinary	212	—
Other	26,480	20,710
Total net sales	$406,837	$273,771

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

Pain Management.  Net sales of pain management products increased $287 thousand.  The increase in net sales was primarily attributable to increased volumes of C-Topical® Solution and Oxycodone HCl Oral Solution.  A lower average net sales price resulting from an increase in return reserves related to a voluntary recall in April 2015 of one lot of product manufactured at the Company’s facility in Cody, Wyoming, due to incorrect labeling and lower volumes on other pain management products partially offset the increase in net sales.

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

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the fiscal year ended June 30:

(In thousands) Customer Distribution Channel	June 30, 2015	June 30, 2014
Wholesaler/Distributor	$297,675	$172,503
Retail Chain	65,130	80,710
Mail-Order Pharmacy	44,032	20,558
Total net sales	$406,837	$273,771

Total net sales to wholesaler/distributor increased as a result of increased sales in a variety of products for thyroid deficiency, gallstone and cardiovascular, as discussed above.  Additionally, the increase in total net sales to wholesaler/distributor was impacted by the strategic partnership between Amerisource Bergen and Walgreens, whereby Amerisource Bergen began product distribution on behalf of Walgreens in third quarter of Fiscal Year 2014.  Other strategic partnerships between industry wholesalers and retailers also impacted total net sales to wholesaler/distributor and retail chain.  Mail-order pharmacy total net sales increased primarily as a result of increased sales of drugs used for the treatment of thyroid deficiency, as discussed above.

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

Gross Profit.  Gross profit for the fiscal year ended June 30, 2015 increased 98% to $306.4 million or 75% of total net sales.  In comparison, gross profit for the fiscal year ended June 30, 2014 was $154.4 million or 56% of total net sales.  The gross profit percentage change for the fiscal year ended June 30, 2015 was mainly attributable to product price increases.  The remaining increase was due to the charge related to the JSP contract renewal, which negatively impacted gross margin percentage by 7% in Fiscal Year 2014.

While the Company is continuously seeking to keep product costs low, there can be no guarantee that gross profit percentages will stay consistent in future periods.  Pricing pressure from competitors and costs of producing or purchasing new drugs may also fluctuate in future periods.  Changes in future product sales mix may also occur.

Research and Development.  Research and development expenses increased 9% to $30.3 million for the fiscal year ended June 30, 2015 compared to $27.7 million in the prior-year period.  The increase was primarily due to increased product development costs totaling $2.0 million as well as costs associated with bio-equivalency studies and the clinical trial for the Company’s C-Topical® Solution product totaling $1.9 million.  The increase was partially offset by decreased third-party contract lab expenses totaling $2.7 million.  Compensation-related and other miscellaneous expenses also contributed to the increase.

Selling, General and Administrative.  Selling, general and administrative expenses increased 17% to $45.2 million for the fiscal year ended June 30, 2015 compared with $38.6 million in the prior year period.  The increase was primarily due to additional compensation-related expenses totaling $3.1 million.  Legal expenses also contributed an additional increase of $1.5 million.

The Company is focused on controlling selling, general and administrative costs; however increases in personnel and other costs to facilitate changes in the Company’s infrastructure and expansion may impact selling, general and administrative expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses increased $4.3 million compared to the prior year period. The increase was due to costs associated with the acquisition of Silarx, KUPI and other prospective acquisitions.

Other Income (Loss).  The Company recorded a net gain on investment securities during the fiscal year ended June 30, 2015 totaling $705 thousand compared to a net gain on investment securities totaling $1.9 million in the prior year period.

Income Tax.  The Company recorded income tax expense for the fiscal year ended June 30, 2015 of $77.4 million compared to $32.9 million for the fiscal year ended June 30, 2014.  The effective tax rate for the fiscal year ended June 30, 2015 was 34.0%, compared to 36.5% for the prior-year period.  The decrease in the effective tax rate in the fiscal year ended June 30, 2015 as compared to the fiscal year ended June 30, 2014 was due primarily to the effect of changes in local tax laws and domestic manufacturing deductions recorded in Fiscal 2015.  Research-related tax credits also contributed to the lower rate.

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

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2016, working capital was $306.1 million as compared to $327.0 million at June 30, 2015, a decrease of $20.9 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations, which we expect will be sufficient to service our outstanding debt.

Net cash from operating activities of $135.3 million for the fiscal year ended June 30, 2016 reflected net income of $44.9 million, adjustments for non-cash items of $48.1 million, as well as cash provided by changes in operating assets and liabilities of $42.3 million.  In comparison, net cash from operating activities of $128.5 million for the fiscal year ended June 30, 2015 reflected net income of $150.0 million, offset by cash used by changes in operating assets and liabilities of $21.5 million.

Significant changes in operating assets and liabilities from June 30, 2015 to June 30, 2016 are comprised of:

•                  A decrease in accounts receivable of $15.1 million due to lower gross accounts receivable outstanding and the timing of collections during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.  The Company’s days sales outstanding (“DSO”) at June 30, 2016, based on gross sales for the fiscal year ended June 30, 2016 and gross accounts receivable at June 30, 2016, was 77 days.  The level of DSO at June 30, 2016 was comparable to the Company’s expectation that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  A decrease in inventories of $15.3 million primarily due to the timing of customer order fulfillment.

•                  A decrease in accrued payroll and payroll-related costs of $20.9 million primarily related to payments made in the third quarter of Fiscal 2016 in connection with compensation accrued by KUPI prior to the acquisition as well as payments made in August 2015 in connection with incentive compensation accrued in Fiscal Year 2015.

•                  A decrease in other assets of $7.7 million primarily related to compensation-related reimbursements received from UCB.

•                  An increase in settlement liability of $18.6 million related to a settlement charge recorded in the third quarter of Fiscal 2016, partially offset by payments made pursuant to the agreement.

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

Net cash used in investing activities of $959.1 million for the fiscal year ended June 30, 2016 is mainly the result of the acquisition of KUPI totaling $934.2 million (net of cash acquired), purchases of investment securities of $40.5 million and purchases of property, plant and equipment of $24.3 million, partially offset by proceeds from the sale of investment securities of $39.9 million.  Net cash used in investing activities of $45.8 million for the year ended June 30, 2015 is mainly the result of the acquisition of Silarx totaling $41.9 million, purchases of investment securities of $47.8 million and purchases of property, plant and equipment of $31.7 million, partially offset by proceeds from the sale of investment securities of $75.8 million.

Net cash provided by financing activities of $848.2 million for the fiscal year ended June 30, 2016 was primarily due to proceeds from the issuance of debt totaling $1.0 billion, short-term borrowings under the revolving credit facility of $125.0 million, proceeds from issuance of stock pursuant to stock compensation plans of $4.1 million and excess tax benefits on stock option exercises of $1.5 million, partially offset by debt repayments of $295.0 million, payments of debt issuance costs totaling $34.7 million and purchases of treasury stock totaling $1.3 million.  Net cash provided by financing activities of $12.3 million for the year ended June 30, 2015 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $4.9 million and excess tax benefits on stock options exercises of $8.1 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of June 30, 2016 are as follows:

Amended Senior Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and other lenders providing for a senior secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Term Loan A in an aggregate principal amount of $275.0 million, Term Loan B in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  The entire balance of the Revolving Credit Facility loan is outstanding as of June 30, 2016.

On June 17, 2016, Lannett amended the Senior Secured Credit Facility and the Credit and Guaranty Agreement to raise an incremental term loan in the principal amount of $150.0 million (the “Incremental Term Loan”) and amended certain sections of the agreement (the “Amended Senior Secured Credit Facility”). The terms of this Incremental Term Loan are substantially the same as those applicable to the Term Loan B.  The Company used the proceeds of the Incremental Term Loan and cash on hand to repurchase the outstanding $250.0 million aggregate principal amount of Lannett’s 12.0% Senior Notes due 2023 (the “Senior Notes”) issued in connection with the KUPI acquisition.

The Term Loan A Facility will mature on November 25, 2020. The Term Loan A Facility amortizes in quarterly installments (a) through December 31, 2017 in amounts equal to 1.25% of the original principal amount of the Term Loan A Facility and (b) from January 1, 2018 through September 30, 2020 in amounts equal to 2.50% of the original principal amount of the Term Loan A Facility, with the balance payable on November 25, 2020.  The Term Loan B Facility will mature on November 25, 2022.  The Term Loan B Facility amortizes in equal quarterly installments in amounts equal to 1.25% of the original principal amount of the Term Loan B Facility with the balance payable on November 25, 2022.  Any outstanding Revolving Loans will mature on November 25, 2020.

The Amended Senior Secured Credit Facility is guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and is collateralized by substantially all present and future assets of Lannett and the Subsidiary Guarantors. The interest rates applicable to the Amended Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted LIBOR and 1.00%, plus a borrowing margin of 4.75% (for Term Loan A Facility) or 5.375% (for Term Loan B Facility).  The interest rates applicable to the Revolving Credit Facility is based on a fluctuating rate of interest of an adjusted LIBOR plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility was initially 0.50%.  Beginning March 2016, the interest margins and unused commitment fee on the Revolving Credit Facility are subject to a leveraged based pricing grid.

The Amended Senior Secured Credit Facility contains a number of covenants that, among other things, limit the ability of Lannett and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions of equity; make investments; create restrictions on the ability of Lannett’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Lannett or make intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with Lannett’s affiliates; and prepay or amend the terms of certain indebtedness.

The Amended Senior Secured Credit Facility contains a financial performance covenant that is triggered when the aggregate principal amount of outstanding Revolving Credit Facility and outstanding letters of credit as of the last day of the most recent fiscal quarter is greater than 30% of the aggregate commitments under the Revolving Credit Facility.  The covenant provides that Lannett shall not permit its first lien net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) from and after December 31, 2015, to be greater than 4.25:1.00 (ii) from and after December 31, 2017 to be greater than 3.75:1.00 and (iii) from and after December 31, 2019 to be greater than 3.25:1.00.

The Amended Senior Secured Credit Facility also contains a financial performance covenant for the benefit of the Term Loan A Facility lenders which provides that Lannett shall not permit its net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) prior to December 31, 2017, to be greater than 4.25:1.00, (ii) as of December 31, 2017 and prior to December 31, 2019 to be greater than 3.75:1.00 and (iii) as of December 31, 2019 and thereafter to be greater than 3.25:1.00.

The Amended Senior Secured Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

12.0% Senior Notes due 2023

On November 25, 2015, Lannett issued $250.0 million aggregate principal amount of its unsecured 12.0% Senior Notes due 2023 under an Indenture.  Interest on the Senior Notes accrued at the rate of 12.0% per annum and was payable semi-annually on June 15 and December 15 of each year. The Senior Notes had a maturity date of December 15, 2023.  The Senior Notes were guaranteed by each of Lannett’s current and future domestic subsidiaries that guarantee Lannett’s obligations under the Amended Senior Secured Credit Facility. The Senior Notes may have been redeemed at par, in whole but not in part, at any time prior to October 1, 2016.

On May 26, 2016, the Company repurchased $50.0 million of the $250.0 million aggregate principal amount of the Senior Notes.  On June 20, 2016, the Company completed the repurchase of the remaining $200.0 million of Senior Notes.  The repurchase of the $250.0 million aggregate principal amount of the Senior Notes resulted in a loss on extinguishment of approximately $3.0 million.

Cody Mortgage

The Company is the primary beneficiary of a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  As of June 30, 2016 and June 30, 2015, the effective rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of June 30, 2016, $874 thousand is outstanding under the mortgage loan, of which $141 thousand is classified as currently due.

Other Liquidity Matters

Material Suppliers

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will continue to meet the minimum purchase requirement for Fiscal 2017 and thereafter.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Future Acquisitions

We are continuously evaluating the potential for product and company acquisitions as a part of our future growth strategy.  In conjunction with a potential acquisition, the Company may utilize current resources or seek additional sources of capital to finance any such acquisition, which could have an impact on future liquidity.

We, or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our outstanding debt through open market purchases, privately negotiated purchases, or otherwise.  The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings.

Contractual Obligations

The following table represents annual contractual obligations as of June 30, 2016:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years
Long-Term Debt	$1,161,225	$178,236	$127,117	$285,270	$570,602
Operating Lease Obligations	12,278	1,578	2,222	2,160	6,318
Purchase Obligations	95,451	41,201	54,250	—	—
Contingent Consideration	35,000	35,000	—	—	—
Settlement Agreement	21,000	7,000	14,000	—	—
Interest on Obligations	351,857	70,623	130,405	103,387	47,442
Total	$1,676,811	$333,638	$327,994	$390,817	$624,362

Long-term debt and interest on obligations amounts above primarily relate to the Company’s Amended Senior Secured Credit Facility.  Refer to Note 11 “Long-Term Debt” for additional information.

Interest on obligations was calculated based on interest rates in effect at June 30, 2016.

The purchase obligations above are primarily due to the agreement with Jerome Stevens Pharmaceuticals, Inc. (“JSP”).  If the minimum purchase requirement is not met, JSP has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If JSP terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  If either party were to terminate the purchase agreement, there would be a significant impact on the financial position, results of operations and operating cash flows of the Company.  See Note 21 “Material Contracts with Suppliers” to our Consolidated Financial Statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

Operating lease obligations primarily relate to a 116,000 square foot leased warehouse in Seymour, Indiana as well as a 25 year lease with Forward Cody, which commenced in April 2015.

Contingent consideration of $35.0 million relates to a 50/50 split of additional tax liabilities UCB will incur associated with the IRS Section 338(H)(1) tax election.  Refer to Note 2 “Summary of Significant Accounting Policies” for additional information.

Settlement agreement relates to a Settlement Agreement Release and Mutual Release with one of the Company’s former customers.  Refer to Note 22 “Settlement Agreement” for additional information.

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

Prospects for the Future

As we enter our new fiscal year, we are a formidable generic drug company.  We have earned the respect of our customers by our continuous growth in product offerings and our extraordinary service as a reliable supplier.  The lack of regulatory issues and the ability to respond to our customers’ needs make our Company a desirable supplier.  In 2016, we once again won the prestigious Diana Award for Best Generic Manufacturer from the Healthcare Distribution Alliance.

Over the past several years, Lannett continued to experience substantial improvement in many important financial metrics.  Each year, our knowledge, staffs’ skills and talent increase.  The Company is strengthening and building momentum to grow within the generic pharmaceutical industry organically and through mergers and acquisitions.  The recently completed acquisitions of Silarx and KUPI display our ability to grow through M&A.

One initiative at the core of the Company’s long term strategy is our plan to vertically integrate our supply chain.  Acquired in 2007 we continue leveraging Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for extraction into opioid-based active pharmaceutical ingredients (“APIs”) such as Morphine Base, Hydromorphone, Hydrocodone and Oxycodone, for use in various dosage forms for pain management.

The value of this license comes from the successful development of patentable processes.  Cody Labs has filed and received numerous patents using their expertise in API development and manufacture.  Our technical skills allow the Company to perform in a market with high barriers to entry and limited foreign and domestic competition.

Because of this vertical integration, the Company has direct control of those APIs manufactured by Cody.  In this fashion we can avoid increased costs, add to the Company’s overall margins and avoid supply chain interruptions associated with buying APIs from third-party manufacturers. The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture of non-opioid-based controlled drugs such as Cocaine HCl.

The Company believes that demand for controlled substances and pain management drugs, having grown from $3 billion in 2005 to over $31 billion today, will continue based upon the “Baby Boomer” demographics.  By concentrating additional resources in the development of opioid-based APIs and dosage forms, the Company is well-positioned to take advantage of this opportunity. The Company is currently vertically integrated on three products, with several others in various stages of development.

One product that the Company manufactures is a brand drug for use in surgery.  Our C-Topical® Solution brand of cocaine hydrochloride involves the successful patented synthetic process developed by Cody. This product is being manufactured and marketed under the product name C-Topical® Solution. This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat physicians during surgical procedures. This product represents the Company’s first foray into the brand market.  Currently, we have completed the Phase III study and our CRO is assembling the data for our New Drug Application.  As the Company continues to invest in and focus on process and manufacturing optimization, Cody Labs will continue to be an important part of our future growth plan.

Selling brand versus generic products require a dedicated sales force to detail and educate physicians on the product.  The Company strongly believes that C-Topical®, once FDA has granted approval, will be an important contributor to total revenue, with higher than average profit margins as a result of vertical integration.  The Company’s strategic goal is to continue investing in controlled substance product development.  Revenues from manufactured products derived from controlled substances carry higher-than-average gross margins.

In addition to focusing on the development and manufacture of opioid-based APIs and dosage forms, the Company has made a decision to develop products which require a paragraph four (“P-IV”) certification when filing the ANDA. A P-IV certification is required when an ANDA is submitted for a product for which the innovator’s patent has not yet expired. The certification must state whether the patent on the reference listed drug (“RLD”) is being challenged on grounds of it being invalid, or if the patent is being circumvented. This path to product approval represents an opportunity for our Company, because we do not have to wait until a particular patent expires to potentially enter the market. Secondly, if our Company is the first-to-file a P-IV certification on a product and we successfully invalidate or circumvent the patent, the FDA may grant 180 days of market exclusivity.  This allows us to be the sole competitor to the brand currently on the market for six months unless the innovator company sells an authorized generic.  During this market exclusivity period, we could capture a significant portion of the market from the brand company at reasonably higher prices than our older products.

The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  As of June 30, 2016, we have 12 P-IV certifications pending with the FDA, of which five were filed by Lannett, four by Silarx and three by KUPI.  Four of the P-IV certifications are currently being challenged.  In response to our P-IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our P-IV certification with respect to Thalomid®, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our P-IV certification with respect to Dilaudid® Oral Solution, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P and Purdue Pharma Technologies Inc. filed a patent infringement lawsuit against the Company in August 2015.  The Company is in various stages of responding to the patent infringement claims; and in the case of Dilaudid, a settlement has been reached in principle and details are being finalized.  Refer to Note 12 “Legal and Regulatory Matters” for additional information.

The Company has a business development group focused on mergers, acquisitions and other strategic alliances.  The Company is party to supply and development agreements with JSP, Summit Bioscience LLC, HEC Pharm Group, Pharma Pass II LLC and various other international and domestic companies.  The Company is currently in negotiations of similar agreements with other companies and is actively seeking additional strategic partnerships, through which it will market and distribute products manufactured in-house or by third parties.  The Company plans to continue evaluating potential merger and acquisition opportunities as well as product acquisitions that are a strategic fit and accretive to the business.

After we closed upon the Kremers Urban acquisition, we established a very aggressive integration plan.  We are pleased to say that our integration plans are moving swiftly and we will be benefitting from the synergies created through integration.

We are pleased to advise that the FDA will be inspecting our overseas pharmacokinetic subsidiary Darmantest Laboratory as well as Firmplace, a joint venture stability lab this fall.  These operations may affect lower cost benefits for stability and bioequivalency studies in the future.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the SEC requires the use of estimates and assumptions. A listing of the Company’s significant accounting policies are detailed in Note 2 “Summary of Significant Accounting Policies.” A subsection of these accounting policies have been identified by management as “Critical Accounting Policies.” Critical accounting policies are those which require management to make estimates using assumptions that were uncertain at the time the estimates were made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.

Management has identified the following as “Critical Accounting Policies”: Revenue Recognition, Inventories, Income Taxes, Valuation of Long-Lived Assets, including Goodwill and Intangible Assets, In-Process Research and Development and Share-based Compensation.

Revenue Recognition

The Company recognizes revenue when title and risk of loss have transferred to the customer and provisions for estimates, including rebates, promotional adjustments, price adjustments, returns, chargebacks and other potential adjustments are reasonably determinable.  The Company also considers all other relevant criteria specified in SEC Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition,” in determining when to recognize revenue.

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $176.1 million and $69.4 million at June 30, 2016 and June 30, 2015, respectively.  Rebates payable at June 30, 2016 and June 30, 2015 included $21.9 million and $7.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for fiscal years 2016, 2015 and 2014:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2013	$7,267	$3,581	$6,689	$1,000	$18,537
Current period provision	144,578	56,346	6,632	21,462	229,018
Credits issued during the period	(121,525)	(44,836)	(3,980)	(20,675)	(191,016)
Balance at June 30, 2014	30,320	15,091	9,341	1,787	56,539
Additions related to the Silarx acquisition	1,042	1,176	712	—	2,930
Current period provision	338,668	83,364	17,707	30,661	470,400
Credits issued during the period	(334,229)	(79,133)	(8,551)	(30,920)	(452,833)
Balance at June 30, 2015	35,801	20,498	19,209	1,528	77,036
Additions related to the KUPI acquisition	49,333	38,471	20,498	6,455	114,757
Current period provision	646,926	189,210	21,298	49,976	907,410
Credits issued during the period	(645,565)	(194,095)	(20,412)	(41,108)	(901,180)
Balance at June 30, 2016	$86,495	$54,084	$40,593	$16,851	$198,023

For the fiscal years ended June 30, 2016, 2015 and 2014, as a percentage of gross sales the provision for chargebacks was 44.6%, 38.6% and 28.8%, respectively, the provision for rebates was 13.0%, 9.5% and 11.2%, respectively, the provision for returns was 1.5%, 2.0% and 1.3%, respectively and the provision for other adjustments was 3.4%, 3.5% and 4.3%, respectively.

The increase in total reserves from June 30, 2015 to June 30, 2016 was due to increases in all reserve categories primarily as a result of reserves acquired in connection with the acquisition of KUPI.  The activity in the “Other” category includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.

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

Chargebacks

The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company sells its products directly to wholesale distributors, generic distributors, retail pharmacy chains and mail-order pharmacies. The Company also sells its products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and group purchasing organizations, collectively referred to as “indirect customers.” The Company enters into agreements with its indirect customers to establish pricing for certain products. The indirect customers then independently select a wholesaler from which to purchase the products. If the price paid by the indirect customers is lower than the price paid by the wholesaler, the Company will provide a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and the wholesaler purchase price. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels. As sales to the large wholesale customers, such as Cardinal Health, AmerisourceBergen and McKesson increase (decrease), the reserve for chargebacks will also generally increase (decrease). However, the size of the increase (decrease) depends on product mix and the amount of sales made to indirect customers with which the Company has specific chargeback agreements. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

Rebates

Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. Additionally, as a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an ANDA.  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were both approved by the FDA as 505(b)(2) NDAs, they are considered “brand” drugs for purposes of the PPACA. Drugs purchased within the Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates. The Company estimates the reserve for rebates and other promotional credit programs based on the specific terms in each agreement when revenue is recognized. The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease). However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

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

Other Adjustments

Other adjustments consist primarily of price adjustments, also known as “shelf-stock adjustments” and “price protections,” which are both credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products.  In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction.  Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.  Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded provisions for excess and obsolete inventory of $9.4 million, $6.7 million and $2.9 million, respectively.

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

The Company’s future effective income tax rate is highly reliant on future projections of taxable income, tax legislation and potential tax planning strategies.  A change in any of these factors could materially affect the effective income tax rate of the Company in future periods.

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

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

The Company’s long-lived assets primarily consist of property, plant and equipment, definite and indefinite-lived intangible assets and goodwill.

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

The nature and timing of triggering events by their very nature are unpredictable; however, management regularly considers the performance of an asset as compared to its expectations, industry events, industry and economic trends, as well as any other relevant information known to management when determining if a triggering event occurred.  If a triggering event is determined to have occurred, the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset, then an impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value can materially impact our results of operations.

Goodwill and indefinite-lived intangible assets, including in-process research and development, are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances (“triggering events”) indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative test.  The quantitative impairment test consists of a Step I analysis that requires a comparison between the reporting unit’s fair value and carrying amount. If the fair value of the reporting unit exceeds its carrying amount, impairment does not exist and no further analysis is required.  A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying amount.  If the carrying amount of a reporting unit exceeds the fair value, Step II of the quantitative impairment test requires the allocation of the reporting unit fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill or indefinite-lived intangibles.  An impairment charge is recognized only when the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible is less than its carrying amount.  The judgments made in determining the estimated fair value of goodwill and indefinite-lived intangible asset can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The Company has one reportable segment and one reporting unit, generic pharmaceuticals.

In-Process Research and Development

Acquired businesses are accounted for using the acquisition method of accounting.  The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values.  Amounts allocated to in-process research and development are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets as described above.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. The judgments made in determining the estimated fair value of in-process research and development, as well as asset lives, can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  During the fourth quarter of Fiscal 2016, as part of the Company’s annual test of goodwill and indefinite-lived intangibles, an impairment charge equal to $8.0 million was recorded.  In Fiscal 2015, no impairment charges were recorded.

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the market price on the grant date to value restricted stock.  The Black-Scholes valuation model includes various assumptions, including the expected volatility, the expected life of the award, dividend yield and the risk-free interest rate.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	June 30, 2016	June 30, 2015	June 30, 2014
Risk-free interest rate	1.7%	1.7%	2.1%
Expected volatility	48.3%	52.1%	62.8%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	6.5%	6.5%	7.5%
Expected term	5.2 years	5.5 years	5.9 years

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period.  This assumption is based on our actual forfeiture rate on historical awards.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically issued and has no immediate plans to issue, a dividend.

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

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost or net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively.  Early adoption is permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at June 30, 2016, each 1/8% increase in interest rates would yield $1.5 million of incremental annual interest expense.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of June 30, 2016 and June 30, 2015, the effective interest rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.5 million.  As of June 30, 2016, $874 thousand is outstanding under the mortgage loan.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for financial reporting as of June 30, 2016.  Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.  These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

Jeffrey Farber	55	Chairman of the Board

Arthur P. Bedrosian	70	Director

David Drabik	48	Director

Paul Taveira	56	Director

James M. Maher	63	Director

Albert Paonessa, III	56	Director

Officers:

Arthur P. Bedrosian	70	Chief Executive Officer

Martin P. Galvan	64	Vice President of Finance, Chief Financial Officer and Treasurer

Kevin R. Smith	56	Senior Vice President of Sales and Marketing

John M. Abt	51	Vice President of Quality

Dr. Mahendra Dedhiya	67	Chief Scientific Affairs

Robert Ehlinger	58	Vice President and Chief Information Officer

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

David Drabik was elected a Director of the Company in January 2011.  Mr. Drabik is a National Association of Corporate Directors Governance Fellow.  Since 2002, Mr. Drabik has been President of Cranbrook & Co., LLC (“Cranbrook”), an advisory firm primarily serving the private equity and venture capital community.  At Cranbrook, Mr. Drabik assists and advises its clientele on originating, structuring and executing private equity and venture capital transactions.  From 1995 to 2002, Mr. Drabik served in various roles and positions with UBS Capital Americas (and its predecessor UBS Capital LLC), a New York City based private equity and venture capital firm that managed $1.5 billion of capital.  From 1992 to 1995, Mr. Drabik was a banker with Union Bank of Switzerland’s Corporate and Institutional Banking division in New York City.  Mr. Drabik graduated from the University of Michigan with a Bachelors of Business Administration degree.

The Governance and Nominating Committee concluded that Mr. Drabik is well qualified and should be nominated to serve as a Director due, in part, to his understanding and involvement in investment banking.  As a global investment bank professional with extensive experience advising senior management, his skills include business analytics, financing and a strong familiarity with SEC documentation.  Mr. Drabik is an independent director as defined by the rules of the NYSE.

Paul Taveira was appointed a Director of the Company in May 2012.  Mr. Taveira has been Chief Executive Officer of the National Response Corporation, an international firm specializing in environmental services, since June 2015.  He previously served on the Board of Directors and as the Chief Executive Officer of A&D Environmental Services Inc., an environmental and industrial services company.  From 2007 to 2009, Mr. Taveira was a Managing Partner of Precision Source LLC, a manufacturer of precision parts for various industries across the United States.  From 1997 to 2007, Mr. Taveira held several positions at PSC Inc., a national provider of environmental services, including President, Vice President and Regional General Manager.  From 1987 to 1997, Mr. Taveira held several management positions with Clean Harbors Inc., an international provider of environmental and energy services.  Mr. Taveira graduated from Worcester State University with a Bachelor of Science degree in Biology.

The Governance and Nominating Committee concluded that Mr. Taveira is well qualified and should be nominated to serve as a Director due, in part, to his understanding and experience as a Chief Executive Officer and Director of A&D Environmental Services Inc.  Additionally, Mr. Taveira has experience as a Managing Partner of Precision Source LLC, a manufacturer of precision parts for various industries across the United States.  Mr. Taveira is an independent director as defined by the rules of the NYSE.

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

The Governance and Nominating Committee concluded that Mr. Maher is well qualified and should be nominated to serve as a Director, due to his extensive experience at PricewaterhouseCoopers.  Additionally, Mr. Maher has significant experience in dealing with acquisitions, divestitures, initial public offerings and secondary offerings.  Mr. Maher is an independent director as defined by the rules of the NYSE.

Albert Paonessa, III was appointed as a Director of the Company in July 2015.  Mr. Paonessa retired from Anda, Inc., the fourth largest distributor of generic drugs in the U.S. in January 2015 after serving as President for the past 10 years.  He previously served as Anda’s Senior Vice President of Sales and before that as Vice President of IT.  Earlier, Mr. Paonessa was Vice President of Operations for VIP Pharmaceuticals, which was acquired by Anda’s parent company Andrx, in 2000.  Mr. Paonessa earned a Bachelor of Arts degree in Interpersonal Communications from Bowling Green State University.

The Governance and Nominating Committee concluded that Mr. Paonessa is well qualified and should be nominated to serve as a Director due, in part, to his significant experience in different executive roles within the generic pharmaceutical industry.  Additionally, Mr. Paonessa has a strong operational and technical background, especially in the areas of sales, IT, planning and budgeting and business development.  Mr. Paonessa is an independent director as defined by the rules of the NYSE.

Arthur P. Bedrosian, J.D. was promoted to President of the Company in May 2002 and CEO in January of 2006.  Previously, he served as the Company’s Vice President of Business Development from January 2002 to April 2002.  Mr. Bedrosian was elected as a Director in February 2000 and served to January 2002.  Mr. Bedrosian was re-elected a Director in January 2006.  Mr. Bedrosian has operated generic drug manufacturing, sales and marketing businesses in the healthcare industry for many years.  Prior to joining the Company, from 1999 to 2001, Mr. Bedrosian served as President and Chief Executive Officer of Trinity Laboratories, Inc., a medical device and drug manufacturer.  Mr. Bedrosian also operated Pharmaceutical Ventures Ltd, a healthcare consultancy, Pharmeral, Inc. a drug representation company selling generic drugs and Interal Corporation, a computer consultancy to Fortune 100 companies. Mr. Bedrosian holds a Bachelor of Arts Degree in Political Science from Queens College of the City University of New York and a Juris Doctorate from Newport University in California.

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

Kevin R. Smith joined the Company in January 2002 as Vice President of Sales and Marketing.  Prior to this, from 2000 to 2001, he served as Director of National Accounts for Bi-Coastal Pharmaceutical, Inc., a pharmaceutical sales representation company.  Prior to this, from 1999 to 2000, he served as National Accounts Manager for Mova Laboratories Inc., a pharmaceutical manufacturer.  Prior to this, from 1991 to 1999, Mr. Smith served as National Sales Manager at Sidmak Laboratories, a pharmaceutical manufacturer.  Mr. Smith has extensive experience in the generic sales market and brings to the Company a vast network of customers, including retail chain pharmacies, wholesale distributors, mail-order wholesalers and generic distributors.  Mr. Smith has a Bachelor of Science Degree in Business Administration from Gettysburg College.

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

Dr. Mahendra Dedhiya joined the Company as Chief Scientific Affairs in June 2015.  Prior to joining the Company, Dr. Dedhiya served as Silarx Pharmaceuticals’ Executive Vice President of Scientific Affairs from 2014 to 2015, overseeing research and development and regulatory affairs among other responsibilities.  Before that, he held a number of positions of increasing responsibility for Forest Pharmaceuticals from 2001 to 2014, rising to Executive Director.  Prior to his tenure at Forest Pharmaceuticals, Dr. Dedhiya served as Director of Product Development at Roxane Laboratories and held a number of positions at other Pharmaceutical Companies.  He earned a Doctor of Philosophy degree from the University of Michigan in Pharmaceutics, a Master of Science degree in Medicinal Chemistry from the University of Rhode Island, a Bachelor of Science from University of Poona and MBA from University of Bridgeport.

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

To the best of the Company’s knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director, executive officer, or significant employee during the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2016 all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners under Section 16(a) of the Exchange Act were complied with in a timely manner, except for a Form 4 for Dr. Mahendra Dedhiya related to a purchase of shares on February 5, 2016, a Form 4 for John Abt related to shares withheld by the Company to satisfy tax withholding obligations for a restricted stock vesting on March 30, 2016 and Form 4s for various executive officers related to shares withheld by the Company to satisfy tax withholding obligations for restricted stock vestings on April 24, 2016.

Code of Ethics

The Company has adopted the Code of Professional Conduct (the “code of ethics”), a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, as well as all other company personnel.  The code of ethics is publicly available on our website at www.lannett.com.  If the Company makes any substantive amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or any other executive, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Audit Committee

The Audit Committee has responsibility for overseeing the Company’s financial reporting process on behalf of the Board.  In addition, Audit Committee responsibilities include selection of the Company’s independent auditors, conferring with the independent auditors regarding their audit of the Company’s consolidated financial statements, pre-approving and reviewing the independent auditors’ fees and considering whether non-audit services are compatible with maintaining their independence and considering the adequacy of internal financial controls.  The Audit Committee operates pursuant to a written charter adopted by the Board, which is available on the Company’s website at www.lannett.com.  The charter describes the nature and scope of the Audit Committee’s responsibilities.  The members of the Audit Committee consist of Paul Taveira, David Drabik and James M. Maher.  All members of the Audit Committee are independent directors as defined by the rules of the NYSE.

Financial Expert on Audit Committee:  The Board has determined that James M. Maher, current director and chairman of the audit committee, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the Commission.

ITEM 11.                                        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (CD&A) describes our 2016 Executive Compensation Program. It provides an overview of the compensation program for the following Named Executive Officers (NEOs) and how the Compensation Committee of the Board of Directors (the Committee) made its decisions for our 2016 fiscal year (July 1, 2015 — June 30, 2016).

NEO	Title/Role
Arthur P. Bedrosian	Chief Executive Officer (CEO)
Martin P. Galvan	Vice President of Finance, Chief Financial Officer and Treasurer
Kevin Smith	Senior Vice President of Sales and Marketing
John M. Abt	Vice President of Quality
Robert Ehlinger	Vice President of Logistics and Chief Information Officer
Michael Bogda	Former President*
William Schreck	Former Chief Operating Officer*

* Mr. Bogda departed the Company effective June 3, 2016

** Mr. Schreck departed the Company effective September 11, 2015

Say on Pay Results in 2015

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

The following pages of this CD&A highlight performance results since Fiscal 2013 that have had a direct impact on the compensation paid to our NEOs over the same period of time. It looks specifically at the performance measures used in the short- and long-term incentive awards under the Executive Compensation Program that the Committee believes drive shareholder value. It also describes recently approved changes for Fiscal 2017 to further align our Executive Compensation Program with our objectives and best competitive practice.

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

Executive Summary

Business Highlights

The Company achieved a number of strategic milestones in Fiscal 2016, including the acquisition of Kremers Urban Pharmaceuticals Inc. (“KUPI”), which significantly increased our product portfolio and scope of operations.  After several years of extraordinary performance, our profitability and total shareholder return results were lower in Fiscal 2016, primarily due to some short-term challenges associated with the KUPI acquisition and softness in the generic pharmaceuticals market.  The decline in our Fiscal 2016 performance results adversely impacted executive pay levels as discussed further below.

Compared with Fiscal 2015 results, and including the impact of the KUPI acquisition, we increased Total Net Sales in Fiscal 2016 by approximately 33%, while Operating Income declined by 42%, and Diluted Earnings Per Share (EPS) declined by 70%.  These results include approximately $166 million in KUPI Total Net Sales between the time of acquisition and fiscal year end, a $24 million reduction in Net Sales related to a customer settlement, $27 million in acquisition-related expenses, and $70 million of interest expense associated with the financing of the KUPI transaction. Excluding the impact of the KUPI acquisition, Total Net Sales declined by 7%, Operating Income decreased by 17%, and Diluted EPS declined by 19%.  Our stock price decreased by approximately 60% during the 12-month period ending June 30, 2016 and increased in total by approximately 100% over the past three years.

The KUPI acquisition, which closed in November 2015, further diversified our product portfolio. Since the closing, our leadership team has worked diligently to integrate KUPI into our Company and restore / expand its customer base.  In February 2016, we implemented the 2016 Restructuring Plan to further enhance synergies, reduce costs, and strengthen our balance sheet. While Fiscal 2016 profitability was adversely impacted by the KUPI acquisition, we believe this transaction positions the Company for long-term growth and shareholder value creation.  During Fiscal 2016, we also completed the integration of Silarx, Inc. (“Silarx”), which was acquired in June 2015 to further enhance our product portfolio.  Using Silarx as an example, sales from their facility have doubled in terms of revenue and profits post integration.  While we cannot assume a similar outcome for KUPI at this time, the management team is very optimistic that additional value in KUPI can be realized.

In addition, we continued to make important advances in product development and mix, market share, and in our regulatory approval process, allowing us to efficiently and safely place our products that span a variety of categories (e.g., thyroid deficiencies, central nervous system, gastrointestinal, pain management, etc.) on the market.  Following the recent acquisitions of KUPI and Silarx, we currently have approximately 100 products available to the market, with an additional 31 Abbreviated New Drug Applications (“ANDAs”) pending regulatory approval.  We also have 26 product candidates in development, and continue to capitalize on our strategic partnerships, both domestically and internationally.

Key financial performance highlights, as reported in accordance with U.S. generally accepted accounting principles and including the impact of the KUPI acquisition, include:

†Peer Group average pertains to the Fiscal 2016 peer group.

Comparison of CEO Pay (In Year Earned) Versus Performance

The following charts compare CEO pay with Company performance, as measured by diluted Earnings Per Share (“EPS”) and indexed Total Shareholder Returns (“TSR”), between fiscal years 2013 and 2016.  To more accurately demonstrate the alignment between executive pay and Company performance, comparisons include performance-based annual equity grants in the year earned, as opposed to the year granted.  This approach differs from current reporting requirements for the Summary Compensation Table and Grants of Plan-Based Awards Table, which reflect equity award values in the year of grant.  While NEO pay is tied to a variety of performance criteria and other factors, we believe these selected charts demonstrate our commitment to aligning executive pay with Company performance.

Fiscal 2016 Executive Compensation Program Changes

As our Company grows, the Committee is committed to the evolution and improvement of our Executive Compensation Program to ensure alignment with our business strategy and shareholder interests, as well as best competitive practices.  The Committee made the following adjustments to the program’s core compensation elements for 2016:

What’s Changed	How It’s Changed	Explanation
Short-Term Incentives (Annual Bonus)

•             Increased Threshold performance hurdles from 80% of Target to 90% of Target, to account for the anticipated lack of growth in Fiscal 2016 performance results.

•             Increased the target award opportunity for the CEO from 75% of salary to 80% of salary, to improve pay competitiveness.

No changes were made to performance metrics or weightings. Following several years of extraordinary growth, Fiscal 2016 financial performance results were expected to be slightly below Fiscal 2015 levels. As a result, the Committee increased the Threshold performance hurdle, relative to Target, to focus NEOs on achieving Fiscal 2016 performance targets.

Long-Term Incentives

•             Increased target award opportunities for several NEOs to improve pay competitiveness, with grants for Fiscal 2016 performance to be provided through a value mix of 65% restricted stock and 35% stock options.

•             Grant levels will continue to be tied to Company performance, and can range from 0% to 150% of target awards based on actual results versus pre-established goals.

•             Grants under this program occurred in July 2016, following the determination of actual results for Fiscal 2016.

The Committee continued to link equity grant levels to Company performance to strengthen alignment with shareholder interests. The increased emphasis on restricted stock relative to stock options helps manage equity plan share usage and dilution levels, focuses executives on long-term shareholder value creation, and further reinforces the Company’s leadership retention strategy.

Our Commitment to Sound Corporate Governance

In order to align our executive compensation program with long-term shareholder interests, we have adopted a variety of sound corporate governance practices, as illustrated in the following table:

What We Do	What We Don’t Do
• Emphasize variable incentives to align pay with performance	• Provide multi-year pay guarantees within employment agreements
• Tie incentive compensation to multiple performance metrics that reinforce key business objectives	• Allow stock option repricing without shareholder approval
• Place primary emphasis on equity compensation to align executive and shareholder interests	• Permit stock hedging or pledging activities
• Use stock ownership guidelines for executive officers and non-employee directors	• Provide uncapped incentive awards
• Maintain a clawback policy allowing for the recoupment of excess compensation in the event of a material financial restatement and fraud or misconduct	• Pay tax gross-ups on any awards
• Engage an independent compensation consultant to advise the Compensation Committee	• Provide excessive executive perquisites

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

Long-Term Incentives	Equity (Variable)	Provides incentives for management to execute on financial and strategic goals that drive long-term shareholder value creation and support the Company’s retention strategy.

Target Compensation Mix

The charts below show that most of our NEO’s target compensation for Fiscal 2016 is variable (74% for our CEO and an average of 62% for our other NEOs).  Variable pay includes the target value of short-term cash incentives (“STI”), stock options, and restricted stock.

Based upon Fiscal 2016 compensation as reported in the Summary Compensation Table on page 74 of this Form 10-K, variable pay represents 75% of total pay for our CEO and 66% of average total pay for our other NEOs.  This mix reflects below-target annual incentives earned in Fiscal 2016 under the Annual Bonus Plan (shown as STI), above-target equity grants in Fiscal 2016 based on Fiscal 2015 Company performance, and one-time special recognition cash awards for the successful closing of the KUPI transaction and related integration activities during Fiscal 2016.  The emphasis on variable pay would be lower if comparisons included equity grants in the year earned, since equity grants in Fiscal 2017 based on Fiscal 2016 performance were well below target levels.

How Compensation Decisions Are Made

•                  The Role of the Compensation Committee. The Committee, composed entirely of independent directors, is responsible for making executive compensation decisions for the NEOs.  The Committee works closely with its independent compensation consultant, Pearl Meyer & Partners (“Pearl Meyer”), and management to examine pay and performance matters throughout the year.  The Committee’s charter, which sets out its objectives and responsibilities, can be found at our website at www.lannett.com under Investor Relations.

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

In making its determinations, the Committee considers market data and advice from Pearl Meyer, as well as budgets, reports, performance assessments and other information provided by management.  It also considers other factors, such as the experience, skill sets, and contributions of each NEO towards our overall success.  However, the Committee is ultimately responsible for all compensation-related decisions for the NEOs and may exercise its own business judgment when evaluating performance results and making compensation decisions.

Timing of Committee Meetings and Grants; Option and Share Pricing

The Committee meets as necessary to fulfill its responsibilities, and the timing of these meetings is established during the year.  The Committee holds special meetings from time to time as its workload requires.  Annual equity grants typically occur after finalizing fiscal year end performance results.  Historically, annual grants of equity awards were typically approved at a meeting of the Committee in August/September of each year to reward prior year performance.  Beginning with grants made in Fiscal 2015, equity grants occur in the July/August time frame, reflecting the Company’s status change to a large accelerated filer (with an expedited filing date requirement) as a result of our strong growth and significant increase in equity market capitalization.  Individual grants (for example, associated with the timing of a new NEO or promotion to an NEO position) may occur at any time of year.  The exercise price of each stock option and fair value of restricted stock awarded to our NEOs is the closing price of our common stock on the date of grant.

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

In Fiscal 2015, Pearl Meyer was retained by the Committee, as its independent consultant, to review the competitiveness of the Executive Compensation Program.  Pearl Meyer provided the Committee with compensation data with respect to similarly sized biopharmaceutical and life sciences companies and consulted with the Committee about a variety of issues related to competitive compensation practices and incentive plan designs. Pearl Meyer was also retained by the Committee in Fiscal 2016 to review the competitiveness of the Executive Compensation Program and to provide ongoing advice relating to the Executive Compensation Program.  The Committee assessed the independence of Pearl Meyer pursuant to the SEC rules and concluded that no conflict of interest exists that would prevent Pearl Meyer from independently advising the Committee.

Peer Group & Benchmarking

The Committee evaluates industry-specific and general market compensation practices and trends to ensure the Executive Compensation Program is appropriately competitive.  When making decisions about the program for Fiscal 2016, the Committee considered publicly-available data, as well as a market study conducted by Pearl Meyer in July 2015.  The Pearl Meyer study developed market values using a blend of peer group proxy pay data for the companies shown below as well as published survey data for the broader life sciences industry.  Using this information, the Committee compared our program to the compensation practices of other companies which the Committee believes are comparable to the Company in terms of size, scope and business complexity (the peer group).  As shown below, the Company ranked in the upper half of the peer group in terms of revenues and profitability and slightly below the 50th percentile for equity market capitalization.

		Equity	Fiscal Year	Fiscal
	Fiscal Year	Market Cap.	End Operating	Year End	Cumulative
	End # of	6/30/2016	Income	Sales	3 YR TSR
Company Name	Employees	($mm)	($mm)	($mm)	6/30/2016
Aceto Corp.	270	$648	$54	$547	57%
Akorn, Inc.	1,644	$3,402	$150	$593	111%
Albany Molecular Research Inc.	2,220	$466	$23	$402	13%
Amphastar Pharmaceuticals, Inc.	1,460	$723	$(3)	$252	N/A
Cambrex Corporation.	1,228	$1,654	$107	$434	270%
Depomed, Inc.	494	$1,199	$1	$343	249%
Impax Laboratories Inc.	1,290	$2,127	$97	$860	45%
INSYS Therapeutics, Inc.	510	$926	$102	$331	180%
The Medicines Company	614	$2,340	$(257)	$309	9%
Pernix Therapeutics Holdings, Inc.	274	$27	$(71)	$176	-88%
Sagent Pharmaceuticals, Inc.	440	$492	$9	$318	-29%
Lannett Company, Inc.	1,149	$874	$131	$542	100%
% Rank	55%	45%	91%	73%	60%

Following the KUPI acquisition, and based on recommendations from Pearl Meyer, the Committee approved changes to the peer group for Fiscal 2017 to account for the Company’s significant increase in size.  The Committee approved the exclusion of former peers Albany Molecular Research Inc., Pernix Therapeutics Holdings Inc., and Sagent Pharmaceuticals Inc., on the basis of size and business focus.  The Committee also approved the addition of Horizon Pharma plc, Jazz Pharmaceuticals plc, Prestige Brand Holdings Inc., and United Therapeutics Corporation.  These additional companies compete with us for business and executive talent, and were added to the peer group to round out the sample size.  Compared with the revised peer group, the Company is near the 50th percentile in terms of net sales and between the 50th and 75th percentiles in terms of operating income.

The Committee uses external market data as a reference point to ensure the Company’s executive compensation program is sufficiently competitive to attract, retain, and motivate highly experienced and talented NEOs.  The Committee generally seeks to position target total direct compensation for NEOs at or near 50th percentile market values for comparable positions, but does not utilize a purely formulaic benchmarking approach.  Based on the July 2015 Pearl Meyer study, target total direct compensation, including the sum of base salary plus target short-term and long-term incentives, was within a competitive range (defined as +/- 10%) of 50th percentile market values for then-current NEOs except for Messrs. Bedrosian and Galvan, who were below the competitive range, and Mr. Abt, who was recently recruited to the Company and was above the competitive range.  Excluding Mr. Bedrosian, whose target pay was below the 25th percentile, aggregate target total direct compensation was equal to 96% of the 50th percentile.  As previously noted, when evaluating our executive compensation program, the Committee considers a variety of other factors in addition to external market data, such as Company and individual performance, and each NEO’s qualifications, skill sets, and past and expected future contributions towards our success.

2016 Executive Compensation Program Decisions

Base Salary

We attribute much of our success to our highly-experienced executive management team, and the strength of their leadership has been clearly demonstrated by our exceptional long-term performance results and growth.  In order to remain competitive among our industry peers, the Committee believes it must set compensation at market-competitive levels that reflect the executive’s experience, role and responsibilities.  In Fiscal 2016, the Committee approved base salary increases to Messrs. Bedrosian, Galvan, and Smith to bring them to the 50th percentile of comparable organizations, as reported in Pearl Meyer’s July 2015 market pay analysis, and modest merit increases for Messrs. Ehlinger and Abt.  No base salary increases were provided for Messrs. Bogda and Schreck, both of whom departed from the Company during Fiscal 2016.

NEO	2015 Base Salary	2016 Base Salary	% Change
Arthur P. Bedrosian	$555,170	$615,129	11%
Martin P. Galvan	$326,510	$354,916	9%
Kevin Smith	$286,340	$314,974	10%
Robert Ehlinger	$236,900	$242,823	3%
John Abt*	$286,000	$289,632	1%

* Mr. Abt was hired during Fiscal 2015

Short-Term Incentives (Annual Bonus)

The Company’s NEOs participate in an annual bonus program, which is designed to reinforce the annual business plan and budgeted goals and to recognize yearly performance achievements focused primarily on financial and operating results.  Actual payouts can range from 0% (below threshold) to 200% (superior performance) of target awards and are paid in cash.  The Committee sets each NEO’s threshold, target and superior bonus opportunity as a percentage of base salary, as follows:

	Annual Bonus Opportunity As a % of Salary
NEO	Threshold (25% of Target)	Target (100% of Target)	Superior (200% of Target)
Arthur P. Bedrosian	20%	80%	160%
Martin P. Galvan Kevin Smith John Abt	15%	60%	120%
Robert Ehlinger	12.5%	50%	100%

In Fiscal 2016, Mr. Bedrosian’s target award opportunity was increased from 75% of salary to 80% of salary to align more closely with 50th percentile market values.  Expressed as percentages of salary, Fiscal 2016 award opportunities for all other NEOs were the same as those established in Fiscal 2015.

The overall annual bonus plan for Fiscal 2016 is comprised of two components:

•                  Corporate Financial & Operational Goals: 90% (95% for the CEO) of the total target award opportunity is tied to operating results versus targets established by the Committee to promote a focus on Company-wide profitable growth and collaboration:

	Weighting (Out of 100%)
Performance Metric	CEO	Other NEOs
Adjusted Operating Income	50%	50%
Adjusted Earnings Per Share (EPS)	25%	20%
Adjusted Net Sales	20%	20%
Individual Objectives	5%	10%

Fiscal 2016 performance metrics and weightings were the same as those established in Fiscal 2015.  Adjusted Operating Income is defined as operating income excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items.  Adjusted EPS is defined as diluted EPS excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items.  Adjusted Net Sales is defined as Net Sales excluding the impact of a customer settlement charge.  Any adjustments are reviewed and approved by the Committee.

•                  Individual Objectives: 10% (5% for the CEO) of the total target award opportunity is based on the achievement of pre-established quantitative and qualitative individual goals, to promote individual accountability and “line of sight.”  Fiscal 2016 goals were tied to various strategic, financial and operational objectives, taking into consideration each NEO’s job function and responsibilities.  For competitive harm reasons, the Company does not disclose specific details on individual goals and strategic objectives, although major accomplishments in Fiscal 2016 for each NEO are listed on page 69.

2016 Short-Term Incentives (Annual Bonus): Results and Payouts

•                  Corporate Financial & Operational Results (Collectively Weighted 90% to 95% of Target Award). Following several years of extraordinary growth, Fiscal 2016 performance results were expected to be at or below Fiscal 2015 levels.  Fiscal 2016 Target goals for Adjusted Operating Income and Adjusted EPS were set at Fiscal 2015 actual levels, and the Adjusted Net Sales Target was set slightly above Fiscal 2015 actual results.  These goals were established prior to the KUPI acquisition, and therefore, all Fiscal 2016 performance goals and actual results exclude the KUPI transaction.  Based on the established Target goals, the Committee increased the hurdle for Fiscal 2016 Threshold performance goals from 80% of Target to 90% of Target goals.  The Committee viewed these performance hurdles as very challenging in light of then-current internal forecasts and economic conditions.  For Fiscal 2016, the Committee established financial performance goals ranging from 90% of Target (Threshold) to 120% of Target (Superior):

	Weighting	Performance Goals (Excluding KUPI Transaction)
Performance Metric	(Out of 100%)	Threshold	Target	Superior	Actual
Adjusted Operating Income ($ millions)	50%	$220.7	$245.2	$294.2	$207.1
Adjusted Earnings Per Share (EPS)	20% (25% for CEO)	$3.93	$4.37	$5.24	$3.79
Adjusted Net Sales ($ millions)	20%	$393.3	$437.0	$524.4	$400.4

Excluding the impact of the KUPI acquisition, actual Fiscal 2016 performance results were below Threshold levels for Adjusted Operating Income and Adjusted EPS, and between Threshold and Target levels for Adjusted Net Sales.  Actual Adjusted Operating Income for Fiscal 2016 excluded pre-tax items totaling $76 million, including acquisition-related expenditures, purchase accounting-related expenses due to the KUPI acquisition, and other non-recurring one-time items.

Actual Adjusted EPS excluded the same $76 million in pre-tax items that were excluded from Adjusted Operating Income plus $70 million in interest expense and the tax effects for all of these items. The Adjusted Net Sales performance metric excluded items totaling $142 million, including KUPI sales of approximately $166 million between the date of acquisition and fiscal year end and $24 million related to a customer settlement.

•                  Individual Results (Collectively Weighted 5% of Target Award for the CEO and 10% for other Current NEOs).

NEO	Performance Highlights
Arthur P. Bedrosian

•             Doubled the size of the Company through acquisitions

•             Reduced product concentrations

•             Restored relations with major KUPI customer

•             Refinanced $250 million 12% Senior Note within six months of closing the Acquisition

•             Led and managed C-Suite leadership/succession planning with Human Resources

Martin P. Galvan

•             Delivered accurate financial reports on a required monthly, quarterly and annual basis as an accelerated filer with the SEC while integrating the two M&A transactions

•             Worked with CEO to refinance $250 million Senior Note

•             Contributed to the integration of Silarx and KUPI

•             Assembled and mentored an executive M&A and banking team

Kevin Smith

•             Doubled sales of Silarx products and integrated KUPI acquisition and reorganized sales team

•             Introduced Silarx and KUPI products and increased market share on Lannett products

•             Transitioned CSO into in-house sales team for C-Topical brand sales

John Abt	• Introduced new quality initiatives at all sites in systemic Quality procedures • Headed the Integration Management Office to integrate the two M&A transactions
Robert Ehlinger

•             Assembled team to upgrade SAP at Lannett

•             Introduced SAP at both Silarx and Cody Labs sites

•             Assembled and headed the separation and eventual integration of SAP from UCB to Lannett

•             Made IT software compatible with internal SOX compliance initiatives

Individual goals are not shown for Messrs. Bogda and Schreck, both of whom departed from the Company during Fiscal 2016 and did not receive a bonus.

Total Annual Bonus

Based on our performance results and individual contributions, the NEOs earned below-Target awards for the corporate operational component and awards between Threshold and Target levels for the individual component under the Annual Bonus Plan.  Overall awards for current NEOs were equal to approximately 11.3% (9.3% for the CEO) of target amounts.  Total awards for each of the NEOs were as follows:

NEO	Operational Results Portion of the Bonus (90% to 95%)	Individual Results Portion of the Bonus (5% to 10%)	Total Actual Bonus
Arthur P. Bedrosian	$36,734	$9,183	$45,917
Martin P. Galvan	$19,870	$3,974	$23,844
Kevin Smith	$17,634	$3,527	$21,161
John Abt	$16,215	$3,243	$19,458
Robert Ehlinger	$11,329	$2,266	$13,595

Short-term incentive awards earned in Fiscal 2016 were well-below awards earned in Fiscal 2015, reflecting below-target performance results in Fiscal 2016 as compared with near-superior performance in Fiscal 2015.

Special Recognition Awards for KUPI Transaction

To recognize the successful closing of the KUPI acquisition and related integration activities during Fiscal 2016, the Committee approved one-time cash awards to our NEOs and other key employees who were actively involved with the transaction.  The Committee approved an aggregate award pool equal to approximately $2.7 million, with approximately 66% allocated to our NEOs.  Special recognition awards to our NEOs were as follows:

NEO	Percentage of Total Special Recognition Award Pool	Special Recognition Transaction Incentive
Arthur P. Bedrosian	27.9%	$811,484
Martin P. Galvan	15.8%	$492,928
Kevin Smith	7.0%	$178,840
John Abt	6.1%	$154,321
Robert Ehlinger	9.0%	$229,228

In approving these awards, the Committee considered the efforts and contributions of each executive towards the KUPI transaction, which nearly doubled the size of the Company and greatly expanded the product portfolio, and the significant progress achieved in terms of integration activities during Fiscal 2016.

Long-Term Incentives

In Fiscal 2015, the Committee approved a new long-term incentive program that ties equity grant levels to Company performance, using the same financial and operational metrics as under the Annual Bonus Plan.  Each NEO had a target award opportunity equal to 100% of base salary, provided through an equally weighted value mix of stock options and restricted stock.  Actual grants can range from 0% (for below threshold results) to 150% (for superior performance) of target award levels:

Fiscal 2015 Performance Result	Percentage of Target Equity Grants Earned (as % of Target Grant)
Below Threshold	0% (subject to Committee discretion)
Threshold (80% of Budget)	50%
Target (100% of Budget)	100%
Superior (120% of Budget)	150%

Grants Made in Fiscal 2016 (Based on Fiscal 2015 Performance)

In Fiscal 2015, the Company achieved above-target financial performance results and NEOs exceeded individual performance goals.  As a result, the Committee approved the following grants to NEO in Fiscal 2016, effective as of July 22, 2015:

	Equity Grants Earned Based on Fiscal 2015 Performance
NEO	# of Stock Options	# of Restricted Shares
Arthur P. Bedrosian	15,280	6,880
Martin P. Galvan	8,990	4,040
Kevin Smith	7,880	3,550
John Abt	1,970	880
Robert Ehlinger	6,300	2,830
Michael Bogda*	7,710	3,470
William Schreck*	9,810	4,410

* Messrs. Bogda and Schreck departed from the Company during Fiscal 2016.  Per the terms of their Separation Agreements, Messrs. Bogda’s and Schreck’s awards fully vested upon their departure.

These stock options vest in three equal annual increments, beginning on the first anniversary of grant and expire on the tenth anniversary from the date of grant. Each stock option has an exercise price of $59.20, equal to our closing stock price on the date of grant.  Restricted stock also vests in three equal annual increments, beginning on the first anniversary of grant.  These grants are included in the Summary Compensation Table and Grants of Plan-Based Awards Table in the Form 10-K and proxy filings for Fiscal 2016, per current SEC reporting requirements.  Mr. Bedrosian also received a grant of 4,223 common shares on July 22, 2015, along with all other members of our Board of Directors, to recognize Fiscal 2015 board service.

Grants Made in Fiscal 2017 (Based on Fiscal 2016 Performance)

In Fiscal 2016, the Committee increased target long-term incentive award opportunities to 200% of salary for Mr. Bedrosian and 125% of salary for Messrs. Galvan and Smith to more closely align with 50th percentile market values.  Expressed as percentages of salary, no changes were made to target award opportunities for Messrs. Abt, and Ehlinger.  Consistent with the change made to the Fiscal 2016 Annual Bonus Plan, the Committee also increased Threshold hurdles for Fiscal 2016 performance goals from 80% of Target to 90% of Target.  The Committee also modified the mix for any earned awards, with 65% of the grant value provided in the form of restricted stock and 35% in the form of stock options.  This change was made to help manage equity plan share usage and dilution levels and to enhance executive retention.  Actual grants could range from 0% (for below threshold results) to 150% (for superior performance) of target award levels:

Fiscal 2016 Performance Result	Percentage of Target Equity Grants Earned (as % of Target Grant)
Below Threshold	0% (subject to Committee discretion)
Threshold (90% of Target)	50%
Target (100% of Target)	100%
Superior (120% of Target)	150%

In Fiscal 2016, and excluding the KUPI acquisition, the Company achieved financial performance results between Threshold and Target levels for Adjusted Net Sales and below Threshold levels for profitability.  Based on Company financial and individual performance results, the Committee approved the following grants to NEO in Fiscal 2017, with grant date values ranging from approximately 15% to 18% of target award levels, and effective as of July 27, 2016:

	Equity Grants Earned Based on Fiscal 2016 Performance
NEO	# of Stock Options	# of Restricted Shares
Arthur P. Bedrosian	4,088	3,718
Martin P. Galvan	1,769	1,609
Kevin Smith	1,570	1,428
John Abt	1,155	1,050
Robert Ehlinger	968	881

These stock options vest in three equal annual increments, beginning on the first anniversary of grant and expire on the tenth anniversary from the date of grant. Each stock option has an exercise price of $31.30, equal to our closing stock price on the date of grant.  Restricted stock also vests in three equal annual increments, beginning on the first anniversary of grant.  These grants will be included in the Summary Compensation Table and Grants of Plan-Based Awards Table in the Form 10-K and proxy filings for Fiscal 2017, per current SEC reporting requirements.

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

NEOs, like all other employees, have retirement programs and other benefits as part of their overall compensation package.  The Committee believes that these programs and benefits support our compensation philosophy, part of which is to provide compensation that is sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance.  The Committee periodically reviews these programs to validate that they are reasonable and consistent with market practice.  Attributed costs of the personal benefits available to the NEOs are included in column (i) of the Summary Compensation Table on page 74.

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

•                  Tax and Accounting Implications. Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes the deductibility of a NEO’s compensation that exceeds $1,000,000 per year unless the compensation is paid under a performance-based plan that has been approved by shareholders.  The Committee believes that it is generally preferable to comply with the requirements of 162(m) through, for example, the use of certain types of equity grants under our 2014 Long-Term Incentive Plan.  However, to maintain flexibility in compensating NEOs in a manner consistent with our compensation philosophy, the Committee may elect to provide compensation outside those requirements when it deems appropriate.  The Committee believes that shareholder interests are best served by not restricting the Committee’s discretion in this regard, even though such compensation may result in non-deductible compensation expenses to the Company.

Looking Ahead: Executive Compensation Program Changes for Fiscal 2017

For Fiscal 2017, the Committee decided to increase base salaries for certain NEOs, modify the short-term incentive (Annual Bonus) design, and modify the long-term incentive plan design, as shown below:

•                  Base Salaries.  For Fiscal 2017, the Committee approved the following market adjustments to position base salaries for our NEOs at or near 50th percentile market values, which increased significantly for most executives following the KUPI transaction and the doubling in Company size:

NEO	2016 Base Salary	2017 Annual Base Salary	% Change
Arthur P. Bedrosian	$615,129	$735,000	19%
Martin P. Galvan	$354,916	$415,000	17%
Kevin Smith	$314,974	$370,000	17%
Robert Ehlinger	$242,823	$280,000	15%
John Abt	$289,632	$289,632	—%

•                  Short-Term Incentives (Annual Bonus).  For Fiscal 2017, performance metrics and weightings are the same as those for Fiscal 2016.  The target annual bonus opportunity for Mr. Bedrosian increased to 90% of base salary.  For other NEOs, target annual bonus opportunities, expressed as percentages of base salary, are the same as in Fiscal 2016.  Based on established Target performance goals for Fiscal 2017, the Committee chose to maintain Threshold performance levels at 90% of Target and Superior performance levels at 120% of Target.

•                  Long-Term Incentives. Equity grant levels will be based on the Company’s Fiscal 2017 financial performance using the same metrics as under the Annual Bonus Plan.  Based on established Target performance goals for Fiscal 2017, and consistent with the Fiscal 2017 Annual Bonus Plan design, the Committee established Threshold performance at 90% of Target levels and Superior performance at 120% of Target levels.  Expressed as percentages of base salary, target long-term incentive award opportunities will equal 300% for Mr. Bedrosian, 200% for Mr. Galvan, 150% for Mr. Smith, and 100% for Messrs. Abt and Ehlinger.  Actual grant levels will range from 0% to 150% of target levels, based on Fiscal 2017 performance, as follows:

Fiscal 2017 Performance Result	Percentage of Target Award Opportunity Earned
Below Threshold	0% (subject to Committee discretion)
Threshold (90% of Target)	50%
Target (100% of Target)	100%
Superior (120% of Target)	150%

For any award values earned, the Company is considering the following equity award mix: 45% will be provided in the form of restricted stock that vests based on continued service, 30% stock options, and 25% will be provided in the form of performance-based restricted stock tied to our 3-year total shareholder return (TSR) relative to industry peers. Grants, if any, will occur following the end of Fiscal 2017, with stock options and time-based restricted stock vesting in three equal annual increments based on continued service with the Company, and performance-based restricted shares only vesting if our 3-year TSR is at or above the 50th percentile of companies included in our 2016 industry peer group.  This expected change in award mix was made to further align executive and shareholder interests.

•                  Financial Planning Allowance.  Beginning in Fiscal 2017, the Committee approved an annual financial planning allowance of up to $15,000 per NEO.  The executive is responsible for any tax liability associated with the financial planning benefit.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the CD&A as set forth above with management.  Taking this review and discussion into account, the undersigned Committee members recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K.

Paul Taveira, Chairman
David Drabik
James Maher
Albert Paonessa III

COMPENSATION OF EXECUTIVE OFFICERS

Overview

The tables and narratives set forth below provide specified information concerning the compensation of our Named Executive Officers (NEOs) for the fiscal year ended June 30, 2016.

Summary Compensation Table

This table summarizes all compensation paid to or earned by our NEOs for fiscal years 2016, 2015 and 2014.

						Non-equity
				Stock	Options	incentive plan	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Awards	Awards	compensation	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)	(j)

Arthur P. Bedrosian	2016	$615,129	$811,484	$657,298	$400,977	$45,917	$78,382	$2,609,187
Chief Executive Officer	2015	555,170	—	620,494	1,613,437	802,576	70,102	3,661,780
	2014	539,000	—	995,450	726,825	808,500	64,286	3,134,061

Michael Bogda	2016	$477,354	$—	$205,424	$202,325	$—	$528,907	$1,414,010
Former President	2015	280,000	—	—	1,681,088	323,823	19,597	2,304,509
	2014	—	—	—	—	—	—	—

Martin P. Galvan	2016	$354,916	$492,928	$239,168	$235,915	$23,844	$28,917	$1,375,688
Vice President of Finance and	2015	326,510	—	275,775	504,199	377,613	38,377	1,522,475
Chief Financial Officer	2014	317,000	—	637,450	403,792	380,400	20,645	1,759,287

William Schreck	2016	$89,095	$—	$261,072	$257,434	$—	$651,699	$1,259,300
Former Chief Operating Officer	2015	356,380	—	135,130	487,393	412,158	55,344	1,446,404
	2014	346,000	—	287,259	363,413	367,622	36,107	1,400,400

Kevin Smith	2016	$314,974	$178,840	$210,160	$206,787	$21,160	$24,869	$956,790
Senior Vice President of Sales	2015	286,340	—	330,930	436,973	331,156	35,786	1,421,185
and Marketing	2014	278,000	—	350,004	363,413	333,600	23,399	1,348,416

Robert Ehlinger	2016	$242,823	$229,228	$167,536	$165,324	$13,595	$36,400	$854,906
Vice President of Logistics and	2015	236,900	—	—	168,066	216,470	29,261	650,698
Chief Information Officer	2014	230,000	—	171,360	282,654	161,000	28,054	873,068

John Abt	2016	$289,632	$154,321	$52,688	$51,697	$19,458	$16,341	$584,137
Vice President of Quality	2015	71,500	—	152,685	—	69,427	2,285	295,897
	2014	—	—	—	—	—	—	—

(1)          Mr. Bogda joined the Company as President in December 2014 and departed from the Company effective June 3, 2016

(2)          Mr. Schreck retired from the Company effective September 11, 2015

All Other Compensation

The following summarizes the components of column (i) of the Summary Compensation Table above:

Name and Principal Position	Fiscal Year	Company Match Contributions 401(k) Plan	Auto Allowance	Pay in Lieu of Vacation	Separation Payments	Excess Life Insurance	Total

Arthur P. Bedrosian	2016	$8,000	$13,500	$55,598	$—	$1,284	$78,382
Chief Executive Officer	2015	10,715	13,500	44,841	—	1,046	70,102
	2014	9,438	13,500	40,425	—	923	64,286

Michael Bogda	2016	$9,292	$12,981	$18,078	$488,352	$204	$528,907
Former President	2015	6,000	13,555	—	—	42	19,597
	2014	—	—	—	—	—	—

Martin P. Galvan	2016	$10,197	$10,800	$7,508	$—	$412	$28,917
Vice President of Finance, Chief	2015	8,893	10,800	18,288	—	396	38,377
Financial Officer and Treasurer	2014	9,380	10,800	—	—	465	20,645

William Schreck	2016	$2,626	$2,492	$31,355	$614,992	$234	$651,699
Former Chief Operating Officer	2015	9,514	10,800	34,267	—	762	55,344
	2014	10,411	10,800	13,973	—	923	36,107

Kevin Smith	2016	$8,678	$13,500	$2,423	$—	$268	$24,869
Senior Vice President of Sales and	2015	9,423	13,500	12,665	—	198	35,786
Marketing	2014	9,737	13,500	—	—	162	23,399

Robert Ehlinger	2016	$8,030	$10,800	$17,312	$—	$258	$36,400
Vice President of Logistics and	2015	8,030	10,800	10,173	—	258	29,261
Chief Information Officer	2014	8,160	10,800	8,747	—	347	28,054

John Abt	2016	$5,403	$10,800	$—	$—	$138	$16,341
Vice President of Quality	2015	—	2,285	—	—	—	2,285
	2014	—	—	—	—	—	—

Grants of Plan-Based Awards in Fiscal 2016

								All Other Stock	All Other
								Awards:	Option Awards:		Grant Date
		Estimated Future Payouts Under						Number of	Number of	Exercise or	Fair Value of
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares of	Securities	Base Price	Stock and
		Awards			Equity Incentive Plan Awards			Stocks or Units	Underlying	of Option	Options
		Threshold	Target	Maximum	Threshold	Target	Maximum	(2)	Options (2)	Awards (3)	Awards (4)
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/sh)	($)

Arthur P. Bedrosian (1)	7/22/2015							11,103			$657,298
Chief Executive Officer	7/22/2015								15,280	$59.20	$400,977

Michael Bogda	7/22/2015							3,470			$205,424
Former President	7/22/2015								7,710	$59.20	$202,325

Martin P. Galvan	7/22/2015							4,040			$239,168
Vice President of Finance and Chief Financial Officer	7/22/2015								8,990	$59.20	$235,915

William Schreck	7/22/2015							4,410			$261,072
Former Chief Operating Officer	7/22/2015								9,810	$59.20	$257,434

Kevin Smith	7/22/2015							3,550			$210,160
Senior Vice President of Sales and Marketing	7/22/2015								7,880	$59.20	$206,787

Robert Ehlinger	7/22/2015							2,830			$167,536
Vice President of Logistics and Chief Information Officer	7/22/2015								6,300	$59.20	$165,324

John Abt	7/22/2015							890			$52,688
Vice President of Quality	7/22/2015								1,970	$59.20	$51,697

(1)              Includes 4,223 shares granted to all directors for Board service during Fiscal 2015.

(2)              Reflects stock options and restricted stock granted to NEOs during Fiscal 2016 to recognize the Company’s Fiscal 2015 performance, which vest in three equal annual increments.

(3)              The exercise price was equal to the Company’s closing stock price on the date of grant.

(4)              Stock options were valued using the Black-Scholes option pricing model. The assumptions used in fair value calculations are described in Note 17, “Share-Based Compensation,” in the Form 10-K.  The grant date fair value for other stock grants reflects the number of shares multiplied by the Company’s closing stock price on the applicable date of grant.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table sets forth information concerning the outstanding stock awards held at June 30, 2016 by each of the NEOs. The options were granted ten years prior to the option expiration date and vest over three years from that grant date.  Restricted shares vest three years from the date of grant.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Arthur P. Bedrosian	20,325	—	—	$6.89	11/27/2016
Chief Executive Officer	75,000	—	—	$4.03	9/17/2017
	30,000	—	—	$2.80	9/18/2018
	75,000	—	—	$6.94	10/29/2019
	89,500	—	—	$3.55	8/25/2021
	64,000	—	—	$4.16	10/25/2022
	60,000	30,000	—	$13.86	9/4/2023
	32,000	64,000	—	$34.77	8/11/2024
	—	15,280	—	$59.20	7/21/2025

						18,547	$441,233
Michael Bogda	75,000	—	—	$46.34	11/30/2024
Former President	7,710			$59.20	7/21/2025
						3,470	$82,551

Martin P. Galvan	40,000	—	—	$4.73	7/15/2021
Vice President of Finance and Chief Financial Officer	32,000	—	—	$4.16	10/25/2022
	33,333	16,667	—	$13.86	9/4/2023
	10,000	20,000		$34.77	8/11/2024
	—	8,990		$59.20	7/21/2025
						9,874	$234,902

William Schreck	—	—	—	$—
Former Chief Operating Officer	—	—	—	$—
						—	$—

Kevin Smith
Senior Vice President of Sales and Marketing
	11,667	—	—	$4.16	10/25/2022
	15,000	15,000	—	$13.86	9/4/2023
	8,666	17,334	—	$34.77	8/11/2024
	—	7,880	—	$59.20	7/21/2025
						10,550	$250,985

Robert Ehlinger	—	11,667	—	$13.86	9/4/2023
Vice President of Logistics and Chief Information Officer	3,333	6,667	—	$34.77	8/11/2024
	—	6,300	—	$59.20	7/21/2025
						2,830	$67,326

John Abt	—	1,970	—	$59.20	7/21/2025
Vice President of Quality						2,390	$56,858

Options Exercised and Stock Vested During the Fiscal Year Ended June 30, 2016

The following table sets forth information concerning stock options exercised and stock awards that vested during Fiscal 2016 for each of the NEOs.

	Options		Stock Awards
	Number of Shares	Value	Number of	Value
Name and Principal Position	Acquired	Realized	Shares Acquired	Realized
(a)	On Exercise	on Exercise	on Vesting	on Vesting

Arthur P. Bedrosian	16,667	$461,176	10,890	$574,908
Chief Executive Officer

Michael Bogda	—	$—	3,470	$85,397
Former President

Martin P. Galvan	—	$—	3,333	$162,443
Vice President of Finance and Chief Financial Officer

William Schreck	70,667	$1,383,552	8,902	$509,947
Former Chief Operating Officer

Kevin Smith	—	$—	4,000	$194,940
Senior Vice President of Sales and Marketing

Robert Ehlinger	65,090	$1,159,625	—	$—
Vice President of Logistics and Chief Information Officer

John Abt	—	$—	750	$13,268
Vice President of Quality

Employment and Separation Agreements

The Company has entered into employment agreements with its current NEOs.  Each of the agreements provides for an annual base salary and eligibility to receive a bonus.  The salary and bonus amounts of these executives are determined by the review and approval of the Compensation Committee in accordance with the Committee’s charter as approved by the Board of Directors.  Additionally, these executives are eligible to receive stock options and restricted stock awards.  Under the agreements, these executive employees may be terminated at any time with or without cause, or by reason of death or disability.  In certain termination situations, the Company is liable to pay these executives severance compensation as discussed in the table below.  The Company previously maintained employment agreements with Messrs. Bogda and Schreck, which expired upon their termination of employment.

Effective September 11, 2015, the Company entered into a Separation Agreement and General Release with Mr. Schreck, our former Chief Operating Officer, upon his termination of employment.  The agreement provides for a lump sum separation payment of $614,992, equal to eighteen months of Mr. Schreck’s final base salary, pro-rated cash bonus, continued medical benefits coverage for eighteen months, and immediate vesting of all unvested stock options and restricted stock awards.  In exchange for these benefits, Mr. Schreck agreed to release the Company from any claims and to cooperate in the resolution of any issues pertaining to filings, investigations, or claims relating to events that occurred during his tenure with the Company.  He also agreed to various restrictive covenants during the eighteen month period following his separation from service.

Effective June 3, 2016, the Company entered into a Separation Agreement and General Release with Mr. Bogda, our former President, upon his termination of employment.  The agreement provides for a lump sum separation payment of $488,352, equal to twelve months of Mr. Bogda’s final base salary, continued medical benefits coverage for twelve months, and immediate vesting of all unvested stock options and restricted stock awards.  In exchange for these benefits, Mr. Bogda agreed to release the Company from any claims and to cooperate in the resolution of any issues pertaining to filings, investigations, or claims relating to events that occurred during his tenure with the Company.  He also agreed to various restrictive covenants during the twelve month period following his resignation.

Potential Payments upon Termination or Change in Control

The following table assumes that the relevant triggering event occurred on June 30, 2016.  The fair market values of share-based compensation (i.e. Stock Options and Restricted Stock) were calculated using the closing price of Lannett Company, Inc. stock ($23.79) on June 30, 2016, which was the last trading day of Fiscal 2016.  The “spread,” the difference between the fair market value of Lannett Company’s stock on June 30, 2016, and the option exercise price, was used for valuing stock options.

Name	Base Salary Continuation	Annual Cash Bonus	Acceleration and Exercisability of Unvested Stock Options	Acceleration of Unvested Restricted Stock	Insurance Benefit Continuation	Other Benefits	Total
Arthur P. Bedrosian
Without Cause/With Good Reason (1) (2)	$1,845,386	$45,917	$297,900	$441,233	$38,016	$7,124	$2,675,576
For Cause (3) (4)	—	45,917	—	—	—	7,124	53,041
Retirement / Death / Disability (3)	—	45,917	—	—	—	7,124	53,041
Change in Control (5)	1,845,386	45,917	297,900	441,233	38,016	7,124	2,675,576
Michael Bogda
Without Cause/With Good Reason (1) (2)	$—	$—	$—	$—	$—	$—	$—
For Cause (3) (4)	—	—	—	—	—	—	—
Retirement / Death / Disability (3)	—	—	—	—	—	—	—
Change in Control (5)	—	—	—	—	—	—	—
Martin P. Galvan
Without Cause/With Good Reason (1) (2)	$532,375	$23,844	$165,503	$234,902	$30,214	$4,492	$991,330
For Cause (3) (4)	—	23,844	—	—	—	4,492	28,336
Retirement / Death / Disability (3)	—	23,844	—	—	—	4,492	28,336
Change in Control (5)	532,375	23,844	165,503	234,902	30,214	4,492	991,330
William F. Schreck
Without Cause/With Good Reason (1) (2)	$—	$—	$—	$—	$—	$—	$—
For Cause (3) (4)	—	—	—	—	—	—	—
Retirement / Death / Disability (3)	—	—	—	—	—	—	—
Change in Control (5)	—	—	—	—	—	—	—
Kevin R. Smith
Without Cause/With Good Reason (1) (2)	$472,461	$21,160	$148,950	$250,985	$37,560	$5,088	$936,205
For Cause (3) (4)	—	21,160	—	—	—	5,088	26,248
Retirement / Death / Disability (3)	—	21,160	—	—	—	5,088	26,248
Change in Control (5)	472,461	21,160	148,950	250,985	37,560	5,088	936,205
Robert Ehlinger
Without Cause/With Good Reason (1) (2)	$364,234	$13,595	$115,853	$67,326	$2,548	$5,392	$568,948
For Cause (3) (4)	—	13,595	—	—	—	5,392	18,987
Retirement / Death / Disability (3)	—	13,595	—	—	—	5,392	18,987
Change in Control (5)	364,234	13,595	115,853	67,326	2,548	5,392	568,948
John Abt
Without Cause/With Good Reason (1) (2)	$434,448	$19,458	$—	$56,858	$37,047	$2,344	$550,156
For Cause (3) (4)	—	19,458	—	—	—	2,344	21,802
Retirement / Death / Disability (3)	—	19,458	—	—	—	2,344	21,802
Change in Control (5)	434,448	19,458	—	56,858	37,047	2,344	550,156

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

(5) Under the existing employment agreements a Change in Control is defined as a “change in ownership of the Company,” “a change in effective control of the Company,” or “a change in ownership of a substantial portion of the Company’s assets.”  If the Executive is terminated by the Company without Cause or resigns with Good Reason within 24 months of a Change in Control event, the Executive shall be entitled to earned but unpaid base salary, accrued but unpaid annual bonus (if the Executive otherwise meets the eligibility requirements) and accrued but unpaid paid time off and other miscellaneous items.  These items are to be paid in a single lump sum in cash no later than the earlier of: (1) the date required under applicable law; or (2) 60 days following the Termination Date.  Additionally, the Executive shall be entitled to Severance Compensation to be paid in equal monthly installments over a 12 month period to commence on the 90th day following the Termination Date provided the Executive has not revoked the General Release prior to that date.  A written notice that the Executive’s employment term is not extended within the 24-month period after a Change in Control shall be deemed a termination without Cause, unless the Executive and the Company execute a new employment agreement.

COMPENSATION OF DIRECTORS

Our Board of Directors is actively involved in providing strategic direction and fiduciary oversight to the Company. During Fiscal 2016 we had a total of six Board members, which resulted in a significant workload for our directors, with our four independent directors serving on an average of three committees each.  Our Board of Directors held numerous meetings and teleconferences in Fiscal 2016 in carrying out its responsibilities. One of the important roles the Board plays is in the area of mergers and acquisitions (“M&A”).  The Company has been involved with a significant amount of M&A activity over the past several years, including the KUPI acquisition in Fiscal 2016 and the acquisition of Silarx Pharmaceuticals, Inc. in Fiscal 2015.  The Board is actively involved in transactional due diligence as well as on-going reviews of business development activities.

For Fiscal 2016, our non-employee directors received a cash retainer of $90,000, payable in monthly increments of $7,500, for Board and committee service.  For serving as Lead Independent Director, Mr. Drabik also received an additional retainer of $1,000 per month, beginning in January 2016.  No other cash retainers or meeting fees were provided.

Board members receive annual equity grants to recognize their service during the prior fiscal year.  Grant levels may vary from year to year based on Company performance.  Given the Company’s strong performance and the significant efforts and contributions of our directors in Fiscal 2015, in July 2015, each Board member serving in Fiscal 2015 received an award of 4,223 common shares with a grant date value of $250,002, immediately vested at grant.  These grants are shown in the table below, since they occurred in Fiscal 2016.  Based on the Company’s performance and the significant efforts and contributions of our directors in Fiscal 2016, in July 2016, each non-employee Board member received an award of 4,075 common shares with a grant date value of $124,980, immediately vested at grant. Grant date values for this grant will be reported in the director compensation table for Fiscal 2017, since the grant occurred after the end of Fiscal 2016.  As an executive director, Mr. Bedrosian did not receive an additional grant for Fiscal 2016 board service.

Effective in July 2014, the Board of Directors approved stock ownership guidelines for non-employee directors equal to three times their cash retainer.  Non-employee directors must meet required ownership levels within five years of first becoming subject to the guidelines.  All directors other than Mr. Paonessa, who joined the board in Fiscal 2016, currently meet required ownership levels.

We maintain policies that prohibit Directors from pledging Lannett stock or engaging in activity considered hedging of our common stock, and none of our Directors has pledged Lannett stock as collateral for a personal loan or other obligations.

The following table shows compensation information for Fiscal 2016 for non-employee members of our Board of Directors.

Name	Fees Earned	Stock Awards (1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)

Jeffrey Farber	$90,000	$250,002	—	—	—	—	$340,002

David Drabik	96,000	250,002	—	—	—	—	346,002

Paul Taveira	90,000	250,002	—	—	—	—	340,002

James Maher	90,000	250,002	—	—	—	—	340,002

Albert Paonessa III	90,000	31,085	—	—	—	—	121,085

(1)         Reflects grant date award value for equity grants received in Fiscal 2016 to recognize Board service in 2015.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2016, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2006, 2011 and 2014 Long Term Incentive Plans (“LTIPs”) generally vest equally over a three year period from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive		Shares Held	Shares Held	Total		Percent of	Number of		Percent of
Officer	Office	Directly	Indirectly	Shares		Class	Shares		Class

John M. Abt 13200 Townsend Road Philadelphia, PA 19154	VP of Quality	6,110	––	6,110	(1)	0.02%	6,766	(1),(2)	0.02%

Arthur P. Bedrosian 13200 Townsend Road Philadelphia, PA 19154	Chief Executive Officer	618,165	36,500	654,665	(3)	1.77%	1,167,583	(3),(4)	3.12%

Mahendra Dedhiya 13200 Townsend Road Philadelphia, PA 19154	Chief Scientific Affairs	2,976	––	2,976	(5)	0.01%	3,725	(5),(6)	0.01%

David Drabik 13200 Townsend Road Philadelphia, PA 19154	Director	24,575	––	24,575		0.07%	24,575		0.07%

Robert Ehlinger 13200 Townsend Road Philadelphia, PA 19154	VP and Chief Information Officer	19,861	––	19,861	(7)	0.05%	28,627	(7),(8)	0.08%

Jeffrey Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman of the Board, Director	2,433,826	2,260,327	4,694,153	(9)	12.72%	4,699,153	(9),(10)	12.74%

David Farber 13200 Townsend Road Philadelphia, PA 19154		1,940,870	2,432,455	4,373,325	(11)	11.85%	4,373,325	(11)	11.85%

Jeffrey and Jennifer Farber Family Foundation 2354 Bellingham Drive Troy, MI 48083		1,603,498	––	1,603,498	(12)	4.35%	1,603,498	(12)	4.35%

David and Nancy Farber Family Foundation 2354 Bellingham Drive Troy, MI 48083		1,583,499	––	1,583,499	(13)	4.29%	1,583,499	(13)	4.29%

Farber Family LLC 2354 Bellingham Drive Troy, MI 48083		528,142	––	528,142	(14)	1.43%	528,142	(14)	1.43%

Farber Investment LLC 2354 Bellingham Drive Troy, MI 48083		38,000	––	38,000	(15)	0.10%	38,000	(15)	0.10%

Martin Galvan 13200 Townsend Road Philadelphia, PA 19154	Chief Financial Officer	38,370	––	38,370	(16)	0.10%	183,366	(16),(17)	0.50%

James M. Maher 13200 Townsend Road Philadelphia, PA 19154	Director	21,798	––	21,798		0.06%	21,798		0.06%

Albert Paonessa, III 13200 Townsend Road Philadelphia, PA 19154	Director	7,105	––	7,105		0.02%	7,105		0.02%

Kevin R. Smith 13200 Townsend Road Philadelphia, PA 19154	SVP of Sales and Marketing	16,498	––	16,498	(18)	0.04%	78,124	(18),(19)	0.21%

Paul Taveira 13200 Townsend Road Philadelphia, PA 19154	Director	24,798	––	24,798		0.07%	24,798		0.07%

All directors and executive officers as a group (11 persons)		3,214,082	2,296,827	5,510,909		14.94%	6,245,620		16.60%

(1)                   Includes 3,144 unvested shares received pursuant to restricted stock awards granted in March 2015, July 2015 and July 2016.

(2)                   Includes 656 vested options to purchase common stock at an exercise price of $59.20 per share.

(3)                   Includes 36,500 shares owned by Arthur P. Bedrosian’s wife and daughter.  Mr. Bedrosian disclaims beneficial ownership of these shares.  Includes 14,972 unvested shares received pursuant to restricted stock awards granted in April 2014, July 2014, July 2015 and July 2016.

(4)                   Includes 20,325 vested options to purchase common stock at an exercise price of $6.89 per share, 75,000 vested options to purchase common stock at an exercise price of $4.03 per share, 30,000 vested options to purchase common stock at an exercise price of $2.80 per share, 75,000 vested options to purchase common stock at an exercise price of $6.94 per share, 89,500 vested options to purchase common stock at an exercise price of $3.55 per share, 64,000 vested options to purchase common stock at an exercise price of $4.16 per share, 90,000 vested options to purchase common stock at an exercise price of $13.86 per share, 64,000 vested options to purchase common stock at an exercise price of $34.77 per share and 5,093 vested options to purchase common stock at an exercise price of $59.20 per share.

(5)                   Includes 870 unvested shares received pursuant to restricted stock awards granted in July 2016.

(6)                   Includes 749 vested options to purchase common stock at an exercise price of $55.59 per share.

(7)                   Includes 2,768 unvested shares received pursuant to restricted stock awards granted in July 2015 and July 2016.

(8)                   Includes 6,666 vested options to purchase common stock at an exercise price of $34.77 per share and 2,100 vested options to purchase common stock at an exercise price of $59.20 per share.

(9)                   Includes 1,603,498 shares held by the Jeffrey Farber Family Foundation which is managed by Jeffrey Farber.  Jeffrey Farber disclaims beneficial ownership of these shares.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 73,408 shares held by Jeffrey Farber as custodian for his children, 17,279 shares held as joint custodian with David Farber for a relative and also includes 38,000 shares held by Farber Investment Company (“FIC”).  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(10)               Includes 5,000 vested options to purchase common stock at an exercise price of $6.89 per share.

(11)               Includes 1,583,499 shares held by the David and Nancy Family Foundation.  David Farber disclaims beneficial ownership of these shares.  Includes 528,142 shares held by FFLLC which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 265,535 shares held by David Farber as custodian for his children and 17,279 shares held as joint custodian with Jeffrey Farber for a relative.  Also includes 38,000 shares held by FIC.  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(12)               Jeffrey and Jennifer Farber Family Foundation is managed by Jeffrey Farber.

(13)               David and Nancy Farber Family Foundation is managed by David and Nancy Farber.

(14)               Farber Family LLC is managed by Jeffrey Farber and David Farber.

(15)               Farber Investment LLC is beneficially owned 25% each by Jeffrey and David Farber and 50% by Larry Farber.

(16)               Includes 7,637 unvested shares received pursuant to restricted stock awards granted in April 2014, July 2014, July 2015 and July 2016.

(17)               Includes 40,000 vested options to purchase common stock at an exercise price of $4.73 per share, 32,000 vested options to purchase common stock at an exercise price of $4.16 per share, 50,000 vested options to purchase common stock at an exercise price of $13.86 per share, 20,000 vested options to purchase common stock at an exercise price of $34.77 per share and 2,996 vested options to purchase common stock at an exercise price of $59.20 per share.

(18)               Includes 7,795 unvested shares received pursuant to restricted stock awards granted in April 2014, July 2014, July 2015 and July 2016.

(19)               Includes 11,667 vested options to purchase common stock at an exercise price of $4.16 per share, 30,000 vested options to purchase common stock at an exercise price of $13.86 per share, 17,333 vested options to purchase common stock at an exercise price of $34.77 per share and 2,626 vested options to purchase common stock at an exercise price of $59.20 per share.

*   Percent of class calculation is based on 36,892,377 outstanding shares of common stock at July 31, 2016.

** Assumes that all options exercisable within sixty days have been exercised.

The following table sets forth, as of July 31, 2016, information regarding the names and addresses of the shareholders known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,876,155	(1)	7.80%

The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	2,439,551	(2)	6.61%

(1)              Based on Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 26, 2016.  BlackRock, Inc. has sole voting power over 2,811,893 shares, shared voting power over 0 shares, sole dispositive power over 2,876,155 shares and shared dispositive power over 0 shares.

(2)              Based on Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2016.  The Vanguard Group has sole voting power over 59,111 shares, shared voting power over 1,800 shares, sole dispositive power over 2,380,540 shares and shared dispositive power over 59,011 shares.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2016:

(In thousands, except for weighted average exercise price) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	1,730	$16.77	2,365

Equity Compensation plans not approved by security holders	—	—	—

Total	1,730	$16.77	2,365

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

The responsibility for the review of transactions with “related persons” (as defined below) has been assigned to the Audit Committee of the Board of Directors, which is comprised of three independent directors.  “Related persons” are defined as directors and executive officers or their immediate family members or stockholders owning more than five percent of the Company’s common stock.  The Audit Committee annually reviews related party transactions with any related person in which the amount exceeds $120,000.

The Company had total net sales of $3.1 million, $1.9 million and $2.3 million during the fiscal years ended June 30, 2016, 2015 and 2014, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $682 thousand and $733 thousand at June 30, 2016 and 2015, respectively.

As part of its review, the Audit Committee noted that the amount of total net sales to Auburn approximated 0.6%,  0.5% and 1.5% of total net sales during the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

The Audit Committee reviewed an analysis of sales prices charged to Auburn, which compared the average sales prices by product for Auburn sales to the average sales prices by product to other Lannett customers during the same period.  As a result of this analysis, the Audit Committee ratified the net sales made to Auburn during the fiscal years ended June 30, 2016 and noted that the aggregate impact of the difference in sales prices charged to Auburn compared to other customers was not significant.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2016, 2015 and 2014.  No relationship exists, other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2016, 2015 and 2014.

(In thousands)	Audit Fees	Audit-Related	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2016:	$1,482	$—	$154	$—	$1,636
Fiscal 2015:	$499	$—	$104	$10	$613
Fiscal 2014:	$444	$—	$69	$—	$513

(1) Tax fees include fees paid for preparation of annual federal, state and local income tax returns, quarterly estimated income tax payments and various tax planning services.

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

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.                   Consolidated Financial Statements:

See accompanying Index to Consolidated Financial Statements.

2.                   Consolidated Financial Statement Schedules:

Lannett Company, Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

Description (In thousands)	Balance at Beginning of Fiscal Year	Charged to (Reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2016	$374	$236	$—	$610
2015	115	259	—	374
2014	41	74	—	115

Inventory Valuation
2016	$4,957	$9,354	$7,387	$6,924
2015	2,384	6,700	4,127	4,957
2014	2,002	2,918	2,536	2,384

Deferred Tax Asset Valuation Allowance
2016	$2,326	$1,601	$—	$3,927
2015	2,289	37	—	2,326
2014	2,140	149	—	2,289

3.                    Exhibits:

Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit Number	Description	Method of Filing

2.1	Stock Purchase Agreement by and among Lannett Company, Inc., Rohit Desai, the RD Nevada Trust, Silarx Pharmaceuticals, Inc. and Stoneleigh Realty, LLC, dated as of May 15, 2015	Incorporated by reference to Exhibit 2.1 on Form 8-K dated May 18, 2015

2.2	Stock Purchase Agreement among UCB S.A., UCB Manufacturing, Inc. and Lannett Company, Inc. dated as of September 2, 2015	Incorporated by reference to Exhibit 2.2 on Form 8-K dated September 4, 2015

2.3	Amendment No. 2 to Stock Purchase Agreement	Incorporated by reference to Exhibit 2.3 on Form 8-K dated December 2, 2015

3.1	Certificate of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

3.3	Amendment No. 1 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.3 on Form 8-K dated January 16, 2014

3.4	Amendment No. 2 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.4 on Form 8-K dated July 17, 2014

3.5	Updated and Amended Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Annual Report on 2014 Form 10-K

3.6	Updated and Amended By-Laws	Incorporated by reference to Exhibit 3.6 to the Annual Report on 2014 Form 10-K

3.7	Amended and Restated Bylaws of Lannett Company Inc., as amended through January 21, 2015.	Incorporated by reference to Exhibit 3.7 on Form 8-K dated April 3, 2015

3.8	Amended and Restated Bylaws of Lannett Company Inc., as amended through July 6, 2015.	Incorporated by reference to Exhibit 3.8 on Form 8-K dated July 9, 2015

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

4.1	Lannett Company, Inc. Indenture. Wilmington Trust, National Association, Providing for the Issuance of Notes in Series	Incorporated by reference to Exhibit 4.1 on Form 8-K dated December 2, 2015

4.2	First Supplemental Indenture dated as of November 25, 2015	Incorporated by reference to Exhibit 4.2 on Form 8-K dated December 2, 2015

4.3	Supplemental Indenture in Respect of Subsidiary Guarantee	Incorporated by reference to Exhibit 4.3 on Form 8-K dated December 2, 2015

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development	Incorporated by reference to Exhibit 10(af) to the Annual

	Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Report on 1999 Form 10-KSB

10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

Exhibit Number	Description	Method of Filing
10.5*	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6*	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7*	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

10.11*	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13*	2006 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15*	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

10.16*	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 8, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N. A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

10.19*	Second Amended and Restated Employment Agreement of Arthur P. Bedrosian	Incorporated by reference to Exhibit 10.19 on Form 8-K dated January 3, 2013

10.20*	Amended and Restated Employment Agreement of Martin P. Galvan	Incorporated by reference to Exhibit 10.20 on Form 8-K dated January 3, 2013

10.21*	Amended and Restated Employment Agreement of William F. Schreck	Incorporated by reference to Exhibit 10.21 on Form 8-K dated January 3, 2013

10.22*	Amended and Restated Employment Agreement of Kevin Smith	Incorporated by reference to Exhibit 10.22 on Form 8-K dated January 3, 2013

10.23*	Amended and Restated Employment Agreement of Ernest J. Sabo	Incorporated by reference to Exhibit 10.23 on Form 8-K dated January 3, 2013

10.24*	Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.24 on Form 8-K dated January 3, 2013

10.25	Amendment to Agreement dated March 23, 2004 by and between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.25 on Form 8-K dated August 19, 2013

10.26	Credit Agreement dated as of December 18, 2013 among Lannett Company Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.26 on Form 8-K dated December 19, 2013

10.27	Guaranty and Security Agreement dated as of December 18, 2013, among Lannett Company, Inc., the Subsidiaries of Lannett Company, Inc. identified therein and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.27 on Form 8-K dated December 19, 2013

Exhibit Number	Description	Method of Filing
10.28*	Employment Agreement of Michael Bogda dated December 1, 2014	Incorporated by reference to Exhibit 10.28 on Form 8-K dated December 5, 2014

10.29

Lender Joinder and First Amendment to Credit Agreement dated as of April 21, 2015 among Lannett Company, Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent

Incorporated by reference to Exhibit 10.29 on Form 8-K dated April 24, 2015

10.30*	Employment Agreement of John Abt	Incorporated by reference to Exhibit 10.30 on Form 10-Q dated May 8, 2015

10.31*	Employment Agreement of Rohit Desai	Incorporated by reference to Exhibit 10.31 to the Annual Report on 2015 Form 10-K

10.32*	Employment Agreement of Dr. Mahendra Dedhiya	Incorporated by reference to Exhibit 10.31 to the Annual Report on 2015 Form 10-K

10.33	Project Orion Commitment Letter	Incorporated by reference to Exhibit 10.33 on Form 8-K dated September 4, 2015

10.34*	Separation Agreement and General Release between William F. Schreck and Lannett Company, Inc., dated September 11, 2015	Incorporated by reference to Exhibit 10.34 on Form 8-K dated September 15, 2015

10.35	Project Orion Amended and Restated Commitment Letter	Incorporated by reference to Exhibit 10.35 on Form 8-K dated September 25, 2015

10.36	Credit and Guaranty Agreement dated as of November 25, 2015	Incorporated by reference to Exhibit 10.36 on Form 8-K dated December 2, 2015

10.37	Credit Agreement Joinder	Incorporated by reference to Exhibit 10.37 on Form 8-K dated December 2, 2015

10.38	Pledge and Security Agreement dated as of November 25, 2015	Incorporated by reference to Exhibit 10.38 on Form 8-K dated December 2, 2015

10.39	Supplement No. 1 to the Pledge and Security Agreement	Incorporated by reference to Exhibit 10.39 on Form 8-K dated December 2, 2015

10.40	Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 10.40 on Form 8-K dated December 2, 2015

10.41	Registration Rights Agreement	Incorporated by reference to Exhibit 10.41 on Form 8-K dated December 2, 2015

10.42*	Separation Agreement and General Release between Michael Bogda and Lannett Company, Inc., dated April 11, 2016	Incorporated by reference to Exhibit 10.42 on Form 8-K dated April 12, 2016

10.43	Amendment No. 1 to Credit and Guaranty Agreement dated June 17, 2016	Incorporated by reference to Exhibit 10.43 on Form 8-K dated June 20, 2016

10.44	Amendment No. 2 to Credit and Guaranty Agreement dated June 17, 2016	Incorporated by reference to Exhibit 10.44 on Form 8-K dated June 20, 2016

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Exhibit Number	Description	Method of Filing
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	August 29, 2016	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 29, 2016	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Date:	August 29, 2016	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Finance and Principal Accounting Officer

Date:	August 29, 2016	By:	/s/ Jeffrey Farber
Jeffrey Farber,
Director, Chairman of the Board of Directors

Date:	August 29, 2016	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
Director, Chief Executive Officer

Date:	August 29, 2016	By:	/s/ David Drabik
David Drabik,
Director, Chairman of Governance and Nominating Committee, Lead Independent Director

Date:	August 29, 2016	By:	/s/ Paul Taveira
Paul Taveira,
Director, Chairman of Compensation Committee

Date:	August 29, 2016	By:	/s/ James M. Maher
James M. Maher,
Director, Chairman of Audit Committee

Date:	August 29, 2016	By:	/s/ Albert Paonessa III
Albert Paonessa III,
Director

Index to Consolidated Financial Statements and

Supplementary Financial Information

Management’s Report on Internal Control over Financial Reporting

Management of Lannett Company Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control framework was designed to provide the Company’s management and Board of Directors, reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013) in conducting its assessment as of June 30, 2016.  As a result of this assessment, management has concluded that, as of June 30, 2016, the Company’s internal control over financial reporting is effective.

Our evaluation of the effectiveness of internal control over financial reporting as of June 30, 2016 did not include an evaluation of the internal control over financial reporting of Kremers Urban Pharmaceuticals. We excluded Kremers Urban Pharmaceuticals from our assessment of internal control over financial reporting as of June 30, 2016 because it was acquired in a business combination consummated on November 25, 2015 and we are in the process of integrating these operations into our internal control over financial reporting. Kremers Urban Pharmaceuticals total assets acquired represent approximately 53% of consolidated total assets as of June 30, 2016; total revenues acquired represent approximately 31% of consolidated total revenues for the year ended June 30, 2016.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016.  Grant Thornton, LLP’s opinion on the Company’s internal control over financial reporting appears on page 95 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lannett Company, Inc.

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and Subsidiaries (collectively, the Company) as of June 30, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2016.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedules listed in the index appearing under Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2016 and 2015 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lannett Company, Inc.

We have audited  the internal control over financial reporting of Lannett Company, Inc. (a Delaware Corporation)  and Subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  Our audit of and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Kremers Urban Pharmaceuticals Inc., a wholly-owned subsidiary, whose financial statements reflect total revenues and assets constituting 31% and 53%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2016.  As indicated in Management’s report, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Kremers Urban Pharmaceuticals Inc.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lannett Company, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016 and our report dated August 29, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 29, 2016

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$224,769	$200,340
Investment securities	14,094	13,467
Accounts receivable, net	211,722	91,103
Inventories	114,904	46,191
Deferred tax assets	40,892	16,270
Other current assets	6,434	3,175
Total current assets	612,815	370,546
Property, plant and equipment, net	216,638	94,556
Intangible assets, net	575,503	29,090
Goodwill	333,611	141
Deferred tax assets	11,556	12,495
Other assets	13,895	1,938
TOTAL ASSETS	$1,764,018	$508,766

LIABILITIES
Current liabilities:
Accounts payable	$34,720	$19,195
Accrued expenses	9,247	4,928
Accrued payroll and payroll-related expenses	10,572	10,397
Rebates payable	21,894	7,553
Royalties payable	5,127	—
Restructuring liability	4,130	—
Settlement liability	7,000	—
Income taxes payable	743	1,340
Acquisition-related contingent consideration	35,000	—
Short-term borrowings and current portion of long-term debt	178,236	135
Total current liabilities	306,669	43,548
Long-term debt, net	883,612	874
Settlement liability	12,526	—
Other liabilities	6,754	578
TOTAL LIABILITIES	1,209,561	45,000
Commitments and contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,150,165 and 36,783,381 shares issued; 36,604,202 and 36,264,585 shares outstanding at June 30, 2016 and 2015, respectively)	37	37
Additional paid-in capital	283,301	236,178
Retained earnings	278,355	233,573
Accumulated other comprehensive loss	(295)	(295)
Treasury stock (545,963 and 518,796 shares at June 30, 2016 and 2015, respectively)	(7,349)	(6,080)
Total Lannett Company, Inc. stockholders’ equity	554,049	463,413
Noncontrolling Interest	408	353
Total stockholders’ equity	554,457	463,766
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,764,018	$508,766

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2016	2015	2014

Net sales	$566,091	$406,837	$273,771
Settlement agreement	(23,598)	—	—
Total net sales	542,493	406,837	273,771
Cost of sales	237,371	100,344	97,839
Amortization of intangibles	18,629	137	1,424
JSP contract renewal cost	—	—	20,100
Gross profit	286,493	306,356	154,408
Operating expenses:
Research and development expenses	45,054	30,342	27,713
Selling, general and administrative expenses	68,325	45,206	38,606
Acquisition and integration-related expenses	27,190	4,321	—
Restructuring expenses	7,166	—	—
Intangible assets impairment charge	8,000	—	—
Total operating expenses	155,735	79,869	66,319
Operating income	130,758	226,487	88,089
Other income (loss):
Loss on extinguishment of debt	(3,009)	—	—
Investment income	368	1,130	2,202
Interest expense	(65,937)	(207)	(130)
Other	(1)	12	(141)
Total other income (loss)	(68,579)	935	1,931
Income before income taxes	62,179	227,422	90,020
Income tax expense	17,322	77,430	32,857
Net income	44,857	149,992	57,163
Less: Net income attributable to noncontrolling interest	75	73	62
Net income attributable to Lannett Company, Inc.	$44,782	$149,919	$57,101

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.23	$4.18	$1.70
Diluted	$1.20	$4.04	$1.62

Weighted average common shares outstanding:
Basic	36,442,782	35,827,167	33,663,589
Diluted	37,389,445	37,127,117	35,193,376

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended June 30,
	2016	2015	2014

Net income	$44,857	$149,992	$57,163
Other comprehensive income (loss), before taxes:
Foreign currency translation gain (loss)	—	(241)	(7)
Total other comprehensive income (loss), net of taxes	—	(241)	(7)
Comprehensive income	44,857	149,751	57,156
Less: Total comprehensive income attributable to noncontrolling interest	75	73	62
Comprehensive income attributable to Lannett Company, Inc.	$44,782	$149,678	$57,094

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Attributable to	Noncontrolling	Stockholders’
	Issued	Amount	Capital	Earnings	Income (loss)	Stock	Lannett Co., Inc.	Interest	Equity

Balance, June 30, 2013	29,285	$29	$104,075	$26,553	$(47)	$(2,034)	$128,576	$233	$128,809

Shares issued in connection with share-based compensation plans	1,053	1	5,368	—	—	—	5,369	—	5,369
Share-based compensation	—	—	9,026	—	—	—	9,026	—	9,026
Shares issued in connection with the JSP contract renewal	1,500	2	20,098	—	—	—	20,100	—	20,100
Shares issued in connection with stock offering	4,250	4	71,474	—	—	—	71,478	—	71,478
Excess tax benefits on share-based compensation awards	—	—	6,752	—	—	—	6,752	—	6,752
Purchase of treasury stock	—	—	—	—	—	(3,925)	(3,925)	—	(3,925)
Other comprehensive income, net of income tax	—	—	—	—	(7)	—	(7)	—	(7)
Net income	—	—	—	57,101	—	—	57,101	62	57,163

Balance, June 30, 2014	36,088	$36	$216,793	$83,654	$(54)	$(5,959)	$294,470	$295	$294,765

Shares issued in connection with share-based compensation plans	695	1	4,937	—	—	—	4,938	—	4,938
Share-based compensation	—	—	6,397	—	—	—	6,397	—	6,397
Excess tax benefits on share-based compensation awards	—	—	8,051	—	—	—	8,051	—	8,051
Purchase of Treasury Stock	—	—	—	—	—	(121)	(121)	—	(121)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss, net of income tax	—	—	—	—	(241)	—	(241)	—	(241)
Net income	—	—	—	149,919	—	—	149,919	73	149,992

Balance, June 30, 2015	36,783	$37	$236,178	$233,573	$(295)	$(6,080)	$463,413	$353	$463,766

Shares issued in connection with share-based compensation plans	367	—	4,134	—	—	—	4,134	—	4,134
Share-based compensation	—	—	11,562	—	—	—	11,562	—	11,562
Excess tax benefits on share-based compensation awards	—	—	1,507	—	—	—	1,507	—	1,507
Purchase of treasury stock	—	—	—	—	—	(1,269)	(1,269)	—	(1,269)
Issuance of warrant	—	—	29,920	—	—	—	29,920	—	29,920
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Net income	—	—	—	44,782	—	—	44,782	75	44,857

Balance, June 30, 2016	37,150	$37	$283,301	$278,355	$(295)	$(7,349)	$554,049	$408	$554,457

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$44,857	$149,992	$57,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,433	5,583	5,984
Deferred income benefit	(19,497)	(3,266)	(12,886)
Share-based compensation	11,562	6,397	9,026
Excess tax benefits on share-based compensation awards	(1,507)	(8,051)	(7,017)
Intangible assets impairment charge	8,000	—	—
Loss (gain) on sale of assets	92	(33)	142
Loss (gain) on investment securities	11	(705)	(1,907)
Loss on extinguishment of debt	3,009	—	—
Amortization of debt discount and other debt issuance costs	12,484	110	111
JSP contract renewal cost	—	—	20,100
Other noncash expenses	523	—	—
Changes in assets and liabilities which provided (used) cash; net of acquisitions:
Accounts receivable, net	15,149	(25,382)	(34,912)
Inventories	15,296	1,358	(12,313)
Income taxes payable	1,717	5,127	11,432
Other assets	7,719	(1,673)	154
Rebates payable	4,525	2,995	3,491
Royalties payable	1,524	—	—
Restructuring liability	4,130	—	—
Settlement liability	18,598	—	—
Accounts payable	(3,723)	(2,498)	(1,686)
Accrued expenses	(1,760)	1,027	2,271
Accrued payroll and payroll-related expenses	(20,865)	(2,463)	5,950
Net cash provided by operating activities	135,277	128,518	45,103
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,267)	(31,676)	(26,082)
Proceeds from sale of property, plant and equipment	16	94	48
Purchases of intangible assets	—	(300)	—
Acquisitions, net of cash acquired	(934,178)	(41,862)	—
Proceeds from sale of investment securities	39,895	75,770	23,374
Purchase of investment securities	(40,533)	(47,839)	(53,699)
Net cash used in investing activities	(959,067)	(45,813)	(56,359)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,048,610	—	—
Short-term borrowings under revolving credit facility	125,000	—	—
Repayments of long-term debt	(295,033)	(129)	(5,376)
Proceeds from issuance of stock	4,134	4,938	5,369
Payment of debt issuance costs	(34,710)	(435)	(402)
Excess tax benefits on share-based compensation awards	1,507	8,051	7,017
Proceeds from stock offering	—	—	71,478
Purchase of treasury stock	(1,269)	(121)	(3,925)
Distributions to noncontrolling shareholders	(20)	(15)	—
Net cash provided by financing activities	848,219	12,289	74,161
Effect on cash and cash equivalents of changes in foreign exchange rates	—	(241)	(7)
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,429	94,753	62,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	200,340	105,587	42,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$224,769	$200,340	$105,587
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$52,916	$206	$130
Income taxes paid	$35,141	$75,569	$34,311
Issuance of unsecured 12.0% Senior Notes to finance KUPI acquisition	$200,000	$—	$—
Issuance of a warrant to finance KUPI acquisition	$29,920	$—	$—
Acquisition-related contingent consideration	$35,000	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Business And Nature of Operations

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “Lannett”) develop, manufacture, package, market and distribute solid oral and extended release (tablets and capsules), topical, nasal and oral solution finished dosage forms of drugs, that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company, most notably under the Jerome Stevens Distribution Agreement.  The Company also manufactures active pharmaceutical ingredients through its Cody Laboratories, Inc. (“Cody Labs”) subsidiary, providing a vertical integration benefit.

On November 25, 2015, the Company completed the acquisition of Kremers Urban Pharmaceuticals, Inc. (“KUPI”), the former U.S. specialty generic pharmaceuticals subsidiary of global biopharmaceuticals company UCB S.A.  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline and complementary research and development expertise.

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania; Cody, Wyoming; Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with United States generally accepted accounting principles (U.S.GAAP).

Principles of consolidation

The Consolidated Financial Statements include the accounts of Lannett Company, Inc. and its wholly owned subsidiaries, as well as Cody LCI Realty, LLC (“Realty”), a variable interest entity (“VIE”) in which the Company has a 50% ownership interest.  Noncontrolling interest in the operations of Realty is recorded net of tax as net income attributable to the noncontrolling interest.  Additionally, all intercompany accounts and transactions have been eliminated.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program.  Additionally, significant estimates and assumptions are required when determining the fair value of long-lived assets, including goodwill and intangible assets, income taxes, contingencies, share-based compensation and contingent consideration.  Because of the inherent subjectivity and complexity involved in these estimates and assumptions, actual results could differ from those estimates.

Foreign currency translation

The Consolidated Financial Statements are presented in U.S. Dollars, the reporting currency of the Company.  The financial statements of the Company’s foreign subsidiary are maintained in local currency and translated into U.S. dollars at the end of each reporting period.

Assets and liabilities are translated at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period.  The adjustments resulting from the use of differing exchange rates are recorded as part of stockholders’ equity in accumulated other comprehensive income (loss).  Gains and losses resulting from transactions denominated in foreign currencies are recognized in the Consolidated Statements of Operations under Other income (loss).  Amounts recorded due to foreign currency fluctuations are immaterial to the Consolidated Financial Statements.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities less than or equal to three months at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents are stated at cost, which approximates fair value and consist of bank deposits and certificates of deposit that are readily convertible into cash.  The Company maintains its cash deposits and cash equivalents at well-known, stable financial institutions.  Such amounts frequently exceed insured limits.

Investment securities

The Company’s investment securities consist of publicly-traded equity securities which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Gains and losses are included in the Consolidated Statements of Operations under Other income (loss).

Allowance for doubtful accounts

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for the fiscal years ended June 30, 2016, 2015 and 2014 was $13.9 million, $5.4 million and $4.6 million, respectively.

Intangible Assets

Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization of definite-lived intangible assets is computed on a straight-line basis over the assets’ estimated useful lives, generally for periods ranging from 10 to 15 years. The Company continually evaluates the reasonableness of the useful lives of these assets. Indefinite-lived intangible assets are not amortized, but instead are tested at least annually for impairment. Costs to renew or extend the life of a recognized intangible asset are expensed as incurred.

Valuation of Long-Lived Assets, including Intangible Assets

The Company’s long-lived assets primarily consist of property, plant and equipment and definite and indefinite-lived intangible assets. Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  If a triggering event is determined to have occurred, the asset’s carrying value is compared to the future undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset, then impairment exists.  Indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.. The judgments made in determining estimated fair values can materially impact our results of operations.

In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives.  Definite-lived intangible assets are amortized over the expected life of the asset. The judgments made in determining the estimated fair value of in-process research and development, as well as asset lives, can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows. Changes in any of the Company’s assumptions may result in a reduction to the estimated fair value of the IPR&D asset and could result in future impairment charges.  In the fourth quarter of Fiscal 2016, the Company recorded an $8.0 million impairment charge related to certain IPR&D assets acquired as part of the KUPI acquisition.  The impairment was mainly related to delays in expected launch dates as well as competitive pricing factors for two products in development.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is tested for impairment on an annual basis on the first day of the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company first performs a qualitative assessment to determine if the quantitative impairment test is required. If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test. In accordance with accounting standards, a two-step quantitative method is used for determining goodwill impairment. In the first step, the Company determines the fair value of our reporting unit (generic pharmaceuticals). If the net book value of our reporting unit exceeds its fair value, the second step of the impairment test which requires allocation of our reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations would then be performed. Any residual fair value is allocated to goodwill. An impairment charge is recognized to the extent that our reporting unit’s goodwill is less than its carrying amount.  The judgments made in determining the estimated fair value of goodwill can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for fiscal years ended June 30, 2016, 2015 and 2014:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2016	2015	2014
Antibiotic	$14,558	$12,306	$13,572
Cardiovascular	53,541	55,166	62,121
Central Nervous System	36,291	—	—
Gallstone	67,348	65,262	6,578
Gastrointestinal	52,699	—	—
Glaucoma	25,336	21,145	11,987
Gout	303	6,833	10,822
Migraine	21,776	25,729	14,527
Muscle Relaxant	5,403	8,779	—
Obesity	3,809	4,004	4,032
Pain Management	29,804	27,461	27,174
Respiratory	9,982	—	—
Thyroid Deficiency	162,411	153,460	102,248
Urinary	17,398	212	—
Other	43,389	26,480	20,710
Contract manufacturing revenue	22,043	—	—
Net sales	566,091	406,837	273,771
Settlement agreement	(23,598)	—	—
Total net sales	$542,493	$406,837	$273,771

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2016, 2015 and 2014, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of total net sales in any of those periods:

	June 30, 2016	June 30, 2015	June 30, 2014

Product 1	30%	38%	37%
Product 2	12%	16%	2%
Product 3	4%	12%	20%

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2016, 2015 and 2014, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	June 30, 2016	June 30, 2015	June 30, 2014

Customer A	25%	30%	19%
Customer B	16%	11%	8%
Customer C	—%	—%	13%

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 52%, 68% and 62% of the Company’s inventory purchases in fiscal years 2016, 2015 and 2014, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

Revenue Recognition

The Company recognizes revenue when title and risk of loss have transferred to the customer and provisions for rebates, promotional adjustments, price adjustments, returns, chargebacks and other potential adjustments are reasonably determinable.  The Company also considers all other relevant criteria specified in Securities and Exchange Commission Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition,” in determining when to recognize revenue.

Net Sales Adjustments

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $176.1 million and $69.4 million at June 30, 2016 and 2015, respectively.  Rebates payable at June 30, 2016 and 2015 included $21.9 million and $7.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid and certain sales allowances and other adjustments paid to indirect customers.

Cost of Sales, including Amortization of Intangibles

Cost of sales includes all costs related to bringing products to their final selling destination, which includes direct and indirect costs, such as direct material, labor and overhead expenses.  Additionally, cost of sales includes product royalties, depreciation, amortization and costs to renew or extend recognized intangible assets, freight charges and other shipping and handling expenses.

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

Contingent Consideration

Contingent consideration resulting from the KUPI acquisition was recorded at its estimated fair value on the acquisition date.  The Company has agreed to a 50/50 split of the additional tax liabilities UCB will incur associated with the IRS Section 338(H)(10) tax election, up to $35.0 million.  This election is expected to result in additional tax benefits to the Company of approximately $100.0 million.  Future decreases, if any, in the estimated fair value of the contingent consideration will be recorded as gains in the Consolidated Statements of Operations.  Decreases in the estimated fair value of the contingent consideration obligation can result from lower tax liabilities incurred by UCB associated with the IRS Section 338(H)(10) tax election. These fair value measurements represent Level 3 measurements, as they are based on significant inputs not observable in the market.

Restructuring Costs

The Company records charges associated with approved restructuring plans to remove duplicative headcount and infrastructure associated with business acquisitions or to simplify business processes.  Restructuring charges can include severance costs to eliminate a specified number of employees, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. The Company records restructuring charges based on estimated employee terminations, site closure and consolidation plans. The Company accrues severance and other employee separation costs under these actions when it is probable that a liability exists and the amount is reasonably estimable.

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options and the stock price on the grant date to value restricted stock.  The Black-Scholes valuation model includes various assumptions, including the expected volatility, the expected life of the award, dividend yield and the risk-free interest rate.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

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

These potentially dilutive securities primarily consist of stock options, unvested restricted stock and an outstanding warrant.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.

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

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost or net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively.  Early adoption is permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize right-of-use assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

Note 3.  Acquisitions

Kremers Urban Pharmaceuticals Inc.

On November 25, 2015, the Company completed the acquisition of KUPI, the former U.S. specialty generic pharmaceuticals subsidiary of global biopharmaceuticals company UCB S.A., pursuant to the terms and conditions of a Stock Purchase Agreement.  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline and complementary research and development expertise.

Pursuant to the terms of the Stock Purchase Agreement, Lannett purchased 100% of the outstanding equity interests of KUPI for total estimated consideration of approximately $1.2 billion.

The following table summarizes the fair value of total consideration transferred to KUPI shareholders at the acquisition date of November 25, 2015:

(In thousands)
Cash purchase price paid to KUPI shareholders	$1,030,000
Working capital adjustment	(41,605)
Certain amounts reimbursed by UCB	(37,340)
Total cash consideration transferred to KUPI shareholders	951,055
12.0% Senior Notes issued to UCB	200,000
Acquisition-related contingent consideration	35,000
Warrant issued to UCB	29,920
Total consideration to KUPI shareholders	$1,215,975

The Company funded the acquisition and transaction expenses with proceeds from the issuance of the $910.0 million of term loans, $22.8 million borrowings from a revolving credit facility, the issuance of $250.0 million Senior Notes (see Note 11 “Long-term Debt”) and cash on hand of $94.6 million.  Lannett also issued a warrant with an estimated fair value of $29.9 million.

As part of the acquisition, the Company and UCB have agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended and under the corresponding provisions of state law, to treat the acquisition as a deemed purchase and sale of assets for income tax purposes.  The Company has agreed to reimburse UCB for 50% of the incremental tax cost of making such election, subject to a reimbursement cap of $35.0 million.  This liability has been recorded as acquisition-related contingent consideration on the Consolidated Balance Sheet.  This election is expected to result in additional tax benefits to the Company of approximately $100.0 million.

The Company also agreed to contingent payments related to Methylphenidate ER provided the FDA reinstates the AB-rating for such product and certain sales thresholds are met.

The Company used the acquisition method of accounting to account for this transaction.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective preliminary fair values using preliminary assumptions that are subject to change as the Company obtains additional information during the measurement period.  The Company has not finalized its valuation of certain assets and liabilities recorded in connection with this transaction, primarily related to revenue-related reserves and tax-related accounts.  Thus, the estimated fair values recorded to date are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill.  The final valuation adjustments may also require adjustment to the Consolidated Statements of Operations and Cash Flows.

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed for the KUPI business as follows:

(In thousands)	Preliminary Purchase Price Allocation as of November 25, 2015 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of June 30, 2016
Cash and cash equivalents	$16,877	$—	$16,877
Accounts receivable, net of revenue-related reserves	149,209	(13,846)	135,363
Inventories	83,815	194	84,009
Other current assets	12,873	(1,635)	11,238
Property, plant and equipment	97,418	14,431	111,849
Product rights	409,000	18,000	427,000
Trade name	2,920	—	2,920
Other intangible assets	20,000	(1,000)	19,000
In-process research and development	232,000	(107,000)	125,000
Goodwill	240,575	92,895	333,470
Deferred tax assets	4,956	(770)	4,186
Other assets	4,859	5,359	10,218
Total assets acquired	1,274,502	6,628	1,281,130
Accounts payable	(19,249)	—	(19,249)
Accrued expenses	(4,161)	(1,918)	(6,079)
Accrued payroll and payroll-related expenses	(20,731)	(309)	(21,040)
Rebates payable	(9,816)	—	(9,816)
Royalties payable	(3,798)	196	(3,602)
Other liabilities	(5,369)	—	(5,369)
Total net assets acquired	$1,211,378	$4,597	$1,215,975

(a)         As originally reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2015.

(b)         The measurement period adjustments relate to 1) finalizing working capital adjustments totaling $4.6 million 2) finalized valuations for inventories and property, plant and equipment, 3) receipt of additional information related to product development timelines and 4) revenue-related reserve estimates, all of which reflect facts and circumstances that existed as of the acquisition date.  These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements.

Included in the preliminary purchase price allocation above are indemnification assets totaling approximately $20.7 million, of which $10.4 million relates to compensation-related payments, $4.9 million relates to unrecognized tax benefits and $5.4 million for chargeback and rebate-related items.  The inventory balance above includes $19.1 million to reflect fair value step-up adjustments.  KUPI’s intangible assets primarily consist of product rights and in-process research and development.  See Note 10 “Goodwill and Intangible Assets.”

Amounts allocated to acquired in-process research and development represent an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not yet reached technological feasibility and had no alternative future use. The fair value of in-process research and development was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis at the appropriate discount rate for the inherent risk in each project and will be tested for impairment in accordance with the Company’s policy for testing indefinite-lived intangible assets.  In the fourth quarter of Fiscal 2016, the Company recorded an $8.0 million impairment charge related to certain intangible assets acquired as part of the KUPI acquisition.  The impairment was mainly related to delays in expected launch dates as well as competitive pricing factors for two products in development.

Goodwill of $333.5 million arising from the acquisition consists primarily of the value of the employee workforce and the value of products to be developed in the future.  The goodwill was assigned to the Company’s only reporting unit.  Goodwill recognized is expected to be fully deductible for income tax purposes.

The amounts of KUPI Net Sales and Net income attributable to Lannett Company, Inc. included in the Company’s Consolidated Statements of Operations from November 25, 2015 to June 30, 2016 are as follows:

For the fiscal year ended June 30,
(In thousands, except per share data)	2016
Total net sales	$165,649
Loss attributable to Lannett Company, Inc.	(3,431)
Loss per common share attributable to Lannett Company, Inc.:
Basic	$(0.09)
Diluted	$(0.09)

During the fiscal year ended June 30, 2016, the Company recorded $21.5 million of acquisition-related expenses directly related to the KUPI acquisition.

Unaudited Pro Forma Financial Results

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of KUPI had occurred on July 1, 2014 for the fiscal years ended June 30, 2016 and 2015.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2014, nor are they indicative of any future results:

	For the fiscal year ended June 30,
(In thousands, except per share data)	2016	2015
Total net sales	$689,754	$809,379
Net income attributable to Lannett Company, Inc.	61,916	116,119
Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.70	$3.24
Diluted	$1.66	$3.13

The supplemental pro forma earnings for the fiscal year ended June 30, 2016 were adjusted to exclude $28.9 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $7.4 million was incurred by KUPI, as well as to exclude $17.0 million of expense related to the amortization of fair value adjustments to acquisition-date inventory.

The supplemental pro forma earnings for the fiscal year ended June 30, 2015 were adjusted to include $28.9 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $7.4 million was incurred by KUPI, as well as to include $18.9 million of expense related to the amortization of fair value step-up adjustments to acquisition-date inventory.

Silarx

On June 1, 2015, the Company completed the acquisition of Silarx Pharmaceuticals, Inc., a New York corporation and Stoneleigh Realty, LLC, a New York limited liability company (together “Silarx”), pursuant to the terms and conditions of a Stock Purchase Agreement.  Silarx manufactures and markets high-quality liquid pharmaceutical products, including generic prescription and over-the-counter products.  Silarx operates within a manufacturing facility located in Carmel, New York.  Strategic benefits of the acquisition include an FDA-approved manufacturing facility, research and development expertise and added diversity to Lannett’s portfolio of existing and pipeline products.

Pursuant to the terms of the Stock Purchase Agreement, Lannett purchased 100% of the outstanding equity interests of Silarx for cash consideration totaling $42.5 million.  The Company used the acquisition method of accounting to account for this transaction.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values using assumptions that were subject to change.

The purchase price has been allocated to the assets acquired and liabilities assumed for the Silarx business as follows:

(In thousands)
Cash	$664
Accounts receivable, net of revenue-related reserves	4,396
Inventories	2,705
Other current assets	467
Property, plant and equipment	7,247
Product rights	10,000
In-process research and development	18,000
Goodwill	141
Other current assets	9
Total assets acquired	43,629
Accounts payable	(711)
Income taxes payable	(392)
Total net assets acquired	$42,526

Amounts allocated to acquired in-process research and development represent an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not yet reached technological feasibility and had no alternative future use. The fair value of in-process research and development was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis at the appropriate discount rate for the inherent risk in each project and will be tested for impairment in accordance with the Company’s policy for testing indefinite-lived intangible assets.

Product rights totaling $10.0 million are comprised of currently marketed products that have an estimated useful life of 15 years.  The goodwill of $141 thousand arising from the acquisition consists primarily of the value of the employee workforce and the value of products to be developed in the future.  The goodwill was assigned to the Company’s only reporting unit.  Goodwill recognized is expected to be fully deductible for income tax purposes.

Note 4.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations. The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $23.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $14.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the twelve months ended June 30, 2016 were as follows:

(In thousands)	Twelve Months Ended June 30, 2016
Employee separation costs	$5,789
Contract termination costs	701
Facility closure costs	676
Total	$7,166

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2015 through June 30, 2016 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2015	$—	$—	$—	$—
Restructuring Charges	5,789	701	676	7,166
Payments	(1,956)	(404)	(676)	(3,036)
Balance at June 30, 2016	$3,833	$297	$—	$4,130

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at June 30, 2016 and 2015:

(In thousands)	June 30, 2016	June 30, 2015
Gross accounts receivable	$388,460	$160,960
Less Chargebacks reserve	(86,495)	(35,801)
Less Rebates reserve	(32,189)	(12,945)
Less Returns reserve	(40,593)	(19,209)
Less Other deductions	(16,851)	(1,528)
Less Allowance for doubtful accounts	(610)	(374)
Accounts receivable, net	$211,722	$91,103

For the fiscal year ended June 30, 2016, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $646.9 million, $189.2 million, $21.3 million and $50.0 million, respectively.  For the fiscal year ended June 30, 2015, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $338.7 million, $83.4 million, $17.7 million and $30.7 million, respectively.  For the fiscal year ended June 30, 2014, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $144.6 million, $56.3 million, $6.6 million and $21.5 million, respectively.

Note 6.  Inventories

Inventories, net of allowances, at June 30, 2016 and 2015 consisted of the following:

(In thousands)	June 30, 2016	June 30, 2015
Raw Materials	$47,881	$22,385
Work-in-process	20,207	5,246
Finished Goods	46,816	18,560
Total	$114,904	$46,191

During the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded provisions for excess and obsolete inventory of $9.4 million, $6.7 million and $2.9 million, respectively.  The reserve for excess and obsolete inventory was $6.9 million and $5.0 million at June 30, 2016 and 2015, respectively.

Note 7.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2016 and 2015 consisted of the following:

(In thousands)	Useful Lives	June 30, 2016	June 30, 2015
Land	—	$7,190	$5,891
Building and improvements	10 - 39 years	108,316	51,446
Machinery and equipment	5 - 10 years	114,501	47,681
Furniture and fixtures	5 - 7 years	2,856	1,748
Construction in progress	—	37,373	28,228
Property, plant and equipment, gross		270,236	134,994
Less accumulated depreciation		(53,598)	(40,438)
Property, plant and equipment, net		$216,638	$94,556

During the fiscal years ended June 30, 2016, 2015 and 2014, the Company had no impairment charges related to property, plant and equipment.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.0 million and $1.2 million at June 30, 2016 and 2015, respectively.

Note 8.  Fair Value Measurements

The Company’s financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, investment securities, accounts payable, accrued expenses and debt obligations.  Included in cash and cash equivalents are certificates of deposit with maturities less than or equal to three months at the date of purchase and money market funds.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their estimated fair values based upon the short-term nature of their maturity dates.  The carrying amount of the Company’s debt obligations approximates fair value based on current interest rates available to the Company on similar debt obligations.

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

The Company’s financial assets and liabilities measured at fair value at June 30, 2016 and June 30, 2015 were as follows:

	June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$14,094	$—	$—	$14,094
Total Assets	$14,094	$—	$—	$14,094

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

	June 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$13,467	$—	$—	$13,467
Total Investment Securities	$13,467	$—	$—	$13,467

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net loss on investment securities of $11 thousand during the fiscal year ended June 30, 2016, which included an unrealized loss related to securities still held at June 30, 2016 of $51 thousand.

The Company had a net gain on investment securities of $705 thousand during the fiscal year ended June 30, 2015, which included an unrealized loss related to securities still held at June 30, 2015 of $1.1 million.

The Company had a net gain on investment securities during the fiscal year ended June 30, 2014 of $1.9 million, which included an unrealized gain related to securities still held at June 30, 2014 of $745 thousand.

Note 10.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the twelve months ended June 30, 2016 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2015	$141
Goodwill acquired	333,470
Balance at June 30, 2016	$333,611

Intangible assets, net as of June 30, 2016 and June 30, 2015, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Definite-lived:
Cody Labs import license	15	$582	$582	$(309)	$(269)	$273	$313
KUPI product rights	15	427,000	—	(17,119)	—	409,881	—
KUPI trade name	2	2,920	—	(878)	—	2,042	—
KUPI other intangible assets	15	19,000	—	(762)	—	18,238	—
Silarx product rights	15	10,000	10,000	(722)	(56)	9,278	9,944
Other product rights	14	653	653	(311)	(269)	342	384
Total definite-lived		$460,155	$11,235	$(20,101)	$(594)	$440,054	$10,641

Indefinite-lived:
KUPI in-process research and development	—	$117,000	$—	$—	$—	$117,000	$—
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		135,449	18,449	—	—	135,449	18,449
Total intangible assets, net		$595,604	$29,684	$(20,101)	$(594)	$575,503	$29,090

For the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded amortization expense of $19.5 million, $137 thousand and $1.4 million, respectively.

As part of the Company’s annual impairment analysis performed during the fourth quarter of Fiscal 2016, the Company recorded an impairment charge of $8.0 million related to certain intangible assets acquired as part of the KUPI acquisition resulting in a decrease of IPR&D assets at June 30, 2016.  The impairment was mainly related to delays in expected launch dates as well as competitive pricing factors for two products in development.

Future annual amortization expense consists of the following:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2017	$31,942
2018	31,064
2019	30,479
2020	30,472
2021	30,472
Thereafter	285,625
$440,054

Note 11.  Long-Term Debt

Amended Senior Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and other lenders providing for a senior secured credit facility (the “Senior Secured Credit Facility”).

The Senior Secured Credit Facility consisted of a Term Loan A facility in an aggregate principal amount of $275.0 million, a Term Loan B facility in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  The entire balance of the Revolving Credit Facility loan is outstanding as of June 30, 2016.

On June 17, 2016, Lannett amended the Senior Secured Credit Facility and the Credit and Guaranty Agreement to raise an incremental term loan in the principal amount of $150.0 million (the “Incremental Term Loan”) and amended certain sections of the agreement (the “Amended Senior Secured Credit Facility”). The terms of this Incremental Term Loan are substantially the same as those applicable to the Term Loan B facility.  The Company used the proceeds of the Incremental Term Loan and cash on hand to repurchase the outstanding $250.0 million aggregate principal amount of Lannett’s 12.0% Senior Notes due 2023 (the “Senior Notes”) issued in connection with the KUPI acquisition.

The Term Loan A Facility will mature on November 25, 2020. The Term Loan A Facility amortizes in quarterly installments (a) through December 31, 2017 in amounts equal to 1.25% of the original principal amount of the Term Loan A Facility and (b) from January 1, 2018 through September 30, 2020 in amounts equal to 2.50% of the original principal amount of the Term Loan A Facility, with the balance payable on November 25, 2020.  The Term Loan B Facility will mature on November 25, 2022.  The Term Loan B Facility amortizes in equal quarterly installments in amounts equal to 1.25% of the original principal amount of the Term Loan B Facility with the balance payable on November 25, 2022.  Any outstanding Revolving Loans will mature on November 25, 2020.

The Amended Senior Secured Credit Facility is guaranteed by all of Lannett’s significant wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”) and is collateralized by substantially all present and future assets of Lannett and the Subsidiary Guarantors.

The interest rates applicable to the Amended Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted LIBOR and 1.00%, plus a borrowing margin of 4.75% (for Term Loan A Facility) or 5.375% (for Term Loan B Facility).  The interest rates applicable to the Revolving Credit Facility is based on a fluctuating rate of interest of an adjusted LIBOR plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility was initially 0.50%.  Beginning March 2016, the interest margins and unused commitment fee on the Revolving Credit Facility are subject to a leveraged based pricing grid.

The Amended Senior Secured Credit Facility contains a number of covenants that, among other things, limit the ability of Lannett and its restricted subsidiaries to: incur more indebtedness; pay dividends; redeem stock or make other distributions of equity; make investments; create restrictions on the ability of Lannett’s restricted subsidiaries that are not Subsidiary Guarantors to pay dividends to Lannett or make intercompany transfers; create negative pledges; create liens; transfer or sell assets; merge or consolidate; enter into sale leasebacks; enter into certain transactions with Lannett’s affiliates; and prepay or amend the terms of certain indebtedness.

The Amended Senior Secured Credit Facility contains a financial performance covenant that is triggered when the aggregate principal amount of outstanding Revolving Credit Facility and outstanding letters of credit as of the last day of the most recent fiscal quarter is greater than 30% of the aggregate commitments under the Revolving Credit Facility.  The covenant provides that Lannett shall not permit its first lien net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) from and after December 31, 2015, to be greater than 4.25:1.00 (ii) from and after December 31, 2017 to be greater than 3.75:1.00 and (iii) from and after December 31, 2019 to be greater than 3.25:1.00.

The Amended Senior Secured Credit Facility also contains a financial performance covenant for the benefit of the Term Loan A Facility lenders which provides that Lannett shall not permit its net senior secured leverage ratio as of the last day of any four consecutive fiscal quarters (i) prior to December 31, 2017, to be greater than 4.25:1.00, (ii) as of December 31, 2017 and prior to December 31, 2019 to be greater than 3.75:1.00 and (iii) as of December 31, 2019 and thereafter to be greater than 3.25:1.00.

The Amended Senior Secured Credit Facility also contains certain affirmative covenants, including financial and other reporting requirements.

12.0% Senior Notes due 2023

On November 25, 2015, in connection with the KUPI acquisition, Lannett issued $250.0 million aggregate principal amount of its unsecured 12.0% Senior Notes due 2023 under an Indenture.  Interest on the Senior Notes accrued at the rate of 12.0% per annum and was payable semi-annually on June 15 and December 15 of each year. The Senior Notes had a maturity date of December 15, 2023.  The Senior Notes were guaranteed by each of Lannett’s current and future domestic subsidiaries that guarantee Lannett’s obligations under the Amended Senior Secured Credit Facility.

On May 26, 2016, the Company repurchased $50.0 million of the $250.0 million aggregate principal amount of the Senior Notes.  On June 20, 2016, the Company completed the repurchase of the remaining $200.0 million of Senior Notes.  The repurchase of the $250.0 million aggregate principal amount of the Senior Notes resulted in a loss on extinguishment of approximately $3.0 million.

In connection with the Senior Secured Credit Facility and the Senior Notes, the Company incurred an initial purchaser’s discount of $72.1 million and debt issuance costs of $32.7 million.  These costs are recorded as a reduction of long-term debt in the Consolidated Balance Sheet.  In connection with the amendment to the Senior Secured Credit Facility and raising the Incremental Term Loan, the Company capitalized $14.0 million of initial purchaser’s discount and other fees and expensed $2.2 million of legal and other expenses.

Citibank Line of Credit

On November 25, 2015, in connection with the financing of the KUPI acquisition, the Company terminated the Citibank Line of Credit.

Long-term debt, net consisted of the following:

	June 30,	June 30,
(In thousands)	2016	2015
Term Loan A due 2020	$268,125	$—
Unamortized discount and other debt issuance costs	(22,104)	—
Term Loan A, net	246,021	—
Term Loan B due 2022	767,226	—
Unamortized discount and other debt issuance costs	(77,273)	—
Term Loan B, net	689,953	—
Revolving Credit Facility due 2020	125,000	—
Other	874	1,009
Total debt, net	1,061,848	1,009
Less short-term borrowings and current portion of long-term debt	(178,236)	(135)
Total long-term debt, net	$883,612	$874

Long-term debt amounts due, for the twelve month periods ending June 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2017	$178,236
2018	60,118
2019	66,999
2020	67,006
2021	218,264
Thereafter	570,602
Total	$1,161,225

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

The Company strongly disputes the claims in the Complaint and has filed motions for summary judgment.  Trial is currently scheduled for October 2016.  If Mr. Asherman is successful on his claim for breach of his employment agreement, he would be entitled to his contractual severance — 18 months’ salary plus the vesting of any stock options which Mr. Asherman can prove were capable of being exercised and were actually exercised within three months of his termination.  The Company does not believe that he is entitled to any payments with respect to the options, plus a continuation of benefits.  At this time, the Company is unable to reasonably estimate a range or aggregate dollar amount of any potential loss, if any, to the Company.  The Company does not believe that the ultimate resolution of the matter will have a significant impact on the Company’s financial position, results of operations or cash flows.

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice.  The Company maintains that it acted in compliance with all applicable laws and regulations and continues to cooperate with the Connecticut Attorney General’s investigation.

Federal Investigation into the Generic Pharmaceutical Industry

In fiscal year 2015, the Company and certain affiliated individuals each were served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.

Based on reviews performed to date by outside counsel, the Company currently believes that it has acted in compliance with all applicable laws and regulations and continues to cooperate with the federal investigation.

Patent Infringement (Paragraph IV Certification)

There is substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products which are the subject of conflicting patent and intellectual property claims.  Certain of these claims relate to paragraph IV certifications, which allege that an innovator patent is invalid or would not be infringed upon by the manufacture, use, or sale of the new drug.

Zomig®

The Company filed with the Food and Drug Administration an ANDA No. 206350, along with a paragraph IV certification, alleging that the two patents associated with the Zomig® nasal spray product (U.S. Patent No. 6,750,237 and U.S. Patent No. 67,220,767) are invalid.

In July 2014, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement lawsuits in the United States District Court for the District of Delaware, alleging that the Company’s filing of ANDA No. 206350 constitutes an act of patent infringement and seeking a declaration that the two patents at issue are valid and infringed.

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

In July 2015, the Company filed with the United States Patent and Trademark Office (“USPTO”) a Petition for Inter Partes Review of each of the patents in suit seeking to reject as invalid all claims of the patents in suit.  The USPTO has issued a decision denying initiation of the Inter Partes Review.

A court-ordered mediation before a magistrate judge was conducted in April 2016.  The mediation did not result in a resolution of this matter.

Thalomid®

The Company filed with the Food and Drug Administration an ANDA No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product (U.S. Patent Nos. 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763;  8,315,886; 8,589,188 and 8,626,53) are invalid, unenforceable and/or not infringed.  On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed.  The Company filed an answer and affirmative defenses to the complaint.

The Company has responded to the complaint by filing a motion challenging personal jurisdiction.  The court has decided to allow limited discovery on the issue of personal jurisdiction and has administratively terminated the motion while discovery is taken on the issue.

Dilaudid®

The Company filed with the Food and Drug Administration an ANDA No. 207108, along with a paragraph IV certification, alleging that US Patent 6,589,960 associated with the Dilaudid® (hydromorphone oral solution) would not be infringed by the Company’s proposed hydromorphone oral solution product and/or that the patent is invalid.  On August 8, 2015, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P and Purdue Pharma Technologies Inc. (“Purdue”) filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 207108 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No, 207108.  The Company filed an answer and affirmative defenses to the complaint.  The Company and Purdue have reached a settlement in principle and details are being finalized.

Nexium®

KUPI was sued on December 5, 2013, by AstraZeneca AB, Aktiebolaget Hassle, AstraZeneca LP, KBI Inc. and KBI-E Inc., alleging infringement of U.S. Patent Nos. 5,714,504, 6,369,085, 7,411,070 and 8,466,175 through submission of an ANDA to the U.S. Food and Drug Administration for approval to market 20 mg and 40 mg esomeprazole magnesium delayed-release tablets.  On May 2016, the Company and AstraZeneca settled all claims related to this case.

Although the Company cannot currently predict the length or outcome of paragraph IV litigation, legal expenses associated with these lawsuits could have a significant impact on the financial position, results of operations and cash flows of the Company.

Texas Medicare Litigation

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

AWP Litigation

The Company and some of our competitors have been named as defendants in two lawsuits filed in 2016 alleging that the Company and a number of other generic pharmaceutical manufacturers caused the Average Wholesale Prices (AWPs) of our and their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs.  The Company stopped using AWP as a basis for establishing prices in or around 2002 and the bulk of prescription drugs manufactured by the Company was sold under private label and dispute the allegations set forth in these lawsuits.  The Company does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

Private Antitrust and Consumer Protection Litigation

The Company and certain competitors have been named as defendants in 19 lawsuits filed in 2016 alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin and doxycycline.  There is a proceeding before the United States Judicial Panel on Multidistrict Litigation, regarding centralization of all of these related cases.  Oral argument was held on July 28, 2016.  The Panel has not yet made a decision.  The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.  The Company does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

Other Litigation Matters

The Company is also subject to various legal proceedings arising out of the normal course of its business including, but not limited to, product liability, intellectual property, patent infringement claims and antitrust matters.  It is not possible to predict the outcome of these various proceedings.  An adverse determination in any of these proceedings in the future could have a significant impact on the financial position, results of operations and cash flows of the Company.

Note 13.  Commitments and Contingencies

Leases

The Company leases certain manufacturing and office equipment, in the ordinary course of business.  These assets are typically renewed annually.  Rental and lease expense was not material for all periods presented.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
2017	$1,578
2018	1,142
2019	1,080
2020	1,080
2021	1,080
Thereafter	6,318
Total	$12,278

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of June 30, 2016 and 2015:

(In thousands)	June 30, 2016	June 30, 2015
Foreign Currency Translation
Beginning Balance, June 30, 2015	$(295)	$(54)
Net (loss) on foreign currency translation (net of tax of $0 and $0)	—	(241)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive (loss), net of tax	—	(241)
Ending Balance, June 30, 2016	(295)	(295)
Total Accumulated Other Comprehensive Loss	$(295)	$(295)

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

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2016	2015	2014

Net income attributable to Lannett Company, Inc.	$44,782	$149,919	$57,101

Basic weighted average common shares outstanding	36,442,782	35,827,167	33,663,589
Effect of potentially dilutive options and restricted stock awards	946,663	1,299,950	1,529,787
Diluted weighted average common shares outstanding	37,389,445	37,127,117	35,193,376

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$1.23	$4.18	$1.70
Diluted	$1.20	$4.04	$1.62

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2016, 2015 and 2014 were 3.0 million, 83 thousand and 18 thousand, respectively.

Note 16.  Warrant

In connection with the KUPI acquisition, Lannett issued to UCB Manufacturing a warrant to purchase up to a total of 2.5 million shares of Lannett’s common stock (the “Warrant”).

The Warrant has a term of three years (expiring November 25, 2018) and an exercise price of $48.90 per share, subject to customary adjustments, including for stock splits, dividends and combinations. The Warrant also has a “weighted average” anti-dilution adjustment provision.  The fair value included as part of the total consideration transferred to UCB at the acquisition date was $29.9 million.  The fair value assigned to the Warrant was determined using the Black-Scholes valuation model.  The Company concluded that the warrant was indexed to its own stock and therefore the Warrant has been classified as an equity instrument.

Note 17.  Share-based Compensation

At June 30, 2016, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 2.4 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of June 30, 2016, there was $8.0 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.6 years.

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

	June 30, 2016	June 30, 2015	June 30, 2014
Risk-free interest rate	1.7%	1.7%	2.1%
Expected volatility	48.3%	52.1%	62.8%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	6.5%	6.5%	7.5%
Expected term	5.2 years	5.5 years	5.9 years
Weighted average fair value	$26.24	$17.73	$8.55

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

This assumption is based on our actual forfeiture rate on historical awards.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically issued and has no immediate plans to issue, a dividend.

A stock option roll-forward as of June 30, 2016, 2015 and 2014 and changes during the years then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at June 30, 2013	2,319	5.71
Granted	780	13.90
Exercised	(783)	6.41	$24,375
Forfeited, expired or repurchased	(111)	6.49
Outstanding at June 30, 2014	2,205	7.84
Granted	513	36.71
Exercised	(665)	6.47	$33,201
Forfeited, expired or repurchased	(78)	18.33
Outstanding at June 30, 2015	1,975	$15.39	$86,983	7.2
Granted	58	59.20
Exercised	(254)	12.62	$6,168
Forfeited, expired or repurchased	(49)	32.66
Outstanding at June 30, 2016	1,730	$16.77	$19,524	6.3

Vested and expected to vest at June 30, 2016	1,714	$16.61	$19,495	6.2
Exercisable at June 30, 2016	1,238	$12.31	$17,462	5.6

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for fiscal year ended June 30, 2016, 2015 and 2014.

A summary of restricted stock awards as of June 30, 2016, 2015 and 2014 and changes during the fiscal years then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2013	—	—
Granted	269	24.07
Vested	(252)	23.45	$10,440
Forfeited	(1)	24.48
Non-vested at June 30, 2014	16	34.01
Granted	103	37.97
Vested	(14)	36.06	$664
Forfeited	(7)	36.59
Non-vested at June 30, 2015	98	$37.83
Granted	147	54.64
Vested	(66)	47.11	$3,511
Forfeited	(12)	47.67
Non-vested at June 30, 2016	167	$48.22

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

The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the fiscal year ended June 30, 2016 and 2015, 47 thousand shares and 12 thousand shares were issued under the ESPP, respectively.  As of June 30, 2016, 485 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	For Fiscal Year Ended June 30,
(In thousands)	2016	2015	2014
Selling, general and administrative expenses	$9,529	$5,145	$7,388
Research and development expenses	760	523	675
Cost of sales	1,273	729	963
Total	$11,562	$6,397	$9,026

Tax benefit at statutory rate	$4,220	$2,159	$3,375

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the fiscal years ended June 30, 2016, 2015 and 2014 were $1.6 million, $855 thousand and $748 thousand, respectively.

Note 19.  Income Taxes

The provision for income taxes consisted of the following for the fiscal years ended June 30:

(In thousands)	June 30, 2016	June 30, 2015	June 30, 2014
Current Income Tax Expense
Federal	$34,932	$80,124	$41,497
State and Local	1,887	572	4,246
Total Current Income Tax Expense	36,819	80,696	45,743
Deferred Income Tax Expense (Benefit)
Federal	(17,529)	(5,245)	(11,613)
State and Local	(1,968)	1,979	(1,273)
Total Deferred Income Tax Benefit	(19,497)	(3,266)	(12,886)
Total Income Tax Expense	$17,322	$77,430	$32,857

A reconciliation of the differences between the effective rates and federal statutory rates was as follows:

	June 30, 2016	June 30, 2015	June 30, 2014

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax, net	(0.1)%	0.1%	2.2%
Nondeductible expenses	0.8%	—%	0.4%
Foreign rate differential	0.5%	0.1%	0.2%
Income tax credits	(3.0)%	(0.4)%	(0.4)%
Domestic production activity deduction	(5.2)%	(1.3)%	(0.5)%
Change in tax laws	—%	0.6%	—%
Other	(0.1)%	(0.1)%	(0.4)%
Effective income tax rate	27.9%	34.0%	36.5%

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization, accumulated depreciation and share-based compensation expense.  A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes.  A deferred tax asset valuation allowance is established if it is more likely than not that the Company will be unable to realize certain of the deferred tax assets.  A deferred tax liability is recorded for the future liability created by different depreciation methods for financial statement and tax return purposes.  As of June 30, 2016 and 2015, temporary differences which give rise to deferred tax assets and liabilities were as follows:

(In thousands)	June 30, 2016	June 30, 2015
Deferred tax assets:
Accrued expenses	$1,636	$98
Share-based compensation expense	5,074	2,688
Reserve for returns	14,583	6,520
Reserves for rebates	19,235	6,648
Reserves for accounts receivable and inventory	6,305	3,790
Intangible impairment	3,312	4,342
Federal net operating loss	736	801
State net operating loss	1,469	—
Impairment on Cody note receivable	1,941	1,905
Accumulated amortization on intangible assets	5,301	8,526
Settlement Liability	7,014	—
Foreign net operating loss	579	421
Other	901	185
Total deferred tax asset	68,086	35,924
Valuation allowance	(3,927)	(2,326)
Total deferred tax asset less valuation allowance	64,159	33,598
Deferred tax liabilities:
Prepaid expenses	263	115
Property, plant and equipment	11,381	4,687
Other	67	31
Total deferred tax liability	11,711	4,833
Net deferred tax asset	$52,448	$28,765

The Fiscal 2016 deferred tax expense does not equal the change in net deferred tax assets as a result of deferred taxes recorded in connection with the KUPI acquisition.

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

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative standards issued by the FASB also provide guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions and income tax disclosures.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows:

(In thousands)	Balance
Balance at June 30, 2014	$428
Additions for tax positions of the current year	101
Additions for tax positions of prior years	305
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(256)
Balance at June 30, 2015	$578
Additions for tax positions of the current year	742
Additions for tax positions of prior years	109
Additions from acquisitions	4,858
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(43)
Balance at June 30, 2016	$6,244

The cumulative amount of unrecognized tax benefits above that, if recognized, would impact the Company’s tax expense and effective tax rate is $6.2 million, $578 thousand and $428 thousand for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

The Company has not recorded any interest and penalties for the period ended June 30, 2016 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of June 30, 2016 and 2015.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2012 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of $3.1 million, $1.9 million and $2.3 million during the fiscal years ended June 30, 2016, 2015 and 2014, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $682 thousand and $733 thousand at June 30, 2016 and 2015, respectively.

In the Company’s opinion, the terms of these related party transactions were not more favorable than would have been to a non-related party.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 52%, 68% and 62% of the Company’s inventory purchases in the fiscal year ending June 30, 2016, 2015 and 2014, respectively.

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

During the renewal term of the JSP distribution agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will continue to meet the minimum purchase requirement for Fiscal 2017 and thereafter.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the JSP Distribution Agreement.

Note 22. Settlement Agreement

On March 7, 2016, the Company entered into a Settlement Agreement Release and Mutual Release (“Settlement Agreement”) with one of its former customers, pursuant to which Lannett and such customer resolved all disputes between the parties with respect to the termination of the direct sales business relationship by Lannett on December 31, 2013.

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

As a result of the Settlement Agreement, the Company recorded a $23.6 million charge to the Consolidated Statement of Operations, which represents the present value of the required payments.  At June 30, 2016, the Company had a settlement liability of $19.5 million recorded on the Consolidated Balance Sheet, of which $7.0 million is due over the next twelve months.

Note 23.  Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2016
Net sales	$168,887	$163,712	$127,059	$106,433
Settlement agreement	—	(23,598)	—	—
Total net sales	168,887	140,114	127,059	106,433
Cost of sales	88,957	82,623	55,414	29,006
Gross profit	79,930	57,491	71,645	77,427
Operating expenses	49,535	38,874	41,320	26,006
Operating income	30,395	18,617	30,325	51,421
Other loss	(29,752)	(26,830)	(10,827)	(1,170)
Income tax expense (benefit)	(2,948)	(2,743)	5,958	17,055
Less: Net income attributable to noncontrolling interest	20	20	20	15
Net income (loss) attributable to Lannett Company, Inc.	$3,571	$(5,490)	$13,520	$33,181
Earnings per common share attributable to Lannett Company Inc. (1)
Basic	$0.10	$(0.15)	$0.37	$0.91
Diluted	$0.10	$(0.15)	$0.36	$0.89

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2015
Net sales	$99,276	$99,352	$114,822	$93,387
Cost of sales	27,326	23,714	27,621	21,820
Gross profit	71,950	75,638	87,201	71,567
Operating expenses	20,932	21,363	20,658	16,916
Operating income	51,018	54,275	66,543	54,651
Other income (loss)	165	(42)	713	99
Income tax expense	17,222	17,973	22,435	19,800
Less: Net income attributable to noncontrolling interest	18	27	10	18
Net income attributable to Lannett Company, Inc.	$33,943	$36,233	$44,811	$34,932
Earnings per common share attributable to Lannett Company Inc. (1)
Basic	$0.94	$1.01	$1.26	$0.98
Diluted	$0.91	$0.97	$1.21	$0.94

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2014
Net sales	$80,619	$79,997	$67,326	$45,829
Cost of sales	24,691	23,865	26,284	44,523
Gross profit	55,928	56,132	41,042	1,306
Operating expenses	18,577	20,143	15,675	11,924
Operating income (loss)	37,351	35,989	25,367	(10,618)
Other income	220	297	1,025	389
Income tax expense (benefit)	14,019	13,280	9,800	(4,242)
Less: Net income attributable to noncontrolling interest	17	11	26	8
Net income (loss) attributable to Lannett Company, Inc.	$23,535	$22,995	$16,566	$(5,995)
Earnings (loss) per common share attributable to Lannett Company Inc. (1)
Basic	$0.66	$0.66	$0.48	$(0.20)
Diluted	$0.64	$0.63	$0.46	$(0.20)

(1)         Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full fiscal year.

The decline in operating income in the third and fourth quarters of Fiscal 2016 is primarily attributable to a $23.6 million settlement agreement and $8.0 million intangible assets impairment charge, respectively.  Net income attributable to Lannett Company, Inc. in the fourth quarter of Fiscal 2016 also included a $3.0 million loss on extinguishment of debt.

The decrease in the effective tax rate in the fourth quarter of Fiscal 2016 is primarily due to state deferred tax benefits recorded as a result of the KUPI acquisition.  In addition, research and development tax credits and domestic manufacturing deductions relative to pre-tax income also contributed to the lower rate.

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