Form 10-Q
period 2016-09-30
LANNETT CO INC
filed 2016-11-04
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2016
Common stock, par value $0.001 per share	37,001,737

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$241,680	$224,769
Investment securities	11,381	14,094
Accounts receivable, net	190,526	211,722
Inventories	127,751	114,904
Prepaid income taxes	22,933	—
Deferred tax assets	44,001	40,892
Other current assets	7,681	6,434
Total current assets	645,953	612,815
Property, plant and equipment, net	221,343	216,638
Intangible assets, net	501,167	575,503
Goodwill	339,566	333,611
Deferred tax assets	11,879	11,556
Other assets	14,148	13,895
TOTAL ASSETS	$1,734,056	$1,764,018

LIABILITIES
Current liabilities:
Accounts payable	$43,987	$34,720
Accrued expenses	8,289	9,247
Accrued payroll and payroll-related expenses	8,947	10,572
Rebates payable	20,103	21,894
Royalties payable	4,158	5,127
Restructuring liability	4,767	4,130
Settlement liability	9,000	7,000
Income taxes payable	—	743
Acquisition-related contingent consideration	35,000	35,000
Short-term borrowings and current portion of long-term debt	178,238	178,236
Total current liabilities	312,489	306,669
Long-term debt, net	875,450	883,612
Settlement liability	10,860	12,526
Other liabilities	7,534	6,754
TOTAL LIABILITIES	1,206,333	1,209,561
Commitments and contingencies (Note 13 and 14)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,406,625 and 37,150,165 shares issued; 36,801,759 and 36,604,202 shares outstanding at September 30, 2016 and June 30, 2016, respectively)	37	37
Additional paid-in capital	287,756	283,301
Retained earnings	248,947	278,355
Accumulated other comprehensive loss	(298)	(295)
Treasury stock (604,866 and 545,963 shares at September 30, 2016 and June 30, 2016, respectively)	(9,147)	(7,349)
Total Lannett Company, Inc. stockholders’ equity	527,295	554,049
Noncontrolling interest	428	408
Total stockholders’ equity	527,723	554,457
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,734,056	$1,764,018

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2016	2015

Net sales	$161,559	$106,433
Cost of sales	70,820	28,819
Amortization of intangibles	8,887	187
Gross profit	81,852	77,427
Operating expenses:
Research and development expenses	12,371	6,528
Selling, general and administrative expenses	21,260	15,536
Acquisition and integration-related expenses	1,391	3,942
Restructuring expenses	2,052	—
Intangible asset impairment charge	65,084	—
Total operating expenses	102,158	26,006
Operating income (loss)	(20,306)	51,421
Other income (loss):
Investment income (loss)	1,027	(1,110)
Interest expense	(22,994)	(60)
Other	3	—
Total other income (loss)	(21,964)	(1,170)
Income (loss) before income tax	(42,270)	50,251
Income tax expense (benefit)	(12,882)	17,055
Net income (loss)	(29,388)	33,196
Less: Net income attributable to noncontrolling interest	20	15
Net income (loss) attributable to Lannett Company, Inc.	$(29,408)	$33,181

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.80)	$0.91
Diluted	$(0.80)	$0.89

Weighted average common shares outstanding:
Basic	36,699,267	36,310,653
Diluted	36,699,267	37,414,724

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2016	2015

Net income (loss)	$(29,388)	$33,196
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(3)	(16)
Total other comprehensive income (loss), before tax	(3)	(16)
Income tax related to items of other comprehensive income	—	—
Total other comprehensive income (loss), net of tax	(3)	(16)
Comprehensive income (loss)	(29,391)	33,180
Less: Total comprehensive income attributable to noncontrolling interest	20	15
Comprehensive income (loss) attributable to Lannett Company, Inc.	$(29,411)	$33,165

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, June 30, 2016	37,150	$37	$283,301	$278,355	$(295)	$(7,349)	$554,049	$408	$554,457

Shares issued in connection with share-based compensation plans	257	—	1,355	—	—	—	1,355	—	1,355
Share-based compensation	—	—	2,456	—	—	—	2,456	—	2,456
Excess tax benefits on share-based compensation awards	—	—	644	—	—	—	644	—	644
Purchase of treasury stock	—	—	—	—	—	(1,798)	(1,798)	—	(1,798)
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	(3)	—	(3)
Net income (loss)	—	—	—	(29,408)	—	—	(29,408)	20	(29,388)

Balance, September 30, 2016	37,407	$37	$287,756	$248,947	$(298)	$(9,147)	$527,295	$428	$527,723

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(29,388)	$33,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,317	1,909
Deferred income tax expense (benefit)	(3,432)	440
Share-based compensation	2,456	4,374
Excess tax benefits on share-based compensation awards	(644)	(608)
Intangible asset impairment charge	65,084	—
Loss on sale of assets	2	—
(Gain) loss on investment securities	(808)	1,196
Amortization of debt discount and other debt issuance costs	5,288	—
Other noncash expenses	474	50
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	15,241	(16,113)
Inventories	(12,847)	960
Prepaid income taxes/Income taxes payable	(22,252)	(6,263)
Other assets	(1,640)	(1,325)
Rebates payable	(1,791)	3,905
Royalties payable	(969)	—
Restructuring liability	637	—
Accounts payable	9,267	(1,936)
Accrued expenses	(958)	1,747
Accrued payroll and payroll-related expenses	(1,625)	(5,649)
Net cash provided by operating activities	36,412	15,883
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,945)	(6,352)
Proceeds from sale of property, plant and equipment	33	—
Proceeds from sale of investment securities	15,703	11,387
Purchase of investment securities	(12,182)	(14,006)
Net cash used in investing activities	(6,391)	(8,971)
FINANCING ACTIVITIES:
Repayments of long-term debt	(13,308)	(33)
Proceeds from issuance of stock	1,355	865
Excess tax benefits on share-based compensation awards	644	608
Purchase of treasury stock	(1,798)	(908)
Net cash provided by (used in) financing activities	(13,107)	532
Effect on cash and cash equivalents of changes in foreign exchange rates	(3)	(16)
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,911	7,428
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,769	200,340
CASH AND CASH EQUIVALENTS, END OF PERIOD	$241,680	$207,768
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$17,373	$11
Income taxes paid	$12,802	$22,879

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with United States generally accepted accounting principles (U.S. GAAP).

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for the three months ended September 30, 2016 and 2015 was $5.1 million and $1.7 million, respectively.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost.  Goodwill is tested for impairment on an annual basis on the first day of the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test.  In accordance with accounting standards, a two-step quantitative method is used for determining goodwill impairment.  In the first step, the Company determines the fair value of our reporting unit (generic pharmaceuticals).  If the net book value of our reporting unit exceeds its fair value, the second step of the impairment test which requires the hypothetical allocation of our reporting unit’s fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations would then be performed.  Any residual fair value is allocated to goodwill.  An impairment charge is recognized to the extent that the estimated fair value of our reporting unit’s goodwill is less than its carrying amount.  The judgments made in determining the estimated fair value of goodwill can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three months ended September 30, 2016 and 2015:

(In thousands)	Three Months Ended September 30,
Medical Indication	2016	2015
Antibiotic	$3,780	$2,727
Anti Psychosis	17,320	2,742
Cardiovascular	12,694	8,303
Central Nervous System	10,350	—
Gallstone	12,883	19,972
Gastrointestinal	18,052	76
Glaucoma	5,783	6,822
Migraine	7,160	5,542
Muscle Relaxant	3,532	1,661
Obesity	835	979
Pain Management	6,608	8,133
Respiratory	2,213	—
Thyroid Deficiency	39,838	41,102
Urinary	5,101	215
Other	10,347	8,159
Contract manufacturing revenue	5,063	—
Total	$161,559	$106,433

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2016 and 2015, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	2016	2015

Product 1	25%	39%
Product 2	8%	19%

The following table presents the percentage of total net sales, for the three months ended September 30, 2016 and 2015, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	2016	2015

Customer A	28%	28%
Customer B	20%	12%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 37% and 65% of the Company’s inventory purchases during the three months ended September 30, 2016 and 2015, respectively.  See Note 22 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $166.2 million and $176.1 million at September 30, 2016 and June 30, 2016, respectively.  Rebates payable at September 30, 2016 and June 30, 2016 included $20.1 million and $21.9 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid and certain sales allowances and other adjustments paid to indirect customers.

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

Earnings (Loss) Per Common Share

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance was originally effective for annual reporting periods beginning after December 15, 2017.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense.  It is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.  Early adoption is permitted. The new guidance is applied retrospectively to each prior period presented.  The Company elected to early adopt ASU 2015-03 as of December 31, 2015.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.   ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively.  Early adoption is permitted.  The Company elected to early adopt ASU 2015-16 as of March 31, 2016.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

The Company funded the acquisition and transaction expenses with proceeds from the issuance of the $910.0 million of term loans, $22.8 million borrowings from a revolving credit facility, the issuance of $250.0 million Senior Notes (see Note 12 “Long-term Debt”) and cash on hand of $94.6 million.  Lannett also issued a warrant with an estimated fair value of $29.9 million.

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

The Company also agreed to contingent payments related to Methylphenidate Hydrochloride Extended Release tablets (“Methylphenidate ER”) provided the FDA reinstates the AB-rating for such product and certain sales thresholds are met.  On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  See Note 23 “Subsequent Events” for more information.

The Company used the acquisition method of accounting to account for this transaction.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values.

The purchase price has been allocated to the assets acquired and liabilities assumed for the KUPI business as follows:

(In thousands)	Preliminary Purchase Price Allocation as of November 25, 2015 (a)	Measurement Period Adjustments (b)	Purchase Price Allocation as of September 30, 2016
Cash and cash equivalents	$16,877	$—	$16,877
Accounts receivable, net of revenue-related reserves	149,209	(19,801)	129,408
Inventories	83,815	194	84,009
Other current assets	12,873	(1,635)	11,238
Property, plant and equipment	97,418	14,431	111,849
Product rights	409,000	18,000	427,000
Trade name	2,920	—	2,920
Other intangible assets	20,000	(1,000)	19,000
In-process research and development	232,000	(107,000)	125,000
Goodwill	240,575	98,850	339,425
Deferred tax assets	4,956	(770)	4,186
Other assets	4,859	5,359	10,218
Total assets acquired	1,274,502	6,628	1,281,130
Accounts payable	(19,249)	—	(19,249)
Accrued expenses	(4,161)	(1,918)	(6,079)
Accrued payroll and payroll-related expenses	(20,731)	(309)	(21,040)
Rebates payable	(9,816)	—	(9,816)
Royalties payable	(3,798)	196	(3,602)
Other liabilities	(5,369)	—	(5,369)
Total net assets acquired	$1,211,378	$4,597	$1,215,975

(a)         As originally reported in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2015.

(b)         The measurement period adjustments relate to 1) finalizing working capital adjustments totaling $4.6 million 2) finalized valuations for inventories and property, plant and equipment, 3) receipt of additional information related to product development timelines and 4) revenue-related reserve estimates, all of which reflect facts and circumstances that existed as of the acquisition date.  These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements.  In the first quarter of Fiscal 2017, the Company recorded a $6.0 million adjustment to the Returns reserve.

Included in the purchase price allocation above are indemnification assets totaling approximately $20.7 million, of which $10.4 million relates to compensation-related payments, $4.9 million relates to unrecognized tax benefits and $5.4 million for chargeback and rebate-related items.  The inventory balance above includes $19.1 million to reflect fair value step-up adjustments.  KUPI’s intangible assets primarily consist of product rights and in-process research and development.  See Note 11 “Goodwill and Intangible Assets.”

Amounts allocated to acquired in-process research and development represent the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not yet reached technological feasibility and had no alternative future use. The fair value of in-process research and development was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis at the appropriate discount rate for the inherent risk in each project and will be tested for impairment in accordance with the Company’s policy for testing indefinite-lived intangible assets.

Goodwill of $339.4 million arising from the acquisition consists primarily of the value of the employee workforce and the value of products to be developed in the future.  The goodwill was assigned to the Company’s only reporting unit.  Goodwill recognized is expected to be fully deductible for income tax purposes.

Unaudited Pro Forma Financial Results

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of KUPI had occurred on July 1, 2014 for the three months ended September 30, 2015.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2014, nor are they indicative of any future results:

For the three months ended September 30,
(In thousands, except per share data)	2015
Net sales	$183,966
Net income attributable to Lannett Company, Inc.	26,136
Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.72
Diluted	$0.70

The supplemental pro forma earnings for the three months ended September 30, 2015 was adjusted to exclude $5.6 million of acquisition-related costs, of which $3.9 million was incurred by Lannett and $1.7 million was incurred by KUPI.

Note 5.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations. The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $22.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $13.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the three months ended September 30, 2016 were as follows:

(In thousands)	Three Months Ended September 30, 2016
Employee separation costs	$1,157
Facility closure costs	895
Total	$2,052

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2016 through September 30, 2016 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2016	$3,833	$297	$—	$4,130
Restructuring Charges	1,157	—	895	2,052
Payments	(465)	(55)	(895)	(1,415)
Balance at September 30, 2016	$4,525	$242	$—	$4,767

Note 6.  Accounts Receivable

Accounts receivable consisted of the following components at September 30, 2016 and June 30, 2016:

(In thousands)	September 30, 2016	June 30, 2016
Gross accounts receivable	$357,739	$388,460
Less Chargebacks reserve	(72,346)	(86,495)
Less Rebates reserve	(34,439)	(32,189)
Less Returns reserve	(47,864)	(40,593)
Less Other deductions	(11,532)	(16,851)
Less Allowance for doubtful accounts	(1,032)	(610)
Accounts receivable, net	$190,526	$211,722

For the three months ended September 30, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $198.5 million, $69.5 million, $6.8 million and $15.5 million, respectively.  For the three months ended September 30, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $88.6 million, $27.8 million, $3.7 million and $6.4 million, respectively.

Note 7.  Inventories

Inventories at September 30, 2016 and June 30, 2016 consisted of the following:

(In thousands)	September 30, 2016	June 30, 2016
Raw Materials	$50,936	$47,881
Work-in-process	21,070	20,207
Finished Goods	55,745	46,816
Total	$127,751	$114,904

The reserve for excess and obsolete inventory was $6.4 million and $6.9 million at September 30, 2016 and June 30, 2016, respectively.

Note 8.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2016 and June 30, 2016 consisted of the following:

(In thousands)	Useful Lives	September 30, 2016	June 30, 2016
Land	—	$6,191	$6,191
Building and improvements	10 - 39 years	103,880	103,496
Machinery and equipment	5 - 10 years	123,917	120,272
Furniture and fixtures	5 - 7 years	3,472	2,904
Less accumulated depreciation		(58,779)	(53,598)
		178,681	179,265
Construction in progress		42,662	37,373
Property, plant and equipment, net		$221,343	$216,638

During the three months ended September 30, 2016 and 2015, the Company had no impairment charges related to property, plant and equipment.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $990 thousand and $1.0 million at September 30, 2016 and June 30, 2016, respectively.

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

The Company’s financial assets and liabilities measured at fair value at September 30, 2016 and June 30, 2016, were as follows:

	September 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$11,381	$—	$—	$11,381
Intangible Assets (KUPI product rights)	—	—	412,414	412,414
Total Assets	$11,381	$—	$412,414	$423,795

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

	June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$14,094	$—	$—	$14,094
Total Assets	$14,094	$—	$—	$14,094

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

Note 10.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $808 thousand during the three months ended September 30, 2016, which was primarily due to an unrealized gain related to securities still held at September 30, 2016 of $557 thousand.

The Company had a net loss on investment securities of $1.2 million during the three months ended September 30, 2015, which was primarily due to an unrealized loss related to securities still held at September 30, 2015 of $1.2 million.

Note 11.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2016 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2016	$333,611
Measurement-period adjustments	5,955
Goodwill acquired	—
Impairments	—
Balance at September 30, 2016	$339,566

In the first quarter of Fiscal 2017, the Company recorded a $6.0 million adjustment to the Returns reserve acquired in the KUPI acquisition.

Intangible assets, net as of September 30, 2016 and June 30, 2016, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016

Definite-lived:
Cody Labs import license	15	$582	$582	$(318)	$(309)	$264	$273
KUPI product rights	15	434,000	427,000	(21,586)	(17,119)	412,414	409,881
KUPI trade name	2	2,920	2,920	(1,243)	(878)	1,677	2,042
KUPI other intangible assets	15	19,000	19,000	(1,078)	(762)	17,922	18,238
Silarx product rights	15	10,000	10,000	(889)	(722)	9,111	9,278
Other product rights	14	653	653	(323)	(311)	330	342
Total definite-lived		$467,155	$460,155	$(25,437)	$(20,101)	$441,718	$440,054

Indefinite-lived:
KUPI in-process research and development	—	$41,000	$117,000	$—	$—	$41,000	$117,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		59,449	135,449	—	—	59,449	135,449
Total intangible assets, net		$526,604	$595,604	$(25,437)	$(20,101)	$501,167	$575,503

For the three months ended September 30, 2016 and 2015, the Company recorded amortization expense of approximately $9.3 million and $187 thousand, respectively.

On October 18, 2016, the Company received a notice from the FDA indicating that the FDA will seek to withdraw approval of the Company’s Methylphenidate ER ANDA.  As a result of the notice, the Company performed an impairment analysis including a review of revised net sales projections for Methylphenidate ER.  This analysis resulted in the Company recording a $65.1 million impairment charge in the first quarter of Fiscal 2017.

Future annual amortization expense consisted of the following as of September 30, 2016:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2017	$24,306
2018	31,530
2019	30,946
2020	30,938
2021	30,938
Thereafter	293,060
$441,718

Note 12. Long-Term Debt

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

The Senior Secured Credit Facility consisted of a Term Loan A facility in an aggregate principal amount of $275.0 million, a Term Loan B facility in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  The entire balance of the Revolving Credit Facility loan is outstanding as of September 30, 2016.

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

The interest rates applicable to the Amended Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted LIBOR and 1.00%, plus a borrowing margin of 4.75% (for Term Loan A Facility) or 5.375% (for Term Loan B Facility).  The interest rate applicable to the Revolving Credit Facility is based on a fluctuating rate of interest of an adjusted LIBOR plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility was initially 0.50%.  Beginning March 2016, the interest margins and unused commitment fee on the Revolving Credit Facility are subject to a leveraged based pricing grid.

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

Long-term debt, net consisted of the following:

	September 30,	June 30,
(In thousands)	2016	2016
Term Loan A due 2020	$264,688	$268,125
Unamortized discount and other debt issuance costs	(20,597)	(22,104)
Term Loan A, net	244,091	246,021
Term Loan B due 2022	757,390	767,226
Unamortized discount and other debt issuance costs	(73,632)	(77,273)
Term Loan B, net	683,758	689,953
Revolving Credit Facility due 2020	125,000	125,000
Other	839	874
Total debt, net	1,053,688	1,061,848
Less short-term borrowings and current portion of long-term debt	(178,238)	(178,236)
Total long-term debt, net	$875,450	$883,612

Long-term debt amounts due, for the twelve month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions
2017	$178,238
2018	63,557
2019	67,001
2020	67,008
2021	211,391
Thereafter	560,722
Total	$1,147,917

Note 13.  Legal and Regulatory Matters

Richard Asherman

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs was in violation of certain zoning laws and that Cody Labs was required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claimed Cody Labs was in breach of his employment agreement and was required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  Mr. Asherman also asserted that the Company was in breach of the Realty Operating Agreement and, among other requested remedies, he sought to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled.  Although Mr. Asherman originally sought to require that Lannett acquire his interest in Realty for an unspecified price and/or to dissolve Realty, those claims have been dismissed.  In October 2016, the Company and Mr. Asherman reached a tentative agreement in principle to resolve their disputes.  The parties are in the process of finalizing a written settlement agreement.

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

Federal Investigation into the Generic Pharmaceutical Industry

In fiscal year 2015 and 2016, the Company and certain affiliated individuals each were served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.

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

A trial was conducted in September 2016.  Post trial briefing is underway, after which the court is expected to issue its decision.

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

Dilaudid®

The Company filed with the Food and Drug Administration an ANDA No. 207108, along with a paragraph IV certification, alleging that US Patent 6,589,960 associated with the Dilaudid® (hydromorphone oral solution) would not be infringed by the Company’s proposed hydromorphone oral solution product and/or that the patent is invalid.  On August 8, 2015, Purdue Pharmaceutical Products L.P, Purdue Pharma L.P and Purdue Pharma Technologies Inc. (“Purdue”) filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 207108 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No, 207108.  The Company and Purdue have reached a settlement and the case was dismissed with prejudice in October 2016.

Although the Company cannot currently predict the length or outcome of paragraph IV litigation, legal expenses associated with these lawsuits could have a significant impact on the financial position, results of operations and cash flows of the Company.

Texas Medicare Investigation

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

AWP Litigation

The Company and some of our competitors have been named as defendants in lawsuits filed in 2016 alleging that the Company and a number of other generic pharmaceutical manufacturers caused the Average Wholesale Prices (AWPs) of our and their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs.  The Company stopped using AWP as a basis for establishing prices in or around 2002 and the bulk of prescription drugs manufactured by the Company was sold under private label and dispute the allegations set forth in these lawsuits.  The Company does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2017 and the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2017	$1,200
2018	1,142
2019	1,080
2020	1,080
2021	1,080
Thereafter	6,345
Total	$11,927

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2016 and 2015:

(In thousands)	September 30, 2016	September 30, 2015
Foreign Currency Translation
Beginning Balance, June 30	$(295)	$(295)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(3)	(16)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(3)	(16)
Ending Balance, September 30	(298)	(311)
Total Accumulated Other Comprehensive Loss	$(298)	$(311)

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

	Three Months Ended September 30,
(In thousands, except share and per share data)	2016	2015

Net income (loss) attributable to Lannett Company, Inc.	$(29,408)	$33,181

Basic weighted average common shares outstanding	36,699,267	36,310,653
Effect of potentially dilutive options and restricted stock awards	—	1,104,071
Diluted weighted average common shares outstanding	36,699,267	37,414,724

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.80)	$0.91
Diluted	$(0.80)	$0.89

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2016 and 2015 was 4.3 million and 139 thousand, respectively.

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

Note 18.  Share-based Compensation

At September 30, 2016, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 2.3 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of September 30, 2016, there was $8.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2016 and 2015, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	September 30, 2016	September 30, 2015
Risk-free interest rate	1.1%	1.7%
Expected volatility	55.6%	48.3%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.2 years	5.2 years
Weighted average fair value	$15.33	$26.24

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

A stock option roll-forward as of September 30, 2016 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at June 30, 2016	1,730	$16.77	$19,524	6.3
Granted	11	$31.30
Exercised	(169)	$6.42	$4,017
Forfeited, expired or repurchased	(11)	$28.18
Outstanding at September 30, 2016	1,561	$17.91	$19,548	6.4

Vested and expected to vest at September 30, 2016	1,551	$17.77	$19,548	6.4
Exercisable at September 30, 2016	1,403	$15.55	$19,548	6.2

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2016 and 2015.

A summary of restricted stock awards as of September 30, 2016 and changes during the three months then ended, is presented below:

(In thousands, except for weighted average price data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2016	167	48.22
Granted	121	30.66
Vested	(75)	43.80	$2,302
Forfeited	(9)	40.66
Non-vested at September 30, 2016	204	$39.72

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the three months ended September 30, 2016 and 2015, 13 thousand shares and 5 thousand shares were issued under the ESPP, respectively.  As of September 30, 2016, 498 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended September 30,
(In thousands)	2016	2015
Selling, general and administrative	$1,972	$3,886
Research and development	173	188
Cost of sales	311	300
Total	$2,456	$4,374

Tax benefit at statutory rate	$897	$1,545

Note 19.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2016 and 2015 were approximately $579 thousand and $250 thousand, respectively.

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

The federal, state and local income tax benefit for the three months ended September 30, 2016 was $12.9 million compared to income tax expense of $17.1 million for the three months ended September 30, 2015.  The effective tax rates for the three months ended September 30, 2016 and 2015 were 30.5% and 33.9%, respectively.  The effective tax rate for the three months ended September 30, 2016 was lower compared to the three months ended September 30, 2015 primarily due to higher domestic manufacturing deductions and research and experimentation credits relative to expected pre-tax income, partially offset by the effect of changes in the Company’s state tax profile as result of the KUPI acquisition.

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

As of September 30, 2016 and June 30, 2016, the Company has total unrecognized benefits of $7.0 million and $6.2 million, respectively.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2016 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2016 and June 30, 2016.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2012 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 21.  Related Party Transactions

The Company had sales of $856 thousand and $337 thousand during the three months ended September 30, 2016 and 2015, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $764 thousand and $682 thousand at September 30, 2016 and June 30, 2016, respectively.

Note 22.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 37% and 65% of the Company’s inventory purchases in the three months ended September 30, 2016 and 2015, respectively.

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

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will be able to meet the minimum purchase requirement for Fiscal 2017 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the JSP Distribution Agreement.

Note 23.  Subsequent Events

On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  The FDA’s notice includes an opportunity for the Company to request a hearing on this matter.  The Company has until November 17, 2016 to request the hearing and until December 19, 2016 to submit all data, information and analyses upon which the request for a hearing relies.  As a result of the notice, the Company performed an impairment analysis including a review of revised net sales projections for Methylphenidate ER.  This analysis resulted in the Company recording a $65.1 million impairment charge in the first quarter of Fiscal 2017.  See Note 11 “Goodwill and Intangible Assets” for more information.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  All references to “Fiscal 2017” or “Fiscal Year 2017” shall mean the fiscal year ended June 30, 2017 and all references to “Fiscal 2016” or “Fiscal Year 2016” shall mean the fiscal year ended June 30, 2016.

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

2016 Restructuring Plan

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $22.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $13.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closures costs and other actions.

The plan is currently estimated to generate annualized synergies of approximately $50.0 million by the end of Fiscal 2018 and is expected to achieve an ultimate annual run rate of synergies totaling approximately $65.0 million by the end of Fiscal 2020.

These amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

Financial Summary

For the first quarter of Fiscal Year 2017, net sales increased to $161.6 million, which included $49.9 million of net sales from the recently acquired KUPI.  Excluding the impact of KUPI, net sales increased 5% as compared to the same prior-year period primarily due to price increases and, to a lesser extent, increased volumes from additional product launches.  Gross profit increased to $81.9 million compared to $77.4 million in the prior-year period and gross profit percentage decreased to 51% compared to 73% in the prior-year period.  Excluding the impact of KUPI, gross profit as a percentage of net sales decreased to 72%.  R&D expenses increased 90% to $12.4 million compared to $6.5 million in the first quarter of Fiscal Year 2016 while SG&A expenses increased 37% to $21.3 million from $15.5 million.  Acquisition and integration-related expenses decreased to $1.4 million from $3.9 million in the prior-year period.  Restructuring expenses increased to $2.1 million as a result of implementing the 2016 Restructuring Program.  Operating loss for the first quarter of Fiscal Year 2017, which included a $65.1 million intangible asset impairment charge, was $20.3 million compared to operating income of $51.4 million in the first quarter of Fiscal Year 2016.  Net loss attributable to Lannett Company, Inc. for the first quarter of Fiscal Year 2017 was $29.4 million, or $0.80 per diluted share compared to net income attributable to Lannett Company, Inc. of $33.2 million or $0.89 per diluted share in the first quarter of Fiscal Year 2016.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended September 30, 2016 compared with the three months ended September 30, 2015

Net sales increased 52% to $161.6 million for the three months ended September 30, 2016.  The following table identifies the Company’s net product sales by medical indication for the three months ended September 30, 2016 and 2015:

(In thousands)	Three Months Ended September 30,
Medical Indication	2016	2015
Antibiotic	$3,780	$2,727
Anti Psychosis	17,320	2,742
Cardiovascular	12,694	8,303
Central Nervous System	10,350	—
Gallstone	12,883	19,972
Gastrointestinal	18,052	76
Glaucoma	5,783	6,822
Migraine	7,160	5,542
Muscle Relaxant	3,532	1,661
Obesity	835	979
Pain Management	6,608	8,133
Respiratory	2,213	—
Thyroid Deficiency	39,838	41,102
Urinary	5,101	215
Other	10,347	8,159
Contract manufacturing revenue	5,063	—
Total	$161,559	$106,433

Revenues from the KUPI acquisition of $49.9 million, product price increases of $3.8 million and increased volumes of $1.4 million contributed to the overall increase in net sales.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in, some instances, beginning to reverse.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	40%	(1)%	—%
Anti Psychosis	(25)%	556%	—%
Cardiovascular	(15)%	(25)%	93%
Central Nervous System	—%	—%	100%
Gallstone	(22)%	(13)%	—%
Gastrointestinal	350%	(221)%	23,524%
Glaucoma	(4)%	(11)%	—%
Migraine	43%	(14)%	—%
Muscle Relaxant	163%	(50)%	—%
Obesity	(3)%	(11)%	—%
Pain Management	(4)%	(15)%	—%
Respiratory	—%	—%	100%
Thyroid Deficiency	4%	(7)%	—%
Urinary	19%	(31)%	2,285%

Anti Psychosis.  Net sales of drugs used for the treatment of anti psychosis increased by $14.6 million.  The increase in net sales was primarily attributable to product price increases on key products, partially offset by decreased volumes.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $4.4 million primarily as a result of net sales from cardiovascular products acquired in the KUPI acquisition.   The increase was partially offset by decreased volumes due to competition in the market for products used to treat congestive heart failure and price decreases on several key products.

Central Nervous System.  Net sales of central nervous system products increased by $10.3 million.  The increase in net sales was attributable to net sales from the Methylphenidate Hydrochloride Extended Release tablets, a product acquired in the KUPI acquisition.

Methylphenidate Hydrochloride Extended Release Tablets (“Methylphenidate ER”)

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

During the November 2014 teleconference, the FDA also asked KUPI to either voluntarily withdraw its product or to conduct new bioequivalence (“BE”) testing in accordance with the recommendations for demonstrating bioequivalence to Concerta proposed in a new draft BE guidance that the FDA issued earlier that November.  The FDA had approved the KUPI product (and originally granted it an AB rating) in 2013, on the basis of KUPI data showing its product met BE criteria set forth in draft BE guidance that the FDA had issued in 2012.  The FDA’s position concerning the KUPI product was the subject of a public announcement by the agency. The Company agreed to conduct new BE studies per the new draft BE guidance.  KUPI submitted the data from those studies to the FDA in June 2015.  The Company continued to pursue the FDA to obtain its decision on the submitted study as well as its response on whether it will restore the AB-rating for our product.

On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  The FDA’s notice includes an opportunity for the Company to request a hearing on this matter.  The Company has until November 17, 2016 to request the hearing and until December 19, 2016 to submit all data, information and analyses upon which the request for a hearing relies.  As a result of the notice, the Company performed an impairment analysis including a review of revised net sales projections for Methylphenidate ER.  This analysis resulted in the Company recording a $65.1 million impairment charge in the first quarter of Fiscal 2017.

The Company intends to continue working to submit data to the FDA to regain the “AB” rating, or to maintain the drug on the U.S. market with a B-level rating, however, there can be no assurance as to when or if the Company will be permitted to remain on the market.  If the Company were to receive the “AB” rating, net sales of the product could increase subject to market factors existing at that time.  The Company also agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.

Gallstone.  Net sales of drugs used for gallstones decreased by $7.1 million.  The decrease in net sales was primarily attributable to decreased volumes as well as a decrease in the average selling price of key products.

Gastrointestinal.  Net sales of gastrointestinal products increased by $18.0 million.  The increase in net sales was primarily attributable to sales of gastrointestinal products acquired in the KUPI acquisition.

Glaucoma.  Net sales of drugs used for the treatment of glaucoma decreased by $1.0 million.  The decrease in net sales was primarily attributable to a decrease in the average selling price of key products as well as decreased volumes.

Pain Management.  Net sales of pain management products decreased $1.5 million.  The decrease in net sales was mainly attributable to decreases on the average selling price of key products.

Respiratory.  Net sales of respiratory products increased by $2.2 million.  The increase in net sales was attributable to sales of respiratory products acquired in the KUPI acquisition.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency decreased by $1.3 million, primarily as a result of decreases in the average selling price of Levothyroxine, partially offset by increased volumes.

Urinary.  Net sales of urinary products increased by $4.9 million.  The increase in net sales was primarily attributable to net sales of urinary products acquired in the KUPI acquisition.

Contract manufacturing revenue.  Contract manufacturing revenue for the first quarter of Fiscal 2017 totaled $5.1 million.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended September 30:

(In thousands) Customer Distribution Channel	September 30, 2016	September 30, 2015
Wholesaler/Distributor	$124,925	$80,463
Retail Chain	20,094	17,535
Mail-Order Pharmacy	11,477	8,435
Contract manufacturing revenue	5,063	—
Total	$161,559	$106,433

Net sales to wholesaler/distributor, retail chains and mail-order pharmacies increased primarily as a result of additional net sales related to the KUPI acquisition.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first quarter of Fiscal Year 2017 increased 175% to $79.7 million from $29.0 million in the same prior-year period.  The increase was primarily attributable to increased net sales and product royalties, as well as changes in our product sales mix.  Product royalties expense included in cost of sales totaled $4.8 million for the first quarter of Fiscal Year 2017 and $1.3 million for the first quarter of Fiscal Year 2016.  Amortization expense included in cost of sales totaled $8.9 million for the first quarter of Fiscal Year 2017 and $187 thousand for the first quarter of Fiscal Year 2016.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI.

Gross Profit.  Gross profit for the first quarter of Fiscal 2017 increased 6% to $81.9 million or 51% of net sales.  In comparison, gross profit for the first quarter of Fiscal 2016 was $77.4 million or 73% of net sales.  Excluding the impact of KUPI, gross profit as a percentage of net sales decreased to 72%.  The decrease in gross profit percentage was attributable to the lower gross profit margins of KUPI products, additional amortization of intangibles, as well as amortization of inventory step-up and depreciation of property, plant and equipment step-up related to the acquisition of KUPI.

Research and Development Expenses.  Research and development expenses for the first quarter increased 90% to $12.4 million in Fiscal Year 2017 from $6.5 million in Fiscal Year 2016.  The increase is primarily due to the acquisition of KUPI.  Additionally, product development expenses and increased spend related to the C-Topical clinical trial contributed to the increase.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 37% to $21.3 million in the first quarter of Fiscal Year 2017 compared with $15.5 million in Fiscal Year 2016.  The increase is primarily due to the acquisition of KUPI.  Additionally, increased head count also contributed to the increase.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $2.6 million compared to the prior-year period.  The decrease was due to higher costs during the first quarter of Fiscal 2016 associated with the acquisition of Kremers Urban Pharmaceuticals Inc.

Restructuring Expenses.  Restructuring expenses increased $2.1 million compared to the prior year period as a result of implementing the 2016 Restructuring Program on February 1, 2016.

Intangible Asset Impairment Charge.  On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  As a result of the notice, the Company performed an impairment analysis including a review of revised net sales projections for Methylphenidate ER.  This analysis resulted in the Company recording a $65.1 million impairment charge in the first quarter of Fiscal 2017.

Other Income (Loss).  Interest expense for the three months ended September 30, 2016 totaled $23.0 million compared to $60 thousand for the three months ended September 30, 2015.  The increase was due to interest on debt obligations used to finance the acquisition of KUPI, as well as amortization of debt discount and other debt issuance costs.  The weighted average interest rate for the first quarter of Fiscal 2017 was 7.8%.  Investment income totaled $1.0 million in the first quarter of Fiscal 2017 compared with an investment loss of $1.1 million in the first quarter of Fiscal 2016.

Income Tax.  The Company recorded an income tax benefit of $12.9 million in the first quarter of Fiscal Year 2017 as compared to income tax expense of $17.1 million in the first quarter of Fiscal Year 2016.  The effective tax rate for the three months ended September 30, 2016 was 30.5%, compared to 33.9% for the three months ended September 30, 2015.  The effective tax rate for the three months ended September 30, 2016 was lower compared to the three months ended September 30, 2015 primarily due to higher domestic manufacturing deductions and research and experimentation credits relative to expected pre-tax income, partially offset by the effect of changes in the Company’s state tax profile as result of the KUPI acquisition.

Net Income (Loss).  For the three months ended September 30, 2016, the Company reported a net loss attributable to Lannett Company, Inc. of $29.4 million, or $0.80 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $33.2 million, or $0.89 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2016, working capital was $333.5 million as compared to $306.1 million at June 30, 2016, an increase of $27.4 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations, which we expect will be sufficient to service our outstanding debt.

Net cash provided by operating activities of $36.4 million for the three months ended September 30, 2016 reflected net loss of $29.4 million, adjustments for non-cash items of $82.7 million, as well as cash used by changes in operating assets and liabilities of $16.9 million.  In comparison, net cash provided by operating activities of $15.9 million for the three months ended September 30, 2015 reflected net income of $33.2 million, adjustments for non-cash items of $7.4 million, as well as cash used by changes in operating assets and liabilities of $24.7 million.

Significant changes in operating assets and liabilities from June 30, 2016 to September 30, 2016 were comprised of:

•                  A decrease in accounts receivable of $15.2 million mainly due to the timing of collections and a decrease in gross accounts receivable resulting from decreased sales partially offset by decreases in total revenue-related reserves.  The Company’s days sales outstanding (“DSO”) at September 30, 2016, based on gross sales for the three months ended September 30, 2016 and gross accounts receivable at September 30, 2016, was 71 days.  The level of DSO at September 30, 2016 was comparable to the Company’s expectation that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  An increase in inventories totaling $12.8 million primarily due to the timing of customer order fulfillment.

•                  An increase in accounts payable of $9.3 million due to the timing of payments.

•                  An increase in prepaid income taxes of $22.3 million primarily due to estimated tax payments and current period tax benefits associated with pre-tax losses for the three months ended September 30, 2016.

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

Net cash used in investing activities of $6.4 million for the three months ended September 30, 2016, was mainly the result of purchases of investment securities totaling $12.2 million and purchases of property, plant and equipment of $9.9 million, partially offset by proceeds from the sale of investment securities of $15.7 million.  Net cash used in investing activities of $9.0 million for the three months ended September 30, 2015 was mainly the result of purchases of investment securities totaling $14.0 million and purchases of property, plant and equipment of $6.4 million, partially offset by proceeds from the sale of investment securities of $11.4 million.

Net cash used in financing activities of $13.1 million for the three months ended September 30, 2016 was primarily due to debt repayments of $13.3 million and purchases of treasury stock totaling $1.8 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $1.4 million and excess tax benefits on share-based compensation awards of $644 thousand.  Net cash used in financing activities of $532 thousand for the three months ended September 30, 2015 was primarily due to proceeds from the issuance of stock pursuant to stock compensation plans of $865 thousand and excess tax benefits on share-based compensation awards of $608 thousand, partially offset by purchases of treasury stock totaling $908 thousand as well as scheduled payments of debt of $33 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of September 30, 2016 are as follows:

Amended Senior Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and other lenders providing for a senior secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Term Loan A in an aggregate principal amount of $275.0 million, Term Loan B in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  The entire balance of the Revolving Credit Facility loan is outstanding as of September 30, 2016.

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

Cody Mortgage

The Company is the primary beneficiary of a VIE called Realty.  The VIE owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  As of September 30, 2016 and June 30, 2016, the effective rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of September 30, 2016, $839 thousand is outstanding under the mortgage loan, of which $143 thousand is classified as currently due.

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

We may also from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our outstanding debt through open market purchases, privately negotiated purchases, or otherwise.  The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings.

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

Prospects for the Future

Over the last several years, we have grown to be a formidable generic drug company.  We have earned the respect of our customers by our continuous growth in product offerings and our extraordinary service as a reliable supplier.  The Company’s strong regulatory record and the ability to respond to our customers’ needs make our Company a desirable supplier.  In 2016, we once again won the prestigious Diana Award for Best Generic Manufacturer from the Healthcare Distribution Alliance.

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

The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  As of September 30, 2016, we have 12 P-IV certifications pending with the FDA, of which five were filed by Lannett, four by Silarx and three by KUPI.  Two of the P-IV certifications are currently being challenged.  In response to our P-IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our P-IV certification with respect to Thalomid®, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  Refer to Note 13 “Legal and Regulatory Matters” for additional information.

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

We are pleased to announce that the FDA inspected our overseas pharmacokinetic subsidiary Darmantest Laboratory as well as Firmplace, a joint venture stability lab this fall.  Both Darmantest and Firmplace passed inspection.  These operations may affect lower cost benefits for stability and bioequivalency studies in the future.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $166.2 million and $176.1 million at September 30, 2016 and June 30, 2016, respectively.  Rebates payable at September 30, 2016 and June 30, 2016 included $20.1 million and $21.9 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the three months ended September 30, 2016 and 2015:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2016	$86,495	$54,084	$40,593	$16,851	$198,023
Measurement-period adjustments	—	—	5,955	—	5,955
Current period provision	198,500	69,486	6,847	15,454	290,287
Credits issued during the period	(212,649)	(69,028)	(5,531)	(20,773)	(307,981)
Balance at September 30, 2016	$72,346	$54,542	$47,864	$11,532	$186,284

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2015	$35,801	$20,498	$19,209	$1,528	$77,036
Current period provision	88,612	27,778	3,734	6,358	126,482
Credits issued during the period	(89,451)	(22,735)	(3,526)	(6,360)	(122,072)
Balance at September 30, 2015	$34,962	$25,541	$19,417	$1,526	$81,446

For the three months ending September 30, 2016 and 2015, as a percentage of gross sales the provision for chargebacks was 44.4% and 38.0%, the provision for rebates was 15.6% and 11.9%, the provision for returns was 1.5% and 1.6% and the provision for other adjustments was 3.5% and 2.7%, respectively.

The decrease in total reserves from June 30, 2016 to September 30, 2016 was primarily due to a decrease in the chargebacks reserve category.  The decrease in the chargebacks reserve category was primarily due to lower gross sales to wholesalers as well as the timing of credits taken.  The activity in the “Other” category for the three months ended September 30, 2016 and 2015 includes, shelf-stock, shipping and other sales adjustments including prompt payment discounts.  In the first quarter of Fiscal 2017, the Company recorded a $6.0 million adjustment to the Returns reserve acquired in the KUPI acquisition.  See Note 4 “Acquisitions” for more information.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended September 30, 2016 and 2015, the Company recorded provisions for excess and obsolete inventory of $3.3 million and $1.2 million, respectively.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2016 and 2015 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	September 30, 2016	September 30, 2015
Risk-free interest rate	1.1%	1.7%
Expected volatility	55.6%	48.3%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term	5.2 years	5.2 years

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at September 30, 2016, each 1/8% increase in interest rates would yield $1.4 million of incremental annual interest expense.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of September 30, 2016 and June 30, 2016, the effective interest rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of September 30, 2016, $839 thousand is outstanding under the mortgage loan.

The Company invests in equity securities, U.S. government agency securities and corporate bonds, which are exposed to market and interest rate fluctuations.  The market value, interest and dividends earned on these investments may vary based on fluctuations in interest rate and market conditions.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Lannett’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13. “Legal and Regulatory Matters” of the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 includes a detailed description of its risk factors.

ITEM 6.  EXHIBITS

(a)                          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-Q is shown on the Exhibit Index filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: November 4, 2016	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: November 4, 2016	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: November 4, 2016	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Finance and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document