Form 10-Q
period 2016-12-31
LANNETT CO INC
filed 2017-02-03
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of January 31, 2017
Common stock, par value $0.001 per share	37,189,492

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$247,253	$224,769
Investment securities	11,870	14,094
Accounts receivable, net	222,986	211,722
Inventories	130,238	114,904
Deferred tax assets	45,375	40,892
Other current assets	7,886	6,434
Total current assets	665,608	612,815
Property, plant and equipment, net	227,053	216,638
Intangible assets, net	470,065	575,503
Goodwill	339,566	333,611
Deferred tax assets	31,782	11,556
Other assets	18,848	13,895
TOTAL ASSETS	$1,752,922	$1,764,018

LIABILITIES
Current liabilities:
Accounts payable	$43,772	$34,720
Accrued expenses	11,662	9,247
Accrued payroll and payroll-related expenses	8,910	10,572
Rebates payable	36,785	21,894
Royalties payable	3,550	5,127
Restructuring liability	5,347	4,130
Settlement liability	8,000	7,000
Income taxes payable	1,483	743
Acquisition-related contingent consideration	35,000	35,000
Short-term borrowings and current portion of long-term debt	178,239	178,236
Total current liabilities	332,748	306,669
Long-term debt, net	867,221	883,612
Settlement liability	9,167	12,526
Other liabilities	7,136	6,754
TOTAL LIABILITIES	1,216,272	1,209,561
Commitments and Contingencies (Note 13 and 14)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,443,721 and 37,150,165 shares issued; 36,838,519 and 36,604,202 shares outstanding at December 31, 2016 and June 30, 2016, respectively)	37	37
Additional paid-in capital	288,906	283,301
Retained earnings	257,119	278,355
Accumulated other comprehensive loss	(257)	(295)
Treasury stock (605,202 and 545,963 shares at December 31, 2016 and June 30, 2016, respectively)	(9,155)	(7,349)
Total Lannett Company, Inc. stockholders’ equity	536,650	554,049
Noncontrolling interest	—	408
Total stockholders’ equity	536,650	554,457
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,752,922	$1,764,018

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Net sales	$170,944	$127,059	$332,503	$233,492
Cost of sales	75,154	51,800	145,974	80,619
Amortization of intangibles	7,737	3,614	16,624	3,801
Gross profit	88,053	71,645	169,905	149,072
Operating expenses:
Research and development expenses	9,939	9,069	22,310	15,597
Selling, general and administrative expenses	18,069	14,666	39,329	30,202
Acquisition and integration-related expenses	1,027	17,585	2,418	21,527
Restructuring expenses	1,712	—	3,764	—
Intangible asset impairment charges	23,000	—	88,084	—
Total operating expenses	53,747	41,320	155,905	67,326
Operating income	34,306	30,325	14,000	81,746
Other income (loss):
Investment income (loss)	1,021	975	2,048	(135)
Interest expense	(23,333)	(11,772)	(46,327)	(11,832)
Other	(266)	(30)	(263)	(30)
Total other loss	(22,578)	(10,827)	(44,542)	(11,997)
Income (loss) before income tax	11,728	19,498	(30,542)	69,749
Income tax expense (benefit)	3,542	5,958	(9,340)	23,013
Net income (loss)	8,186	13,540	(21,202)	46,736
Less: Net income attributable to noncontrolling interest	14	20	34	35
Net income (loss) attributable to Lannett Company, Inc.	$8,172	$13,520	$(21,236)	$46,701

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.22	$0.37	$(0.58)	$1.28
Diluted	$0.22	$0.36	$(0.58)	$1.25

Weighted average common shares outstanding:
Basic	36,810,388	36,388,542	36,754,828	36,349,597
Diluted	37,676,370	37,388,450	36,754,828	37,401,878

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Net income (loss)	$8,186	$13,540	$(21,202)	$46,736
Other comprehensive income, before tax:
Foreign currency translation gain	41	42	38	26
Total other comprehensive income, before tax	41	42	38	26
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income, net of tax	41	42	38	26
Comprehensive income (loss)	8,227	13,582	(21,164)	46,762
Less: Total comprehensive income attributable to noncontrolling interest	14	20	34	35
Comprehensive income (loss) attributable to Lannett Company Inc.	$8,213	$13,562	$(21,198)	$46,727

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, June 30, 2016	37,150	$37	$283,301	$278,355	$(295)	$(7,349)	$554,049	$408	$554,457

Shares issued in connection with share-based compensation plans	294	—	1,785	—	—	—	1,785	—	1,785
Share-based compensation	—	—	4,173	—	—	—	4,173	—	4,173
Excess tax benefits on share-based compensation awards	—	—	705	—	—	—	705	—	705
Purchase of noncontrolling interest	—	—	(1,058)	—	—	—	(1,058)	(442)	(1,500)
Purchase of treasury stock	—	—	—	—	—	(1,806)	(1,806)	—	(1,806)
Other comprehensive income, net of income tax	—	—	—	—	38	—	38	—	38
Net income (loss)	—	—	—	(21,236)	—	—	(21,236)	34	(21,202)

Balance, December 31, 2016	37,444	$37	$288,906	$257,119	$(257)	$(9,155)	$536,650	$—	$536,650

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(21,202)	$46,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,963	8,119
Deferred income tax expense (benefit)	(24,709)	1,743
Share-based compensation	4,173	6,398
Excess tax benefits on share-based compensation awards	(705)	(1,034)
Intangible assets impairment charges	88,084	—
Loss on sale of assets	267	26
Loss (gain) on investment securities	(1,697)	334
Amortization of debt discount and other debt issuance costs	10,509	2,662
Other noncash expenses	1,056	—
Changes in assets and liabilities which provided (used) cash, net of acquisition:
Accounts receivable, net	(17,219)	5,306
Inventories	(15,334)	5,996
Prepaid income taxes/Income taxes payable	1,827	(13,652)
Other assets	(7,099)	(2,459)
Rebates payable	14,891	5,184
Royalties payable	(1,577)	2,684
Restructuring liability	1,217	—
Settlement liability	(3,000)	—
Accounts payable	9,052	(4,937)
Accrued expenses	2,415	5,636
Accrued payroll and payroll-related expenses	(1,662)	(7,117)
Net cash provided by operating activities	67,250	61,625
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21,324)	(10,629)
Proceeds from sale of property, plant and equipment	33	10
Acquisition, net of cash acquired	—	(929,581)
Proceeds from sale of investment securities	31,019	21,374
Purchase of investment securities	(27,098)	(22,227)
Net cash used in investing activities	(17,370)	(941,053)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	910,610
Repayments of long-term debt	(26,618)	(22,817)
Purchase of noncontrolling interest	(1,500)	—
Proceeds from issuance of stock	1,785	2,689
Payment of debt issuance costs	—	(32,716)
Excess tax benefits on share-based compensation awards	705	1,034
Purchase of treasury stock	(1,806)	(908)
Net cash provided by (used in) financing activities	(27,434)	857,892
Effect on cash and cash equivalents of changes in foreign exchange rates	38	26
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,484	(21,510)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,769	200,340
CASH AND CASH EQUIVALENTS, END OF PERIOD	$247,253	$178,830
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$34,986	$5,569
Income taxes paid	$13,553	$34,950

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  The Consolidated Financial Statements for the fiscal year ended June 30, 2016 were derived from audited financial statements.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with U.S. GAAP.

Principles of consolidation

The Consolidated Financial Statements include the accounts of Lannett Company, Inc. and its wholly owned subsidiaries, as well as Cody LCI Realty, LLC (“Realty”), a variable interest entity (“VIE”) in which the Company had a 50% ownership interest until November 30, 2016, when the Company acquired the remaining 50% interest.  Noncontrolling interest in Realty was recorded net of tax as net income attributable to the noncontrolling interest.  Additionally, all intercompany accounts and transactions have been eliminated.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended December 31, 2016 and 2015 was $5.5 million and $2.4 million, respectively.  Depreciation expense for each of the six months ended December 31, 2016 and 2015 was $10.6 million and $4.2 million, respectively.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2016 and 2015:

(In thousands)	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2016	2015	2016	2015
Antibiotic	$4,792	$2,828	$8,572	$5,556
Anti Psychosis	15,365	730	32,685	3,472
Cardiovascular	11,975	13,082	24,669	21,385
Central Nervous System	10,555	6,077	20,904	6,077
Gallstone	13,425	18,719	26,308	38,691
Gastrointestinal	18,977	8,617	37,029	8,693
Glaucoma	5,311	6,543	11,095	13,365
Migraine	7,863	5,705	15,023	11,247
Muscle Relaxant	3,004	1,393	6,536	3,054
Obesity	960	851	1,795	1,830
Pain Management	7,439	8,074	14,047	16,207
Respiratory	2,957	1,396	5,170	1,396
Thyroid Deficiency	45,431	37,432	85,269	78,534
Urinary	4,693	3,378	9,794	3,593
Other	10,173	9,963	20,519	18,121
Contract manufacturing revenue	8,024	2,271	13,088	2,271
Total	$170,944	$127,059	$332,503	$233,492

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2016 and 2015, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015

Product 1	27%	29%	26%	34%
Product 2	8%	15%	8%	17%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2016 and 2015, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015

Customer A	28%	27%	28%	27%
Customer B	20%	18%	20%	15%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 39% and 59% of the Company’s inventory purchases during the three months ended December 31, 2016 and 2015, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 38% and 62% of the Company’s inventory purchases during the six months ended December 31, 2016 and 2015, respectively.  See Note 22 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $179.3 million and $176.1 million at December 31, 2016 and June 30, 2016, respectively.  Rebates payable at December 31, 2016 and June 30, 2016 were $36.8 million and $21.9 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

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

Contingencies

Loss contingencies, including litigation-related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees related to litigation-related matters are expensed as incurred and are included in the Consolidated Statements of Operations under the Selling, general and administrative line item.

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

Income Taxes

The Company uses the liability method to account for income taxes as prescribed by Accounting Standards Codification (“ASC”) 740, Income Taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.  Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Under ASC 740, Income Taxes, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The authoritative accounting standards also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  The Company is continuing to assess the impact this guidance will have on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively.  Early adoption is permitted.  The Company does not believe this guidance will have a material impact on the consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes — Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  The guidance may be applied either prospectively or retrospectively.  ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016.  Early adoption is permitted.  The Company does not believe this guidance will have a material impact on the consolidated financial statements.

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

Pursuant to the terms of the Stock Purchase Agreement, Lannett purchased 100% of the outstanding equity interests of KUPI for total consideration of approximately $1.2 billion.

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

The Company also agreed to contingent payments related to Methylphenidate Hydrochloride Extended Release tablets (“Methylphenidate ER”) provided the FDA reinstates the AB-rating for such product and certain sales thresholds are met.  On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  See Note 11 “Goodwill and Intangible Assets” for more information.

The Company used the acquisition method of accounting to account for this transaction.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values.

The purchase price has been allocated to the assets acquired and liabilities assumed for the KUPI business as follows:

(In thousands)	Purchase Price Allocation
Cash and cash equivalents	$16,877
Accounts receivable, net of revenue-related reserves	129,408
Inventories	84,009
Other current assets	11,238
Property, plant and equipment	111,849
Product rights	427,000
Trade name	2,920
Other intangible assets	19,000
In-process research and development	125,000
Goodwill	339,425
Deferred tax assets	4,186
Other assets	10,218
Total assets acquired	1,281,130
Accounts payable	(19,249)
Accrued expenses	(6,079)
Accrued payroll and payroll-related expenses	(21,040)
Rebates payable	(9,816)
Royalties payable	(3,602)
Other liabilities	(5,369)
Total net assets acquired	$1,215,975

In the first quarter of Fiscal 2017, the Company recorded a $6.0 million measurement period adjustment to the Returns reserve.

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

Unaudited Pro Forma financial results

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of KUPI had occurred on July 1, 2014 for the three and six months ended December 31, 2015.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2014, nor are they indicative of any future results.

	For the Three Months Ended December 31,	For the Six Months Ended December 31,
(In thousands, except per share data)	2015	2015
Revenues	$173,189	$357,155
Net income attributable to Lannett Company, Inc.	28,810	55,129
Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.79	$1.52
Diluted	$0.77	$1.47

The supplemental pro forma earnings for the three months ended December 31, 2015 were adjusted to exclude $23.3 million of acquisition-related costs, of which $17.6 million was incurred by Lannett and $5.7 million was incurred by KUPI, and to include $5.8 million of expense related to the amortization of fair value step-up adjustments to acquisition-date inventory.

The supplemental pro forma earnings for the six months ended December 31, 2015 were adjusted to exclude $28.9 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $7.4 million was incurred by KUPI, and to include $5.8 million of expense related to the amortization of fair value adjustments to acquisition-date inventory.

Note 5.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations. The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $12.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the three and six months ended December 31, 2016 were as follows:

(In thousands)	Three Months Ended December 31, 2016	Six Months Ended December 31, 2016
Employee separation costs	$1,004	$2,161
Facility closure costs	708	1,603
Total	$1,712	$3,764

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2016 through December 31, 2016 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2016	$3,833	$297	$—	$4,130
Restructuring Charges	2,161	—	1,603	3,764
Payments	(808)	(136)	(1,603)	(2,547)
Balance at December 31, 2016	$5,186	$161	$—	$5,347

Note 6.  Accounts Receivable

Accounts receivable consisted of the following components at December 31, 2016 and June 30, 2016:

(In thousands)	December 31, 2016	June 30, 2016
Gross accounts receivable	$402,901	$388,460
Less Chargebacks reserve	(82,285)	(86,495)
Less Rebates reserve	(39,062)	(32,189)
Less Returns reserve	(44,608)	(40,593)
Less Other deductions	(13,329)	(16,851)
Less Allowance for doubtful accounts	(631)	(610)
Accounts receivable, net	$222,986	$211,722

For the three months ended December 31, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $217.7 million, $73.5 million, $7.9 million, and $13.9 million, respectively.  For the three months ended December 31, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $151.0 million, $42.4 million, $7.1 million, and $8.9 million, respectively.

For the six months ended December 31, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $416.2 million, $143.0 million, $14.7 million, and $29.3 million, respectively.  For the six months ended December 31, 2015, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $239.6 million, $70.2 million, $10.8 million, and $15.3 million, respectively.

Note 7.  Inventories

Inventories at December 31, 2016 and June 30, 2016 consisted of the following:

(In thousands)	December 31, 2016	June 30, 2016
Raw materials	$52,270	$47,881
Work-in-process	18,600	20,207
Finished goods	59,368	46,816
Total	$130,238	$114,904

The reserve for excess and obsolete inventory was $6.1 million and $6.9 million at December 31, 2016 and June 30, 2016, respectively.

Note 8.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2016 and June 30, 2016 consisted of the following:

(In thousands)	Useful Lives	December 31, 2016	June 30, 2016
Land	—	$6,191	$6,191
Building and improvements	10 - 39 years	105,637	103,496
Machinery and equipment	5 - 10 years	134,239	120,272
Furniture and fixtures	5 - 7 years	2,673	2,904
Less accumulated depreciation		(64,049)	(53,598)
		184,691	179,265
Construction in progress		42,362	37,373
Property, plant and equipment, net		$227,053	$216,638

During the three and six months ended December 31, 2016 and 2015, the Company had no impairment charges related to property, plant and equipment.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $924 thousand and $1.0 million at December 31, 2016 and June 30, 2016, respectively.

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

The Company’s recurring and nonrecurring assets and liabilities measured at fair value at December 31, 2016 and June 30, 2016, were as follows:

	December 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$11,870	$—	$—	$11,870
Intangible Assets - KUPI IPR&D (a)	—	—	18,000	18,000
Total Assets	$11,870	$—	$18,000	$29,870

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

	June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$14,094	$—	$—	$14,094
Total Assets	$14,094	$—	$—	$14,094

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

(a) Intangible assets related to KUPI’s IPR&D with a carrying amount of $41.0 million were written down to a fair value of $18.0 million due to an impairment charge of $23.0 million recorded in the second quarter of Fiscal 2017.

Note 10.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $888 thousand during the three months ended December 31, 2016, which primarily consisted of realized gains.  The Company had a net gain on investment securities of $862 thousand during the three months ended December 31, 2015, which included an unrealized gain related to securities still held at December 31, 2015 of $838 thousand.

The Company had a net gain on investment securities of $1.7 million during the six months ended December 31, 2016, which included an unrealized gain related to securities still held at December 31, 2016 of $557 thousand.  The Company had a net loss on investment securities of $334 thousand during the six months ended December 31, 2015, which included an unrealized loss related to securities still held at December 31, 2015 of $405 thousand.

Note 11.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2016 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2016	$333,611
Measurement-period adjustments	5,955
Balance at December 31, 2016	$339,566

In the first quarter of Fiscal 2017, the Company recorded a $6.0 million measurement-period adjustment to the Returns reserve.

Intangible assets, net as of December 31, 2016 and June 30, 2016, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016

Definite-lived:
Cody Labs import license	15	$582	$582	$(328)	$(309)	$254	$273
KUPI product rights	15	434,000	427,000	(28,819)	(17,119)	405,181	409,881
KUPI trade name	2	2,920	2,920	(1,608)	(878)	1,312	2,042
KUPI other intangible assets	15	19,000	19,000	(1,395)	(762)	17,605	18,238
Silarx product rights	15	10,000	10,000	(1,056)	(722)	8,944	9,278
Other product rights	14	653	653	(333)	(311)	320	342
Total definite-lived		$467,155	$460,155	$(33,539)	$(20,101)	$433,616	$440,054

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$117,000	$—	$—	$18,000	$117,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	135,449	—	—	36,449	135,449
Total intangible assets, net		$503,604	$595,604	$(33,539)	$(20,101)	$470,065	$575,503

For the three months ended December 31, 2016 and 2015, the Company recorded amortization expense of $8.1 million and $3.8 million, respectively.  For the six months ended December 31, 2016 and 2015, the Company recorded amortization expense of $17.4 million and $3.9 million, respectively.

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

In the second quarter of Fiscal 2017, the Company abandoned a project within KUPI’s in-process research and development portfolio.  The value assigned to the project was $23.0 million.  Accordingly, the Company recorded a $23.0 million impairment charge in the second quarter.

Future annual amortization expense consisted of the following as of December 31, 2016:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2017	$16,204
2018	31,530
2019	30,946
2020	30,938
2021	30,938
Thereafter	293,060
$433,616

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

The Senior Secured Credit Facility consisted of a Term Loan A facility in an aggregate principal amount of $275.0 million, a Term Loan B facility in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  The entire balance of the Revolving Credit Facility loan is outstanding as of December 31, 2016.

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

Long-term debt consisted of the following:

	December 31,	June 30,
(In thousands)	2016	2016
Term Loan A due 2020	$261,250	$268,125
Unamortized discount and other debt issuance costs	(19,109)	(22,104)
Term Loan A, net	242,141	246,021
Term Loan B due 2022	747,554	767,226
Unamortized discount and other debt issuance costs	(70,039)	(77,273)
Term Loan B, net	677,515	689,953
Revolving Credit Facility due 2020	125,000	125,000
Other	804	874
Total debt, net	1,045,460	1,061,848
Less short-term borrowings and current portion of long-term debt	(178,239)	(178,236)
Total long-term debt, net	$867,221	$883,612

Debt amounts due, for the twelve month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2017	$178,239
2018	66,996
2019	67,003
2020	232,010
2021	39,518
Thereafter	550,842
Total	$1,134,608

Note 13.  Legal, Regulatory Matters and Contingencies

Richard Asherman

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs was in violation of certain zoning laws and that Cody Labs was required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claimed Cody Labs was in breach of his employment agreement and was required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  Mr. Asherman also asserted that the Company was in breach of the Realty Operating Agreement and, among other requested remedies, he sought to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled.  Although Mr. Asherman originally sought to require that Lannett acquire his interest in Realty for an unspecified price and/or to dissolve Realty, those claims have been dismissed.  In October 2016, the Company and Mr. Asherman reached a tentative agreement in principle to resolve their disputes.  On November 30, 2016, the parties agreed to a settlement payment in full and final satisfaction of the claims filed by Asherman without an admission of liability by either party.  As part of this settlement, the Company purchased the remaining noncontrolling interest in Realty, free and clear of all liens, claims and encumbrances.

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

Texas Medicaid Investigation

In August 2015, KUPI received a letter from the Texas Office of the Attorney General alleging that they had inaccurately reported certain price information in violation of the Texas Medicaid Fraud Prevention Act. UCB, KUPI’s previous parent company is handling the defense and is evaluating the allegations and cooperating with the Texas Attorney General’s Office.  Per the terms of the Stock Purchase Agreement between the Company and UCB (“Stock Purchase Agreement”) dated September 2, 2015, the Company is fully indemnified for any pre-acquisition amounts.  In conjunction with information received from UCB’s legal counsel, the Company is currently unable to estimate the timing or the outcome of this matter.

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of December 31, 2016, the Company’s best estimate of the total liability for potential overcharges is approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

AWP Litigation

The Company and some of our competitors have been named as defendants in lawsuits filed in 2016 alleging that the Company and a number of other generic pharmaceutical manufacturers caused the Average Wholesale Prices (AWPs) of our and their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs.  The Company stopped using AWP as a basis for establishing prices in or around 2002 and the bulk of prescription drugs manufactured by the Company was sold under private label. The Company disputes these allegations and does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

Private Antitrust and Consumer Protection Litigation

The Company and certain competitors have been named as defendants in 22 lawsuits filed in 2016 alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin and doxycycline.  These cases have been consolidated in the United States District Court for the Eastern District of Pennsylvania.  In January 2017, the Court granted the United States leave to intervene in the consolidated case.

In December 2016, four purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and other manufacturers and distributors of generic levothyroxine on behalf of direct and indirect purchasers.  The cases generally allege that the Company and other manufacturers and distributors conspired to fix prices for generic levothyroxine products in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes.  In December 2016 and January 2017, three additional purported class action lawsuits in the United States District Court for the Eastern District of Pennsylvania against the Company and other manufacturers and distributors of generic levothyroxine on behalf of direct purchasers, asserting substantially similar claims for violation of the federal Sherman Act and claims for damages as the suits filed in the Southern District of New York.

On January 30, 2017, the Company and two other sellers of generic ursodiol were named as defendants in a purported class action lawsuit filed in the District of New Jersey on behalf of indirect purchasers of ursodiol.  The case generally alleges that the Company and the other defendants conspired to fix prices for generic ursodiol products in violation of the federal Sherman Act, various state antitrust laws and various state consumer protection statutes.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.  The Company does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

Shareholder Litigation

In November 2016, a suit was filed against the Company and two of its officers claiming that the Company in its securities filings made false and misleading statements in connection with its drug pricing methodologies and internal controls with respect to drug pricing methodologies causing damage to the plaintiff.  The complaint has not yet been served, but based upon the allegations as pleaded, the Company will be filing a motion to dismiss.  The Company cannot reasonably predict the outcome of the suit at this time.

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

A trial was conducted in September 2016.  Post-trial briefing has been completed and the court is expected to issue its decision in the next few months.

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

A mediation before a magistrate judge was held on January 6, 2017 but a settlement was not reached.  Discovery on the merits is underway.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2017 and the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2017	$796
2018	1,142
2019	1,080
2020	1,080
2021	1,080
Thereafter	6,318
Total	$11,496

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2016 and 2015:

(In thousands)	December 31, 2016	December 31, 2015
Foreign Currency Translation
Beginning Balance, June 30	$(295)	$(295)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	38	26
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	38	26
Ending Balance, December 31	(257)	(269)
Total Accumulated Other Comprehensive Loss	$(257)	$(269)

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

	Three Months Ended December 31,
(In thousands, except share and per share data)	2016	2015

Net income attributable to Lannett Company, Inc.	$8,172	$13,520

Basic weighted average common shares outstanding	36,810,388	36,388,542
Effect of potentially dilutive stock options, warrants and restricted stock awards	865,982	999,908
Diluted weighted average common shares outstanding	37,676,370	37,388,450

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.22	$0.37
Diluted	$0.22	$0.36

	Six Months Ended December 31,
(In thousands, except share and per share data)	2016	2015

Net income (loss) attributable to Lannett Company, Inc.	$(21,236)	$46,701

Basic weighted average common shares outstanding	36,754,828	36,349,597
Effect of potentially dilutive stock options, warrants and restricted stock awards	—	1,052,281
Diluted weighted average common shares outstanding	36,754,828	37,401,878

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.58)	$1.28
Diluted	$(0.58)	$1.25

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2016 and 2015 were 3.0 million and 2.6 million, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2016 and 2015 were 4.4 million and 2.6 million, respectively.

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

Note 18.  Share-based Compensation

At December 31, 2016, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 2.1 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of December 31, 2016, there was $9.8 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2016 and 2015, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	Six Months Ended
	December 31, 2016	December 31, 2015
Risk-free interest rate	1.1%	1.7%
Expected volatility	55.6%	48.3%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.2 years	5.2 years
Weighted average fair value	$15.33	$26.24

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

A stock option roll-forward as of December 31, 2016 and changes during the six months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at June 30, 2016	1,730	$16.77	$19,524	6.3
Granted	11	$31.30
Exercised	(190)	$6.54	$4,325
Forfeited, expired or repurchased	(19)	$31.40
Outstanding at December 31, 2016	1,532	$17.96	$14,370	6.2

Vested and expected to vest at December 31, 2016	1,525	$17.85	$14,370	6.2
Exercisable at December 31, 2016	1,379	$15.64	$14,370	6.0

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2016 and 2015.

A summary of restricted stock awards as of December 31, 2016 and changes during the six months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2016	167	$48.22
Granted	275	$25.03
Vested	(76)	$43.80	$2,326
Forfeited	(18)	$37.13
Non-vested at December 31, 2016	348	$31.38

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the six months ended December 31, 2016 and 2015, 27 thousand shares and 11 thousand shares were issued under the ESPP, respectively.  As of December 31, 2016, 512 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2016	2015	2016	2015
Selling, general and administrative expenses	$1,251	$1,494	$3,223	$5,380
Research and development expenses	152	201	325	389
Cost of sales	314	329	625	629
Total	$1,717	$2,024	$4,173	$6,398

Tax benefit at statutory rate	$627	$729	$1,523	$2,303

Note 19.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2016 and 2015 were $492 thousand and $188 thousand, respectively.  Contributions to the Plan during the six months ended December 31, 2016 and 2015 were $1.1 million and $437 thousand, respectively.

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

The federal, state and local income tax expense for the three months ended December 31, 2016 and 2015 was $3.5 million and $6.0 million, respectively.  The effective tax rates for the three months ended December 31, 2016 and 2015 were 30.2% and 30.6%, respectively.  The federal, state and local income tax benefit for the six months ended December 31, 2016 was $9.3 million compared to income tax expense of $23.0 million for the six months ended December 31, 2015.  The effective tax rates were 30.6% and 33.0%, respectively.  The effective tax rate for the six months ended December 31, 2016 was lower compared to the six months ended December 31, 2015 primarily due to higher domestic manufacturing deductions and research and experimentation credits relative to expected annual pre-tax income, partially offset by the effect of changes in the Company’s state tax profile as result of the KUPI acquisition.

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

As of December 31, 2016 and June 30, 2016, the Company reported total unrecognized tax benefits of $6.6 million and $6.2 million, respectively, in other liabilities.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2016 in the statement of operations and no cumulative interest and penalties have been recorded in the Company’s statement of financial position as of December 31, 2016 and June 30, 2016.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2012 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 21.  Related Party Transactions

The Company had sales of $1.1 million and $529 thousand during the three months ended December 31, 2016 and 2015, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the six months ended December 31, 2016 and 2015 were $2.0 million and $866 thousand, respectively.  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $754 thousand and $682 thousand at December 31, 2016 and June 30, 2016, respectively.

Note 22.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 39% and 59% of the Company’s inventory purchases in the three months ended December 31, 2016 and 2015, respectively. Purchases of finished goods inventory from JSP accounted for 38% and 62% of the Company’s inventory purchases in the six months ended December 31, 2016 and 2015, respectively.

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

Note 23.  Subsequent Events

On January 23, 2017, the Company voluntarily made a $75.0 million payment against its outstanding revolving credit facility balance.  As of January 31, 2017, the balance outstanding was $50.0 million.

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

2016 Restructuring Plan

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $12.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closures costs and other actions.

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

Financial Summary

For the second quarter of Fiscal Year 2017, net sales increased to $170.9 million compared to $127.1 million in the same prior-year period.  Gross profit increased to $88.1 million compared to $71.6 million in the prior-year period and gross profit percentage decreased to 52% compared to 56% in the prior-year period.  R&D expenses increased 10% to $9.9 million compared to $9.1 million in the second quarter of Fiscal Year 2016 while SG&A expenses increased 23% to $18.1 million from $14.7 million.  Acquisition and integration-related expenses decreased to $1.0 million from $17.6 million in the prior-year period.  Restructuring expenses increased to $1.7 million as a result of implementing the 2016 Restructuring Program.  Operating income for the second quarter of Fiscal Year 2017, which included a $23.0 million intangible asset impairment charge, was $34.3 million compared to $30.3 million in the second quarter of Fiscal Year 2016.  Net income attributable to Lannett Company, Inc. for the second quarter of Fiscal Year 2017 was $8.2 million, or $0.22 per diluted share compared to $13.5 million or $0.36 per diluted share in the second quarter of Fiscal Year 2016.

For the first six months of Fiscal 2017, net sales increased to $332.5 million compared to $233.5 million in the same prior-year period.  Gross profit increased $20.8 million to $169.9 million, compared to $149.1 million in the prior-year period.  Gross profit percentage decreased to 51% compared to 64% in the prior-year period.  R&D expenses increased 43% to $22.3 million compared to $15.6 million in the first six months of Fiscal 2016 while SG&A expenses increased 30% to $39.3 million from $30.2 million.  Acquisition and integration-related expenses decreased to $2.4 million from $21.5 million in the prior-year period.  Restructuring expenses increased to $3.8 million as a result of implementing the 2016 Restructuring Program.  Operating income for the first six months of Fiscal 2017, which included an $88.1 million intangible assets impairment charge, was $14.0 million compared to $81.7 million in the prior-year period.  Net loss attributable to Lannett Company, Inc. for the first six months of Fiscal 2017 was $21.2 million, or $0.58 per diluted share compared to net income attributable to Lannett Company, Inc. of $46.7 million or $1.25 per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended December 31, 2016 compared with the three months ended December 31, 2015

Net sales increased 35% to $170.9 million for the three months ended December 31, 2016.  The following table identifies the Company’s net product sales by medical indication for the three months ended December 31, 2016 and 2015:

(In thousands)	Three Months Ended December 31,
Medical Indication	2016	2015
Antibiotic	$4,792	$2,828
Anti Psychosis	15,365	730
Cardiovascular	11,975	13,082
Central Nervous System	10,555	6,077
Gallstone	13,425	18,719
Gastrointestinal	18,977	8,617
Glaucoma	5,311	6,543
Migraine	7,863	5,705
Muscle Relaxant	3,004	1,393
Obesity	960	851
Pain Management	7,439	8,074
Respiratory	2,957	1,396
Thyroid Deficiency	45,431	37,432
Urinary	4,693	3,378
Other	10,173	9,963
Contract manufacturing revenue	8,024	2,271
Total	$170,944	$127,059

The increase in net sales was primarily driven by additional sales of KUPI products of $38.1 million due to the timing of the acquisition as well as increased volumes of $5.0 million and increased product prices of $842 thousand.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in, many instances, beginning to reverse.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

Beginning in January 2017, a provision in the Bipartisan Budget Act of 2015 will require drug manufacturers to pay additional rebates to State Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  Based on our forecasted product sales mix, we expect the new provision to lower our future Medicaid-related net sales.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	64%	6%	—%
Anti Psychosis	54%	1950%	—%
Cardiovascular	(22)%	(32)%	45%
Central Nervous System	(26)%	(23)%	122%
Gallstone	(21)%	(8)%	—%
Gastrointestinal	(8)%	(32)%	160%
Glaucoma	(5)%	(13)%	—%
Migraine	52%	(14)%	—%
Muscle Relaxant	349%	(233)%	—%
Obesity	76%	(63)%	—%
Pain Management	(4)%	(4)%	—%
Respiratory	59%	(76)%	129%
Thyroid Deficiency	15%	6%	—%
Urinary	(30)%	(42)%	111%

Anti Psychosis.  Net sales of drugs used for the treatment of anti psychosis increased by $14.6 million.  The increase in net sales was primarily attributable to product price increases on key products, and to a lesser extent, increased volumes.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment decreased by $1.1 million.  The decrease was primarily the result of decreased volumes due to competition in the market for products used to treat congestive heart failure and price decreases on several key products.  The decreases were partially offset by additional sales of KUPI products due to the timing of the acquisition.

Central Nervous System.  Net sales of central nervous system products increased by $4.5 million.  The increase was primarily attributable to additional sales of Methylphenidate Hydrochloride Extended Release tablets in the three months ended December 31, 2016 as compared to the same prior-year period due to the timing of the KUPI acquisition.  The increase was partially offset by decreased volumes and product price decreases.  Sales of Methylphenidate Hydrochloride Extended Release tablets could continue to be affected by the changing regulatory environment as discussed below.

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

On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  The FDA’s notice includes an opportunity for the Company to request a hearing on this matter.  The Company initially had until November 17, 2016 to request the hearing and until December 19, 2016 to submit all data, information and analyses upon which the request for a hearing relies.  As a result of the notice, the Company performed an impairment analysis including a review of revised net sales projections for Methylphenidate ER.  This analysis resulted in the Company recording a $65.1 million impairment charge in the first quarter of Fiscal 2017.

On November 30, 2016, the Company announced that the FDA granted a 90-day extension to submit documentation related to the hearing request.  The new deadline for submitting the supporting documentation is March 20, 2017.

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

Gallstone.  Net sales of drugs used for gallstones decreased by $5.3 million.  The decrease in net sales was primarily attributable to decreased volumes as well as a decrease in the average selling price of key products.

Gastrointestinal.  Net sales of gastrointestinal products increased by $10.4 million.  The increase in net sales was primarily attributable to additional sales of KUPI products in the three months ended December 31, 2016 as compared to the same prior-year period due to the timing of the KUPI acquisition.  The increase was partially offset by product price decreases on certain key products and decreased volumes.

Glaucoma.  Net sales of drugs used for the treatment of glaucoma decreased by $1.2 million.  The decrease in net sales was primarily attributable to a decrease in the average selling price of key products as well as decreased volumes.

Pain Management.  Net sales of pain management products decreased $635 thousand.  The decrease in net sales was mainly attributable to decreases on the average selling price of key products and, to a lesser extent, decreased volumes.

Respiratory.  Net sales of respiratory products increased by $1.6 million.  The increase in net sales was primarily attributable to additional sales of KUPI products in the three months ended December 31, 2016 as compared to the same prior-year period due to the timing of the KUPI acquisition.  Excluding the impact of the additional sales of KUPI products in the current period, net sales of respiratory products decreased slightly as a result of product price decreases, partially offset by increased volumes.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $8.0 million, primarily as a result of increased volumes and, to a lesser extent, increases in the average selling price of Levothyroxine.

Urinary.  Net sales of urinary products increased by $1.3 million.  The increase in net sales was primarily attributable to additional sales of KUPI products in the three months ended December 31, 2016 as compared to the same prior-year period due to the timing of the KUPI acquisition.  The increase was partially offset by product price decreases and decreased volumes due to increased competition.

Contract manufacturing revenue.  Contract manufacturing revenue for the second quarter of Fiscal 2017 increased by $5.8 million, which was primarily attributable to the timing of the KUPI acquisition.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended December 31:

(In thousands) Customer Distribution Channel	December 31, 2016	December 31, 2015
Wholesaler/Distributor	$129,585	$92,704
Retail Chain	19,457	21,604
Mail-Order Pharmacy	13,878	10,480
Contract manufacturing revenue	8,024	2,271
Total	$170,944	$127,059

Net sales to wholesaler/distributor and mail-order pharmacies increased primarily as a result of additional net sales of KUPI products due to the timing of the KUPI acquisition.  Net sales to retail chains decreased as a result of strategic partnerships within the industry, in which retailers submit orders through the wholesalers.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles, for the second quarter of Fiscal 2017 increased $27.5 million to $82.9 million.  The increase was primarily attributable to additional cost of sales from KUPI due to the timing of the acquisition.  Product royalties expense included in cost of sales totaled $5.1 million for the second quarter of Fiscal Year 2017 and $3.1 million for the second quarter of Fiscal Year 2016.  Amortization expense included in cost of sales totaled $7.7 million for the second quarter of Fiscal Year 2017 and $3.6 million for the second quarter of Fiscal Year 2016.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI.

Gross Profit.  Gross profit for the second quarter of Fiscal 2017 increased 23% to $88.1 million or 52% of net sales.  In comparison, gross profit for the second quarter of Fiscal 2016 was $71.6 million or 56% of net sales.  The decrease in gross profit percentage was attributable to the dilutive impact of KUPI products, additional amortization of intangibles, as well as depreciation of property, plant and equipment related to the acquisition of KUPI.

Research and Development Expenses.  Research and development expenses for the second quarter increased 10% to $9.9 million in Fiscal 2017 from $9.1 million in Fiscal 2016.  The increase was primarily due to the timing of the KUPI acquisition, which resulted in additional research and development expenses.  The increase was partially offset by lower product development expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 23% to $18.1 million in the second quarter of Fiscal 2017 compared with $14.7 million in Fiscal 2016.  The increase was primarily due to the timing of the KUPI acquisition, which resulted in additional selling, general and administrative expenses.  Additional legal expenses also contributed to the increase.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $16.6 million compared to the prior-year period. The decrease was due to higher costs during the second quarter of Fiscal 2016 associated with the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses increased $1.7 million compared to the prior-year period as a result of implementing the 2016 Restructuring Program on February 1, 2016.

Intangible Asset Impairment Charge.  In the second quarter of Fiscal 2017, the Company abandoned a project within KUPI’s in-process research and development portfolio.  The value assigned to the project was $23.0 million.  Accordingly, the Company recorded a $23.0 million impairment charge in the second quarter.

Other Income (Loss).  Interest expense for the three months ended December 31, 2016 totaled $23.3 million compared to $11.8 million for the three months ended December 31, 2015.  Interest expense for the quarter ended December 31, 2015 included approximately one month of interest on the debt obligation used to finance the KUPI acquisition as compared to the three months ended December 31, 2016, which included a full quarter of interest expense.  The weighted average interest rate for the second quarter of Fiscal 2017 was 8.0%.  Investment income totaled $1.0 million in the second quarter of Fiscal 2017 compared with $975 thousand in the second quarter of Fiscal 2016.

Income Tax.  The Company recorded income tax expense in the second quarter of Fiscal 2017 of $3.5 million compared to $6.0 million in the second quarter of Fiscal 2016.  The effective tax rate for the three months ended December 31, 2016 was 30.2%, compared to 30.6% for the three months ended December 31, 2015.

Net Income.  For the three months ended December 31, 2016, the Company reported net income attributable to Lannett Company, Inc. of $8.2 million, or $0.22 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $13.5 million, or $0.36 per diluted share.

Results of Operations - Six months ended December 31, 2016 compared with the six months ended December 31, 2015

Net sales increased 42% to $332.5 million for the six months ended December 31, 2016.  The following table identifies the Company’s net product sales by medical indication for the six months ended December 31, 2016 and 2015:

(In thousands)	Six Months Ended December 31,
Medical Indication	2016	2015
Antibiotic	$8,572	$5,556
Anti Psychosis	32,685	3,472
Cardiovascular	24,669	21,385
Central Nervous System	20,904	6,077
Gallstone	26,308	38,691
Gastrointestinal	37,029	8,693
Glaucoma	11,095	13,365
Migraine	15,023	11,247
Muscle Relaxant	6,536	3,054
Obesity	1,795	1,830
Pain Management	14,047	16,207
Respiratory	5,170	1,396
Thyroid Deficiency	85,269	78,534
Urinary	9,794	3,593
Other	20,519	18,121
Contract manufacturing revenue	13,088	2,271
Total	$332,503	$233,492

The increase in net sales was primarily driven by additional sales of KUPI products of $87.9 million due to the timing of the acquisition as well as increased volumes of $7.6 million and increased product prices of $3.5 million.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in, many instances, beginning to reverse.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

Beginning in January 2017, a provision in the Bipartisan Budget Act of 2015 will require drug manufacturers to pay additional rebates to State Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  Based on our forecasted product sales mix, we expect the new provision to lower our future Medicaid-related net sales.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	53%	2%	—%
Anti Psychosis	9%	832%	—%
Cardiovascular	(20)%	(29)%	64%
Central Nervous System	(26)%	(23)%	292%
Gallstone	(21)%	(11)%	—%
Gastrointestinal	(3)%	(35)%	365%
Glaucoma	(5)%	(12)%	—%
Migraine	48%	(14)%	—%
Muscle Relaxant	251%	(137)%	—%
Obesity	30%	(32)%	—%
Pain Management	(4)%	(9)%	—%
Respiratory	59%	(76)%	288%
Thyroid Deficiency	10%	(1)%	—%
Urinary	(27)%	(41)%	241%

Anti Psychosis.  Net sales of drugs used for the treatment of anti psychosis increased by $29.2 million.  The increase in net sales was primarily attributable to product price increases on key products, and to a lesser extent, increased volumes.

Cardiovascular.  Net sales of drugs used for cardiovascular treatment increased by $3.3 million.  The increase was primarily due to additional sales of KUPI products due to the timing of the acquisition.  The increase was partially offset by decreased volumes due to competition in the market for products used to treat congestive heart failure and price decreases on several key products.

Central Nervous System.  Net sales of central nervous system products increased by $14.8 million.  The increase was primarily attributable to additional sales of Methylphenidate Hydrochloride Extended Release tablets in the six months ended December 31, 2016 as compared to the same prior-year period due to the timing of the KUPI acquisition.  The increase was partially offset by decreased volumes and product price decreases.

Gallstone.  Net sales of drugs used for gallstones decreased by $12.4 million.  The decrease in net sales was primarily attributable to decreased volumes as well as a decrease in the average selling price of key products.

Gastrointestinal.  Net sales of gastrointestinal products increased by $28.3 million.  The increase in net sales was primarily attributable to additional sales of KUPI products in the six months ended December 31, 2016 as compared to the same prior-year period due to the timing of the KUPI acquisition.  The increase was partially offset by product price decreases and decreased volumes.

Glaucoma.  Net sales of drugs used for the treatment of glaucoma decreased by $2.3 million.  The decrease in net sales was primarily attributable to a decrease in the average selling price of key products as well as decreased volumes.

Pain Management.  Net sales of pain management products decreased $2.2 million.  The decrease in net sales was mainly attributable to decreases on the average selling price of key products and, to a lesser extent, decreased volumes.

Respiratory.  Net sales of respiratory products increased by $3.8 million.  The increase in net sales was primarily attributable to additional sales of KUPI products in the six months ended December 31, 2016 as compared to the same prior-year period due to the timing of the KUPI acquisition.  Excluding the impact of the additional sales of KUPI products in the current period, net sales of respiratory products decreased slightly as a result of product price decreases, partially offset by increased volumes.

Thyroid Deficiency.  Net sales of drugs used for the treatment of thyroid deficiency increased by $6.7 million, primarily as a result of increased volumes, partially offset by a decrease in the average selling price of Levothyroxine.

Urinary.  Net sales of urinary products increased by $6.2 million.  The increase in net sales was primarily attributable to additional sales of KUPI products in the six months ended December 31, 2016 as compared to the same prior-year period due to the timing of the KUPI acquisition.  The increase was partially offset by product price decreases and decreased volumes due to increased competition.

Contract manufacturing revenue.  Contract manufacturing revenue for the first six months of Fiscal 2017 increased by $10.8 million, which was primarily attributable to the timing of the KUPI acquisition.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the six months ended December 31, 2016 and 2015:

(In thousands) Customer Distribution Channel	December 31, 2016	December 31, 2015
Wholesaler/Distributor	$254,510	$173,168
Retail Chain	39,551	39,138
Mail-Order Pharmacy	25,355	18,915
Contract manufacturing revenue	13,087	2,271
Total	$332,503	$233,492

Net sales to wholesaler/distributor, retail chains and mail-order pharmacies increased primarily as a result of additional net sales related to the KUPI acquisition.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first six months of Fiscal 2017 increased 93% to $162.6 million from $84.4 million in the same prior-year period.  The increase was primarily attributable to additional cost of sales from KUPI due to the timing of the acquisition.  Product royalties expense included in cost of sales totaled $9.9 million for the first six months of Fiscal Year 2017 and $4.3 million for the first six months of Fiscal Year 2016.  Amortization expense included in cost of sales totaled $16.6 million for the first six months of Fiscal Year 2017 and $3.8 million for the first six months of Fiscal Year 2016.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI.

Gross Profit.  Gross profit for the first six months of Fiscal 2017 increased 14% to $169.9 million or 51% of net sales.  In comparison, gross profit for the first six months of Fiscal 2016 was $149.1 million or 64% of net sales.  The decrease in gross profit percentage was attributable to dilutive impact of KUPI products, additional amortization of intangibles, as well as amortization of inventory step-up and depreciation of property, plant and equipment related to the acquisition of KUPI.

Research and Development Expenses.  Research and development expenses for the first six months increased 43% to $22.3 million in Fiscal 2017 from $15.6 million in Fiscal 2016.  The increase was primarily due to the timing of the KUPI acquisition, which resulted in additional research and development expenses.  Increased spending related to C-Topical clinical trials also contributed to the increase.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 30% to $39.3 million in the first six months of Fiscal 2017 compared with $30.2 million in Fiscal 2016.  The increase was primarily due to the timing of the KUPI acquisition, which resulted in additional selling, general and administrative expenses.  Increased headcount as well as additional legal and consulting costs also contributed to the increase.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $19.1 million compared to the prior-year period. The decrease was due to higher costs during the first six months of Fiscal 2016 associated with the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses increased $3.8 million compared to the prior-year period as a result of implementing the 2016 Restructuring Program on February 1, 2016.

Intangible Asset Impairment Charges.  On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  As a result of the notice, the Company performed an impairment analysis including a review of revised net sales projections for Methylphenidate ER.  This analysis resulted in the Company recording a $65.1 million impairment charge in the first quarter of Fiscal 2017.  Additionally, in the second quarter of Fiscal 2017, the Company abandoned a project within KUPI’s in-process research and development portfolio.  The value assigned to the project was $23.0 million.  Accordingly, the Company recorded a $23.0 million impairment charge in the second quarter.

Other Income (Loss).  Interest expense in the first six months of Fiscal 2017 totaled $46.3 million compared to $11.8 million in Fiscal 2016.  Interest expense during the six months ended December 31, 2015 included approximately one month of interest on the debt obligation used to finance the KUPI acquisition as compared to the six months ended December 31, 2016, which included six months of interest expense.  The weighted average interest rate for the first six months of Fiscal 2017 was 7.9%.  Investment income in the first six months of Fiscal 2017 totaled $2.0 million compared to investment losses of $135 thousand in Fiscal 2016.

Income Tax.  The Company recorded an income tax benefit in the first six months of Fiscal 2017 of $9.3 million compared to income tax expense of $23.0 million in the first six months of Fiscal 2016.  The effective tax rate for the six months ended December 31, 2016 was 30.6% compared to 33.0% for the six months ended December 31, 2015.  The effective tax rate for the six months ended December 31, 2016 was lower compared to the six months ended December 31, 2015 primarily due to higher domestic manufacturing deductions and research and experimentation credits relative to expected annual pre-tax income, partially offset by the effect of changes in the Company’s state tax profile as result of the KUPI acquisition.

Net Income (Loss).  For the six months ended December 31, 2016, the Company reported net loss attributable to Lannett Company, Inc. of $21.2 million, or $0.58 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $46.7 million, or $1.25 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2016, working capital was $332.9 million as compared to $306.1 million at June 30, 2016, an increase of $26.8 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations, which we expect will be sufficient to service our outstanding debt.

Net cash provided by operating activities of $67.3 million for the six months ended December 31, 2016 reflected net loss of $21.2 million, adjustments for non-cash items of $104.9 million, as well as cash used by changes in operating assets and liabilities of $16.4 million.  In comparison, net cash provided by operating activities of $61.6 million for the six months ended December 31, 2015 reflected net income of $46.7 million, adjustments for non-cash items of $18.3 million, as well as cash used by changes in operating assets and liabilities of $3.4 million.

Significant changes in operating assets and liabilities from June 30, 2016 to December 31, 2016 were comprised of:

•                  An increase in accounts receivable of $17.2 million mainly due to the timing of collections during the quarter ended December 31, 2016 compared to the quarter ended June 30, 2016.  The Company’s days sales outstanding (“DSO”) at December 31, 2016, based on gross sales for the six months ended December 31, 2016 and gross accounts receivable at December 31, 2016 was 75 days.  The level of DSO at December 31, 2016 was comparable to the Company’s expectations that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  An increase in inventories totaling $15.3 million primarily due to a decision to increase our inventory supply of certain key products in order to meet customer demands.

•                  An increase in rebates payable of $14.9 million due to an increase in rebate-eligible sales to government programs as well as the timing of processed rebates

•                  An increase in accounts payable totaling $9.1 million due to the timing of vendor payments.

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

Net cash used in investing activities of $17.4 million for the six months ended December 31, 2016 is mainly the result of purchases of investment securities of $27.1 million and purchases of property, plant and equipment of $21.3 million, partially offset by proceeds from the sale of investment securities of $31.0 million.  Net cash used in investing activities of $941.0 million for the six months ended December 31, 2015 is mainly the result of the acquisition of KUPI totaling $929.6 million (net of cash acquired), purchases of investment securities of $22.2 million and purchases of property, plant and equipment of $10.6 million, partially offset by proceeds from the sale of investment securities of $21.4 million.

Net cash used in financing activities of $27.4 million for the six months ended December 31, 2016 was primarily due to debt repayments of $26.6 million, purchases of treasury stock totaling $1.8 million and purchase of the noncontrolling interest in Realty of $1.5 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $1.8 million and excess tax benefits on share-based compensation awards of $705 thousand.  Net cash provided by financing activities of $857.9 million for the six months ended December 31, 2015 was primarily due to proceeds from the issuance of debt totaling $910.6 million, proceeds from issuance of stock pursuant to stock compensation plans of $2.7 million and excess tax benefits on stock option exercises of $1.0 million, partially offset by payments of debt issuance costs totaling $32.7 million, debt repayments of $22.8 million and purchases of treasury stock totaling $908 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of December 31, 2016 are as follows:

Amended Senior Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and other lenders providing for a senior secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Term Loan A in an aggregate principal amount of $275.0 million, Term Loan B in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  The entire balance of the Revolving Credit Facility loan is outstanding as of December 31, 2016.

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

Cody Mortgage

Realty owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  As of December 31, 2016 and June 30, 2016, the effective rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of December 31, 2016, $804 thousand is outstanding under the mortgage loan, of which $144 thousand is classified as currently due.

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

Cody Expansion

On January 26, 2017, the Company announced that it will launch a $50.0 million expansion of its Cody Labs facilities.

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

Over the past several years, Lannett continued to experience substantial improvement in many important financial metrics.  Each year, our knowledge, staffs’ skills and talent increase.  The Company is strengthening and building momentum to grow within the generic pharmaceutical industry organically and through mergers and acquisitions.  The recently completed acquisitions of Silarx and KUPI demonstrates our ability to grow through M&A.

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

The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  As of December 31, 2016, we have 11 P-IV certifications pending with the FDA.  Two of the P-IV certifications are currently being challenged.  In response to our P-IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our P-IV certification with respect to Thalomid®, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  Refer to Note 13 “Legal, Regulatory Matters and Contingencies” for additional information.

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

After we closed upon the KUPI acquisition, we established a very aggressive integration plan.  We are pleased to say that our integration plans are moving swiftly and we will be benefitting from the synergies created through integration.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $179.3 million and $176.1 million at December 31, 2016 and June 30, 2016, respectively.  Rebates payable at December 31, 2016 and June 30, 2016 were $36.8 million and $21.9 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the six months ended December 31, 2016 and 2015:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2016	$86,495	$54,084	$40,593	$16,851	$198,023
Additions related to an acquisition	—	8,329	5,955	—	14,284
Current period provision	416,212	143,016	14,728	29,307	603,263
Credits issued during the period	(420,422)	(129,583)	(16,668)	(32,829)	(599,502)
Balance at December 31, 2016	$82,285	$75,846	$44,608	$13,329	$216,068

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2015	$35,801	$20,498	$19,209	$1,528	$77,036
Additions related to an acquisition	44,366	34,474	15,691	7,386	101,917
Current period provision	239,637	70,179	10,844	15,257	335,917
Credits issued during the period	(233,846)	(66,500)	(7,572)	(14,606)	(322,524)
Balance at December 31, 2015	$85,958	$58,651	$38,172	$9,565	$192,346

For the three months ending December 31, 2016 and 2015, as a percentage of gross sales the provision for chargebacks was 45.7% and 45.2%, the provision for rebates was 15.5% and 12.7%, the provision for returns was 1.7% and 2.1%, and the provision for other adjustments was 2.9% and 2.7%, respectively.

For the six months ending December 31, 2016 and 2015, as a percentage of gross sales the provision for chargebacks was 45.1% and 42.3%, the provision for rebates was 15.5% and 12.4%, the provision for returns was 1.6% and 1.9%, and the provision for other adjustments was 3.2% and 2.7%, respectively.

The increase in total reserves from June 30, 2016 to December 31, 2016 was mainly due to an increase in rebates reserve for potential liabilities for overcharges to a government entity as well as additional sales incentives.  The activity in the “Other” category for the six months ended December 31, 2016 and 2015 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  In the first quarter of Fiscal 2017, the Company recorded a $6.0 million measurement-period adjustment to the Returns reserve acquired in the KUPI acquisition.  In the second quarter of Fiscal 2017, the Company recorded a $8.3 million adjustment to the Rebates reserve for potential overcharges to a government entity related to the KUPI acquisition.  The amount is fully indemnified per the Stock Purchase Agreement as discussed in Note 13. “Legal, Regulatory Matters and Contingencies.”  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended December 31, 2016 and 2015, the Company recorded provisions for excess and obsolete inventory of $2.1 million and $1.6 million, respectively.  During the six months ended December 31, 2016 and 2015, the Company recorded provisions for excess and obsolete inventory of $5.4 million and $2.8 million, respectively.

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

Valuation of Long-Lived Assets, including Goodwill and Intangible Assets

The Company’s long-lived assets primarily consist of property, plant and equipment, definite and indefinite-lived intangible assets and goodwill .

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

Property, plant and equipment and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying amount of the asset may not be recoverable.  The nature and timing of triggering events by their very nature are unpredictable; however, management regularly considers the performance of an asset as compared to its expectations, industry events, industry and economic trends, as well as any other relevant information known to management when determining if a triggering event occurred.  If a triggering event is determined to have occurred, the first step in the impairment test is to compare the asset’s carrying value to the undiscounted cash flows expected to be generated by the asset.  If the carrying value exceeds the undiscounted cash flow of the asset, then an impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, which in most cases is calculated using a discounted cash flow model.  Discounted cash flow models are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value can materially impact our results of operations.  There can be no assurances as to when, or if, future impairments may occur.

Goodwill and indefinite-lived intangible assets, including in-process research and development, are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances (“triggering events”) indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative test.  The quantitative impairment test consists of a Step I analysis that requires a comparison between the reporting unit’s fair value and carrying amount. If the fair value of the reporting unit exceeds its carrying amount, impairment does not exist and no further analysis is required.  A Step II analysis would be required if the fair value of the reporting unit is lower than its carrying amount.  If the carrying amount of a reporting unit exceeds the fair value, Step II of the quantitative impairment test requires the allocation of the reporting unit fair value to all of its assets and liabilities using the acquisition method prescribed under authoritative guidance for business combinations with any residual fair value being allocated to goodwill or indefinite-lived intangibles.  An impairment charge is recognized only when the implied fair value of the reporting unit’s goodwill or indefinite-lived intangible is less than its carrying amount.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value of goodwill and indefinite-lived intangible asset can materially impact our results of operations.  There can be no assurances as to when, or if, future impairments may occur.  The Company has one reportable segment and one reporting unit, generic pharmaceuticals.

In-Process Research and Development

Acquired businesses are accounted for using the acquisition method of accounting.  The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values.  Amounts allocated to in-process research and development are recorded at fair value and are considered indefinite-lived intangible assets subject to the impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets as described above.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value of in-process research and development, as well as asset lives, can materially impact our results of operations.  There can be no assurances as to when, or if, future impairments may occur.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2016 and 2015 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Six Months Ended
	December 31, 2016	December 31, 2015
Risk-free interest rate	1.1%	1.7%
Expected volatility	55.6%	48.3%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term	5.2 years	5.2 years

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  The Company is continuing to assess the impact this guidance will have on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively.  Early adoption is permitted.  The Company does not believe this guidance will have a material impact on the consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes — Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  The guidance may be applied either prospectively or retrospectively.  ASU 2015-17 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016.  Early adoption is permitted.  The Company does not believe this guidance will have a material impact on the consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at December 31, 2016, each 1/8% increase in interest rates would yield $1.4 million of incremental annual interest expense.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of December 31, 2016 and June 30, 2016, the effective interest rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of December 31, 2016, $804 thousand is outstanding under the mortgage loan.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three and six months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 13. “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

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

LANNETT COMPANY, INC.

Dated: February 3, 2017	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: February 3, 2017	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: February 3, 2017	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Finance and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document