Form 10-Q
period 2017-03-31
LANNETT CO INC
filed 2017-05-05
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2017
Common stock, par value $0.001 per share	37,230,571

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$132,031	$224,769
Investment securities	22,534	14,094
Accounts receivable, net	215,237	211,722
Inventories	123,817	114,904
Prepaid income taxes	9,889	—
Deferred tax assets	43,945	40,892
Other current assets	7,268	6,434
Total current assets	554,721	612,815
Property, plant and equipment, net	232,320	216,638
Intangible assets, net	461,963	575,503
Goodwill	339,566	333,611
Deferred tax assets	19,720	11,556
Other assets	18,714	13,895
TOTAL ASSETS	$1,627,004	$1,764,018

LIABILITIES
Current liabilities:
Accounts payable	$48,787	$34,720
Accrued expenses	7,462	9,247
Accrued payroll and payroll-related expenses	9,939	10,572
Rebates payable	34,667	21,894
Royalties payable	3,931	5,127
Restructuring liability	4,970	4,130
Settlement liability	19,500	7,000
Income taxes payable	—	743
Acquisition-related contingent consideration	—	35,000
Short-term borrowings and current portion of long-term debt	81,678	178,236
Total current liabilities	210,934	306,669
Long-term debt, net	855,379	883,612
Settlement liability	—	12,526
Other liabilities	6,770	6,754
TOTAL LIABILITIES	1,073,083	1,209,561
Commitments and Contingencies (Note 13 and 14)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,483,583 and 37,150,165 shares issued; 36,876,849 and 36,604,202 shares outstanding at March 31, 2017 and June 30, 2016, respectively)	37	37
Additional paid-in capital	291,206	283,301
Retained earnings	272,048	278,355
Accumulated other comprehensive loss	(181)	(295)
Treasury stock (606,734 and 545,963 shares at March 31, 2017 and June 30, 2016, respectively)	(9,189)	(7,349)
Total Lannett Company, Inc. stockholders’ equity	553,921	554,049
Noncontrolling interest	—	408
Total stockholders’ equity	553,921	554,457
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,627,004	$1,764,018

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Net sales	$165,720	$163,712	$498,223	$397,204
Settlement agreement	(4,000)	(23,598)	(4,000)	(23,598)
Total net sales	161,720	140,114	494,223	373,606
Cost of sales	81,553	75,345	227,527	155,964
Amortization of intangibles	7,737	7,278	24,361	11,079
Gross profit	72,430	57,491	242,335	206,563
Operating expenses:
Research and development expenses	8,340	16,495	30,650	32,092
Selling, general and administrative expenses	17,629	16,157	56,958	46,359
Acquisition and integration-related expenses	1,256	1,473	3,674	23,000
Restructuring expenses	1,568	4,749	5,332	4,749
Intangible asset impairment charges	—	—	88,084	—
Total operating expenses	28,793	38,874	184,698	106,200
Operating income	43,637	18,617	57,637	100,363
Other income (loss):
Investment income	1,037	204	3,085	69
Interest expense	(22,373)	(26,988)	(68,700)	(38,820)
Other	(35)	(46)	(298)	(76)
Total other loss	(21,371)	(26,830)	(65,913)	(38,827)
Income (loss) before income tax	22,266	(8,213)	(8,276)	61,536
Income tax expense (benefit)	7,337	(2,743)	(2,003)	20,270
Net income (loss)	14,929	(5,470)	(6,273)	41,266
Less: Net income attributable to noncontrolling interest	—	20	34	55
Net income (loss) attributable to Lannett Company, Inc.	$14,929	$(5,490)	$(6,307)	$41,211

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.41	$(0.15)	$(0.17)	$1.13
Diluted	$0.40	$(0.15)	$(0.17)	$1.10

Weighted average common shares outstanding:
Basic	36,849,208	36,495,961	36,785,829	36,398,030
Diluted	37,752,304	36,495,961	36,785,829	37,383,742

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Net income (loss)	$14,929	$(5,470)	$(6,273)	$41,266
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	76	(11)	114	15
Total other comprehensive income (loss), before tax	76	(11)	114	15
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	76	(11)	114	15
Comprehensive income (loss)	15,005	(5,481)	(6,159)	41,281
Less: Total comprehensive income attributable to noncontrolling interest	—	20	34	55
Comprehensive income (loss) attributable to Lannett Company Inc.	$15,005	$(5,501)	$(6,193)	$41,226

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
	Common Stock		Additional		Accumulated Other		Stockholders’ Equity		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.	Noncontrolling Interest	Stockholders’ Equity

Balance, June 30, 2016	37,150	$37	$283,301	$278,355	$(295)	$(7,349)	$554,049	$408	$554,457

Shares issued in connection with share-based compensation plans	333	—	2,276	—	—	—	2,276	—	2,276
Share-based compensation	—	—	5,962	—	—	—	5,962	—	5,962
Excess tax benefits on share-based compensation awards	—	—	725	—	—	—	725	—	725
Purchase of noncontrolling interest	—	—	(1,058)	—	—	—	(1,058)	(442)	(1,500)
Purchase of treasury stock	—	—	—	—	—	(1,840)	(1,840)	—	(1,840)
Other comprehensive income, net of income tax	—	—	—	—	114	—	114	—	114
Net income (loss)	—	—	—	(6,307)	—	—	(6,307)	34	(6,273)

Balance, March 31, 2017	37,483	$37	$291,206	$272,048	$(181)	$(9,189)	$553,921	$—	$553,921

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$(6,273)	$41,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,556	20,075
Deferred income tax benefit	(11,217)	(123)
Share-based compensation	5,962	8,423
Excess tax benefits on share-based compensation awards	(725)	(1,565)
Intangible assets impairment charges	88,084	—
Loss on sale of assets	296	92
Loss (gain) on investment securities	(2,473)	209
Amortization of debt discount and other debt issuance costs	15,548	7,555
Settlement agreement provision	4,000	23,598
Other noncash expenses	1,889	111
Changes in assets and liabilities which provided (used) cash, net of acquisition:
Accounts receivable, net	(9,470)	50,903
Inventories	(8,913)	13,280
Prepaid income taxes/Income taxes payable	(9,891)	(14,707)
Other current assets and other assets	(6,480)	(9,675)
Rebates payable	12,773	(376)
Royalties payable	(1,196)	2,176
Restructuring liability	840	3,085
Settlement liability	(3,000)	—
Accrued interest payable	—	10,823
Accounts payable	11,567	(5,405)
Accrued expenses	(1,785)	(1,826)
Accrued payroll and payroll-related expenses	(633)	(24,720)
Net cash provided by operating activities	120,459	123,199
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,116)	(16,647)
Proceeds from sale of property, plant and equipment	38	16
Acquisition, net of cash acquired	—	(929,581)
Proceeds from sale of investment securities	44,571	32,406
Purchase of investment securities	(50,538)	(32,107)
Net cash used in investing activities	(38,045)	(945,913)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	910,610
Repayments of short-term borrowings and long-term debt	(139,927)	(34,225)
Purchase of noncontrolling interest	(1,500)	—
Acquisition-related contingent consideration	(35,000)	—
Distribution to noncontrolling shareholders	—	(20)
Proceeds from issuance of stock	2,276	3,788
Payment of debt issuance costs	—	(32,716)
Excess tax benefits on share-based compensation awards	725	1,565
Purchase of treasury stock	(1,840)	(1,197)
Net cash provided by (used in) financing activities	(175,266)	847,805
Effect on cash and cash equivalents of changes in foreign exchange rates	114	15
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92,738)	25,106
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,769	200,340
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,031	$225,446
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$51,422	$20,357
Income taxes paid, net	$19,116	$35,128
Credits issued pursuant to Settlement Agreement	$2,500	$—
Issuance of unsecured 12.0% Senior Notes to finance KUPI acquisition	$—	$200,000
Issuance of a warrant to finance KUPI acquisition	$—	$29,920
Acquisition-related contingent consideration	$—	$35,000

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  The Consolidated Financial Statements for the fiscal year ended June 30, 2016 were derived from audited financial statements.

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

Investment securities

The Company’s investment securities consist of publicly-traded equity securities which are classified as trading investments.  Investment securities are recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Realized and unrealized gains and losses are included in the Consolidated Statements of Operations under Other income (loss).

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

Inventories

Inventories are stated at the lower of cost and net realizable value by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Depreciation expense for each of the three months ended March 31, 2017 and 2016 was $5.5 million and $4.3 million, respectively.  Depreciation expense for each of the nine months ended March 31, 2017 and 2016 was $16.1 million and $8.5 million, respectively.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2017 and 2016:

(In thousands)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2017	2016	2017	2016
Antibiotic	$4,474	$3,160	$13,047	$8,716
Anti Psychosis	14,433	1,061	47,119	4,533
Cardiovascular	14,815	16,652	39,484	38,059
Central Nervous System	11,124	14,264	32,028	20,351
Gallstone	11,157	14,698	37,465	53,389
Gastrointestinal	19,441	21,739	56,470	30,431
Glaucoma	4,868	6,006	15,962	19,371
Migraine	7,043	5,090	22,066	16,338
Muscle Relaxant	3,673	1,193	10,208	4,246
Obesity	1,024	1,023	2,819	2,853
Pain Management	6,085	7,178	20,132	23,386
Respiratory	4,256	5,308	9,426	6,703
Thyroid Deficiency	44,999	38,009	130,267	116,543
Urinary	2,619	6,506	12,413	10,148
Other	13,531	11,714	34,051	29,755
Contract manufacturing revenue	2,178	10,111	15,266	12,382
Net sales	165,720	163,712	498,223	397,204
Settlement agreement	(4,000)	(23,598)	(4,000)	(23,598)
Total net sales	$161,720	$140,114	$494,223	$373,606

Customer, Supplier and Product Concentration

The following table presents the percentage of net sales, for the three and nine months ended March 31, 2017 and 2016, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of total net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016

Product 1	28%	27%	26%	31%
Product 2	7%	10%	8%	14%

The following table presents the percentage of net sales, for the three and nine months ended March 31, 2017 and 2016, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016

Customer A	27%	25%	28%	28%
Customer B	23%	19%	21%	16%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 33% and 53% of the Company’s inventory purchases during the three months ended March 31, 2017 and 2016, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 37% and 59% of the Company’s inventory purchases during the nine months ended March 31, 2017 and 2016, respectively.  See Note 22 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $200.2 million and $176.1 million at March 31, 2017 and June 30, 2016, respectively.  Rebates payable at March 31, 2017 and June 30, 2016 were $34.7 million and $21.9 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

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

Contingent Consideration

Contingent consideration resulting from the KUPI acquisition was recorded at its estimated fair value on the acquisition date.  The Company agreed to a 50/50 split of the additional tax liabilities UCB will incur associated with the IRS Section 338(H)(10) tax election, up to $35.0 million.  This election is expected to result in additional tax benefits to the Company of approximately $100.0 million.  These fair value measurements represent Level 3 measurements, as they are based on significant inputs not observable in the market.  In the third quarter of Fiscal 2017, the Company paid UCB $35.0 million in connection with the 338(H)(10) election.

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

Self-Insurance

The Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit our total liability exposure.  The liability for self-insured risks are primarily calculated using independent third party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan totaled $1.4 million as of March 31, 2017.

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

Earnings (Loss) Per Common Share

Basic earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities consist of stock options, unvested restricted stock and an outstanding warrant.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  The Company is in the process of reviewing specific revenue arrangements and related customer contracts to assess the impact on the consolidated financial statements.  The Company is still evaluating the adoption method it will elect upon implementation.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is applied prospectively.  The adoption of ASU 2015-11 did not result in a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other — Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; without exceeding the total amount of goodwill allocated to that reporting unit.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

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

As part of the acquisition, the Company and UCB agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended and under the corresponding provisions of state law, to treat the acquisition as a deemed purchase and sale of assets for income tax purposes.  The Company agreed to reimburse UCB for 50% of the incremental tax cost of making such election, subject to a reimbursement cap of $35.0 million.  This liability was recorded as acquisition-related contingent consideration on the Consolidated Balance Sheet.  In the third quarter of Fiscal 2017, the Company paid UCB $35.0 million in connection with this election.  This election is expected to result in additional tax benefits to the Company of approximately $100.0 million.

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

Unaudited Pro Forma financial results

The following supplemental unaudited pro forma information presents the financial results as if the acquisition of KUPI had occurred on July 1, 2014 for the three and nine months ended March 31, 2016.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2014, nor are they indicative of any future results.

	For the Three Months Ended March 31,	For the Nine Months Ended March 31,
(In thousands, except per share data)	2016	2016
Revenues	$163,712	$520,867
Net income attributable to Lannett Company, Inc.	896	55,596
Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.02	$1.53
Diluted	$0.02	$1.49

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

Note 5.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations. The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $12.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the three and nine months ended March 31, 2017 were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Employee separation costs	$679	$3,870	$2,840	$3,870
Contract termination costs	—	701	—	701
Facility closure costs	889	178	2,492	178
Total	$1,568	$4,749	$5,332	$4,749

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2016 through March 31, 2017 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2016	$3,833	$297	$—	$4,130
Restructuring Charges	2,840	—	2,492	5,332
Payments	(1,783)	(217)	(2,492)	(4,492)
Balance at March 31, 2017	$4,890	$80	$—	$4,970

Note 6.  Accounts Receivable

Accounts receivable consisted of the following components at March 31, 2017 and June 30, 2016:

(In thousands)	March 31, 2017	June 30, 2016
Gross accounts receivable	$416,042	$388,460
Less Chargebacks reserve	(100,388)	(86,495)
Less Rebates reserve	(45,157)	(32,189)
Less Returns reserve	(42,287)	(40,593)
Less Other deductions	(12,388)	(16,851)
Less Allowance for doubtful accounts	(585)	(610)
Accounts receivable, net	$215,237	$211,722

For the three months ended March 31, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $247.7 million, $75.9 million, $6.6 million, and $12.6 million, respectively.  For the three months ended March 31, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $185.2 million, $54.5 million, $3.5 million, and $11.7 million, respectively.

For the nine months ended March 31, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $664.0 million, $218.9 million, $21.4 million, and $42.0 million, respectively.

For the nine months ended March 31, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $424.9 million, $124.6 million, $14.3 million, and $27.0 million, respectively.

Note 7.  Inventories

Inventories at March 31, 2017 and June 30, 2016 consisted of the following:

(In thousands)	March 31, 2017	June 30, 2016
Raw materials	$56,335	$47,881
Work-in-process	14,960	20,207
Finished goods	52,522	46,816
Total	$123,817	$114,904

The reserve for excess and obsolete inventory was $4.8 million and $6.9 million at March 31, 2017 and June 30, 2016, respectively.

Note 8.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2017 and June 30, 2016 consisted of the following:

(In thousands)	Useful Lives	March 31, 2017	June 30, 2016
Land	—	$6,191	$6,191
Building and improvements	10 - 39 years	107,281	103,496
Machinery and equipment	5 - 10 years	144,157	120,272
Furniture and fixtures	5 - 7 years	2,928	2,904
Less accumulated depreciation		(69,414)	(53,598)
		191,143	179,265
Construction in progress		41,177	37,373
Property, plant and equipment, net		$232,320	$216,638

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.1 million and $1.0 million at March 31, 2017 and June 30, 2016, respectively.

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

The Company’s recurring and nonrecurring assets and liabilities measured at fair value at March 31, 2017 and June 30, 2016, were as follows:

	March 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$22,534	$—	$—	$22,534
Total Assets	$22,534	$—	$—	$22,534

	June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$14,094	$—	$—	$14,094
Total Assets	$14,094	$—	$—	$14,094

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

Note 10.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $776 thousand during the three months ended March 31, 2017, which included an unrealized gain related to securities still held at March 31, 2017 of $103 thousand.  The Company had a net gain on investment securities of $125 thousand during the three months ended March 31, 2016, which included an unrealized gain related to securities still held at March 31, 2016 of $279 thousand.

The Company had a net gain on investment securities of $2.5 million during the nine months ended March 31, 2017, which included an unrealized gain related to securities still held at March 31, 2017 of $660 thousand.  The Company had a net loss on investment securities of $209 thousand during the nine months ended March 31, 2016, which included an unrealized loss related to securities still held at March 31, 2016 of $125 thousand.

Note 11.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2017 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2016	$333,611
Measurement-period adjustments	5,955
Balance at March 31, 2017	$339,566

In the first quarter of Fiscal 2017, the Company recorded a $6.0 million measurement-period adjustment to the Returns reserve.

Intangible assets, net as of March 31, 2017 and June 30, 2016, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016

Definite-lived:
Cody Labs import license	15	$582	$582	$(337)	$(309)	$245	$273
KUPI product rights	15	434,000	427,000	(36,053)	(17,119)	397,947	409,881
KUPI trade name	2	2,920	2,920	(1,973)	(878)	947	2,042
KUPI other intangible assets	15	19,000	19,000	(1,712)	(762)	17,288	18,238
Silarx product rights	15	10,000	10,000	(1,222)	(722)	8,778	9,278
Other product rights	14	653	653	(344)	(311)	309	342
Total definite-lived		$467,155	$460,155	$(41,641)	$(20,101)	$425,514	$440,054

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$117,000	$—	$—	$18,000	$117,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	135,449	—	—	36,449	135,449
Total intangible assets, net		$503,604	$595,604	$(41,641)	$(20,101)	$461,963	$575,503

For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $8.1 million and $7.6 million, respectively.  For the nine months ended March 31, 2017 and 2016, the Company recorded amortization expense of $25.5 million and $11.6 million, respectively.

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

Future annual amortization expense consisted of the following as of March 31, 2017:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2017	$8,102
2018	31,530
2019	30,946
2020	30,938
2021	30,938
Thereafter	293,060
$425,514

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

The Senior Secured Credit Facility consisted of a Term Loan A facility in an aggregate principal amount of $275.0 million, a Term Loan B facility in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  In the third quarter of Fiscal 2017, the Company made voluntary payments totaling $100.0 million against its outstanding revolving credit facility balance.  As of March 31, 2017, the balance outstanding was $25.0 million.

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

Long-term debt consisted of the following:

	March 31,	June 30,
(In thousands)	2017	2016
Term Loan A due 2020	$257,813	$268,125
Unamortized discount and other debt issuance costs	(17,672)	(22,104)
Term Loan A, net	240,141	246,021
Term Loan B due 2022	737,718	767,226
Unamortized discount and other debt issuance costs	(66,569)	(77,273)
Term Loan B, net	671,149	689,953
Revolving Credit Facility due 2020	25,000	125,000
Other	767	874
Total debt, net	937,057	1,061,848
Less short-term borrowings and current portion of long-term debt	(81,678)	(178,236)
Total long-term debt, net	$855,379	$883,612

Debt amounts due, for the twelve month periods ending March 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2018	$81,678
2019	66,998
2020	67,005
2021	225,137
2022	39,488
Thereafter	540,992
Total	$1,021,298

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

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice.  The Company maintains that it acted in compliance with all applicable laws and regulations and continues to cooperate with the Connecticut Attorney General’s investigation.

Federal Investigation into the Generic Pharmaceutical Industry

In fiscal years 2015 and 2016, the Company and certain affiliated individuals each were served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.

Based on reviews performed to date by outside counsel, the Company currently believes that it has acted in compliance with all applicable laws and regulations and continues to cooperate with the federal investigation.

Texas Medicaid Investigation

In August 2015, KUPI received a letter from the Texas Office of the Attorney General alleging that it had inaccurately reported certain price information in violation of the Texas Medicaid Fraud Prevention Act. UCB, KUPI’s previous parent company is handling the defense and is evaluating the allegations and cooperating with the Texas Attorney General’s Office.  Per the terms of the Stock Purchase Agreement between the Company and UCB (“Stock Purchase Agreement”) dated September 2, 2015, the Company is fully indemnified for any pre-acquisition amounts.  In conjunction with information received from UCB’s legal counsel, the Company is currently unable to estimate the timing or the outcome of this matter.

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of March 31, 2017, the Company’s best estimate of the liability for potential overcharges is approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

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

Private Antitrust and Consumer Protection Litigation

The Company and certain competitors have been named as defendants in a number of lawsuits filed in 2016 and 2017 alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin, doxycycline, levothyroxine, ursodiol and baclofen.  These cases are part of a larger group of more than 100 lawsuits generally alleging that approximately 50 generic pharmaceutical manufacturers and distributors conspired to fix prices for at least 18 different generic drugs in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes.  The United States also has been granted leave to intervene in the cases.  On April 6, 2017, the Judicial Panel on Multidistrict Litigation ordered that all of the cases alleging price-fixing for generic drugs be consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania under the caption In re: Generic Pharmaceuticals Pricing Antitrust Litigation.  An initial conference with the court was held on May 4, 2017, although it is expected that case management orders will not be issued until sometime in the Summer of 2017.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.  The Company does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

Shareholder Litigation

In November 2016, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and two of its officers claiming that the Company in its securities filings made false and misleading statements in connection with its drug pricing methodologies and internal controls with respect to drug pricing methodologies causing damage to the purported class.  An amended complaint will be filed in May 2017, and at this time, the Company anticipates filing a motion to dismiss.  The Company cannot reasonably predict the outcome of the suit at this time.

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

A trial was conducted in September 2016.  The Court issued its decision on March 29, 2017, finding that Lannett did not prove that the patents at issue are invalid.  The deadline for filing a notice of appeal is May 17, 2017.

Thalomid®

The Company filed with the Food and Drug Administration an ANDA No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product (U.S. Patent Nos. 6,045,501; 6,315,720; 6,561,976; 6,561,977; 6,755,784; 6,869,399; 6,908,432; 7,141,018; 7,230,012; 7,435,745; 7,874,984; 7,959,566; 8,204,763;  8,315,886; 8,589,188 and 8,626,53) are invalid, unenforceable and/or not infringed.  On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed.  The Company filed an answer and affirmative defenses, and an amended answer to the complaint.

A mediation before a magistrate judge was held on March 9, 2017.  An agreement in principle was reached regarding settlement of the action.  The parties currently are negotiating details of a final agreement.

SUPREP®

The Company filed ANDA No. 209941 with the Food and Drug Administration seeking approval to sell a bowel preparation oral solution (the “Company’s Oral Solution”), along with a paragraph IV certification, alleging that US Patent 6,946,149 associated with the Suprep® bowel preparation kit would not be infringed by the Company’s Oral Solution and/or that the patent is invalid.  On March 20, 2017, Braintree Laboratories, Inc. (“Braintree”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware (C.A. No. 1:17-cv-00293-GMS), alleging that the Company’s filing of ANDA No. 209941 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No. 209941.  The Company is preparing to defend the lawsuit and is in the process of preparing its pleading responsive to the complaint.

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

As of March 31, 2017, future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2017 and the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2017	$398
2018	1,142
2019	1,080
2020	1,080
2021	1,080
Thereafter	6,318
Total	$11,098

Other Commitment

During the third quarter of Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs.  The decision to provide any portion of the revolving loan is at the Company’s sole discretion.  At any time after the outstanding revolving loan balance is equal to or greater than $7.5 million, the Company has the option to convert the first $7.5 million into a 50% ownership interest in the entity.  As of March 31, 2017, there were no amounts outstanding under this agreement. The board of the entity is comprised of five members, two of which are employees of the Company.

Note 15.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2017 and 2016:

(In thousands)	March 31, 2017	March 31, 2016
Foreign Currency Translation
Beginning Balance, June 30	$(295)	$(295)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	114	15
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	114	15
Ending Balance, March 31	(181)	(280)
Total Accumulated Other Comprehensive Loss	$(181)	$(280)

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

	Three Months Ended March 31,
(In thousands, except share and per share data)	2017	2016

Net income (loss) attributable to Lannett Company, Inc.	$14,929	$(5,490)

Basic weighted average common shares outstanding	36,849,208	36,495,961
Effect of potentially dilutive stock options, warrants and restricted stock awards	903,096	—
Diluted weighted average common shares outstanding	37,752,304	36,495,961

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.41	$(0.15)
Diluted	$0.40	$(0.15)

	Nine Months Ended March 31,
(In thousands, except share and per share data)	2017	2016

Net income (loss) attributable to Lannett Company, Inc.	$(6,307)	$41,211

Basic weighted average common shares outstanding	36,785,829	36,398,030
Effect of potentially dilutive stock options, warrants and restricted stock awards	—	985,712
Diluted weighted average common shares outstanding	36,785,829	37,383,742

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.17)	$1.13
Diluted	$(0.17)	$1.10

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016 were 3.0 million and 4.4 million, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2017 and 2016 were 4.4 million and 2.6 million, respectively.

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

Note 18.  Share-based Compensation

At March 31, 2017, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 2.1 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of March 31, 2017, there was $8.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2017 and 2016, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	Nine Months Ended
	March 31, 2017	March 31, 2016
Risk-free interest rate	1.1%	1.7%
Expected volatility	55.6%	48.3%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.2 years	5.2 years
Weighted average fair value	$15.33	$26.24

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

A stock option roll-forward as of March 31, 2017 and changes during the nine months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at June 30, 2016	1,730	$16.77	$19,524	6.3
Granted	11	$31.30
Exercised	(211)	$6.87	$4,568
Forfeited, expired or repurchased	(25)	$32.89
Outstanding at March 31, 2017	1,505	$17.99	$14,431	5.9

Vested and expected to vest at March 31, 2017	1,500	$17.91	$14,431	5.9
Exercisable at March 31, 2017	1,355	$15.68	$14,431	5.8

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the nine months ended March 31, 2017 and 2016.

A summary of restricted stock awards as of March 31, 2017 and changes during the nine months then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2016	167	$48.22
Granted	290	$24.86
Vested	(80)	$43.52	$2,416
Forfeited	(35)	$34.10
Non-vested at March 31, 2017	342	$30.89

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the nine months ended March 31, 2017 and 2016, 15 thousand shares and 30 thousand shares were issued under the ESPP, respectively.  As of March 31, 2017, 527 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Selling, general and administrative expenses	$1,345	$1,511	$4,568	$6,891
Research and development expenses	175	195	500	584
Cost of sales	269	319	894	948
Total	$1,789	$2,025	$5,962	$8,423

Tax benefit at statutory rate	$653	$739	$2,176	$3,074

Note 19.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2017 and 2016 were $527 thousand and $629 thousand, respectively.  Contributions to the Plan during the nine months ended March 31, 2017 and 2016 were $1.6 million and $1.1 million, respectively.

Note 20.  Income Taxes

The Company uses the liability method to account for income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities.  The federal, state and local income tax expense for the three months ended March 31, 2017 was $7.3 million compared to income tax benefit of $2.7 million for the three months ended March 31, 2016.  The effective tax rates for the three months ended March 31, 2017 and 2016 were 33.0% and 33.4%, respectively.  The federal, state and local income tax benefit for the nine months ended March 31, 2017 was $2.0 million compared to income tax expense of $20.3 million for the nine months ended March 31, 2016.  The effective tax rates for the nine months ended March 31, 2017 and 2016 were 24.2% and 32.9%, respectively.  The effective tax rate for the nine months ended March 31, 2017 was lower compared to the nine months ended March 31, 2016 primarily due to higher domestic manufacturing deductions and research and experimentation credits relative to expected annual pre-tax income.

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

As of March 31, 2017 and June 30, 2016, the Company reported total unrecognized tax benefits of $6.3 million and $6.2 million, respectively, in other liabilities.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2017 in the statement of operations and no cumulative interest and penalties have been recorded in the Company’s statement of financial position as of March 31, 2017 and June 30, 2016.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The Company does not believe that the total unrecognized tax benefits will significantly increase or decrease in the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2013 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 21.  Related Party Transactions

The Company had sales of $823 thousand and $1.3 million during the three months ended March 31, 2017 and 2016, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the nine months ended March 31, 2017 and 2016 were $2.8 million and $2.2 million, respectively.  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $880 thousand and $682 thousand at March 31, 2017 and June 30, 2016, respectively.

Note 22.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 33% and 53% of the Company’s inventory purchases in the three months ended March 31, 2017 and 2016, respectively. Purchases of finished goods inventory from JSP accounted for 37% and 59% of the Company’s inventory purchases in the nine months ended March 31, 2017 and 2016, respectively.

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

Pursuant to the terms of the Settlement Agreement, Lannett paid the former customer $8.0 million in cash in calendar year 2016.  Lannett will also pay to the former customer the following amounts: (a) in calendar year 2017, at the discretion of the customer, either $8.0 million in cash or a $10.0 million credit memorandum to be applied against invoices for the purchase of products from Lannett or any of its subsidiaries by such customer; and (b) in calendar year 2018, at the discretion of the customer, either $10.0 million in cash or a $12.0 million credit memorandum to be applied against invoices for the purchase of products from Lannett or any of its subsidiaries by such customer.

As a result of the settlement agreement, the Company recorded a reduction to net sales in the amount of $23.6 million in the third quarter of Fiscal 2016, which represented the net present value of the future cash payments.

In the first quarter of calendar 2017, the customer notified the Company that it has elected to receive $10.0 million in credit memorandums in lieu of $8.0 million in cash related to the calendar year 2017 election.

As a result of the election, the Company re-assessed the fair value of the settlement agreement which resulted in an increase to the  liability and a reduction to net sales of $4.0 million in the third quarter of Fiscal 2017.

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

Financial Summary

For the third quarter of Fiscal Year 2017, net sales increased to $165.7 million compared to $163.7 million in the same prior-year period.  Total net sales, which included a $4.0 million settlement agreement adjustment, increased to $161.7 million compared to $140.1 million in the prior-year period, which included a $23.6 million reduction for a settlement agreement.  Gross profit, which includes a settlement agreement adjustment in both periods, increased to $72.4 million compared to $57.5 million in the prior-year period and gross profit percentage increased to 45% compared to 41% in the prior-year period.  Excluding the impact of the settlement agreement, gross profit as a percentage of net sales decreased to 46% from 50% in the prior-year period.  R&D expenses decreased 49% to $8.3 million compared to $16.5 million in the third quarter of Fiscal Year 2016 while SG&A expenses increased 9% to $17.6 million from $16.2 million.  Acquisition and integration-related expenses decreased to $1.3 million from $1.5 million in the prior-year period.  Restructuring expenses decreased to $1.6 million from $4.7 million in the prior-year period.  Operating income for the third quarter of Fiscal Year 2017 was $43.6 million compared to $18.6 million in the third quarter of Fiscal Year 2016.  Net income attributable to Lannett Company, Inc. for the third quarter of Fiscal Year 2017 was $14.9 million, or $0.40 per diluted share compared to net loss attributable to Lannett Company, Inc. of $5.5 million or $0.15 per share in the third quarter of Fiscal Year 2016.

For the first nine months of Fiscal 2017, net sales increased to $498.2 million compared to $397.2 million in the same prior-year period.  Total net sales, which included a $4.0 million settlement agreement adjustment, increased to $494.2 million compared to $373.6 million in the prior-year period, which included a $23.6 million reduction for a settlement agreement.  Gross profit, which includes a settlement agreement adjustment in both periods, increased to $242.3 million compared to $206.6 million in the prior-year period and gross profit percentage decreased to 49% compared to 55% in the prior-year period.  Excluding the impact of the settlement agreement, gross profit as a percentage of net sales decreased to 49% from 58% in the prior-year period.  R&D expenses decreased 4% to $30.7 million compared to $32.1 million in the first nine months of Fiscal 2016 while SG&A expenses increased 23% to $57.0 million from $46.4 million.  Acquisition and integration-related expenses decreased to $3.7 million from $23.0 million in the prior-year period.  Restructuring expenses increased to $5.3 million from $4.7 million in the prior-year period.  Operating income for the first nine months of Fiscal 2017, which included an $88.1 million intangible assets impairment charge, was $57.6 million compared to $100.4 million in the prior-year period.  Net loss attributable to Lannett Company, Inc. for the first nine months of Fiscal 2017 was $6.3 million, or $0.17 per share compared to net income attributable to Lannett Company, Inc. of $41.2 million or $1.10 per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended March 31, 2017 compared with the three months ended March 31, 2016

Total net sales, which included a $4.0 million reduction for a Settlement Agreement adjustment (see Note 23), increased to $161.7 million compared to $140.1 million in the prior-year period, which included a $23.6 million reduction for the Settlement Agreement.

Net sales increased 1% to $165.7 million for the three months ended March 31, 2017.  The following table identifies the Company’s net product sales by medical indication for the three months ended March 31, 2017 and 2016:

(In thousands)	Three Months Ended March 31,
Medical Indication	2017	2016
Antibiotic	$4,474	$3,160
Anti Psychosis	14,433	1,061
Cardiovascular	14,815	16,652
Central Nervous System	11,124	14,264
Gallstone	11,157	14,698
Gastrointestinal	19,441	21,739
Glaucoma	4,868	6,006
Migraine	7,043	5,090
Muscle Relaxant	3,673	1,193
Obesity	1,024	1,023
Pain Management	6,085	7,178
Respiratory	4,256	5,308
Thyroid Deficiency	44,999	38,009
Urinary	2,619	6,506
Other	13,531	11,714
Contract manufacturing revenue	2,178	10,111
Net sales	165,720	163,712
Settlement agreement	(4,000)	(23,598)
Total net sales	$161,720	$140,114

The increase in net sales was primarily driven by increased volumes of $15.0 million, partially offset by decreased average selling price of products of $13.0 million.  Net sales were impacted by competitive pricing pressure across a number of products, product mix and changes within distribution channels.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in many instances, have reversed.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $4.5 million during the three months ended March 31, 2017.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	60%	(18)%
Anti Psychosis	69%	1191%
Cardiovascular	6%	(17)%
Central Nervous System	(14)%	(8)%
Gallstone	(12)%	(12)%
Gastrointestinal	14%	(25)%
Glaucoma	4%	(23)%
Migraine	50%	(12)%
Muscle Relaxant	377%	(169)%
Obesity	41%	(41)%
Pain Management	3%	(18)%
Respiratory	(14)%	(6)%
Thyroid Deficiency	29%	(11)%
Urinary	(20)%	(40)%

Central Nervous System.  Sales of Methylphenidate Hydrochloride Extended Release tablets have been and can continue to be affected by the changing regulatory environment as discussed below.

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

On November 30, 2016, the Company announced that the FDA granted a 90-day extension to submit documentation related to the hearing request.  On February 22, 2017, the Company announced that the FDA suspended indefinitely the deadline to submit supporting documentation related to the hearing request in order to give the FDA additional time to retrieve documents requested by the Company.

The Company intends to continue working to submit data to the FDA to regain the “AB” rating, or to maintain the drug on the U.S. market with a B-level rating, however, there can be no assurance as to when or if the Company will be permitted to remain on the market.  If the Company were to receive the “AB” rating, net sales of the product could increase subject to market factors existing at that time.  The Company also agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.  Such potential contingent payments are set to expire after December 31, 2020.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended March 31:

(In thousands) Customer Distribution Channel	March 31, 2017	March 31, 2016
Wholesaler/Distributor	$131,242	$118,330
Retail Chain	20,484	25,220
Mail-Order Pharmacy	11,816	10,051
Contract manufacturing revenue	2,178	10,111
Net sales	165,720	163,712
Settlement agreement	(4,000)	(23,598)
Total net sales	$161,720	$140,114

Net sales to wholesalers increased while net sales to retail chains decreased as a result of strategic partnerships within the industry, in which certain retailers have begun to submit orders through the wholesalers.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles, for the third quarter of Fiscal 2017 increased $6.7 million to $89.3 million.  The increase was primarily attributable to increased sales as well as changes in our product sales mix, partially offset by lower product royalties.  Product royalties expense included in cost of sales totaled $4.7 million for the third quarter of Fiscal Year 2017 and $6.2 million for the third quarter of Fiscal Year 2016.  Amortization expense included in cost of sales totaled $7.7 million for the third quarter of Fiscal Year 2017 and $7.3 million for the third quarter of Fiscal Year 2016.

Gross Profit.  Gross profit for the third quarter of Fiscal 2017 increased 26% to $72.4 million or 45% of total net sales.  In comparison, gross profit for the third quarter of Fiscal 2016 was $57.5 million or 41% of total net sales.  Excluding the impact of the settlement agreement, gross profit as a percentage of net sales decreased to 46% as compared to 50% in the same prior-year period.  The decrease in gross profit percentage was primarily attributable to the product sales mix, changes within distribution channels, as well as additional amortization of intangibles.

Research and Development Expenses.  Research and development expenses for the third quarter decreased 49% to $8.3 million in Fiscal 2017 from $16.5 million in Fiscal 2016.  The decrease was primarily attributable to higher product development and bio-equivalency studies expenses in the prior-year period.  Decreased headcount also contributed to a decrease in research and development expenses in the third quarter of Fiscal 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 9% to $17.6 million in the third quarter of Fiscal 2017 compared with $16.2 million in Fiscal 2016.  The increase was primarily attributable to higher legal expenses in the third quarter of Fiscal 2017.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $217 thousand compared to the prior-year period. The decrease was due to higher costs during the third quarter of Fiscal 2016 associated with the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses decreased $3.2 million compared to the prior-year period primarily due to higher employee separation costs incurred in connection with the 2016 Restructuring Program during the three months ended March 31, 2016.

Other Income (Loss).  Interest expense for the three months ended March 31, 2017 totaled $22.4 million compared to $27.0 million for the three months ended March 31, 2016.  The weighted average interest rate for the third quarter of Fiscal 2017 was 8.3%.  Investment income totaled $1.0 million in the third quarter of Fiscal 2017 compared with $204 thousand in the third quarter of Fiscal 2016.

Income Tax.  The Company recorded income tax expense in the third quarter of Fiscal 2017 of $7.3 million compared to an income tax benefit of $2.7 million in the third quarter of Fiscal 2016.  The effective tax rate for the three months ended March 31, 2017 was 33.0%, compared to 33.4% for the three months ended March 31, 2016.

Net Income.  For the three months ended March 31, 2017, the Company reported net income attributable to Lannett Company, Inc. of $14.9 million, or $0.40 per diluted share.  Comparatively, the Company reported net loss attributable to Lannett Company, Inc. in the corresponding prior-year period of $5.5 million, or $0.15 per share.

Results of Operations - Nine months ended March 31, 2017 compared with the nine months ended March 31, 2016

Total net sales, which included a $4.0 million reduction for a Settlement Agreement adjustment (see Note 23), increased to $494.2 million compared to $373.6 million in the prior-year period, which included a $23.6 million reduction for a Settlement Agreement.

Net sales increased 25% to $498.2 million for the nine months ended March 31, 2017.  The following table identifies the Company’s net product sales by medical indication for the nine months ended March 31, 2017 and 2016:

(In thousands)	Nine Months Ended March 31,
Medical Indication	2017	2016
Antibiotic	$13,047	$8,716
Anti Psychosis	47,119	4,533
Cardiovascular	39,484	38,059
Central Nervous System	32,028	20,351
Gallstone	37,465	53,389
Gastrointestinal	56,470	30,431
Glaucoma	15,962	19,371
Migraine	22,066	16,338
Muscle Relaxant	10,208	4,246
Obesity	2,819	2,853
Pain Management	20,132	23,386
Respiratory	9,426	6,703
Thyroid Deficiency	130,267	116,543
Urinary	12,413	10,148
Other	34,051	29,755
Contract manufacturing revenue	15,266	12,382
Net sales	498,223	397,204
Settlement agreement	(4,000)	(23,598)
Total net sales	$494,223	$373,606

The increase in net sales was primarily driven by additional sales of KUPI products of $87.9 million due to the timing of the acquisition as well as increased volumes of $24.7 million, partially offset by decreased average selling price of products of $11.6 million.  Net sales were impacted by competitive pricing pressure across a number of products, product mix and changes within distribution channels.  Although the Company has benefited in the past from favorable pricing trends, the trends are stabilizing and in many instances, have reversed.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $4.5 million during the nine months ended March 31, 2017.

The following chart details price, volume and acquisition changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	62%	(12)%	—%
Anti Psychosis	25%	914%	—%
Cardiovascular	(8)%	(24)%	36%
Central Nervous System	(16)%	(14)%	87%
Gallstone	(19)%	(11)%	—%
Gastrointestinal	9%	(27)%	104%
Glaucoma	(2)%	(16)%	—%
Migraine	48%	(13)%	—%
Muscle Relaxant	304%	(164)%	—%
Obesity	34%	(35)%	—%
Pain Management	(2)%	(12)%	—%
Respiratory	(1)%	(18)%	60%
Thyroid Deficiency	16%	(4)%	—%
Urinary	(22)%	(40)%	84%

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the nine months ended March 31, 2017 and 2016:

(In thousands) Customer Distribution Channel	March 31, 2017	March 31, 2016
Wholesaler/Distributor	$385,751	$291,497
Retail Chain	60,035	64,358
Mail-Order Pharmacy	37,171	28,967
Contract manufacturing revenue	15,266	12,382
Net sales	498,223	397,204
Settlement agreement	(4,000)	(23,598)
Total net sales	$494,223	$373,606

Net sales to wholesaler/distributor and mail-order pharmacies increased primarily as a result of additional net sales related to the KUPI acquisition.  Net sales to retail chain decreased as a result of strategic partnerships within the industry, in which certain retailers have begun to submit orders through the wholesalers.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first nine months of Fiscal 2017 increased 51% to $251.9 million from $167.0 million in the same prior-year period.  The increase was primarily attributable to additional cost of sales from KUPI due to the timing of the acquisition.  Product royalties expense included in cost of sales totaled $14.6 million for the first nine months of Fiscal Year 2017 and $10.6 million for the first nine months of Fiscal Year 2016.  Amortization expense included in cost of sales totaled $24.4 million for the first nine months of Fiscal Year 2017 and $11.1 million for the first nine months of Fiscal Year 2016.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI.

Gross Profit.  Gross profit for the first nine months of Fiscal 2017 increased 17% to $242.3 million or 49% of total net sales.  In comparison, gross profit for the first nine months of Fiscal 2016 was $206.6 million or 55% of total net sales.  The decrease in gross profit percentage was attributable to the dilutive impact of KUPI products, sales mix, changes within distribution channels, additional amortization of intangibles, as well as amortization of inventory step-up and depreciation of property, plant and equipment related to the acquisition of KUPI.

Research and Development Expenses.  Research and development expenses for the first nine months decreased 4% to $30.7 million in Fiscal 2017 from $32.1 million in Fiscal 2016.  The decrease was primarily due to higher product development and bio-equivalency studies expenses in the prior-year period, partially offset by an increase due to the timing of the KUPI acquisition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 23% to $57.0 million in the first nine months of Fiscal 2017 compared with $46.4 million in Fiscal 2016.  The increase was primarily due to the timing of the KUPI acquisition, which resulted in additional selling, general and administrative expenses.  Increased headcount as well as additional legal and consulting costs also contributed to the increase.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $19.3 million compared to the prior-year period. The decrease was due to higher costs during the first nine months of Fiscal 2016 associated with the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses increased $583 thousand compared to the prior-year period due to the timing of the implementation of the 2016 Restructuring Program.

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

Other Income (Loss).  Interest expense in the first nine months of Fiscal 2017 totaled $68.7 million compared to $38.8 million in Fiscal 2016.  Due to the timing of the KUPI acquisition, the nine months ended March 31, 2016 included four months of interest expense as compared to the nine months ended March 31, 2017.  The weighted average interest rate for the first nine months of Fiscal 2017 was 7.9%.  Investment income in the first nine months of Fiscal 2017 totaled $3.1 million compared with $69 thousand in the same prior-year period.

Income Tax.  The Company recorded an income tax benefit in the first nine months of Fiscal 2017 of $2.0 million compared to income tax expense of $20.3 million in the first nine months of Fiscal 2016.  The effective tax rate for the nine months ended March 31, 2017 was 24.2% compared to 32.9% for the nine months ended March 31, 2016.  The effective tax rate for the nine months ended March 31, 2017 was lower compared to the nine months ended March 31, 2016 primarily due to higher domestic manufacturing deductions and research and experimentation credits relative to expected annual pre-tax income.

Net Income (Loss).  For the nine months ended March 31, 2017, the Company reported net loss attributable to Lannett Company, Inc. of $6.3 million, or $0.17 per share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $41.2 million, or $1.10 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2017, working capital was $343.8 million as compared to $306.1 million at June 30, 2016, an increase of $37.7 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations, which we expect will be sufficient to service our outstanding debt.

Net cash provided by operating activities of $120.5 million for the nine months ended March 31, 2017 reflected net loss of $6.3 million, adjustments for non-cash items of $143.0 million, as well as cash used by changes in operating assets and liabilities of $16.2 million.  In comparison, net cash provided by operating activities of $123.2 million for the nine months ended March 31, 2016 reflected net income of $41.3 million, adjustments for non-cash items of $58.4 million, as well as cash provided by changes in operating assets and liabilities of $23.5 million.

Significant changes in operating assets and liabilities from June 30, 2016 to March 31, 2017 were comprised of:

•                  An increase in accounts receivable of $9.5 million mainly due to the timing of collections during the quarter ended March 31, 2017.  The Company’s days sales outstanding (“DSO”) at March 31, 2017, based on gross sales for the nine months ended March 31, 2017 and gross accounts receivable at March 31, 2017 was 73 days.  The level of DSO at March 31, 2017 was comparable to the Company’s expectations that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  An increase in inventories totaling $8.9 million primarily due to a decision to increase our inventory supply of certain key products in order to meet customer demands.

•                  An increase in prepaid income taxes totaling $9.9 million mainly due to estimated tax payments made during Fiscal 2017.

•                  An increase in rebates payable of $12.8 million due to an increase in rebate-eligible sales to government programs as well as the timing of processed rebates

•                  An increase in accounts payable of $11.6 million due to the timing of payments.

Significant changes in operating assets and liabilities from June 30, 2015 to March 31, 2016 were comprised of:

•                  A decrease in accounts receivable of $50.9 million mainly due to lower gross accounts receivable outstanding and the timing of collections during the quarter ended March 31, 2016.  The Company’s days sales outstanding (“DSO”) at March 31, 2016, based on gross sales for the three months ended March 31, 2016 and gross accounts receivable at March 31, 2016, was 73 days.  The level of DSO at March 31, 2016 was comparable to the Company’s expectation that DSO will be in the 70 to 80 day range based on customer payment terms.

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

Net cash used in investing activities of $38.0 million for the nine months ended March 31, 2017 is mainly the result of purchases of investment securities of $50.5 million and purchases of property, plant and equipment of $32.1 million, partially offset by proceeds from the sale of investment securities of $44.6 million.  Net cash used in investing activities of $945.9 million for the nine months ended March 31, 2016 is mainly the result of the acquisition of KUPI totaling $929.6 million (net of cash acquired), purchases of investment securities of $32.1 million and purchases of property, plant and equipment of $16.6 million, partially offset by proceeds from the sale of investment securities of $32.4 million.

Net cash used in financing activities of $175.3 million for the nine months ended March 31, 2017 was primarily due to debt repayments of $139.9 million, payment of contingent consideration to UCB of $35.0 million, purchases of treasury stock totaling $1.8 million and purchase of the noncontrolling interest in Realty of $1.5 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $2.2 million and excess tax benefits on share-based compensation awards of $725 thousand.  Net cash provided by financing activities of $847.8 million for the nine months ended March 31, 2016 was primarily due to proceeds from the issuance of debt totaling $910.6 million, proceeds from issuance of stock pursuant to stock compensation plans of $3.8 million and excess tax benefits on stock option exercises of $1.5 million, partially offset by debt repayments of $34.2 million, payments of debt issuance costs totaling $32.7 million and purchases of treasury stock totaling $1.2 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of March 31, 2017 are as follows:

Amended Senior Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and other lenders providing for a senior secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Term Loan A in an aggregate principal amount of $275.0 million, Term Loan B in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  In the third quarter of Fiscal 2017, the Company made voluntary payments totaling $100.0 million against its outstanding revolving credit facility balance.  As of March 31, 2017, the balance outstanding was $25.0 million.

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

Cody Mortgage

Realty owns land and a building which is being leased to Cody Labs.  A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  As of March 31, 2017 and June 30, 2016, the effective rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of March 31, 2017, $767 thousand is outstanding under the mortgage loan, of which $146 thousand is classified as currently due.

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

Over the past several years, Lannett continued to experience substantial improvement in many important financial metrics.  Each year, our knowledge, staffs’ skills and talent increase.  The Company is strengthening and building momentum to grow within the generic pharmaceutical industry organically and through mergers and acquisitions.  The acquisitions of Silarx and KUPI demonstrates our ability to grow through M&A.

One initiative at the core of the Company’s long term strategy is our plan to vertically integrate our supply chain.  Acquired in 2007; we continue leveraging Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for extraction into opioid-based active pharmaceutical ingredients (“APIs”) such as Morphine Base, Hydromorphone, Hydrocodone and Oxycodone, for use in various dosage forms for pain management.  The value of this license comes from the successful development of patentable processes.  Cody Labs has filed and received numerous patents using their expertise in API development and manufacture.  Our technical skills allow the Company to perform in a market with high barriers to entry and limited foreign and domestic competition.

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

One product that the Company manufactures is a brand drug for use in surgery.  Our C-Topical® Solution brand of cocaine hydrochloride involves the successful patented synthetic process developed by Cody. This product is being manufactured and marketed under the product name C-Topical® Solution. This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat physicians during surgical procedures. This product represents the Company’s first foray into the brand market.  Currently, we have completed the Phase III study and our CRO is assembling the data that Lannett’s regulatory department will use to file our New Drug Application.  As the Company continues to invest in and focus on process and manufacturing optimization, Cody Labs will continue to be an important part of our future growth plan.

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

The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  As of March 31, 2017, we have 11 P-IV certifications pending with the FDA.  Three of the P-IV certifications are currently being challenged.  In response to our P-IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In March 2017, a court issued its decision, finding that the Company did not prove that the patents at issue are invalid.  The deadline for filing a notice of appeal is May 2017.  In response to our P-IV certification with respect to Thalomid®, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our P-IV certification with respect to Suprep®, Braintree Laboratories, Inc. filed a patent infringement lawsuit against the Company in March 2017.  Refer to Note 13 “Legal, Regulatory Matters and Contingencies” for additional information.

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

The FDA inspected our overseas pharmacokinetic subsidiary Darmantest Laboratory as well as Firmplace, a joint venture stability lab this fall.  Both Darmantest and Firmplace passed inspection.  These operations may result in lower costs for stability and bioequivalency studies in the future.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $200.2 million and $176.1 million at March 31, 2017 and June 30, 2016, respectively.  Rebates payable at March 31, 2017 and June 30, 2016 were $34.7 million and $21.9 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for the nine months ended March 31, 2017 and 2016:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2016	$86,495	$54,084	$40,593	$16,851	$198,023
Additions related to an acquisition	—	8,329	5,955	—	14,284
Current period provision	663,962	218,922	21,361	41,953	946,198
Credits issued during the period	(650,069)	(201,511)	(25,622)	(46,416)	(923,618)
Balance at March 31, 2017	$100,388	$79,824	$42,287	$12,388	$234,887

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2015	$35,801	$20,498	$19,209	$1,528	$77,036
Additions related to an acquisition	44,863	38,425	18,003	6,920	108,211
Current period provision	424,852	124,631	14,318	26,982	590,783
Credits issued during the period	(442,452)	(131,740)	(13,984)	(26,034)	(614,210)
Balance at March 31, 2016	$63,064	$51,814	$37,546	$9,396	$161,820

For the three months ending March 31, 2017 and 2016, as a percentage of gross sales the provision for chargebacks was 48.9% and 45.0%, the provision for rebates was 15.0% and 13.2%, the provision for returns was 1.3% and 0.8%, and the provision for other adjustments was 2.5% and 2.9%, respectively.

For the nine months ending March 31, 2017 and 2016, as a percentage of gross sales the provision for chargebacks was 46.5% and 43.4%, the provision for rebates was 15.3% and 12.7%, the provision for returns was 1.5% and 1.5%, and the provision for other adjustments was 2.9% and 2.8%, respectively.

The increase in total reserves from June 30, 2016 to March 31, 2017 was mainly due to an increase in the rebates reserve for potential liabilities for overcharges to a government entity as well as additional sales incentives.  Chargebacks reserves also increased as a result of increased sales to wholesalers.  The activity in the “Other” category for the nine months ended March 31, 2017 and 2016 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  In the first quarter of Fiscal 2017, the Company recorded a $6.0 million measurement-period adjustment to the Returns reserve acquired in the KUPI acquisition.  In the second quarter of Fiscal 2017, the Company recorded a $8.3 million adjustment to the Rebates reserve for potential overcharges to a government entity related to the KUPI acquisition.  The amount is fully indemnified per the Stock Purchase Agreement as discussed in Note 13. “Legal, Regulatory Matters and Contingencies.”  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

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

Inventories

Inventories are stated at the lower of cost and net realizable value determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the three months ended March 31, 2017 and 2016, the Company recorded provisions for excess and obsolete inventory of $2.3 million and $1.6 million, respectively.  During the nine months ended March 31, 2017 and 2016, the Company recorded provisions for excess and obsolete inventory of $7.7 million and $4.4 million, respectively.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2017 and 2016 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	Nine Months Ended
	March 31, 2017	March 31, 2016
Risk-free interest rate	1.1%	1.7%
Expected volatility	55.6%	48.3%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	6.5%	6.5%
Expected term	5.2 years	5.2 years

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  The Company is in the process of reviewing specific revenue arrangements and expects to complete the review in the second quarter of Fiscal 2018. The Company is still evaluating the adoption method it will elect upon implementation.

In July 2015, the FASB issued ASU 2015-11, Inventory — Simplifying the Measurement of Inventory.  ASU 2015-11 requires inventory to be subsequently measured using the lower of cost and net realizable value, thereby eliminating the market value approach.  Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.”  ASU 2015-11 is effective for reporting periods beginning after

December 15, 2016 and is applied prospectively.  The adoption of ASU 2015-11 did not result in a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other — Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; without exceeding the total amount of goodwill allocated to that reporting unit.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company has elected to early adopt this guidance as of March 31, 2017 and will apply it on a prospective basis.  The Company does not believe that the adoption will have a material impact on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at March 31, 2017, each 1/8% increase in interest rates would yield $1.3 million of incremental annual interest expense.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of March 31, 2017 and June 30, 2016, the effective interest rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of March 31, 2017, $767 thousand is outstanding under the mortgage loan.

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

Change in Internal Control Over Financial Reporting

During the third quarter of Fiscal 2017, the Company completed the carve-out of data and software systems supporting the operations of KUPI from the hosted environment of UCB.  The integration of the Company’s entities into a single consolidated system is planned in phases and is expected to be completed in Fiscal 2018.  As such, internal controls have and will change in various functional areas within the Company.  However, management has taken steps to ensure that any changes to the design and implementation of internal controls continue to function appropriately.  There have been no other changes in Lannett’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LANNETT COMPANY, INC.

Dated: May 5, 2017	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: May 5, 2017	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: May 5, 2017	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Finance and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document