Form 10-K
period 2017-06-30
LANNETT CO INC
filed 2017-08-28
CIK 57725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 31, 2016 was $613,312,878 based on the closing price of the stock on the NYSE.

As of July 31, 2017, there were 37,284,317 shares of the registrant’s common stock, $.001 par value, outstanding.

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

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

Business Overview

Lannett Company, Inc. and subsidiaries (the “Company,” “Lannett,” “we,” or “us”) was incorporated in 1942 under the laws of the Commonwealth of Pennsylvania and reincorporated in 1991 as a Delaware corporation.  We develop, manufacture, market and distribute generic versions of brand pharmaceutical products.  We report financial information on a quarterly and fiscal year basis with the most recent being the fiscal year ended June 30, 2017.  All references herein to a “fiscal year” or “Fiscal” refer to the applicable fiscal year ended June 30.

The Company has experienced total net sales growth at a compounded annual growth rate in excess of 28% over the past sixteen years.  In that time period, total net sales increased from $12.1 million in fiscal year 2001 to $633.3 million in fiscal year 2017.  This growth has been achieved through filing and receiving approvals for abbreviated new drug applications (“ANDAs”), strategic partnerships and launches of additional manufactured drugs, opportunities resulting from our strong historical record of regulatory compliance, as well as the acquisitions of Silarx Pharmaceuticals, Inc. (“Silarx”) and Kremers Urban Pharmaceuticals Inc. (“KUPI”).

All products that we currently manufacture and/or distribute are prescription products with the exception of a small portfolio of over-the-counter products manufactured by Silarx Pharmaceuticals, Inc., our wholly-owned subsidiary.  Our top five products in fiscal years 2017, 2016 and 2015 accounted for 53%, 57% and 78% of total net sales, respectively.

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

Proven Ability to Develop Successful Products and Achieve Scale in Production.  We believe that our ability to select viable products for development, efficiently develop such products, including obtaining any applicable regulatory approvals, vertically integrate into certain markets and achieve economies of scale in production are critical to our success in the generic pharmaceutical industry.  We intend to focus on long-term profitability driven in part by securing market positions with a limited number of vertically integrated competitors.

Efficient Development Systems and Manufacturing Expertise for New Products.  We believe that our manufacturing expertise, low overhead expenses, skilled product development and marketing capabilities can help us remain competitive in the generic pharmaceutical market.  We intend to dedicate significant capital toward developing new products because we believe our success is linked to our ability to continually introduce new generic products into the marketplace.  Competition from new and other market participants for the manufacture and distribution of certain products would likely affect our market share with respect to such products as well as force us to reduce our selling price for such products due to their increased availability.  As a result, we believe that our success depends on our ability to properly assess the competitive market for new products, including market share, the number of competitors and the generic unit price erosion.  We intend to reduce our exposure to competitive influences that may negatively affect our sales and profits, including the potential saturation of the market for certain products, by continuing to emphasize maintenance of a strong product selection R&D pipeline.

Mutually Beneficial Supply and Distribution Arrangements.  In 2004, we entered into an exclusive ten-year distribution agreement (the “JSP Distribution Agreement”) with Jerome Stevens Pharmaceuticals (“JSP”) covering four different product lines.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and its designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represented the fair value of the shares on August 19, 2013.  If the parties agree to a second five-year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  Levothyroxine Sodium and Digoxin collectively accounted for 29% of our total net sales in fiscal year 2017.

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will continue to meet the minimum purchase requirement for Fiscal 2018 and thereafter.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

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

Strong Track Record of Obtaining Regulatory Approvals for New Products.  During the past three fiscal years, we have received numerous approved ANDA /ANDA supplements from the Food and Drug Administration (the “FDA”).  Although the timing of ANDA approvals by the FDA is uncertain, we currently expect to receive several more during Fiscal 2018.  These regulatory approvals will enable us to manufacture and supply a broader portfolio of generic pharmaceutical products.

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

In 2016, the Company announced a strategic partnership with YiChang HEC ChangJiang Pharmaceutical Co., Ltd, an HEC Group company, to co-develop a generic insulin pharmaceutical product for the U.S. market.  The product is currently in late stage development.  The Company will manage the remaining clinical and regulatory steps specific for a U.S. Food and Drug Administration (FDA) license to market and will have the exclusive U.S. marketing rights to the product.

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

Leverage Ability to Vertically Integrate as a Manufacturer, Supplier and Distributor of Controlled Substance Products.

One initiative that is at the core of the Company’s strategy is to continue leveraging the asset we acquired in 2007, Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for conversion into opioid-based commercial APIs for use in various dosage forms for pain management.  The value of this license comes from the fact that, to date, only a limited number of companies in the U.S. have been granted this license.  This license, along with Cody Labs’ expertise in API development and manufacture, allows the Company to perform in a market with high barriers to entry, no foreign dosage form competition and limited domestic competition.  Because of this vertical integration, the Company has direct control of its supply and can avoid increased costs associated with buying APIs from third-party manufacturers, thereby achieving higher margins.  The Company can also leverage this vertical integration not only for direct supply of opioid-based APIs, but also for the manufacture of non-opioid-based APIs.  In January 2017, the Company announced a $50 million expansion plan in conjunction with Forward Cody, an unrelated non-profit economic development corporation, (“Forward Cody”) to expand our operations in Cody, WY.

The Company believes that the demand for controlled substance, pain management drugs will continue to grow as the “Baby Boomer” generation ages.  By concentrating additional resources in the development of opioid-based APIs and abuse deterrent features to current dosage forms as well as drugs to treat addiction to opioids, the Company is well-positioned to take advantage of this opportunity.  The Company is currently vertically integrated on three products with several others in various stages of development.

Key Products

Levothyroxine Sodium Tablets

Levothyroxine Sodium tablets, which are used for the treatment of thyroid deficiency by patients of various ages and demographic backgrounds, are the most prescribed drug in the United States. The product is manufactured by JSP and distributed by us under the JSP Distribution Agreement and is produced and marketed in 12 potencies. Net sales of Levothyroxine Sodium tablets totaled $174.0 million in fiscal year 2017. Levothyroxine is a narrow therapeutic index drug and very difficult to formulate which results in a less competitive market environment for this molecule. In our distribution of these products, we compete with two brand Levothyroxine Sodium products, AbbVie’s Synthroid and Pfizer’s Levoxyl, as well as generic products from Mylan and Sandoz.

Fluphenazine Tablets

Fluphenazine tablets are used for the treatment of antipsychosis.  Net sales of Fluphenazine tablets totaled $54.0 million in fiscal year 2017.  Currently, our primary generic competitor for this drug is Mylan.

Digoxin Tablets

Digoxin tablets, which are used to treat congestive heart failure in patients of various ages and demographics, are produced and marketed with two different potencies. This product is manufactured by JSP and we distribute it under the JSP Distribution Agreement. Net sales of this product totaled $9.5 million in fiscal year 2017. The product is highly potent based on Environment, Health & Safety (“EHS”), regulations and its API availability is limited given there are only two active suppliers, based on the FDA Drug Master File (“DMF”) list.  In our distribution of these products, we compete with generic products from Mylan, Impax, West-Ward as well as the brand product Lanoxin distributed by Concordia and an authorized generic (“AG”) distributed by Par.

Acetazolamide Tablets

Acetazolamide tablets are used for the treatment of glaucoma. The product is a carbonic anhydrase inhibitor that reduces fluid pressure in the eyeball. It also increases the removal of water from the body by the kidneys and may block certain nerve discharges that may contribute to seizures. Net sales of Acetazolamide tablets totaled $18.8 million in fiscal year 2017.  Currently, our primary generic competitors for this drug are Heritage and Taro.

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

Butalbital products, which are orally administered in capsule or tablet dosage forms, are prescribed to treat migraines and tension headaches caused by contractions of the muscles in the neck and shoulder area.  The drug is prescribed primarily for adults of various demographics.  Migraines are an increasingly prevalent condition in the United States, and we believe the demand for effective medical treatments will continue to increase.  Net sales of Butalbital products totaled $19.6 million in fiscal year 2017. Although new innovator drugs to treat migraines have been introduced by brand-name drug companies, we believe that there is still a loyal following of doctors and consumers who prefer to use Butalbital products for treatment.  In our distribution of these products, we compete with products from Mallinckrodt, Mikart, Qualitest, Watson, West-Ward, Teva and Breckenridge.

Ursodiol Capsules

Ursodiol Capsules are produced and marketed in 300 mg capsules and are used for the treatment of gallstones.  Net sales of Ursodiol capsules totaled $48.6 million in fiscal year 2017.  We compete with generic products from Epic and Mylan, as well as the brand product Actigall distributed by Teva.

Omeprazole Capsules

Omeprazole is a proton pump inhibitor that decreases the amount of acid produced in the stomach. The product is a generic version of the branded drug Prilosec®. It is indicated for heartburn or irritation of the esophagus caused by gastroesophageal reflux disease. KUPI produces Omeprazole DR capsules in 10mg, 20mg and 40mg dosages. Net sales of Omeprazole capsules totaled $25.3 million in fiscal year 2017. In distributing this product, we compete primarily with Sandoz, Dr. Reddy’s and Zydus.

Methylphendiate Hydrochloride ER

Methylphenidate ER is a central nervous system stimulant indicated for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”) in children six years of age and older, adolescents and adults up to the age of 65. The product is a generic version of the branded drug Concerta®, which is currently marketed by Janssen Pharmaceuticals, Inc. and competes with a generic product marketed by Mallinckrodt Pharmaceuticals and Mylan as well as an AG marketed by Teva. The product was approved by the FDA in 2013 with a therapeutic equivalence rating of AB, meaning the FDA deemed it therapeutically equivalent to the brand-name drug, Concerta®.  Net sales of Methylphenidate ER tablets totaled $32.7 million in fiscal year 2017.

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

During the November 2014 teleconference, the FDA also asked KUPI to either voluntarily withdraw its product or to conduct new bioequivalence (“BE”) testing in accordance with the recommendations for demonstrating bioequivalence to Concerta proposed in a new draft BE guidance that FDA issued earlier that November.  The FDA had approved the KUPI product (and originally granted it an AB rating) in 2013, on the basis of KUPI data showing its product met bioequivalence criteria set forth in draft bioequivalence guidance that FDA had issued in 2012.  The FDA’s position concerning the KUPI product was the subject of a public announcement by the agency.  The Company agreed to conduct new bioequivalence studies per the new draft bioequivalence guidance.  KUPI submitted the data from those studies to FDA in June 2015. The Company continues to pursue the FDA to obtain its decision on the submitted study as well as its response on whether it will restore the AB-rating for our product.

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

Pain Management Products

Cocaine Topical® Solution (“C-Topical®”), a vertically integrated product, is produced and marketed under a preliminary new drug application (“PIND”) in two different strengths and two different size containers.  C-Topical® is utilized primarily for the anesthetization of the patient during ear, nose or throat surgery, sinuplasty and in emergency rooms.

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

Other products in the pain management franchise include Hydromorphone HCl tablets, which we are vertically integrated, and Codeine Sulfate tablets.  Additionally, the Company added several pain management products through the Silarx acquisition.  Net sales of pain management products totaled $26.1 million in fiscal year 2017.

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

The manufacturing facility of our wholly-owned subsidiary, Cody Labs, consists of an approximately 73,000 square foot facility located on 15.0 acres of land in Cody, Wyoming.  Cody Labs leases the facility from Cody LCI Realty, LLC (“Realty”), a variable interest entity (“VIE”) in which the Company had a 50% ownership interest until November 30, 2016, when the Company acquired the remaining 50% interest.

The Silarx manufacturing facility consists of an 110,000 square foot facility located in Carmel, New York and sits on 25.8 acres of land.  The facility currently houses manufacturing, packaging, research and development and has capacity for additional manufacturing space, if needed.

In November 2015, we completed the acquisition of KUPI.  KUPI’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity controlled storage warehouse.  Seymour has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, Korea and Turkey.  Since 2008, KUPI has made significant improvements to its facility and equipment.  These improvements enabled the facility to increase production from approximately 1.2 billion doses in 2008 to over 2.7 billion doses in 2014.  KUPI also completed a 20,000 square foot expansion of the facility which increased capacity to 3.9 billion doses.

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

We currently file our ANDAs and NDAs electronically.  On July 9, 2012, the Food and Drug Administration Safety and Innovation Act was enacted, which included the Generic Drug User Fee Amendments of 2012 (“GDUFA”).  Under these Amendments the FDA committed to reviewing 90% of complete electronic generic applications within 10 months after the date of submission.  Applications filed after October 2014 are reviewed under this process.  While we have received approval for some of our ANDAs in as little as 14 months, we have also waited longer than 77 months before receiving approval.  The FDA has advised that electronic submissions of applications may shorten the approval process, however ANDAs and NDAs submitted for our products may not receive FDA approval on a timely basis, or at all.

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

As of June 30, 2017, we have 9 paragraph IV certifications pending with the FDA.  Three of the P-IV certifications are currently being challenged.  In response to our P-IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our P-IV certification with respect to Thalomid®, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our P-IV certification with respect to Suprep®, Braintree Laboratories, Inc. filed a patent infringement lawsuit against the Company in March 2017.  Refer to Note 12 “Legal, Regulatory Matters and Contingencies” for further information on the current status of the aforementioned P-IV challenges.

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

Current Products

As of the date of this filing, we manufactured and/or distributed the following products:

Name of Product (1)		Medical Indication	Equivalent Brand
1	Acetazolamide Tablets	Glaucoma	Diamox®
2	Atorvastatin Calcium Tablets	Cholesterol	Lipitor®
3	Baclofen Tablets	Muscle Spasm	Lioresal®
4	Butalbital, Acetaminophen and Caffeine Tablets	Migraine	Fioricet®
5	Butalbital, Aspirin and Caffeine Capsules	Migraine	Fiorinal®
6	C-Topical ® Solution	Pain Management	N/A
7	Digoxin Tablets*	Cardiovascular	Lanoxin®
8	Fluphenazine Tablets	Antipsychosis	Prolixin®
9	Glycolax Rx	Gastrointestinal	MiraLAX®
10	Isosorbide Mononitrate CR	Cardiovascular	Imdur®
11	Levothyroxine Sodium Tablets*	Thyroid Deficiency	Levoxyl®/ Synthroid®
12	Methylphenidate HCL CD	Central Nervous System	Metadate® CD™
13	Methylphenidate ER	Central Nervous System	Concerta®
14	Nifedipine CR	Cardiovascular	Procardia®
15	Omeprazole DR	Gastrointestinal	Prilosec®
16	Oxbutynin ER	Urinary	Ditropan®
17	Pantoprazole DR	Gastrointestinal	Protonix®
18	Sumatriptan Nasal Spray	Migraine	Imitrex®
19	Terbutaline Sulfate Capsules	Bronchospasms	Brethine®
20	Hydrocodone Polistirex	Respiratory	Tussionex ®
21	Ursodiol Capsules	Gallstone	Actigall ®

*Distributed under the JSP Distribution Agreement

(1) Products not listed each represented less than 1% of total net sales in Fiscal 2017.

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

In fiscal year 2017, we received several ANDA/ANDA supplement approvals from the FDA.  The following summary contains more specific details regarding our latest ANDA approvals.  Market data was obtained from Wolters Kluwer and IMS.

In July 2016, we received a letter from the FDA with approval to market and launch Paroxetine Extended Release Tablets USP, 12.5 mg, 25 mg and 37.5 mg, the therapeutic equivalent to the reference listed drug, Paxil CR Extended-Release Tablets USP, 12.5 mg, 25 mg and 37.5 mg, of Apotex Technologies.  According to IMS, total U.S. sales in 2015 of Paroxetine Extended Release-Tablets USP, 12.5 mg, 25 mg and 37.5 mg, at Average Wholesale Price (“AWP”) were approximately $122.0 million.

In September 2016, we received a letter from the FDA with approval to market and launch Buprenorphine and Naloxone Sublingual Tablets, 2 mg/0.5 mg and 8 mg/2 mg, the therapeutic equivalent to the reference listed drug, Suboxone Sublingual Tablets, 2 mg/0.5 mg and 8 mg/2 mg.  According to IMS, total U.S. sales in 2015 of Buprenorphine and Naloxone Sublingual Tablets, 2 mg/0.5 mg and 8 mg/2 mg, at AWP were approximately $270.0 million.

In November 2016, we received a letter from the FDA with approval to market and launch Memantine Hydrochloride Tablets USP, 5 mg and 10 mg, the therapeutic equivalent to the reference listed drug, Namenda Tablets, 5 mg and 10 mg, of Forest Laboratories LLC. According to IMS, total U.S. sales in 2015 of Memantine Hydrochloride Tablets USP, 5 mg and 10 mg, at AWP were approximately $50.0 million.

In November 2016, we also received a letter from the FDA with approval to market and launch Metaxalone Tablets USP, 800 mg, the therapeutic equivalent to the reference listed drug, Skelaxin® of King Pharmaceuticals, Inc.  According to IMS, total U.S. sales for the twelve months ended September 2016 of Metaxalone Tablets USP, 800 mg, at AWP were approximately $173.0 million.

In December 2016, we received a letter from the FDA with approval of our Supplemental New Drug Application (“sNDA)” for Morphine Sulfate Oral Solution CII, color and flavor added, 20 mg/mL.  According to IMS, total U.S. sales for the twelve months ended October 2016 of Morphine Sulfate Oral Solution, at AWP were approximately $22.0 million.

In December 2016, we also received a letter from the FDA with approval to market and launch Lopinavir and Ritonavir Oral Solution USP, 80 mg/20 mg per mL, the therapeutic equivalent to the reference listed drug, Kaletra® Oral Solution of AbbVie Inc.

In May 2017, we received a letter from the FDA with approval to market and launch Levocetirizine Dihydrochloride Oral Solution, 2.5 mg/5 mL (0.5 mg/mL), the therapeutic equivalent to the reference listed drug, Xyzal® Oral Solution, 2.5 mg/5 mL (0.5 mg/mL), of UCB Inc.

In June 2017, we received a letter from the FDA with approval to market and launch Amantadine Hydrochloride Capsules USP, 100 mg, the therapeutic equivalent to the reference standard drug, Amantadine Hydrochloride Capsules USP, 100 mg, of Sandoz Pharmaceuticals.  Previously, the branded version of the product was marketed as Symmetrel® Capsules, 100 mg.  For the twelve months ended April 2017, total U.S. sales of Amantadine Hydrochloride Capsules USP, 100 mg, at AWP were approximately $25.0 million, according to IMS.

In June 2017, we also received approval to market and launch Niacin Extended-Release Tablets USP, 500 mg and 1000 mg, the therapeutic equivalent to the reference listed drug, Niaspan® Extended-Release Tablets, 500 mg and 1000 mg, of AbbVie Inc.  For the 12 months ended April 2017, total U.S. sales of Niacin Extended-Release Tablets USP, 500 mg and 1000 mg, at AWP were approximately $152.0 million, according to IMS.

In June 2017, we also received approval to market and launch Hydrocodone Bitartrate and Acetaminophen Tablets USP, 5 mg/300 mg, 7.5 mg/300 mg and 10 mg/300 mg, the therapeutic equivalent to the reference standard drug, Hydrocodone Bitartrate and Acetaminophen Tablets USP, 5 mg/300 mg, 7.5 mg/300 mg and 10 mg/300 mg, of Mikart, Inc. The product is also marketed under the brand names Vicodin®, Vicodin ES® and Vicodin HP®.  For the twelve months ended April 2017, total U.S. sales of Hydrocodone Bitartrate and Acetaminophen Tablets USP, 5 mg/300 mg, 7.5 mg/300 mg and 10 mg/300 mg, at AWP were approximately $67.1 million, according to IMS.

In June 2017, we also received approval to market and launch Hydrocodone Bitartrate and Acetaminophen Tablets USP, 5 mg/325 mg, 7.5 mg/325 mg and 10 mg/325 mg, the therapeutic equivalent to the reference listed drug, Norco® Tablets, 5 mg/325 mg, 7.5 mg/325 mg, and 10 mg/325 mg, of Allergan Pharmaceuticals International Limited.  The product is also marketed under the brand name Lortab® 5 mg/325 mg, 7.5 mg/325 mg, and 10 mg/325 mg.  For the twelve months ended April 2017, total U.S. sales of Hydrocodone Bitartrate and Acetaminophen Tablets USP, 5 mg/325 mg, 7.5 mg/325 mg and 10 mg/325 mg, at AWP were approximately $744.3 million, according to IMS.

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

We intend to ultimately transfer the formulation technology and manufacturing process for some of these R&D products to our own commercial manufacturing sites.  We initiated these outsourced R&D efforts to complement the progress of our own internal R&D efforts.  As of June 30, 2017, we had 19 ANDAs awaiting review and approval at the FDA.

We recorded R&D expenses of $42.1 million in fiscal year 2017, $45.1 million in fiscal year 2016 and $30.3 million in fiscal year 2015.  These amounts included expenses associated with bioequivalence studies, internal development resources as well as outsourced development.  While we manage all R&D from our principal executive office in Philadelphia, Pennsylvania, we have also been taking steps to capitalize on favorable development costs in other countries.  We have strategic relationships with various companies that either act as contract research organizations or API suppliers as well as dosage form manufacturers.  In addition, U.S.-based research organizations have been engaged for product development to enhance our internal development.  Fixed payment arrangements are established between Lannett and these research organizations and in some cases include a royalty provision.  Development payments are normally scheduled in advance, based on attaining development milestones.

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

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods from JSP accounted for 36% of our inventory purchases in fiscal year 2017, 52% in fiscal year 2016 and 68% in fiscal year 2015.  On March 23, 2004, the Company entered into an agreement with JSP for the exclusive distribution rights in the United States to the current line of JSP products, in exchange for 4.0 million shares of the Company’s common stock.  The JSP products covered under the agreement included Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules; Digoxin Tablets; and Levothyroxine Sodium Tablets, sold generically and under the brand-name Unithroid®.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 23, 2019.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and its designees.  The Company recorded a $20.1 million expense in cost of sales, which represented the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will continue to meet the minimum purchase requirement for Fiscal 2018 and thereafter.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

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

Customers and Marketing

We sell our products primarily to wholesale distributors, generic drug distributors, mail-order pharmacies, group purchasing organizations, chain drug stores and other pharmaceutical companies.  The pharmaceutical industry’s largest wholesale distributors, Amerisource Bergen, McKesson and Cardinal Health, accounted for 28%, 21% and 6%, respectively, of our total net sales in fiscal year 2017 and 25%, 16% and 7%, respectively, of our total net sales in fiscal year 2016.  Our largest chain drug store customer accounted for 5% of total net sales in fiscal year 2017 and fiscal year 2016.

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

Strong and dependable customer relationships have created a positive platform for us to increase our sales volumes.  Historically and in fiscal years 2017, 2016 and 2015, our advertising expenses were immaterial.  When our sales representatives make contact with a customer, we will generally offer to supply the customer our products at fixed prices.  If accepted, the customer’s purchasing department will coordinate the purchase, receipt and distribution of the products throughout its distribution centers and retail outlets.  Once a customer accepts our supply of a product, the customer typically expects a high standard of service, including timely receipt of products ordered, availability of convenient, user-friendly and effective customer service functions and maintaining open lines of communication.

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

Competition

The manufacturing and distribution of generic pharmaceutical products is a highly competitive industry.  Competition is based primarily on price.  In addition to competitive pricing, our competitive advantages are our ability to provide strong and dependable customer service by maintaining adequate inventory levels, employing a responsive order filling system and prioritizing timely fulfillment of orders.  We ensure that our products are available from national wholesale, chain drug and mail-order suppliers as well as our own warehouse.  The modernization of our facilities, hiring of experienced staff and implementation of inventory and quality control programs have improved our competitive cost position.

We compete with other manufacturers and marketers of generic and brand-name drugs.  Each product manufactured and/or sold by us has a different set of competitors.  The list below identifies the companies with which we primarily compete with respect to each of our major products:

Product	Primary Competitors

Acetazolomide Tablets	Heritage and Taro

Butalbital, Acetaminophen and Caffeine Tablets	Mallinckrodt, Mikart, Qualitest, Watson and West-Ward

Butalbital with Aspirin and Caffeine, with and without Codeine Phosphate Capsules	Teva and Breckenridge

C-Topical® Solution	Compounding pharmacies and combining two alternative drugs

Digoxin Tablets	Mylan, Impax, West-Ward, Sun and Par

Fluphenazine Tablets	Mylan

Levothyroxine Sodium Tablets	AbbVie, Pfizer, Mylan and Sandoz

Methylphenidate ER Tablets	Mallinckrodt, Mylan and Teva

Omeprazole Capsules	Sandoz, Dr. Reddy’s and Zydus

Ursodiol Capsules	Epic, Mylan and Teva

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

As of June 30, 2017, we have 9 paragraph IV certifications pending with the FDA.  Three of the P-IV certifications are currently being challenged.  In response to our P-IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our P-IV certification with respect to Thalomid®, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our P-IV certification with respect to Suprep®, Braintree Laboratories, Inc. filed a patent infringement lawsuit against the Company in March 2017.  Refer to Note 12 “Legal, Regulatory Matters and Contingencies” for further information on the current status of the aforementioned P-IV challenges.

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

In Fiscal 2015 and Fiscal 2016, the Company and certain affiliated individuals each were served with a grand jury subpoena relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.  Based on reviews performed to date by outside counsel, the Company currently believes that it has acted in compliance with all applicable laws and regulations and continues to cooperate with the federal investigation.

EPA Violation Notice

On July 13, 2017, the United States Department of Environmental Protection Agency (“EPA”) sent a Finding of Violation to KUPI alleging several violations of national emissions standards for hazardous air pollutants at KUPI’s Seymour, Indiana facility.  The EPA is giving the company the opportunity to discuss the matter with the agency before filing a formal complaint or assessing fines with respect to the alleged violations.  The Company is conducting an investigation into the matter and cannot reasonably predict the outcome of any potential EPA action at this time.

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

Employees

As of June 30, 2017, we had 1,126 employees.

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

In fiscal year 2017, 30% of our total net sales consists of distributed products manufactured by JSP.  Two of these products are Levothyroxine Sodium and Digoxin, which accounted for 27% and 2%, respectively, of our Fiscal 2017 total net sales and 30% and 4%, respectively, of our total net sales for Fiscal 2016.  On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extended the initial contract, which was due to expire on March 22, 2014, for five years through March 23, 2019.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.  If the supply of these products is interrupted in any way by any form of temporary or permanent business interruption to JSP, including but not limited to fire or other naturally-occurring, damaging event to their physical plant and/or equipment, condemnation of their facility, legislative or regulatory cease and desist declaration regarding their operations, FDA action or any interruption in their source of API for their products, our operating results could be materially adversely affected.  We do not have, at this time, a second source for these products.

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

Acquisitions are an important element of our overall corporate strategy and use of capital.  These transactions could be material to our financial condition and results of operations.  We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions.  We may compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may hinder or prevent us from acquiring a target company or completing another transaction, which could also result in significant diversion of management time, as well as substantial out-of-pocket costs.  The process of integrating an acquired company, business, or technology may create unforeseen operating difficulties and expenditures.  The areas where we may face risks include but are not limited to (i) diversion of management time and focus from operating our business to acquisition integration challenges, (ii) implementation or remediation of controls, procedures and policies at the acquired company, (iii) integration of the acquired company’s accounting, human resource and other administrative systems and coordination of product, engineering and sales and marketing functions, (iv) transition of operations, users and customers onto our existing platforms, (v) failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition, (vi) cultural challenges associated with integrating employees from the acquired company into our organization and retention of employees from the businesses we acquire and (vii) liability for activities of the acquired company before the acquisition, including infringement claims, violations of laws, commercial disputes, tax liabilities, claims from current and former employees and customers and other known and unknown liabilities.

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

We have been and may continue to be adversely affected by increased governmental rebates with respect to matters relating to the pricing of our products and we may experience pricing pressure on the price of certain of our products due to competitive pressure to lower the cost of drugs, which could reduce our revenue and future profitability.

There has been increased press coverage and increased scrutiny from regulatory and enforcement agencies and legislative bodies with respect to matters relating to the pricing of generic pharmaceuticals, including publicity and pressure resulting from prices charged by our competitors. We have experienced and may continue to experience downward pricing pressure on the price of our products due to competitive pressure to lower the cost of drugs to the ultimate consumer, which could reduce our revenue and future profitability.  This increased press coverage and public scrutiny have resulted in, and may continue to result in, investigations, and calls for investigations, by governmental agencies at both the federal and state level and have resulted in, and may continue to result in, claims brought against us by private parties or by regulators taking other measures that could have a negative effect on our business.  For a description of current and federal and state investigations and claims by private parties, see Note 12 “Legal, Regulatory Matters and Contingencies”.  Additional actions are possible.  It is not possible at this time to predict the ultimate outcome of any such investigations or claims or what other investigations or lawsuits or regulatory responses may result from such assertions, or their impact on our business, financial condition, results of operations, cash flows, and/or ordinary share price.  Any such investigation or claim could also result in reputational harm and reduced market acceptance and demand for our products, could harm our ability to market our products in the future, could cause us to incur significant expense, could cause our senior management to be distracted from execution of our business strategy, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.  Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing.  In recent years, both the U.S. House of Representatives and the U.S. Senate have conducted numerous hearings with respect to pharmaceutical drug pricing practices, including in connection with the investigation of specific price increases by pharmaceutical companies.  In addition to the effects of any investigations or claims brought against us described above, our revenue and future profitability could also be negatively affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.  Any of the events or developments described above could have a material adverse impact on our business, financial condition or results of operations, as well as on our reputation.

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

All pharmaceutical companies, including Lannett, are subject to extensive, complex, costly and evolving regulation by the federal government, including the FDA and, in the case of controlled drugs, the DEA and state government agencies.  The FDCA, the CSA and other federal statutes, regulations and guidances govern or influence the development, testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly and we cannot predict the extent to which we may be affected by legislative and regulatory developments.  We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products.  The FDA approval process for a particular product candidate can take several years and requires us to dedicate substantial resources to complete all activities necessary to secure approvals and we may not be able to obtain regulatory approval for our product candidates in a timely manner, or at all.  In order to obtain approval for our generic product candidates, we must demonstrate that our drug product is therapeutically equivalent to a drug previously approved by the FDA through the drug approval process, known as the reference listed drug (“RLD”) or reference standard drug (“RS”).  Bioequivalency may be demonstrated in vivo or in vitro by comparing the generic product candidate to the innovator drug product in dosage form, strength, route of administration, quality, dissolution performance characteristics and intended use.  The FDA may not agree that the bioequivalence studies we submit in the ANDA applications for our generic drug products are adequate to support approval.  If it determines that an ANDA application is not adequate to support approval, the FDA could deny our application or request additional information, including new bioequivalence studies, which could delay approval of the product and impair our ability to compete with other versions of the generic drug product.

Consequently, there is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.  We carry inventories of certain products in anticipation of launch and if such products are not subsequently launched, we may be required to write-off the related inventory.  Furthermore, the FDA also has the authority to withdraw drug approvals previously granted after a hearing and require a firm to remove these products from the market for a variety of reasons, including a failure to comply with applicable regulations or the discovery of previously unknown safety problems with the product.

Additionally, certain products marketed prior to the FDCA may be considered GRASE or Grandfathered.  GRASE products are those “old drugs that do not require prior approval from FDA in order to be marketed because they are generally recognized as safe and effective based on published scientific literature.”  Similarly, Grandfathered products are those which “entered the market before the passage of the 1906 Act, 1938 Act or the 1962 amendments to the Act.”  Under the Grandfathered drug clause, such a product is exempted from the “effectiveness requirements [of the act] if its composition and labeling have not changed since 1962 and if, on the day before the 1962 amendments became effective, it was (1) used or sold commercially in the United States, (2) not a new drug as defined by the act at that time and (3) not covered by an effective application.”  Recently, the FDA has increased its efforts to force companies to file and seek FDA approval for Grandfathered products.  Efforts have included issuing notices to companies currently producing these products to cease its distribution of said products.  Lannett currently manufactures and markets one product that is considered a Grandfathered product, C-Topical® Solution.  The Company has completed the Phase III clinical trial and our CRO is assembling the data for our New Drug Application.

In addition, we, as well as our suppliers of distributed products and raw materials and contract manufacturing, laboratory and research organizations, are subject to periodic inspection of facilities by the FDA, the DEA and other authorities to confirm that firms are in compliance with all applicable regulations.  The FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether systems and processes are in compliance with cGMP and other FDA regulations.  Following such inspections, the FDA may issue deficiencies noted during the inspection on Form 483.  A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations.  If more serious violations are identified, the FDA may take additional action, such as issuing warning letters, import alerts, etc.  The DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, record-keeping and distribution of drugs that are considered controlled substances.  Some of the pain management products we manufacture contain controlled substances.  The DEA periodically inspects facilities for compliance with its rules and regulations.  If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs.

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements can result in, among other things, delays in or denials of new product approvals, warning letters, import alerts, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and/or criminal prosecution.  Any of these or other regulatory actions could materially harm our operating results and financial condition.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Additionally, if the FDA were to undertake additional enforcement activities with Lannett’s Grandfathered products, their actions could result in, among other things, removal of some of the product from the market, seizure of the product and total or partial suspension of sales.  Any of these regulatory actions could materially harm our operating results and financial condition.

Our manufacturing operations as well as our suppliers’ manufacturing operations are subject to licensing by the FDA and/or DEA.  If we or our suppliers are unable to maintain the proper agency licensing arrangements, our operating results would be materially negatively impacted.

All of our manufacturing operations as well as those of our suppliers rely on maintaining active licenses to produce and develop generic drugs.  Specifically, our Cody Labs operations rely on a DEA license to directly import and convert raw concentrated poppy straw into several APIs or dosage forms.  This license is granted for a one year period and must be renewed successfully each year in order for us to maintain Cody Lab’s current operations and allow the Company to continue to work towards becoming a fully integrated narcotics supplier.  If the Company is unable to successfully renew its FDA and/or DEA licenses, the financial results of Lannett would be negatively impacted.

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

•entering into agreements whereby other generic companies will begin to market an AG, a generic equivalent of a branded product, at the same time or after generic competition initially enters the market;

•filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture and/or scale of generic products; and,

•introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the generic or the reference product for which we seek regulatory approval.

In the U.S., some pharmaceutical companies have lobbied Congress for amendments to the Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

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

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. For a description of intellectual property-related litigation matters, see Note 12 “Legal, Regulatory Matters and Contingencies.”  If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

Health care initiatives and other third-party payor cost-containment pressures have and could continue to cause us to sell our products at lower prices, resulting in decreased revenues.

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

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the Medicare and Medicaid Anti-Kickback Statute (the “Anti-Kickback Statute”), which apply to our sales and marketing practices and our relationships with physicians and other referral sources.  At the federal level, the Anti-Kickback Statute prohibits any person or entity from knowingly and willfully soliciting, receiving, offering, or paying any remuneration, including a bribe, kickback, or rebate, directly or indirectly, in return for or to induce the referral of patients for items or services covered by federal health care programs, or the furnishing, recommending, or arranging for products or services covered by federal health care programs.  Federal health care programs have been defined to include plans and programs that provide health benefits funded by the federal government, including Medicare and Medicaid, among others.  The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash and waivers of payments.  Several courts have interpreted the federal Anti-Kickback Statute’s intent requirement to mean that if even one purpose in an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under federal health care programs, the statute has been violated.  The federal government has issued regulations, commonly known as safe harbors that set forth certain provisions which, if fully met, will assure parties that they will not be prosecuted under the federal Anti-Kickback Statute.  The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement will be illegal or that prosecution under the federal Anti-Kickback Statute will be pursued, but such transactions or arrangements face an increased risk of scrutiny by government enforcement authorities and an ongoing risk of prosecution.  If our sales and marketing practices or our relationships with physicians are considered by federal or state enforcement authorities to be knowingly and willfully soliciting, receiving, offering, or providing any remuneration in exchange for arranging for or recommending our products and services and such activities do not fit within a safe harbor, then these arrangements could be challenged under the federal Anti-Kickback Statute.

If our operations are found to be in violation of the federal Anti-Kickback Statute we may be subject to civil and criminal penalties including fines of up to $25 thousand per violation, civil monetary penalties of up to $50 thousand per violation, assessments of up to three times the amount of the prohibited remuneration, imprisonment and exclusion from participating in the federal health care programs.  Violations of the Anti-Kickback Statute also may result in a finding of civil liability under the federal False Claims Act (as further discussed below) and the potential imposition of additional civil fines and monetary penalties that could be substantial.  In addition, HIPAA and its implementing regulations created two new federal crimes: health care fraud and false statements relating to health care matters.  The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private payors.  A violation of this statue is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs.  The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items, or services.

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

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements as well as sales and marketing practices.  For example, many government and third-party payors, including Medicare and Medicaid, reimburse doctors and others for the purchase of certain pharmaceutical products based on the product’s AWP reported by pharmaceutical companies, although the Company has not used the term AWP since 2000.  The federal government, certain state agencies and private payors are investigating and have begun to file court actions related to pharmaceutical companies’ reporting practices with respect to AWP, alleging that the practice of reporting prices for pharmaceutical products has resulted in a false and overstated AWP, which in turn is alleged to have improperly inflated the reimbursement paid by Medicare beneficiaries, insurers, state Medicaid programs, medical plans and others to health care providers who prescribed and administered those products. In addition, some of these same payors are also alleging that companies are not reporting their “best price” to the states under the Medicaid program.

Furthermore, under the FDCA, it is illegal for pharmaceutical companies to promote their products for uses that are not approved by the FDA, and companies that market drugs for so-called “off-label” indications may be subject to civil liability under the federal False Claims Act (as further discussed below), as well as to criminal penalties.  Over the past decade, numerous lawsuits have been filed against pharmaceutical companies challenging their off-label promotional activities, and pharmaceutical companies, in the aggregate, have paid billions of dollars to defend and settle these cases.

We may become subject to federal and state false claims litigation brought by private individuals and the government.

We are subject to state and federal laws that govern the submission of claims for reimbursement.  The Federal False Claims Act (“FFCA”) imposes civil liability on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government.  Violations of the FFCA and other similar laws may result in criminal fines, imprisonment and substantial civil penalties for each false claim submitted (including civil penalties presently in excess of $21,000 per claim, plus treble damages, plus liability for attorney’s fees) and exclusion from federally funded health care programs, including Medicare and Medicaid.  The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA.  These suits, also known as Qui Tam or whistleblower actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed.  These suits have increased significantly in recent years because the FFCA allows an individual to share in the amounts paid to the federal government in fines or settlement as a result of a successful Qui Tam action, in addition to the recovery of legal fees in bringing such an action.  If our past or present operations are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results, action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors, major retail drug store chains and mail-order pharmacies.  These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S.  This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains.  As a result, a small number of large wholesale distributors control a significant share of the market and the number of independent drug stores and small drug store chains has decreased.  We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Lannett.

Our three largest customers accounted for 28%, 21% and 6%, respectively, of our total net sales for Fiscal 2017 and 25%, 16% and 7%, respectively, of our total net sales for Fiscal 2016.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, the Company generally does not enter into long-term supply agreements with its customers that would require them to purchase our products.

A relatively small group of products may represent a significant portion of our revenues, gross profit, or net earnings from time to time.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings.  For the fiscal years ended June 30, 2017, 2016 and 2015, our top five products in terms of sales, in the aggregate, represented approximately 53%, 57% and 78%, respectively, of our total net sales.  If the volume or pricing of our largest selling products decline in the future, our business, financial condition, results of operations, cash flows and/or share price could be materially adversely affected.  See Item 1. Description of Business for more information on our top products.

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

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the U.S. (“GAAP”), we review our goodwill and indefinite lived intangible assets for impairment at least annually and when there are changes in circumstances.  In the first quarter of Fiscal 2017, we recorded a $65.1 million impairment charge upon receiving notice from the FDA that it would seek to withdraw approval of the Company’s Methylphenidate ER ANDA.  In the second quarter of Fiscal 2017, we recorded a $23.0 million impairment charge related to an abandonment of a project within KUPI’s intellectual property research and development (“IPR&D”) portfolio.  We may be required to record additional significant charges to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite lived intangible assets is determined, resulting in a negative effect on our results of operations.

We expend a significant amount of resources on research and development efforts that may not lead to successful product introductions.

We conduct R&D primarily to enable us to gain approval for, manufacture, and market pharmaceuticals in accordance with applicable laws and regulations. We also partner with third parties to develop products. We cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on R&D efforts and are not able, ultimately, to introduce successful new and/or complex products as a result of those efforts, there could be a material adverse effect on our business, financial condition, results of operations, cash flows, and/or the price of our common stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payers, including Medicare, Medicaid, Health Maintenance Organization and Managed Care Organization, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s AWP or wholesale acquisition cost (“WAC”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s has led to excessive payments for prescription drugs.  For a description of current and federal and state investigations and claims by private parties, see Note 12 “Legal, Regulatory Matters and Contingencies.”  Additional actions are possible.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The market price of our common stock has been volatile and may continue to be volatile in the future, and the value of any investment in our common stock could decline significantly.

The market price for our shares of common stock listed on the NYSE has fluctuated significantly from time to time, for example, varying between an intra-day high of $39.99 to an intra-day low of $16.75 during Fiscal 2017. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risks described in this section.  Further, the stock market for pharmaceutical companies has recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for pharmaceutical companies.  These broad market and industry factors have negatively impacted, and in the future may seriously negatively impact, the market price of our common stock, regardless of our operating performance.  Our stock market price may also be dependent upon the valuations and recommendations of the analysts who cover our business.  If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline.  In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies and we have been subject to one such suit, as further described in Note 12 “Legal, Regulatory Matters and Contingencies”.  Such suits could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, results of operations and financial condition.

Risks Related to our Acquisition (the “Acquisition”) of Kremers Urban Pharmaceuticals, Inc. (“KUPI”)

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

We currently have substantial indebtedness. As of June 30, 2017, we had total indebtedness of $983.0 million, which primarily consists of an amended term loan facility (the “Amended Term Loan Facility”).  We also have an undrawn $125.0 million revolving credit facility (the “Revolving Credit Facility”).  The Amended Term Loan Facility consists of an initial $910.0 million senior secured term loan facility (the “Senior Secured Term Loan Facility”), which was amended in June 2016 to include an additional $150.0 million incremental term loan (the “Incremental Term Loan”).  The Amended Term Loan Facility, together with the Revolving Credit Facility comprises the amended senior secured credit facility (the “Amended Senior Secured Credit Facility”).

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

Borrowings under the Amended Senior Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels.  If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remained the same and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.  Based on total indebtedness as of June 30, 2017 and the assumption that interest rates are above the interest rate floor set forth in the Amended Senior Secured Credit Facility, each 1/8th percentage point change in interest rates would result in a $1.2 million change in annual interest expense on our indebtedness under the Amended Senior Secured Credit Facility.

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

ITEM 2.                                                DESCRIPTION OF PROPERTY

Lannett owns five facilities in Philadelphia, Pennsylvania.  Certain administrative functions, manufacturing and production facilities and our quality control laboratory are located in a 31,000 square foot facility at 9000 State Road, Philadelphia, PA.  The second facility consists of 63,000 square feet and is located within one mile of the State Road facility at 9001 Torresdale Avenue, Philadelphia, PA.  Our research and development function is located at this location.  Additionally, the facility has capacity for additional manufacturing space, if needed.  We also own a building at 13200 Townsend Road Philadelphia, PA consisting of 66,000 square feet on 7.3 acres of land which is used for certain administrative functions, warehouse space and shipping.  It also has capacity for additional manufacturing space, if needed.

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

KUPI’s 432,000 square foot Seymour, Indiana facility contains approximately 107,000 square feet of manufacturing space as well as a leased 116,000 square foot temperature/humidity controlled storage warehouse.  The Seymour facility has had satisfactory inspections conducted by the FDA and EMA and similar regulatory authorities of Japan, Taiwan, Brazil, Korea and Turkey.  Since 2008, KUPI has made significant improvements to its facility and equipment.  These improvements enabled the facility to increase production from approximately 1.2 billion doses in 2008 to over 2.7 billion doses in 2014.  KUPI also completed a 20,000 square foot expansion of the facility which increased capacity to 3.9 billion doses.

ITEM 3.                                                LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 “Legal, Regulatory Matters and Contingencies” under Item 15. Exhibits and Financial Statement Schedules and is incorporated by reference herein.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the NYSE.  The following table sets forth certain information with respect to the intraday high and intraday low sales prices per share of the Company’s common stock during Fiscal 2017 and 2016, as quoted by the NYSE.

Fiscal Year Ended June 30, 2017

	High	Low

First quarter	$39.99	$23.78

Second quarter	$28.21	$16.75

Third quarter	$23.95	$18.25

Fourth quarter	$27.90	$17.80

Fiscal Year Ended June 30, 2016

	High	Low

First quarter	$62.90	$40.85

Second quarter	$49.44	$33.13

Third quarter	$40.66	$16.91

Fourth quarter	$26.25	$17.05

Holders

As of June 30, 2017, there were 547 holders of record of the Company’s common stock.

Dividends

The Company did not pay cash dividends in Fiscal 2017 or Fiscal 2016.  The Company intends to use available funds for working capital, to pay down outstanding debt, plant and equipment additions, various product extension ventures and mergers and acquisitions or other growth opportunities.  In addition, the Company is subject to certain restrictions on dividends under its Amended Senior Secured Credit Facility.  The Company does not expect to pay, nor should stockholders expect to receive, cash dividends in the foreseeable future.

The following table sets forth certain information with respect to the Company’s share repurchase activity.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (In thousands)	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2017	1,589	$24.30	—	$—
May 1 to May 31, 2017	501	27.15	—	—
June 1 to June 30, 2017	330	18.85	—	—
Total	2,420	24.15	—	—

*Shares were repurchased to settle employee tax withholding obligations pursuant to equity award programs.

Stock Performance Chart

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of various indexes for the period of five fiscal years commencing July 1, 2012 and ending June 30, 2017.  The graph assumes that $100 was invested on July 1, 2012 in each of the various indexes.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following financial information as of and for the five years ended June 30, 2017, has been derived from our consolidated financial statements.  This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere herein.

Lannett Company, Inc. and Subsidiaries

Financial Highlights

(In thousands, except per share data) As of and for the Fiscal Year Ended June 30,	2017	2016	2015	2014	2013
Operating Highlights

Net sales	$637,341	$566,091	$406,837	$273,771	$151,054
Settlement agreement	$(4,000)	$(23,598)	$—	$—	$—
Total net sales	$633,341	$542,493	$406,837	$273,771	$151,054
Gross profit	$301,213	$286,493	$306,356	$154,408	$57,420
Operating income	$86,446	$130,758	$226,487	$88,089	$18,757
Net income (loss) attributable to Lannett Company, Inc.	$(581)	$44,782	$149,919	$57,101	$13,317
Basic earnings (loss) per common share attributable to Lannett Company, Inc.	$(0.02)	$1.23	$4.18	$1.70	$0.47
Diluted earnings (loss) per common share attributable to Lannett Company, Inc.	$(0.02)	$1.20	$4.04	$1.62	$0.46

Balance Sheet Highlights

Total Assets	$1,603,312	$1,764,018	$508,766	$342,773	$167,752
Total Debt	$903,647	$1,061,848	$1,009	$1,138	$6,514
Long-Term Debt, net	$843,530	$883,612	$874	$1,009	$5,844
Total Stockholders’ Equity	$561,122	$554,457	$463,766	$294,765	$128,809

Settlement agreement relates to a Settlement Agreement Release and Mutual Release with one of the Company’s former customers.  Refer to Note 22 “Settlement Agreement” for additional information.

On November 25, 2015, the Company completed the acquisition of KUPI.  The Company’s Consolidated Statements of Operations for Fiscal 2016 and Fiscal 2017 includes the impact of KUPI from that date.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes significant changes in the financial condition and results of operations, as well as liquidity and capital resources of the Company.  Additionally, it addresses accounting policies that management has deemed are “critical accounting policies.”  This discussion and analysis is intended as a supplement to and should be read in conjunction with the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and other sections of this Form 10-K.

The following discussion contains forward-looking statements.  You should refer to the “Cautionary Statement Regarding Forward-Looking Statements” set forth in Part I of this Annual Report.

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

Financial Summary

For Fiscal 2017, net sales increased to $637.3 million compared to $566.1 million in the same prior-year period.  Total net sales, which included a $4.0 million adjustment relating to the Fiscal 2016 settlement agreement amount, increased to $633.3 million compared to $542.5 million in the prior-year period, which included a $23.6 million reduction for a settlement agreement.  Gross profit, which includes the settlement agreement adjustment in both periods, increased $14.7 million to $301.2 million, compared to the prior-year period and gross profit percentage decreased to 48% compared to 53% in Fiscal 2016.  Excluding the impact of the settlement agreement, gross profit as a percentage of net sales decreased to 48% from 55% in the prior-year period.  R&D expenses decreased 7% to $42.1 million compared to the prior-year period while SG&A expenses increased 8% to $73.5 million.

Acquisition and integration-related expenses decreased to $4.0 million from $27.2 million in the prior-year period.  Restructuring expenses totaled $7.2 million in both Fiscal 2017 and 2016.  Operating income for Fiscal 2017, which included an $88.1 million intangible assets impairment charge, was $86.4 million compared to $130.8 million in the prior-year period, which included an $8.0 million intangible asset impairment charge.  Net loss attributable to Lannett Company, Inc. for Fiscal 2017 was $581 thousand, or $0.02 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior year, which included a $3.0 million loss on extinguishment of debt, was $44.8 million, or $1.20 per diluted share.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations — Fiscal 2017 compared to Fiscal 2016

Total net sales, which included a $4.0 million reduction for an adjustment to the Fiscal 2016 Settlement Agreement amount, increased to $633.3 million from $542.5 million in the prior-year period, which included a $23.6 million reduction for the Fiscal 2016 Settlement Agreement.  The Fiscal 2016 Settlement Agreement relates to a Settlement Agreement Release and Mutual Release with one of the Company’s former customers.  Refer to Note 22 “Settlement Agreement” for additional information.

Net sales increased 13% to $637.3 million for the fiscal year ended June 30, 2017.  The following table identifies the Company’s approximate net product sales by medical indication for the fiscal years ended June 30, 2017 and 2016:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2017	2016
Antibiotic	$16,748	$14,558
Anti-Psychosis	58,625	5,462
Cardiovascular	50,628	53,541
Central Nervous System	39,451	36,291
Gallstone	48,600	67,348
Gastrointestinal	71,887	52,699
Glaucoma	18,763	25,336
Migraine	29,014	21,776
Muscle Relaxant	13,636	5,403
Obesity	3,956	3,809
Pain Management	26,135	29,804
Respiratory	10,516	9,982
Thyroid Deficiency	174,005	162,411
Urinary	14,695	17,398
Other	43,240	38,230
Contract manufacturing revenue	17,442	22,043
Net sales	637,341	566,091
Settlement agreement	(4,000)	(23,598)
Total net sales	$633,341	$542,493

The increase in net sales was primarily driven by additional sales of KUPI products of $87.9 million due to the timing of the acquisition as well as increased volumes of $21.5 million, partially offset by decreased average selling price of products of $38.2 million.  Average selling prices were impacted by competitive pricing pressure across a number of products, product mix and changes within distribution channels.

Effective January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $10.2 million in Fiscal 2017.

The following chart details price, volume and acquisition changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	59%	(44)%	—
Anti Psychosis	13%	960%	—
Cardiovascular	(1)%	(30)%	26%
Central Nervous System	(9)%	(31)%	49%
Gallstone	(16)%	(12)%	—
Gastrointestinal	5%	(29)%	60%
Glaucoma	(2)%	(24)%	—
Migraine	49%	(16)%	—
Muscle Relaxant	339%	(187)%	—
Obesity	27%	(23)%	—
Pain Management	1%	(13)%	—
Respiratory	(16)%	(19)%	40%
Thyroid Deficiency	12%	(5)%	—
Urinary	(26)%	(38)%	50%

Central Nervous System.  Methylphenidate Hydrochloride Extended Release Tablets (“Methylphenidate ER”)

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

The Company sells its products to customers through various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the fiscal year ended June 30:

(In thousands) Customer Distribution Channel	June 30, 2017	June 30, 2016
Wholesaler/Distributor	$487,969	$419,375
Retail Chain	82,864	84,614
Mail-Order Pharmacy	49,066	40,059
Contract manufacturing revenue	17,442	22,043
Net sales	637,341	566,091
Settlement agreement	(4,000)	(23,598)
Total net sales	$633,341	$542,493

Net sales to wholesaler/distributor and mail-order pharmacies increased primarily as a result of additional net sales related to the KUPI acquisition.  Net sales to retail chain decreased as a result of strategic partnerships within the industry, in which certain retailers have begun to submit orders through the wholesalers.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles, for Fiscal 2017 increased $76.1 million to $332.1 million.  The increase was primarily attributable to additional cost of sales from KUPI due to the timing of the acquisition, partially offset by the effects of purchase accounting related to the amortization of inventory step-up of $17.0 million in Fiscal 2016.  Product royalties expense included in cost of sales totaled $19.0 million for Fiscal 2017 and $17.0 million for Fiscal 2016.  Amortization expense included in cost of sales totaled $32.1 million for Fiscal 2017 and $18.6 million for Fiscal 2016.  The increase primarily reflected additional amortization of the acquired intangibles from the acquisition of KUPI.

Gross Profit.  Gross profit for the fiscal year ended June 30, 2017 increased 5% to $301.2 million or 48% of total net sales.  In comparison, gross profit for the fiscal year ended June 30, 2016 was $286.5 million or 53% of total net sales.  The decrease in gross profit percentage was attributable to the dilutive impact of KUPI products, sales mix, changes within distribution channels, additional amortization of intangibles, as well as amortization of inventory step-up and depreciation of property, plant and equipment related to the acquisition of KUPI.

Research and Development Expenses.  Research and development expenses decreased 7% to $42.1 million for the fiscal year ended June 30, 2017 compared to $45.1 million in the prior-year period.  The decrease was primarily due to lower product development and bio-equivalency studies expenses in the current-year period, partially offset by an increase due to the timing of the KUPI acquisition, as well as a $3.8 million write-off of inventory related to the delay of an anticipated approval.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 8% to $73.5 million for the fiscal year ended June 30, 2017 compared with $68.3 million in the prior-year period.  The increase was primarily due to the timing of the KUPI acquisition, which resulted in additional selling, general and administrative expenses.  Increased headcount as well as additional legal and consulting costs also contributed to the increase.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $23.2 million to $4.0 million for the fiscal year ended June 30, 2017 compared with $27.2 million compared to the prior-year period. The decrease was due to higher costs during Fiscal 2016 associated with the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses were consistent with the prior-year period as a result of an increase in facility closure costs, offset by a decrease in employee separation costs.

Intangible Assets Impairment Charge.  On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  As a result of the notice, the Company performed an impairment analysis including a review of revised net sales projections for Methylphenidate ER.  This analysis resulted in the Company recording a $65.1 million impairment charge in the first quarter of Fiscal 2017.  Additionally, in the second quarter of Fiscal 2017, the Company abandoned a project within KUPI’s in-process research and development portfolio.  The value assigned to the project was $23.0 million.  Accordingly, the Company recorded a $23.0 million impairment charge in the second quarter.

Other Income (Loss).  Interest expense in Fiscal 2017 totaled $89.4 million compared to $65.9 million in the prior-year period.  The fiscal year ended June 30, 2016 included approximately seven months of interest expense related to the acquisition of KUPI as compared to the twelve months ended June 30, 2017.   The weighted average interest rate for Fiscal 2017 was 8.0%.  Investment income in Fiscal 2017 totaled $3.8 million compared to investment income of $368 thousand in the prior-year period.

The Company also recorded a $3.0 million loss on extinguishment of debt related to the repurchase of the 12.0% Senior Notes in the fourth quarter of Fiscal 2016.

Income Tax.  The Company recorded income tax expense for the fiscal year ended June 30, 2017 of $1.1 million compared to $17.3 million for the fiscal year ended June 30, 2016.  The effective tax rate for the fiscal year ended June 30, 2017 was 199.5%, compared to 27.9% for the prior-year period.  The increase in the effective tax rate in the fiscal year ended June 30, 2017 as compared to the fiscal year ended June 30, 2016 was primarily due to the impact of state deferred income tax in Fiscal 2017 relative to pre-tax income.

At June 30, 2017 and 2016, the Company had recognized a net deferred tax asset of $52.8 million and $52.4 million, respectively.  The net deferred tax assets as of June 30, 2017 and 2016 are reduced by a valuation allowance of $6.4 million and $3.9 million, respectively, which are primarily related to the realizability of deferred tax assets for various states, the impairment on the Cody note receivable as well as foreign net operating losses.  The Company increased the valuation allowance in Fiscal 2017 primarily related to an increase of state deferred tax assets.

Net Income (Loss).  For the fiscal year ended June 30, 2017, the Company reported net loss attributable to Lannett Company, Inc. of $581 thousand, or $0.02 basic and diluted per share.  Comparatively, net income attributable to Lannett Company, Inc. in the prior-year was $44.8 million, or $1.23 basic and $1.20 per diluted share.

Results of Operations — Fiscal 2016 compared to Fiscal 2015

Total net sales, which included a $23.6 million reduction for a settlement agreement, increased to $542.5 million from $406.8 million in the prior-year period.  The settlement agreement relates to a Settlement Agreement Release and Mutual Release with one of the Company’s former customers.  Refer to Note 22 “Settlement Agreement” for additional information.

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

The following chart details price, volume and acquisition changes by medical indication:

Medical indication	Sales volume change %	Sales price change %	Acquisition change %
Antibiotic	33%	(15)%	—
Cardiovascular	(20)%	(25)%	42%
Central Nervous System	—	—	100%
Gallstone	13%	(10)%	—
Gastrointestinal	—	—	100%
Glaucoma	19%	1%	—
Gout	(95)%	—	—
Migraine	(3)%	(13)%	—
Muscle Relaxant	(34)%	(4)%	—
Obesity	(5)%	—	—
Pain Management	(7)%	15%	—
Respiratory	—	—	100%
Thyroid Deficiency	17%	(11)%	—
Urinary	500%	(176)%	7783%

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

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At June 30, 2017, working capital was $331.5 million as compared to $306.1 million at June 30, 2016, an increase of $25.4 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations, which we expect will be sufficient to service our outstanding debt.

Net cash from operating activities of $165.4 million for the fiscal year ended June 30, 2017 reflected net loss of $547 thousand, adjustments for non-cash items of $170.7 million, as well as cash used by changes in operating assets and liabilities of $4.8 million.  In comparison, net cash from operating activities of $135.3 million for the fiscal year ended June 30, 2016 reflected net income of $44.9 million, adjustments for non-cash items of $48.1 million, as well as cash provided by changes in operating assets and liabilities of $42.3 million.

Significant changes in operating assets and liabilities from June 30, 2016 to June 30, 2017 are comprised of:

•                  An increase in prepaid income taxes totaling $17.7 million mainly due to estimated tax payments made during Fiscal 2017 relative to estimated taxable income.

•                  An increase in inventories of $7.7 million primarily due to the timing of customer order fulfillment.

•                  An increase in rebates payable of $14.4 million due to an increase in rebate-eligible sales to government programs as well as the timing of processed rebates.

•                  An increase in accounts payable totaling $5.0 million due to the timing of payments.

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

Net cash used in investing activities of $58.7 million for the fiscal year ended June 30, 2017 was primarily due to purchases of investment securities of $77.9 million and purchases of property, plant and equipment of $48.7 million, partially offset by proceeds from the sale of investment securities of $67.8 million.  Net cash used in investing activities of $959.1 million for the fiscal year ended June 30, 2016 is mainly the result of the acquisition of KUPI totaling $934.2 million (net of cash acquired), purchases of investment securities of $40.5 million and purchases of property, plant and equipment of $24.3 million, partially offset by proceeds from the sale of investment securities of $39.9 million.

Net cash used in financing activities of $213.8 million for the fiscal year ended June 30, 2017 was primarily due to debt repayments of $178.2 million, payment of contingent consideration to UCB of $35.0 million, purchases of treasury stock totaling $1.9 million and purchase of the noncontrolling interest in Realty of $1.5 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $2.8 million.  Net cash provided by financing activities of $848.2 million for the fiscal year ended June 30, 2016 was primarily due to proceeds from the issuance of debt totaling $1.0 billion, short-term borrowings under the revolving credit facility of $125.0 million, proceeds from issuance of stock pursuant to stock compensation plans of $4.1 million and excess tax benefits on stock option exercises of $1.5 million, partially offset by debt repayments of $295.0 million, payments of debt issuance costs totaling $34.7 million and purchases of treasury stock totaling $1.3 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of June 30, 2017 are as follows:

Amended Senior Secured Credit Facility

On November 25, 2015, in connection with its acquisition of KUPI, Lannett entered into a credit and guaranty agreement (the “Credit and Guaranty Agreement”) among certain of its wholly-owned domestic subsidiaries, as guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent and other lenders providing for a senior secured credit facility (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consisted of Term Loan A in an aggregate principal amount of $275.0 million, Term Loan B in an aggregate principal amount of $635.0 million and a revolving credit facility providing for revolving loans in an aggregate principal amount of up to $125.0 million.  On April 8, 2016, the Company drew down the full $125.0 million Revolving Credit Facility for working capital and other general purposes.  In the third quarter of Fiscal 2017, the Company made voluntary payments totaling $100.0 million against its outstanding revolving credit facility balance.  In the fourth quarter of Fiscal 2017, the Company repaid the remaining $25.0 million revolving credit facility balance.  As of June 30, 2017, there was no balance outstanding under the revolving credit facility.

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

The interest rates applicable to the Amended Term Loan Facility are based on a fluctuating rate of interest of the greater of an adjusted LIBOR and 1.00%, plus a borrowing margin of 4.75% (for Term Loan A Facility) or 5.375% (for Term Loan B Facility).  The interest rates applicable to the Revolving Credit Facility is based on a fluctuating rate of interest of an adjusted LIBOR plus a borrowing margin of 4.75%.  The interest rate applicable to the unused commitment for the Revolving Credit Facility was initially 0.50%.  Since March 2016, the interest margins and unused commitment fee on the Revolving Credit Facility have been subject to a leveraged based pricing grid.

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

Cody Mortgage

Realty owns land and a building which is being leased to Cody Labs.  Realty has a mortgage loan with the First National Bank of Cody related to its land and building.  As of June 30, 2017 and June 30, 2016, the effective rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of June 30, 2017, $735 thousand is outstanding under the mortgage loan, of which $147 thousand is classified as currently due.

Other Liquidity Matters

Material Suppliers

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will continue to meet the minimum purchase requirement for Fiscal 2018 and thereafter.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the agreement.

Cody Expansion

In January 2017, the Company announced a $50 million expansion plan in conjunction with Forward Cody to expand operations in Cody, WY.

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

Contractual Obligations

The following table represents annual contractual obligations as of June 30, 2017:

		Less than 1			More than 5
(In thousands)	Total	year	1-3 years	3-5 years	Years
Long-Term Debt	$982,991	$60,117	$134,005	$257,714	$531,155
Operating Lease Obligations	10,717	1,159	2,160	2,160	5,238
Purchase Obligations	95,821	72,571	23,250	—	—
Interest on Obligations	259,206	60,608	109,202	77,881	11,515
Total	$1,348,735	$194,455	$268,617	$337,755	$547,908

Long-term debt and interest on obligations amounts above primarily relate to the Company’s Amended Senior Secured Credit Facility.  Refer to Note 11 “Long-Term Debt” for additional information.

Interest on obligations was calculated based on interest rates in effect at June 30, 2017.

The purchase obligations above is primarily due to the JSP Distribution Agreement.  If the minimum purchase requirement is not met, JSP has the right to terminate the contract within 60 days of Lannett’s failure to meet the requirement.  If JSP terminates the contract, Lannett does not pay any fee, but could lose its exclusive distribution rights in the United States.  If Lannett’s management believes that it is not in the Company’s best interest to fulfill the minimum purchase requirements, it can also terminate the contract without any penalty.  If either party were to terminate the purchase agreement, there would be a significant impact on the financial position, results of operations and operating cash flows of the Company.  See Note 21 “Material Contracts with Suppliers” to our Consolidated Financial Statements for more information on the terms, conditions and financial impact of the JSP Distribution Agreement.

Operating lease obligations primarily relate to a 116,000 square foot leased warehouse in Seymour, Indiana as well as a 25 year lease with Forward Cody, which commenced on April 2015.

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

Prospects for the Future

Over the last several years, we have grown to be a formidable generic drug company.  We have earned the respect of our customers by our continuous growth in product offerings and our extraordinary service as a reliable supplier.  The Company’s strong regulatory record and the ability to respond to our customers’ needs make our Company a desirable supplier.  In 2016, we won the prestigious Diana Award for Best Generic Manufacturer from the Healthcare Distribution Alliance.

The Company is strengthening and building momentum to grow within the generic pharmaceutical industry organically and through mergers and acquisitions.  The acquisitions of Silarx and KUPI demonstrates our ability to grow through M&A.

One initiative at the core of the Company’s long term strategy is our plan to vertically integrate our supply chain.  Acquired in 2007, we continue leveraging Cody Labs.  In July 2008, the DEA granted Cody Labs a license to directly import concentrated poppy straw for extraction into opioid-based active pharmaceutical ingredients (“APIs”) such as Morphine Base, Hydromorphone, Hydrocodone and Oxycodone, for use in various dosage forms for pain management.  The value of this license comes from the successful development of patentable processes.  Cody Labs has filed and received numerous patents using their expertise in API development and manufacture.  Our technical skills allow the Company to perform in a market with high barriers to entry and limited foreign and domestic competition.

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

In January 2017, the Company announced a $50 million expansion to our Cody Labs’ facilities.

The Company believes that demand for controlled substances and pain management drugs, having grown from $3 billion in 2005 to over $31 billion today, will continue based upon the “Baby Boomer” demographics.  By concentrating additional resources in the development of opioid-based APIs and dosage forms, as well as drugs used to treat addiction, the Company is well-positioned to take advantage of this opportunity. The Company is currently vertically integrated on three products, with several others in various stages of development.

One product that the Company manufactures is a brand drug for use in nasal surgery.  Our C-Topical® Solution brand of cocaine hydrochloride involves the successful patented synthetic process developed by Cody. This product is being manufactured and marketed under the product name C-Topical® Solution. This product is an analgesic topical solution, with vasoconstriction as a side effect, for use primarily by ear, nose and throat physicians during surgical procedures. This product represents the Company’s first foray into the brand market.  Currently, we have completed the Phase III study and our CRO is assembling the data that Lannett’s regulatory department will use to file our New Drug Application.  As the Company continues to invest in and focus on process and manufacturing optimization, Cody Labs will continue to be an important part of our future growth plan.

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

In addition to focusing on the development and manufacture of opioid-based APIs and dosage forms, the Company has made a decision to develop products which require a paragraph four (“P-IV”) certification when filing the ANDA. A P-IV certification is required when an ANDA is submitted for a product for which the innovator’s patent has not yet expired. The certification must state whether the patent on the reference listed drug (“RLD”) is being challenged on grounds of it being invalid, or if the patent is being circumvented.  This path to product approval represents an opportunity for our Company, because we do not have to wait until a particular patent expires to potentially enter the market.  Secondly, if our Company is the first-to-file a P-IV certification on a product and we successfully invalidate or circumvent the patent, the FDA may grant 180 days of market exclusivity.  This allows us to be the sole competitor to the brand currently on the market for six months unless the innovator company sells an AG.  During this market exclusivity period, we could capture a significant portion of the market from the brand company at reasonably higher prices than our older products.

The Company filed its first ANDA with a P-IV certification in Fiscal 2013.  As of June 30, 2017, we have 9 paragraph IV certifications pending with the FDA.  Three of the P-IV certifications are currently being challenged.  In response to our P-IV certification with respect to the Zomig® nasal spray product, AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. filed two patent infringement complaints against the Company in July 2014.  In response to our P-IV certification with respect to Thalomid®, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit against the Company in January 2015.  In response to our P-IV certification with respect to Suprep®, Braintree Laboratories, Inc. filed a patent infringement lawsuit against the Company in March 2017.  Refer to Note 12 “Legal, Regulatory Matters and Contingencies” for further information on the current status of the aforementioned P-IV challenges.

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

The FDA inspected our overseas pharmacokinetic subsidiary Darmantest Laboratory as well as Firmplace, a joint-venture stability lab this fall.  Both Darmantest and Firmplace passed inspection.  These operations may result in lower costs for stability and bioequivalency studies in the future.

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

Management has identified the following as “Critical Accounting Policies”: Revenue Recognition, Inventories, Income Taxes, Business Combinations, Valuation of Long-Lived Assets, including Goodwill and Intangible Assets, In-Process Research and Development and Share-based Compensation.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $175.8 million and $176.1 million at June 30, 2017 and June 30, 2016, respectively.  Rebates payable at June 30, 2017 and June 30, 2016 included $44.6 million and $21.9 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue reserve for fiscal years 2017, 2016 and 2015:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2014	$30,320	$15,091	$9,341	$1,787	$56,539
Additions related to the Silarx acquisition	1,042	1,176	712	—	2,930
Current period provision	338,668	83,364	17,707	30,661	470,400
Credits issued during the period	(334,229)	(79,133)	(8,551)	(30,920)	(452,833)
Balance at June 30, 2015	35,801	20,498	19,209	1,528	77,036
Additions related to the KUPI acquisition	49,333	38,471	20,498	6,455	114,757
Current period provision	646,926	189,210	21,298	49,976	907,410
Credits issued during the period	(645,565)	(194,095)	(20,412)	(41,108)	(901,180)
Balance at June 30, 2016	86,495	54,084	40,593	16,851	198,023
Additions related to the KUPI acquisition	—	8,329	5,955	—	14,284
Current period provision	881,283	297,050	25,416	53,398	1,257,147
Credits issued during the period	(888,241)	(271,847)	(29,829)	(59,153)	(1,249,070)
Balance at June 30, 2017	$79,537	$87,616	$42,135	$11,096	$220,384

For the fiscal years ended June 30, 2017, 2016 and 2015, as a percentage of gross sales the provision for chargebacks was 47.0%, 44.6% and 38.6%, respectively, the provision for rebates was 15.8%, 13.0% and 9.5%, respectively, the provision for returns was 1.4%, 1.5% and 2.0%, respectively and the provision for other adjustments was 2.8%, 3.4% and 3.5%, respectively.

The increase in total reserves from June 30, 2016 to June 30, 2017 was mainly due to additional sales incentives as well as an increase in the rebates reserve for potential liabilities related to pre-acquisition KUPI overcharges to a government entity.  The activity in the “Other” category includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  In the first quarter of Fiscal 2017, the Company recorded a $6.0 million measurement-period adjustment to the Returns reserve acquired in the KUPI acquisition.  In the second quarter of Fiscal 2017, the Company recorded a $8.3 million adjustment to the Rebates reserve for potential overcharges to a government entity related to the KUPI acquisition.  The amount is fully indemnified per the Stock Purchase Agreement as discussed in Note 12. “Legal, Regulatory Matters and Contingencies.”  The amount indemnified is recorded as “Other assets” within the Consolidated Balance Sheet.

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

Inventories

Inventories are stated at the lower of cost and net realizable value determined by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels and estimated sales forecasts.  During the fiscal years ended June 30, 2017, 2016 and 2015, the Company recorded provisions for excess and obsolete inventory of $10.4 million, $9.4 million and $6.7 million, respectively.

Income Taxes

The Company uses the liability method to account for income taxes as prescribed by ASC 740, Income Taxes.  Deferred taxes are recorded to reflect the tax consequences on future years of events that the Company has already recognized in the financial statement or tax returns.  Deferred income tax assets and liabilities are adjusted to recognize the effect of changes in tax law or tax rates in the period during which the new law is enacted.  Under ASC 740, Income Taxes, a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

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

Goodwill and indefinite-lived intangible assets, including in-process research and development, are not amortized.  Instead, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter of each fiscal year, or more frequently whenever events or changes in circumstances (“triggering events”) indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test.  The Company first determines the fair value of our reporting unit (generic pharmaceuticals).  If the net book value of our reporting unit exceeds its fair value, the difference will be recorded as a goodwill impairment, not to exceed the carrying amount of goodwill.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value of goodwill and indefinite-lived intangible asset can materially impact our results of operations.  There can be no assurances as to when, or if, future impairments may occur.  The Company has one reportable segment and one reporting unit, generic pharmaceuticals.

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

The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the years ended June 30 and the estimated annual forfeiture rates used to recognize the associated compensation expense:

	June 30, 2017	June 30, 2016	June 30, 2015
Risk-free interest rate	1.1%	1.7%	1.7%
Expected volatility	55.6%	48.3%	52.1%
Expected dividend yield	—	—	—
Forfeiture rate	6.5%	6.5%	6.5%
Expected term	5.2 years	5.2 years	5.5 years

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  Based on a preliminary review of the contracts representing a substantial portion of our revenues, the Company does not expect the guidance to have a material impact on the timing and recognition of our revenues.  The Company is still evaluating the adoption method it will elect upon implementation.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 clarifies several aspects of accounting for share-based compensation including the accounting for excess tax benefits and deficiencies, accounting for forfeitures and the classification of excess tax benefits on the cash flow statement.  The Company has elected to early adopt this ASU in the fourth quarter of Fiscal 2017.  As a result of our election to early adopt, all excess tax benefits are now reflected in the provision for income taxes rather than paid-in capital.  The Company has also elected to continue to estimate forfeitures related to share-based payment awards at the time of grant.  In addition, the Company has elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively.  As such, all tax-related cash flows resulting from share-based payments in Fiscal 2017 are reflected as operating activities on the statement of cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other — Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; without exceeding the total amount of goodwill allocated to that reporting unit.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company has elected to early adopt this guidance in the fourth quarter of Fiscal 2017 and will apply it on a prospective basis.  The Company does not believe that the adoption will have a material impact on its consolidated financial statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at June 30, 2017, each 1/8% increase in interest rates would yield $1.2 million of incremental annual interest expense.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of June 30, 2017 and June 30, 2016, the effective interest rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of June 30, 2017, $735 thousand is outstanding under the mortgage loan.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for financial reporting as of June 30, 2017.  Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.  There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

During the third quarter of Fiscal 2017, the Company completed the carve-out of data and software systems supporting the operations of KUPI from the hosted environment of UCB.  The integration of the Company’s entities into a single consolidated system is planned in phases and is expected to be completed in Fiscal 2018.  As such, internal controls have changed and will change in various functional areas within the Company.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company are set forth below:

	Age	Position
Directors:

Jeffrey Farber	56	Chairman of the Board

Arthur P. Bedrosian	71	Director

David Drabik	49	Director

Paul Taveira	57	Director

James M. Maher	64	Director

Albert Paonessa, III	57	Director

Patrick G. LePore	62	Director

Officers:

Arthur P. Bedrosian	71	Chief Executive Officer

Martin P. Galvan	65	Vice President of Finance, Chief Financial Officer and Treasurer

Kevin R. Smith	57	Senior Vice President of Sales and Marketing

John M. Abt	52	Vice President of Quality

Robert Ehlinger	58	Vice President and Chief Information Officer

Samuel H. Israel	55	General Counsel and Chief Legal Officer

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

The Governance and Nominating Committee concluded that Mr. Taveira is well qualified and should be nominated to serve as a Director due, in part, to his understanding and experience as a Chief Executive Officer and Director of various companies.  Mr. Taveira is an independent director as defined by the rules of the NYSE.

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

The Governance and Nominating Committee concluded that Mr. Maher is well qualified and should be nominated to serve as a Director, due to his extensive experience in the public accounting profession.  Additionally, Mr. Maher has significant experience in dealing with acquisitions, divestitures, initial public offerings and secondary offerings.  Mr. Maher is an independent director as defined by the rules of the NYSE.

Albert Paonessa, III was appointed as a Director of the Company in July 2015.  In May 2017, Mr. Paonessa was appointed the CEO of KeySource Medical, a generic distributor (“KeySource”).  Prior to that, Mr. Paonessa served as the President of Anda, Inc., the fourth largest distributor of generic drugs in the U.S., for over 10 years until January 2015.  He previously served as Anda’s Senior Vice President of Sales and before that as Vice President of IT.  Earlier, Mr. Paonessa was Vice President of Operations for VIP Pharmaceuticals, which was acquired by Anda’s parent company Andrx, in 2000.  Mr. Paonessa earned a Bachelor of Arts degree in Interpersonal Communications from Bowling Green State University.

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

Patrick G. LePore was appointed as a Director of the Company in July 2017.  Mr. LePore served as chairman, CEO and president of Par Pharmaceuticals, Inc., until the company’s acquisition by private equity investor TPG in 2012.  He remained as chairman of the new company where he led the sale of the company to Endo Pharmaceuticals.  LePore began his career with Hoffmann LaRoche.  Later, he founded Boron LePore and Associates, a medical communications company, which he took public and was eventually sold to Cardinal Health.  He is a member of the board of directors of PharMerica and Innoviva, and is a trustee of Villanova University.  LePore earned his bachelor’s degree from Villanova University and Master of Business Administration from Fairleigh Dickinson University.

The Governance and Nominating Committee concluded that Mr. LePore is well qualified and should be nominated to serve as a Director due, in part, to his understanding and experience as a Chief Executive Officer and Director of highly regarded companies within the pharmaceutical industry.  Mr. LePore is an independent director as defined by the rules of the NYSE.

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

He earned his Doctorate in Business Administration from Temple University, Masters of Administrative Science in Business Management from Johns Hopkins University and a Bachelor of Science in Biochemistry from Niagara University.

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

Samuel H. Israel joined in the Company in July 2017 as General Counsel and Chief Legal Officer.  Prior to joining Lannett, Mr. Israel was a partner with Fox Rothschild LLP, a national, full-service law firm, with 22 offices that provide services in more than 60 practice areas, since 1998.  He served as chair of the firm’s Pharmaceutical and Biotechnology Practice and handled a variety of commercial litigation matters.  Mr. Israel earned a bachelor of science degree in chemical engineering from the University of Pennsylvania and a juris doctor degree with honors from Rutgers University School of Law.

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

Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during Fiscal 2017 all filing requirements applicable to its officers, directors and greater-than-10% beneficial owners under Section 16(a) of the Exchange Act were complied with in a timely manner.

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

ITEM 11.                                        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our 2017 Executive Compensation Program. It provides an overview of the compensation program for the following Named Executive Officers (“NEOs”) and how the Compensation Committee of the Board of Directors (“the Committee”) made its decisions for our 2017 fiscal year.

NEO	Title/Role
Arthur P. Bedrosian	President and Chief Executive Officer (“CEO”)
Martin P. Galvan	Vice President of Finance, Chief Financial Officer and Treasurer
Kevin Smith	Senior Vice President of Sales and Marketing
Robert Ehlinger	Vice President of Logistics and Chief Information Officer
John M. Abt	Vice President of Quality

Say on Pay Results in 2015

At our annual shareholders meeting in January 2012, our shareholders supported a triennial cycle for “say-on-pay” advisory votes relating to our Executive Compensation Program for NEOs. At that time, and again in January 2015, we provided our shareholders with the opportunity to approve, or to vote against, the compensation of our NEOs, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The next “say on pay” vote will occur in January 2018, at which time our shareholders will also be asked to vote on the frequency of future “say on pay” proposals. At our January 2015 meeting, approximately 96% of the shareholders who voted on the “say-on-pay” proposal supported our program.

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

The following pages of this CD&A highlight performance results since Fiscal 2014 that have had a direct impact on the compensation paid to our NEOs over the same period of time. It looks specifically at the performance measures used in the short- and long-term incentive awards under the Executive Compensation Program that the Committee believes drive shareholder value. It also describes recently approved changes for Fiscal 2018 to further align our Executive Compensation Program with our objectives and best competitive practice.

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

Executive Summary

Business Highlights

The Company achieved a number of strategic milestones in Fiscal 2017, including the ongoing success related to the integration of the Kremers Urban Pharmaceuticals Inc. (“KUPI”) acquisition, which closed in November 2015 and significantly increased our product portfolio and scope of operations.  We also continued to execute on our management restructuring plan which resulted in the realization of transaction-related synergies.  In addition, we reduced debt to strengthen our balance sheet. After several years of extraordinary performance through Fiscal 2015, our profitability and total shareholder return results were lower in Fiscal 2016 and 2017, primarily due to competitive pressures in the generic pharmaceutical market from consolidation among the largest chains and wholesalers into consortium purchasing groups, which resulted in lower average selling prices for our products.  The decline in our Fiscal 2017 performance results adversely impacted executive pay levels as discussed further below.

Compared with Fiscal 2016 results, and based on GAAP, we increased Total Net Sales in Fiscal 2017 by approximately 17%, while Operating Income declined by 34%, and Diluted Loss Per Share declined to $(0.02).  Year over year comparisons were impacted by a variety of factors, such as the inclusion of a full year of KUPI revenues in Fiscal 2017, the introduction of Medicaid’s Inflation-Adjusted Rebate program that became effective January 1, 2017 which resulted in additional rebate costs, and higher cost of sales, operating expenses, and interest expense.  Fiscal 2017 results include approximately $88.1 million in impairment charges, a $4.0 million adjustment to the Fiscal 2016 Settlement Agreement with a former customer, $11.1 million in acquisition-related and restructuring expenses, and certain other non-recurring costs.  Excluding these items, and on a non-GAAP basis, Adjusted Operating Income declined by approximately 6% and Adjusted earnings per diluted share declined by approximately 16% compared with Fiscal 2016 results.  In addition, our stock price has been negatively impacted by short-sellers who currently represent more than half of the Company’s public float.  As a result, our stock price decreased by approximately 15% during the 12-month period ending June 30, 2017 and by a total of approximately 60% over the past three years.

Our acquisitions of KUPI and Silarx, Inc. (which closed in June 2015) further diversified our product portfolio and expanded our customer base. Our leadership team has worked diligently to integrate KUPI into our Company and expects to achieve annualized synergies of $50 million by the end of Fiscal 2018 and $65 million by the end of Fiscal 2020.  We also reduced debt by $178.2 million in Fiscal 2017, which will help lower future interest expense.  While Fiscal 2017 profitability was unfavorably impacted by the KUPI acquisition, we continue to believe this transaction positions the Company for long-term growth and shareholder value creation.

In addition, we continued to make important advances in product development and mix, market share, and in our regulatory approval process, allowing us to efficiently and safely place our products that span a variety of categories on the market.  As of June 30, 2017, we had 99 products available to the market, with an additional 19 Abbreviated New Drug Applications (“ANDAs”) pending regulatory approval.  We also continue to capitalize on our strategic partnerships, both domestically and internationally.

Key financial performance highlights, as reported in accordance with GAAP requirements and including the impact of the KUPI acquisition, include:

†Peer Group average pertains to the Fiscal 2017 peer group.

Comparison of CEO Pay (In Year Earned) Versus Performance

The following charts compare CEO pay with Company performance, as measured by diluted Earnings (Loss) Per Share and indexed Total Shareholder Returns (“TSR”), between fiscal years 2014 and 2017.  To more accurately demonstrate the alignment between executive pay and Company performance, comparisons include annual equity grants in the year earned, as opposed to the year granted.  This approach differs from current reporting requirements for the Summary Compensation Table and Grants of Plan-Based Awards Table, which reflect equity award values in the year of grant.  Except for a modest equity grant to recognize the ongoing success related to the integration of KUPI, no short-term or long-term incentive awards were earned by our CEO or other NEOs in Fiscal 2017, with pro forma total compensation for our CEO declining by approximately 54% as compared with Fiscal 2016. While NEO pay is tied to a variety of performance criteria and other factors, we believe these selected charts demonstrate our commitment to aligning executive pay with Company performance.

Fiscal 2017 Executive Compensation Program Changes

As our Company grows, the Committee is committed to the evolution and improvement of our Executive Compensation Program to ensure alignment with our business strategy and shareholder interests, as well as best competitive practices.  The Committee made the following adjustments to the program’s core compensation elements for 2017:

What’s Changed	How It’s Changed	Explanation
Short-Term Incentives (“Annual Bonus”)	• Increased the target award opportunity for the CEO from 80% of salary to 90% of salary, to improve pay competitiveness.

No changes were made to performance metrics or weightings. Mr. Bedrosian’s target award opportunity was increased to position target annual cash compensation more in line with 50th percentile market values.

Long-Term Incentives

•                  Increased target award opportunities for several NEOs to improve pay competitiveness, with grants for Fiscal 2017 performance to be provided through a value mix of 45% restricted stock, 30% stock options, and 25% performance-based restricted stock.

•                  Grant levels will continue to be tied to Company performance, and can range from 0% to 150% of target awards based on actual results versus pre-established goals.

The Committee continued to link equity grant levels to Company performance to strengthen alignment with shareholder interests.  A performance-based restricted stock component tied to relative total shareholder return was introduced to further align executive and shareholder interests.

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

Target Compensation Mix

The charts below show that most of our NEO’s target compensation for Fiscal 2017 is variable (79% for our CEO and an average of 67% for our other NEOs).  Variable pay includes the target value of short-term cash incentives (“STI”), stock options, and restricted stock.

Based upon Fiscal 2017 compensation as reported in the Summary Compensation Table on page 76 of this Form 10-K, variable pay represents 25% of total pay for our CEO and average total pay for our other NEOs.  This mix reflects no annual incentives earned in Fiscal 2017 under the Annual Bonus Plan (shown as STI), below-target equity grants in Fiscal 2017 based on Fiscal 2016 Company performance, and one-time special recognition restricted stock awards for the ongoing integration of KUPI granted in Fiscal 2017.

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

Timing of Committee Meetings and Grants; Option and Share Pricing

The Committee meets as necessary to fulfill its responsibilities, and the timing of these meetings is established during the year.  The Committee holds special meetings from time to time as its workload requires.  Annual equity grants typically occur after finalizing fiscal year end performance results.  Historically, annual grants of equity awards were typically approved at a meeting of the Committee in August/September of each year to reward prior year performance.  Beginning with grants made in Fiscal 2015, annual equity grants occur in the July/August time frame, reflecting the Company’s status change to a large accelerated filer (with an expedited filing date requirement) as a result of our strong growth and significant increase in equity market capitalization.  Individual grants (for example, associated with the timing of a new NEO or promotion to an NEO position) and special recognition awards may occur at any time of year.  The exercise price of each stock option and fair value of restricted stock awarded to our NEOs is the closing price of our common stock on the date of grant.

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

In Fiscal 2016, Pearl Meyer was retained by the Committee, as its independent consultant, to review the competitiveness of the Executive Compensation Program.  Pearl Meyer provided the Committee with compensation data with respect to similarly sized biopharmaceutical and life sciences companies and consulted with the Committee about a variety of issues related to competitive compensation practices and incentive plan designs. Pearl Meyer was also retained by the Committee in Fiscal 2017 to review the competitiveness of the Executive Compensation Program and to provide ongoing advice relating to the Executive Compensation Program.  The Committee assessed the independence of Pearl Meyer pursuant to the SEC rules and concluded that no conflict of interest exists that would prevent Pearl Meyer from independently advising the Committee.

Peer Group & Benchmarking

The Committee evaluates industry-specific and general market compensation practices and trends to ensure the Executive Compensation Program is appropriately competitive.  When making decisions about the program for Fiscal 2017, the Committee considered publicly-available data, as well as a market study conducted by Pearl Meyer in May 2016.  The Pearl Meyer study developed market values using a blend of peer group proxy pay data for the companies shown below as well as published survey data for the broader life sciences industry.  Using this information, the Committee compared our program to the compensation practices of other companies which the Committee believes are comparable to the Company in terms of size, scope and business complexity (the “peer group”).  As shown below, the Company ranked in the upper half of the peer group in terms of employee headcount, at the 50th percentile for net sales and profitability, and between the 25th and 50th percentiles for enterprise value.

	Fiscal Year	Enterprise	Fiscal Year	Fiscal
	End # of	Value	End Operating	Year End	Cumulative	Cumulative
	Employees	6/30/2017	Income	Sales	3 YR TSR	5 YR TSR
Company Name	(000s)	($mm)	($mm)	($mm)	6/30/2017	6/30/2017

Aceto Corp.	270	$771	$58	$559	-11.7%	83.5%
Akorn, Inc.	2,325	$4,687	$372	$1,117	0.9%	112.7%
Albany Molecular Research Inc.	3,085	$1,529	$8	$570	7.9%	751.0%
Cambrex Corporation.	1,295	$1,847	$130	$489	188.6%	535.0%
Depomed, Inc.	490	$1,198	$24	$456	-22.7%	88.8%
Horizon Pharma plc	1,050	$3,217	$48	$981	-25.0%	66.5%
Impax Laboratories Inc.	1,495	$1,812	$91	$824	-46.3%	-20.6%
INSYS Therapeutics, Inc.	423	$757	$11	$242	-19.0%	253.0%
Jazz Pharmaceuticals plc	1,040	$10,813	$637	$1,488	5.8%	245.5%
Prestige Brands Holdings, Inc.	525	$4,948	$279	$881	55.8%	234.0%
The Medicines Company	410	$2,990	$(338)	$168	30.8%	65.7%
United Therapeutics Corporation	750	$4,690	$1,062	$1,599	46.6%	162.7%

Lannett Company, Inc.	1126	$1,542	$86	$633	-58.9%	381.1%
% Rank	67%	33%	50%	50%	—	83%

For purposes of a subsequent market pay analysis conducted by Pearl Meyer in April 2017, the Committee maintained the same peer group as shown above, other than to exclude The Medicines Company on the basis of size. The Committee uses external market data as a reference point to ensure the Company’s executive compensation program is sufficiently competitive to attract, retain, and motivate highly experienced and talented NEOs.  The Committee generally seeks to position target total direct compensation for NEOs at or near 50th percentile market values for comparable positions, but does not utilize a purely formulaic benchmarking approach.  Based on the May 2016 Pearl Meyer study, target total direct compensation, including the sum of base salary plus target short-term and long-term incentives, was below the competitive range (defined as +/- 10%) of 50th percentile market values for Messrs. Bedrosian, Galvan and Smith, within the range for Mr. Ehlinger, and above the range for Mr. Abt.  Excluding Mr. Bedrosian, whose target pay was just slightly above the 25th percentile, aggregate target total direct compensation was equal to 84% of the 50th percentile.  Pay competitiveness comparisons reflected the impact of the KUPI acquisition, which significantly increased the size of our Company and corresponding executive market values.  As previously noted, when evaluating our executive compensation program, the Committee considers a variety of other factors in addition to external market data, such as Company and individual performance, and each NEO’s qualifications, skill sets, and past and expected future contributions towards our success.

2017 Executive Compensation Program Decisions

Base Salary

We attribute much of our success to our highly-experienced executive management team, and the strength of their leadership has been clearly demonstrated by our exceptional long-term performance results and growth.  In order to remain competitive among our industry peers, the Committee believes it should set compensation at market-competitive levels that reflect the executive’s experience, role and responsibilities.  In Fiscal 2017, the Committee approved base salary increases to Messrs. Bedrosian, Galvan, Smith and Ehlinger to bring them to the 50th percentile of comparable organizations, as reported in Pearl Meyer’s May 2016 market pay analysis.  Prior to these market adjustments, salaries for these executives were well below 50th percentile market values, which increased considerably following the KUPI acquisition.  No increase was provided for Mr. Abt, whose base salary was already near the 50th percentile.

NEO	2016 Base Salary	2017 Base Salary	% Change
Arthur P. Bedrosian	$615,129	$735,000	19%
Martin P. Galvan	$354,916	$415,000	17%
Kevin Smith	$314,974	$370,000	17%
Robert Ehlinger	$242,823	$280,000	15%
John Abt	$289,632	$289,632	—

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

	Annual Bonus Opportunity As a % of Salary
NEO	Threshold (25% of Target)	Target (100% of Target)	Superior (200% of Target)
Arthur P. Bedrosian	22.5%	90%	180%
Martin P. Galvan Kevin Smith John Abt	15%	60%	120%
Robert Ehlinger	12.5%	50%	100%

In Fiscal 2017, Mr. Bedrosian’s target award opportunity was increased from 80% of salary to 90% of salary to align more closely with 50th percentile market values.  Expressed as percentages of salary, Fiscal 2017 award opportunities for all other NEOs were the same as those established in Fiscal 2016.

The overall annual bonus plan for Fiscal 2017 was comprised of two components:

•                  Corporate Financial & Operational Goals: 90% (95% for the CEO) of the total target award opportunity is tied to operating results versus targets established by the Committee to promote a focus on Company-wide profitable growth and collaboration:

	Weighting (Out of 100%)
Performance Metric	CEO	Other NEOs
Adjusted Operating Income	50%	50%
Adjusted Earnings Per Share (“EPS”)	25%	20%
Adjusted Net Sales	20%	20%
Individual Objectives	5%	10%

Fiscal 2017 performance metrics and weightings were the same as those established in Fiscal 2016.  Adjusted Operating Income is defined as operating income excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items.

Adjusted EPS is defined as diluted EPS excluding bonus and stock-based compensation expense, as further adjusted for certain non-recurring items.  Adjusted Net Sales is defined as Net Sales excluding the impact of a customer settlement charge.  Any adjustments are reviewed and approved by the Committee.

•                  Individual Objectives: 10% (5% for the CEO) of the total target award opportunity is based on the achievement of pre-established quantitative and qualitative individual goals, to promote individual accountability and “line of sight.”  Fiscal 2017 goals were tied to various strategic, financial and operational objectives, taking into consideration each NEO’s job function and responsibilities.  For competitive harm reasons, the Company does not disclose specific details on individual goals and strategic objectives.

2017 Short-Term Incentives (Annual Bonus): Results and Payouts

•                  Corporate Financial & Operational Results (Collectively Weighted 90% to 95% of Target Award). Fiscal 2017 Target goals for Adjusted Operating Income, Adjusted EPS, and Adjusted Net Sales were set well above Fiscal 2016 actual levels, taking into consideration the impact of the KUPI acquisition.  The Committee maintained the hurdle for Fiscal 2017 Threshold performance goals at 90% of Target goals and Superior goals at 120% of Target.  The Committee viewed these performance hurdles as very challenging in light of then-current internal forecasts and economic conditions.  Fiscal 2017 financial performance goals and actual results are shown in the following table:

	Weighting	Performance Goals
Performance Metric	(Out of 100%)	Threshold	Target	Superior	Actual
Adjusted Operating Income ($ millions)	50%	$283.0	$314.4	$377.3	$238.0
Adjusted EPS	20% (25% for CEO)	$3.75	$4.17	$5.00	$3.00
Adjusted Net Sales ($ millions)	20%	$653.1	$725.7	$870.8	$637.3

Actual Fiscal 2017 performance results were below Threshold levels for all three financial metrics.  Actual Adjusted Operating Income for Fiscal 2017 excluded pre-tax items totaling approximately $143.8 million, including acquisition-related expenditures, impairments, purchase accounting-related expenses due to the KUPI acquisition, and other non-recurring items.  Actual Adjusted EPS excluded the same $143.8 million in pre-tax items plus $20.7 million in non-cash interest expense as well as the related tax effects for all of these items. The Adjusted Net Sales performance metric excluded $4.0 million related to an adjustment to the Fiscal 2016 Settlement Agreement with a former customer.

Total Annual Bonus

Based on our below-threshold financial performance results and individual contributions, no payouts were earned by the NEOs under the Annual Bonus Plan.

Long-Term Incentives

In Fiscal 2015, the Committee approved a long-term incentive program that ties equity grant levels to Company performance, using the same financial and operational metrics as under the Annual Bonus Plan.  Actual grants could range from 0% (for below threshold results) to 150% (for superior performance) of target award levels.  Award funding levels for 2016 and 2017 performance cycles were as follows:

Performance Result	Percentage of Target Equity Grants Earned (as % of Target Grant)
Below Threshold	0% (subject to Committee discretion)
Threshold (90% of Target)	50%
Target (100% of Target)	100%
Superior (120% of Target)	150%

Grants Made in Fiscal 2017 (Based on Fiscal 2016 Performance)

Expressed as percentages of base salary, Fiscal 2016 target award opportunities were equal to 200% for Mr. Bedrosian, 125% for Mr. Galvan, and 100% for all other NEOs.  Any earned awards would be provided based on a value mix of 65% restricted stock and 35% stock options.

In Fiscal 2016, the Company achieved financial performance results between Threshold and Target levels for Adjusted Net Sales and below Threshold levels for profitability.  Based on Company financial and individual performance results, the Committee approved the following grants to NEO in Fiscal 2017, with grant date values ranging from approximately 15% to 18% of target award levels, and effective as of July 27, 2016:

	Equity Grants Earned Based on Fiscal 2016 Performance
NEO	# of Stock Options	# of Restricted Shares
Arthur P. Bedrosian	4,088	3,718
Martin P. Galvan	1,769	1,609
Kevin Smith	1,570	1,428
Robert Ehlinger	968	881
John Abt	1,155	1,050

These stock options vest in three equal annual increments, beginning on the first anniversary of grant and expire on the tenth anniversary from the date of grant. Each stock option has an exercise price of $31.30, equal to our closing stock price on the date of grant.  Restricted stock also vests in three equal annual increments, beginning on the first anniversary of grant.

Special Recognition Restricted Stock Grants in Fiscal 2017 for KUPI Integration

To recognize the ongoing success related to the integration of KUPI, the Committee approved one-time restricted stock grants to our NEOs in November 2016 as follows:

NEO	Special Recognition Restricted Stock Grant (# of Shares)
Arthur P. Bedrosian	3,351
Martin P. Galvan	2,681
Kevin Smith	2,681
Robert Ehlinger	2,681
John Abt	2,681

In approving these awards, the Committee considered the efforts and contributions of each executive towards the successful integration of KUPI, the maintenance and expansion of customer relationships, and significant progress made towards achieving targeted cost synergies.  Grants were made on November 9, 2016 and vest in three annual increments, beginning on the first anniversary of grant.

Grants Made in Fiscal 2018 (Based on Fiscal 2017 Performance)

Expressed as percentages of salary, target award opportunities for Messrs. Bedrosian, Galvan, and Smith were increased to position target total direct compensation more in line with 50th percentile market values for comparable organizations, while no changes were made for Messrs. Abt and Ehlinger.  Mr. Bedrosian’s target award opportunity was increased to 300% of salary, Mr. Galvan’s target award opportunity was increased to 200% of salary, and Mr. Smith’s target award opportunity was increased to 150% of salary.  The Committee also modified the mix for any earned awards, with 45% of the grant value provided in the form of restricted stock, 30% in the form of stock options, and 25% in the form of performance-based restricted stock based on our three-year TSR relative to industry peers.

Based on below-threshold Company and individual performance results in Fiscal 2017, no equity grants were earned by NEOs.  If Fiscal 2017 performance goals had been achieved, equity grants would have occurred in July 2017 and been included in the Summary Compensation Table and Grants of Plan-Based Awards Table in the Form 10-K and proxy filings for Fiscal 2018, per current SEC reporting requirements.

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

The Committee intends to comply with any regulatory requirements pertaining to clawback provisions under the Dodd-Frank Act once rules are finalized by the SEC and New York Stock Exchange. NEOs, like all other employees, have retirement programs and other benefits as part of their overall compensation package.  The Committee believes that these programs and benefits support our compensation philosophy, part of which is to provide compensation that is sufficiently competitive to attract, motivate and retain an executive team fully capable of driving exceptional performance.  The Committee periodically reviews these programs to validate that they are reasonable and consistent with market practice.  Attributed costs of the personal benefits available to the NEOs are included in column (h) of the Summary Compensation Table on page 76.

•                  Retirement Benefits. Each of our NEOs is eligible to participate in a 401(k) plan that is available to all employees.  The Company provides matching contributions on a $0.50 basis up to 8% of the contributing employee’s base salary, subject to limitations of the 401(k) plan and applicable law.

•                  Other Benefits. Our NEOs are eligible to participate in the same health benefits available to all other employees — there are no special medical plans for our NEOs.  Lannett provides life insurance for NEOs which would, in the event of death, pay up to $500,000 to designated beneficiaries.  Premiums paid for coverage above $50,000 are treated as imputed income.  Lannett also provides short- and long-term disability insurance which would, in the event of disability, pay the NEO 70% of his base salary up to the plan limits of $2,000 per week for short-term disability and $15,000 per month for long-term disability.  The NEOs are also provided with car allowances.

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

Looking Ahead: Executive Compensation Program Changes for Fiscal 2018

For Fiscal 2018, the Committee decided to not increase base salaries for NEOs, to modify the short-term incentive (Annual Bonus) design, and to modify the long-term incentive plan design, as shown below:

•                  Short-Term Incentives (Annual Bonus).  For Fiscal 2018, performance metrics are similar to those for Fiscal 2017, with a revised mix that places increased emphasis on the strategic / individual objectives component to further reinforce line of sight and key strategic initiatives such as product development and launches:

Performance Metrics	Weighting (Out of 100%)
Adjusted Operating Income	40%
Adjusted EPS	20%
Adjusted Net Sales	20%
Strategic / Individual Objectives	20%

The target annual bonus opportunity for Mr. Bedrosian increased to 100% of base salary, to more closely align annual cash compensation with 50th percentile market values.  For other NEOs, target annual bonus opportunities, expressed as percentages of base salary, are the same as in Fiscal 2017.  Based on established Target performance goals for Fiscal 2018, the Committee chose to set Threshold performance levels at 85% of Target and Superior performance levels at 120% of Target.

•                  Long-Term Incentives. Expressed as percentages of base salary, target long-term incentive award opportunities for all NEOs are the same as those for Fiscal 2017.  The target value mix for equity grants is the same as in Fiscal 2017 and is summarized below:

Award Vehicle	Weighting (Out of 100%)	Performance Criteria
Restricted Stock	45%	Grant levels based on Fiscal 2018 Company performance
Stock Options	30%
Performance Shares	25%	3-year relative TSR

Equity grant levels for the stock option and restricted stock components will be based on the Company’s Fiscal 2018 financial performance using the same corporate metrics as under the Annual Bonus Plan.  Based on established Target performance goals for Fiscal 2018, and consistent with performance ranges within the Fiscal 2018 Annual Bonus Plan design, the Committee set award levels as follows:

Fiscal 2018 Performance Result	Percentage of Target Award Opportunity Earned
Below Threshold	— (subject to Committee discretion)
Threshold (85% of Target)	50%
Target (100% of Target)	100%
Superior (120% of Target)	150%

Stock option and restricted stock grants, if any, will occur following the end of Fiscal 2018, with earned awards vesting in three equal annual increments based on continued service.

For the performance share component, award opportunities can range from 0% to 200% of target levels, based on our three-year TSR relative to companies in the S&P Pharmaceuticals Select Industry Index, as follows:

Lannett Three-Year Relative TSR vs. S&P Pharmaceuticals Select Index	Percentage of Target Award Opportunity Earned
Below 40th Percentile	—
40th Percentile	50%
50th Percentile	100%
80th Percentile or Higher	200%

Because they are tied to prospective goals, performance share grants will occur during the first 90 days of each three-year cycle.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed, discussed and approved the CD&A as set forth above with management.  Taking this review and discussion into account, the undersigned Committee members recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K.

Paul Taveira, Chairman
David Drabik
James Maher

Albert Paonessa III

COMPENSATION OF EXECUTIVE OFFICERS

Overview

The tables and narratives set forth below provide specified information concerning the compensation of our Named Executive Officers (NEOs) for the fiscal year ended June 30, 2017.

Summary Compensation Table

This table summarizes all compensation paid to or earned by our NEOs for fiscal years 2017, 2016 and 2015.

Name and Principal Position (a)	Fiscal Year (b)	Salary (c)	Bonus (d)	Restricted Stock Awards (e)	Options Awards (f)	Non-equity incentive plan compensation (g)	All Other Compensation (h)	Total (i)
Arthur P. Bedrosian	2017	$735,000	$—	$184,399	$62.669	$—	$99,477	$1,081,544
Chief Execute Officer	2016	615,129	811,484	657,298	400,977	45,917	78 382	2.609.187
	2015	555,170	—	620,494	1,613,437	802.576	70,102	3,661,780

Martin P. Galvan	2017	$415,000	$—	$104,786	$27,119	$—	$21.842	$568,746
Vice President of Finance and Chief Financial Officer	2016	354,916	492,928	239,168	235,915	23,844	28.917	1,375,688
	2015	326,510	—	275,775	504,199	377,613	38.377	1,522,475

Kevin Smith	2017	$370,000	$—	$99.121	$24.068	$—	$21.967	$515,156
Senior Vice President of Sales and Marketing	2016	314,974	178,840	210.160	206,787	21,160	24.869	956,790
	2015	286,340	—	330.930	436,973	331,156	35,786	1,421,185

Robert Ehlinger	2017	$280,000	$—	$82.000	$14,839	$—	$29.578	$406.417
Vice President of Logistics and Chief Information Officer	2016	242,823	229,228	167,536	165,324	13,595	36,400	854.906
	2015	236,900	$—	—	168,066	216,470	29,261	650,698

John Abt	2017	$289,632	$—	$87.289	$17,706	$—	$20,218	$414,845
Vice President of Quality	2016	289,632	154,321	52,688	51,697	19,458	16,341	584,137
	2015	71,500		152,685	—	69,427	2,285	295.897

All Other Compensation

The following summarizes the components of column (h) of the Summary Compensation Table above:

		Company Match
		Contributions	Auto		Excess Life
Name and Principal Position	Fiscal Year	401(k) Plan	Allowance	Pay in Lieu of Vacation	Insurance	Total
Arthur P. Bedrosian	2017	$8,152	$13,500	$76,327	$1,498	$99,477
Chief Executive Officer	2016	8,000	13,500	55,598	1,284	78,382
	2015	10,715	13,500	44,841	1,046	70,102

Martin P. Galvan	2017	$10,447	$10,800	$—	$594	$21,842
Vice President of Finance, Chief Financial Officer and Treasurer	2016	10,197	10,800	7,508	411	28,917
	2015	8,893	10,800	18,288	396	38,377

Kevin Smith	2017	$8,199	$13,500	$—	$268	$21,967
Senior Vice President of Sales and Marketing	2016	8,678	13,500	2,423	268	24,869
	2015	9,423	13,500	12,665	198	35,786

Robert Ehlinger	2017	$6,757	$10,800	$11,674	$347	$29,578
Vice President of Logistics and Chief Information Officer	2016	8,030	10,800	17,312	258	36,400
	2015	8,030	10,800	10,173	258	29,261

John Abt	2017	$9,275	$10,800	$—	$143	$20,218
Vice President of Quality	2016	5,403	10,800	—	138	16,341
	2015	—	2,285	—	—	2,285

Grants of Plan-Based Awards in Fiscal 2017

								All Other Stock	All Other Option
		Estimated Future Payouts						Awards:	Awards:		Grant Date
		Under Non-Equity Incentive			Estimated Future Payouts Under			Number of	Number of	Exercise or	Fair Value of
		Plan Awards			Equity Incentive Plan Awards			Shares of	Securities	Base Price	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stocks or Units	Underlying	of Option	Options
Name	Grant Date	($)	($)	($)	($)	($)	($)	(#) (1) (2)	Options (#) (1)	Awards	Awards (4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	($/sh) (3)	(i)

Arthur P. Bedrosian	7/27/2016							3,718			$116,373
Chief Executive Officer	11/9/2016							3,351			$68,025
	7/27/2016								4,088	$31.30	$62,669

Martin P. Galvan	7/27/2016							1,609			$50,362
Vice President of Finance and Chief Financial Officer	11/9/2016							2,681			$54,424
	7/27/2016								1,769	$31.30	$27,119

Kevin Smith	7/27/2016							1,428			$44,696
Senior Vice President of Sales and Marketing	11/9/2016							2,681			$54,424
	7/27/2016								1,570	$31.30	$24,068

Robert Ehlinger	7/27/2016							881			$27,575
Vice President of Logistics and Chief Information Officer	11/9/2016							2,681			$54,424
	7/27/2016								968	$31.30	$14,839

John Abt	7/27/2016							1,050			$32,865
Vice President of Quality	11/9/2016							2,681			$54,424
	7/27/2016								1,155	$31.30	$17,706

(1)             Stock options and restricted stock granted to NEOs on 7/27/16 were awarded to recognize the Company’s Fiscal 2016 performance, and vest in three equal annual increments.

(2)             Restricted stock grants on 11/9/16 were awarded to recognize the successful ongoing integration of KUPI, and vest in three equal annual increments.

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

Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth information concerning the outstanding stock awards held at June 30, 2017 by each of the NEOs. The options were granted ten years prior to the option expiration date and vest over three years from that grant date.  Restricted shares vest three years from the date of grant.

								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
			Awards:					Number of	Market or
	Number of	Number of	Number of			Number of		Unearned	Payout Value
	Securities	Securities	Securities			Shares or	Market Value	Shares, Units	of Unearned
	Underlying	Underlying	Underlying			Units of	of Shares or	or Other	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Units of Stock	Rights That	or Other
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	That Have Not	Have Not	Rights That
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Have Not
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	Vested ($)
Arthur P. Bedrosian	30,000	—	—	$2.80	9/18/2018
Chief Executive Officer	75,000	—	—	$6.94	10/29/2019
	89,500	—	—	$3.55	8/25/2021
	64,000	—	—	$4.16	10/25/2022
	90,000	—	—	$13.86	9/4/2023
	64,000	32,000	—	$34.77	8/11/2024
	5,093	10,187	—	$59.20	7/21/2025
	—	4,088	—	$31.30	7/26/2026
						16,656	$339,782

Martin P. Galvan	40,000	—	—	$4.73	7/15/2021
Vice President of Finance and Chief Financial Officer	32,000	—	—	$4.16	10/25/2022
	50,000	—	—	$13.86	9/4/2023
	20,000	10,000	—	$34.77	8/11/2024
	2,996	5,994	—	$59.20	7/21/2025
	—	1,769	—	$31.30	7/26/2026
						9,484	$193,474

Kevin Smith	11,667	—	—	$4.16	10/25/2022
Senior Vice President of Sales and Marketing	30,000	—	—	$13.86	9/4/2023
	17,333	8,667	—	$34.77	8/11/2024
	2,626	5,254	—	$59.20	7/21/2025
	—	1,570	—	$31.30	7/27/2026
						9,476	$193,310

Robert Ehlinger	11,667	—	—	13.86	9/4/2023
Vice President of Logistics and Chief Information Officer	6,666	3,334	—	34.77	8/11/2024
	2,100	4,200	—	59.20	7/21/2025
		968		31.30	7/26/2026
						5,449	$111,160

John Abt	656	1,314	—	$59.20	7/21/2025
Vice President of Quality	—	1,155	—	$31.30	7/26/2026
						5,075	$103,530

Options Exercised and Stock Vested During the Fiscal Year Ended June 30, 2017

The following table sets forth information concerning stock options exercised and stock awards that vested during Fiscal 2017 for each of the NEOs.

	Options		Stock Awards
	Number of Shares	Value	Number of	Value
Name and Principal Position	Acquired	Realized	Shares Acquired	Realized
(a)	On Exercise	on Exercise	on Vesting	on Vesting
Arthur P. Bedrosian	95,325	$1,802,682	8,960	$264,184
Chief Executive Officer

Martin P. Galvan	—	$—	4,680	$138,223
Vice President of Finance and Chief Financial Officer

Kevin Smith	—	$—	5,183	$152,593
Senior Vice President of Sales and Marketing

Robert Ehlinger	—	$—	943	$28,922
Vice President of Logistics and Chief Information Officer

John Abt	—	$—	1,046	$25,953
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

Potential Payments upon Termination or Change in Control

The following table assumes that the relevant triggering event occurred on June 30, 2017.  The fair market values of share-based compensation (i.e. Stock Options and Restricted Stock) were calculated using the closing price of Lannett Company, Inc. stock ($20.40) on June 30, 2017, which was the last trading day of Fiscal 2017.  The “spread,” the difference between the fair market value of Lannett Company’s stock on June 30, 2017, and the option exercise price, was used for valuing stock options.

			Acceleration and
			Exercisability	Acceleration
	Base	Annual	Of Unvested	Of Unvested	Insurance
	Salary	Cash	Stock Option	Restricted	Benefit	Other
Name	Continuation	Bonus	Awards	Stock	Continuation	Benefits	Total
Arthur P. Bedrosian
Without Cause/With Good Reason (1) (2)	2,205,000	—	—	339,782	46,735	7,484	2,599,001
For Cause (3) (4)	—	—	—	—	—	7,484	7,484
Retirement / Death / Disability (3)	—	—	—	—	—	7,484	7,484
Change in Control (5)	2,205,000	—	—	339,782	46,735	7,484	2,599,001
Martin P. Galvan
Without Cause/With Good Reason (1) (2)	622,500	—	—	193,474	36,933	6,056	858,963
For Cause (3) (4)	—	—	—	—	—	6,056	6,056
Retirement / Death / Disability (3)	—	—	—	—	—	6,056	6,056
Change in Control (5)	622,500	—	—	193,474	36,933	6,056	858,963
Kevin R. Smith
Without Cause/With Good Reason (1) (2)	555,000	—	—	193,310	47,410	6,004	801,724
For Cause (3) (4)	—	—	—	—	—	6,004	6,004
Retirement / Death / Disability (3)	—	—	—	—	—	6,004	6,004
Change in Control (5)	555,000	—	—	193,310	47,410	6,004	801,724
Robert Ehlinger
Without Cause/With Good Reason (1) (2)	420,000	—	—	111,160	3,645	6,708	541,512
For Cause (3) (4)	—	—	—	—	—	6,708	6,708
Retirement / Death / Disability (3)	—	—	—	—	—	6,708	6,708
Change in Control (5)	420,000	—	—	111,160	3,645	6,708	541,512
John Abt
Without Cause/With Good Reason (1) (2)	434,448	—	—	103,530	38,181	2,456	578,615
For Cause (3) (4)	—	—	—	—	—	2,456	2,456
Retirement / Death / Disability (3)	—	—	—	—	—	2,456	2,456
Change in Control (5)	434,448	—	—	103,530	38,181	2,456	578,615

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

COMPENSATION OF DIRECTORS

Our Board of Directors is actively involved in providing strategic direction and fiduciary oversight to the Company. During Fiscal 2017 we had a total of six Board members, which resulted in a significant workload for our directors, with our four independent directors serving on an average of three committees each.  Our Board of Directors held numerous meetings and teleconferences in Fiscal 2017 in carrying out its responsibilities. One of the important roles the Board plays is in the area of mergers and acquisitions (M&A).  The Company has been involved with a significant amount of M&A activity over the past several years, including the KUPI acquisition in Fiscal 2016 and the acquisition of Silarx Pharmaceuticals, Inc. in Fiscal 2015.  The Board is actively involved in transactional due diligence as well as on-going reviews of business development activities.

For Fiscal 2017, our non-employee directors received a cash retainer of $90,000, payable in monthly increments of $7,500, for Board and committee service.  For serving as Lead Independent Director, Mr. Drabik also receives an additional retainer of $1,000 per month.  Our independent directors also received additional cash fees ranging from $2,000 to $4,000 for participating in Special Committee meetings during Fiscal 2017.  No other cash retainers or meeting fees were provided.

Board members receive annual equity grants to recognize their service during the prior fiscal year.  Grant levels may vary from year to year based on Company performance.  Based on the Company’s performance and the significant efforts and contributions of our directors in Fiscal 2016, in July 2016, each non-employee Board member received an award of 4,075 common shares with a grant date value of $124,980, immediately vested at grant. These grants are shown in the table below, since they occurred in Fiscal 2017.  Based on the Company’s performance and the significant efforts and contributions of our directors in Fiscal 2017, in July 2017, each non-employee Board member received an award of 6,977 common shares with a grant date value of $150,006.  Grant date values for this grant will be reported in the director compensation table for Fiscal 2018, since the grant occurred after the end of Fiscal 2017.  As an executive director, Mr. Bedrosian does not receive an additional grant for board service.

Effective in July 2014, the Board of Directors approved stock ownership guidelines for non-employee directors equal to three times their cash retainer.  Non-employee directors must meet required ownership levels within five years of first becoming subject to the guidelines.  All directors other than Mr. Paonessa, who joined the board in Fiscal 2016, and Mr. Patrick LePore, who joined the board in Fiscal 2018, currently meet required ownership levels.

We maintain policies that prohibit Directors from pledging Lannett stock or engaging in activity considered hedging of our common stock, and none of our Directors has pledged Lannett stock as collateral for a personal loan or other obligations.

The following table shows compensation information for Fiscal 2017 for non-employee members of our Board of Directors.

					Change in
					Pension Value
				Non-Equity	and Nonqualified
	Fees	Stock	Options	Incentive Plan	Deferred	All Other
	Earned	Awards (1)	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jeffrey Farber	90,000	$124,980	—	—	—	—	214,980
David Drabik	105,500	$124,980	—	—	—	—	230,480
Paul Taveira	93,000	$124,980	—	—	—	—	217,980
James Maher	94,000	$124,980	—	—	—	—	218,980
Albert Paonessa III	92,000	$124,980	—	—	—	—	216,980

(1)         Reflects grant date award value for equity grants received in Fiscal 2017 to recognize Board service in 2016.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2017, information regarding the security ownership of the directors and certain executive officers of the Company and persons known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.  Although grants of restricted stock under the Company’s 2006, 2011 and 2014 Long Term Incentive Plans (“LTIPs”) generally vest equally over a three year period from the grant date, the restricted shares are included below because the voting rights with respect to such restricted stock are acquired immediately upon grant.

Name and Address of
Beneficial Owner /		Excluding Options (*)					Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly	Total Shares		Percent of Class	Number of Shares		Percent of Class

John M. Abt 13200 Townsend Road Philadelphia, PA 19154	VP of Quality	8,519	0	8,519	(1)	0.02%	10,217	(1),(2)	0.03%

Arthur P. Bedrosian 13200 Townsend Road Philadelphia, PA 19154	Chief Executive Officer	686,423	53,000	739,423	(3)	1.98%	1,195,471	(3),(4)	3.15%

David Drabik 13200 Townsend Road Philadelphia, PA 19154	Director	31,552	0	31,552		0.08%	31,552		0.08%

Robert Ehlinger 13200 Townsend Road Philadelphia, PA 19154	VP and Chief Information Officer	22,971	0	22,971	(5)	0.06%	49,160	(5),(6)	0.13%

Jeffrey Farber 13200 Townsend Road Philadelphia, PA 19154	Chairman of the Board, Director	2,059,859	2,512,327	4,572,186	(7)	12.26%	4,572,186	(7)	12.03%

David Farber 13200 Townsend Road Philadelphia, PA 19154		1,930,870	2,280,399	4,211,269	(8)	11.30%	4,211,269	(8)	11.08%

Jeffrey and Jennifer Farber Family Foundation 2354 Bellingham Drive Troy, MI 48083		1,455,498	0	1,455,498	(9)	3.90%	1,455,498	(9)	3.83%

David and Nancy Farber Family Foundation 2354 Bellingham Drive Troy, MI 48083		1,431,443	0	1,431,443	(10)	3.84%	1,431,443	(10)	3.77%

Farber Family LLC 2354 Bellingham Drive Troy, MI 48083		528,142	0	528,142	(11)	1.42%	528,142	(11)	1.39%

Farber Investment LLC 2354 Bellingham Drive Troy, MI 48083		38,000	0	38,000	(12)	0.10%	38,000	(12)	0.10%

Martin Galvan 13200 Townsend Road Philadelphia, PA 19154	Chief Financial Officer	39,232	0	39,232	(13)	0.11%	197,814	(13),(14)	0.52%

Samuel H. Israel 13200 Townsend Road Philadelphia, PA 19154	Chief Legal Officer, General Counsel	18,223	0	18,223	(15)	0.05%	18,223	(15)	0.05%

Patrick G. LePore 13200 Townsend Road Philadelphia, PA 19154	Director	1,700	0	1,700		0.00%	1,700		0.00%

James M. Maher 13200 Townsend Road Philadelphia, PA 19154	Director	27,297	0	27,297		0.07%	27,297		0.07%

Albert Paonessa, III 13200 Townsend Road Philadelphia, PA 19154	Director	14,082	0	14,082		0.04%	14,082		0.04%

Kevin R. Smith 13200 Townsend Road Philadelphia, PA 19154	SVP of Sales and Marketing	18,601	0	18,601	(16)	0.05%	92,044	(16),(17)	0.24%

Name and Address of
Beneficial Owner /		Excluding Options (*)				Including Options (**)
Director / Executive Officer	Office	Shares Held Directly	Shares Held Indirectly	Total Shares	Percent of Class	Number of Shares	Percent of Class

Paul Taveira 13200 Townsend Road Philadelphia, PA 19154	Director	31,775	0	31,775	0.09%	31,775	0.08%

All directors and executive officers as a group (12 persons)		2,960,234	2,565,327	5,525,561	14.82%	6,241,521	16.42%

(1)                  Includes 4,428 unvested shares received pursuant to restricted stock awards granted in March 2015, July 2015 and July 2016.

(2)                  Includes 1,313 vested options to purchase common stock at an exercise price of $59.20 per share and 385 vested options to purchase common stock at an exercise price of $31.30 per share.

(3)                  Includes 53,000 shares owned by Arthur P. Bedrosian’s wife and daughter.  Mr. Bedrosian disclaims beneficial ownership of these shares.  Includes 8,124 unvested shares received pursuant to restricted stock awards granted in July 2015, July 2016 and November 2016.

(4)                  Includes 30,000 vested options to purchase common stock at an exercise price of $2.80 per share, 75,000 vested options to purchase common stock at an exercise price of $6.94 per share, 89,500 vested options to purchase common stock at an exercise price of $3.55 per share, 64,000 vested options to purchase common stock at an exercise price of $4.16 per share, 90,000 vested options to purchase common stock at an exercise price of $13.86 per share, 96,000 vested options to purchase common stock at an exercise price of $34.77 per share, 10,186 vested options to purchase common stock at an exercise price of $59.20 per share and 1,362 vested options to purchase common stock at an exercise price of $31.30 per share.

(5)                  Includes 4,213 unvested shares received pursuant to restricted stock awards granted in July 2015,  July 2016 and November 2016.

(6)                  Includes 11,667 vested options to purchase common stock at an exercise price of $13.86 per share, 10,000 vested options to purchase common stock at an exercise price of $34.77 per share, 4,200 vested options to purchase common stock at an exercise price of $59.20 per share, and 322 vested options to purchase common stock at an exercise price of $31.30 per share.

(7)                  Includes 1,455,498 shares held by the Jeffrey and Jennifer Farber Family Foundation which is managed by Jeffrey Farber.  Jeffrey Farber disclaims beneficial ownership of these shares.  Includes 528,142 shares held by Farber Family LLC (“FFLLC”) which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 73,408 shares held by Jeffrey Farber as custodian for his children, 17,279 shares held as joint custodian with David Farber for a relative and also includes 38,000 shares held by Farber Investment Company (“FIC”).  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC Includes 400,000 shares held by a Grantor Retained Annuity Trust, in which Jeffrey Farber is the trustee.

(8)                  Includes 1,431,443 shares held by the David and Nancy Family Foundation.  David Farber disclaims beneficial ownership of these shares.  Includes 528,142 shares held by FFLLC which is managed by Jeffrey and David Farber.  David Farber and Jeffrey Farber each disclaim beneficial ownership of these shares.  Includes 265,535 shares held by David Farber as custodian for his children and 17,279 shares held as joint custodian with Jeffrey Farber for a relative.  Also includes 38,000 shares held by FIC.  Jeffrey Farber and David Farber each beneficially own 25% of FIC and each disclaim beneficial ownership of all but 9,500 shares held by FIC.

(9)                  Jeffrey and Jennifer Farber Family Foundation is managed by Jeffrey Farber.

(10)             David and Nancy Farber Family Foundation is managed by David and Nancy Farber.

(11)             Farber Family LLC is managed by Jeffrey Farber and David Farber.

(12)             Farber Investment LLC is beneficially owned 25% each by Jeffrey and David Farber and 50% by Larry Farber.

(13)             Includes 5,101 unvested shares received pursuant to restricted stock awards granted in July 2015, July 2016 and November 2016.

(14)             Includes 40,000 vested options to purchase common stock at an exercise price of $4.73 per share, 32,000 vested options to purchase common stock at an exercise price of $4.16 per share, 50,000 vested options to purchase common stock at an exercise price of $13.86 per share, 30,000 vested options to purchase common stock at an exercise price of $34.77 per share and 5,993 vested options to purchase common stock at an exercise price of $59.20 per share, and 589 vested options to purchase common stock at an exercise price of $31.30 per share.

(15)             Relates to unvested shares received pursuant to restricted stock awards granted in July 2017.

(16)             Includes 4,817 unvested shares received pursuant to restricted stock awards granted in July 2015, July 2016 and November 2016.

(17)             Includes 11,667 vested options to purchase common stock at an exercise price of $4.16 per share, 30,000 vested options to purchase common stock at an exercise price of $13.86 per share, 26,000 vested options to purchase common stock at an exercise price of $34.77 per share, 5,253 vested options to purchase common stock at an exercise price of $59.20 per share and 523 vested options to purchase common stock at an exercise price of $31.30 per share.

*   Percent of class calculation is based on 37,284,317 outstanding shares of common stock at July 31, 2017.

** Assumes that all options exercisable within sixty days have been exercised.

The following table sets forth, as of July 31, 2017, information regarding the names and addresses of the shareholders known to the Company to be beneficial owners of more than five (5%) percent of the Company’s common stock.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class

Invesco Ltd. 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	1,898,649	(1)	5.09%

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	3,764,500	(2)	10.10%

Snow Capital Management, L.P. 2000 Georgetowne Drive, Suite 200 Sewickley, PA 15143	2,526,240	(3)	6.78%

Deerfield Management Company, L.P. 780 Third Avenue, 37th Floor New York, NY 10017	1,853,896	(4)	4.97%

The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	2,573,978	(5)	6.90%

(1)              Based on Schedule 13G filed by Invesco Ltd. with the SEC on February 14, 2017, Invesco Ltd. has sole voting power over 1,898,649 shares, shared voting power over 0 shares, sole dispositive power over 1,898,649 shares and shared dispositive power over 0 shares.

(2)              Based on Schedule 13G/A filed by Blackrock, Inc. with the SEC on January 25, 2017, Blackrock, Inc. has sole voting power over 3,705,233 shares, shared voting power over 0 shares, sole dispositive power over 3,764,500 shares and shared dispositive power over 0 shares.

(3)              Based on Schedule 13G filed by Snow Capital Management, L.P. with the SEC on February 6, 2017, Snow Capital Management, L.P. has sole voting power over 2,404,017 shares, shared voting power over 0 shares, sole dispositive power over 2,526,240 shares and shared dispositive power over 0 shares.

(4)              Based on Schedule 13G filed by Deerfield Management Company, L.P. with the SEC on February 10, 2017, Deerfield Management Company, L.P. has sole voting power over 0 shares, shared voting power over 1,853,896 shares, sole dispositive power over 0 shares and shared dispositive power over 1,853,896 shares.

(5)              Based on Schedule 13G filed by The Vanguard Group with the SEC on February 10, 2017, The Vanguard Group has sole voting power over 3,298 shares, shared voting power over 3,298 shares, sole dispositive power over 2,573,978 shares and shared dispositive power over 35,692 shares.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans as of June 30, 2017:

(In thousands, except for weighted average exercise price) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by security holders	1,475	$18.02	2,130

Equity Compensation plans not approved by security holders	—	—	—

Total	1,475	$18.02	2,130

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

The Company had net sales of $3.7 million, $3.1 million and $1.9 million during the fiscal years ended June 30, 2017, 2016 and 2015, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $751 thousand and $682 thousand at June 30, 2017 and 2016, respectively.

The Company also had net sales of $1.7 million during the fiscal year ended June 30, 2017 to a generic distributor, KeySource Medical (“KeySource”).  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $606 thousand as of June 30, 2017.

As part of its review, the Audit Committee noted that the amount of net sales to Auburn approximated 0.6%, 0.6% and 0.5% of total net sales during the fiscal years ended June 30, 2017, 2016 and 2015, respectively.  The Audit Committee also noted that the amount of net sales to KeySource approximated 0.3% of total net sales during the fiscal year ended June 30, 2017.

The Audit Committee reviewed an analysis of sales prices charged to Auburn and KeySource, which compared the average sales prices by product for Auburn and KeySource sales to the average sales prices by product to other Lannett customers during the same period.  As a result of this analysis, the Audit Committee ratified the net sales made to Auburn and KeySource during the fiscal year ended June 30, 2017 and 2016.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP served as the independent auditors of the Company during Fiscal 2017, 2016 and 2015.  No relationship exists, other than the usual relationship between independent public accountant and client.  The following table identifies the fees incurred for services rendered by Grant Thornton LLP in Fiscal 2017, 2016 and 2015.

(In thousands)	Audit Fees	Audit-Related	Tax Fees (1)	All Other Fees (2)	Total Fees

Fiscal 2017:	$1,502	$—	$167	$—	$1,669
Fiscal 2016:	$1,482	$—	$154	$—	$1,636
Fiscal 2015:	$499	$—	$104	$10	$613

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

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.                   Consolidated Financial Statements:

See accompanying Index to Consolidated Financial Statements.

2.                   Consolidated Financial Statement Schedules:

Lannett Company, Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended June 30:

Description (In thousands)	Balance at Beginning of Fiscal Year	Charged to (Reduction of) Expense	Deductions	Balance at End of Fiscal Year

Allowance for Doubtful Accounts
2017	$610	$186	$—	$796
2016	374	236	—	610
2015	115	259	—	374

Inventory Valuation
2017	$6,924	$10,429	$12,840	$4,513
2016	4,957	9,354	7,387	6,924
2015	2,384	6,700	4,127	4,957

Deferred Tax Asset Valuation Allowance
2017	$3,927	$2,464	$—	$6,391
2016	2,326	1,601	—	3,927
2015	2,289	37	—	2,326

3.                    Exhibits:

Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit Number	Description	Method of Filing

2.1	Stock Purchase Agreement by and among Lannett Company, Inc., Rohit Desai, the RD Nevada Trust, Silarx Pharmaceuticals, Inc. and Stoneleigh Realty, LLC, dated as of May 15, 2015	Incorporated by reference to Exhibit 2.1 on Form 8-K dated May 18, 2015

2.2	Stock Purchase Agreement among UCB S.A., UCB Manufacturing, Inc. and Lannett Company, Inc. dated as of September 2, 2015	Incorporated by reference to Exhibit 2.2 on Form 8-K dated September 4, 2015

2.3	Amendment No. 2 to Stock Purchase Agreement	Incorporated by reference to Exhibit 2.3 on Form 8-K dated December 2, 2015

3.1	Certificate of Incorporation	Incorporated by reference to the Proxy Statement filed with respect to the Annual Meeting of Shareholders held on December 6, 1991 (the “1991 Proxy Statement”).

3.2	By-Laws, as amended	Incorporated by reference to the 1991 Proxy Statement.

3.3	Amendment No. 1 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.3 on Form 8-K dated January 16, 2014

3.4	Amendment No. 2 to Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.4 on Form 8-K dated July 17, 2014

3.5	Updated and Amended Certificate of Incorporation	Incorporated by reference to Exhibit 3.5 to the Annual Report on 2014 Form 10-K

3.6	Updated and Amended By-Laws	Incorporated by reference to Exhibit 3.6 to the Annual Report on 2014 Form 10-K

3.7	Amended and Restated Bylaws of Lannett Company Inc., as amended through January 21, 2015.	Incorporated by reference to Exhibit 3.7 on Form 8-K dated April 3, 2015

3.8	Amended and Restated Bylaws of Lannett Company Inc., as amended through July 6, 2015.	Incorporated by reference to Exhibit 3.8 on Form 8-K dated July 9, 2015

4	Specimen Certificate for Common Stock	Incorporated by reference to Exhibit 4(a) to Form 8 dated April 23, 1993 (Amendment No. 3 to Form 10-KSB for Fiscal 1992) (“Form 8”)

4.1	Lannett Company, Inc. Indenture. Wilmington Trust, National Association, Providing for the Issuance of Notes in Series	Incorporated by reference to Exhibit 4.1 on Form 8-K dated December 2, 2015

4.2	First Supplemental Indenture dated as of November 25, 2015	Incorporated by reference to Exhibit 4.2 on Form 8-K dated December 2, 2015

4.3	Supplemental Indenture in Respect of Subsidiary Guarantee	Incorporated by reference to Exhibit 4.3 on Form 8-K dated December 2, 2015

10.1	Line of Credit Note dated March 11, 1999 between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ad) to the Annual Report on 1999 Form 10-KSB

10.2	Philadelphia Authority for Industrial Development Taxable Variable Rate Demand/Fixed Rate Revenue Bonds, Series of 1999	Incorporated by reference to Exhibit 10(ae) to the Annual Report on 1999 Form 10-KSB

10.3	Philadelphia Authority for Industrial Development	Incorporated by reference to Exhibit 10(af) to the Annual

	Tax-Exempt Variable Rate Demand/Fixed Revenue Bonds (Lannett Company, Inc. Project) Series of 1999	Report on 1999 Form 10-KSB

Exhibit Number	Description	Method of Filing
10.4	Letter of Credit and Agreements supporting bond issues between the Company and First Union National Bank	Incorporated by reference to Exhibit 10(ag) to the Annual Report on 1999 Form 10-KSB

10.5*	2003 Stock Option Plan	Incorporated by reference to the Proxy Statement for Fiscal Year Ending June 30, 2002

10.6*	Employment Agreement with Kevin Smith	Incorporated by reference to Exhibit 10.6 to the Annual Report on 2003 Form 10-KSB

10.7*	Employment Agreement with Arthur Bedrosian	Incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated May 12, 2004.

10.9	Agreement between Lannett Company, Inc and Siegfried (USA), Inc.	Incorporated by reference to Exhibit 10.9 to the Annual Report on 2003 Form 10-KSB

10.10	Agreement between Lannett Company, Inc and Jerome Stevens, Pharmaceutical, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K dated April 20, 2004

10.11*	Terms of Employment Agreement with Stephen J. Kovary	Incorporated by reference to Exhibit 10.11 to the Annual Report on 2009 Form 10-K

10.12	Agreement of Sale Between Anvil Construction Company, Inc. and Lannett Company, Inc.	Incorporated by reference to Exhibit 10.12 to the Annual Report on 2009 Form 10-K

10.13*	2006 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 5, 2007

10.15*	2011 Long Term Incentive Plan	Incorporated by reference to the Proxy Statement dated January 19, 2011

10.16*	Terms of Employment Agreement with Martin P. Galvan	Incorporated by reference to Exhibit 10.1 on Form 8-K dated August 8, 2011

10.17	Amended and Restated Loan Agreement dated April 29, 2011 between the Company and Wells Fargo Bank, N. A.	Incorporated by reference to Exhibit 10.17 to the Annual Report on 2011 Form 10-K

10.18	Loan Agreement dated May 26, 2011 between the Company, the Pennsylvania Industrial Development Authority (“PIDA”) and PIDC Financing Corporation	Incorporated by reference to Exhibit 10.18 to the Annual Report on 2011 Form 10-K

10.19*	Second Amended and Restated Employment Agreement of Arthur P. Bedrosian	Incorporated by reference to Exhibit 10.19 on Form 8-K dated January 3, 2013

10.20*	Amended and Restated Employment Agreement of Martin P. Galvan	Incorporated by reference to Exhibit 10.20 on Form 8-K dated January 3, 2013

10.21*	Amended and Restated Employment Agreement of William F. Schreck	Incorporated by reference to Exhibit 10.21 on Form 8-K dated January 3, 2013

10.22*	Amended and Restated Employment Agreement of Kevin Smith	Incorporated by reference to Exhibit 10.22 on Form 8-K dated January 3, 2013

10.23*	Amended and Restated Employment Agreement of Ernest J. Sabo	Incorporated by reference to Exhibit 10.23 on Form 8-K dated January 3, 2013

10.24*	Amended and Restated Employment Agreement of Robert Ehlinger	Incorporated by reference to Exhibit 10.24 on Form 8-K dated January 3, 2013

10.25	Amendment to Agreement dated March 23, 2004 by and between Lannett Company, Inc. and Jerome Stevens Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.25 on Form 8-K dated August 19, 2013

10.26	Credit Agreement dated as of December 18, 2013 among Lannett Company Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.26 on Form 8-K dated December 19, 2013

10.27	Guaranty and Security Agreement dated as of December 18, 2013, among Lannett Company, Inc., the Subsidiaries of Lannett Company, Inc. identified therein and Citibank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.27 on Form 8-K dated December 19, 2013

Exhibit Number	Description	Method of Filing
10.28*	Employment Agreement of Michael Bogda dated December 1, 2014	Incorporated by reference to Exhibit 10.28 on Form 8-K dated December 5, 2014

10.29

Lender Joinder and First Amendment to Credit Agreement dated as of April 21, 2015 among Lannett Company, Inc., as the Borrower, Certain Financial Institutions as the Lenders and Citibank, N.A., as Administrative Agent

Incorporated by reference to Exhibit 10.29 on Form 8-K dated April 24, 2015

10.30*	Employment Agreement of John Abt	Incorporated by reference to Exhibit 10.30 on Form 10-Q dated May 8, 2015

10.31*	Employment Agreement of Rohit Desai	Incorporated by reference to Exhibit 10.31 to the Annual Report on 2015 Form 10-K

10.32*	Employment Agreement of Dr. Mahendra Dedhiya	Incorporated by reference to Exhibit 10.31 to the Annual Report on 2015 Form 10-K
10.33	Project Orion Commitment Letter	Incorporated by reference to Exhibit 10.33 on Form 8-K dated September 4, 2015

10.34*	Separation Agreement and General Release between William F. Schreck and Lannett Company, Inc., dated September 11, 2015	Incorporated by reference to Exhibit 10.34 on Form 8-K dated September 15, 2015

10.35	Project Orion Amended and Restated Commitment Letter	Incorporated by reference to Exhibit 10.35 on Form 8-K dated September 25, 2015

10.36	Credit and Guaranty Agreement dated as of November 25, 2015	Incorporated by reference to Exhibit 10.36 on Form 8-K dated December 2, 2015

10.37	Credit Agreement Joinder	Incorporated by reference to Exhibit 10.37 on Form 8-K dated December 2, 2015

10.38	Pledge and Security Agreement dated as of November 25, 2015	Incorporated by reference to Exhibit 10.38 on Form 8-K dated December 2, 2015

10.39	Supplement No. 1 to the Pledge and Security Agreement	Incorporated by reference to Exhibit 10.39 on Form 8-K dated December 2, 2015

10.40	Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 10.40 on Form 8-K dated December 2, 2015

10.41	Registration Rights Agreement	Incorporated by reference to Exhibit 10.41 on Form 8-K dated December 2, 2015

10.42*	Separation Agreement and General Release between Michael Bogda and Lannett Company, Inc., dated April 11, 2016	Incorporated by reference to Exhibit 10.42 on Form 8-K dated April 12, 2016

10.43	Amendment No. 1 to Credit and Guaranty Agreement dated June 17, 2016	Incorporated by reference to Exhibit 10.43 on Form 8-K dated June 20, 2016

10.44	Amendment No. 2 to Credit and Guaranty Agreement dated June 17, 2016	Incorporated by reference to Exhibit 10.44 on Form 8-K dated June 20, 2016

10.45*	Employment Agreement of Samuel H. Israel	Incorporated by reference to Exhibit 10.45 on Form 8-K dated July 19, 2017

21	Subsidiaries of the Company	Filed Herewith

23.1	Consent of Grant Thornton, LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Exhibit Number	Description	Method of Filing
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Date:	August 28, 2017	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 28, 2017	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Date:	August 28, 2017	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Finance and Principal Accounting Officer

Date:	August 28, 2017	By:	/s/ Jeffrey Farber
Jeffrey Farber,
Director, Chairman of the Board of Directors

Date:	August 28, 2017	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian,
Director, Chief Executive Officer

Date:	August 28, 2017	By:	/s/ David Drabik
David Drabik,
Director, Chairman of Governance and Nominating Committee, Lead Independent Director

Date:	August 28, 2017	By:	/s/ Paul Taveira
Paul Taveira,
Director, Chairman of Compensation Committee

Date:	August 28, 2017	By:	/s/ James M. Maher
James M. Maher,
Director, Chairman of Audit Committee

Date:	August 28, 2017	By:	/s/ Albert Paonessa III
Albert Paonessa III,
Director

Date:	August 28, 2017	By:	/s/ Patrick G. LePore
Patrick G. LePore,
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

Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013) in conducting its assessment as of June 30, 2017.  As a result of this assessment, management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017.  Grant Thornton, LLP’s opinion on the Company’s internal control over financial reporting appears on page 97 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lannett Company, Inc.

We have audited the accompanying consolidated balance sheets of Lannett Company, Inc. (a Delaware corporation) and Subsidiaries (collectively, the Company) as of June 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2017.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lannett Company, Inc. and Subsidiaries as of June 30, 2017 and 2016 and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 28, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Lannett Company, Inc.

We have audited  the internal control over financial reporting of Lannett Company, Inc. (a Delaware Corporation)  and Subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017 and our report dated August 28, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

August 28, 2017

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$117,737	$224,769
Investment securities	27,091	14,094
Accounts receivable, net	204,066	211,722
Inventories	122,604	114,904
Prepaid income taxes	16,703	—
Deferred tax assets	28,905	40,892
Other current assets	6,592	6,434
Total current assets	523,698	612,815
Property, plant and equipment, net	243,148	216,638
Intangible assets, net	453,861	575,503
Goodwill	339,566	333,611
Deferred tax assets	23,848	11,556
Other assets	19,191	13,895
TOTAL ASSETS	$1,603,312	$1,764,018

LIABILITIES
Current liabilities:
Accounts payable	$44,720	$34,720
Accrued expenses	12,499	9,247
Accrued payroll and payroll-related expenses	4,833	10,572
Rebates payable	44,593	21,894
Royalties payable	3,015	5,127
Restructuring liability	5,431	4,130
Settlement liability	17,000	7,000
Income taxes payable	—	743
Acquisition-related contingent consideration	—	35,000
Short-term borrowings and current portion of long-term debt	60,117	178,236
Total current liabilities	192,208	306,669
Long-term debt, net	843,530	883,612
Settlement liability	—	12,526
Other liabilities	6,452	6,754
TOTAL LIABILITIES	1,042,190	1,209,561
Commitments and contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,528,450 and 37,150,165 shares issued; 36,919,296 and 36,604,202 shares outstanding at June 30, 2017 and 2016, respectively)	37	37
Additional paid-in capital	292,780	283,301
Retained earnings	277,774	278,355
Accumulated other comprehensive loss	(222)	(295)
Treasury stock (609,154 and 545,963 shares at June 30, 2017 and 2016, respectively)	(9,247)	(7,349)
Total Lannett Company, Inc. stockholders’ equity	561,122	554,049
Noncontrolling Interest	—	408
Total stockholders’ equity	561,122	554,457
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,603,312	$1,764,018

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Fiscal Year Ended June 30,
	2017	2016	2015

Net sales	$637,341	$566,091	$406,837
Settlement agreement	(4,000)	(23,598)	—
Total net sales	633,341	542,493	406,837
Cost of sales	300,030	237,371	100,344
Amortization of intangibles	32,098	18,629	137
Gross profit	301,213	286,493	306,356
Operating expenses:
Research and development expenses	42,073	45,054	30,342
Selling, general and administrative expenses	73,477	68,325	45,206
Acquisition and integration-related expenses	3,965	27,190	4,321
Restructuring expenses	7,168	7,166	—
Intangible assets impairment charges	88,084	8,000	—
Total operating expenses	214,767	155,735	79,869
Operating income	86,446	130,758	226,487
Other income (loss):
Loss on extinguishment of debt	—	(3,009)	—
Investment income	3,768	368	1,130
Interest expense	(89,420)	(65,937)	(207)
Other	(244)	(1)	12
Total other income (loss)	(85,896)	(68,579)	935
Income before income taxes	550	62,179	227,422
Income tax expense	1,097	17,322	77,430
Net income (loss)	(547)	44,857	149,992
Less: Net income attributable to noncontrolling interest	34	75	73
Net income (loss) attributable to Lannett Company, Inc.	$(581)	$44,782	$149,919

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.02)	$1.23	$4.18
Diluted	$(0.02)	$1.20	$4.04

Weighted average common shares outstanding:
Basic	36,812,524	36,442,782	35,827,167
Diluted	36,812,524	37,389,445	37,127,117

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Year Ended June 30,
	2017	2016	2015

Net income (loss)	$(547)	$44,857	$149,992
Other comprehensive income (loss), before taxes:
Foreign currency translation gain (loss)	73	—	(241)
Total other comprehensive income (loss), net of taxes	73	—	(241)
Comprehensive income (loss)	(474)	44,857	149,751
Less: Total comprehensive income attributable to noncontrolling interest	34	75	73
Comprehensive income (loss) attributable to Lannett Company, Inc.	$(508)	$44,782	$149,678

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Stockholders’ Equity Attributable to Lannett Company Inc.
					Accumulated		Stockholders’
	Common Stock		Additional		Other		Equity		Total
	Shares		Paid-In	Retained	Comprehensive	Treasury	Attributable to	Noncontrolling	Stockholders’
	Issued	Amount	Capital	Earnings	Income (loss)	Stock	Lannett Co., Inc.	Interest	Equity

Balance, June 30, 2014	36,088	$36	$216,793	$83,654	$(54)	$(5,959)	$294,470	$295	$294,765

Shares issued in connection with share-based compensation plans	695	1	4,937	—	—	—	4,938	—	4,938
Share-based compensation	—	—	6,397	—	—	—	6,397	—	6,397
Excess tax benefits on share-based compensation awards	—	—	8,051	—	—	—	8,051	—	8,051
Purchase of treasury stock	—	—	—	—	—	(121)	(121)	—	(121)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Other comprehensive income (loss), net of income tax	—	—	—	—	(241)	—	(241)	—	(241)
Net income	—	—	—	149,919	—	—	149,919	73	149,992

Balance, June 30, 2015	36,783	$37	$236,178	$233,573	$(295)	$(6,080)	$463,413	$353	$463,766

Shares issued in connection with share-based compensation plans	367	—	4,134	—	—	—	4,134	—	4,134
Share-based compensation	—	—	11,562	—	—	—	11,562	—	11,562
Excess tax benefits on share-based compensation awards	—	—	1,507	—	—	—	1,507	—	1,507
Purchase of treasury stock	—	—	—	—	—	(1,269)	(1,269)	—	(1,269)
Issuance of warrant	—	—	29,920	—	—	—	29,920	—	29,920
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Net income	—	—	—	44,782	—	—	44,782	75	44,857

Balance, June 30, 2016	37,150	$37	$283,301	$278,355	$(295)	$(7,349)	$554,049	$408	$554,457
Shares issued in connection with share-based compensation plans	378	—	2,818	—	—	—	2,818	—	2,818
Share-based compensation	—	—	7,719	—	—	—	7,719	—	7,719
Purchase of noncontrolling interest	—	—	(1,058)	—	—	—	(1,058)	(442)	(1,500)
Purchase of treasury stock	—	—	—	—	—	(1,898)	(1,898)	—	(1,898)
Other comprehensive income, net of income tax	—	—	—	—	73	—	73	—	73
Net income (loss)	—	—	—	(581)	—	—	(581)	34	(547)

Balance, June 30, 2017	37,528	$37	$292,780	$277,774	$(222)	$(9,247)	$561,122	$—	$561,122

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(547)	$44,857	$149,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,340	33,433	5,583
Deferred income tax benefit	(305)	(19,497)	(3,266)
Share-based compensation	7,719	11,562	6,397
Excess tax benefits on share-based compensation awards	—	(1,507)	(8,051)
Intangible assets impairment charges	88,084	8,000	—
Loss (gain) on sale of assets	290	92	(33)
Loss (gain) on investment securities	(2,914)	11	(705)
Loss on extinguishment of debt	—	3,009	—
Amortization of debt discount and other debt issuance costs	20,577	12,484	110
Other noncash expenses	1,889	523	—
Changes in assets and liabilities which provided (used) cash; net of acquisitions:
Accounts receivable, net	1,701	15,149	(25,382)
Inventories	(7,700)	15,296	1,358
Prepaid income taxes/Income taxes payable	(17,748)	1,717	5,127
Other current assets and other assets	1,916	7,719	(1,673)
Rebates payable	14,369	4,525	2,995
Royalties payable	(2,112)	1,524	—
Restructuring liability	1,301	4,130	—
Settlement liability	1,000	18,598	—
Accounts payable	5,000	(3,723)	(2,498)
Accrued expenses	3,252	(1,760)	1,027
Accrued payroll and payroll-related expenses	(5,739)	(20,865)	(2,463)
Net cash provided by operating activities	165,373	135,277	128,518
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(48,694)	(24,267)	(31,676)
Proceeds from sale of property, plant and equipment	112	16	94
Purchases of intangible assets	—	—	(300)
Acquisitions, net of cash acquired	—	(934,178)	(41,862)
Proceeds from sale of investment securities	67,828	39,895	75,770
Purchase of investment securities	(77,911)	(40,533)	(47,839)
Net cash used in investing activities	(58,665)	(959,067)	(45,813)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	1,048,610	—
Short-term borrowings under revolving credit facility	—	125,000	—
Repayments of short-term borrowings and long-term debt	(178,233)	(295,033)	(129)
Purchase of noncontrolling interest	(1,500)	—	—
Acquisition-related contingent consideration	(35,000)	—	—
Proceeds from issuance of stock	2,818	4,134	4,938
Payment of debt issuance costs	—	(34,710)	(435)
Excess tax benefits on share-based compensation awards	—	1,507	8,051
Purchase of treasury stock	(1,898)	(1,269)	(121)
Distributions to noncontrolling shareholders	—	(20)	(15)
Net cash provided by (used in) financing activities	(213,813)	848,219	12,289
Effect on cash and cash equivalents of changes in foreign exchange rates	73	—	(241)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,032)	24,429	94,753
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	224,769	200,340	105,587
CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,737	$224,769	$200,340
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of amounts capitalized)	$67,115	$52,916	$206
Income taxes paid, net	$19,150	$35,141	$75,569
Credits issued pursuant to Settlement Agreement	$5,000	$—	$—
Issuance of unsecured 12.0% Senior Notes to finance KUPI acquisition	$—	$200,000	$—
Issuance of a warrant to finance KUPI acquisition	$—	$29,920	$—
Acquisition-related contingent consideration	$—	$35,000	$—

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

On November 25, 2015, the Company completed the acquisition of Kremers Urban Pharmaceuticals, Inc. (“KUPI”), the former U.S. specialty generic pharmaceuticals subsidiary of global biopharmaceuticals company UCB S.A (“UCB”).  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.  Strategic benefits of the acquisition include expanded manufacturing capacity, a diversified product portfolio and pipeline and complementary research and development expertise.

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

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States. (“U.S. GAAP”)

Principles of consolidation

The Consolidated Financial Statements include the accounts of Lannett Company, Inc. and its wholly-owned subsidiaries, as well as Cody LCI Realty, LLC (“Realty”), a variable interest entity (“VIE”) in which the Company had a 50% ownership interest until November 30, 2016, when the Company acquired the remaining 50% interest.  Noncontrolling interest in Realty was recorded net of tax as net income attributable to the noncontrolling interest.  Additionally, all intercompany accounts and transactions have been eliminated.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost.  Goodwill is tested for impairment on an annual basis on the first day of the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company first performs a qualitative assessment to determine if the quantitative impairment test is required.  If changes in circumstances indicate an asset may be impaired, the Company performs the quantitative impairment test.  The Company first determines the fair value of our reporting unit (generic pharmaceuticals).  If the net book value of our reporting unit exceeds its fair value, the difference will be recorded as a goodwill impairment, not to exceed the carrying amount of goodwill.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value of goodwill can materially impact our results of operations.

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for fiscal years ended June 30, 2017, 2016 and 2015:

(In thousands)	Fiscal Year Ended June 30,
Medical Indication	2017	2016	2015
Antibiotic	$16,748	$14,558	$12,306
Anti-Psychosis	58,625	5,462	2,260
Cardiovascular	50,628	53,541	55,166
Central Nervous System	39,451	36,291	—
Gallstone	48,600	67,348	65,262
Gastrointestinal	71,887	52,699	—
Glaucoma	18,763	25,336	21,145
Migraine	29,014	21,776	25,729
Muscle Relaxant	13,636	5,403	8,779
Obesity	3,956	3,809	4,004
Pain Management	26,135	29,804	27,461
Respiratory	10,516	9,982	—
Thyroid Deficiency	174,005	162,411	153,460
Urinary	14,695	17,398	212
Other	43,240	38,230	31,053
Contract manufacturing revenue	17,442	22,043	—
Net sales	637,341	566,091	406,837
Settlement agreement	(4,000)	(23,598)	—
Total net sales	$633,341	$542,493	$406,837

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2017, 2016 and 2015, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of total net sales in any of those periods:

	June 30, 2017	June 30, 2016	June 30, 2015

Product 1	27%	30%	38%
Product 2	8%	12%	16%
Product 3	2%	4%	12%

The following table presents the percentage of total net sales, for the fiscal years ended June 30, 2017, 2016 and 2015, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	June 30, 2017	June 30, 2016	June 30, 2015

Customer A	28%	25%	30%
Customer B	21%	16%	11%

The Company’s primary finished product inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 36%, 52% and 68% of the Company’s inventory purchases in fiscal years 2017, 2016 and 2015, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

Revenue Recognition

The Company recognizes revenue when title and risk of loss have transferred to the customer and provisions for rebates, promotional adjustments, price adjustments, returns, chargebacks and other potential adjustments are reasonably determinable and collection is reasonably assured.  The Company also considers all other relevant criteria specified in Securities and Exchange Commission Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition”, in determining when to recognize revenue.

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $175.8 million and $176.1 million at June 30, 2017 and 2016, respectively.  Rebates payable at June 30, 2017 and 2016 included $44.6 million and $21.9 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

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

Self-Insurance

Effective January 1, 2017, the Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit our total liability exposure.  The liability for self-insured risks is primarily calculated using independent third party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of June 30, 2017 was not material to the financial position of the Company.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  Based on a preliminary review of the contracts representing a substantial portion of our revenues, the Company does not expect the guidance to have a material impact on the timing and recognition of our revenues.  The Company is still evaluating the adoption method it will elect upon implementation.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 clarifies several aspects of accounting for share-based compensation including the accounting for excess tax benefits and deficiencies, accounting for forfeitures and the classification of excess tax benefits on the cash flow statement.  The Company has elected to early adopt this ASU in the fourth quarter of Fiscal 2017 which did not result in a material impact on the consolidated financial statements.  As a result of our election to early adopt, all excess tax benefits are now reflected in the provision for income taxes rather than paid-in capital.  The Company has also elected to continue to estimate forfeitures related to share-based payment awards at the time of grant.  In addition, the Company has elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively.  As such, all tax-related cash flows resulting from share-based payments in Fiscal 2017 are reflected as operating activities on the statement of cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other — Simplifying the Test for Goodwill Impairment.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; without exceeding the total amount of goodwill allocated to that reporting unit.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company has elected to early adopt this guidance in the fourth quarter of Fiscal 2017 and will apply it on a prospective basis.  The Company does not believe that the adoption will have a material impact on its consolidated financial statements.

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

The Company also agreed to contingent payments related to Methylphenidate Hydrochloride Extended Release tablets (“Methylphenidate ER”) provided the FDA reinstates the AB-rating for such product and certain sales thresholds are met.  On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  See Note 10 “Goodwill and Intangible Assets” for more information.

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

In the first quarter of Fiscal 2017, the Company recorded a $6.0 million measurement-period adjustment to the Returns reserve related to the KUPI acquisition.

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

The supplemental pro forma earnings for the fiscal year ended June 30, 2016 were adjusted to exclude $28.9 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $7.4 million was incurred by KUPI and $17.0 million of expense related to the amortization of fair value adjustments to acquisition-date inventory.

The supplemental pro forma earnings for the fiscal year ended June 30, 2015 were adjusted to include $28.9 million of acquisition-related costs, of which $21.5 million was incurred by Lannett and $7.4 million was incurred by KUPI, as well as $18.9 million of expense related to the amortization of fair value step-up adjustments to acquisition-date inventory.

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

Note 4.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations. The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $12.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the twelve months ended June 30, 2017 and 2016 were as follows:

(In thousands)	Twelve Months Ended June 30, 2017	Twelve Months Ended June 30, 2016
Employee separation costs	$3,486	$5,789
Contract termination costs	—	701
Facility closure costs	3,682	676
Total	$7,168	$7,166

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2015 through June 30, 2017 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2015	$—	$—	$—	$—
Restructuring Charges	5,789	701	676	7,166
Payments	(1,956)	(404)	(676)	(3,036)
Balance at June 30, 2016	3,833	297	—	4,130
Restructuring Charges	3,486	—	3,682	7,168
Payments	(1,888)	(297)	(3,682)	(5,867)
Balance at June 30, 2017	$5,431	$—	$—	$5,431

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at June 30, 2017 and 2016:

(In thousands)	June 30, 2017	June 30, 2016
Gross accounts receivable	$380,653	$388,460
Less Chargebacks reserve	(79,537)	(86,495)
Less Rebates reserve	(43,023)	(32,189)
Less Returns reserve	(42,135)	(40,593)
Less Other deductions	(11,096)	(16,851)
Less Allowance for doubtful accounts	(796)	(610)
Accounts receivable, net	$204,066	$211,722

For the fiscal year ended June 30, 2017, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $881.3 million, $297.0 million, $25.4 million and $53.4 million, respectively.  For the fiscal year ended June 30, 2016, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $646.9 million, $189.2 million, $21.3 million and $50.0 million, respectively.  For the fiscal year ended June 30, 2015, the Company recorded a provision for chargebacks, rebates, returns and other deductions of $338.7 million, $83.4 million, $17.7 million and $30.7 million, respectively.

Note 6.  Inventories

Inventories at June 30, 2017 and 2016 consisted of the following:

(In thousands)	June 30, 2017	June 30, 2016
Raw Materials	$57,442	$47,881
Work-in-process	15,676	20,207
Finished Goods	49,486	46,816
Total	$122,604	$114,904

During the fiscal years ended June 30, 2017, 2016 and 2015, the Company recorded write-downs for excess and obsolete inventory of $10.4 million, $9.4 million and $6.7 million, respectively.  Inventories were reduced by $4.5 million and $6.9 million at June 30, 2017 and 2016, respectively for excess and obsolete inventory amounts.

Note 7.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2017 and 2016 consisted of the following:

(In thousands)	Useful Lives	June 30, 2017	June 30, 2016
Land	—	$6,191	$6,191
Building and improvements	10 - 39 years	108,730	103,496
Machinery and equipment	5 - 10 years	142,086	120,272
Furniture and fixtures	5 - 7 years	2,953	2,904
Less accumulated depreciation		(71,461)	(53,598)
		188,499	179,265
Construction in progress		54,649	37,373
Property, plant and equipment, net		$243,148	$216,638

Depreciation expense for the fiscal years ended June 30, 2017, 2016 and 2015 was $21.8 million, $13.9 million and $5.4 million, respectively.

During the fiscal years ended June 30, 2017, 2016 and 2015, the Company had no impairment charges related to property, plant and equipment.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.0 million at June 30, 2017 and June 30, 2016.

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

The Company’s financial assets and liabilities measured at fair value at June 30, 2017 and June 30, 2016 were as follows:

	June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$27,091	$—	$—	$27,091
Total Assets	$27,091	$—	$—	$27,091

	June 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$14,094	$—	$—	$14,094
Total Assets	$14,094	$—	$—	$14,094

Liabilities
Acquisition-related contingent consideration	$—	$—	$35,000	$35,000
Total Liabilities	$—	$—	$35,000	$35,000

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $2.9 million during the fiscal year ended June 30, 2017, which included an unrealized gain related to securities still held at June 30, 2017 of $964 thousand.

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

Note 10.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the twelve months ended June 30, 2016 and 2017 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2015	$141
Goodwill acquired	333,470
Balance at June 30, 2016	333,611
Measurement-period adjustments	5,955
Balance at June 30, 2017	$339,566

Intangible assets, net as of June 30, 2017 and June 30, 2016, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Definite-lived:
Cody Labs import license	15	$582	$582	$(347)	$(309)	$235	$273
KUPI product rights	15	434,000	427,000	(43,286)	(17,119)	390,714	409,881
KUPI trade name	2	2,920	2,920	(2,338)	(878)	582	2,042
KUPI other intangible assets	15	19,000	19,000	(2,028)	(762)	16,972	18,238
Silarx product rights	15	10,000	10,000	(1,389)	(722)	8,611	9,278
Other product rights	14	653	653	(355)	(311)	298	342
Total definite-lived		$467,155	$460,155	$(49,743)	$(20,101)	$417,412	$440,054

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$117,000	$—	$—	$18,000	$117,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	135,449	—	—	36,449	135,449
Total intangible assets, net		$503,604	$595,604	$(49,743)	$(20,101)	$453,861	$575,503

For the fiscal years ended June 30, 2017, 2016 and 2015, the Company recorded amortization expense of $33.6 million, $19.5 million and $137 thousand, respectively.

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

Future annual amortization expense consists of the following:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2018	$31,530
2019	30,946
2020	30,938
2021	30,938
2022	30,938
Thereafter	262,122
$417,412

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

In the third quarter of Fiscal 2017, the Company made voluntary payments totaling $100.0 million against its outstanding revolving credit facility balance.  In the fourth quarter of Fiscal 2017, the Company repaid the remaining $25.0 million revolving credit facility balance.  As of June 30, 2017, there was no balance outstanding under the revolving credit facility.

On June 17, 2016, Lannett amended the Senior Secured Credit Facility and the Credit and Guaranty Agreement to raise an incremental term loan in the principal amount of $150.0 million (the “Incremental Term Loan”) and amended certain sections of the agreement (the “Amended Senior Secured Credit Facility”). The terms of this Incremental Term Loan are substantially the same as those applicable to the Term Loan B facility.  The Company used the proceeds of the Incremental Term Loan and cash on hand to repurchase the outstanding $250.0 million aggregate principal amount of Lannett’s 12.0% Senior Notes due 2023 (the “Senior Notes”) issued in connection with the KUPI acquisition.  As a result of the repurchase of the Senior Notes, the Company recorded a $3.0 million loss on extinguishment of debt in the fourth quarter of Fiscal 2016.

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

Long-term debt, net consisted of the following:

	June 30,	June 30,
(In thousands)	2017	2016
Term Loan A due 2020	254,375	$268,125
Unamortized discount and other debt issuance costs	(16,238)	(22,104)
Term Loan A, net	238,137	246,021
Term Loan B due 2022	727,881	767,226
Unamortized discount and other debt issuance costs	(63,106)	(77,273)
Term Loan B, net	664,775	689,953
Revolving Credit Facility due 2020	—	125,000
Other	735	874
Total debt, net	903,647	1,061,848
Less short-term borrowings and current portion of long-term debt	(60,117)	(178,236)
Total long-term debt, net	$843,530	$883,612

Long-term debt amounts due, for the twelve month periods ending June 30 were as follows:

Amounts Payable
(In thousands)	to Institutions
2018	$60,117
2019	66,999
2020	67,006
2021	218,263
2022	39,451
Thereafter	531,155
Total	$982,991

Note 12.  Legal, Regulatory Matters and Contingencies

Richard Asherman

On April 16, 2013, Richard Asherman (“Asherman”), the former President of and a member in Realty, filed a complaint (“Complaint”) in Wyoming state court against the Company and Cody Labs.  At the same time, he also filed an application for a temporary restraining order to enjoin certain operations at Cody Labs, claiming, among other things, that Cody Labs was in violation of certain zoning laws and that Cody Labs was required to increase the level of its property insurance and to secure performance bonds for work being performed at Cody Labs.  Mr. Asherman claimed Cody Labs was in breach of his employment agreement and was required to pay him severance under his employment agreement, including 18 months of base salary, vesting of unvested stock options and continuation of benefits.  Mr. Asherman also asserted that the Company was in breach of the Realty Operating Agreement and, among other requested remedies, he sought to have the Company (i) pay him 50% of the value of 1.66 acres of land that Realty previously agreed to donate to an economic development entity associated with the City of Cody, Wyoming, which contemplated transaction has since been avoided and cancelled.  Although Mr. Asherman originally sought to require that Lannett acquire his interest in Realty for an unspecified price and/or to dissolve Realty, those claims have been dismissed.  In October 2016, the Company and Mr. Asherman reached a tentative agreement in principle to resolve their disputes.  On November 30, 2016, the parties agreed to a settlement payment in full and final satisfaction of the claims filed by Asherman without an admission of liability by either party.  As part of this settlement, the Company purchased for $1.5 million the remaining noncontrolling interest in Realty, free and clear of all liens, claims and encumbrances.

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice.  In December 2016, the Connecticut Attorney General, joined by numerous other State Attorney General, filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior related to Doxycycline Hyclate and Gliburide.  The Company was not named in the action and does not compete on the products that formed the basis of the complaint.

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

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of June 30, 2017, the Company’s best estimate of the liability for potential overcharges is approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

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

Private Antitrust and Consumer Protection Litigation

The Company and certain competitors have been named as defendants in a number of lawsuits filed in 2016 and 2017 alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin, levothyroxine, ursodiol and baclofen.  These cases are part of a larger group of more than 100 lawsuits generally alleging that approximately 50 generic pharmaceutical manufacturers and distributors conspired to fix prices for at least 18 different generic drugs in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes.  The United States also has been granted leave to intervene in the cases.  On April 6, 2017, the Judicial Panel on Multidistrict Litigation ordered that all of the cases alleging price-fixing for generic drugs be consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania under the caption In re: Generic Pharmaceuticals Pricing Antitrust Litigation.  The various plaintiffs are grouped into three categories — Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers — and filed an Consolidated Amended Complaints against the Company and the other defendants on August 15, 2017.  Originally, Plaintiffs filed a single lawsuit related to both doxycycline and digoxin naming the Company and other generic pharmaceutical manufacturers as defendants in the combined cases.  However, when the multidistrict litigation was established with separate cases for each generic pharmaceutical at issue, the Company was only named as a defendant in the digoxin cases, and not the doxycycline cases.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.  The Company does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

Shareholder Litigation

In November 2016, a purported class action lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and two of its officers claiming that the Company in its securities filings made false and misleading statements in connection with its drug pricing methodologies and internal controls with respect to drug pricing methodologies, causing damage to the purported class.  An amended complaint was filed in May 2017, and at this time the Company anticipates filing a motion to dismiss.  The Company cannot reasonably predict the outcome of the suit at this time.

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

A trial was conducted in September 2016.  The Court issued its decision on March 29, 2017, finding that Lannett did not prove that the patents at issue are invalid.  The Company has appealed the decision and filed its opening appeal brief on July 11, 2017.  The responsive brief by AstraZeneca AB, AstraZeneca UK Limited and Impax Laboratories, Inc. is due on September 5, 2017.  A final decision of the appellate court is expected in late 2017 or early 2018.

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

On March 20, 2017, Braintree Laboratories, Inc. (“Braintree”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware (C.A. No. 1:17-cv-00293-GMS), alleging that the Company’s filing of ANDA No. 209941 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No. 209941.  The Company answered the complaint denying infringement and raising invalidity as a defense, and has filed counterclaims seeking a declaration of non-infringement and invalidity.  The matter is currently scheduled for a 4-day bench trial beginning on January 22, 2019.  On July 28, 2017, the Company filed a motion for judgment on the pleadings, seeking a ruling that its ANDA product does not infringe the Braintree patent and seeking judgment as a matter of law.  Braintree’s responsive brief is due within 30 days and the court is expected to issue a decision in late 2017 or early 2018 on the motion.

Although the Company cannot currently predict the length or outcome of paragraph IV litigation, legal expenses associated with these lawsuits could have a significant impact on the financial position, results of operations and cash flows of the Company.

EPA Violation Notice

On July 13, 2017, the United States Department of Environmental Protection Agency (“EPA”) sent a Finding of Violation to KUPI alleging several violations of national emissions standards for hazardous air pollutants at KUPI’s Seymour, Indiana facility.  The EPA is giving the company the opportunity to discuss the matter with the agency before filing a formal complaint or assessing fines with respect to the alleged violations.  The Company is conducting an investigation into the matter and cannot reasonably predict the outcome of any potential EPA action at this time.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the twelve-month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
2018	$1,159
2019	1,080
2020	1,080
2021	1,080
2022	1,080
Thereafter	5,238
Total	$10,717

Other Commitment

During the third quarter of Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs.  The decision to provide any portion of the revolving loan is at the Company’s sole discretion.  At any time after the outstanding revolving loan balance is equal to or greater than $7.5 million, the Company has the option to convert the first $7.5 million into a 50% ownership interest in the entity.  As of June 30, 2017, $977 thousand was outstanding under the revolving loan. The board of the entity is comprised of five members, two of which are employees of the Company.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of June 30, 2017 and 2016:

(In thousands)	June 30, 2017	June 30, 2016
Foreign Currency Translation
Beginning Balance	$(295)	$(295)
Net (loss) on foreign currency translation (net of tax of $0 and $0)	73	—
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive (loss), net of tax	—	—
Ending Balance	(222)	(295)
Total Accumulated Other Comprehensive Loss	$(222)	$(295)

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

	For Fiscal Year Ended June 30,
(In thousands, except share and per share data)	2017	2016	2015

Net income (loss) attributable to Lannett Company, Inc.	$(581)	$44,782	$149,919

Basic weighted average common shares outstanding	36,812,524	36,442,782	35,827,167
Effect of potentially dilutive options and restricted stock awards	—	946,663	1,299,950
Diluted weighted average common shares outstanding	36,812,524	37,389,445	37,127,117

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$(0.02)	$1.23	$4.18
Diluted	$(0.02)	$1.20	$4.04

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the fiscal years ended June 30, 2017, 2016 and 2015 were 4.3 million, 3.0 million and 83 thousand, respectively.

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

Note 17.  Share-based Compensation

At June 30, 2017, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 2.1 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of June 30, 2017, there was $6.5 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 1.8 years.

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

	June 30, 2017	June 30, 2016	June 30, 2015
Risk-free interest rate	1.1%	1.7%	1.7%
Expected volatility	55.6%	48.3%	52.1%
Expected dividend yield	—	—	—
Forfeiture rate	6.5%	6.5%	6.5%
Expected term	5.2 years	5.2 years	5.5 years
Weighted average fair value	$15.33	$26.24	$17.73

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

A stock option roll-forward as of June 30, 2017, 2016 and 2015 and changes during the years then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at June 30, 2014	2,205	7.84
Granted	513	36.71
Exercised	(665)	6.47	$33,201
Forfeited, expired or repurchased	(78)	18.33
Outstanding at June 30, 2015	1,975	15.39	86,983	7.2
Granted	58	59.20
Exercised	(254)	12.62	$6,168
Forfeited, expired or repurchased	(49)	32.66
Outstanding at June 30, 2016	1,730	$16.77	$19,524	6.3
Granted	11	31.30
Exercised	(234)	7.38	$4,849
Forfeited, expired or repurchased	(32)	33.04
Outstanding at June 30, 2017	1,475	$18.02	$12,212	5.7

Vested and expected to vest at June 30, 2017	1,473	$17.98	$12,212	5.7
Exercisable at June 30, 2017	1,328	$15.69	$12,212	5.7

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for fiscal year ended June 30, 2017, 2016 and 2015.

A summary of restricted stock awards as of June 30, 2017, 2016 and 2015 and changes during the fiscal years then ended, is presented below:

(In thousands)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2014	16	34.01
Granted	103	37.97
Vested	(14)	36.06	$664
Forfeited	(7)	36.59
Non-vested at June 30, 2015	98	37.83
Granted	147	54.64
Vested	(66)	47.11	$3,511
Forfeited	(12)	47.67
Non-vested at June 30, 2016	167	$48.22
Granted	298	24.73
Vested	(86)	42.60	$2,564
Forfeited	(45)	32.90
Non-vested at June 30, 2017	334	$30.71

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the fiscal years ended June 30, 2017, 2016 and 2015, 57 thousand shares, 47 thousand shares and 12 thousand shares were issued under the ESPP, respectively.  As of June 30, 2017, 542 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	For Fiscal Year Ended June 30,
(In thousands)	2017	2016	2015
Selling, general and administrative expenses	$5,855	$9,529	$5,145
Research and development expenses	661	760	523
Cost of sales	1,203	1,273	729
Total	$7,719	$11,562	$6,397

Tax benefit at statutory rate	$2,818	$4,220	$2,159

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the fiscal years ended June 30, 2017, 2016 and 2015 were $2.1 million, $1.6 million and $855 thousand, respectively.

Note 19.  Income Taxes

The provision for income taxes consisted of the following for the fiscal years ended June 30:

(In thousands)	June 30, 2017	June 30, 2016	June 30, 2015
Current Income Tax Expense (Benefit)
Federal	$764	$34,932	$80,124
State and Local	638	1,887	572
Total Current Income Tax Expense	1,402	36,819	80,696
Deferred Income Tax Expense (Benefit)
Federal	(2,210)	(17,529)	(5,245)
State and Local	1,905	(1,968)	1,979
Total Deferred Income Tax Benefit	(305)	(19,497)	(3,266)
Total Income Tax Expense	$1,097	$17,322	$77,430

A reconciliation of the differences between the effective rates and federal statutory rates was as follows:

	June 30, 2017	June 30, 2016	June 30, 2015

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax, net	293.6%	(0.1)%	0.1%
Nondeductible expenses	45.4%	0.8%	—
Foreign rate differential	49.9%	0.5%	0.1%
Income tax credits	(160.9)%	(3.0)%	(0.4)%
Domestic production activity deduction	—	(5.2)%	(1.3)%
Change in tax laws	—	—	0.6%
Excess tax benefits on share-based compensation	(134.3)%	—	—
Other	70.8%	(0.1)%	(0.1)%
Effective income tax rate	199.5%	27.9%	34.0%

The principal types of differences between assets and liabilities for financial statement and tax return purposes are accruals, reserves, impairment of intangibles, accumulated amortization, accumulated depreciation and share-based compensation expense.  A deferred tax asset is recorded for the future benefits created by the timing of accruals and reserves and the application of different amortization lives for financial statement and tax return purposes.  The Company’s deferred tax liability is mainly attributable to different depreciation methods for financial statement and tax return purposes.  A deferred tax asset valuation allowance is established if it is more likely than not that the Company will be unable to realize certain of the deferred tax assets.  As of June 30, 2017 and 2016, temporary differences which give rise to deferred tax assets and liabilities were as follows:

(In thousands)	June 30, 2017	June 30, 2016
Deferred tax assets:
Accrued expenses	$1,869	$1,636
Share-based compensation expense	6,031	5,074
Reserve for returns	15,032	14,583
Reserves for rebates	11,194	19,235
Reserves for accounts receivable and inventory	2,026	6,305
Intangible impairment	2,176	3,312
Federal net operating loss	736	736
State net operating loss	2,944	1,469
Impairment on Cody note receivable	1,913	1,941
Accumulated amortization on intangible assets	25,505	5,301
Settlement Liability	6,019	7,014
Foreign net operating loss	736	579
Other	290	901
Total deferred tax asset	76,471	68,086
Valuation allowance	(6,391)	(3,927)
Total deferred tax asset less valuation allowance	70,080	64,159
Deferred tax liabilities:
Prepaid expenses	267	263
Property, plant and equipment	16,807	11,381
Other	253	67
Total deferred tax liability	17,327	11,711
Net deferred tax asset	$52,753	$52,448

The net deferred tax asset as of June 30, 2017 and 2016 is reduced by a valuation allowance of $6.4 million and $3.9 million, respectively, which are primarily related to deferred tax assets for various states, the impairment on the Cody note receivable as well as foreign net operating losses.  The Company increased the valuation allowance in Fiscal 2017 primarily related to an increase of state deferred tax assets.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) was as follows:

(In thousands)	Balance
Balance at June 30, 2015	$578
Additions for tax positions of the current year	742
Additions for tax positions of prior years	109
Additions from acquisitions	4,858
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(43)
Balance at June 30, 2016	$6,244
Additions for tax positions of the current year	168
Additions for tax positions of prior years	16
Additions from acquisitions	—
Reductions for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	(486)
Balance at June 30, 2017	$5,942

The amount of unrecognized tax benefits at June 30, 2017, 2016 and 2015 was $5.9 million, $6.2 million and $578 thousand respectively, of which $4.2 million, $4.4 million and $578 thousand would impact the Company’s effective tax rate, respectively, if recognized.

The Company has not recorded any interest and penalties for the periods ended June 30, 2017, 2016 and 2015 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s consolidated balance sheet as of June 30, 2017 and 2016.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The cumulative amount of unrecognized tax benefits as of June 30, 2017 includes approximately $3.0 million of state reserves related to the acquisition of KUPI, which are expected to be recognized in Fiscal 2018 due to a lapse of statute of limitations.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2013 and prior generally are no longer subject to review as such years generally are closed.  The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company.

Note 20.  Related Party Transactions

The Company had sales of $3.7 million, $3.1 million and $1.9 million during the fiscal years ended June 30, 2017, 2016 and 2015, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $751 thousand and $682 thousand at June 30, 2017 and 2016, respectively.

The Company also had net sales of $1.7 million during the fiscal year ended June 30, 2017 to a generic distributor, KeySource.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $606 thousand as of June 30, 2017.

As part of its review, the Audit Committee noted that the amount of net sales to Auburn approximated 0.6%, 0.6% and 0.5% of total net sales during the fiscal years ended June 30, 2017, 2016 and 2015, respectively.  The Audit Committee also noted that the amount of net sales to KeySource approximated 0.3% of total net sales during the fiscal year ended June 30, 2017.

The Audit Committee reviewed an analysis of sales prices charged to Auburn and KeySource, which compared the average sales prices by product for Auburn and KeySource sales to the average sales prices by product to other Lannett customers during the same period.  As a result of this analysis, the Audit Committee ratified the net sales made to Auburn and KeySource during the fiscal year ended June 30, 2017 and 2016.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 36%, 52% and 68% of the Company’s inventory purchases in the fiscal year ending June 30, 2017, 2016 and 2015, respectively.

On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 23, 2019.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and JSP’s designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  If the parties agree to a second five year extension from March 23, 2019 to March 23, 2024, the Company is required to issue to JSP or its designees an additional 1.5 million shares of the Company’s common stock.  Both Lannett and JSP have the right to terminate the contract if one of the parties does not cure a material breach of the contract within thirty (30) days of notice from the non-breaching party.

During the renewal term of the JSP distribution agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will continue to meet the minimum purchase requirement for Fiscal 2018 and thereafter.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the JSP Distribution Agreement.

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

In the third quarter of Fiscal 2017, the customer notified the Company that it had elected to receive $10.0 million in credit memorandums in lieu of $8.0 million in cash related to the calendar year 2017 election.  As a result of the election, the Company re-assessed the fair value of the settlement agreement which resulted in an increase to the liability and a reduction to net sales of $4.0 million in the third quarter of Fiscal 2017.

Note 23.  Quarterly Financial Information (Unaudited)

Lannett’s quarterly consolidated results of operations are shown below:

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2017
Net sales	$139,118	$165,720	$170,944	$161,559
Settlement agreement	—	(4,000)	—	—
Total net sales	139,118	161,720	170,944	161,559
Cost of sales	80,240	89,290	82,891	79,707
Gross profit	58,878	72,430	88,053	81,852
Operating expenses	30,069	28,793	53,747	102,158
Operating income (loss)	28,809	43,637	34,306	(20,306)
Other loss	(19,983)	(21,371)	(22,578)	(21,964)
Income tax expense (benefit)	3,100	7,337	3,542	(12,882)
Less: Net income attributable to noncontrolling interest	—	—	14	20
Net income (loss) attributable to Lannett Company, Inc.	$5,726	$14,929	$8,172	$(29,408)
Earnings (loss) per common share attributable to Lannett Company Inc. (1)
Basic	$0.16	$0.41	$0.22	$(0.80)
Diluted	$0.15	$0.40	$0.22	$(0.80)

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2016
Net sales	$168,887	$163,712	$127,059	$106,433
Settlement agreement	—	(23,598)	—	—
Total net sales	168,887	140,114	127,059	106,433
Cost of sales	88,957	82,623	55,414	29,006
Gross profit	79,930	57,491	71,645	77,427
Operating expenses	49,535	38,874	41,320	26,006
Operating income	30,395	18,617	30,325	51,421
Other loss	(29,752)	(26,830)	(10,827)	(1,170)
Income tax expense (benefit)	(2,948)	(2,743)	5,958	17,055
Less: Net income attributable to noncontrolling interest	20	20	20	15
Net income (loss) attributable to Lannett Company, Inc.	$3,571	$(5,490)	$13,520	$33,181
Earnings (loss) per common share attributable to Lannett Company Inc. (1)
Basic	$0.10	$(0.15)	$0.37	$0.91
Diluted	$0.10	$(0.15)	$0.36	$0.89

	Fourth	Third	Second	First
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Fiscal 2015
Net sales	$99,276	$99,352	$114,822	$93,387
Cost of sales	27,326	23,714	27,621	21,820
Gross profit	71,950	75,638	87,201	71,567
Operating expenses	20,932	21,363	20,658	16,916
Operating income	51,018	54,275	66,543	54,651
Other income (loss)	165	(42)	713	99
Income tax expense	17,222	17,973	22,435	19,800
Less: Net income attributable to noncontrolling interest	18	27	10	18
Net income attributable to Lannett Company, Inc.	$33,943	$36,233	$44,811	$34,932
Earnings per common share attributable to Lannett Company Inc. (1)
Basic	$0.94	$1.01	$1.26	$0.98
Diluted	$0.91	$0.97	$1.21	$0.94

(1)         Due to differences in weighted average common shares outstanding, quarterly earnings per share may not add up to the totals reported for the full fiscal year.

The decline in operating income in the first and second quarters of Fiscal 2017 is primarily attributable to a $65.1 million and $23.0 million intangible assets impairment charge, respectively.  Total net sales in the third and fourth quarters of Fiscal 2017 were negatively impacted by $4.5 million and $5.7 million, respectively, due to the Bipartisan Budget Act of 2015 which required drug manufacturers to pay additional rebates to state Medicaid programs.  Total net sales in the third quarter of Fiscal 2017 was also negatively impacted by a $4.0 million adjustment to the Fiscal 2016 settlement agreement amount with a former customer (See Note 22).

The decline in operating income in the third and fourth quarters of Fiscal 2016 is primarily attributable to a $23.6 million settlement agreement with a former customer and an $8.0 million intangible assets impairment charge, respectively.  Net income attributable to Lannett Company, Inc. in the fourth quarter of Fiscal 2016 also included a $3.0 million loss on extinguishment of debt.

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