Form 10-Q
period 2017-09-30
LANNETT CO INC
filed 2017-11-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2017
Common stock, par value $0.001 per share	37,667,411

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$92,461	$117,737
Investment securities	23,973	27,091
Accounts receivable, net	243,326	204,066
Inventories	125,390	122,604
Prepaid income taxes	13,494	16,703
Other current assets	9,325	6,592
Total current assets	507,969	494,793
Property, plant and equipment, net	249,276	243,148
Intangible assets, net	447,797	453,861
Goodwill	339,566	339,566
Deferred tax assets	48,592	52,753
Other assets	22,587	19,191
TOTAL ASSETS	$1,615,787	$1,603,312

LIABILITIES
Current liabilities:
Accounts payable	$49,229	$44,720
Accrued expenses	13,042	12,499
Accrued payroll and payroll-related expenses	6,706	4,833
Rebates payable	47,336	44,593
Royalties payable	2,480	3,015
Restructuring liability	4,498	5,431
Settlement liability	14,500	17,000
Short-term borrowings and current portion of long-term debt	63,556	60,117
Total current liabilities	201,347	192,208
Long-term debt, net	831,665	843,530
Other liabilities	6,504	6,452
TOTAL LIABILITIES	1,039,516	1,042,190
Commitments and contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,672,233 and 37,528,450 shares issued; 37,034,055 and 36,919,296 shares outstanding at September 30, 2017 and June 30, 2017, respectively)	38	37
Additional paid-in capital	295,282	292,780
Retained earnings	291,031	277,774
Accumulated other comprehensive loss	(221)	(222)
Treasury stock (638,178 and 609,154 shares at September 30, 2017 and June 30, 2017, respectively)	(9,859)	(9,247)
Total stockholders’ equity	576,271	561,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,615,787	$1,603,312

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016

Net sales	$154,961	$161,559
Cost of sales	79,553	70,820
Amortization of intangibles	7,737	8,887
Gross profit	67,671	81,852
Operating expenses:
Research and development expenses	7,409	12,371
Selling, general and administrative expenses	19,038	21,260
Acquisition and integration-related expenses	18	1,391
Restructuring expenses	527	2,052
Intangible asset impairment charge	—	65,084
Total operating expenses	26,992	102,158
Operating income (loss)	40,679	(20,306)
Other income (loss):
Investment income	1,164	1,027
Interest expense	(20,912)	(22,994)
Other	(251)	3
Total other income (loss)	(19,999)	(21,964)
Income (loss) before income tax	20,680	(42,270)
Income tax expense (benefit)	7,423	(12,882)
Net income (loss)	13,257	(29,388)
Less: Net income attributable to noncontrolling interest	—	20
Net income (loss) attributable to Lannett Company, Inc.	$13,257	$(29,408)

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.36	$(0.80)
Diluted	$0.35	$(0.80)

Weighted average common shares outstanding:
Basic	36,992,064	36,699,267
Diluted	37,730,656	36,699,267

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2017	2016

Net income (loss)	$13,257	$(29,388)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1	(3)
Total other comprehensive income (loss), before tax	1	(3)
Income tax related to items of other comprehensive income	—	—
Total other comprehensive income (loss), net of tax	1	(3)
Comprehensive income (loss)	13,258	(29,391)
Less: Total comprehensive income attributable to noncontrolling interest	—	20
Comprehensive income (loss) attributable to Lannett Company, Inc.	$13,258	$(29,411)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, June 30, 2017	37,528	$37	$292,780	$277,774	$(222)	$(9,247)	$561,122

Shares issued in connection with share-based compensation plans	144	1	313	—	—	—	314
Share-based compensation	—	—	2,189	—	—	—	2,189
Purchase of treasury stock	—	—	—	—	—	(612)	(612)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Net income	—	—	—	13,257	—	—	13,257

Balance, September 30, 2017	37,672	$38	$295,282	$291,031	$(221)	$(9,859)	$576,271

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$13,257	$(29,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,778	14,317
Deferred income tax expense (benefit)	4,161	(3,432)
Share-based compensation	2,189	2,456
Excess tax benefits on share-based compensation awards	—	(644)
Intangible asset impairment charge	—	65,084
Loss on sale of assets	234	2
(Gain) on investment securities	(864)	(808)
Amortization of debt discount and other debt issuance costs	5,017	5,288
Other noncash expenses	—	474
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(39,260)	15,241
Inventories	(2,786)	(12,847)
Prepaid income taxes	3,261	(22,252)
Other assets	(6,262)	(1,640)
Rebates payable	2,743	(1,791)
Royalties payable	(535)	(969)
Restructuring liability	(933)	637
Accounts payable	2,009	9,267
Accrued expenses	543	(958)
Accrued payroll and payroll-related expenses	1,873	(1,625)
Net cash provided by (used in) operating activities	(1,575)	36,412
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,053)	(9,945)
Proceeds from sale of property, plant and equipment	15	33
Purchase of intangible asset	(2,038)	—
Proceeds from sale of investment securities	27,822	15,703
Purchase of investment securities	(23,840)	(12,182)
Net cash used in investing activities	(10,094)	(6,391)
FINANCING ACTIVITIES:
Repayments of long-term debt	(13,310)	(13,308)
Proceeds from issuance of stock	314	1,355
Excess tax benefits on share-based compensation awards	—	644
Purchase of treasury stock	(612)	(1,798)
Net cash used in financing activities	(13,608)	(13,107)
Effect on cash and cash equivalents of changes in foreign exchange rates	1	(3)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,276)	16,911
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,737	224,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,461	$241,680
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of capitalized interest of $457 thousand and $751 thousand for the three months ended September 30, 2017 and 2016, respectively)	$15,714	$17,373
Income taxes paid, net	$231	$12,802
Credits issued pursuant to a Settlement Agreement	$2,500	$—

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  The Consolidated Financial Statements for the fiscal year ended June 30, 2017 were derived from audited financial statements.

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

Business Combinations

Acquired businesses are accounted for using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values.  The fair values and useful lives assigned to each class of assets acquired and liabilities assumed are based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected future cash flows.  Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period.  Accordingly, changes in assumptions described above could have a material impact on our consolidated results of operations.

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

In-Process Research and Development

Amounts allocated to in-process research and development (“IPR&D”) in connection with a business combination are recorded at fair value and are considered indefinite-lived intangible assets subject to impairment testing in accordance with the Company’s impairment testing policy for indefinite-lived intangible assets.  As products in development are approved for sale, amounts will be allocated to product rights and will be amortized over their estimated useful lives.  Definite-lived intangible assets are amortized over the expected lives of the related assets. The judgments made in determining the estimated fair value of in-process research and development, as well as asset lives, can materially impact our results of operations.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three months ended September 30, 2017 and 2016:

(In thousands)	Three Months Ended September 30,
Medical Indication	2017	2016
Antibiotic	$3,349	$3,780
Anti-Psychosis	14,991	17,320
Cardiovascular	11,306	12,694
Central Nervous System	8,818	10,350
Gallstone	6,564	12,883
Gastrointestinal	14,553	18,052
Glaucoma	2,668	5,783
Migraine	15,015	7,160
Muscle Relaxant	3,791	3,532
Pain Management	5,761	6,608
Respiratory	1,647	2,213
Thyroid Deficiency	47,214	39,838
Urinary	2,997	5,101
Other	12,696	11,182
Contract manufacturing revenue	3,591	5,063
Total	$154,961	$161,559

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2017 and 2016, for one of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	2017	2016

Product 1	30%	25%

The following table presents the percentage of total net sales, for the three months ended September 30, 2017 and 2016, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	2017	2016

Customer A	27%	28%
Customer B	20%	20%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 33% and 37% of the Company’s inventory purchases during the three months ended September 30, 2017 and 2016, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for estimated chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $184.1 million and $175.8 million at September 30, 2017 and June 30, 2017, respectively.  Rebates payable at September 30, 2017 and June 30, 2017 totaled $47.3 million and $44.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid and certain sales allowances and other adjustments paid to indirect customers.

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

Share-based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options, the stock price on the grant date to value restricted stock and the Monte-Carlo simulation model to determine the fair value of performance-based shares.  The Black-Scholes valuation and Monte-Carlo simulation models include various assumptions, including the expected volatility, the expected life of the award, dividend yield and the risk-free interest rate as well as performance assumptions of peer companies.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the financial statements.

Self-Insurance

Effective January 1, 2017, the Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of September 30, 2017 totaled $2.1 million and was not material to the financial position of the Company as of June 30, 2017.

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

Earnings (Loss) Per Common Share

Basic earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share attributable to Lannett Company, Inc. is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities consist of stock options, unvested restricted stock and performance-based shares and an outstanding warrant.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  Based on a preliminary review of the contracts representing a substantial portion of our revenues, the Company does not expect the guidance to have a material impact on our disclosures or the timing and recognition of our revenues.  The Company intends to use the modified retrospective approach upon implementation.

In November 2015, the FASB issued ASU 2015-17, Income Taxes — Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  The guidance may be applied either prospectively or retrospectively.  The guidance became effective for the Company in the first quarter of Fiscal 2018.  Accordingly, the Company currently presents all deferred tax assets and liabilities as noncurrent on the balance sheet.  All prior period amounts have also been reclassified to conform with the current year presentation.

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

Note 4.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations. The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $20.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the three months ended September 30, 2017 and 2016 were as follows:

	Three	Three
	Months Ended	Months Ended
(In thousands)	September 30, 2017	September 30, 2016
Employee separation costs	$(590)	$1,157
Contract termination costs	—	—
Facility closure costs	1,117	895
Total	$527	$2,052

In the first quarter of Fiscal 2018, the Company decided to retain certain employees who were previously included in the 2016 Restructuring Program.  As a result, the Company reversed all previous charges incurred related to these employees.

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2017 through September 30, 2017 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2017	$5,431	$—	$—	$5,431
Restructuring Charges (Credits)	(590)	—	1,117	527
Payments	(343)	—	(1,117)	(1,460)
Balance at September 30, 2017	$4,498	$—	$—	$4,498

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at September 30, 2017 and June 30, 2017:

(In thousands)	September 30, 2017	June 30, 2017
Gross accounts receivable	$428,681	$380,653
Less Chargebacks reserve	(79,274)	(79,537)
Less Rebates reserve	(45,312)	(43,023)
Less Returns reserve	(45,421)	(42,135)
Less Other deductions	(14,057)	(11,096)
Less Allowance for doubtful accounts	(1,291)	(796)
Accounts receivable, net	$243,326	$204,066

For the three months ended September 30, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $254.7 million, $78.5 million, $10.4 million and $12.4 million, respectively.  For the three months ended September 30, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $198.5 million, $69.5 million, $6.8 million and $15.5 million, respectively.

Note 6.  Inventories

Inventories at September 30, 2017 and June 30, 2017 consisted of the following:

(In thousands)	September 30, 2017	June 30, 2017
Raw Materials	$59,128	$57,442
Work-in-process	19,286	15,676
Finished Goods	46,976	49,486
Total	$125,390	$122,604

Inventories were reduced by $5.3 million and $4.5 million at September 30, 2017 and June 30, 2017, respectively for excess and obsolete inventory amounts.  During the three months ended September 30, 2017 and 2016, the Company recorded provisions for excess and obsolete inventory of $2.2 million and $3.3 million, respectively.

Note 7.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2017 and June 30, 2017 consisted of the following:

(In thousands)	Useful Lives	September 30, 2017	June 30, 2017
Land	—	$6,191	$6,191
Building and improvements	10 - 39 years	108,740	108,730
Machinery and equipment	5 - 10 years	142,885	142,086
Furniture and fixtures	5 - 7 years	2,987	2,953
Less accumulated depreciation		(76,809)	(71,461)
		183,994	188,499
Construction in progress		65,282	54,649
Property, plant and equipment, net		$249,276	$243,148

Depreciation expense for the three months ended September 30, 2017 and 2016 was $5.7 million and $5.1 million, respectively.

During the three months ended September 30, 2017 and 2016, the Company had no impairment charges related to property, plant and equipment.  Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.0 million at September 30, 2017 and June 30, 2017.

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

The Company’s financial assets and liabilities measured at fair value at September 30, 2017 and June 30, 2017, were as follows:

	September 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$23,973	$—	$—	$23,973
Total Assets	$23,973	$—	$—	$23,973

	June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Equity securities	$27,091	$—	$—	$27,091
Total Assets	$27,091	$—	$—	$27,091

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

The Company had a net gain on investment securities of $864 thousand during the three months ended September 30, 2017, which included an unrealized gain related to securities still held at September 30, 2017 of $37 thousand.

The Company had a net gain on investment securities of $808 thousand during the three months ended September 30, 2016, which included an unrealized gain related to securities still held at September 30, 2016 of $557 thousand.

Note 10.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2017 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2017	$339,566
Goodwill acquired	—
Impairments	—
Balance at September 30, 2017	$339,566

Intangible assets, net as of September 30, 2017 and June 30, 2017, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017

Definite-lived:
Cody Labs import license	15	$582	$582	$(357)	$(347)	$225	$235
KUPI product rights	15	434,000	434,000	(50,519)	(43,286)	383,481	390,714
KUPI trade name	2	2,920	2,920	(2,703)	(2,338)	217	582
KUPI other intangible assets	15	19,000	19,000	(2,345)	(2,028)	16,655	16,972
Silarx product rights	15	10,000	10,000	(1,556)	(1,389)	8,444	8,611
Other product rights	15	2,691	653	(365)	(355)	2,326	298
Total definite-lived		$469,193	$467,155	$(57,845)	$(49,743)	$411,348	$417,412

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	36,449	—	—	36,449	36,449
Total intangible assets, net		$505,642	$503,604	$(57,845)	$(49,743)	$447,797	$453,861

For the three months ended September 30, 2017 and 2016, the Company recorded amortization expense of $8.1 million and $9.3 million, respectively.

In the first quarter of Fiscal 2018, the Company filed a 505(b)(2) New Drug Application with the FDA for Cocaine Hydrochloride Topical Solution.  The Company paid a $2.0 million filing fee to the FDA along with the application, which was capitalized as an intangible asset that will be amortized over a 15-year useful life period.

Future annual amortization expense consisted of the following as of September 30, 2017:

(In thousands) Fiscal Year Ending June 30,	Amortization Expense
2018	$23,530
2019	31,082
2020	31,074
2021	31,074
2022	31,074
Thereafter	263,514
$411,348

Note 11. Long-Term Debt

Long-term debt, net consisted of the following:

	September 30,	June 30,
(In thousands)	2017	2017
Term Loan A due 2020	$250,938	$254,375
Unamortized discount and other debt issuance costs	(14,808)	(16,238)
Term Loan A, net	236,130	238,137
Term Loan B due 2022	718,045	727,881
Unamortized discount and other debt issuance costs	(59,653)	(63,106)
Term Loan B, net	658,392	664,775
Revolving Credit Facility due 2020	—	—
Other	699	735
Total debt, net	895,221	903,647
Less short-term borrowings and current portion of long-term debt	(63,556)	(60,117)
Total long-term debt, net	$831,665	$843,530

Long-term debt amounts due, for the twelve month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions
2018	$63,556
2019	67,000
2020	67,008
2021	211,390
2022	39,407
Thereafter	521,321
Total	$969,682

Note 12.  Legal, Regulatory Matters and Contingencies

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice.  In December 2016, the Connecticut Attorney General, joined by numerous other State Attorneys General, filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior related to Doxycycline Hyclate and Gliburide.  The Company was not named in the action and does not compete on the products that formed the basis of the complaint.  On October 31, 2017, the state Attorneys General filed a motion for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but did not involve the pricing for digoxin.  The state Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  None of the defendants, including the Company, has responded yet to the motion of the state Attorneys General.

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

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of September 30, 2017 and June 30, 2017, the Company’s best estimate of the liability for potential overcharges was approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

AWP Litigation

The Company and some of our competitors have been named as defendants in two lawsuits filed in 2016 alleging that the Company and a number of other generic pharmaceutical manufacturers caused the Average Wholesale Prices (AWPs) of our and their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs.  The Company stopped using AWP as a basis for establishing prices in or around 2002 and the bulk of prescription drugs manufactured by the Company was sold under private label.  The first lawsuit, filed in the United States District Court for the Eastern of Pennsylvania, was dismissed on September 25, 2017 (the “Federal Action”).  It is unknown at this time whether the plaintiffs will seek to appeal the dismissal of the Federal Action.  The second lawsuit, pending in the Philadelphia (Pennsylvania) County Court of Common Pleas, was stayed pending the final resolution of the Federal Action.  The Company disputes these allegations and does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

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

Private Antitrust and Consumer Protection Litigation

The Company and certain competitors have been named as defendants in a number of lawsuits filed in 2016 and 2017 alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin, levothyroxine, ursodiol and baclofen.  These cases are part of a larger group of more than 100 lawsuits generally alleging that over 30 generic pharmaceutical manufacturers and distributors conspired to fix prices for at least 18 different generic drugs in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes.  The United States also has been granted leave to intervene in the cases.  On April 6, 2017, the Judicial Panel on Multidistrict Litigation (the “JPML”) ordered that all of the cases alleging price-fixing for generic drugs be consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania under the caption In re: Generic Pharmaceuticals Pricing Antitrust Litigation.  The various plaintiffs are grouped into three categories — Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers — and filed Consolidated Amended Complaints (“CACs”) against the Company and the other defendants on August 15, 2017.  The CACs naming the Company as a defendant involve generic digoxin, levothyroxine, ursodiol and baclofen.  Pursuant to a court-ordered schedule grouping the 18 different drug cases into three separate tranches, the Company and other generic pharmaceutical manufacturer defendants on October 6, 2017 filed joint and individual motions to dismiss the CACs involving the six drugs in the first tranche, including digoxin.

In addition to the lawsuits brought by private plaintiffs, the Attorneys General of 45 states, the District of Columbia and Puerto Rico have filed parens patriae lawsuits alleging price-fixing conspiracies by various generic pharmaceutical manufacturers, but not involving the Company.  The JPML has consolidated the suits by the state Attorneys General in the Eastern District of Pennsylvania as part of the multidistrict litigation. The original lawsuits did not name the Company, but the state Attorneys General on October 31, 2017 filed a motion with the District Court for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, although the state Attorneys General allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  None of the defendants, including the Company, has responded yet to the motion of the state Attorneys General.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and two of its officers claiming that the Company damaged the purported class by including in its securities filings false and misleading statements regarding the Company’s drug pricing methodologies and internal controls.  An amended complaint was filed in May 2017, and the Company filed a motion to dismiss the amended complaint in September 2017.  The response to the motion to dismiss is due to be filed in November 2017.  The Company cannot reasonably predict the outcome of the suit at this time.

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

A trial was conducted in September 2016.  The Court issued its decision on March 29, 2017, finding that Lannett did not prove that the patents at issue are invalid.  The Company has appealed the decision. All briefing to the appellate court has been submitted, and the parties are waiting for the appellate court to set a date for oral argument before the court. A final decision of the appellate court is expected in late 2017 or early 2018.

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

A settlement agreement was reached and the Court dismissed the lawsuit in October 2017.  Pursuant to the settlement agreement, the Company entered into a license agreement that permits Lannett to manufacture and market in the U.S. its generic thalidomide product as of August 1, 2019 or earlier under certain circumstances.

SUPREP®

The Company filed ANDA No. 209941 with the Food and Drug Administration seeking approval to sell a bowel preparation oral solution (the “Company’s Oral Solution”), along with a paragraph IV certification, alleging that US Patent 6,946,149 associated with the Suprep® bowel preparation kit would not be infringed by the Company’s Oral Solution and/or that the patent is invalid.

In March 2017, Braintree Laboratories, Inc. (“Braintree”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware (C.A. No. 1:17-cv-00293-GMS), alleging that the Company’s filing of ANDA No. 209941 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No. 209941.  The Company answered the complaint denying infringement and raising invalidity as a defense, and has filed counterclaims seeking a declaration of non-infringement and invalidity.  The matter is currently scheduled for a 4-day bench trial beginning on January 22, 2019.  On July 28, 2017, the Company filed a motion for judgment on the pleadings, seeking a ruling that its ANDA product does not infringe the Braintree patent and seeking judgment as a matter of law.  Braintree has opposed the motion and has alternatively requested that the Court delay its decision on the motion until discover is taken.  The Company has opposed Braintree’s request to delay the decision.  All motions remain pending at this time.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2018 and the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2018	$1,185
2019	1,805
2020	1,853
2021	1,472
2022	1,080
Thereafter	5,238
Total	$12,633

Other Commitment

During the third quarter of Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs.  The decision to provide any portion of the revolving loan is at the Company’s sole discretion.  At any time after the outstanding revolving loan balance is equal to or greater than $7.5 million, the Company has the option to convert the first $7.5 million into a 50% ownership interest in the entity.  As of September 30, 2017, $3.5 million was outstanding under the revolving loan. The board of the entity is comprised of five members, two of which are employees of the Company.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2017 and 2016:

(In thousands)	September 30, 2017	September 30, 2016
Foreign Currency Translation
Beginning Balance, June 30	$(222)	$(295)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	1	(3)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	1	(3)
Ending Balance, September 30	(221)	(298)
Total Accumulated Other Comprehensive Loss	$(221)	$(298)

Note 15.  Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) attributable to Lannett Company, Inc. by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options, a warrant and treats unvested restricted stock and performance-based shares as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of including such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings per common share was as follows:

	Three Months Ended September 30,
(In thousands, except share and per share data)	2017	2016

Net income (loss) attributable to Lannett Company, Inc.	$13,257	$(29,408)

Basic weighted average common shares outstanding	36,992,064	36,699,267
Effect of potentially dilutive options and restricted stock awards	738,592	—
Diluted weighted average common shares outstanding	37,730,656	36,699,267

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.36	$(0.80)
Diluted	$0.35	$(0.80)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended September 30, 2017 and 2016 was 3.0 million and 4.3 million, respectively.

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

Note 17.  Share-based Compensation

At September 30, 2017, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 1.7 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of September 30, 2017, there was $11.3 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2017 and 2016, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	September 30, 2017	September 30, 2016
Risk-free interest rate	1.9%	1.1%
Expected volatility	57.4%	55.6%
Expected dividend yield	—	—
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.4 years	5.2 years
Weighted average fair value	$9.06	$15.33

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

A stock option roll-forward as of September 30, 2017 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at June 30, 2017	1,475	$18.02	$12,212	5.7
Granted	18	$17.40
Exercised	(14)	$6.53	$150
Forfeited, expired or repurchased	(6)	$26.55
Outstanding at September 30, 2017	1,473	$18.09	$10,075	5.5

Vested and expected to vest at September 30, 2017	1,470	$18.07	$10,073	5.5
Exercisable at September 30, 2017	1,436	$17.66	$10,057	5.4

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2017 and 2016.

A summary of restricted stock awards as of September 30, 2017 and changes during the three months then ended, is presented below:

(In thousands, except for weighted average price data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2017	334	$30.71
Granted	460	17.16
Vested	(116)	35.35	$2,452
Forfeited	(17)	24.13
Non-vested at September 30, 2017	661	$39.72

Performance-Based Shares

On September 22, 2017, the Company approved and granted performance-based awards to certain key executives.  The stock-settled awards will vest based on relative Total Shareholder Return (“TSR”) over a three year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.  The impact of the grant was not material to the consolidated financial statements during the first quarter of Fiscal 2018.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the three months ended September 30, 2017 and 2016, 14 thousand shares and 13 thousand shares were issued under the ESPP, respectively.  As of September 30, 2017, 557 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended September 30,
(In thousands)	2017	2016
Selling, general and administrative	$1,787	$1,972
Research and development	151	173
Cost of sales	251	311
Total	$2,189	$2,456

Tax benefit at statutory rate	$799	$897

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2017 and 2016 were $562 thousand and $579 thousand, respectively.

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

The federal, state and local income tax expense for the three months ended September 30, 2017 was $7.4 million compared to an income tax benefit of $12.9 million for the three months ended September 30, 2016.  The effective tax rates for the three months ended September 30, 2017 and 2016 were 35.9% and 30.5%, respectively.  The effective tax rate for the three months ended

September 30, 2017 was higher compared to the three months ended September 30, 2016 primarily due to lower domestic manufacturing deductions relative to expected pre-tax income as well as the impact of excess tax shortfalls related to stock compensation.

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

As of September 30, 2017 and June 30, 2017, the Company has total unrecognized tax benefits of $6.0 million and $5.9 million respectively, of which $4.2 million would impact the Company’s effective tax rate if recognized.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2017 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2017 and June 30, 2017.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.  The cumulative amount of unrecognized tax benefits as of September 30, 2017 includes approximately $3.0 million of state reserves related to the acquisition of KUPI, which are expected to be recognized in Fiscal 2018 due to a lapse of statute of limitations.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2013 and prior generally are no longer subject to review as such years generally are closed.  The Company’s Fiscal Year 2016 federal return is currently under examination by the IRS.  The Company cannot reasonably predict the outcome of the examination at this time.

Note 20.  Related Party Transactions

The Company had sales of $834 thousand and $856 thousand during the three months ended September 30, 2017 and 2016, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $716 thousand and $751 thousand at September 30, 2017 and June 30, 2017, respectively.

The Company also had sales of $467 thousand and $67 thousand during the three months ended September 30, 2017 and 2016, respectively, to a generic distributor, KeySource.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $491 thousand and $606 thousand as of September 30, 2017 and June 30, 2017, respectively.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 33% and 37% of the Company’s inventory purchases in the three months ended September 30, 2017 and 2016, respectively.

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

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will be able to meet the minimum purchase requirement for Fiscal 2018 and in the future.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the JSP Distribution Agreement.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  All references to “Fiscal 2018” or “Fiscal Year 2018” shall mean the fiscal year ended June 30, 2018 and all references to “Fiscal 2017” or “Fiscal Year 2017” shall mean the fiscal year ended June 30, 2017.

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

2016 Restructuring Plan

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $20.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closures costs and other actions.

The plan is currently estimated to generate annualized synergies of approximately $50.0 million by the end of Fiscal 2018 and is expected to achieve an ultimate annual run rate of synergies totaling approximately $65.0 million by the end of Fiscal 2020.

These amounts are estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

Financial Summary

For the first quarter of Fiscal Year 2018, net sales decreased 4% to $155.0 million as compared to the same prior-year period.  Gross profit decreased to $67.7 million compared to $81.9 million in the prior-year period and gross profit percentage decreased to 44% compared to 51% in the prior-year period.  R&D expenses decreased 40% to $7.4 million compared to $12.4 million in the first quarter of Fiscal Year 2017 while SG&A expenses decreased 10% to $19.0 million from $21.3 million.  Acquisition and integration-related expenses decreased to $18 thousand from $1.4 million in the prior-year period.  Restructuring expenses decreased 74% to $527 thousand from $2.1 million.  Operating income for the first quarter of Fiscal Year 2018 was $40.7 million compared to an operating loss of $20.3 million in the first quarter of Fiscal Year 2017, which included a $65.1 million intangible asset impairment charge.  Net income attributable to Lannett Company, Inc. for the first quarter of Fiscal Year 2018 was $13.3 million, or $0.35 per diluted share compared to net loss attributable to Lannett Company, Inc. of $29.4 million or $0.80 per diluted share in the first quarter of Fiscal Year 2017.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended September 30, 2017 compared with the three months ended September 30, 2016

Net sales decreased 4% to $155.0 million for the three months ended September 30, 2017.  The following table identifies the Company’s net product sales by medical indication for the three months ended September 30, 2017 and 2016:

(In thousands)	Three Months Ended September 30,
Medical Indication	2017	2016
Antibiotic	$3,349	$3,780
Anti Psychosis	14,991	17,320
Cardiovascular	11,306	12,694
Central Nervous System	8,818	10,350
Gallstone	6,564	12,883
Gastrointestinal	14,553	18,052
Glaucoma	2,668	5,783
Migraine	15,015	7,160
Muscle Relaxant	3,791	3,532
Pain Management	5,761	6,608
Respiratory	1,647	2,213
Thyroid Deficiency	47,214	39,838
Urinary	2,997	5,101
Other	12,696	11,182
Contract manufacturing revenue	3,591	5,063
Total	$154,961	$161,559

The decrease in net sales was driven by decreased average selling price of products of $31.8 million, partially offset by increased volumes of $25.2 million.  Average selling prices were impacted by competitive pricing pressure across a number of products, product mix and changes within distribution channels.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $5.4 million during the three months ended September 30, 2017, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	3%	(14)%
Anti Psychosis	(23)%	10%
Cardiovascular	48%	(59)%
Central Nervous System	13%	(28)%
Gallstone	(16)%	(33)%
Gastrointestinal	14%	(33)%
Glaucoma	(3)%	(51)%
Migraine	129%	(19)%
Muscle Relaxant	159%	(152)%
Pain Management	(13)%	—%
Respiratory	5%	(31)%
Thyroid Deficiency	15%	4%
Urinary	12%	(53)%

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

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended September 30:

(In thousands) Customer Distribution Channel	September 30, 2017	September 30, 2016
Wholesaler/Distributor	$120,801	$124,925
Retail Chain	18,768	20,094
Mail-Order Pharmacy	11,801	11,477
Contract manufacturing revenue	3,591	5,063
Total	$154,961	$161,559

Net sales to wholesaler/distributor and retail chains decreased as a result of the overall decrease in net sales.  Net sales within the various distribution channels remained consistent in the first quarter of Fiscal 2018 as compared to the prior-year period.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first quarter of Fiscal Year 2018 increased 10% to $87.3 million from $79.7 million in the same prior-year period.  The increase was primarily attributable to changes in our product sales mix and increased product royalties, partially offset by lower amortization expense.  Product royalties expense included in cost of sales totaled $6.7 million for the first quarter of Fiscal Year 2018 and $4.8 million for the first quarter of Fiscal Year 2017.  Amortization expense included in cost of sales totaled $7.7 million for the first quarter of Fiscal Year 2018 and $8.9 million for the first quarter of Fiscal Year 2017.  The decrease was primarily due to a lower intangible assets base in the first quarter of Fiscal 2018 as a result of impairment charges in Fiscal 2017.

Gross Profit.  Gross profit for the first quarter of Fiscal 2018 decreased 17% to $67.7 million or 44% of net sales.  In comparison, gross profit for the first quarter of Fiscal 2017 was $81.9 million or 51% of net sales.  The decrease in gross profit percentage was primarily attributable to lower average selling price of key products as well as additional product royalties.

Research and Development Expenses.  Research and development expenses for the first quarter decreased 40% to $7.4 million in Fiscal Year 2018 from $12.4 million in Fiscal Year 2017.  The decrease is primarily due to lower product development expenses as well as decreased spend related to the C-Topical clinical trials.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 10% to $19.0 million in the first quarter of Fiscal Year 2018 compared with $21.3 million in Fiscal Year 2017.  The decrease is primarily driven by lower incentive compensation-related costs.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $1.4 million to $18 thousand for the first quarter of Fiscal Year 2018 as compared to the prior-year period.  The decrease was due to the timing of the acquisition of Kremers Urban Pharmaceuticals Inc.

Restructuring Expenses.  Restructuring expenses decreased $1.5 million to $527 thousand for the first quarter of Fiscal Year 2018 compared to the prior-year period primarily due to higher employee separation costs incurred in connection with the 2016 Restructuring Program during the three months ended September 30, 2016.

Other Income (Loss).  Interest expense for the three months ended September 30, 2017 totaled $20.9 million compared to $23.0 million for the three months ended September 30, 2016.  The decrease was due to a lower weighted-average debt balance in the first quarter of Fiscal 2018 as compared to the prior-year period.  The weighted average interest rate for the first quarter of Fiscal 2018 and 2017 was 8.3% and 7.8%, respectively.  Investment income totaled $1.2 million in the first quarter of Fiscal 2018 compared with investment income of $1.0 million in the first quarter of Fiscal 2017.

Income Tax.  The Company recorded income tax expense of $7.4 million in the first quarter of Fiscal Year 2018 as compared to an income tax benefit of $12.9 million in the first quarter of Fiscal Year 2017.  The effective tax rate for the three months ended September 30, 2017 was 35.9%, compared to 30.5% for the three months ended September 30, 2016.  The effective tax rate for the three months ended September 30, 2017 was higher compared to the three months ended September 30, 2016 primarily due to lower domestic manufacturing deductions relative to expected pre-tax income as well as the impact of excess tax shortfalls related to stock compensation.

Net Income (Loss).  For the three months ended September 30, 2017, the Company reported net income attributable to Lannett Company, Inc. of $13.3 million, or $0.35 per diluted share.  Comparatively, net loss attributable to Lannett Company, Inc. in the corresponding prior-year period was $29.4 million, or $0.80 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2017, working capital was $306.6 million as compared to $302.6 million at June 30, 2017, an increase of $4.0 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to generate positive cash flow from operations, which we expect will be sufficient to service our outstanding debt.

Net cash used in operating activities of $1.6 million for the three months ended September 30, 2017 reflected net income of $13.3 million, adjustments for non-cash items of $24.5 million, as well as cash used by changes in operating assets and liabilities of $39.4 million.  In comparison, net cash provided by operating activities of $36.4 million for the three months ended September 30, 2016 reflected net loss of $29.4 million, adjustments for non-cash items of $82.7 million, as well as cash used by changes in operating assets and liabilities of $16.9 million.

Significant changes in operating assets and liabilities from June 30, 2017 to September 30, 2017 were comprised of:

•                  An increase in accounts receivable of $39.3 million mainly due to increased sales as well as the timing of collections.  The Company’s days sales outstanding (“DSO”) at September 30, 2017, based on gross sales for the three months ended September 30, 2017 and gross accounts receivable at September 30, 2017, was 76 days.  The level of DSO at September 30, 2017 was comparable to the Company’s expectation that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  An increase in other assets totaling $6.3 million primarily due to prepaid FDA user fees as well as additional loans issued to a company operating in the pharmaceutical business. See Note 13 “Commitments” for more information.

•                  An increase in inventories totaling $2.8 million primarily due to the timing of customer order fulfillment.

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

Net cash used in investing activities of $10.1 million for the three months ended September 30, 2017, was mainly the result of purchases of investment securities totaling $23.8 million, purchases of property, plant and equipment of $12.1 million and the purchase of an intangible asset of $2.0 million, partially offset by proceeds from the sale of investment securities of $27.8 million.  Net cash used in investing activities of $6.4 million for the three months ended September 30, 2016, was mainly the result of purchases of investment securities totaling $12.2 million and purchases of property, plant and equipment of $9.9 million, partially offset by proceeds from the sale of investment securities of $15.7 million.

Net cash used in financing activities of $13.6 million for the three months ended September 30, 2017 was primarily due to debt repayments of $13.3 million and purchases of treasury stock totaling $612 thousand, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $314 thousand.  Net cash used in financing activities of $13.1 million for the three months ended September 30, 2016 was primarily due to debt repayments of $13.3 million and purchases of treasury stock totaling $1.8 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $1.4 million and excess tax benefits on share-based compensation awards of $644 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities.  These borrowing arrangements as of September 30, 2017 are as follows:

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

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2017 for further details on the Amended Senior Secured Credit Facility.

Cody Mortgage

Realty owns land and a building which is being leased to Cody Labs.  Realty has a mortgage loan with the First National Bank of Cody related to its land and building.  As of September 30, 2017 and June 30, 2017, the effective rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of September 30, 2017, $699 thousand is outstanding under the mortgage loan, of which $149 thousand is classified as currently due.

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

Cody Expansion

In January 2017, the Company announced a $50 million expansion plan in conjunction with Forward Cody to expand operations in Cody, WY.  The project is expected to be completed by the middle of Fiscal 2020.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $184.1 million and $175.8 million at September 30, 2017 and June 30, 2017, respectively.  Rebates payable at September 30, 2017 and June 30, 2017 totaled $47.3 million and $44.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the three months ended September 30, 2017 and 2016:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2017	$79,537	$87,616	$42,135	$11,096	$220,384
Current period provision	254,689	78,455	10,437	12,364	355,945
Credits issued during the period	(254,952)	(73,422)	(7,151)	(9,403)	(344,928)
Balance at September 30, 2017	$79,274	$92,649	$45,421	$14,057	$231,401

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2016	$86,495	$54,084	$40,593	$16,851	$198,023
Measurement-period adjustments	—	—	5,955	—	5,955
Current period provision	198,500	69,486	6,847	15,454	290,287
Credits issued during the period	(212,649)	(69,028)	(5,531)	(20,773)	(307,981)
Balance at September 30, 2016	$72,346	$54,542	$47,864	$11,532	$186,284

For the three months ending September 30, 2017 and 2016, as a percentage of gross sales the provision for chargebacks was 50.2% and 44.4%, the provision for rebates was 15.5% and 15.6%, the provision for returns was 2.1% and 1.5% and the provision for other adjustments was 2.4% and 3.5%, respectively.

The increase in total reserves from June 30, 2017 to September 30, 2017 was primarily due to increased net sales in the first quarter of Fiscal 2018 as compared to the fourth quarter of Fiscal 2017.  The activity in the “Other” category for the three months ended September 30, 2017 and 2016 includes, shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2017 for a description of our remaining Critical Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at September 30, 2017, each 1/8% increase in interest rates would yield $1.2 million of incremental annual interest expense.

A mortgage loan with First National Bank of Cody has been consolidated in the Company’s financial statements, along with the related land and building.  The mortgage requires monthly principal and interest payments of $15 thousand.  As of September 30, 2017 and June 30, 2017, the effective interest rate was 4.5% per annum.  The mortgage is collateralized by the land and building with a net book value of $1.4 million.  As of September 30, 2017, $699 thousand is outstanding under the mortgage loan.

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

Change in Internal Control Over Financial Reporting

During the third quarter of Fiscal 2017, the Company completed the carve-out of data and software systems supporting the operations of KUPI from the hosted environment of UCB.  The integration of the Company’s entities into a single consolidated system is planned in phases and is expected to be completed in Fiscal 2018.  As such, internal controls have and will continue to change in various functional areas within the Company.  However, management has taken steps to ensure that any changes to the design and implementation of internal controls continue to function appropriately.  There have been no other changes in Lannett’s internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 includes a detailed description of its risk factors.

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

LANNETT COMPANY, INC.

Dated: November 8, 2017	By:	/s/ Arthur P. Bedrosian
Arthur P. Bedrosian
Chief Executive Officer

Dated: November 8, 2017	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance, Chief Financial Officer and Treasurer

Dated: November 8, 2017	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Finance and Principal Accounting Officer