Form 10-Q
period 2017-12-31
LANNETT CO INC
filed 2018-02-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date

Class	Outstanding as of January 31, 2018
Common stock, par value $0.001 per share	37,843,600

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$139,862	$117,737
Investment securities	27,842	27,091
Accounts receivable, net	256,728	204,066
Inventories	135,591	122,604
Prepaid income taxes	1,760	16,703
Other current assets	6,471	6,592
Total current assets	568,254	494,793
Property, plant and equipment, net	258,206	243,148
Intangible assets, net	439,639	453,861
Goodwill	339,566	339,566
Deferred tax assets	30,584	52,753
Other assets	23,146	19,191
TOTAL ASSETS	$1,659,395	$1,603,312

LIABILITIES
Current liabilities:
Accounts payable	$78,633	$44,720
Accrued expenses	12,730	12,499
Accrued payroll and payroll-related expenses	16,036	4,833
Rebates payable	48,379	44,593
Royalties payable	5,579	3,015
Restructuring liability	4,581	5,431
Settlement liability	12,000	17,000
Short-term borrowings and current portion of long-term debt	66,845	60,117
Total current liabilities	244,783	192,208
Long-term debt, net	819,220	843,530
Other liabilities	2,596	6,452
TOTAL LIABILITIES	1,066,599	1,042,190
Commitments and Contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 37,760,877 and 37,528,450 shares issued; 37,105,338, and 36,919,296 shares outstanding at December 31, 2017 and June 30, 2017, respectively)	38	37
Additional paid-in capital	298,337	292,780
Retained earnings	305,053	277,774
Accumulated other comprehensive loss	(347)	(222)
Treasury stock (655,539 and 609,154 shares at December 31, 2017 and June 30, 2017, respectively)	(10,285)	(9,247)
Total stockholders’ equity	592,796	561,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,659,395	$1,603,312

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016

Net sales	$184,305	$170,944	$339,266	$332,503
Cost of sales	88,914	75,154	168,467	145,974
Amortization of intangibles	7,941	7,737	15,678	16,624
Gross profit	87,450	88,053	155,121	169,905
Operating expenses:
Research and development expenses	10,722	9,939	18,131	22,310
Selling, general and administrative expenses	28,493	18,069	47,531	39,329
Acquisition and integration-related expenses	65	1,027	83	2,418
Restructuring expenses	1,035	1,712	1,562	3,764
Intangible asset impairment charges	—	23,000	—	88,084
Total operating expenses	40,315	53,747	67,307	155,905
Operating income	47,135	34,306	87,814	14,000
Other income (loss):
Investment income	2,325	1,021	3,489	2,048
Interest expense	(20,686)	(23,333)	(41,598)	(46,327)
Other	3,386	(266)	3,135	(263)
Total other loss	(14,975)	(22,578)	(34,974)	(44,542)
Income (loss) before income tax	32,160	11,728	52,840	(30,542)
Income tax expense (benefit)	18,138	3,542	25,561	(9,340)
Net income (loss)	14,022	8,186	27,279	(21,202)
Less: Net income attributable to noncontrolling interest	—	14	—	34
Net income (loss) attributable to Lannett Company, Inc.	$14,022	$8,172	$27,279	$(21,236)

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.38	$0.22	$0.74	$(0.58)
Diluted	$0.37	$0.22	$0.72	$(0.58)

Weighted average common shares outstanding:
Basic	37,066,902	36,810,388	37,029,483	36,754,828
Diluted	38,290,358	37,676,370	38,087,826	36,754,828

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016

Net income (loss)	$14,022	$8,186	$27,279	$(21,202)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(126)	41	(125)	38
Total other comprehensive income (loss), before tax	(126)	41	(125)	38
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	(126)	41	(125)	38
Comprehensive income (loss)	13,896	8,227	27,154	(21,164)
Less: Total comprehensive income attributable to noncontrolling interest	—	14	—	34
Comprehensive income (loss) attributable to Lannett Company, Inc.	$13,896	$8,213	$27,154	$(21,198)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock		Additional		Accumulated Other		Stockholders’ Equity
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc.

Balance, June 30, 2017	37,528	$37	$292,780	$277,774	$(222)	$(9,247)	$561,122

Shares issued in connection with share-based compensation plans	233	1	805	—	—	—	806
Share-based compensation	—	—	4,752	—	—	—	4,752
Purchase of treasury stock	—	—	—	—	—	(1,038)	(1,038)
Other comprehensive loss, net of tax	—	—	—	—	(125)	—	(125)
Net income	—	—	—	27,279	—	—	27,279

Balance, December 31, 2017	37,761	$38	$298,337	$305,053	$(347)	$(10,285)	$592,796

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$27,279	$(21,202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,354	27,963
Deferred income tax expense (benefit)	22,169	(24,709)
Share-based compensation	4,752	4,173
Excess tax benefits on share-based compensation awards	—	(705)
Intangible asset impairment charge	—	88,084
Loss on sale of assets	233	267
Loss (gain) on investment securities	(2,834)	(1,697)
Amortization of debt discount and other debt issuance costs	9,987	10,509
Other noncash expenses	87	1,056
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(52,662)	(17,219)
Inventories	(12,987)	(15,334)
Prepaid income taxes/Income taxes payable	15,040	1,827
Other assets	(8,160)	(7,099)
Rebates payable	3,786	14,891
Royalties payable	2,564	(1,577)
Restructuring liability	(850)	1,217
Settlement liability	—	(3,000)
Accounts payable	28,913	9,052
Accrued expenses	231	2,415
Accrued payroll and payroll-related expenses	11,203	(1,662)
Net cash provided by operating activities	76,105	67,250
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,402)	(21,324)
Proceeds from sale of property, plant and equipment	17	33
Purchase of intangible asset	(2,038)	—
Proceeds from sale of investment securities	44,924	31,019
Purchase of investment securities	(42,841)	(27,098)
Net cash used in investing activities	(26,340)	(17,370)
FINANCING ACTIVITIES:
Repayments of long-term debt	(27,283)	(26,618)
Purchase of noncontrolling interest	—	(1,500)
Proceeds from issuance of stock	806	1,785
Excess tax benefits on share-based compensation awards	—	705
Purchase of treasury stock	(1,038)	(1,806)
Net cash (used in) financing activities	(27,515)	(27,434)
Effect on cash and cash equivalents of changes in foreign exchange rates	(125)	38
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,125	22,484
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,737	224,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,862	$247,253
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of capitalized interest of $974 thousand and $876 thousand for the six months ended December 31, 2017 and 2016, respectively)	$31,250	$34,986
Income taxes paid (received)	$(7,567)	$13,553
Credits issued pursuant to a Settlement Agreement	$5,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  The Consolidated Balance Sheet for the fiscal year ended June 30, 2017 was derived from audited financial statements.

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

Principles of consolidation

The Consolidated Financial Statements include the accounts of Lannett Company, Inc. and its wholly-owned subsidiaries, as well as Cody LCI Realty, LLC (“Realty”), a variable interest entity (“VIE”) in which the Company had a 50% ownership interest until November 30, 2016, when the Company acquired the remaining 50% interest.  Noncontrolling interest in Realty was recorded net of tax as net income attributable to the noncontrolling interest.  Additionally, all intercompany accounts and transactions have been eliminated.  In December 2017, the Company legally dissolved Realty.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are required in the determination of revenue recognition and sales deductions for estimated chargebacks, rebates, returns and other adjustments including a provision for the Company’s liability under the Medicare Part D program.  Additionally, significant estimates and assumptions are required when determining the fair value of long-lived assets, including goodwill and intangible assets, income taxes, contingencies and share-based compensation.  Because of the inherent subjectivity and complexity involved in these estimates and assumptions, actual results could differ from those estimates.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2017 and 2016:

(In thousands)	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Medical Indication	2017	2016	2017	2016
Antibiotic	$3,552	$4,792	$6,900	$8,572
Anti-Psychosis	22,799	15,365	37,791	32,685
Cardiovascular	10,135	11,975	21,441	24,669
Central Nervous System	6,925	10,555	15,742	20,904
Gallstone	5,282	13,425	11,846	26,308
Gastrointestinal	15,055	18,977	29,608	37,029
Glaucoma	2,164	5,311	4,832	11,095
Migraine	15,484	7,863	30,499	15,023
Muscle Relaxant	3,219	3,004	7,010	6,536
Pain Management	6,128	7,439	11,889	14,047
Respiratory	2,230	2,957	3,876	5,170
Thyroid Deficiency	68,794	45,431	116,008	85,269
Urinary	2,840	4,693	5,837	9,794
Other	13,105	11,133	25,802	22,314
Contract manufacturing revenue	6,593	8,024	10,185	13,088
Net sales	$184,305	$170,944	$339,266	$332,503

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2017 and 2016, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016

Product 1	37%	27%	34%	26%
Product 2	12%	8%	10%	9%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2017 and 2016, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2017	2016	2017	2016

Customer A	22%	28%	25%	28%
Customer B	19%	20%	20%	20%
Customer C	13%	4%	8%	4%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 39% of the Company’s inventory purchases during the three months ended December 31, 2017 and 2016.  Purchases of finished goods inventory from JSP accounted for approximately 36% and 38% of the Company’s inventory purchases during the six months ended December 31, 2017 and 2016, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized a simultaneous adjustment to gross sales is made for estimated chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $155.5 million and $175.8 million at December 31, 2017 and June 30, 2017, respectively.  Rebates payable at December 31, 2017 and June 30, 2017 totaled $48.4 million and $44.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid and certain sales allowances and other adjustments paid to indirect customers.

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

Research and Development Expenses

Research and development costs are expensed as incurred, including all production costs until a drug candidate is approved by the Food and Drug Administration (“FDA”).  Research and development expenses include costs associated with internal projects as well as costs associated with third-party research and development contracts.

Contingencies

Loss contingencies, including litigation-related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees related to litigation-related matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative expense line item.

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

Self-Insurance

Effective January 1, 2017, the Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of December 31, 2017 totaled $3.2 million and was not material to the financial position of the Company as of June 30, 2017.

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

On December 22, 2017, President Trump signed the Tax Cut and Jobs Act legislation (“2017 Tax Reform”) into law, which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions and international tax provisions.  Many of these provisions significantly differ from current U.S. tax law, resulting in pervasive financial reporting implications.  As a result of the new law, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of 2017 Tax Reform.  SAB 118 requires registrants to report the tax effects of 2017 Tax Reform, inclusive of provisional amounts for which the accounting is incomplete but a reasonable estimate can be determined.  SAB 118 also allows for a measurement period of up to one year in cases where a registrant reports a provisional amount or is unable to reasonably estimate the impact of 2017 Tax Reform.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share attributable to the Company is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per common share attributable to the Company is computed by dividing net income attributable to Lannett Company, Inc. common stockholders by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities consist of stock options, unvested restricted stock, performance-based shares and an outstanding warrant.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  Based on a preliminary review of the contracts representing a substantial portion of our revenues, the Company does not expect the guidance to have a material impact on our disclosures or the timing and recognition of our revenues.  The Company is in the process of establishing and documenting key accounting policies, conducting training and education throughout the organization, and evaluating impacts on business processes, information technology, and controls resulting from the adoption of this new standard.  The Company also continues to accumulate the necessary information to determine the cumulative effects of the accounting change to be recorded upon adoption of the guidance.  The Company intends to use the modified retrospective approach upon implementation.

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

Note 4.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations. The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $20.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the three and six months ended December 31, 2017 and 2016 were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(In thousands)	2017	2016	2017	2016
Employee separation costs (credits)	$210	$1,004	$(380)	$2,161
Facility closure costs	825	708	1,942	1,603
Total	$1,035	$1,712	$1,562	$3,764

In the first quarter of Fiscal 2018, the Company decided to retain certain employees who were previously included in the 2016 Restructuring Program.  As a result, the Company reversed all previous charges incurred related to these employees.

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2017 through December 31, 2017 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2017	$5,431	$—	$—	$5,431
Restructuring Charges (Credits)	(380)	—	1,942	1,562
Payments	(470)	—	(1,942)	(2,412)
Balance at December 31, 2017	$4,581	$—	$—	$4,581

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at December 31, 2017 and June 30, 2017:

(In thousands)	December 31, 2017	June 30, 2017
Gross accounts receivable	$414,584	$380,653
Less Chargebacks reserve	(54,460)	(79,537)
Less Rebates reserve	(38,239)	(43,023)
Less Returns reserve	(44,795)	(42,135)
Less Other deductions	(18,006)	(11,096)
Less Allowance for doubtful accounts	(2,356)	(796)
Accounts receivable, net	$256,728	$204,066

For the three months ended December 31, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $220.2 million, $77.6 million, $4.1 million, and $16.3 million, respectively.  For the three months ended December 31, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $217.7 million, $73.5 million, $7.9 million, and $13.9 million, respectively.

For the six months ended December 31, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $474.9 million, $156.1 million, $14.5 million, and $28.6 million, respectively.  For the six months ended December 31, 2016, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $416.2 million, $143.0 million, $14.7 million, and $29.3 million, respectively.

Note 6.  Inventories

Inventories at December 31, 2017 and June 30, 2017 consisted of the following:

(In thousands)	December 31, 2017	June 30, 2017
Raw materials	$64,057	$57,442
Work-in-process	20,285	15,676
Finished goods	51,249	49,486
Total	$135,591	$122,604

Inventories were reduced by $5.0 million and $4.5 million at December 31, 2017 and June 30, 2017, respectively for excess and obsolete inventory amounts.  During the three months ended December 31, 2017 and 2016, the Company recorded provisions for excess and obsolete inventory of $2.2 million and $2.1 million, respectively.  During the six months ended December 31, 2017 and 2016, the Company recorded provisions for excess and obsolete inventory of $4.4 million and $5.4 million, respectively.

Note 7.  Property, Plant and Equipment

Property, plant and equipment, net at December 31, 2017 and June 30, 2017 consisted of the following:

(In thousands)	Useful Lives	December 31, 2017	June 30, 2017
Land	—	$6,191	$6,191
Building and improvements	10 - 39 years	108,740	108,730
Machinery and equipment	5 - 10 years	142,040	142,086
Furniture and fixtures	5 - 7 years	3,942	2,953
Less: accumulated depreciation		(82,016)	(71,461)
		178,897	188,499
Construction in progress		79,309	54,649
Property, plant and equipment, net		$258,206	$243,148

Depreciation expense for the three months ended December 31, 2017 and 2016 was $5.4 million and $5.5 million, respectively.  Depreciation expense for the six months ended December 31, 2017 and 2016 was $11.1 million and $10.6 million, respectively.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.0 million at December 31, 2017 and June 30, 2017.

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

The Company’s financial assets and liabilities measured at fair value at December 31, 2017 and June 30, 2017, were as follows:

	December 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$27,842	$—	$—	$27,842
Total Assets	$27,842	$—	$—	$27,842

	June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$27,091	$—	$—	$27,091
Total Assets	$27,091	$—	$—	$27,091

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of equity securities classified as trading.

The Company had a net gain on investment securities of $2.0 million during the three months ended December 31, 2017, which included an unrealized gain related to securities still held at December 31, 2017 of $1.2 million. The Company had a net gain on investment securities of $888 thousand during the three months ended December 31, 2016, which primarily consisted of realized gains.

The Company had a net gain on investment securities of $2.8 million during the six months ended December 31, 2017, which included an unrealized gain related to securities still held at December 31, 2017 of $1.1 million.  The Company had a net gain on investment securities of $1.7 million during the six months ended December 31, 2016, which included an unrealized gain related to securities still held at December 31, 2016 of $557 thousand.

Note 10.  Intangible Assets

Intangible assets, net as of December 31, 2017 and June 30, 2017, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017

Definite-lived:
Cody Labs import license	15	$582	$582	$(366)	$(347)	$216	$235
KUPI product rights	15	434,000	434,000	(57,753)	(43,286)	376,247	390,714
KUPI trade name	2	2,920	2,920	(2,920)	(2,338)	—	582
KUPI other intangible assets	15	19,000	19,000	(2,662)	(2,028)	16,338	16,972
Silarx product rights	15	10,000	10,000	(1,722)	(1,389)	8,278	8,611
Other product rights	4	2,691	653	(580)	(355)	2,111	298
Total definite-lived		$469,193	$467,155	$(66,003)	$(49,743)	$403,190	$417,412

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	36,449	—	—	36,449	36,449
Total intangible assets, net		$505,642	$503,604	$(66,003)	$(49,743)	$439,639	$453,861

For the three months ended December 31, 2017 and 2016, the Company recorded amortization expense of $8.2 million and $8.1 million, respectively.  For the six months ended December 31, 2017 and 2016, the Company recorded amortization expense of $16.3 million and $17.4 million, respectively.

Future annual amortization expense consisted of the following as of December 31, 2017:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2018	$16,493
2019	31,761
2020	30,938
2021	30,938
2022	30,938
Thereafter	262,122
$403,190

Note 11.  Long-Term Debt

Long-term debt, net consisted of the following:

	December 31,	June 30,
(In thousands)	2017	2017
Term Loan A due 2020	$247,500	$254,375
Unamortized discount and other debt issuance costs	(13,398)	(16,238)
Term Loan A, net	234,102	238,137
Term Loan B due 2022	708,209	727,881
Unamortized discount and other debt issuance costs	(56,246)	(63,106)
Term Loan B, net	651,963	664,775
Revolving Credit Facility due 2020	—	—
Other	—	735
Total debt, net	886,065	903,647
Less short-term borrowings and current portion of long-term debt	(66,845)	(60,117)
Total long-term debt, net	$819,220	$843,530

Long-term debt amounts due, for the twelve month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2018	$66,845
2019	66,845
2020	231,845
2021	39,345
2022	550,829
Total	$955,709

Note 12.  Legal, Regulatory Matters and Contingencies

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice.  In December 2016, the Connecticut Attorney General, joined by numerous other State Attorneys General, filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior related to Doxycycline Hyclate and Gliburide.  The Company was not named in the action and does not compete on the products that formed the basis of the complaint.  On October 31, 2017, the state Attorneys General filed a motion for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim amended in October 2017 relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but did not involve the pricing for digoxin.  The state Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  None of the defendants, including the Company, has responded yet to the motion of the state Attorneys General.

The Company maintains that it acted in compliance with all applicable laws and regulations and continues to cooperate with the Connecticut Attorney General investigation.

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

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of December 31, 2017 and June 30, 2017, the Company’s best estimate of the liability for potential overcharges was approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

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

Private Antitrust and Consumer Protection Litigation

The Company and certain competitors have been named as defendants in a number of lawsuits filed in 2016 and 2017 alleging that the Company and certain generic pharmaceutical manufacturers have conspired to fix prices of generic digoxin, levothyroxine, ursodiol and baclofen.  These cases are part of a larger group of more than 100 lawsuits generally alleging that over 30 generic pharmaceutical manufacturers and distributors conspired to fix prices for at least 18 different generic drugs in violation of the federal Sherman Act, various state antitrust laws, and various state consumer protection statutes.  The United States also has been granted leave to intervene in the cases.  On April 6, 2017, the Judicial Panel on Multidistrict Litigation (the “JPML”) ordered that all of the cases alleging price-fixing for generic drugs be consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania under the caption In re: Generic Pharmaceuticals Pricing Antitrust Litigation.  The various plaintiffs are grouped into three categories — Direct Purchaser Plaintiffs, End Payer Plaintiffs, and Indirect Reseller Purchasers — and filed Consolidated Amended Complaints (“CACs”) against the Company and the other defendants on August 15, 2017.  The CACs naming the Company as a defendant involve generic digoxin, levothyroxine, ursodiol and baclofen.  Pursuant to a court-ordered schedule grouping the 18 different drug cases into three separate tranches, the Company and other generic pharmaceutical manufacturer defendants on October 6, 2017 filed joint and individual motions to dismiss the CACs involving the six drugs in the first tranche, including digoxin.  Those motions are pending.

On January 22, 2018, three opt-out direct purchasers filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for at least 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen.  None of the defendants, including the Company, has responded yet to the complaint.

In addition to the lawsuits brought by private plaintiffs, the Attorneys General of 45 states, the District of Columbia and Puerto Rico have filed parens patriae lawsuits alleging price-fixing conspiracies by various generic pharmaceutical manufacturers, but not involving the Company.  The JPML has consolidated the suits by the state Attorneys General in the Eastern District of Pennsylvania as part of the multidistrict litigation. The original lawsuits did not name the Company, but the state Attorneys General on October 31, 2017 filed a motion with the District Court for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, although the state Attorneys General allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  All of the existing and proposed defendants, including the Company, have opposed the motion of the state Attorneys General.  The motion is pending.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its officers claiming that the Company damaged the purported class by including in its securities filings false and misleading statements regarding the Company’s drug pricing methodologies and internal controls.  A first amended complaint was filed in May 2017, and the Company filed a motion to dismiss the amended complaint in September 2017.  In December 2017, counsel for the putative class filed a second amended complaint, and the Court denied as moot the Company’s motion to dismiss the first amended complaint.  The Company expects to file a motion to dismiss the second amended complaint in the coming months.  The Company cannot reasonably predict the outcome of the suit at this time.

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

A trial was conducted in September 2016.  The Court issued its decision on March 29, 2017, finding that Lannett did not prove that the patents at issue are invalid.  The Company has appealed the decision. All briefing to the appellate court has been submitted, and the parties are waiting for the appellate court to set a date for oral argument before the court. A final decision of the appellate court is expected in early to mid-2018.

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

In March 2017, Braintree Laboratories, Inc. (“Braintree”) filed a patent infringement lawsuit in the United States District Court for the District of Delaware (C.A. No. 1:17-cv-00293-GMS), alleging that the Company’s filing of ANDA No. 209941 constitutes an act of patent infringement and seeking a declaration that the patent at issue was infringed by the submission of ANDA No. 209941.  The Company answered the complaint denying infringement and raising invalidity as a defense, and has filed counterclaims seeking a declaration of non-infringement and invalidity.  On July 28, 2017, the Company filed a motion for judgment on the pleadings, seeking a ruling that its ANDA product does not infringe the Braintree patent and seeking judgment as a matter of law.  Braintree opposed the motion and has alternatively requested that the Court delay its decision on the motion until discovery is taken.  The Company opposed Braintree’s request to delay the decision.  While the motions were pending, the parties agreed to resolve this dispute.  The parties signed a confidential settlement agreement and filed a Stipulation of Dismissal Without Prejudice on December 13, 2017.  On December 17, 2017, the Court granted the parties’ Stipulation of Dismissal Without Prejudice.  In connection with the settlement agreement, the Company received $3.5 million, which is included in Other Income within the Consolidated Statements of Operations.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2018 and the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2018	$864
2019	1,835
2020	1,855
2021	1,406
2022	1,080
Thereafter	5,238
Total	$12,278

Other Commitment

During the third quarter of Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs.  The decision to provide any portion of the revolving loan is at the Company’s sole discretion.  At any time after the outstanding revolving loan balance is equal to or greater than $7.5 million, the Company has the option to convert the first $7.5 million into a 50% ownership interest in the entity.  As of December 31, 2017, $6.6 million was outstanding under the revolving loan. The board of the entity is comprised of five members, two of which are employees of the Company.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2017 and 2016:

(In thousands)	December 31, 2017	December 31, 2016
Foreign Currency Translation
Beginning Balance, June 30	$(222)	$(295)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(125)	38
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(125)	38
Ending Balance, December 31	(347)	(257)
Total Accumulated Other Comprehensive Loss	$(347)	$(257)

Note 15.  Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) attributable to Lannett Company, Inc. by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options, a warrant and treats unvested restricted stock and performance-based shares as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of including such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings (loss) per common share was as follows:

	Three Months Ended December 31,
(In thousands, except share and per share data)	2017	2016

Net income attributable to Lannett Company, Inc.	$14,022	$8,172

Basic weighted average common shares outstanding	37,066,902	36,810,388
Effect of potentially dilutive stock options, warrants and restricted stock awards	1,223,456	865,982
Diluted weighted average common shares outstanding	38,290,358	37,676,370

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.38	$0.22
Diluted	$0.37	$0.22

	Six Months Ended December 31,
(In thousands, except share and per share data)	2017	2016

Net income (loss) attributable to Lannett Company, Inc.	$27,279	$(21,236)

Basic weighted average common shares outstanding	37,029,483	36,754,828
Effect of potentially dilutive stock options, warrants and restricted stock awards	1,058,343	—
Diluted weighted average common shares outstanding	38,087,826	36,754,828

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.74	$(0.58)
Diluted	$0.72	$(0.58)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2017 and 2016 were 3.0 million.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2017 and 2016 were 3.0 million and 4.4 million, respectively.

Note 16.  Warrant

In connection with the KUPI acquisition on November 25, 2015, Lannett issued to UCB Manufacturing a warrant to purchase up to a total of 2.5 million shares of Lannett’s common stock (the “Warrant”).

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

Note 17.  Share-Based Compensation

At December 31, 2017, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 1.6 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of December 31, 2017, there was $10.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2017 and 2016:

	Six Months Ended
	December 31, 2017	December 31, 2016
Risk-free interest rate	1.9%	1.1%
Expected volatility	57.4%	55.6%
Expected dividend yield	—%	—%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.4 years	5.2 years
Weighted average fair value	$9.06	$15.33

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

A stock option roll-forward as of December 31, 2017 and changes during the six months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at June 30, 2017	1,475	$18.02	$12,212	5.7
Granted	18	$17.40
Exercised	(42)	$8.14	$596
Forfeited, expired or repurchased	(12)	$30.77
Outstanding at December 31, 2017	1,439	$18.20	$14,479	5.2

Vested and expected to vest at December 31, 2017	1,436	$18.18	$14,467	5.2
Exercisable at December 31, 2017	1,402	$17.76	$14,376	5.2

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2017 and 2016.

A summary of restricted stock awards as of December 31, 2017 and changes during the six months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2017	334	$30.71
Granted	470	$17.29
Vested	(162)	$31.15	$3,598
Forfeited	(35)	$22.05
Non-vested at December 31, 2017	607	$20.67

Performance-Based Shares

On September 22, 2017, the Company approved and granted performance-based awards to certain key executives.  The stock-settled awards will vest based on relative Total Shareholder Return (“TSR”) over a three-year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.  The impact of the grant was not material to the consolidated financial statements during the six months ended December 31, 2017.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the six months ended December 31, 2017 and 2016, 28 thousand shares and 27 thousand shares were issued under the ESPP, respectively.  As of December 31, 2017, 571 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2017	2016	2017	2016
Selling, general and administrative expenses	$1,926	$1,251	$3,713	$3,223
Research and development expenses	176	152	327	325
Cost of sales	461	314	712	625
Total	$2,563	$1,717	$4,752	$4,173

Tax benefit at statutory rate	$756	$627	$1,402	$1,523

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2017 and 2016 were $458 thousand and $492 thousand, respectively.  Contributions to the Plan during the six months ended December 31, 2017 and 2016 were $1.0 million and $1.1 million, respectively.

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

The federal, state and local income tax expense for the three months ended December 31, 2017 and 2016 was $18.1 million and $3.5 million, respectively.  The effective tax rates for the three months ended December 31, 2017 and 2016 were 56.4% and 30.2%, respectively.  The federal, state and local income tax expense for the six months ended December 31, 2017 was $25.6 million compared to income tax benefit of $9.3 million for the six months ended December 31, 2016.  The effective tax rates were 48.4% and 30.6%, respectively.

The effective tax rates for the three and six months ended December 31, 2017 were higher compared to the same prior-year periods primarily due to 2017 Tax Reform which was signed into law on December 22, 2017.  Among numerous provisions included in the new law was the reduction of the statutory corporate federal income tax rate from 35% to 21%.  In the second quarter of Fiscal 2018, the Company applied the newly enacted corporate federal income tax rate of 21% resulting in an approximately $18.7 million revaluation of the Company’s net long term deferred tax assets which are expected to reverse in future periods.  The increase in the effective tax rate as a result of the revaluation was partially offset by a lower blended federal statutory tax rate of approximately 28.0% as compared to 35.0% in the same prior-year period.  This resulted in an approximately $2.3 million and $3.8 million income tax benefit for the three and six months ended December 31, 2017, respectively.  Overall, the Company anticipates the decrease in the

U.S. federal statutory rate resulting from the enactment of the 2017 Tax Reform will have a favorable impact on future U.S. tax expense and operating cash flows.  The Company recorded the impact of 2017 Tax Reform in the three months ended December 31, 2017, inclusive of provisional amounts based on reasonable estimates.  However, the final impact of 2017 Tax Reform may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result of 2017 Tax Reform.  Adjustments, if any, will be made in accordance with SAB 118.

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

As of December 31, 2017 and June 30, 2017, the Company has total unrecognized tax benefits of $2.0 million and $5.9 million, respectively.  The decrease was the result of an expiration in the statute of limitations related to several state-related unrecognized tax benefits.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2017 in the statement of operations and no cumulative interest and penalties have been recorded in the Company’s statement of financial position as of December 31, 2017 and June 30, 2017.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2013 and prior generally are no longer subject to review as such years generally are closed.  The Company’s Fiscal Year 2016 federal return is currently under examination by the Internal Revenue Service.  The Company cannot reasonably predict the outcome of the examination at this time.

Note 20.  Related Party Transactions

The Company had sales of $1.2 million and $1.1 million during the three months ended December 31, 2017 and 2016, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the six months ended December 31, 2017 and 2016 were $2.0 million for both periods.  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $1.0 million and $751 thousand at December 31, 2017 and June 30, 2017, respectively.

The Company also had sales of $516 thousand and $262 thousand during the three months ended December 31, 2017 and 2016, respectively, to a generic distributor, KeySource.  Sales to KeySource for the six months ended December 31, 2017 and 2016 were $983 thousand and $329 thousand, respectively.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $456 thousand and $606 thousand as of December 31, 2017 and June 30, 2017, respectively.

In connection with the termination of the employment of Arthur P. Bedrosian, the Company’s former Chief Executive Officer, effective as of December 31, 2017, the Company entered into a separation agreement pursuant to which he will receive certain benefits including, among others, 36 months base salary, a pro-rated Fiscal 2018 cash bonus as well as accelerated vesting of his outstanding equity awards.  The total benefits resulted in an approximately $3.4 million charge to the Company’s consolidated statements of operations in the second quarter of Fiscal 2018.  On January 20, 2018, the Company also entered into a consulting agreement with Mr. Bedrosian to work on several important projects, primarily involving existing and new partnering efforts to expand and diversify opportunities, including but not limited to spearheading the effort to transition and strengthen the Company’s existing contractual relationships with its key partners.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 39% of the Company’s inventory purchases in the three months ended December 31, 2017 and 2016.  Purchases of finished goods inventory from JSP accounted for 36% and 38% of the Company’s inventory purchases in the six months ended December 31, 2017 and 2016, respectively.

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

Note 22.  Subsequent Events

In February 2018, the Company made a $25.0 million voluntary prepayment against its outstanding debt balance.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  All references to “Fiscal 2018” or “Fiscal Year 2018” shall mean the fiscal year ending June 30, 2018 and all references to “Fiscal 2017” or “Fiscal Year 2017” shall mean the fiscal year ended June 30, 2017.

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

Financial Summary

For the second quarter of Fiscal Year 2018, net sales increased to $184.3 million compared to $170.9 million in the same prior-year period.  Gross profit decreased to $87.5 million compared to $88.1 million in the prior-year period and gross profit percentage decreased to 47% compared to 52% in the prior-year period.  R&D expenses increased 8% to $10.7 million compared to $9.9 million in the second quarter of Fiscal Year 2017 while SG&A expenses increased 58% to $28.5 million from $18.1 million in the prior-year period.  Acquisition and integration-related expenses decreased to $65 thousand from $1.0 million in the prior-year period.  Restructuring expenses decreased to $1.0 million from $1.7 million in the prior-year period.  Operating income for the second quarter of Fiscal Year 2018 was $47.1 million compared to $34.3 million in the second quarter of Fiscal Year 2017, which included a $23.0 million intangible asset impairment charge.  Net income attributable to the Company for the second quarter of Fiscal Year 2018 was $14.0 million, or $0.37 per diluted share compared to $8.2 million, or $0.22 per diluted share in the second quarter of Fiscal Year 2017.

For the first six months of Fiscal 2018, net sales increased to $339.3 million compared to $332.5 million in the same prior-year period.  Gross profit decreased $14.8 million to $155.1 million, compared to $169.9 million in the prior-year period.  Gross profit percentage decreased to 46% compared to 51% in the prior-year period.  R&D expenses decreased 19% to $18.1 million compared to $22.3 million in the first six months of Fiscal 2017 while SG&A expenses increased 21% to $47.5 million from $39.3 million in the prior-year period.  Acquisition and integration-related expenses decreased to $83 thousand from $2.4 million in the prior-year period.  Restructuring expenses decreased to $1.6 million from $3.8 million in the prior-year period.  Operating income for the first six months of Fiscal 2018, was $87.8 million compared to $14.0 million in the prior-year period, which included an $88.1 million intangible asset impairment charge.  Net income attributable to the Company for the first six months of Fiscal 2018 was $27.3 million, or $0.72 per diluted share compared to net loss attributable to the Company of $21.2 million, or $0.58 per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended December 31, 2017 compared with the three months ended December 31, 2016

Net sales increased 8% to $184.3 million for the three months ended December 31, 2017.  The following table identifies the Company’s net product sales by medical indication for the three months ended December 31, 2017 and 2016:

(In thousands)	Three Months Ended December 31,
Medical Indication	2017	2016
Antibiotic	$3,552	$4,792
Anti-Psychosis	22,799	15,365
Cardiovascular	10,135	11,975
Central Nervous System	6,925	10,555
Gallstone	5,282	13,425
Gastrointestinal	15,055	18,977
Glaucoma	2,164	5,311
Migraine	15,484	7,863
Muscle Relaxant	3,219	3,004
Pain Management	6,128	7,439
Respiratory	2,230	2,957
Thyroid Deficiency	68,794	45,431
Urinary	2,840	4,693
Other	13,105	11,133
Contract manufacturing revenue	6,593	8,024
Net sales	$184,305	$170,944

The increase in net sales was driven by increased volumes of $19.4 million, partially offset by decreased average selling price of products of $6.0 million.  Volumes were favorably impacted due to a temporary disruption of our competitor’s supplies in the Thyroid Deficiency and Migraine medical indications.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $7.1 million during the three months ended December 31, 2017, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	(12)%	(14)%
Anti-Psychosis	6%	42%
Cardiovascular	9%	(24)%
Central Nervous System	(28)%	(6)%
Gallstone	(25)%	(36)%
Gastrointestinal	6%	(27)%
Glaucoma	(6)%	(53)%
Migraine	104%	(7)%
Muscle Relaxant	61%	(54)%
Pain Management	(16)%	(2)%
Respiratory	3%	(28)%
Thyroid Deficiency	34%	17%
Urinary	(18)%	(21)%

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

During the November 2014 teleconference, the FDA also asked KUPI to either voluntarily withdraw its product or to conduct new bioequivalence (“BE”) testing in accordance with the recommendations for demonstrating bioequivalence to Concerta proposed in a new draft BE guidance that the FDA issued earlier that November.  The FDA had approved the KUPI product (and originally granted it an AB rating) in 2013, on the basis of KUPI data showing its product met BE criteria set forth in draft BE guidance that the FDA had issued in 2012.  The FDA’s position concerning the KUPI product was the subject of a public announcement by the agency. The Company agreed to conduct new BE studies per the new draft BE guidance.  KUPI submitted the data from those studies to the FDA in June 2015 and met with the FDA to discuss the results in July 2015.

On October 18, 2016, the Company received notice from the FDA that it will seek to withdraw approval of the Company’s ANDA for Methylphenidate ER.  The FDA’s notice includes an opportunity for the Company to request a hearing on this matter.  Following the Company’s request under the Freedom of Information Act (“FOIA”) for documents to support its request for a hearing, the FDA granted an extension to submit all data, information and analyses upon which the request for a hearing relies.

In response to the Company’s FOIA requests, the FDA provided four sets of documents between April 4, 2017 and October 25, 2017 and, on December 4, 2017, the Company submitted extensive information, data, analyses, and expert reports to the FDA that demonstrate the existence of genuine and substantial issues of fact that necessitate a hearing to prove the therapeutic equivalence of its product.  On December 8, 2017, the documents were posted on the public docket.  The FDA has not yet made a decision as to whether to grant a hearing to the Company.

The Company intends to continue working with the FDA to regain the “AB” rating, and in the meantime, maintain the drug on the U.S. market with a BX rating.  However, there can be no assurance as to when or if the Company will regain the “AB” rating or be permitted to remain on the market.  If the Company were to receive the “AB” rating, net sales of the product could increase subject to market factors existing at that time.  The Company also agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.  Such potential contingent payments are set to expire after December 31, 2020.

Pain Management. Cocaine Topical Solution (“C-Topical”)

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product.  This approval effects the Company’s right to market and sell its unapproved Grandfathered C-Topical product.  According to FDA guidance, the FDA typically allows the marketing of unapproved products for up to one year following the approval of an NDA for the product.  Subsequently, the Company would not be permitted to market and sell its unapproved C-Topical product.  For the three and six month periods ended December 31, 2017, the Company’s net sales of C-Topical were $5.1 million and $9.7 million, respectively.  At this time, the Company cannot predict the ultimate impact that these developments will have on its business and financial performance, including but not limited to any possible price reductions should the competitor commence marketing and selling its C-Topical product in the future, for how long the Company will continue to be permitted to market and sell C-Topical or the possible effect on the Company’s pending NDA application.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended December 31:

(In thousands) Customer Distribution Channel	December 31, 2017	December 31, 2016
Wholesaler/Distributor	$126,765	$129,585
Retail Chain	40,233	19,457
Mail-Order Pharmacy	10,714	13,878
Contract manufacturing revenue	6,593	8,024
Net sales	$184,305	$170,944

Net sales to retail chains increased significantly as a result of additional sales to a customer that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles, for the second quarter of Fiscal 2018 increased 17% to $96.9 million from $82.9 million in the same prior-year period.  The increase was primarily attributable to higher sales as well as changes in our product sales mix and increased product royalties.  Product royalties expense included in cost of sales totaled $7.2 million for the second quarter of Fiscal Year 2018 and $5.1 million for the second quarter of Fiscal Year 2017.  Amortization expense included in cost of sales totaled $7.9 million for the second quarter of Fiscal Year 2018 compared to $7.7 million for the second quarter of Fiscal Year 2017.

Gross Profit.  Gross profit for the second quarter of Fiscal 2018 decreased 1% to $87.5 million or 47% of net sales.  In comparison, gross profit for the second quarter of Fiscal 2017 was $88.1 million or 52% of net sales.  The decrease in gross profit percentage was primarily attributable to lower average selling prices of certain key products as well as additional product royalties.

Research and Development Expenses.  Research and development expenses for the second quarter increased 8% to $10.7 million in Fiscal 2018 from $9.9 million in Fiscal 2017.  The increase was primarily due to the higher incentive compensation-related costs, partially offset by lower product development expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 58% to $28.5 million in the second quarter of Fiscal 2018 compared with $18.1 million in Fiscal 2017.  The increase was primarily driven by higher incentive compensation-related costs as well as approximately $3.4 million related to separation benefits for the former chief executive officer.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $962 thousand to $65 thousand for the second quarter of Fiscal Year 2018 as compared to the prior-year period.  The decrease was due to the timing of the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses decreased $677 thousand to $1.0 million for the second quarter of Fiscal Year 2018 compared to the prior-year period primarily due to higher employee separation costs incurred in connection with the 2016 Restructuring Program during the three months ended December 31, 2016.

Other Income (Loss).  Interest expense for the three months ended December 31, 2017 totaled $20.7 million compared to $23.3 million for the three months ended December 31, 2016.  The weighted average interest rate for the second quarter of Fiscal 2018 and 2017 was 8.3% and 8.0%, respectively.  Investment income totaled $2.3 million in the second quarter of Fiscal 2018 compared with $1.0 million in the second quarter of Fiscal 2017.  In December 2017, the Company received $3.5 million as part of the settlement of the Braintree patent litigation.  See Note 12. “Legal, Regulatory Matters and Contingencies” for further details.

Income Tax.  The Company recorded income tax expense in the second quarter of Fiscal 2018 of $18.1 million compared to $3.5 million in the second quarter of Fiscal 2017.  The effective tax rate for the three months ended December 31, 2017 was 56.4%, compared to 30.2% for the three months ended December 31, 2016.  The effective tax rate for the three months ended December 31, 2017 was higher compared to the same prior-year period primarily due to the Tax Cut and Jobs Act legislation (“2017 Tax Reform”).  Among numerous provisions included in the new law was the reduction of the statutory corporate federal income tax rate from 35% to 21%.  In the second quarter of Fiscal 2018, the Company applied the newly enacted corporate federal income tax rate of 21% resulting in an approximately $18.7 million revaluation of the Company’s net long term deferred tax assets which are expected to reverse in future periods.  The increase in the effective tax rate as a result of the revaluation was partially offset by a lower blended federal statutory tax rate of approximately 28.0% as compared to 35.0% in the same prior-year period.  This resulted in an approximately $2.3 million income tax benefit for the three months ended December 31, 2017.  Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the 2017 Tax Reform will have a favorable impact on future U.S. tax expense and operating cash flows.

Net Income.  For the three months ended December 31, 2017, the Company reported net income attributable to Lannett Company, Inc. of $14.0 million, or $0.37 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $8.2 million, or $0.22 per diluted share.

Results of Operations - Six months ended December 31, 2017 compared with the six months ended December 31, 2016

Net sales increased 2% to $339.3 million for the six months ended December 31, 2017.  The following table identifies the Company’s net product sales by medical indication for the six months ended December 31, 2017 and 2016:

(In thousands)	Six Months Ended December 31,
Medical Indication	2017	2016
Antibiotic	$6,900	$8,572
Anti-Psychosis	37,791	32,685
Cardiovascular	21,441	24,669
Central Nervous System	15,742	20,904
Gallstone	11,846	26,308
Gastrointestinal	29,608	37,029
Glaucoma	4,832	11,095
Migraine	30,499	15,023
Muscle Relaxant	7,010	6,536
Pain Management	11,889	14,047
Respiratory	3,876	5,170
Thyroid Deficiency	116,008	85,269
Urinary	5,837	9,794
Other	25,802	22,314
Contract manufacturing revenue	10,185	13,088
Net sales	$339,266	$332,503

The increase in net sales was driven by increased volumes of $45.4 million, partially offset by decreased average selling price of products of $38.6 million.  Volumes were favorably impacted due to a temporary disruption of our competitor’s supplies in the Thyroid Deficiency and Migraine medical indications.  Average selling prices were impacted by competitive pricing pressure across a number of products, product mix and changes within distribution channels.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $12.5 million during the six months ended December 31, 2017 which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	(6)%	(14)%
Anti-Psychosis	3%	13%
Cardiovascular	25%	(38)%
Central Nervous System	(10)%	(15)%
Gallstone	(21)%	(34)%
Gastrointestinal	10%	(30)%
Glaucoma	(4)%	(52)%
Migraine	116%	(13)%
Muscle Relaxant	91%	(84)%
Pain Management	(14)%	(1)%
Respiratory	4%	(29)%
Thyroid Deficiency	25%	11%
Urinary	(3)%	(37)%

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the six months ended December 31, 2017 and 2016:

(In thousands) Customer Distribution Channel	December 31, 2017	December 31, 2016
Wholesaler/Distributor	$247,566	$254,510
Retail Chain	59,001	39,551
Mail-Order Pharmacy	22,514	25,355
Contract manufacturing revenue	10,185	13,087
Net sales	$339,266	$332,503

Net sales to retail chains increased significantly as a result of additional sales to a customer that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain.  Net sales within the various distribution channels remained consistent in the first six months of Fiscal 2018 as compared to the prior-year period.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first six months of Fiscal 2018 increased 13% to $184.1 million from $162.6 million in the same prior-year period.  The increase was primarily attributable to higher sales as well as changes in our product sales mix and increased product royalties, partially offset by lower amortization expense.  Product royalties expense included in cost of sales totaled $13.9 million for the first six months of Fiscal Year 2018 and $9.9 million for the first six months of Fiscal Year 2017.  Amortization expense included in cost of sales totaled $15.7 million for the first six months of Fiscal Year 2018 and $16.6 million for the first six months of Fiscal Year 2017.  The decrease was primarily due to a lower intangible assets base in the first six months of Fiscal 2018 as a result of impairment charges in Fiscal 2017.

Gross Profit.  Gross profit for the first six months of Fiscal 2018 decreased 9% to $155.1 million or 46% of net sales.  In comparison, gross profit for the first six months of Fiscal 2017 was $169.9 million or 51% of net sales.  The decrease in gross profit percentage was primarily attributable to lower average selling prices of certain key products as well as additional product royalties.

Research and Development Expenses.  Research and development expenses for the first six months decreased 19% to $18.1 million in Fiscal 2018 from $22.3 million in Fiscal 2017.  The decrease was primarily due to lower product development expenses as well as decreased spend related to the C-Topical clinical trials, partially offset by higher incentive compensation-related expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 21% to $47.5 million in the first six months of Fiscal 2018 compared with $39.3 million in Fiscal 2017.  The increase was primarily driven by higher incentive compensation-related costs as well as approximately $3.4 million related to separation benefits for the former chief executive officer.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $2.3 million compared to the prior-year period.  The decrease was due to the timing of the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses decreased $2.2 million compared to the prior-year period primarily due to higher employee separation costs incurred in connection with the 2016 Restructuring Program during the six months ended December 31, 2016.

Other Income (Loss).  Interest expense in the first six months of Fiscal 2018 totaled $41.6 million compared to $46.3 million in Fiscal 2017.  The weighted average interest rate for the first six months of Fiscal 2018 and 2017 was 8.3% and 7.9%, respectively.  Investment income in the first six months of Fiscal 2018 totaled $3.5 million compared with investment income of $2.0 million in Fiscal 2017.  In December 2017, the Company received $3.5 million as part of the settlement of the Braintree patent litigation.  See Note 12. “Legal, Regulatory Matters and Contingencies” for further details.

Income Tax.  The Company recorded income tax expense in the first six months of Fiscal 2018 of $25.6 million compared to an income tax benefit of $9.3 million in the first six months of Fiscal 2017.  The effective tax rate for the six months ended December 31, 2017 was 48.4% compared to 30.6% for the six months ended December 31, 2016.  The effective tax rate for the six months ended December 31, 2017 was higher compared to the same prior-year period primarily due to 2017 Tax Reform.  Among numerous provisions included in the new law was the reduction of the statutory corporate federal income tax rate from 35% to 21%.  In the second quarter of Fiscal 2018, the Company applied the newly enacted corporate federal income tax rate of 21% resulting in an approximately $18.7 million revaluation of the Company’s net long term deferred tax assets which are expected to reverse in future periods.  The increase in the effective tax rate as a result of the revaluation was partially offset by a lower blended federal statutory tax rate of approximately 28.0% as compared to 35.0% in the same prior-year period.  This resulted in an approximately $3.8 million income tax benefit for the six months ended December 31, 2017.

Net Income (Loss).  For the six months ended December 31, 2017, the Company reported net income attributable to Lannett Company, Inc. of $27.3 million, or $0.72 per diluted share.  Comparatively, net loss attributable to Lannett Company, Inc. in the corresponding prior-year period was $21.2 million, or $0.58 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2017, working capital was $323.5 million as compared to $302.6 million at June 30, 2017, an increase of $20.9 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $76.1 million for the six months ended December 31, 2017 reflected net income of $27.3 million, adjustments for non-cash items of $61.7 million, as well as cash used by changes in operating assets and liabilities of $12.9 million.  In comparison, net cash provided by operating activities of $67.3 million for the six months ended December 31, 2016 reflected net loss of $21.2 million, adjustments for non-cash items of $104.9 million, as well as cash used by changes in operating assets and liabilities of $16.4 million.

Significant changes in operating assets and liabilities from June 30, 2017 to December 31, 2017 were comprised of:

•                  An increase in accounts receivable of $52.7 million mainly due to increased sales as well as the timing of collections during the quarter ended December 31, 2017 compared to the quarter ended June 30, 2017.  The Company’s days sales outstanding (“DSO”) at December 31, 2017, based on gross sales for the six months ended December 31, 2017 and gross accounts receivable at December 31, 2017 was 75 days.  The level of DSO at December 31, 2017 was comparable to the Company’s expectations that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  An increase in accounts payable totaling $28.9 million primarily due to the timing of payments to a few major suppliers.

•                  An increase in inventories totaling $13.0 million primarily due to the timing of customer order fulfillment.

•                  An increase in accrued payroll and payroll-related costs of $11.2 million primarily due to higher incentive compensation-related costs as well as approximately $2.6 million related to severance benefits for the former chief executive officer.

•                  A decrease in prepaid income taxes totaling $15.0 million primarily due to income tax refunds received from the Internal Revenue Service.

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

Net cash used in investing activities of $26.3 million for the six months ended December 31, 2017 is mainly the result of purchases of investment securities of $42.8 million, purchases of property, plant and equipment of $26.4 million and the purchase of an intangible asset of $2.0 million, partially offset by proceeds from the sale of investment securities of $44.9 million.  Net cash used in investing activities of $17.4 million for the six months ended December 31, 2016 is mainly the result of purchases of investment securities of $27.1 million and purchases of property, plant and equipment of $21.3 million, partially offset by proceeds from the sale of investment securities of $31.0 million.

Net cash used in financing activities of $27.5 million for the six months ended December 31, 2017 was primarily due to debt repayments of $27.3 million and purchases of treasury stock totaling $1.0 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $806 thousand.  Net cash used in financing activities of $27.4 million for the six months ended December 31, 2016 was primarily due to debt repayments of $26.6 million, purchases of treasury stock totaling $1.8 million and purchase of the noncontrolling interest in Realty of $1.5 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $1.8 million and excess tax benefits on share-based compensation awards of $705 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter into future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of December 31, 2017 are as follows:

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $155.5 million and $175.8 million at December 31, 2017 and June 30, 2017, respectively.  Rebates payable at December 31, 2017 and June 30, 2017 were $48.4 million and $44.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the six months ended December 31, 2017 and 2016:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2017	$79,537	$87,616	$42,135	$11,096	$220,384
Current period provision	474,882	156,073	14,541	28,623	674,119
Credits issued during the period	(499,959)	(157,071)	(11,881)	(21,713)	(690,624)
Balance at December 31, 2017	$54,460	$86,618	$44,795	$18,006	$203,879

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2016	$86,495	$54,084	$40,593	$16,851	$198,023
Measurement-period adjustments	—	8,329	5,955	—	14,284
Current period provision	416,212	143,016	14,728	29,307	603,263
Credits issued during the period	(420,422)	(129,583)	(16,668)	(32,829)	(599,502)
Balance at December 31, 2016	$82,285	$75,846	$44,608	$13,329	$216,068

For the three months ending December 31, 2017 and 2016, as a percentage of gross sales the provision for chargebacks was 44.4% and 45.7%, the provision for rebates was 15.7% and 15.5%, the provision for returns was 0.8% and 1.7%, and the provision for other adjustments was 3.3% and 2.9%, respectively.

For the six months ending December 31, 2017 and 2016, as a percentage of gross sales the provision for chargebacks was 47.3% and 45.1%, the provision for rebates was 15.6% and 15.5%, the provision for returns was 1.4% and 1.6%, and the provision for other adjustments was 2.9% and 3.2%, respectively.

The decrease in total reserves from June 30, 2017 to December 31, 2017 was mainly due to a decrease in the chargebacks reserve, which was the result of lower inventory levels on-hand at the Company’s wholesaler customers in December 31, 2017 as compared to June 30, 2017.  The activity in the “Other” category for the six months ended December 31, 2017 and 2016 includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2017 for a description of our remaining Critical Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at December 31, 2017, each 1/8% increase in interest rates would yield $1.2 million of incremental annual interest expense.

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

Change in Internal Control Over Financial Reporting

During the third quarter of Fiscal 2017, the Company completed the carve-out of data and software systems supporting the operations of KUPI from the hosted environment of UCB.  The integration of the Company’s entities into a single consolidated system is planned in phases and is expected to be completed in Fiscal 2018.  As such, internal controls have and will continue to change in various functional areas within the Company.  However, management has taken steps to ensure that any changes to the design and implementation of internal controls continue to function appropriately.  There have been no other changes in Lannett’s internal control over financial reporting during the six months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: February 8, 2018	By:	/s/ Timothy C. Crew
Timothy C. Crew
Chief Executive Officer

Dated: February 8, 2018	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance,
Chief Financial Officer and Treasurer

Dated: February 8, 2018	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Finance and Principal Accounting Officer