Form 10-Q
period 2018-03-31
LANNETT CO INC
filed 2018-05-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date

Class	Outstanding as of April 30, 2018
Common stock, par value $0.001 per share	38,014,150

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$114,016	$117,737
Investment securities	9,089	27,091
Accounts receivable, net	238,767	204,066
Inventories	133,290	122,604
Prepaid income taxes	16,563	16,703
Other current assets	10,045	6,592
Total current assets	521,770	494,793
Property, plant and equipment, net	267,398	243,148
Intangible assets, net	420,582	453,861
Goodwill	339,566	339,566
Deferred tax assets	18,713	52,753
Other assets	29,462	19,191
TOTAL ASSETS	$1,597,491	$1,603,312

LIABILITIES
Current liabilities:
Accounts payable	$67,501	$44,720
Accrued expenses	5,832	12,499
Accrued payroll and payroll-related expenses	9,318	4,833
Rebates payable	41,267	44,593
Royalties payable	9,540	3,015
Restructuring liability	3,328	5,431
Settlement liability	—	17,000
Short-term borrowings and current portion of long-term debt	66,845	60,117
Total current liabilities	203,631	192,208
Long-term debt, net	784,689	843,530
Other liabilities	2,199	6,452
TOTAL LIABILITIES	990,519	1,042,190
Commitments and Contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 38,176,302 and 37,528,450 shares issued; 37,305,266, and 36,919,296 shares outstanding at March 31, 2018 and June 30, 2017, respectively)	38	37
Additional paid-in capital	303,376	292,780
Retained earnings	317,823	277,774
Accumulated other comprehensive loss	(450)	(222)
Treasury stock (871,036 and 609,154 shares at March 31, 2018 and June 30, 2017, respectively)	(13,815)	(9,247)
Total stockholders’ equity	606,972	561,122
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,597,491	$1,603,312

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017

Net sales	$174,386	$165,720	$513,652	$498,223
Settlement agreement	—	(4,000)	—	(4,000)
Total net sales	174,386	161,720	513,652	494,223
Cost of sales	99,036	81,553	267,503	227,527
Amortization of intangibles	8,293	7,737	23,971	24,361
Gross profit	67,057	72,430	222,178	242,335
Operating expenses:
Research and development expenses	2,730	8,340	20,861	30,650
Selling, general and administrative expenses	14,112	17,629	61,643	56,958
Acquisition and integration-related expenses	—	1,256	83	3,674
Restructuring expenses	1,421	1,568	2,983	5,332
Loss on sale of intangible asset	15,514	—	15,514	—
Intangible asset impairment charges	—	—	—	88,084
Total operating expenses	33,777	28,793	101,084	184,698
Operating income	33,280	43,637	121,094	57,637
Other income (loss):
Investment income	719	1,037	4,208	3,085
Interest expense	(22,842)	(22,373)	(64,440)	(68,700)
Other	(662)	(35)	2,473	(298)
Total other loss	(22,785)	(21,371)	(57,759)	(65,913)
Income (loss) before income tax	10,495	22,266	63,335	(8,276)
Income tax expense (benefit)	(2,275)	7,337	23,286	(2,003)
Net income (loss)	12,770	14,929	40,049	(6,273)
Less: Net income attributable to noncontrolling interest	—	—	—	34
Net income (loss) attributable to Lannett Company, Inc.	$12,770	$14,929	$40,049	$(6,307)

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$0.34	$0.41	$1.08	$(0.17)
Diluted	$0.33	$0.40	$1.05	$(0.17)

Weighted average common shares outstanding:
Basic	37,136,945	36,849,208	37,064,781	36,785,829
Diluted	38,287,005	37,752,304	38,112,193	36,785,829

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017

Net income (loss)	$12,770	$14,929	$40,049	$(6,273)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(103)	76	(228)	114
Total other comprehensive income (loss), before tax	(103)	76	(228)	114
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	(103)	76	(228)	114
Comprehensive income (loss)	12,667	15,005	39,821	(6,159)
Less: Total comprehensive income attributable to noncontrolling interest	—	—	—	34
Comprehensive income (loss) attributable to Lannett Company, Inc.	$12,667	$15,005	$39,821	$(6,193)

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock		Additional		Accumulated Other		Stockholders’ Equity
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Attributable to Lannett Co., Inc

Balance, June 30, 2017	37,528	$37	$292,780	$277,774	$(222)	$(9,247)	$561,122

Shares issued in connection with share-based compensation plans	648	1	3,578	—	—	—	3,579
Share-based compensation	—	—	7,018	—	—	—	7,018
Purchase of treasury stock	—	—	—	—	—	(4,568)	(4,568)
Other comprehensive loss, net of tax	—	—	—	—	(228)	—	(228)
Net income	—	—	—	40,049	—	—	40,049

Balance, March 31, 2018	38,176	$38	$303,376	$317,823	$(450)	$(13,815)	$606,972

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$40,049	$(6,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,638	41,556
Deferred income tax expense (benefit)	34,040	(11,217)
Share-based compensation	7,018	5,962
Excess tax benefits on share-based compensation awards	—	(725)
Intangible asset impairment charge	—	88,084
Loss on sale of assets	777	296
Loss on sale of intangible asset	15,514	—
Gain on investment securities	(3,201)	(2,473)
Amortization of debt discount and other debt issuance costs	17,294	15,548
Settlement agreement provision	—	4,000
Other noncash expenses	4	1,889
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	(34,701)	(9,470)
Inventories	(10,686)	(8,913)
Prepaid income taxes/Income taxes payable	(77)	(9,891)
Other assets	(7,972)	(6,480)
Rebates payable	(3,326)	12,773
Royalties payable	6,525	(1,196)
Restructuring liability	(2,103)	840
Settlement liability	—	(3,000)
Accounts payable	5,781	11,567
Accrued expenses	(6,667)	(1,785)
Accrued payroll and payroll-related expenses	4,485	(633)
Net cash provided by operating activities	103,392	120,459
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(41,147)	(32,116)
Proceeds from sale of property, plant and equipment	35	38
Advance to variable interest entity	(9,955)	—
Purchases of intangible assets	(7,038)	—
Proceeds from sale of investment securities	83,833	44,571
Purchase of investment securities	(62,630)	(50,538)
Net cash used in investing activities	(36,902)	(38,045)
FINANCING ACTIVITIES:
Repayments of short-term borrowings and long-term debt	(68,994)	(139,927)
Purchase of noncontrolling interest	—	(1,500)
Acquisition-related contingent consideration	—	(35,000)
Proceeds from issuance of stock	3,579	2,276
Excess tax benefits on share-based compensation awards	—	725
Purchase of treasury stock	(4,568)	(1,840)
Net cash used in financing activities	(69,983)	(175,266)
Effect on cash and cash equivalents of changes in foreign exchange rates	(228)	114
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,721)	(92,738)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	117,737	224,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,016	$132,031
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of capitalized interest of $1.6 million and $1.1 million for the nine months ended March 31, 2018 and 2017, respectively)	$46,740	$51,422
Income taxes paid (received)	$(6,760)	$19,116
Credits issued pursuant to a Settlement Agreement	$17,000	$2,500

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  The Consolidated Balance Sheet for the fiscal year ended June 30, 2017 was derived from audited financial statements.

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

Principles of consolidation

The Consolidated Financial Statements include the accounts of Lannett Company, Inc. and its wholly-owned subsidiaries, as well as Cody LCI Realty, LLC (“Realty”), a former variable interest entity (“VIE”) in which the Company had a 50% ownership interest until November 30, 2016, when the Company acquired the remaining 50% interest.  Noncontrolling interest in Realty was recorded net of tax as net income attributable to the noncontrolling interest.  In December 2017, the Company legally dissolved Realty.  Additionally, all intercompany accounts and transactions have been eliminated.

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

Inventories

Inventories are stated at the lower of cost and net realizable value by the first-in, first-out method.  Inventories are regularly reviewed and provisions for excess and obsolete inventory are recorded based primarily on current inventory levels, expiration date and estimated sales forecasts.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2018 and 2017:

(In thousands)	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Medical Indication	2018	2017	2018	2017
Antibiotic	$3,801	$4,474	$10,701	$13,047
Anti-Psychosis	9,336	14,433	47,127	47,119
Cardiovascular	18,514	14,815	39,955	39,484
Central Nervous System	8,395	11,124	24,137	32,028
Gallstone	3,828	11,157	15,674	37,465
Gastrointestinal	16,562	19,441	46,171	56,470
Glaucoma	875	4,868	5,706	15,962
Migraine	12,888	7,043	43,387	22,066
Muscle Relaxant	3,299	3,673	10,309	10,208
Pain Management	6,594	6,085	18,483	20,132
Respiratory	2,324	4,256	6,200	9,426
Thyroid Deficiency	69,975	44,999	185,983	130,267
Urinary	33	2,619	5,870	12,413
Other	12,376	14,555	38,178	36,870
Contract manufacturing revenue	5,586	2,178	15,771	15,266
Net sales	174,386	165,720	513,652	498,223
Settlement agreement	—	(4,000)	—	(4,000)
Total net sales	$174,386	$161,720	$513,652	$494,223

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2018 and 2017, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of total net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017

Product 1	40%	28%	36%	26%

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2018 and 2017, for certain of the Company’s customers which accounted for at least 10% of total net sales in any of those periods:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2018	2017	2018	2017

Customer A	32%	27%	27%	28%
Customer B	15%	23%	18%	21%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 37% and 33% of the Company’s inventory purchases during the three months ended March 31, 2018 and 2017, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 36% and 37% of the Company’s inventory purchases during the nine months ended March 31, 2018 and 2017, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Net Sales Adjustments

When revenue is recognized, a simultaneous adjustment to gross sales is made for estimated chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable, depending on the nature of the reserve.  The reserves, presented as a reduction of accounts receivable, totaled $218.5 million and $175.8 million at March 31, 2018 and June 30, 2017, respectively.  Rebates payable at March 31, 2018 and June 30, 2017 totaled $41.3 million and $44.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D and Medicaid and certain sales allowances and other adjustments paid to indirect customers.

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

Share-Based Compensation

Share-based compensation costs are recognized over the vesting period, using a straight-line method, based on the fair value of the instrument on the date of grant less an estimate for expected forfeitures.  The Company uses the Black-Scholes valuation model to determine the fair value of stock options, the stock price on the grant date to value restricted stock and the Monte-Carlo simulation model to determine the fair value of performance-based shares.  The Black-Scholes valuation and Monte-Carlo simulation models include various assumptions, including the expected volatility, the expected life of the award, dividend yield and the risk-free interest rate as well as performance assumptions of peer companies.  These assumptions involve inherent uncertainties based on market conditions which are generally outside the Company’s control.  Changes in these assumptions could have a material impact on share-based compensation costs recognized in the consolidated financial statements.

Self-Insurance

Effective January 1, 2017, the Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of March 31, 2018 totaled $3.4 million and was not material to the consolidated financial position of the Company as of June 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  Based on a preliminary review of the contracts representing a substantial portion of our revenues, the Company does not expect the guidance to have a material impact on our disclosures or the timing and recognition of our revenues.  The majority of the Company’s revenues is generated from product sales and based on the Company’s initial assessment, it currently does not anticipate a significant impact to the revenue and disclosures related to these arrangements.

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

Note 4.  Restructuring Charges

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations. The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $19.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $10.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the three and nine months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Employee separation costs (credits)	$339	$679	$(41)	$2,840
Facility closure costs	1,082	889	3,024	2,492
Total	$1,421	$1,568	$2,983	$5,332

In the first quarter of Fiscal 2018, the Company decided to retain certain employees who were previously included in the 2016 Restructuring Program.  As a result, the Company reversed all previous charges incurred related to these employees.

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2017 through March 31, 2018 is set forth in the following table:

(In thousands)	Employee Separation Costs	Contract Termination Costs	Facility Closure Costs	Total
Balance at June 30, 2017	$5,431	$—	$—	$5,431
Restructuring Charges (Credits)	(41)	—	3,024	2,983
Payments	(2,062)	—	(3,024)	(5,086)
Balance at March 31, 2018	$3,328	$—	$—	$3,328

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at March 31, 2018 and June 30, 2017:

(In thousands)	March 31, 2018	June 30, 2017
Gross accounts receivable	$458,878	$380,653
Less Chargebacks reserve	(113,446)	(79,537)
Less Rebates reserve	(34,784)	(43,023)
Less Returns reserve	(47,253)	(42,135)
Less Other deductions	(23,026)	(11,096)
Less Allowance for doubtful accounts	(1,602)	(796)
Accounts receivable, net	$238,767	$204,066

For the three months ended March 31, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $323.1 million, $72.0 million, $7.1 million, and $23.7 million, respectively.  For the three months ended March 31, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $247.7 million, $75.9 million, $6.6 million, and $12.6 million, respectively.

For the nine months ended March 31, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $798.0 million, $228.1 million, $21.7 million, and $52.3 million, respectively.  For the nine months ended March 31, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $664.0 million, $218.9 million, $21.4 million, and $42.0 million, respectively.

Note 6.  Inventories

Inventories at March 31, 2018 and June 30, 2017 consisted of the following:

(In thousands)	March 31, 2018	June 30, 2017
Raw materials	$63,325	$57,442
Work-in-process	18,009	15,676
Finished goods	51,956	49,486
Total	$133,290	$122,604

Inventories were reduced by $6.1 million and $4.5 million at March 31, 2018 and June 30, 2017, respectively, for excess and obsolete inventory amounts.  During the three months ended March 31, 2018 and 2017, the Company recorded provisions for excess and obsolete inventory of $4.0 million and $2.3 million, respectively.  During the nine months ended March 31, 2018 and 2017, the Company recorded provisions for excess and obsolete inventory of $8.3 million and $7.7 million, respectively.

Note 7.  Property, Plant and Equipment

Property, plant and equipment, net at March 31, 2018 and June 30, 2017 consisted of the following:

(In thousands)	Useful Lives	March 31, 2018	June 30, 2017
Land	—	$6,191	$6,191
Building and improvements	10 - 39 years	108,035	108,730
Machinery and equipment	5 - 10 years	147,561	142,086
Furniture and fixtures	5 - 7 years	3,830	2,953
Less: accumulated depreciation		(85,565)	(71,461)
		180,052	188,499
Construction in progress		87,346	54,649
Property, plant and equipment, net		$267,398	$243,148

Depreciation expense for the three months ended March 31, 2018 and 2017 was $5.0 million and $5.5 million, respectively.  Depreciation expense for the nine months ended March 31, 2018 and 2017 was $16.1 million.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.1 million and $1.0 million at March 31, 2018 and June 30, 2017, respectively.

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

The Company’s financial assets and liabilities measured at fair value at March 31, 2018 and June 30, 2017, were as follows:

	March 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$9,089	$—	$—	$9,089
Total Assets	$9,089	$—	$—	$9,089

	June 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$27,091	$—	$—	$27,091
Total Assets	$27,091	$—	$—	$27,091

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of equity securities classified as trading.

The Company had a net gain on investment securities of $368 thousand during the three months ended March 31, 2018, which included an unrealized loss related to securities still held at March 31, 2018 of $1.6 million. The Company had a net gain on investment securities of $776 thousand during the three months ended March 31, 2017, which included an unrealized gain related to securities still held at March 31, 2017 of $103 thousand.

The Company had a net gain on investment securities of $3.2 million during the nine months ended March 31, 2018, which included an unrealized loss related to securities still held at March 31, 2018 of $421 thousand.  The Company had a net gain on investment securities of $2.5 million during the nine months ended March 31, 2017, which included an unrealized gain related to securities still held at March 31, 2017 of $660 thousand.

Note 10.  Intangible Assets

Intangible assets, net as of March 31, 2018 and June 30, 2017, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	March 31, 2018	June 30, 2017	March 31, 2018	June 30, 2017	March 31, 2018	June 30, 2017

Definite-lived:
Cody Labs import license	15	$582	$582	$(376)	$(347)	$206	$235
KUPI product rights	15	416,154	434,000	(62,904)	(43,286)	353,250	390,714
KUPI trade name	2	2,920	2,920	(2,920)	(2,338)	—	582
KUPI other intangible assets	15	19,000	19,000	(2,978)	(2,028)	16,022	16,972
Silarx product rights	15	10,000	10,000	(1,889)	(1,389)	8,111	8,611
Other product rights	11	7,691	653	(1,147)	(355)	6,544	298
Total definite-lived		$456,347	$467,155	$(72,214)	$(49,743)	$384,133	$417,412

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	36,449	—	—	36,449	36,449
Total intangible assets, net		$492,796	$503,604	$(72,214)	$(49,743)	$420,582	$453,861

In the third quarter of Fiscal 2018, the Company sold an intangible asset related to a product right acquired as part of the KUPI acquisition.  In connection with the transaction, the Company recorded a $15.5 million loss on sale of the intangible asset, which had a carrying value of $15.8 million at the time of sale.

In February 2018, the Company completed the acquisition of five products from UCB for $5.0 million which is included within the “Other product rights” category of intangible assets.

For the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $8.3 million and $8.1 million, respectively.  For the nine months ended March 31, 2018 and 2017, the Company recorded amortization expense of $24.6 million and $25.5 million, respectively.

Future annual amortization expense consisted of the following as of March 31, 2018:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2018	$14,307
2019	30,923
2020	30,082
2021	30,082
2022	30,082
Thereafter	248,657
$384,133

Note 11.  Long-Term Debt

Long-term debt, net consisted of the following:

	March 31,	June 30,
(In thousands)	2018	2017
Term Loan A due 2020	$234,151	$254,375
Unamortized discount and other debt issuance costs	(11,457)	(16,238)
Term Loan A, net	222,694	238,137
Term Loan B due 2022	679,847	727,881
Unamortized discount and other debt issuance costs	(51,007)	(63,106)
Term Loan B, net	628,840	664,775
Revolving Credit Facility due 2020	—	—
Other	—	735
Total debt, net	851,534	903,647
Less short-term borrowings and current portion of long-term debt	(66,845)	(60,117)
Total long-term debt, net	$784,689	$843,530

During the third quarter of Fiscal 2018, the Company made a voluntary payment of $25.0 million against its outstanding Term Loan A and Term Loan B debt.  As a result of the prepayment, the Company wrote off a portion of the related debt issuance costs totaling $2.6 million which was included in interest expense.

Long-term debt amounts due, for the twelve month periods ending March 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2019	$66,845
2020	66,845
2021	218,496
2022	39,345
2023	522,467
Total	$913,998

Note 12.  Legal, Regulatory Matters and Contingencies

Connecticut Attorney General Inquiry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice.  In December 2016, the Connecticut Attorney General, joined by numerous other State Attorneys General, filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior related to doxycycline hyclate and gliburide.  The Company was not named in the action and does not compete on the products that formed the basis of the complaint.  The complaint was later transferred for pretrial purposes to the United States District Court for the Eastern District of Pennsylvania as part of a multidistrict litigation captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation.  On October 31, 2017, the state Attorneys General filed a motion in the District Court for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but does not involve the pricing for digoxin.  The state Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  All of the existing and proposed defendants, including the Company, have opposed the motion of the state Attorneys General.  The motion is pending.

The Company maintains that it acted in compliance with all applicable laws and regulations and continues to cooperate with the Connecticut Attorney General investigation.

Federal Investigation into the Generic Pharmaceutical Industry

The Company and certain affiliated individuals and customers have been served with grand jury subpoenas relating to a federal investigation of the generic pharmaceutical industry into possible violations of the Sherman Act.  The subpoenas request corporate documents of the Company relating to corporate, financial and employee information, communications or correspondence with competitors regarding the sale of generic prescription medications and the marketing, sale, or pricing of certain products, generally for the period of 2005 through the dates of the subpoenas.

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

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of March 31, 2018 and June 30, 2017, the Company’s best estimate of the liability for potential overcharges was approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

AWP Litigation

The Company and some of our competitors have been named as defendants in two lawsuits filed in 2016 alleging that the Company and a number of other generic pharmaceutical manufacturers caused the Average Wholesale Prices (AWPs) of our and their products to be inflated, thereby injuring government programs, entities and persons who reimbursed prescription drugs based on AWPs.  The Company stopped using AWP as a basis for establishing prices in or around 2002 and the bulk of prescription drugs manufactured by the Company was sold under private label.  The first lawsuit, filed in the United States District Court for the Eastern of Pennsylvania, was dismissed on September 25, 2017 (the “Federal Action”).  The second lawsuit, pending in the Philadelphia (Pennsylvania) County Court of Common Pleas, remains stayed.  The Company disputes these allegations and does not believe that the ultimate resolution of these lawsuits will have a significant impact on our financial position, results of operations or cash flows.

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

In addition to the lawsuits brought by private plaintiffs, the Attorneys General of 45 states, the District of Columbia and Puerto Rico have filed parens patriae lawsuits alleging price-fixing conspiracies by various generic pharmaceutical manufacturers.  The JPML has consolidated the suits by the state Attorneys General in the Eastern District of Pennsylvania as part of the multidistrict litigation. The original lawsuits did not name the Company, but the state Attorneys General on October 31, 2017 filed a motion with the District Court for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, although the state Attorneys General allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  All of the existing and proposed defendants, including the Company, have opposed the motion of the state Attorneys General.  The motion is pending.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its officers claiming that the Company damaged the purported class by including in its securities filings false and misleading statements regarding the Company’s drug pricing methodologies and internal controls.  A first amended complaint was filed in May 2017, and the Company filed a motion to dismiss the amended complaint in September 2017.  In December 2017, counsel for the putative class filed a second amended complaint, and the Court denied as moot the Company’s motion to dismiss the first amended complaint.  The Company filed a motion to dismiss the second amended complaint in February 2018.  The Company cannot reasonably predict the outcome of the suit at this time.

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

A trial was conducted in September 2016.  The Court issued its decision on March 29, 2017, finding that Lannett did not prove that the patents at issue are invalid.  The Company has appealed the decision. All briefing to the appellate court has been submitted, and oral argument before the appellate court was conducted on April 5, 2018. A final decision of the appellate court is expected in 2018.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2018 and the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2018	$437
2019	1,835
2020	1,855
2021	1,406
2022	1,080
Thereafter	5,238
Total	$11,851

Other Commitment

During the third quarter of Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans for the purpose of expansion and other business needs.  The decision to provide any portion of the revolving loan is at the Company’s sole discretion.  At any time after the outstanding revolving loan balance is equal to or greater than $7.5 million, the Company has the option to convert the first $7.5 million into a 50% ownership interest in the entity.  As of March 31, 2018, $10.9 million was outstanding under the revolving loan. The board of the entity is comprised of five members, two of which are employees of the Company.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2018 and 2017:

(In thousands)	March 31, 2018	March 31, 2017
Foreign Currency Translation
Beginning Balance, June 30	$(222)	$(295)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(228)	114
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(228)	114
Ending Balance, March 31	(450)	(181)
Total Accumulated Other Comprehensive Loss	$(450)	$(181)

Note 15.  Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) attributable to Lannett Company, Inc. by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options, a warrant and treats unvested restricted stock and performance-based shares as if they were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of including such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings (loss) per common share was as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2018	2017

Net income attributable to Lannett Company, Inc.	$12,770	$14,929

Basic weighted average common shares outstanding	37,136,945	36,849,208
Effect of potentially dilutive stock options, warrants and restricted stock awards	1,150,060	903,096
Diluted weighted average common shares outstanding	38,287,005	37,752,304

Earnings per common share attributable to Lannett Company, Inc.:
Basic	$0.34	$0.41
Diluted	$0.33	$0.40

	Nine Months Ended March 31,
(In thousands, except share and per share data)	2018	2017

Net income (loss) attributable to Lannett Company, Inc.	$40,049	$(6,307)

Basic weighted average common shares outstanding	37,064,781	36,785,829
Effect of potentially dilutive stock options, warrants and restricted stock awards	1,047,412	—
Diluted weighted average common shares outstanding	38,112,193	36,785,829

Earnings (loss) per common share attributable to Lannett Company, Inc.:
Basic	$1.08	$(0.17)
Diluted	$1.05	$(0.17)

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017 was 3.0 million.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2018 and 2017 was 3.0 million and 4.4 million, respectively.

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

Note 17.  Share-Based Compensation

At March 31, 2018, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 1.5 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of March 31, 2018, there was $10.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2018 and 2017:

	Nine Months Ended
	March 31, 2018	March 31, 2017
Risk-free interest rate	2.12%	1.1%
Expected volatility	57.6%	55.6%
Expected dividend yield	—%	—%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.4 years	5.2 years
Weighted average fair value	$11.25	$15.33

Expected volatility is based on the historical volatility of the price of our common shares during the historical period equal to the expected term of the option.  The Company uses historical information to estimate the expected term, which represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the period equal to the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The forfeiture rate assumption is the estimated annual rate at which unvested awards are expected to be forfeited during the vesting period.  This assumption is based on our actual forfeiture rate on historical awards.  Periodically, management will assess whether it is necessary to adjust the estimated rate to reflect changes in actual forfeitures or changes in expectations.  Additionally, the expected dividend yield is equal to zero, as the Company has not historically issued and has no immediate plans to issue a dividend.

A stock option roll-forward as of March 31, 2018 and changes during the nine months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at June 30, 2017	1,475	$18.02	$12,212	5.7
Granted	50	$21.43
Exercised	(404)	$7.13	$3,897
Forfeited, expired or repurchased	(20)	$32.31
Outstanding at March 31, 2018	1,101	$21.93	$4,205	5.6

Vested and expected to vest at March 31, 2018	1,096	$21.92	$4,205	5.6
Exercisable at March 31, 2018	1,044	$21.60	$4,205	5.4

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 5.6% and 6.5% for the nine months ended March 31, 2018 and 2017, respectively.

A summary of restricted stock awards as of March 31, 2018 and changes during the nine months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2017	334	$30.71
Granted	588	$18.24
Vested	(177)	$31.30	$3,901
Forfeited	(57)	$21.70
Non-vested at March 31, 2018	688	$20.63

Performance-Based Shares

On September 22, 2017, the Company approved and granted performance-based awards to certain key executives.  The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of March 31, 2018 and changes during the nine months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2017	—	$—
Granted	47	$25.58
Vested	(21)	$25.58	$500
Forfeited	—	$—
Non-vested at March 31, 2018	26	$25.58

In connection with the termination of the employment of Arthur P. Bedrosian, the Company’s former Chief Executive Officer, the Company entered into a separation agreement pursuant to which he received certain benefits including, among others, accelerated vesting of his outstanding equity awards.

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the nine months ended March 31, 2018 and 2017, 46 thousand shares and 43 thousand shares were issued under the ESPP, respectively.  As of March 31, 2018, 588 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Selling, general and administrative expenses	$1,638	$1,345	$5,350	$4,568
Research and development expenses	149	175	477	500
Cost of sales	478	269	1,191	894
Total	$2,265	$1,789	$7,018	$5,962

Tax benefit at statutory rate	$668	$653	$2,070	$2,176

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2018 and 2017 were $675 thousand and $527 thousand, respectively.  Contributions to the Plan during the nine months ended March 31, 2018 and 2017 were $1.7 million and $1.6 million, respectively.

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

The federal, state and local income tax benefit for the three months ended March 31, 2018 was $2.3 million compared to income tax expense of $7.3 million for the three months ended March 31, 2017.  The effective tax rates for the three months ended March 31, 2018 and 2017 were (21.7)% and 33.0%, respectively.  The federal, state and local income tax expense for the nine months ended March 31, 2018 was $23.3 million compared to income tax benefit of $2.0 million for the nine months ended March 31, 2017.  The effective tax rates were 36.8% and 24.2%, respectively.

The effective tax rate for the nine months ended March 31, 2018 was higher compared to the same prior-year period primarily due to 2017 Tax Reform which was signed into law on December 22, 2017.  Among numerous provisions included in the new law was the reduction of the statutory corporate federal income tax rate from 35% to 21%.  In the second quarter of Fiscal 2018, the Company applied the newly enacted corporate federal income tax rate of 21% resulting in an approximately $11.1 million revaluation of the Company’s net long term deferred tax assets which are expected to reverse in future periods.  During the third quarter of Fiscal 2018, the Company revised its provisional calculation for timing items related to the filing of its Fiscal 2017 tax return.  As a result, the Company reduced the previously recorded revaluation amount to $8.1 million in the third quarter of Fiscal 2018.  The increase in the effective tax rate as a result of the revaluation was partially offset by a lower blended federal statutory tax rate of approximately 28.0% as compared to 35.0% in the same prior-year period.  This resulted in an approximately $4.6 million income tax benefit for the nine months ended March 31, 2018.

The effective tax rate for the three months ended March 31, 2018 was lower compared to the same prior-year period primarily due to the impact for timing items related to the filing of the Company’s Fiscal 2017 tax return discussed above.  The lower blended federal statutory tax rate of approximately 28.0% due to 2017 Tax Reform also contributed to a lower effective tax rate.  This resulted in an approximately $763 thousand income tax benefit for the three months ended March 31, 2018.

Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the 2017 Tax Reform will have a favorable impact on future U.S. tax expense and operating cash flows.  The Company initially recorded the impact of 2017 Tax Reform in the second quarter of Fiscal 2018, inclusive of provisional amounts based on reasonable estimates.  However, the final impact of 2017 Tax Reform may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result of 2017 Tax Reform.  Adjustments, if any, will be made in accordance with SAB 118.

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

As of March 31, 2018 and June 30, 2017, the Company has total unrecognized tax benefits of $1.7 million and $5.9 million, respectively.  The decrease was primarily the result of an expiration in the statute of limitations related to several state-related unrecognized tax benefits.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2018 in the statement of operations and no cumulative interest and penalties have been recorded in the Company’s statement of financial position as of March 31, 2018 and June 30, 2017.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2014 and prior generally are no longer subject to review as such years generally are closed.  The Company’s Fiscal Year 2016 federal return is currently under examination by the Internal Revenue Service (“IRS”).  The Company cannot reasonably predict the outcome of the examination at this time.

Note 20.  Related Party Transactions

The Company had sales of $962 thousand and $823 thousand during the three months ended March 31, 2018 and 2017, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”).  Sales to Auburn for the nine months ended March 31, 2018 and 2017 were $3.0 million and $2.8 million, respectively.  Jeffrey Farber, Chairman of the Board, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $583 thousand and $751 thousand at March 31, 2018 and June 30, 2017, respectively.

The Company also had sales of $406 thousand and $617 thousand during the three months ended March 31, 2018 and 2017, respectively, to a generic distributor, KeySource.  Sales to KeySource for the nine months ended March 31, 2018 and 2017 were $1.4 million and $946 thousand, respectively.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $340 thousand and $606 thousand as of March 31, 2018 and June 30, 2017, respectively.

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

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 37% and 33% of the Company’s inventory purchases in the three months ended March 31, 2018 and 2017, respectively.  Purchases of finished goods inventory from JSP accounted for 36% and 37% of the Company’s inventory purchases in the nine months ended March 31, 2018 and 2017, respectively.

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

During the renewal term of the JSP Distribution Agreement, the Company is required to use commercially reasonable efforts to purchase minimum dollar quantities of JSP products.  There is no guarantee that the Company will be able to meet the minimum purchase requirements.  If the Company does not meet the minimum purchase requirements, JSP’s sole remedy is to terminate the JSP Distribution Agreement.

Note 22.  Subsequent Events

On May 4, 2018, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and between the Company and a subsidiary of Endo International plc (“Endo”), pursuant to which the Company acquired a portfolio of 23 U.S. FDA-approved ANDAs, one ANDA that is pending FDA approval, and manufacturing and other information related to the products (the “Assets”).  The purchase of the Assets closed simultaneously with the execution of the Asset Purchase Agreement.  Pursuant to the Asset Purchase Agreement, the purchase price for the Assets was $12 million, $10 million of which was paid in cash at closing, $1 million of which is due within five days after the filing of transfer of ownership letters with the FDA for the ANDAs and $1 million of which is due within five days after the Company first supplies or distributes any products relating to any of the purchased ANDAs to a third party.

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

2016 Restructuring Plan

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $19.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $10.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closures costs and other actions.

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

Financial Summary

For the third quarter of Fiscal Year 2018, net sales increased to $174.4 million compared to $165.7 million in the same prior-year period.  Total net sales increased to $174.4 million compared to $161.7 million in the prior-year period, which included a $4.0 million settlement agreement adjustment.  Gross profit decreased to $67.1 million compared to $72.4 million in the prior-year period and gross profit percentage decreased to 38% compared to 45% in the prior-year period.  Excluding the impact of the settlement agreement adjustment, gross profit as a percentage of net sales decreased to 38% from 46% in the prior-year period.  R&D expenses decreased 67% to $2.7 million compared to $8.3 million in the third quarter of Fiscal Year 2017 while SG&A expenses decreased 20% to $14.1 million from $17.6 million in the prior-year period.  Acquisition and integration-related expenses were $1.3 million in the prior-year period.  Restructuring expenses decreased to $1.4 million from $1.6 million in the prior-year period.  Operating income for the third quarter of Fiscal Year 2018 was $33.3 million, which included a $15.5 million loss on sale of an intangible asset, compared to $43.6 million in the third quarter of Fiscal Year 2017.  Net income attributable to the Company for the third quarter of Fiscal Year 2018 was $12.8 million, or $0.33 per diluted share compared to $14.9 million, or $0.40 per diluted share in the third quarter of Fiscal Year 2017.

For the first nine months of Fiscal 2018, net sales increased to $513.7 million compared to $498.2 million in the same prior-year period.  Total net sales increased to $513.7 million compared to $494.2 million in the prior-year period, which included a $4.0 million settlement agreement adjustment.  Gross profit decreased $20.2 million to $222.2 million, compared to $242.3 million in the prior-year period and gross profit percentage decreased to 43% compared to 49% in the prior-year period.  Excluding the impact of the settlement agreement adjustment, gross profit as a percentage of net sales decreased to 43% from 49% in the prior-year period.  R&D expenses decreased 32% to $20.9 million compared to $30.7 million in the first nine months of Fiscal 2018 while SG&A expenses increased 8% to $61.6 million from $57.0 million in the prior-year period.  Acquisition and integration-related expenses decreased to $83 thousand from $3.7 million in the prior-year period.  Restructuring expenses decreased to $3.0 million from $5.3 million in the prior-year period.  Operating income for the first nine months of Fiscal 2018, which included a $15.5 million loss on sale of an intangible asset, was $121.1 million compared to $57.6 million in the prior-year period, which included an $88.1 million intangible assets impairment charge.  Net income attributable to the Company for the first nine months of Fiscal 2018 was $40.0 million, or $1.05 per diluted share compared to net loss attributable to the Company of $6.3 million, or $0.17 per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended March 31, 2018 compared with the three months ended March 31, 2017

Total net sales increased to $174.4 million compared to $161.7 million in the prior-year period, which included a $4.0 million reduction for a settlement agreement adjustment.

Net sales increased 5% to $174.4 million for the three months ended March 31, 2018.  The following table identifies the Company’s net product sales by medical indication for the three months ended March 31, 2018 and 2017:

(In thousands)	Three Months Ended March 31,
Medical Indication	2018	2017
Antibiotic	$3,801	$4,474
Anti-Psychosis	9,336	14,433
Cardiovascular	18,514	14,815
Central Nervous System	8,395	11,124
Gallstone	3,828	11,157
Gastrointestinal	16,562	19,441
Glaucoma	875	4,868
Migraine	12,888	7,043
Muscle Relaxant	3,299	3,673
Pain Management	6,594	6,085
Respiratory	2,324	4,256
Thyroid Deficiency	69,975	44,999
Urinary	33	2,619
Other	12,376	14,555
Contract manufacturing revenue	5,586	2,178
Net sales	174,386	165,720
Settlement agreement	—	(4,000)
Total net sales	$174,386	$161,720

The increase in net sales was driven by increased volumes of $25.1 million, partially offset by decreased average selling price of products of $16.4 million.  Volumes were favorably impacted due to a temporary disruption of our competitor’s supplies in the Thyroid Deficiency and Migraine medical indications as well as additional sales in the Cardiovascular medical indication related to a distribution agreement entered into during the second quarter of Fiscal 2018.  Average selling prices were impacted by competitive pricing pressure across a number of products, product mix and changes within distribution channels.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $9.7 million during the three months ended March 31, 2018, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	—%	(15)%
Anti-Psychosis	(29)%	(6)%
Cardiovascular	88%	(63)%
Central Nervous System	(14)%	(11)%
Gallstone	(22)%	(44)%
Gastrointestinal	(2)%	(13)%
Glaucoma	(51)%	(31)%
Migraine	63%	20%
Muscle Relaxant	10%	(20)%
Pain Management	12%	(4)%
Respiratory	(34)%	(11)%
Thyroid Deficiency	36%	20%
Urinary	(36)%	(63)%

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

Pain Management. Cocaine Topical Solution (“C-Topical”)

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product.  This approval affects the Company’s right to market and sell its unapproved Grandfathered C-Topical product.  According to FDA guidance, the FDA typically allows the marketing of unapproved products for up to one year following the approval of an NDA for the product.  Subsequently, the Company would not be permitted to market and sell its unapproved C-Topical product.  For the three and nine month periods ended March 31, 2018, the Company’s net sales of C-Topical were $6.1 million and $15.9 million, respectively.

The competitor’s Cocaine Hydrochloride topical product first appeared in FDA’s Orange Book in January 2018, and the Orange Book listing was updated in February 2018 to include New Chemical Entity (NCE) exclusivity.  Under the Federal Food Drug and Cosmetic Act, the grant of NCE exclusivity provides that additional applications for approval of the same product under Section 505(b)(2) may not be submitted to the FDA for approval before the expiration of five years from the date of the approval of the first application.  Because the Company submitted its application for approval prior to the date of approval of the competitor’s Cocaine Hydrochloride topical application, the Company does not believe the NCE exclusivity will apply to the Company’s application.  The FDA continues to review the Company’s application although the Company cannot say for certain when or if the application will be approved.

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

Gastrointestinal. Polyethylene Glycol 3350 (“Glycolax”)

On April 2, 2018, the FDA issued a Federal Register notice indicating that it was affirming a preliminary summary judgment decision that the FDA issued in 2014, denying a hearing, and withdrawing all ANDAs for Glycolax, which includes the Company’s ANDA for its Glycolax product.  The FDA’s decision is based on the FDA finding that there are no meaningful differences between Rx PEG 3350 products and OTC PEG 3350 products and, therefore, that the Rx products are misbranded.  The FDA ordered the Company’s ANDA withdrawn effective May 2, 2018, after which the Company would no longer be permitted to market or sell its Glycolax product.  The Company disputes that there are no meaningful differences and disputes that summary judgment was appropriate in light of the factual issues raised by the ANDA holders.  On April 9, 2018, the Company, along with three other Glycolax ANDA holders, filed a request for a stay of the FDA order pending appeal of the decision to the DC Circuit Court of Appeals.  On April 16, 2018, the FDA granted a stay of its order withdrawing the Company’s ANDA through November 2, 2018, after which the Company will no longer be permitted to market or sell its Glycolax product.  The Company plans to file an appeal of the FDA decision and will seek to have the appeal decided prior to the November 2, 2018 withdrawal date.  For the three and nine month periods ended March 31, 2018, the Company’s net sales of Glycolax were $4.4 million and $11.7 million, respectively.  At this time, the Company is unable to determine the outcome of this matter and cannot predict when or if the Company’s product will be removed from the market.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended March 31:

(In thousands) Customer Distribution Channel	March 31, 2018	March 31, 2017
Wholesaler/Distributor	$130,268	$131,242
Retail Chain	29,785	20,484
Mail-Order Pharmacy	8,747	11,816
Contract manufacturing revenue	5,586	2,178
Net sales	174,386	165,720
Settlement agreement	—	(4,000)
Total net sales	$174,386	$161,720

Net sales to retail chains increased significantly primarily as a result of additional sales of a product in the Cardiovascular medical indication related to a distribution agreement entered into with Aralez Pharmaceuticals (“Aralez”) in November 2017.  In addition, the Company’s sales to retail chains continued to benefit from a customer that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain during the second quarter of Fiscal 2018.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles, for the third quarter of Fiscal 2018 increased 20% to $107.3 million from $89.3 million in the same prior-year period.  The increase was primarily attributable to higher sales as well as changes in our product sales mix and increased product royalties.  Product royalties expense included in cost of sales totaled $8.7 million for the third quarter of Fiscal Year 2018 and $4.7 million for the third quarter of Fiscal Year 2017.  Amortization expense included in cost of sales totaled $8.3 million for the third quarter of Fiscal Year 2018 compared to $7.7 million for the third quarter of Fiscal Year 2017.

Gross Profit.  Gross profit for the third quarter of Fiscal 2018 decreased 7% to $67.1 million or 38% of total net sales.  In comparison, gross profit for the third quarter of Fiscal 2017 was $72.4 million or 45% of total net sales.  The decrease in gross profit percentage was primarily attributable to price decreases of certain key products as well as an increase in product royalties related to distribution agreements that were entered into during the third quarter of Fiscal 2018.

Research and Development Expenses.  Research and development expenses for the third quarter decreased 67% to $2.7 million in Fiscal 2018 from $8.3 million in Fiscal 2017.  The decrease was primarily driven by a cancelled order for pre-launch inventory purchased in Fiscal 2017, and to a lesser extent, lower product development expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 20% to $14.1 million in the third quarter of Fiscal 2018 compared with $17.6 million in Fiscal 2017.  The decrease was primarily driven by lower incentive compensation-related costs in the third quarter of Fiscal 2018.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $1.3 million as compared to the prior-year period.  The decrease was due to the timing of the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses decreased $147 thousand to $1.4 million for the third quarter of Fiscal Year 2018 compared to the prior-year period primarily due to higher employee separation costs incurred in connection with the 2016 Restructuring Program during the three months ended March 31, 2017.

Loss on sale of intangible asset.  In the third quarter of Fiscal 2018, the Company sold an intangible asset acquired as part of the KUPI acquisition.  In connection with the transaction, the Company recorded a $15.5 million loss on sale of intangible asset.

Other Income (Loss).  Interest expense for the three months ended March 31, 2018 totaled $22.8 million compared to $22.4 million for the three months ended March 31, 2017.  The weighted average interest rate for the third quarter of Fiscal 2018 and 2017 was 9.7% and 8.3%, respectively.  Investment income totaled $719 thousand in the third quarter of Fiscal 2018 compared with $1.0 million in the third quarter of Fiscal 2017.

Income Tax.  The Company recorded income tax benefit in the third quarter of Fiscal 2018 of $2.3 million compared to income tax expense of $7.3 million in the third quarter of Fiscal 2017.  The effective tax rate for the three months ended March 31, 2018 was (21.7)%, compared to 33.0% for the three months ended March 31, 2017.  The effective tax rate for the three months ended March 31, 2018 was lower compared to the same prior-year period primarily due to the impact for timing items related to the filing of the Company’s Fiscal 2017 tax return.  The lower blended federal statutory tax rate of approximately 28.0% as compared to 35.0% in the same prior-year period due to 2017 Tax Reform also contributed to a lower effective tax rate.  This resulted in an approximately $763 thousand income tax benefit for the three months ended March 31, 2018.  Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the 2017 Tax Reform will have a favorable impact on future U.S. tax expense and operating cash flows.

Net Income.  For the three months ended March 31, 2018, the Company reported net income attributable to Lannett Company, Inc. of $12.8 million, or $0.33 per diluted share.  Comparatively, net income attributable to Lannett Company, Inc. in the corresponding prior-year period was $14.9 million, or $0.40 per diluted share.

Results of Operations - Nine months ended March 31, 2018 compared with the nine months ended March 31, 2017

Total net sales increased to $513.7 million compared to $494.2 million in the prior-year period, which included a $4.0 million reduction for a Settlement Agreement adjustment.

Net sales increased 3% to $513.7 million for the nine months ended March 31, 2018.  The following table identifies the Company’s net product sales by medical indication for the nine months ended March 31, 2018 and 2017:

(In thousands)	Nine Months Ended March 31,
Medical Indication	2018	2017
Antibiotic	$10,701	$13,047
Anti-Psychosis	47,127	47,119
Cardiovascular	39,955	39,484
Central Nervous System	24,137	32,028
Gallstone	15,674	37,465
Gastrointestinal	46,171	56,470
Glaucoma	5,706	15,962
Migraine	43,387	22,066
Muscle Relaxant	10,309	10,208
Pain Management	18,483	20,132
Respiratory	6,200	9,426
Thyroid Deficiency	185,983	130,267
Urinary	5,870	12,413
Other	38,178	36,870
Contract manufacturing revenue	15,771	15,266
Net sales	513,652	498,223
Settlement agreement	—	(4,000)
Total net sales	$513,652	$494,223

The increase in net sales was driven by increased volumes of $72.3 million, partially offset by decreased average selling price of products as well as price decreases in several key products of $56.9 million.  Volumes were favorably impacted due to a temporary disruption of our competitor’s supplies in the Thyroid Deficiency and Migraine medical indications as well as additional sales in the Cardiovascular medical indication related to a distribution agreement entered into during the second quarter of Fiscal 2018.  Average selling prices were impacted by competitive pricing pressure across a number of products, product mix and changes within distribution channels.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.  The level of competition in the marketplace is constantly changing and the Company cannot predict with certainty that these trends will continue.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $22.2 million during the nine months ended March 31, 2018, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	(4)%	(14)%
Anti-Psychosis	(6)%	6%
Cardiovascular	54%	(53)%
Central Nervous System	(12)%	(13)%
Gallstone	(21)%	(37)%
Gastrointestinal	5%	(23)%
Glaucoma	(20)%	(44)%
Migraine	97%	—%
Muscle Relaxant	64%	(63)%
Pain Management	(6)%	(2)%
Respiratory	(14)%	(20)%
Thyroid Deficiency	29%	14%
Urinary	(9)%	(44)%

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the nine months ended March 31, 2018 and 2017:

(In thousands) Customer Distribution Channel	March 31, 2018	March 31, 2017
Wholesaler/Distributor	$377,833	$385,751
Retail Chain	88,786	60,035
Mail-Order Pharmacy	31,262	37,171
Contract manufacturing revenue	15,771	15,266
Net sales	513,652	498,223
Settlement agreement	—	(4,000)
Total net sales	$513,652	$494,223

Net sales to retail chains increased significantly as a result of additional sales to a customer that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain, and to a lesser extent, additional sales of a product in the Cardiovascular medical indication related to a distribution agreement entered into with Aralez Pharmaceuticals (“Aralez”) in November 2017.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first nine months of Fiscal 2018 increased 16% to $291.5 million from $251.9 million in the same prior-year period.  The increase was primarily attributable to higher sales as well as changes in our product sales mix and increased product royalties.  Product royalties expense included in cost of sales totaled $22.7 million for the first nine months of Fiscal Year 2018 and $14.6 million for the first nine months of Fiscal Year 2017.  Amortization expense included in cost of sales totaled $24.0 million for the first nine months of Fiscal Year 2018 and $24.4 million for the first nine months of Fiscal Year 2017.

Gross Profit.  Gross profit for the first nine months of Fiscal 2018 decreased 8% to $222.2 million or 43% of total net sales.  In comparison, gross profit for the first nine months of Fiscal 2017 was $242.3 million or 49% of total net sales.  The decrease in gross profit percentage was primarily attributable to lower average selling prices of certain key products as well as additional product royalties related to distribution agreements that were entered into during the third quarter of Fiscal 2018.

Research and Development Expenses.  Research and development expenses for the first nine months decreased 32% to $20.9 million in Fiscal 2018 from $30.7 million in Fiscal 2017.  The decrease was primarily due to lower product development expenses as well as decreased spend related to the C-Topical clinical trials.  Research and development expenses for the first nine months also decreased due to a cancelled order for pre-launch inventory purchased in Fiscal 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 8% to $61.6 million in the first nine months of Fiscal 2018 compared with $57.0 million in Fiscal 2017.  The increase was primarily driven by approximately $3.4 million related to separation benefits for the former chief executive officer.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Acquisition and Integration-related Expenses.  Acquisition and integration-related expenses decreased $3.6 million compared to the prior-year period.  The decrease was due to the timing of the acquisition of KUPI.

Restructuring Expenses.  Restructuring expenses decreased $2.3 million compared to the prior-year period primarily due to higher employee separation costs incurred in connection with the 2016 Restructuring Program during the nine months ended March 31, 2017.

Loss on sale of intangible asset.  In the third quarter of Fiscal 2018, the Company sold an intangible asset acquired as part of the KUPI acquisition.  In connection with the transaction, the Company recorded a $15.5 million loss on sale of intangible asset.

Other Income (Loss).  Interest expense in the first nine months of Fiscal 2018 totaled $64.4 million compared to $68.7 million in Fiscal 2017.  The weighted average interest rate for the first nine months of Fiscal 2018 and 2017 was 8.8% and 7.9%, respectively.  Investment income in the first nine months of Fiscal 2018 totaled $4.2 million compared with investment income of $3.1 million in Fiscal 2017.

Income Tax.  The Company recorded income tax expense in the first nine months of Fiscal 2018 of $23.3 million compared to an income tax benefit of $2.0 million in the first nine months of Fiscal 2017.  The effective tax rate for the nine months ended March 31, 2018 was 36.8% compared to 24.2% for the nine months ended March 31, 2017.  The effective tax rate for the nine months ended March 31, 2018 was higher compared to the same prior-year period primarily due to 2017 Tax Reform.  Among numerous provisions included in the new law was the reduction of the statutory corporate federal income tax rate from 35% to 21%.  The Company applied the newly enacted corporate federal income tax rate of 21% resulting in an approximately $8.1 million revaluation of the Company’s net long term deferred tax assets.  The increase in the effective tax rate as a result of the revaluation was partially offset by a lower blended federal statutory tax rate of approximately 28.0% as compared to 35.0% in the same prior-year period.  This resulted in an approximately $4.6 million income tax benefit for the nine months ended March 31, 2018.

Net Income (Loss).  For the nine months ended March 31, 2018, the Company reported net income attributable to Lannett Company, Inc. of $40.0 million, or $1.05 per diluted share.  Comparatively, net loss attributable to Lannett Company, Inc. in the corresponding prior-year period was $6.3 million, or $0.17 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2018, working capital was $318.1 million as compared to $302.6 million at June 30, 2017, an increase of $15.5 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $103.4 million for the nine months ended March 31, 2018 reflected net income of $40.0 million, adjustments for non-cash items of $112.1 million, as well as cash used by changes in operating assets and liabilities of $48.7 million.  In comparison, net cash provided by operating activities of $120.5 million for the nine months ended March 31, 2017 reflected net loss of $6.3 million, adjustments for non-cash items of $143.0 million, as well as cash used by changes in operating assets and liabilities of $16.2 million.

Significant changes in operating assets and liabilities from June 30, 2017 to March 31, 2018 were comprised of:

•                  An increase in accounts receivable of $34.7 million mainly due to increased sales as well as the timing of collections during the quarter ended March 31, 2018 compared to the quarter ended June 30, 2017.  The Company’s days sales outstanding (“DSO”) at March 31, 2018, based on gross sales for the nine months ended March 31, 2018 and gross accounts receivable at March 31, 2018 was 78 days.  The level of DSO at March 31, 2018 was comparable to the Company’s expectations that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  An increase in other assets totaling $8.0 million primarily due to prepaid inventory in connection with a distribution agreement entered into during the second quarter of Fiscal 2018.

•                  An increase in inventories totaling $10.7 million primarily due to the timing of customer order fulfillment.

•                  An increase in accrued payroll and payroll-related costs of $4.5 million primarily due to the timing of payroll payments as well as approximately $2.6 million related to severance benefits for the former chief executive officer.

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

Net cash used in investing activities of $36.9 million for the nine months ended March 31, 2018 is mainly the result of purchases of investment securities of $62.6 million, purchases of property, plant and equipment of $41.1 million, loan advances to a variable interest entity of $10.0 million and the purchases of intangible assets of $7.0 million, partially offset by proceeds from the sale of investment securities of $83.8 million.

Net cash used in investing activities of $38.0 million for the nine months ended March 31, 2017 is mainly the result of purchases of investment securities of $50.5 million and purchases of property, plant and equipment of $32.1 million, partially offset by proceeds from the sale of investment securities of $44.6 million.

Net cash used in financing activities of $70.0 million for the nine months ended March 31, 2018 was primarily due to debt repayments of $69.0 million and purchases of treasury stock totaling $4.6 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $3.6 million.  Net cash used in financing activities of $175.3 million for the nine months ended March 31, 2017 was primarily due to debt repayments of $139.9 million, payment of contingent consideration to UCB of $35.0 million, purchases of treasury stock totaling $1.8 million and purchase of the noncontrolling interest in Realty of $1.5 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $2.2 million and excess tax benefits on share-based compensation awards of $725 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter into future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of March 31, 2018 are as follows:

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

Cody Expansion

In January 2017, the Company announced a $50 million expansion plan in conjunction with Forward Cody to expand operations in Cody, WY.  In the third quarter of Fiscal 2018, the Company reviewed and recalibrated the timing of various investments related to its growth strategy.  As part of the Company’s initiatives to focus on nearer-term opportunities to grow the business, the Company has decided to temporarily suspend the Cody Expansion project.

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

When revenue is recognized, a simultaneous adjustment to gross sales is made for chargebacks, rebates, returns, promotional adjustments and other potential adjustments.  These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers and other factors known to management at the time of accrual.  Accruals for provisions are presented in the Consolidated Financial Statements as a reduction to gross sales with the corresponding reserve presented as a reduction of accounts receivable or included as rebates payable.  The reserves presented as a reduction of accounts receivable totaled $218.5 million and $175.8 million at March 31, 2018 and June 30, 2017, respectively.  Rebates payable at March 31, 2018 and June 30, 2017 were $41.3 million and $44.6 million, respectively, for certain rebate programs, primarily related to Medicare Part D, Medicaid and certain sales allowances and other adjustments paid to indirect customers.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the nine months ended March 31, 2018 and 2017:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2017	$79,537	$87,616	$42,135	$11,096	$220,384
Current period provision	797,964	228,100	21,661	52,329	1,100,054
Credits issued during the period	(764,055)	(239,665)	(16,543)	(40,399)	(1,060,662)
Balance at March 31, 2018	$113,446	$76,051	$47,253	$23,026	$259,776

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2016	$86,495	$54,084	$40,593	$16,851	$198,023
Measurement-period adjustments	—	8,329	5,955	—	14,284
Current period provision	663,962	218,922	21,361	41,953	946,198
Credits issued during the period	(650,069)	(201,511)	(25,622)	(46,416)	(923,618)
Balance at March 31, 2017	$100,388	$79,824	$42,287	$12,388	$234,887

For the three months ending March 31, 2018 and 2017, as a percentage of gross sales the provision for chargebacks was 54.3% and 48.9%, the provision for rebates was 12.1% and 15.0%, the provision for returns was 1.2% and 1.3%, and the provision for other adjustments was 4.0% and 2.5%, respectively.

For the nine months ending March 31, 2018 and 2017, as a percentage of gross sales the provision for chargebacks was 49.9% and 46.5%, the provision for rebates was 14.3% and 15.3%, the provision for returns was 1.4% and 1.5%, and the provision for other adjustments was 3.3% and 2.9%, respectively.

The increase in total reserves from June 30, 2017 to March 31, 2018 was mainly due to an increase in the chargebacks reserve, which was the result of a higher chargeback rate associated with the distributed product from Aralez.  The chargebacks reserve also increased due to higher inventory levels on-hand at the Company’s wholesaler customers in March 31, 2018 as compared to June 30, 2017.  In addition, a change in the Company’s billing practices required by one of our major wholesaler customers resulted in a shift from rebates to chargebacks with no significant change to the total reserve balance.  The activity in the “Other” category includes shelf-stock, shipping and other sales adjustments including prompt payment discounts.  The increase in this reserve category for the nine months ended March 31, 2018 as compared to the prior-year period was a result of sales adjustments related to the inability to fulfill certain customer orders.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount it would be separately disclosed.

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2017 for a description of our remaining Critical Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at March 31, 2018, each 1/8% increase in interest rates would yield $1.1 million of incremental annual interest expense.

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

Change in Internal Control Over Financial Reporting

During the third quarter of Fiscal 2017, the Company completed the carve-out of data and software systems supporting the operations of KUPI from the hosted environment of UCB.  The integration of the Company’s entities into a single consolidated system is planned in phases and is expected to be completed in Fiscal 2018.  As such, internal controls have and will continue to change in various functional areas within the Company.  However, management has taken steps to ensure that any changes to the design and implementation of internal controls continue to function appropriately.  There have been no other changes in Lannett’s internal control over financial reporting during the nine months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent enactment of State laws affecting the pricing of our products could have the effect of reducing our profitability.

Between 2016 and 2018, several state legislatures have enacted laws regulating the pricing of various types of pharmaceutical products, including generic pharmaceutical products.  These laws vary in applicability and scope, and generally require manufacturers to notify various state agencies of price increases over a given threshold for a given period of time and to include a justification for any price increases.  At least one state law (subsequently struck by the court) authorized the state attorney general to seek civil penalties and disgorgement in the event a price increase is deemed unconscionable.  To the extent these laws apply to our products, they could limit the prices which the company may to be to charge for its products and reduce the company’s profitability and could have a material adverse effect on our financial condition, results of operations and growth prospects.

Other manufacturers and distributors of pain management products have had complaints filed against and investigations commenced them, and if similar actions are taken against us it could reduce our revenue and future profitability.

During the past few years, a number of complaints have been filed with respect to sales and distribution of various types of pain management medications against various pharmaceutical companies (not including Lannett), by a number of cities, counties and states across the country alleging among other things that such companies failed to develop and implement systems sufficient to identify suspicious orders of such products and prevent the diversion of such products to individuals who used them for other than legitimate medical purposes.  The complaints generally contend that the defendants allegedly engaged in improper marketing of pain management products, and seek a variety of remedies, including restitution, civil penalties, disgorgement of profits, treble damages, attorneys’ fees and injunctive relief.  In addition, a number of State Attorneys General, including a coordinated multistate effort, have initiated investigations into sales and marketing practices of various pharmaceutical companies (not including Lannett) with respect to such pain management products.  If any similar investigations or claims are commenced against us, it could result in reputational harm and reduced market acceptance and demand for our products, could harm our ability to market our products in the future, could cause us to incur significant expense, could cause our senior management to be distracted from execution of our business strategy, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Guidelines and recommendations published by various organizations can reduce the use of our pain management products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our products.  In addition, professional societies, practice management groups, private health and science foundations and organizations from time to time may also publish guidelines or recommendations to the healthcare and patient communities.  Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies.  For example, the Centers for Disease Control and Prevention has issued guidelines about the use of pain management products for chronic pain, the FDA has issued an Opioid Action Plan and in 2017 President Trump signed an executive order establishing the President’s Commission on Combatting Drug Addiction.  Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our products, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

LANNETT COMPANY, INC.

Dated: May 8, 2018	By:	/s/ Timothy C. Crew
Timothy C. Crew
Chief Executive Officer

Dated: May 8, 2018	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance,
Chief Financial Officer and Treasurer

Dated: May 8, 2018	By:	/s/ G. Michael Landis
G. Michael Landis
Director of Finance and Principal Accounting Officer