Form 10-Q
period 2018-09-30
LANNETT CO INC
filed 2018-11-08
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date.

Class	Outstanding as of October 31, 2018
Common stock, par value $0.001 per share	38,952,752

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$150,327	$98,586
Accounts receivable, net	205,350	252,651
Inventories	145,915	141,635
Prepaid income taxes	1,690	15,159
Assets held for sale	13,245	13,976
Other current assets	7,859	4,863
Total current assets	524,386	526,870
Property, plant and equipment, net	195,880	233,247
Intangible assets, net	416,016	424,425
Goodwill	—	339,566
Deferred tax assets	99,761	22,063
Other assets	21,612	29,133
TOTAL ASSETS	$1,257,655	$1,575,304

LIABILITIES
Current liabilities:
Accounts payable	$48,558	$56,767
Accrued expenses	5,732	7,425
Accrued payroll and payroll-related expenses	10,009	7,819
Rebates payable	36,489	49,400
Royalties payable	5,878	5,955
Restructuring liability	6,911	6,706
Liabilities held for sale	2,010	—
Short-term borrowings and current portion of long-term debt	66,845	66,845
Total current liabilities	182,432	200,917
Long-term debt, net	760,127	772,425
Other liabilities	3,073	3,047
TOTAL LIABILITIES	945,632	976,389
Commitments and contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 38,665,268 and 38,256,839 shares issued; 37,734,758 and 37,380,517 shares outstanding at September 30, 2018 and June 30, 2018, respectively)	39	38
Additional paid-in capital	310,135	306,817
Retained earnings	16,653	306,464
Accumulated other comprehensive loss	(509)	(515)
Treasury stock (930,510 and 876,322 shares at September 30, 2018 and June 30, 2018, respectively)	(14,295)	(13,889)
Total stockholders’ equity	312,023	598,915
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,257,655	$1,575,304

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017

Net sales	$155,054	$154,961
Cost of sales	87,690	79,553
Amortization of intangibles	8,223	7,737
Gross profit	59,141	67,671
Operating expenses:
Research and development expenses	9,810	7,409
Selling, general and administrative expenses	20,588	19,038
Acquisition and integration-related expenses	—	18
Restructuring expenses	1,022	527
Asset impairment charges	369,499	—
Total operating expenses	400,919	26,992
Operating income (loss)	(341,778)	40,679
Other income (loss):
Investment income	379	1,164
Interest expense	(21,433)	(20,912)
Other	(296)	(251)
Total other loss	(21,350)	(19,999)
Income (loss) before income tax	(363,128)	20,680
Income tax expense (benefit)	(75,600)	7,423
Net income (loss)	$(287,528)	$13,257

Earnings (loss) per common share:
Basic	$(7.65)	$0.36
Diluted	$(7.65)	$0.35

Weighted average common shares outstanding:
Basic	37,586,327	36,992,064
Diluted	37,586,327	37,730,656

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2018	2017

Net income (loss)	$(287,528)	$13,257
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	6	1
Total other comprehensive income, before tax	6	1
Income tax related to items of other comprehensive income	—	—
Total other comprehensive income, net of tax	6	1
Comprehensive income (loss)	$(287,522)	$13,258

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock		Additional		Accumulated Other		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, June 30, 2018	38,257	$38	$306,817	$306,464	$(515)	$(13,889)	$598,915
Shares issued in connection with share-based compensation plans	408	1	283	—	—	—	284
Share-based compensation	—	—	3,035	—	—	—	3,035
Purchase of treasury stock	—	—	—	—	—	(406)	(406)
Other comprehensive income, net of tax	—	—	—	—	6	—	6
ASC 606 adjustment, net of tax	—	—	—	(2,283)	—	—	(2,283)
Net loss	—	—	—	(287,528)	—	—	(287,528)
Balance, September 30, 2018	38,665	$39	$310,135	$16,653	$(509)	$(14,295)	$312,023

	Common Stock		Additional		Accumulated Other		Total
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, June 30, 2017	37,528	$37	$292,780	$277,774	$(222)	$(9,247)	$561,122
Shares issued in connection with share-based compensation plans	144	1	313	—	—	—	314
Share-based compensation	—	—	2,189	—	—	—	2,189
Purchase of treasury stock	—	—	—	—	—	(612)	(612)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Net income	—	—	—	13,257	—	—	13,257
Balance, September 30, 2017	37,672	$38	$295,282	$291,031	$(221)	$(9,859)	$576,271

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$(287,528)	$13,257
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,802	13,778
Deferred income tax expense (benefit)	(77,698)	4,161
Share-based compensation	3,035	2,189
Asset impairment charges	369,499	—
Loss on sale of assets	37	234
Loss (Gain) on investment securities	—	(864)
Amortization of debt discount and other debt issuance costs	4,539	5,017
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	44,127	(39,260)
Inventories	(9,842)	(2,786)
Prepaid income taxes	14,386	3,261
Other assets	(2,149)	(6,262)
Rebates payable	(12,911)	2,743
Royalties payable	(77)	(535)
Restructuring liability	205	(933)
Accounts payable	(7,320)	2,009
Accrued expenses	(1,253)	543
Accrued payroll and payroll-related expenses	2,872	1,873
Net cash provided by (used in) operating activities	54,724	(1,575)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,802)	(12,053)
Proceeds from sale of property, plant and equipment	14,046	15
Proceeds from sale of outstanding loan to Variable Interest Entity (“VIE”)	5,600	—
Purchase of intangible asset	—	(2,038)
Proceeds from sale of investment securities	—	27,822
Purchase of investment securities	—	(23,840)
Net cash provided by (used in) investing activities	13,844	(10,094)
FINANCING ACTIVITIES:
Repayments of long-term debt	(16,711)	(13,310)
Proceeds from issuance of stock	284	314
Purchase of treasury stock	(406)	(612)
Net cash used in financing activities	(16,833)	(13,608)
Effect on cash and cash equivalents of changes in foreign exchange rates	6	1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	51,741	(25,276)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,586	117,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,327	$92,461
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of capitalized interest of $0 and $457 thousand for the three months ended September 30, 2018 and 2017, respectively)	$16,716	$15,714
Income taxes paid (refunded)	$(12,282)	$231
Credits issued pursuant to a Settlement Agreement	$—	$2,500

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  The Consolidated Balance Sheet as of June 30, 2018 was derived from audited financial statements.

Note 2.  The Business And Nature of Operations

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “Lannett”) primarily develop, manufacture, package, market and distribute solid oral and extended release (tablets and capsules), topical, nasal and oral solution finished dosage forms of drugs that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company. The Company also manufactures active pharmaceutical ingredients through its Cody Laboratories, Inc. (“Cody Labs”) subsidiary primarily for use in its finished dosage forms.  In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  See Note 22 “Assets Held for Sale” for more information.

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

Principles of consolidation

The Consolidated Financial Statements include the accounts of Lannett Company, Inc. and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

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

Investment securities

The Company’s investment securities consisted of publicly-traded equity securities which were classified as trading investments.  Investment securities were recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Realized and unrealized gains and losses are included in the Consolidated Statements of Operations under Other income (loss).  In May 2018, the Company liquidated the remainder of the investment securities portfolio.  As of September 30, 2018 and June 30, 2018, the Company does not own investment securities.

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

Valuation of Long-Lived Assets, including Intangible Assets other than Goodwill

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

Goodwill

Goodwill, which represented the excess of purchase price over the fair value of net assets acquired, was carried at cost.  Goodwill is tested for impairment on an annual basis on the first day of the fourth quarter of each fiscal year or more frequently if events or triggering events indicate that the asset might be impaired.  The Company utilizes a quantitative assessment to determine the fair value of our reporting unit (generic pharmaceuticals) based on market data as well as projected cash flows. If the carrying value of our reporting unit exceeds its fair value, the difference will be recorded as a goodwill impairment, not to exceed the carrying amount of goodwill.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value of goodwill can materially impact our results of operations.

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three months ended September 30, 2018 and 2017:

(In thousands)	Three Months Ended September 30,
Medical Indication	2018	2017
Antibiotic	$4,089	$3,349
Anti-Psychosis	10,889	14,991
Cardiovascular	21,770	11,306
Central Nervous System	7,197	8,818
Gallstone	2,214	6,564
Gastrointestinal	15,040	14,553
Glaucoma	548	2,668
Migraine	9,737	15,015
Muscle Relaxant	3,179	3,791
Pain Management	4,947	5,761
Respiratory	1,015	1,647
Thyroid Deficiency	53,878	47,214
Urinary	1,552	2,997
Other	14,338	12,696
Contract manufacturing revenue	4,661	3,591
Total	$155,054	$154,961

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended September 30:

(In thousands) Customer Distribution Channel	September 30, 2018	September 30, 2017
Wholesaler/Distributor	$116,354	$120,801
Retail Chain	25,041	18,768
Mail-Order Pharmacy	8,998	11,801
Contract manufacturing revenue	4,661	3,591
Total	$155,054	$154,961

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three months ended September 30, 2018 and 2017, for one of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	2018	2017

Product 1	35%	30%

The following table presents the percentage of total net sales, for the three months ended September 30, 2018 and 2017, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	2018	2017

Customer A	29%	27%
Customer B	18%	20%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 32% and 33% of the Company’s inventory purchases during the three months ended September 30, 2018 and 2017, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which superseded ASC Topic 605, Revenue Recognition.  Under ASC 606, the Company recognizes revenue when (or as) we satisfy our performance obligations by transferring a promised good or service to a customer at an amount that reflects the consideration the Company is expected to be entitled.  Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order.  Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied.  The new revenue standard impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time”.  However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position. The Company adopted ASC 606 using the modified retrospective method.  Refer to the “Recent Accounting Pronouncements” section of this footnote for further discussion of the impact of the adoption.

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

Rebates

Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. Additionally, as a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their FDA approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an abbreviated new drug application (“ANDA’).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were both approved by the FDA as 505(b)(2) NDAs, they are considered “brand” drugs for purposes of the PPACA. Drugs purchased within the Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates. The Company estimates the reserve for rebates and other promotional credit programs based on the specific terms in each agreement when revenue is recognized. The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease). However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

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

Other Adjustments

Other adjustments consist primarily of “price adjustments, also known as “shelf-stock adjustments” and “price protections,” which are both credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products.  In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction.  Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.  Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts and “failure-to-supply” adjustments.  If the Company is unable to fulfill certain customer orders, the customer can purchase products from our competitors at their prices and charge the Company for any difference in our contractually agreed upon prices.

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

Self-Insurance

Effective January 1, 2017, the Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of September 30, 2018 totaled $2.2 million and was not material to the financial position of the Company as of June 30, 2018.

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

On December 22, 2017, President Trump signed the Tax Cut and Jobs Act legislation (“2017 Tax Reform”) into law, which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions and international tax provisions.  Many of these provisions significantly differ from the then-current U.S. tax law, resulting in pervasive financial reporting implications.  As a result of the new law, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of 2017 Tax Reform.  SAB 118 requires registrants to report the tax effects of 2017 Tax Reform, inclusive of provisional amounts for which the accounting is incomplete but a reasonable estimate can be determined.  SAB 118 also allows for a measurement period of up to one year in cases where a registrant reports a provisional amount or is unable to reasonably estimate the impact of 2017 Tax Reform.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities consist of stock options, unvested restricted stock, performance-based shares and an outstanding warrant.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss), but excluded from income (loss) for all amounts are recorded directly as an adjustment to stockholders’ equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  Based on a review of the contracts representing a substantial portion of our revenues, which is primarily generated from product sales, the Company determined that the updated guidance does not have a material impact on our disclosures or the timing and recognition of our revenues.  Under the new standard, the Company will need to estimate certain amounts as variable consideration, specifically any “failure-to-supply” adjustments at the point of product sale in future periods.

The new revenue standard also impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time”.  However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position.

The cumulative impact of the adoption of ASC 606 resulted in a $2.3 million adjustment, net of tax, to opening retained earnings.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The standard was adopted on July 1, 2018 and did not have an impact on the Company’s consolidated financial statements.

Note 4.  Restructuring Charges

Cody Restructuring Program

On June 29, 2018, the Company announced a restructuring plan with respect to Cody Labs (the “Cody Restructuring Plan”).  The plan focuses on a more select set of opportunities which will result in streamlined operations, improved efficiencies and a reduced cost structure.  The Company currently estimates that it will incur approximately $5.0 million of total costs to implement the Cody Restructuring Plan, comprised primarily of approximately $3.5 million of severance and employee-related costs.

The expenses associated with the Cody Restructuring Plan included in restructuring expenses during the three months ended September 30, 2018 were as follows:

Three Months Ended
(In thousands)	September 30, 2018
Employee separation costs	$144
Facility closure costs	—
Total	$144

A reconciliation of the changes in restructuring liabilities associated with the Cody Restructuring Plan from June 30, 2018 through September 30, 2018 is set forth in the following table:

(In thousands)	Employee Separation Costs	Facility Closure Costs	Total
Balance at June 30, 2018	$3,092	$—	$3,092
Restructuring Charges	144	—	144
Payments	(313)	—	(313)
Balance at September 30, 2018	$2,923	—	$2,923

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $19.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $10.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closure costs and other actions. The 2016 Restructuring Program is expected to be completed by the end of Fiscal 2019.  The expenses associated with the restructuring program included in restructuring expenses during the three months ended September 30, 2018 and 2017 were as follows:

	Three	Three
	Months Ended	Months Ended
(In thousands)	September 30, 2018	September 30, 2017
Employee separation costs	$414	$(590)
Facility closure costs	464	1,117
Total	$878	$527

In the first quarter of Fiscal 2018, the Company decided to retain certain employees who were previously included in the 2016 Restructuring Program.  As a result, the Company reversed all previous charges incurred related to these employees.

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2018 through September 30, 2018 is set forth in the following table:

(In thousands)	Employee Separation Costs	Facility Closure Costs	Total
Balance at June 30, 2018	$3,614	$—	$3,614
Restructuring Charges (Credits)	414	464	878
Payments	(40)	(464)	(504)
Balance at September 30, 2018	$3,988	$—	$3,988

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at September 30, 2018 and June 30, 2018:

(In thousands)	September 30, 2018	June 30, 2018
Gross accounts receivable	$434,940	$503,175
Less Chargebacks reserve	(125,576)	(153,034)
Less Rebates reserve	(34,136)	(33,102)
Less Returns reserve	(44,361)	(43,059)
Less Other deductions	(24,300)	(20,021)
Less Allowance for doubtful accounts	(1,217)	(1,308)
Accounts receivable, net	$205,350	$252,651

For the three months ended September 30, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $277.9 million, $64.7 million, $7.3 million and $13.9 million, respectively.  For the three months ended September 30, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $254.7 million, $78.5 million, $10.4 million and $12.4 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the three months ended September 30, 2018 and 2017:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2018	$153,034	$82,502	$43,059	$20,021	$298,616
Adjustment related to adoption of ASC 606	—	—	—	3,536	3,536
Current period provision	277,949	64,749	7,347	13,889	363,934
Credits issued during the period	(305,407)	(76,626)	(6,045)	(13,146)	(401,224)
Balance at September 30, 2018	$125,576	$70,625	$44,361	$24,300	$264,862

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2017	$79,537	$87,616	$42,135	$11,096	$220,384
Current period provision	254,689	78,455	10,437	12,364	355,945
Credits issued during the period	(254,952)	(73,422)	(7,151)	(9,403)	(344,928)
Balance at September 30, 2017	$79,274	$92,649	$45,421	$14,057	$231,401

For the three months ending September 30, 2018 and 2017, as a percentage of gross sales the provision for chargebacks was 54.0% and 50.2%, the provision for rebates was 12.6% and 15.5%, the provision for returns was 1.4% and 2.1% and the provision for other adjustments was 2.7% and 2.4%, respectively.

On July 1, 2018, the Company adopted ASC 606 which resulted in a $3.2 million pre-tax adjustment to opening retained earnings and accounts receivable, of which $3.5 million related to “failure-to-supply” reserves offset by $0.3 million related to the timing of recognition of certain contract manufacturing arrangements.

The decrease in total reserves, primarily within the chargebacks and rebates categories, from June 30, 2018 to September 30, 2018 was mainly attributable to decreased net sales in the first quarter of Fiscal 2019 as compared to the fourth quarter of Fiscal 2018.  The activity in the “Other” category for the three months ended September 30, 2018 and 2017 includes, shelf-stock, shipping and other sales adjustments including prompt payment discounts and “failure-to-supply” adjustments.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 6.  Inventories

Inventories at September 30, 2018 and June 30, 2018 consisted of the following:

(In thousands)	September 30, 2018	June 30, 2018
Raw Materials	$61,218	$64,647
Work-in-process	22,204	19,983
Finished Goods	62,493	57,005
Total	$145,915	$141,635

Inventory balances were written-down by $14.2 million and $11.9 million at September 30, 2018 and June 30, 2018, respectively for excess and obsolete inventory amounts.  During the three months ended September 30, 2018 and 2017, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $3.4 million and $2.2 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets, including inventory totaling $5.6 million, and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of September 30, 2018.  See Note 22 “Assets Held for Sale” for more information.

Note 7.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2018 and June 30, 2018 consisted of the following:

(In thousands)	Useful Lives	September 30, 2018	June 30, 2018
Land	—	$2,283	$2,900
Building and improvements	10 - 39 years	87,211	105,041
Machinery and equipment	5 - 10 years	155,371	173,988
Furniture and fixtures	5 - 7 years	3,641	4,099
Less accumulated depreciation		(76,902)	(89,996)
		171,604	196,032
Construction in progress		24,276	37,215
Property, plant and equipment, net		$195,880	$233,247

Depreciation expense for the three months ended September 30, 2018 and 2017 was $6.6 million and $5.7 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets, including property, plant and equipment totaling $36.5 million, and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of September 30, 2018.  In addition, as part of the held for sale classification, the Company is required to record the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody API property, plant and equipment assets.  See Note 22 “Assets Held for Sale” for more information.  During the three months ended September 30, 2017, the Company had no impairment charges related to property, plant and equipment.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.7 million and $1.1 million at September 30, 2018 and June 30, 2018, respectively.

Note 8.  Fair Value Measurements

The Company’s financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt obligations.  Included in cash and cash equivalents are certificates of deposit with maturities less than or equal to three months at the date of purchase and money market funds.  The carrying value of certain financial instruments, primarily cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their estimated fair values based upon the short-term nature of their maturity dates.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

The fair value of our long-term debt was approximately $786 million and $893 million as of September 30, 2018 and June 30, 2018, respectively.  We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of securities classified as trading.

In May 2018, the Company liquidated the remainder of the investment securities portfolio.  As of September 30, 2018 and June 30, 2018, the Company does not own investment securities.

The Company had a net gain on investment securities of $864 thousand during the three months ended September 30, 2017, which included an unrealized gain related to securities still held at September 30, 2017 of $37 thousand.

Note 10.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended September 30, 2018 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2018	$339,566
Goodwill acquired	—
Impairment	(339,566)
Balance at September 30, 2018	$—

On August 17, 2018, JSP notified the Company that it will not extend or renew the JSP Distribution Agreement when the current term expires on March 23, 2019.  The Company determined that JSP’s decision represented a triggering event under U.S. GAAP to perform an analysis to determine the potential for impairment of goodwill. On October 4, 2018, the Company completed the analysis based on market data and concluded a full impairment of goodwill was required.

Intangible assets, net as of September 30, 2018 and June 30, 2018, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018

Definite-lived:
Cody Labs import license	15	$—	$581	$—	$(386)	$—	$195
KUPI product rights	15	416,154	416,154	(76,776)	(69,840)	339,378	346,314
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(3,612)	(3,295)	15,388	15,705
Silarx product rights	15	10,000	10,000	(2,222)	(2,056)	7,778	7,944
Other product rights	14	19,693	19,693	(2,670)	(1,875)	17,023	17,818
Total definite-lived		$467,767	$468,348	$(88,200)	$(80,372)	$379,567	$387,976

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	36,449	—	—	36,449	36,449
Total intangible assets, net		$504,216	$504,797	$(88,200)	$(80,372)	$416,016	$424,425

For the three months ended September 30, 2018 and 2017, the Company recorded amortization expense of $8.2 million and $8.1 million, respectively.

Future annual amortization expense consisted of the following as of September 30, 2018:

(In thousands) Fiscal Year Ending June 30,	Amortization Expense
2019	$22,871
2020	30,043
2021	30,043
2022	30,043
2023	30,043
Thereafter	236,524
$379,567

Note 11. Long-Term Debt

Long-term debt, net consisted of the following:

	September 30,	June 30,
(In thousands)	2018	2018
Term Loan A due 2020; 6.99% as of September 30, 2018	$220,401	$227,276
Unamortized discount and other debt issuance costs	(8,923)	(10,178)
Term Loan A, net	211,478	217,098
Term Loan B due 2022; 7.62% as of September 30, 2018	660,174	670,011
Unamortized discount and other debt issuance costs	(44,680)	(47,839)
Term Loan B, net	615,494	622,172
Revolving Credit Facility due 2020	—	—
Total debt, net	826,972	839,270
Less short-term borrowings and current portion of long-term debt	(66,845)	(66,845)
Total long-term debt, net	$760,127	$772,425

Long-term debt amounts due, for the twelve month periods ending September 30 are as follows:

Amounts Payable
(In thousands)	to Institutions
2019	$66,845
2020	66,845
2021	204,746
2022	39,345
2023	502,794
Total	$880,575

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

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of September 30, 2018 and June 30, 2018, the Company’s best estimate of the liability for potential overcharges was approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

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

The CACs naming the Company as a defendant involve generic digoxin, levothyroxine, ursodiol and baclofen.  Pursuant to a court-ordered schedule grouping the 18 different drug cases into three separate tranches, the Company and other generic pharmaceutical manufacturer defendants on October 6, 2017 filed joint and individual motions to dismiss the CACs involving the six drugs in the first tranche, including digoxin.  On October 16, 2018, the Court (with one exception) denied defendants’ motions to dismiss plaintiffs’ Sherman Act claims with respect to the drugs in the first tranche.  Defendants’ motions to dismiss plaintiffs’ state law claims with respect to those drugs remain pending.

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

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its officers claiming that the Company damaged the purported class by including in its securities filings false and misleading statements regarding the Company’s drug pricing methodologies and internal controls.  An amended complaint was filed in May 2017, and the Company filed a motion to dismiss the amended complaint in September 2017.  In December 2017, counsel for the putative class filed a second amended complaint, and the Court denied as moot the Company’s motion to dismiss the first amended complaint.  The Company filed a motion to dismiss the second amended complaint in February 2018.  In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint.  The Company expects to file a motion to dismiss the third amended complaint in November 2018.  The Company cannot reasonably predict the outcome of the suit at this time.

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

On October 25, 2018, the Company was served with a class action lawsuit filed in the federal court for the Eastern District of Pennsylvania, alleging that the Company, its Chief Executive Officer and its Chief Financial Officer violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making material misrepresentations and omissions in connection with the renewal of the JSP Distribution Agreement which allegedly resulted in a decline in the market value of the securities of the Company after an announcement was made that JSP would not be renewing the Distribution Agreement with the Company.  The Company and the corporate executives named in the complaint deny that they made any material misrepresentations or omissions, or that they violated any securities law.  The Company has notified its insurance carrier and requested a defense.  The Company and individual defendants intend to move to dismiss the complaint although a deadline has not yet been scheduled for filing the motion.  The Company cannot reasonably predict the outcome of this suit at this time.

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

A trial was conducted in September 2016.  The Court issued its decision on March 29, 2017, finding that Lannett did not prove that the patents at issue are invalid.  The Company has appealed the decision. All briefing to the appellate court has been submitted, and oral argument before the appellate court was conducted on April 5, 2018.  The appellate court issued an opinion on June 28, 2018, upholding the decision of the District Court.  The Company requested a rehearing by the appellate court on August 13, 2018.  The appellate court denied the request on September 14, 2018, and issued its mandate terminating the appeal on September 21, 2018.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2019 and the twelve month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2019	$1,379
2020	1,855
2021	1,406
2022	1,080
2023	1,080
Thereafter	4,158
Total	$10,958

Other Commitment

During the third quarter of Fiscal 2017, the Company signed an agreement with a company operating in the pharmaceutical business, under which the Company agreed to provide up to $15.0 million in revolving loans, which expires in seven years and bears interest at 2.0%, for the purpose of expansion and other business needs.  The decision to provide any portion of the revolving loan is at the Company’s sole discretion.  Prior to the first quarter of Fiscal 2019, the Company had the option to convert the first $7.5 million into a 50% ownership interest in the entity.  The board of the entity is comprised of five members, one of which is an employee of the Company.

In the first quarter of Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million and, in addition to assigning 50% of all right, title and interest in the loan and loan documents, the Company relinquished its right to convert a portion of the outstanding loan balance to an equity interest in the entity. As of September 30, 2018, $5.8 million was outstanding under the revolving loan.  In addition to the loan repayment, the agreement was amended to eliminate the Company’s ability to convert the outstanding loan balance into an ownership interest.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of September 30, 2018 and 2017:

(In thousands)	September 30, 2018	September 30, 2017
Foreign Currency Translation
Beginning Balance, June 30	$(515)	$(222)
Net gain on foreign currency translation (net of tax of $0 and $0)	6	1
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income, net of tax	6	1
Ending Balance, September 30	(509)	(221)
Total Accumulated Other Comprehensive Loss	$(509)	$(221)

Note 15.  Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings (loss) per common share to diluted earnings (loss) per common share.  Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options, a warrant and treats unvested restricted stock and performance-based shares as if it were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings (loss) per share in periods of net loss because the effect of including such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings (loss) per common share was as follows:

	Three Months Ended September 30,
(In thousands, except share and per share data)	2018	2017

Net income (loss)	$(287,528)	$13,257

Basic weighted average common shares outstanding	37,586,327	36,992,064
Effect of potentially dilutive options and restricted stock awards	—	738,592
Diluted weighted average common shares outstanding	37,586,327	37,730,656

Earnings (loss) per common share:
Basic	$(7.65)	$0.36
Diluted	$(7.65)	$0.35

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings (loss) per share for the three months ended September 30, 2018 and 2017 was 4.6 million and 3.0 million, respectively.

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

Note 17.  Share-based Compensation

At September 30, 2018, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 712 thousand shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of September 30, 2018, there was $14.8 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the three months ended September 30, 2018 and 2017, the estimated annual forfeiture rates used to recognize the associated compensation expense and the weighted average fair value of the options granted:

	September 30, 2018	September 30, 2017
Risk-free interest rate	2.9%	1.9%
Expected volatility	58.4%	57.4%
Expected dividend yield	—	—
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.3 years	5.4 years
Weighted average fair value	$6.52	$9.06

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

A stock option roll-forward as of September 30, 2018 and changes during the three months then ended, is presented below:

				Weighted
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
(In thousands, except for weighted average price and life data)	Awards	Price	Value	Life (yrs.)

Outstanding at June 30, 2018	1,057	$22.46	$2,584	5.4
Granted	73	$12.20
Exercised	(16)	$5.16	$124
Forfeited, expired or repurchased	(86)	$29.12
Outstanding at September 30, 2018	1,028	$21.43	$143	5.4

Vested and expected to vest at September 30, 2018	1,017	$21.51	$143	5.4
Exercisable at September 30, 2018	914	$22.11	$143	4.9

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the three months ended September 30, 2018 and 2017.

A summary of restricted stock awards as of September 30, 2018 and changes during the three months then ended, is presented below:

(In thousands, except for weighted average price data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2018	704	$20.06
Granted	769	12.27
Vested	(342)	20.07	$3,516
Forfeited	(33)	16.98
Non-vested at September 30, 2018	1,098	$14.69

Performance-Based Shares

On September 22, 2017 and July 30, 2018, the Company approved and granted performance-based awards to certain key executives.  The stock-settled awards will cliff vest based on relative Total Shareholder Return (“TSR”) over a three-year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of September 30, 2018 and changes during the current fiscal year, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2018	20	$25.58
Granted	52	$17.69
Vested	—	$—	$—
Forfeited	—	$—
Non-vested at September 30, 2018	72	$19.92

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter, or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the three months ended September 30, 2018 and 2017, 50 thousand shares and 14 thousand shares were issued under the ESPP, respectively.  As of September 30, 2018, 657 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended September 30,
(In thousands)	2018	2017
Selling, general and administrative	$2,213	$1,787
Research and development	201	151
Cost of sales	621	251
Total	$3,035	$2,189

Tax benefit at statutory rate	$683	$799

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended September 30, 2018 and 2017 were $621 thousand and $562 thousand, respectively.

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

The federal, state and local income tax benefit for the three months ended September 30, 2018 was $75.6 million compared to income tax expense of $7.4 million for the three months ended September 30, 2017.  The effective tax rates for the three months ended September 30, 2018 and 2017 were 20.8% and 35.9%, respectively.  The effective tax rate for the three months ended September 30, 2018 was lower compared to the three months ended September 30, 2017 primarily due to 2017 Tax Reform which reduced the corporate statutory tax rate from a top marginal rate of 35% to a flat rate of 21%.

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

As of September 30, 2018 and June 30, 2018, the Company has total unrecognized tax benefits of $2.5 million of which $2.3 million would impact the Company’s effective tax rate, respectively, if recognized.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended September 30, 2018 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of September 30, 2018 and June 30, 2018.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2014 and prior generally are no longer subject to review as such years generally are closed.  The Company’s Fiscal Year 2016 federal return is currently under examination by the Internal Revenue Service (“IRS”).  The Company cannot reasonably predict the outcome of the examination at this time.  In July 2018, the Company was notified that the IRS will also expand their examination to include the Company’s Fiscal 2015 and Fiscal 2017 federal returns.  In October 2018, the Company was notified that the State of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns.

Note 20.  Related Party Transactions

The Company had sales of $503 thousand and $834 thousand during the three months ended September 30, 2018 and 2017, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group.  Jeffrey Farber, a current board member, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $506 thousand and $585 thousand at September 30, 2018 and June 30, 2018, respectively.

The Company also had sales of $546 thousand and $467 thousand during the three months ended September 30, 2018 and 2017, respectively, to a generic distributor, KeySource, which is a member of the OptiSource Buying Group.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $594 thousand and $514 thousand as of September 30, 2018 and June 30, 2018, respectively.

The Company incurred expenses totaling $181 thousand during the three months ended September 30, 2018 for online medical benefit services provided by a subsidiary of a variable interest entity.  See Note 13 “Commitments” for more information.  Accounts payable includes amounts due to the variable interest entity of $58 thousand as of June 30, 2018.  There were no amounts due to the variable interest entity as of September 30, 2018.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for 32% and 33% of the Company’s inventory purchases in the three months ended September 30, 2018 and 2017, respectively.

On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extends the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and JSP’s designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  On August 20, 2018, the Company announced that the JSP Distribution Agreement, which expires on March 23, 2019, will not be renewed or extended.

Note 22.  Assets Held for Sale

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business, which includes the manufacturing and distribution of active pharmaceutical ingredients for use in finished goods production.  As such, all assets and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of September 30, 2018.  As part of the held for sale classification, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody long-lived assets.

The following table summarizes the assets and liabilities of the Cody API business as of September 30, 2018:

(In thousands)	September 30, 2018
Assets
Inventories	$5,562
Other current assets	143
Property, plant and equipment	6,550
Intangible assets, net	186
Other assets	804
Total assets held for sale	$13,245
Liabilities
Accounts payable	$889
Accrued expenses	440
Accrued payroll and payroll-related expenses	681
Total liabilities held for sale	$2,010

The following table summarizes the financial results of the Cody API business for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended	For the Three Months Ended
(In thousands)	September 30, 2018	September 30, 2017
Net sales	$1,488	$698
Pretax loss attributable to Cody API business	(35,021)	(5,489)

The loss attributable to the Cody API business during the three months ended September 30, 2018 includes the $29.9 million impairment charge to adjust the long-lived assets to its fair value less costs to sell.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  All references to “Fiscal 2019” or “Fiscal Year 2019” shall mean the fiscal year ended June 30, 2019 and all references to “Fiscal 2018” or “Fiscal Year 2018” shall mean the fiscal year ended June 30, 2018.

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

Net sales of JSP products totaled $253.1 million and $55.1 million in Fiscal Year 2018 and the first quarter of Fiscal Year 2019, respectively.  Of that amount, Levothyroxine Sodium Tablets USP net sales totaled $245.9 million and $53.9 million in Fiscal Year 2018 and the first quarter of Fiscal Year 2019, respectively.  Gross margins were approximately 60% in both periods.

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

As noted above, JSP’s decision not to renew or extend its distribution agreement with us will materially adversely affect our future operating results, liquidity and cash flows, which could impact our ability to comply with the financial and other covenants in our Amended Senior Secured Credit Facility.  As of September 30, 2018, the Company was in compliance with its financial covenants.  As of September 30, 2018, cash and cash equivalents totaled $150.3 million in addition to availability under our undrawn Revolver totaling $125.0 million.

Based on its projections over the next twelve months, the Company expects to have sufficient liquidity and cashflows to meet its operating and debt service requirements for at least the next twelve months from the issuance of the September 30, 2018 consolidated financial statements.  The Company also expects to be in compliance with its financial covenants during the same period.

Although management cannot predict with certainty the precise impact its plans will have on offsetting the loss of the JSP Distribution Agreement, management is continuing to finalize plans to offset the impact of the loss on a short- and long-term basis.  These plans currently include, among other things, an emphasis on reducing cost of sales, research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses; continuing to accelerate new product launches; increasing the level of strategic partnerships; and reducing capital expenditures. To that end, the Company has already launched 16 new products in calendar year 2018 and expects to maintain this pace with approximately 10 additional launches in the first half of calendar year 2019.  The Company has also signed several distribution and in-licensing agreements during the current quarter that will provide immediate contribution margins in the near future.  Additionally, the Company continues to supplement existing in-process cost reduction plans with additional cost savings initiatives, which is expected to generate annualized cost savings of approximately $66.0 million by the end of Fiscal 2020 when compared to the Fiscal 2018 expenses, of which approximately half will be reinvested into other business growth opportunities.  Management will also continue its emphasis on accelerating ANDA filings, as evidenced by the five ANDAs filed with the FDA in the first quarter of Fiscal 2019.  Management also plans to attempt, at the appropriate time, to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements and eliminate existing financial covenants, which we expect will increase related interest expense, but will positively impact short-term cash flows.

Sale of Cody API Business

The Company is analyzing and exploring various financing and operational courses to improve the Company’s base business, including a focus on nearer term opportunities and an overall strategic shift toward the Company’s core competencies and optimization of its cost structure. In connection therewith, the Company approved a plan in September 2018 to sell the active pharmaceutical ingredient manufacturing and distribution business of its Cody Laboratories subsidiary (the “Cody API business”). As part of its decision, the Company considered (i) the Cody API business’s timeline to profitability, (ii) continuing investment needed to be competitive and (iii) the reduction to the Company’s operating expenses, estimated to be approximately $18 million on an annualized basis, that would result from a sale of the Cody API business. Excluded from the sale will be the manufacturing of the finished dosage form of the Company’s Cocaine Hydrochloride product line.

As a result of the decision to sell the Cody API business, all of the assets, excluding the Cocaine Hydrochloride product line mentioned above, and all of the liabilities associated with the Cody API business, are classified as assets and liabilities held for sale on the Company’s Consolidated Balance Sheet as of September 30, 2018, with such assets and liabilities recorded at fair value less costs to sell. As a result of a fair value analysis of the Cody API business, the Company recorded an impairment charge of $29.9 million.

Cody Restructuring Plan

On June 29, 2018, the Company announced a restructuring plan related to the future of Cody Laboratories, Inc. and the Company’s operations (the “Cody Restructuring Plan”).  The plan focuses on a more select set of opportunities which will result in streamlined operations, improved efficiencies and a reduced cost structure.  The Company currently estimates that it will incur approximately $5.0 million of total costs to implement the Cody Restructuring Plan, comprised primarily of approximately $3.5 million of severance and employee-related costs.  These amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

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

Financial Summary

For the first quarter of Fiscal Year 2019, net sales increased slightly to $155.1 million as compared to $155.0 million in the same prior-year period.  Gross profit decreased to $59.1 million compared to $67.7 million in the prior-year period and gross profit percentage decreased to 38% compared to 44% in the prior-year period.  R&D expenses increased 32% to $9.8 million compared to $7.4 million in the first quarter of Fiscal Year 2018 while SG&A expenses increased 8% to $20.6 million from $19.0 million.  Restructuring expenses increased to $1.0 million from $527 thousand.  Operating loss for the first quarter of Fiscal Year 2019, which included asset impairment charges totaling $369.5 million, was $341.8 million compared to operating income of $40.7 million in the first quarter of Fiscal Year 2018.  Net loss for the first quarter of Fiscal Year 2019 was $287.5 million, or $7.65 per diluted share compared to net income of $13.3 million or $0.35 per diluted share in the first quarter of Fiscal Year 2018.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended September 30, 2018 compared with the three months ended September 30, 2017

Net sales increased slightly to $155.1 million for the three months ended September 30, 2018.  The following table identifies the Company’s net product sales by medical indication for the three months ended September 30, 2018 and 2017:

(In thousands)	Three Months Ended September 30,
Medical Indication	2018	2017
Antibiotic	$4,089	$3,349
Anti-Psychosis	10,889	14,991
Cardiovascular	21,770	11,306
Central Nervous System	7,197	8,818
Gallstone	2,214	6,564
Gastrointestinal	15,040	14,553
Glaucoma	548	2,668
Migraine	9,737	15,015
Muscle Relaxant	3,179	3,791
Pain Management	4,947	5,761
Respiratory	1,015	1,647
Thyroid Deficiency	53,878	47,214
Urinary	1,552	2,997
Other	14,338	12,696
Contract manufacturing revenue	4,661	3,591
Total	$155,054	$154,961

The slight increase in net sales was driven by increased volumes of $11.4 million offset by decreased average selling price of products of $11.3 million.  Volumes were favorably impacted primarily due to additional sales in the Cardiovascular medical indicated related to a distribution agreement entered into with Aralez in November 2017.  On August 10, 2018, Aralez filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York and continues to operate its business in the normal course.   The Company does not believe this will materially affect our distribution agreement with Aralez.  Average selling prices were impacted by product mix, changes within distribution channels and, to a lesser extent, competitive pricing pressures.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $7.9 million during the three months ended September 30, 2018 and $5.4 million during the three months ended September 30, 2017, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	1%	21%
Anti-Psychosis	(11)%	(16)%
Cardiovascular	117%	(24)%
Central Nervous System	(16)%	(2)%
Gallstone	(12)%	(54)%
Gastrointestinal	4%	(1)%
Glaucoma	(64)%	(15)%
Migraine	(29)%	(6)%
Muscle Relaxant	(16)%	—%
Pain Management	—%	(14)%
Respiratory	(52)%	14%
Thyroid Deficiency	17%	(3)%
Urinary	(60)%	12%

Central Nervous System.  Methylphenidate Hydrochloride Extended Release Tablets (“Methylphenidate ER”)

Per a teleconference in November 2014, the FDA informed KUPI that it was changing the therapeutic equivalence rating of its Methylphenidate ER product from “AB” (therapeutically equivalent) to “BX.”  A BX-rated drug is a product for which data is insufficient to determine therapeutic equivalence; it is still approved and can be prescribed, but the FDA does not recommend it as automatically substitutable for the brand-name drug at the pharmacy.

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

The Company intends to continue working with the FDA to regain the “AB” rating, and in the meantime, maintain the drug on the U.S. market with a BX rating.  However, there can be no assurance as to when or if the Company will regain the “AB” rating or be permitted to remain on the market.  If the Company was to receive the “AB” rating, net sales of the product could increase subject to market factors existing at that time.  The Company also agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.  Such potential contingent payments are set to expire after December 31, 2020.

In August 2018, the Company entered into an exclusive perpetual licensing agreement with Andor Pharmaceuticals, LLC for Methylphenidate ER tablets USP (CII) in 18 mg, 27 mg, 36 mg and 54 mg strengths.  Andor’s pending ANDA of Methylphenidate included all bioequivalence metrics recommended by the FDA and is expected to be approved as an AB-rated generic equivalent to the brand Concerta®.

Under the licensing agreement with Andor, Lannett will primarily provide sales, marketing and distribution support of Andor’s Methylphenidate ER product, for which it will receive a percentage of the net profits.

Pain Management. Cocaine Topical Solution (“C-Topical”)

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product.  This approval affects the Company’s right to market and sell its unapproved Grandfathered C-Topical product.  According to FDA guidance, the FDA typically allows the marketing of unapproved products for up to one year following the approval of an NDA for the product.  Subsequently, the Company would not be permitted to market and sell its unapproved C-Topical product.  During the three months ended September 30, 2018 and September 30, 2017, the Company’s net sales of C-Topical were $3.0 million and $4.6 million, respectively.

The competitor’s Cocaine Hydrochloride topical product first appeared in FDA’s Orange Book in January 2018, and the Orange Book listing was updated in February 2018 to include New Chemical Entity (“NCE”) exclusivity.  Under the Federal Food Drug and Cosmetic Act, the grant of NCE exclusivity provides that additional applications for approval of the same product under Section 505(b)(2) may not be submitted to the FDA for approval before the expiration of five years from the date of the approval of the first application.  Because the Company submitted its application for approval prior to the date of approval of the competitor’s Cocaine Hydrochloride topical application, the Company does not believe the NCE exclusivity will apply to the Company’s application. The FDA continues to review the Company’s application, and in July 2018 issued a Complete Response Letter which required an additional study and other information.  The Company is in the process of addressing the Complete Response Letter and cannot say for certain when or if the application will be approved.

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

Gastrointestinal. Polyethylene Glycol (PEG)3350 (“Glycolax”)

On April 2, 2018, the FDA issued a Federal Register notice (Docket No. FDA-2008-N-0549) indicating that it was affirming a preliminary summary judgment decision that the FDA issued in 2014, denying a hearing, and withdrawing all ANDAs for prescription PEG 3350 products, including the Company’s Glycolax product.  The FDA’s decision is based on the FDA finding that there are no meaningful differences between Rx PEG 3350 products and OTC PEG 3350 products and, therefore, that the Rx products are misbranded.  The FDA ordered the Company’s ANDA withdrawn effective May 2, 2018, after which the Company would no longer be permitted to market or sell its Glycolax product.  The Company disputes the FDA’s finding that there are no meaningful differences and disputes that summary judgment was appropriate in light of the factual issues raised by the ANDA holders.  On April 9, 2018, the Company, along with three other PEG 3350 ANDA holders, filed a request for a stay of the FDA order pending appeal of the decision to the District of Columbia Circuit Court of Appeals.  On April 16, 2018, the FDA granted a stay of its order withdrawing the Company’s ANDA through November 2, 2018, after which the Company will no longer be permitted to market or sell its Glycolax product.  The Company filed an appeal of the FDA withdrawal order to the United States Court of Appeals for the District of Columbia.  In July 2018, the Company filed a brief in support of the appeal.  All briefing was completed by September 15, 2018 and an argument hearing was held on October 12, 2018.  The Company is unable to say whether the Court will decide the appeal prior to the November 2, 2018 withdrawal date.  During the three months ended September 30, 2018 and September 30, 2017, the Company’s net sales of Glycolax were $4.0 million and $4.1 million, respectively, although gross profit percentages for this product were in the single-digits in each of these periods.  At this time, the Court has not yet issued a ruling and the Company is unable to determine the outcome of this matter nor can it predict when or if the Company’s product will be removed from the market.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended September 30:

(In thousands) Customer Distribution Channel	September 30, 2018	September 30, 2017
Wholesaler/Distributor	$116,354	$120,801
Retail Chain	25,041	18,768
Mail-Order Pharmacy	8,998	11,801
Contract manufacturing revenue	4,661	3,591
Total	$155,054	$154,961

Net sales to retail chains increased significantly as a result of additional sales of a product in the Cardiovascular medical indication related to a distribution agreement entered into with Aralez in November 2017.  Net sales within the other distribution channels remained relatively consistent in the first quarter of Fiscal 2019 as compared to the prior-year period.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first quarter of Fiscal Year 2019 increased 10% to $95.9 million from $87.3 million in the same prior-year period.  The increase was primarily attributable to increased volumes of products sold, and to a lesser extent, higher amortization expense in the first quarter of Fiscal Year 2019.  Product royalties expense included in cost of sales totaled $5.9 million for the first quarter of Fiscal Year 2019 and $6.7 million for the first quarter of Fiscal Year 2018.  Amortization expense included in cost of sales totaled $8.2 million for the first quarter of Fiscal Year 2019 and $7.7 million for the first quarter of Fiscal Year 2018.

Gross Profit.  Gross profit for the first quarter of Fiscal 2019 decreased 13% to $59.1 million or 38% of net sales.  In comparison, gross profit for the first quarter of Fiscal 2018 was $67.7 million or 44% of net sales.  The decrease in gross profit percentage was primarily attributable to lower average selling price of certain key products.

Research and Development Expenses.  Research and development expenses for the first quarter increased 32% to $9.8 million in Fiscal Year 2019 from $7.4 million in Fiscal Year 2018.  The increase was primarily due to higher product development expenses related to various pipeline projects.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 8% to $20.6 million in the first quarter of Fiscal Year 2019 compared with $19.0 million in Fiscal Year 2018.  The increase was primarily driven by additional regulatory and quality control costs as well as depreciation related to software integration costs, partially offset by lower compensation costs attributable to product salesforce.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan and Cody Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Restructuring Expenses.  Restructuring expenses increased $495 thousand to $1.0 million for the first quarter of Fiscal Year 2019 compared to the prior-year period primarily due to a reversal of employee separation costs in the first quarter of Fiscal Year 2018 after the Company decided to retain certain employees who were previously included in the 2016 Restructuring Plan.  Additional employee separation costs incurred in connection with the Cody Restructuring Plan also contributed to the increase in the first quarter of Fiscal Year 2019.

Asset Impairment Charges.  In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of September 30, 2018.  As part of the held for sale classification, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody long-lived assets.  See Note 22 “Assets Held for Sale” for more information.

On August 17, 2018, JSP notified the Company that it will not extend or renew the JSP Distribution Agreement when the current term expires on March 23, 2019.  The Company determined that JSP’s decision represented a triggering event under U.S. GAAP to perform an analysis to determine the potential for impairment of goodwill. On October 4, 2018, the Company completed the analysis based on market data and concluded that it would record a full impairment of goodwill totaling $339.6 million.  See Note 10. “Goodwill and Intangible Assets” for more information.

Other Income (Loss).  Interest expense for the three months ended September 30, 2018 totaled $21.4 million compared to $20.9 million for the three months ended September 30, 2017.  The slight increase was due to higher interest rates in the first quarter of Fiscal 2019, partially offset by a lower weighted-average debt balance in the first quarter of Fiscal 2019 as compared to the prior-year period.  The weighted average interest rate for the first quarter of Fiscal 2019 and 2018 was 9.3% and 8.3%, respectively.  Investment income totaled $379 thousand in the first quarter of Fiscal 2019 compared with investment income of $1.2 million in the first quarter of Fiscal 2018.

Income Tax.  The Company recorded an income tax benefit of $75.6 million in the first quarter of Fiscal Year 2019 as compared to income tax expense of $7.4 million in the first quarter of Fiscal Year 2018.  The effective tax rate for the three months ended September 30, 2018 was 20.8%, compared to 35.9% for the three months ended September 30, 2017.  The effective tax rate for the three months ended September 30, 2018 was lower compared to the three months ended September 30, 2017 primarily due to 2017 Tax Reform which reduced the corporate statutory tax rate from a top marginal rate of 35% to a flat rate of 21%.

Net Income (Loss).  For the three months ended September 30, 2018, the Company reported net loss of $287.5 million, or $7.65 per diluted share.  Comparatively, net income in the corresponding prior-year period was $13.3 million, or $0.35 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At September 30, 2018, working capital was $342.0 million as compared to $326.0 million at June 30, 2018, an increase of $16.0 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $54.7 million for the three months ended September 30, 2018 reflected net loss of $287.5 million, adjustments for non-cash items of $314.2 million, as well as cash provided by changes in operating assets and liabilities of $28.0 million.  In comparison, net cash used in operating activities of $1.6 million for the three months ended September 30, 2017 reflected net income of $13.3 million, adjustments for non-cash items of $24.5 million, as well as cash used by changes in operating assets and liabilities of $39.4 million.

Significant changes in operating assets and liabilities from June 30, 2018 to September 30, 2018 were comprised of:

•                  A decrease in accounts receivable of $44.1 million mainly due to decreased sales in the first quarter of Fiscal 2019 compared to the fourth quarter of Fiscal 2018 as well as the timing of collections.  The Company’s days sales outstanding (“DSO”) at September 30, 2018, based on gross sales for the three months ended September 30, 2018 and gross accounts receivable at September 30, 2018, was 76 days.  The level of DSO at September 30, 2018 was comparable to the Company’s expectation that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  A decrease in prepaid income taxes totaling $14.4 million primarily due to receipt of approximately $15.2 million in tax refunds from the IRS.

•                  A decrease in rebates payable totaling $12.9 million primarily due to the timing of processing Medicaid-related rebates.

•                  An increase in inventories totaling $9.8 million primarily due to the timing of customer order fulfillment.

Significant changes in operating assets and liabilities from June 30, 2017 to September 30, 2017 were comprised of:

•                  An increase in accounts receivable of $39.3 million mainly due to increased sales as well as the timing of collections.  The Company’s days sales outstanding at September 30, 2017, based on gross sales for the three months ended September 30, 2017 and gross accounts receivable at September 30, 2017, was 76 days.  The level of DSO at September 30, 2017 was comparable to the Company’s expectation that DSO will be in the 70 to 80 day range based on customer payment terms.

•                  An increase in other assets totaling $6.3 million primarily due to prepaid FDA user fees as well as additional loans issued to a company operating in the pharmaceutical business.

•                  An increase in inventories totaling $2.8 million primarily due to the timing of customer order fulfillment.

Net cash provided by investing activities of $13.8 million for the three months ended September 30, 2018, was mainly the result of proceeds from the sale of property, plant and equipment of $14.0 million and proceeds from the sale of an outstanding VIE loan to a third party of $5.6 million, partially offset by purchases of property, plant and equipment of $5.8 million.  Net cash used in investing activities of $10.1 million for the three months ended September 30, 2017, was mainly the result of purchases of investment securities totaling $23.8 million and purchases of property, plant and equipment of $12.1 million and the purchase of an intangible asset of $2.0 million, partially offset by proceeds from the sale of investment securities of $27.8 million.

Net cash used in financing activities of $16.8 million for the three months ended September 30, 2018 was primarily due to debt repayments of $16.7 million and purchases of treasury stock totaling $406 thousand, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $284 thousand.  Net cash used in financing activities of $13.6 million for the three months ended September 30, 2017 was primarily due to debt repayments of $13.3 million and purchases of treasury stock totaling $612 thousand, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $314 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s acquisitions, various capital investments and potential strategic opportunities.  These borrowing arrangements as of September 30, 2018 are as follows:

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

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2018 for further details on the Amended Senior Secured Credit Facility.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities & Exchange Commission requires the use of estimates and assumptions.  A listing of the Company’s significant accounting policies are detailed in Note 3. “Summary of Significant Accounting Policies.”  A subsection of these accounting policies have been identified by management as “Critical Accounting Policies.”  Critical accounting policies are those which require management to make estimates using assumptions that were uncertain at the time the estimates were made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.

Management has identified the following as “Critical Accounting Policies”: Revenue Recognition, Inventories, Income Taxes, Business Combinations, Valuation of Long-Lived Assets, including Goodwill and Intangible Assets, In-Process Research and Development and Share-based Compensation.

Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which superseded ASC Topic 605, Revenue Recognition.  Under ASC 606, the Company recognizes revenue when title and risk of loss of promised goods or services have transferred to the customer at an amount that reflects the consideration the Company is expected to be entitled.  Our revenue consists almost entirely of sales of our pharmaceutical products to customers, whereby we ship product to a customer pursuant to a purchase order.  Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied.  The new revenue standard also impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time”.  However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position. The Company adopted ASC 606 using the modified retrospective method.  Refer to the “Recent Accounting Pronouncements” section of this footnote for further discussion of the impact of the adoption.

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

Other Adjustments

Other adjustments consist primarily of “price adjustments, also known as “shelf-stock adjustments” and “price protections,” which are both credits issued to reflect increases or decreases in the invoice or contract prices of the Company’s products.  In the case of a price decrease, a credit is given for product remaining in customer’s inventories at the time of the price reduction.  Contractual price protection results in a similar credit when the invoice or contract prices of the Company’s products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.  Amounts recorded for estimated shelf-stock adjustments and price protections are based upon specified terms with direct customers, estimated changes in market prices and estimates of inventory held by customers.  The Company regularly monitors these and other factors and evaluates the reserve as additional information becomes available.  Other adjustments also include prompt payment discounts and “failure-to-supply” adjustments.  If the Company is unable to fulfill certain customer orders, the customer can purchase products from our competitors at their prices and charge the Company for any difference in our contractually agreed upon prices.

Refer to the Company’s Form 10-K for the fiscal year ended June 30, 2018 for a description of our remaining Critical Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016.  Based on the variable-rate debt outstanding at September 30, 2018, each 1/8% increase in interest rates would yield $1.1 million of incremental annual interest expense.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 “Legal, Regulatory Matters and Contingencies” of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A.  RISK FACTORS

Lannett Company, Inc’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 includes a detailed description of its risk factors.

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

LANNETT COMPANY, INC.

Dated: November 8, 2018	By:	/s/ Timothy Crew
Timothy Crew
Chief Executive Officer

Dated: November 8, 2018	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance and Chief Financial Officer

Dated: November 8, 2018	By:	/s/ G. Michael Landis
G. Michael Landis
Senior Director of Finance, Principal Accounting Officer and Treasurer