Form 10-Q
period 2018-12-31
LANNETT CO INC
filed 2019-02-07
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date

Class	Outstanding as of January 31, 2019
Common stock, par value $0.001 per share	39,286,744

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$163,774	$98,586
Accounts receivable, net	275,364	252,651
Inventories	136,128	141,635
Prepaid income taxes	—	15,159
Assets held for sale	11,422	13,976
Other current assets	7,958	4,863
Total current assets	594,646	526,870
Property, plant and equipment, net	195,607	233,247
Intangible assets, net	409,870	424,425
Goodwill	—	339,566
Deferred tax assets	100,013	22,063
Other assets	19,320	29,133
TOTAL ASSETS	$1,319,456	$1,575,304

LIABILITIES
Current liabilities:
Accounts payable	$60,178	$56,767
Accrued expenses	7,283	7,425
Accrued payroll and payroll-related expenses	15,545	7,819
Deferred revenue	23,998	—
Rebates payable	44,384	49,400
Royalties payable	9,615	5,955
Restructuring liability	5,693	6,706
Liabilities held for sale	1,204	—
Settlement liability	8,000	—
Income taxes payable	1,346	—
Short-term borrowings and current portion of long-term debt	66,845	66,845
Total current liabilities	244,091	200,917
Long-term debt, net	746,607	772,425
Other liabilities	2,247	3,047
TOTAL LIABILITIES	992,945	976,389
Commitments and Contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 38,766,807 and 38,256,839 shares issued; 37,822,927, and 37,380,517 shares outstanding at December 31, 2018 and June 30, 2018, respectively)	39	38
Additional paid-in capital	312,322	306,817
Retained earnings	29,016	306,464
Accumulated other comprehensive loss	(502)	(515)
Treasury stock (943,880 and 876,322 shares at December 31, 2018 and June 30, 2018, respectively)	(14,364)	(13,889)
Total stockholders’ equity	326,511	598,915
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,319,456	$1,575,304

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Net sales	$193,718	$184,305	$348,772	$339,266
Cost of sales	115,751	88,914	203,441	168,467
Amortization of intangibles	8,157	7,941	16,380	15,678
Gross profit	69,810	87,450	128,951	155,121
Operating expenses:
Research and development expenses	9,723	10,722	19,533	18,131
Selling, general and administrative expenses	23,197	28,493	43,785	47,531
Acquisition and integration-related expenses	—	65	—	83
Restructuring expenses	213	1,035	1,235	1,562
Asset impairment charges	—	—	369,499	—
Total operating expenses	33,133	40,315	434,052	67,307
Operating income (loss)	36,677	47,135	(305,101)	87,814
Other income (loss):
Investment income	556	2,325	935	3,489
Interest expense	(21,512)	(20,686)	(42,945)	(41,598)
Other	(712)	3,386	(1,008)	3,135
Total other loss	(21,668)	(14,975)	(43,018)	(34,974)
Income (loss) before income tax	15,009	32,160	(348,119)	52,840
Income tax expense (benefit)	2,647	18,138	(72,953)	25,561
Net income (loss)	$12,362	$14,022	$(275,166)	$27,279

Earnings (loss) per common share:
Basic	$0.33	$0.38	$(7.30)	$0.74
Diluted	$0.32	$0.37	$(7.30)	$0.72

Weighted average common shares outstanding:
Basic	37,761,176	37,066,902	37,674,200	37,029,483
Diluted	39,112,547	38,290,358	37,674,200	38,087,826

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Net income (loss)	$12,362	$14,022	$(275,166)	$27,279
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	7	(126)	13	(125)
Total other comprehensive income (loss), before tax	7	(126)	13	(125)
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	7	(126)	13	(125)
Comprehensive income (loss)	$12,369	$13,896	$(275,153)	$27,154

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Three months ended December 31, 2018
	Common Stock		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, September 30, 2018	38,665	$39	$310,135	$16,654	$(509)	$(14,295)	$312,024
Shares issued in connection with share-based compensation plans	102	—	237	—	—	—	237
Share-based compensation	—	—	1,950	—	—	—	1,950
Purchase of treasury stock	—	—	—	—	—	(69)	(69)
Other comprehensive income net of tax	—	—	—	—	7	—	7
Net income	—	—	—	12,362	—	—	12,362
Balance, December 31, 2018	38,767	$39	$312,322	$29,016	$(502)	$(14,364)	$326,511

	Three months ended December 31, 2017
	Common Stock		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, September 30, 2017	37,672	$38	$295,282	$291,031	$(221)	$(9,859)	$576,271
Shares issued in connection with share-based compensation plans	89	—	492	—	—	—	492
Share-based compensation	—	—	2,563	—	—	—	2,563
Purchase of treasury stock	—	—	—	—	—	(426)	(426)
Other comprehensive loss, net of tax	—	—	—	—	(126)	—	(126)
Net income	—	—	—	14,022	—	—	14,022
Balance, December 31, 2017	37,761	$38	$298,337	$305,053	$(347)	$(10,285)	$592,796

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Six months ended December 31, 2018
	Common Stock		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, June 30, 2018	38,257	$38	$306,817	$306,464	$(515)	$(13,889)	$598,915
Shares issued in connection with share-based compensation plans	510	1	520	—	—	—	521
Share-based compensation	—	—	4,985	—	—	—	4,985
Purchase of treasury stock	—	—	—	—	—	(475)	(475)
Other comprehensive income net of tax	—	—	—	—	13	—	13
ASC 606 adjustment	—	—	—	(2,282)	—	—	(2,282)
Net loss	—	—	—	(275,166)	—	—	(275,166)
Balance, December 31, 2018	38,767	$39	$312,322	$29,016	$(502)	$(14,364)	$326,511

	Six months ended December 31, 2017
	Common Stock		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, June 30, 2017	37,528	$37	$292,780	$277,774	$(222)	$(9,247)	$561,122
Shares issued in connection with share-based compensation plans	233	1	805	—	—	—	806
Share-based compensation	—	—	4,752	—	—	—	4,752
Purchase of treasury stock	—	—	—	—	—	(1,038)	(1,038)
Other comprehensive loss, net of tax	—	—	—	—	(125)	—	(125)
Net income	—	—	—	27,279	—	—	27,279
Balance, December 31, 2017	37,761	$38	$298,337	$305,053	$(347)	$(10,285)	$592,796

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$(275,166)	$27,279
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,622	27,354
Deferred income tax expense (benefit)	(77,950)	22,169
Share-based compensation	4,985	4,752
Asset impairment charges	369,499	—
Loss on sale of assets	644	233
Loss (gain) on investment securities	—	(2,834)
Amortization of debt discount and other debt issuance costs	8,934	9,987
Other noncash (income) expenses	(510)	87
Changes in assets and liabilities which provided (used) cash:	—
Accounts receivable, net	(25,887)	(52,662)
Inventories	2,156	(12,987)
Prepaid income taxes/Income taxes payable	17,516	15,040
Other assets	(678)	(8,160)
Accounts payable	3,701	28,913
Accrued expenses	(4)	231
Accrued payroll and payroll-related expenses	8,501	11,203
Deferred revenue	23,998	—
Rebates payable	(5,016)	3,786
Royalties payable	3,660	2,564
Restructuring liability	(1,013)	(850)
Settlement liability	8,000	—
Net cash provided by operating activities	93,992	76,105
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,030)	(26,402)
Proceeds from sale of property, plant and equipment	14,091	17
Proceeds from sale of outstanding loan to Variable Interest Entity (“VIE”)	5,600	—
Purchase of intangible asset	(2,000)	(2,038)
Proceeds from sale of investment securities	—	44,924
Purchase of investment securities	—	(42,841)
Net cash provided by (used in) investing activities	5,661	(26,340)
FINANCING ACTIVITIES:
Repayments of long-term debt	(33,422)	(27,283)
Proceeds from issuance of stock	521	806
Payment of debt issuance costs	(1,102)	—
Purchase of treasury stock	(475)	(1,038)
Net cash used in financing activities	(34,478)	(27,515)
Effect on cash and cash equivalents of changes in foreign exchange rates	13	(125)
NET INCREASE IN CASH AND CASH EQUIVALENTS	65,188	22,125
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,586	117,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$163,774	$139,862
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of capitalized interest of $0 and $974 thousand for the six months ended December 31, 2018 and 2017, respectively)	$34,190	$31,250
Income taxes paid (refunded)	$(11,993)	$(7,567)
Credits issued pursuant to a Settlement Agreement	$—	$5,000

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  The Consolidated Balance Sheet as of June 30, 2018 was derived from audited financial statements.

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

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania; Cody, Wyoming; Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its State Road facility in Philadelphia, Pennsylvania.  The Company discontinued distribution from its Townsend Road facility in Philadelphia, Pennsylvania as of January 31, 2019.  The Company intends to sell its Townsend Road facility by the end of Fiscal 2019.

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

Investment securities

The Company’s investment securities consisted of publicly-traded equity securities which were classified as trading investments.  Investment securities were recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Realized and unrealized gains and losses are included in the Consolidated Statements of Operations under Other income (loss).  In May 2018, the Company liquidated the remainder of the investment securities portfolio.  As of December 31, 2018 and June 30, 2018, the Company does not own investment securities.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the assets’ estimated useful lives.  Repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

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

Goodwill

Goodwill, which represented the excess of purchase price over the fair value of net assets acquired, was carried at cost.  Goodwill was tested for impairment on an annual basis on the first day of the fourth quarter of each fiscal year or more frequently if events or triggering events indicate that the asset might be impaired.  The Company utilized a quantitative assessment to determine the fair value of our reporting unit (generic pharmaceuticals) based on market data as well as projected cash flows. If the carrying value of our reporting unit exceeded its fair value, the difference would be recorded as a goodwill impairment, not to exceed the carrying amount of goodwill.  The Company’s fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows.  The judgments made in determining the estimated fair value of goodwill can materially impact our results of operations.

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and six months ended December 31, 2018 and 2017:

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
Medical Indication	2018	2017	2018	2017
Antibiotic	$4,187	$3,552	$8,276	$6,900
Anti-Psychosis	14,036	22,799	24,924	37,791
Cardiovascular	25,680	10,135	47,450	21,441
Central Nervous System	6,187	6,925	13,384	15,742
Gallstone	2,489	5,282	4,703	11,846
Gastrointestinal	10,009	15,055	25,048	29,608
Glaucoma	512	2,164	1,060	4,832
Migraine	12,551	15,484	22,288	30,499
Muscle Relaxant	3,121	3,219	6,300	7,010
Pain Management	8,968	6,128	13,915	11,889
Respiratory	1,163	2,230	2,178	3,876
Thyroid Deficiency	88,477	68,794	142,354	116,008
Urinary	1,606	2,840	3,158	5,837
Other	6,827	13,105	21,168	25,802
Contract manufacturing revenue	7,905	6,593	12,566	10,185
Net sales	$193,718	$184,305	$348,772	$339,266

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2018 and 2017, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Product 1	46%	37%	41%	34%
Product 2	7%	12%	7%	10%

The following table presents the percentage of total net sales, for the three and six months ended December 31, 2018 and 2017, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Customer A	18%	22%	23%	25%
Customer B	14%	—	8%	—
Customer C	14%	19%	16%	20%
Customer D	13%	5%	11%	5%
Customer E	3%	13%	3%	8%

The Company’s primary finished goods inventory supplier is Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 34% and 39% of the Company’s inventory purchases during the three months ended December 31, 2018 and 2017, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 33% and 36% of the Company’s inventory purchases during the six months ended December 31, 2018 and 2017, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Rebates

Rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. Additionally, as a result of the Patient Protection and Affordable Care Act (“PPACA”) enacted in the U.S. in March 2010, the Company participates in a new cost-sharing program for certain Medicare Part D beneficiaries designed primarily for the sale of brand drugs and certain generic drugs if their Food and Drug Administration (“FDA”) approval was granted under a New Drug Application (“NDA”) or 505(b) NDA versus an Abbreviated New Drug application (“ANDA’).  Because our drugs used for the treatment of thyroid deficiency and our Morphine Sulfate Oral Solution product were both approved by the FDA as 505(b)(2) NDAs, they are considered “brand” drugs for purposes of the PPACA. Drugs purchased within the Medicare Part D coverage gap (commonly referred to as the “donut hole”) result in additional rebates. The Company estimates the reserve for rebates and other promotional credit programs based on the specific terms in each agreement when revenue is recognized. The reserve for rebates increases (decreases) as sales to certain wholesale and retail customers increase (decrease). However, since these rebate programs are not identical for all customers, the size of the reserve will depend on the mix of sales to customers that are eligible to receive rebates.

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

Contingencies

Loss contingencies, including litigation-related contingencies, are included in the Consolidated Statements of Operations when the Company concludes that a loss is both probable and reasonably estimable.  Legal fees for litigation-related matters are expensed as incurred and included in the Consolidated Statements of Operations under the Selling, general and administrative expenses line item.

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

Self-Insurance

Effective January 1, 2017, the Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of December 31, 2018 totaled $2.9 million and was not material to the financial position of the Company as of June 30, 2018.

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

On December 22, 2017, President Trump signed the Tax Cut and Jobs Act legislation (“2017 Tax Reform”) into law, which included a broad range of tax reform provisions affecting businesses, including corporate tax rates, business deductions and international tax provisions.  Many of these provisions significantly differ from the then-current U.S. tax law, resulting in pervasive financial reporting implications.  As a result of the new law, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of 2017 Tax Reform.  SAB 118 requires registrants to report the tax effects of 2017 Tax Reform, inclusive of provisional amounts for which the accounting is incomplete but a reasonable estimate can be determined.  SAB 118 also allows for a measurement period of up to one year in cases where a registrant reports a provisional amount or is unable to reasonably estimate the impact of 2017 Tax Reform.   In the second quarter of Fiscal 2019, the Company finalized the provisional amounts without any further adjustments, in accordance with the expiration of the SAB 118 measurement period.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including additional shares that would have been outstanding related to potentially dilutive securities.  These potentially dilutive securities consist of stock options, unvested restricted stock and performance-based shares.  Anti-dilutive securities are excluded from the calculation.  Dilutive shares are also excluded in the calculation in periods of net loss because the effect of including such securities would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss), but excluded from income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which created ASC Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The authoritative guidance is effective for annual reporting periods beginning after December 15, 2017.  Based on a review of the contracts representing a substantial portion of our revenues, which is primarily generated from product sales, the Company determined that the updated guidance does not have a material impact on our disclosures or the timing and recognition of our revenues.  Under the new standard, the Company estimates certain amounts as variable consideration, specifically any “failure-to-supply” adjustments at the point of product sale in future periods.

The new revenue standard also impacts the timing of the Company’s revenue recognition by requiring recognition of certain contract manufacturing arrangements to change from “upon shipment or delivery” to “over time”.  However, the recognition of these arrangements over time does not currently have a material impact on the Company’s consolidated results of operations or financial position.

The cumulative impact of the adoption of ASC 606 resulted in a $2.3 million adjustment, net of tax, to opening retained earnings on July 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize right-of-use assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted.  In December 2018, the FASB issued ASU 2018-20, Leases — Narrow Scope Improvements for lessors, which allows entities to choose an additional transition method of adoption, under which an entity initially applies the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earinings in the period of adoption.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The standard was adopted on July 1, 2018 and did not have an impact on the Company’s consolidated financial statements.

Note 4.  Restructuring Charges

Cody Restructuring Program

On June 29, 2018, the Company announced a restructuring plan with respect to Cody Labs (the “Cody Restructuring Plan”).  The plan focuses on a more select set of opportunities which will result in streamlined operations, improved efficiencies and a reduced cost structure.  The Company currently estimates that it will incur approximately $4.5 million of total costs to implement the Cody Restructuring Plan, comprised primarily of approximately $3.0 million of severance and employee-related costs.

The expenses associated with the Cody Restructuring Plan included in restructuring expenses (credits) during the three and six months ended December 31, 2018 were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2018	December 31, 2018
Employee separation costs (credits)	$(640)	$(496)
Facility closure costs	—	—
Total	$(640)	$(496)

In the second quarter of Fiscal 2019, the Company adjusted separation costs related to changes in stock price for unvested equity awards, which will be paid upon termination to certain employees.

A reconciliation of the changes in restructuring liabilities associated with the Cody Restructuring Plan from June 30, 2018 through December 31, 2018 is set forth in the following table:

(In thousands)	Employee Separation Costs	Facility Closure Costs	Total
Balance at June 30, 2018	$3,092	$—	$3,092
Restructuring Charges	(496)	—	(496)
Payments	(1,074)	—	(1,074)
Balance at December 31, 2018	$1,522	—	$1,522

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

The expenses associated with the restructuring program included in restructuring expenses during the three and six months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2018	2017	2018	2017
Employee separation costs (credits)	$293	$210	$707	$(380)
Facility closure costs	560	825	1,024	1,942
Total	$853	$1,035	$1,731	$1,562

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2018 through December 31, 2018 is set forth in the following table:

(In thousands)	Employee Separation Costs	Facility Closure Costs	Total
Balance at June 30, 2018	$3,614	$—	$3,614
Restructuring Charges	707	1,024	1,731
Payments	(150)	(1,024)	(1,174)
Balance at December 31, 2018	$4,171	$—	$4,171

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at December 31, 2018 and June 30, 2018:

(In thousands)	December 31, 2018	June 30, 2018
Gross accounts receivable	$515,266	$503,175
Less Chargebacks reserve	(128,102)	(153,034)
Less Rebates reserve	(34,673)	(33,102)
Less Returns reserve	(49,508)	(43,059)
Less Other deductions	(26,263)	(20,021)
Less Allowance for doubtful accounts	(1,356)	(1,308)
Accounts receivable, net	$275,364	$252,651

For the three months ended December 31, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $334.6 million, $78.8 million, $11.3 million, and $20.7 million, respectively.  For the three months ended December 31, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $220.2 million, $77.6 million, $4.1 million, and $16.3 million, respectively.

For the six months ended December 31, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $612.6 million, $143.6 million, $18.7 million, and $34.6 million, respectively.  For the six months ended December 31, 2017, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $474.9 million, $156.1 million, $14.5 million, and $28.6 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the six months ended December 31, 2018 and 2017:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2018	$153,034	$82,502	$43,059	$20,021	$298,616
Adjustment related to adoption of ASC 606	—	—	—	3,536	3,536
Current period provision	612,560	143,578	18,662	34,574	809,374
Credits issued during the period	(637,492)	(147,023)	(12,213)	(31,868)	(828,596)
Balance at December 31, 2018	$128,102	$79,057	$49,508	$26,263	$282,930

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2017	$79,537	$87,616	$42,135	$11,096	$220,384
Current period provision	474,882	156,073	14,541	28,623	674,119
Credits issued during the period	(499,959)	(157,071)	(11,881)	(21,713)	(690,624)
Balance at December 31, 2017	$54,460	$86,618	$44,795	$18,006	$203,879

For the three months ending December 31, 2018 and 2017, as a percentage of gross sales the provision for chargebacks was 53.0% and 44.4%, the provision for rebates was 12.5% and 15.7%, the provision for returns was 1.8% and 0.8% and the provision for other adjustments was 3.3% and 3.3%, respectively.

For the six months ending December 31, 2018 and 2017, as a percentage of gross sales the provision for chargebacks was 53.5% and 47.3%, the provision for rebates was 12.5% and 15.6%, the provision for returns was 1.6% and 1.4%, and the provision for other adjustments was 3.0% and 2.9%, respectively.

On July 1, 2018, the Company adopted ASC 606 which resulted in a $3.2 million pre-tax adjustment to opening retained earnings and accounts receivable, of which $3.5 million related to “failure-to-supply” reserves offset by $0.3 million related to the timing of recognition of certain contract manufacturing arrangements.

The decrease in the chargebacks reserve from June 30, 2018 to December 31, 2018 was primarily the result of increased customer orders in June 2018 in advance of a mid-week holiday as well as a related maintenance shutdown of the Company’s Seymour, Indiana manufacturing facility in the first week of July 2018.  The Amneal Distribution and Transition Support Agreement (the “Amneal Agreement”), which shifted the Company’s sales of Levothyroxine Sodium Tablets directly to Amneal, also contributed to the decrease in the chargebacks reserve.  The activity in the “Other” category for the six months ended December 31, 2018 and 2017 includes, shelf-stock, shipping and other sales adjustments including prompt payment discounts and “failure-to-supply” adjustments.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 6.  Inventories

Inventories at December 31, 2018 and June 30, 2018 consisted of the following:

(In thousands)	December 31, 2018	June 30, 2018
Raw materials	$57,780	$64,647
Work-in-process	30,726	19,983
Finished goods	47,622	57,005
Total	$136,128	$141,635

Inventory balances were written-down by $20.7 million and $11.9 million at December 31, 2018 and June 30, 2018, respectively for excess and obsolete inventory amounts.  During the three months ended December 31, 2018 and 2017, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $8.9 million and $2.2 million, respectively.  During the six months ended December 31, 2018 and 2017, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $12.8 million and $4.4 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets, including inventory totaling $3.4 million, and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of December 31, 2018.  See Note 22 “Assets Held for Sale” for more information.

Note 7.  Property, Plant and Equipment

Property, plant and equipment, net at December 31, 2018 and June 30, 2018 consisted of the following:

(In thousands)	Useful Lives	December 31, 2018	June 30, 2018
Land	—	$2,283	$2,900
Building and improvements	10 - 39 years	85,958	105,041
Machinery and equipment	5 - 10 years	156,903	173,988
Furniture and fixtures	5 - 7 years	3,224	4,099
Less: accumulated depreciation		(79,991)	(89,996)
		168,377	196,032
Construction in progress		27,230	37,215
Property, plant and equipment, net		$195,607	$233,247

Depreciation expense for the three months ended December 31, 2018 and 2017 was $5.7 million and $5.4 million, respectively.  Depreciation expense for the six months ended December 31, 2018 and 2017 was $12.2 million and $11.1 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets, including property, plant and equipment totaling $36.6 million, and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of December 31, 2018.  In addition, as part of the held for sale classification, the Company is required to record the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody API property, plant and equipment assets.  See Note 22 “Assets Held for Sale” for more information.  During the three months ended December 31, 2018, the Company had no impairment charges related to property, plant and equipment.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.7 million and $1.1 million at December 31, 2018 and June 30, 2018, respectively.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

The fair value of our long-term debt was approximately $727 million and $893 million as of December 31, 2018 and June 30, 2018, respectively.  We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of equity securities classified as trading.

In May 2018, the Company liquidated the remainder of the investment securities portfolio.  As of December 31, 2018 and June 30, 2018, the Company does not own investment securities.

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

Note 10. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended December 31, 2018 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2018	$339,566
Goodwill acquired	—
Impairment	(339,566)
Balance at December 31, 2018	$—

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

Intangible assets, net as of December 31, 2018 and June 30, 2018, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018

Definite-lived:
Cody Labs import license	15	$—	$581	$—	$(386)	$—	$195
KUPI product rights	15	416,154	416,154	(83,712)	(69,840)	332,442	346,314
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(3,928)	(3,295)	15,072	15,705
Silarx product rights	15	10,000	10,000	(2,389)	(2,056)	7,611	7,944
Other product rights	13	21,692	19,693	(3,396)	(1,875)	18,296	17,818
Total definite-lived		$469,766	$468,348	$(96,345)	$(80,372)	$373,421	$387,976

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	36,449	—	—	36,449	36,449
Total intangible assets, net		$506,215	$504,797	$(96,345)	$(80,372)	$409,870	$424,425

For the three months ended December 31, 2018 and 2017, the Company recorded amortization expense of $8.2 million.  For the six months ended December 31, 2018 and 2017, the Company recorded amortization expense of $16.4 million and $16.3 million, respectively.

Future annual amortization expense consisted of the following as of December 31, 2018:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2019	$15,224
2020	30,443
2021	30,443
2022	30,443
2023	30,443
Thereafter	236,425
$373,421

Note 11.  Long-Term Debt

Long-term debt, net consisted of the following:

	December 31,	June 30,
(In thousands)	2018	2018
Term Loan A due 2020; 7.52% as of December 31, 2018	$213,526	$227,276
Unamortized discount and other debt issuance costs	(8,843)	(10,178)
Term Loan A, net	204,683	217,098
Term Loan B due 2022; 7.90% as of December 31, 2018	650,338	670,011
Unamortized discount and other debt issuance costs	(41,569)	(47,839)
Term Loan B, net	608,769	622,172
Revolving Credit Facility due 2020	—	—
Total debt, net	813,452	839,270
Less short-term borrowings and current portion of long-term debt	(66,845)	(66,845)
Total long-term debt, net	$746,607	$772,425

On December 10, 2018, the Company entered into an amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement.  Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3:25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4:00:1:00 as of September 30, 2020.  In exchange, the Company agreed to include a minimum liquidity covenant of $75 million, a 25-basis point increase to the interest rate margin paid on the Term A Loans and pay a consent fee equal to 50 basis points, paid only to consenting lenders.

Long-term debt amounts due, for the twelve-month periods ending December 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2019	$66,845
2020	225,371
2021	39,345
2022	532,303
Total	$863,864

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

Texas Medicaid Investigation

In August 2015, KUPI received a letter from the Texas Office of the Attorney General alleging that it had inaccurately reported certain price information in violation of the Texas Medicaid Fraud Prevention Act. UCB, KUPI’s previous parent company is handling the defense and is evaluating the allegations and cooperating with the Texas Attorney General’s Office.  Per the terms of the Stock Purchase Agreement between the Company and UCB (“Stock Purchase Agreement”) dated September 2, 2015, the Company is fully indemnified for any pre-acquisition amounts.  In December 2018, KUPI and the State of Texas settled the allegations for the sum of $8.0 million, which is fully indemnified by UCB.  UCB forwarded the $8.0 million to KUPI in December 2018 and, following its receipt of the fully executed settlement agreement, KUPI forwarded the settlement funds to the State of Texas in January 2019.

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of December 31, 2018 and June 30, 2018, the Company’s best estimate of the liability for potential overcharges was approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

EPA Violation Notice

On July 13, 2017, the United States Department of Environmental Protection Agency (“EPA”) sent a Finding of Violation to KUPI alleging several violations of national emissions standards for hazardous air pollutants at KUPI’s Seymour, Indiana facility.  The EPA and KUPI have entered into an agreed Administrative Consent Order and Consent Assessment and Final Order to resolve the alleged violations, whereby KUPI made a payment of $60,000 to the EPA and escrowed the sum of $225,000 to be used to fund an environmental project. The Orders were fully executed on December 31, 2018.

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

On January 22, 2018, three opt-out direct purchasers filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for at least 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen. On August 3, 2018, another opt-out direct purchaser filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for 16 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen.   On January 16, 2019, another opt-out direct purchaser filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for the 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol, baclofen and acetazolamide. None of the defendants, including the Company, has responded yet to the opt-out complaints.

In addition to the lawsuits brought by private plaintiffs, the Attorneys General of 48 states, the District of Columbia and Puerto Rico have filed parens patriae lawsuits alleging price-fixing conspiracies by various generic pharmaceutical manufacturers.  The JPML has consolidated the suits by the state Attorneys General in the Eastern District of Pennsylvania as part of the multidistrict litigation. The original lawsuits did not name the Company, but the state Attorneys General filed an amended complaint on June 5, 2018 to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, although the state Attorneys General allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  None of the defendants, including the Company, has responded yet to the amended complaint.

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

On September 25, 2018, two other alleged direct purchasers filed a purported class action complaint alleging an overreaching, industry-wide horizontal and vertical conspiracy involving the company, other generic pharmaceutical manufacturers, and various pharmaceutical distributors to allocate markets and fix prices generally for a variety of generic drugs. The case has been added to the multidistrict litigation. On December 21, 2018, the plaintiffs filed an amended complaint. None of the defendants, including the Company, has responded yet to the amended complaint.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its officers claiming that the Company damaged the purported class by including in its securities filings false and misleading statements regarding the Company’s drug pricing methodologies and internal controls.  An amended complaint was filed in May 2017, and the Company filed a motion to dismiss the amended complaint in September 2017.  In December 2017, counsel for the putative class filed a second amended complaint, and the Court denied as moot the Company’s motion to dismiss the first amended complaint.  The Company filed a motion to dismiss the second amended complaint in February 2018.  In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint.  The Company filed a motion to dismiss the third amended complaint in November 2018.  The Company cannot reasonably predict the outcome of the suit at this time.

In July 2018, a shareholder derivative complaint was filed against the Company and certain of its current and former directors and executives in the United States District Court for the Eastern District of Pennsylvania.  The derivative complaint alleges that the Company engaged in an illegal conspiracy to fix generic drug prices and that the Company’s directors and executives violated their fiduciary duties by allowing the Company to violate the applicable laws and regulations and failing to take any action to curtail management’s deliberate price-fixing scheme.  The derivative complaint includes causes of action for violation of Section 10(b) of the Exchange Act, violation of Section 14(a) of the Exchange Act, violation of Section 29(a) of the Exchange Act, and for breach of fiduciary duty. In October 2018, the Court issued an order stating the derivative suit for all purposes for a period of 180 days or until the Court issues an order on the motion to dismiss the third amended complaint filed in the matter of Utesch v. Lannett Co., Inc., et al., No. 2:16cv-05932, whichever is later. The Company cannot reasonably predict the outcome of the suit at this time.

In October 2018, a putative class action lawsuit was filed against the Company and two of its officers in the federal court for the Eastern District of Pennsylvania, alleging that the Company, its Chief Executive Officer and its Chief Financial Officer damaged the purported class by making false and misleading statements in connection with the possible renewal of the JSP Distribution Agreement.   The Company and the corporate executives named in the complaint deny that they made any false or misleading statements.  In December 2018, counsel for the putative class filed an amended complaint. The Company moved to dismiss the amended complaint in January 2019.  The Company cannot reasonably predict the outcome of this suit at this time.

In December 2018, the Chairman of the Company’s Board of Directors received a letter sent on behalf of two purported shareholders demanding that the Company’s Board of Directors investigate and commence legal proceedings against certain former and/or current directors, officers, and agents of the Company relating to alleged breaches of fiduciary duties, corporate waste, and unjust enrichment. The Company and the Company’s Board of Directors responded to the demand letter by requesting that the purported shareholders provide proof of their status and shareholders of the Company. The Company and the Company’s Board of Directors recently received a reply to the letter sent in response to the demand letter and are reviewing the information provided. At this time the Company cannot reasonably predict what outcome, if any, will follow from the Company and the Company’s Board of Director’s receipt of the demand letter.

Genus Life Sciences

In December 2018, Genus Lifesciences, Inc. (“Genus”) sued the Company, Cody Labs, and others in California federal court, alleging violations of the Lanham Act, Sherman Act, and California false advertising law.  Genus received FDA approval for a cocaine hydrochloride product in December 2018, and its claims are premised in part on allegations that the Company falsely advertises its unapproved cocaine hydrochloride product, C-Topical.  The Company denies that it is falsely advertising its C-Topical product and continues to market its unapproved product relying on the Guidance for FDA Staff and Industry, Marketed Unapproved Drugs — Compliance Policy Guide, pending approval of its 505(b)(2) application.  The Company cannot reasonably predict the outcome of this suit at this time.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2019 and the twelve-month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2019	$922
2020	1,855
2021	1,406
2022	1,080
2023	1,080
Thereafter	4,158
Total	$10,501

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

In the first quarter of Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million and, in addition to assigning 50% of all right, title and interest in the loan and loan documents, the Company relinquished its right to convert a portion of the outstanding loan balance to an equity interest in the entity. As of December 31, 2018, $5.8 million was outstanding under the revolving loan and is included in other assets.  In addition to the loan repayment, the agreement was amended to eliminate the Company’s ability to convert the outstanding loan balance into an ownership interest.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of December 31, 2018 and 2017:

(In thousands)	December 31, 2018	December 31, 2017
Foreign Currency Translation
Beginning Balance, June 30	$(515)	$(222)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	13	(125)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	13	(125)
Ending Balance, December 31	(502)	(347)
Total Accumulated Other Comprehensive Loss	$(502)	$(347)

Note 15.  Earnings (Loss) Per Common Share

A dual presentation of basic and diluted earnings (loss) per common share is required on the face of the Company’s Consolidated Statement of Operations as well as a reconciliation of the computation of basic earnings per common share to diluted earnings per common share.  Basic earnings (loss) per common share excludes the dilutive impact of potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per common share is computed using the treasury stock method and includes the effect of potential dilution from the exercise of outstanding stock options and treats unvested restricted stock and performance-based shares as if they were vested.  Potentially dilutive securities have been excluded in the weighted average number of common shares used for the calculation of earnings per share in periods of net loss because the effect of including such securities would be anti-dilutive.  A reconciliation of the Company’s basic and diluted earnings (loss) per common share was as follows:

	Three Months Ended December 31,
(In thousands, except share and per share data)	2018	2017

Net income	$12,362	$14,022

Basic weighted average common shares outstanding	37,761,176	37,066,902
Effect of potentially dilutive stock options and restricted stock awards	1,351,371	1,223,456
Diluted weighted average common shares outstanding	39,112,547	38,290,358

Earnings per common share:
Basic	$0.33	$0.38
Diluted	$0.32	$0.37

	Six Months Ended December 31,
(In thousands, except share and per share data)	2018	2017

Net income (loss)	$(275,166)	$27,279

Basic weighted average common shares outstanding	37,674,200	37,029,483
Effect of potentially dilutive stock options and restricted stock awards	—	1,058,343
Diluted weighted average common shares outstanding	37,674,200	38,087,826

Earnings (loss) per common share:
Basic	$(7.30)	$0.74
Diluted	$(7.30)	$0.72

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended December 31, 2018 and 2017 were 540 thousand and 3.0 million, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the six months ended December 31, 2018 and 2017 were 2.2 million and 3.0 million, respectively.

Note 16.  Warrant

In connection with the KUPI acquisition on November 25, 2015, Lannett issued to UCB Manufacturing a warrant to purchase up to a total of 2.5 million shares of Lannett’s common stock (the “Warrant”).

The Warrant had a term of three years (expiring November 25, 2018) and an exercise price of $48.90 per share, subject to customary adjustments, including for stock splits, dividends and combinations.  The Warrant also contained a “weighted average” anti-dilution adjustment provision.  The fair value included as part of the total consideration transferred to UCB at the acquisition date was $29.9 million.  The fair value assigned to the Warrant was determined using the Black-Scholes valuation model.  The Company concluded that the warrant was indexed to its own stock and therefore the Warrant was classified as an equity instrument.  On November 25, 2018, the Warrant expired and was not exercised.

Note 17.  Share-Based Compensation

At December 31, 2018, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans authorized an aggregate total of 4.5 million shares to be issued.  The plans have a total of 615 thousand shares available for future issuances.  On January 23, 2019, the shareholders of the Company approved an Amendment to and Restatement of the 2014 LTIP to increase the amount of shares authorized to be issued by 2.0 million shares.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of December 31, 2018, there was $14.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the six months ended December 31, 2018 and 2017:

	Six Months Ended
	December 31, 2018	December 31, 2017
Risk-free interest rate	2.9%	1.9%
Expected volatility	58.4%	57.4%
Expected dividend yield	—%	—%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.3 years	5.4 years
Weighted average fair value	$6.52	$9.06

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

A stock option roll-forward as of December 31, 2018 and changes during the six months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at June 30, 2018	1,057	$22.46	$2,584	5.4
Granted	73	$12.20
Exercised	(32)	$4.39	$141
Forfeited, expired or repurchased	(336)	$34.95
Outstanding at December 31, 2018	762	$16.71	$170	5.2

Vested and expected to vest at December 31, 2018	752	$16.74	$170	5.1
Exercisable at December 31, 2018	648	$16.84	$170	4.4

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% for the six months ended December 31, 2018 and 2017.

A summary of restricted stock awards as of December 31, 2018 and changes during the six months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2018	704	$20.06
Granted	1,170	$9.91
Vested	(383)	$20.12	$3,732
Forfeited	(94)	$14.33
Non-vested at December 31, 2018	1,397	$11.93

Performance-Based Shares

On September 22, 2017 and July 30, 2018, the Company approved and granted performance-based awards to certain key executives.  The stock-settled awards will vest based on relative Total Shareholder Return (“TSR”) over a three-year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of December 31, 2018 and changes during the current fiscal year, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2018	20	$25.58
Granted	52	$17.69
Vested	—	$—	$—
Forfeited	—	$—
Non-vested at December 31, 2018	72	$19.92

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the six months ended December 31, 2018 and 2017, 95 thousand shares and 28 thousand shares were issued under the ESPP, respectively.  As of December 31, 2018, 702 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2018	2017	2018	2017
Selling, general and administrative expenses	$1,095	$1,926	$3,309	$3,713
Research and development expenses	199	176	400	327
Cost of sales	655	461	1,276	712
Total	$1,949	$2,563	$4,985	$4,752

Tax benefit at statutory rate	$439	$756	$1,122	$1,402

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended December 31, 2018 and 2017 were $445 thousand and $458 thousand, respectively.  Contributions to the Plan during the six months ended December 31, 2018 and 2017 were $1.1 million and $1.0 million, respectively.

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

The federal, state and local income tax expense for the three months ended December 31, 2018 was $2.6 million compared to $18.1 million for the three months ended December 31, 2017.  The effective tax rates for the three months ended December 31, 2018 and 2017 were 17.6% and 56.4%, respectively.  The effective tax rate for the three months ended December 31, 2018 was lower compared to the three months ended December 31, 2017 primarily due to the application of 2017 Tax Reform in the prior-year period, which resulted in a revaluation of the Company’s net long term deferred tax assets.  In addition, the federal statutory tax rate for the three months ended December 31, 2018 was 21% compared to a blended federal statutory tax rate of 28% in the prior-year period.

The federal, state and local income tax benefit for the six months ended December 31, 2018 was $73.0 million compared to income tax expense of $25.6 million for the six months ended December 31, 2017.  The effective tax rates for the six months ended December 31, 2018 and 2017 were 21.0% and 48.4%, respectively.  The effective tax rate for the six months ended December 31, 2018 was lower compared to the six months ended December 31, 2017 primarily due to the application of 2017 Tax Reform in the prior-year period, which resulted in a revaluation of the Company’s net long term deferred tax assets.  In addition, the federal statutory tax rate for the six months ended December 31, 2018 was 21% compared to a blended federal statutory tax rate of 28% in the prior-year period.

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

As of December 31, 2018 and June 30, 2018, the Company has total unrecognized tax benefits of $2.2 million and 2.5 million, respectively, which would impact the Company’s effective tax rate if recognized.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended December 31, 2018 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of December 31, 2018 and June 30, 2018.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

As of December 31, 2018 and June 30, 2018, the Company had net long term deferred tax assets of $100.0 million and $22.1 million, respectively.  The significant increase was primarily a result of the goodwill impairment charge recorded in the first quarter of Fiscal 2019, which negatively impacted book income, but is excluded from the calculation of taxable income.

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

Note 20.  Related Party Transactions

The Company had sales of $1.0 million and $1.2 million during the three months ended December 31, 2018 and 2017, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group.  Sales to Auburn for the six months ended December 31, 2018 and 2017 were $1.5 million and $2.0 million, respectively.  Jeffrey Farber, a current board member, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $849 thousand and $585 thousand at December 31, 2018 and June 30, 2018, respectively.

The Company also had sales of $920 thousand and $516 thousand during the three months ended December 31, 2018 and 2017, respectively, to a generic distributor, KeySource, which is a member of the OptiSource Buying Group.  Sales to KeySource for the six months ended December 31, 2018 and 2017 were $1.5 million and $983 thousand, respectively.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $605 thousand and $514 thousand as of December 31, 2018 and June 30, 2018, respectively.

The Company incurred expenses totaling $188 thousand and $369 thousand during the three and six months ended December 31, 2018, respectively, for online medical benefit services provided by a subsidiary of a variable interest entity.  See Note 13 “Commitments” for more information.  Accounts payable includes amounts due to the variable interest entity of $58 thousand as of June 30, 2018.  There were no amounts due to the variable interest entity as of December 31, 2018.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier is JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 34% and 39% of the Company’s inventory purchases in the three months ended December 31, 2018 and 2017, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 33% and 36% of the Company’s inventory purchases in the six months ended December 31, 2018 and 2017, respectively.

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

Note 22.  Assets Held for Sale

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business, which includes the manufacturing and distribution of active pharmaceutical ingredients for use in finished goods production.  As such, all assets and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of December 31, 2018.  As part of the held for sale classification, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody long-lived assets.

The following table summarizes the assets and liabilities of the Cody API business as of December 31, 2018:

(In thousands)	December 31, 2018
Assets
Inventories	$3,351
Other current assets	355
Property, plant and equipment	6,736
Intangible assets, net	176
Other assets	804
Total assets held for sale	$11,422
Liabilities
Accounts payable	$291
Accrued expenses	138
Accrued payroll and payroll-related expenses	775
Total liabilities held for sale	$1,204

The following table summarizes the financial results of the Cody API business for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2018	2017	2018	2017
Net sales	$654	$387	$2,142	$1,086
Pretax loss attributable to Cody API business	(4,314)	(4,468)	(39,335)	(9,957)

The loss attributable to the Cody API business during the six months ended December 31, 2018 includes the $29.9 million impairment charge to adjust the long-lived assets to its fair value less costs to sell.

Note 23. Amneal Distribution and Transition Support Agreement

On November 9, 2018, the Company entered into the Amneal Agreement, pursuant to which Amneal will be the Company’s sole customer for Levothyroxine Sodium Tablets USP (the “Product”) from December 1, 2018 through March 23, 2019 and Amneal will re-sell the Product to its customers.  Pursuant to the terms of the Agreement, the Company will receive an upfront payment of $50 million, which will guarantee the Company at least $50 million of gross profit on approximately $80 million of net sales of the Product during the term of the Agreement, subject to certain adjustments.  The Company will continue to distribute Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP and Digoxin Tablets USP pursuant to its distribution agreement with JSP through March 23, 2019.  Upon the effective date of the agreement on December 1, 2018, the Company received an upfront payment of $43.0 million, which was recorded as deferred revenue in the Consolidated Balance Sheet, with the remaining $7.0 million to be received on February 1, 2019.  As of December 31, 2018, based on Product sold to Amneal under the agreement, the remaining deferred revenue balance is $24.0 million.

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

The following information should be read in conjunction with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  All references to “Fiscal 2019” or “Fiscal Year 2019” shall mean the fiscal year ending June 30, 2019 and all references to “Fiscal 2018” or “Fiscal Year 2018” shall mean the fiscal year ended June 30, 2018.

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

The Company operates pharmaceutical manufacturing plants in Philadelphia, Pennsylvania; Cody, Wyoming; Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its State Road facility in Philadelphia, Pennsylvania.  The Company discontinued distribution from its Townsend Road facility in Philadelphia, Pennsylvania as of January 31, 2019.  The Company intends to sell its Townsend Road facility by the end of Fiscal 2019.

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

Net sales of JSP products totaled $253.1 million and $144.9 million in Fiscal Year 2018 and the first six months of Fiscal Year 2019, respectively.  Of that amount, Levothyroxine Sodium Tablets USP net sales totaled $245.9 million and $142.4 million in Fiscal Year 2018 and the first six months of Fiscal Year 2019, respectively.  Gross margins were approximately 60% in both periods.

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

As noted above, JSP’s decision not to renew or extend its distribution agreement with us will materially adversely affect our future operating results, liquidity and cash flows, which could impact our ability to comply with the financial and other covenants in our Amended Senior Secured Credit Facility.  As of December 31, 2018, the Company was in compliance with its financial covenants.  As of December 31, 2018, cash and cash equivalents totaled $163.8 million in addition to availability under our undrawn Revolver totaling $125.0 million.

On December 10, 2018, the Company entered into an amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement.  Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3:25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4:00:1:00 as of September 30, 2020.

Based on its projections over the next twelve months, the Company expects to have sufficient liquidity and cashflows to meet its operating and debt service requirements for at least the next twelve months from the issuance of the December 31, 2018 consolidated financial statements.  The Company also expects to be in compliance with its financial covenants during the same period.

Although management cannot predict with certainty the precise impact its plans will have on offsetting the loss of the JSP Distribution Agreement, management is continuing to finalize plans to offset the impact of the loss on a short- and long-term basis.  These plans currently include, among other things, an emphasis on reducing cost of sales, research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses; continuing to accelerate new product launches; increasing the level of strategic partnerships; and reducing capital expenditures. To that end, the Company has already launched more than 15 new products since January 2018, which are expected to generate annualized net sales of over $80 million, and expects to maintain this pace with approximately 10 additional launches in the first half of calendar year 2019, two of which have already launched in January 2019.  The Company has also signed several distribution and in-licensing agreements during this fiscal year that will provide immediate contribution margins in the near future.  Additionally, the Company continues to supplement existing in-process cost reduction plans with additional cost savings initiatives, which is expected to generate annualized cost savings of approximately $66.0 million by the end of Fiscal 2020 when compared to the Fiscal 2018 expenses, of which approximately half will be reinvested into other business growth opportunities.  Management will also continue its emphasis on accelerating ANDA filings, as evidenced by the five ANDAs filed with the FDA in the first half of Fiscal 2019.  Management also plans to attempt, at the appropriate time, to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements and eliminate existing financial covenants, which we expect will increase related interest expense, but will positively impact short-term cash flows.

Amneal Distribution and Transition Support Agreement

On November 9, 2018, the Company entered into a Distribution and Transition Support Agreement (the “Amneal Agreement”) with Amneal Pharmaceuticals, Inc. (“Amneal”) and JSP, pursuant to which Amneal will be the Company’s sole customer for Levothyroxine Sodium Tablets USP (the “Product”) from December 1, 2018 through March 23, 2019 and Amneal will re-sell the Product to its customers.  Pursuant to the terms of the Agreement, the Company will receive an upfront payment of $50 million, which will guarantee the Company at least $50 million of gross profit on approximately $80 million of net sales of the Product during the term of the Agreement, subject to certain adjustments.  The Company will continue to distribute Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP and Digoxin Tablets USP pursuant to its distribution agreement with JSP through March 23, 2019.

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

As a result of the decision to sell the Cody API business, all of the assets, excluding the Cocaine Hydrochloride product line mentioned above, and all of the liabilities associated with the Cody API business, are classified as assets and liabilities held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2018, with such assets and liabilities recorded at fair value less costs to sell.  As a result of a fair value analysis of the Cody API business, the Company recorded an impairment charge of $29.9 million in the first quarter of Fiscal 2019.

Cody Restructuring Plan

On June 29, 2018, the Company announced a restructuring plan related to the future of Cody Laboratories, Inc. and the Company’s operations (the “Cody Restructuring Plan”).  The plan focuses on a more select set of opportunities which will result in streamlined operations, improved efficiencies and a reduced cost structure.  The Company currently estimates that it will incur approximately $4.5 million of total costs to implement the Cody Restructuring Plan, comprised primarily of approximately $3.0 million of severance and employee-related costs.  These amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

2016 Restructuring Plan

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focuses on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The Company estimates that it will incur an aggregate of up to approximately $20.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million relates to employee separation costs, approximately $1.0 million relates to contract termination costs and approximately $8.0 million relates to facility closures costs and other actions.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its State Road facility in Philadelphia, Pennsylvania.  The Company discontinued distribution from its Townsend Road facility in Philadelphia, Pennsylvania as of January 31, 2019.  The Company intends to sell its Townsend Road facility by the end of Fiscal 2019.

Financial Summary

For the second quarter of Fiscal Year 2019, net sales increased to $193.7 million compared to $184.3 million in the same prior-year period.  Gross profit decreased to $69.8 million compared to $87.5 million in the prior-year period and gross profit percentage decreased to 36% compared to 47% in the prior-year period.  R&D expenses decreased 9% to $9.7 million compared to $10.7 million in the second quarter of Fiscal Year 2018 while SG&A expenses decreased 19% to $23.2 million from $28.5 million in the prior-year period.  Restructuring expenses decreased to $213 thousand from $1.0 million in the prior-year period.  Operating income for the second quarter of Fiscal Year 2019 was $36.7 million compared to $47.1 million in the second quarter of Fiscal Year 2018.  Net income for the second quarter of Fiscal Year 2019 was $12.4 million, or $0.32 per diluted share compared to $14.0 million, or $0.37 per diluted share in the second quarter of Fiscal Year 2018.

For the first six months of Fiscal 2019, net sales increased to $348.8 million compared to $339.3 million in the same prior-year period.  Gross profit decreased to $129.0 million compared to $155.1 million in the prior-year period.  Gross profit percentage decreased to 37% compared to 46% in the prior-year period.  R&D expenses increased 8% to $19.5 million compared to $18.1 million in the first six months of Fiscal 2018 while SG&A expenses decreased 8% to $43.8 million from $47.5 million in the prior-year period.  Restructuring expenses decreased to $1.2 million from $1.6 million in the prior-year period.  Operating loss for the first six months of Fiscal 2019, which included asset impairment charges totaling $369.5 million was $305.1 million compared to operating income of $87.8 million in the prior-year period.  Net loss for the first six months of Fiscal 2019 was $275.2 million, or $7.30 per diluted share compared to net income of $27.3 million, or $0.72 per diluted share in the prior-year period.

A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended December 31, 2018 compared with the three months ended December 31, 2017

Net sales increased 5% to $193.7 million for the three months ended December 31, 2018.  The following table identifies the Company’s net product sales by medical indication for the three months ended December 31, 2018 and 2017:

(In thousands)	Three Months Ended December 31,
Medical Indication	2018	2017
Antibiotic	$4,187	$3,552
Anti-Psychosis	14,036	22,799
Cardiovascular	25,680	10,135
Central Nervous System	6,187	6,925
Gallstone	2,489	5,282
Gastrointestinal	10,009	15,055
Glaucoma	512	2,164
Migraine	12,551	15,484
Muscle Relaxant	3,121	3,219
Pain Management	8,968	6,128
Respiratory	1,163	2,230
Thyroid Deficiency	88,477	68,794
Urinary	1,606	2,840
Other	6,827	13,105
Contract manufacturing revenue	7,905	6,593
Net sales	$193,718	$184,305

The increase in net sales was driven by increased volumes of $39.8 million, partially offset by decreased average selling price of products of $30.4 million.  Volumes were favorably impacted due to increased sales of Levothyroxine as customer demand increased in anticipation of the transition of the Product.  Additional sales in the Cardiovascular medical indication related to a distribution agreement entered into with Aralez in November 2017 also contributed to increased volumes.  On August 10, 2018, Aralez filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York and continues to operate its business in the normal course.  The Company does not believe this will materially affect our distribution agreement with Aralez.  Average selling prices were negatively impacted by price protection and stock-shelf adjustments in the second quarter of Fiscal 2019 as a result of anticipated price increases and decreases, respectively, on certain products.  Average selling prices were also impacted by product mix, changes within distribution channels and, to a lesser extent, competitive pricing pressures.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $7.1 million during the three months ended December 31, 2018 and 2017, respectively.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	30%	(12)%
Anti-Psychosis	(15)%	(23)%
Cardiovascular	133%	20%
Central Nervous System	(3)%	(8)%
Gallstone	8%	(61)%
Gastrointestinal	(3)%	(31)%
Glaucoma	(58)%	(18)%
Migraine	(7)%	(12)%
Muscle Relaxant	13%	(16)%
Pain Management	62%	(16)%
Respiratory	(47)%	(1)%
Thyroid Deficiency	34%	(5)%
Urinary	(17)%	(26)%

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

In August 2018, the Company entered into an exclusive perpetual licensing agreement with Andor Pharmaceuticals, LLC (“Andor”) for Methylphenidate ER tablets USP (CII) in 18 mg, 27 mg, 36 mg and 54 mg strengths.  Andor’s pending ANDA of Methylphenidate included all bioequivalence metrics recommended by the FDA and is expected to be approved as an AB-rated generic equivalent to the brand Concerta®.

Under the licensing agreement with Andor, Lannett will primarily provide sales, marketing and distribution support of Andor’s Methylphenidate ER product, for which it will receive a percentage of the net profits.

Pain Management. Cocaine Topical Solution (“C-Topical”)

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product.  This approval affects the Company’s right to market and sell its unapproved C-Topical product.  According to FDA guidance, the FDA typically allows the marketing of unapproved products for up to one year following the approval of an NDA for the product.  Subsequently, the Company would not be permitted to market and sell its unapproved C-Topical product.  During the six months ended December 31, 2018 and 2017, the Company’s net sales of C-Topical were $7.0 million and $9.7 million, respectively.

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

The competitor filed a citizen petition with the FDA in February 2019, claiming that the grant of the NCE exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application.  The Company intends to file an opposition to the citizen petition.

At this time, the Company cannot predict the ultimate impact that these developments will have on its business and financial performance, including but not limited to any possible price reductions based on the competitor product, for how long the Company will continue to be permitted to market and sell C-Topical, or the possible effect on the Company’s pending NDA application.

Gastrointestinal. Polyethylene Glycol (PEG)3350 (“Glycolax”)

On April 2, 2018, the FDA issued a Federal Register notice (Docket No. FDA-2008-N-0549) indicating that it was affirming a preliminary summary judgment decision that the FDA issued in 2014, denying a hearing, and withdrawing all ANDAs for prescription PEG 3350 products, including the Company’s Glycolax product.  The FDA’s decision is based on the FDA finding that there are no meaningful differences between Rx PEG 3350 products and OTC PEG 3350 products and, therefore, that the Rx products are misbranded.  The FDA ordered the Company’s ANDA withdrawn effective May 2, 2018, after which the Company would no longer be permitted to market or sell its Glycolax product.  The Company disputes the FDA’s finding that there are no meaningful differences and disputes that summary judgment was appropriate in light of the factual issues raised by the ANDA holders.  On April 9, 2018, the Company, along with three other PEG 3350 ANDA holders, filed a request for a stay of the FDA order pending appeal of the decision to the District of Columbia Circuit Court of Appeals.  On April 16, 2018, the FDA granted a stay of its order withdrawing the Company’s ANDA through November 2, 2018, after which the Company will no longer be permitted to market or sell its Glycolax product.  The Company filed an appeal of the FDA withdrawal order to the United States Court of Appeals for the District of Columbia.  In July 2018, the Company filed a brief in support of the appeal.  All briefing was completed by September 15, 2018 and an argument hearing was held on October 12, 2018.  The Company is unable to say whether the Court will decide the appeal prior to the November 2, 2018 withdrawal date.  During the six months ended December 31, 2018 and 2017, the Company’s net sales of Glycolax were $6.0 million and $8.3 million, respectively, although gross profit percentages for this product were in the single-digits in each of these periods.  At this time, the Court has not yet issued a ruling and the Company is unable to determine the outcome of this matter nor can it predict when or if the Company’s product will be removed from the market.

Thalomid®

The Company filed with the FDA an ANDA No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product are invalid, unenforceable and/or not infringed.  On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed.  A settlement agreement was reached and the Court dismissed the lawsuit in October 2017.  Pursuant to the settlement agreement, the Company entered into a license agreement that permits Lannett to manufacture and market in the U.S. its generic thalidomide product as of August 1, 2019 or earlier under certain circumstances.  In the second quarter of Fiscal 2019, the Company received a major complete response letter that may delay the Company’s ability to market this product.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended December 31:

(In thousands) Customer Distribution Channel	December 31, 2018	December 31, 2017
Wholesaler/Distributor	$153,641	$126,765
Retail Chain	24,627	40,233
Mail-Order Pharmacy	7,545	10,714
Contract manufacturing revenue	7,905	6,593
Net sales	$193,718	$184,305

Net sales to wholesalers/distributors increased significantly primarily due to additional sales of Levothyroxine related to the Amneal Agreement. Net sales to retail chains decreased significantly as a result of additional sales in the three months ended December 31, 2017 to a customer that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles, for the second quarter of Fiscal 2019 increased 28% to $123.9 million from $96.9 million in the same prior-year period.  The increase was primarily attributable to increased volumes of products sold, and to a lesser extent, increased product royalties.  Product royalties expense included in cost of sales totaled $10.8 million for the second quarter of Fiscal Year 2019 and $7.2 million for the second quarter of Fiscal Year 2018.  Amortization expense included in cost of sales totaled $8.2 million for the second quarter of Fiscal 2019 compared to $7.9 million for the second quarter of Fiscal 2018.

Gross Profit.  Gross profit for the second quarter of Fiscal 2019 decreased 20% to $69.8 million or 36% of net sales.  In comparison, gross profit for the second quarter of Fiscal 2018 was $87.5 million or 47% of net sales.  The decrease in gross profit percentage was primarily attributable to price protection and stock-shelf adjustments in the second quarter of Fiscal 2019 as well as lower average selling price of certain key products and increased product royalties related to a distribution agreement entered into with Aralez in November 2017.

Research and Development Expenses.  Research and development expenses for the second quarter decreased 9% to $9.7 million in Fiscal 2019 from $10.7 million in Fiscal 2018.  The decrease was primarily due to lower incentive compensation-related expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 19% to $23.2 million in the second quarter of Fiscal 2019 compared with $28.5 million in Fiscal 2018.  The decrease was primarily due to lower incentive-based compensation and a reduction of selling and marketing expenses related to product salesforce, partially offset by depreciation related to software integration costs.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan and Cody Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Restructuring Expenses.  Restructuring expenses decreased $822 thousand to $213 thousand for the second quarter of Fiscal Year 2019 compared to the prior-year period primarily due to a reversal of employee separation costs related to the Cody Restructuring Program.  See Note 4 “Restructuring Charges” for more information.

Other Income (Loss).  Interest expense for the three months ended December 31, 2018 totaled $21.5 million compared to $20.7 million for the three months ended December 31, 2017.  The weighted average interest rate for the second quarter of Fiscal 2019 and 2018 was 9.6% and 8.3%, respectively.  Investment income totaled $556 thousand in the second quarter of Fiscal 2019 compared with $2.3 million in the second quarter of Fiscal 2018.

Income Tax.  The Company recorded income tax expense in the second quarter of Fiscal 2019 of $2.6 million compared to $18.1 million in the second quarter of Fiscal 2018.  The effective tax rate for the three months ended December 31, 2018 was 17.6%, compared to 56.4% for the three months ended December 31, 2017.  The effective tax rate for the three months ended December 31, 2018 was lower compared to the three months ended December 31, 2017 primarily due to the application of 2017 Tax Reform in the prior-year period, which resulted in a revaluation of the Company’s net long term deferred tax assets.  In addition, the federal statutory tax rate for the three months ended December 31, 2018 was 21% compared to a blended federal statutory tax rate of 28% in the prior-year period.

Net Income.  For the three months ended December 31, 2018, the Company reported net income of $12.4 million, or $0.32 per diluted share.  Comparatively, net income in the corresponding prior-year period was $14.0 million, or $0.37 per diluted share.

Results of Operations - Six months ended December 31, 2018 compared with the six months ended December 31, 2017

Net sales increased 3% to $348.8 million for the six months ended December 31, 2018.  The following table identifies the Company’s net product sales by medical indication for the six months ended December 31, 2018 and 2017:

(In thousands)	Six Months Ended December 31,
Medical Indication	2018	2017
Antibiotic	$8,276	$6,900
Anti-Psychosis	24,924	37,791
Cardiovascular	47,450	21,441
Central Nervous System	13,384	15,742
Gallstone	4,703	11,846
Gastrointestinal	25,048	29,608
Glaucoma	1,060	4,832
Migraine	22,288	30,499
Muscle Relaxant	6,300	7,010
Pain Management	13,915	11,889
Respiratory	2,178	3,876
Thyroid Deficiency	142,354	116,008
Urinary	3,158	5,837
Other	21,168	25,802
Contract manufacturing revenue	12,566	10,185
Net sales	$348,772	$339,266

The increase in net sales was driven by increased volumes of $52.3 million, partially offset by decreased average selling price of products of $42.8 million.  Volumes were favorably impacted due to increased sales of Levothyroxine as customer demand increased in anticipation of the transition of the Product.  Additional sales in the Cardiovascular medical indication related to a distribution agreement entered into with Aralez in November 2017 also contributed to increased volumes.  On August 10, 2018, Aralez filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York and continues to operate its business in the normal course.  The Company does not believe this will materially affect our distribution agreement with Aralez.  Average selling prices were negatively impacted by price protection and stock-shelf adjustments in the second quarter of Fiscal 2019 as a result of anticipated price increases and decreases, respectively, on certain products.  Average selling prices were also impacted by product mix, changes within distribution channels and, to a lesser extent, competitive pricing pressures.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $15.0 million and $12.5 million during the six months ended December 31, 2018 and 2017, respectively, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	16%	4%
Anti-Psychosis	(13)%	(21)%
Cardiovascular	124%	(3)%
Central Nervous System	(10)%	(5)%
Gallstone	(2)%	(58)%
Gastrointestinal	2%	(17)%
Glaucoma	(61)%	(17)%
Migraine	(18)%	(9)%
Muscle Relaxant	(3)%	(7)%
Pain Management	32%	(15)%
Respiratory	(49)%	5%
Thyroid Deficiency	28%	(5)%
Urinary	(41)%	(5)%

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the six months ended December 31, 2018 and 2017:

(In thousands) Customer Distribution Channel	December 31, 2018	December 31, 2017
Wholesaler/Distributor	$269,994	$247,566
Retail Chain	49,668	59,001
Mail-Order Pharmacy	16,544	22,514
Contract manufacturing revenue	12,566	10,185
Net sales	$348,772	$339,266

Net sales to wholesalers/distributors increased significantly primarily due to additional sales of Levothyroxine related to the Amneal Agreement.  Net sales to retail chains decreased significantly as a result of additional sales in the six months ended December 31, 2017 to a customer that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain.  The decrease in sales to retail chains was partially offset by additional sales of a product in the Cardiovascular medical indication related to a distribution agreement entered into with Aralez in November 2017.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first six months of Fiscal 2019 increased 19% to $219.8 million from $184.1 million in the same prior-year period.  The increase was primarily attributable to increased volumes of products sold, and to a lesser extent, increased product royalties.  Product royalties expense included in cost of sales totaled $16.8 million for the first six months of Fiscal Year 2019 and $13.9 million for the first six months of Fiscal Year 2018.  Amortization expense included in cost of sales totaled $16.4 million for the first six months of Fiscal Year 2019 and $15.7 million for the first six months of Fiscal Year 2018.

Gross Profit.  Gross profit for the first six months of Fiscal 2019 decreased 17% to $129.0 million or 37% of net sales.  In comparison, gross profit for the first six months of Fiscal 2018 was $155.1 million or 46% of net sales.  The decrease in gross profit percentage was primarily attributable to price protection and stock-shelf adjustments in the second quarter of Fiscal 2019 as well as lower average selling price of certain key products and increased product royalties related to a distribution agreement entered into with Aralez in November 2017.

Research and Development Expenses.  Research and development expenses for the first six months increased 8% to $19.5 million in Fiscal 2019 from $18.1 million in Fiscal 2018.  The increase was primarily due to higher product development expenses related to various pipeline projects, partially offset by lower incentive compensation-related expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased 8% to $43.8 million in the first six months of Fiscal 2019 compared with $47.5 million in Fiscal 2018.  The decrease was primarily due to lower incentive compensation-related expenses and a reduction of selling and marketing expenses related to product salesforce, partially offset by additional regulatory and quality control costs as well as depreciation related to software integration costs.

The Company is focused on controlling operating expenses and has implemented its 2016 Restructuring Plan and Cody Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Restructuring Expenses.  Restructuring expenses decreased 21% to $1.2 million compared to the prior-year period primarily due to a reversal of employee separation costs related to the Cody Restructuring Program in the second quarter of Fiscal 2019.  See Note 4 “Restructuring Charges” for more information.

Asset Impairment Charges.  In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of December 31, 2018.  As part of the held for sale classification, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody long-lived assets.  See Note 22 “Assets Held for Sale” for more information.

On August 17, 2018, JSP notified the Company that it will not extend or renew the JSP Distribution Agreement when the current term expires on March 23, 2019.  The Company determined that JSP’s decision represented a triggering event under U.S. GAAP to perform an analysis to determine the potential for impairment of goodwill. On October 4, 2018, the Company completed the analysis based on market data and concluded that it would record a full impairment of goodwill totaling $339.6 million.  See Note 10 “Goodwill and Intangible Assets” for more information.

Other Income (Loss).  Interest expense in the first six months of Fiscal 2019 totaled $42.9 million compared to $41.6 million in Fiscal 2018.  The weighted average interest rate for the first six months of Fiscal 2019 and 2018 was 9.5% and 8.3%, respectively.  Investment income in the first six months of Fiscal 2019 totaled $935 thousand compared with investment income of $3.5 million in Fiscal 2018.

Income Tax.  The Company recorded an income tax benefit in the first six months of Fiscal 2019 of $73.0 million compared to income tax expense of $25.6 million in the first six months of Fiscal 2018.  The effective tax rate for the six months ended December 31, 2018 was 21.0% compared to 48.4% for the six months ended December 31, 2017.  The effective tax rate for the six months ended December 31, 2018 was lower compared to the same prior-year period primarily due to the application of 2017 Tax Reform in the prior-year period, which resulted in a revaluation of the Company’s net long term deferred tax assets.  In addition, the federal statutory tax rate for the six months ended December 31, 2018 was 21% compared to a blended federal statutory tax rate of 28% in the prior-year period.

Net Income (Loss).  For the six months ended December 31, 2018, the Company reported net loss of $275.2 million, or $7.30 per diluted share.  Comparatively, net income in the corresponding prior-year period was $27.3 million, or $0.72 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At December 31, 2018, working capital was $350.6 million as compared to $326.0 million at June 30, 2018, an increase of $24.6 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $94.0 million for the six months ended December 31, 2018 reflected net loss of $275.2 million, adjustments for non-cash items of $334.3 million, as well as cash used by changes in operating assets and liabilities of $34.9 million.  In comparison, net cash provided by operating activities of $76.1 million for the six months ended December 31, 2017 reflected net income of $27.3 million, adjustments for non-cash items of $61.7 million, as well as cash used by changes in operating assets and liabilities of $12.9 million.

Significant changes in operating assets and liabilities from June 30, 2018 to December 31, 2018 were comprised of:

•                  An increase in accounts receivable of $25.9 million primarily as a result of the timing of receipts as well as increased sales of Levothyroxine as customer demand increased in anticipation of the transition of the Product.  The Company’s days sales outstanding (“DSO”) at December 31, 2018, based on gross sales for the six months ended December 31, 2018 and gross accounts receivable at December 31, 2018 was 81 days.  The level of DSO at December 31, 2018 was comparable to the Company’s expectations that DSO will be in the 70 to 85 day range based on customer payment terms.

•                  An increase in deferred revenues totaling $24.0 million due to upfront payment received as part of the Amneal Agreement, partially offset by product sold under the agreement in the second quarter of Fiscal 2019.

•                  A decrease in prepaid income taxes totaling $17.5 million primarily due to receipt of approximately $15.2 million in tax refunds from the Internal Revenue Service (“IRS”).

•                  An increase in accrued payroll and payroll-related costs of $8.5 million primarily due to higher accrued incentive “compensation-related costs” and, to a lesser extent, the “timing of payroll payments”

•                  An increase in settlement liability totaling $8.0 million due to the settlement of the Texas Medicaid Investigation.  See Note 12 “Legal, Regulatory Matters and Contingencies” for more information.

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

•                  A decrease in prepaid income taxes totaling $15.0 million primarily due to income tax refunds received from the IRS.

Net cash provided by investing activities of $5.7 million for the six months ended December 31, 2018 is mainly the result of proceeds from the sale of property, plant and equipment of $14.1 million and proceeds from the sale of an outstanding VIE loan to a third party of $5.6 million, partially offset by purchases of property, plant and equipment of $12.0 million and purchases of an intangible asset of $2.0 million. Net cash used in investing activities of $26.3 million for the six months ended December 31, 2017 is mainly the result of purchases of investment securities of $42.8 million and purchases of property, plant and equipment of $26.4 million and the purchase of an intangible asset of $2.0 million, partially offset by proceeds from the sale of investment securities of $44.9 million.

Net cash used in financing activities of $34.5 million for the six months ended December 31, 2018 was primarily due to debt repayments of $33.4 million, payments of debt issuance costs totaling $1.1 million and purchases of treasury stock totaling $475 thousand, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $521 thousand.  Net cash used in financing activities of $27.5 million for the six months ended December 31, 2017 was primarily due to debt repayments of $27.3 million, purchases of treasury stock totaling $1.0 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $806 thousand.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter into future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of December 31, 2018 are as follows:

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

On December 10, 2018, the Company entered into an amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement.  Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3:25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4:00:1:00 as of September 30, 2020.  In exchange, the Company agreed to include a minimum liquidity covenant of $75 million, a 25-basis point increase to the interest rate margin paid on the Term A Loans and pay a consent fee equal to 50 basis points, paid only to consenting lenders.

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

In the second quarter of Fiscal 2019, the Company entered into an agreement in principle with North South Brother Pharmacy Investment Co., Ltd. and HEC Group PTY, Ltd. (collectively, “HEC”) to develop an insulin glargine product that would be biosimilar to Lantus Solostar pursuant to a License and Collaboration Agreement to be executed by the parties.  This agreement modifies and supersedes a May 3, 2016 Collaboration and Supply Agreement with HEC.  Under the terms of the deal, among other things, the Company shall fund up to $32 million of the development costs and split 50/50 any development costs in excess thereof.  Lannett shall receive an exclusive license to distribute and market the product in the United States upon FDA approval under the 50/50 profit split for the first ten years following commercialization, followed by a 60/40 split in favor of HEC for the following five years.

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and the rules and regulations of the U.S. Securities & Exchange Commission requires the use of estimates and assumptions.  A listing of the Company’s significant accounting policies is detailed in Note 3 “Summary of Significant Accounting Policies.”  A subsection of these accounting policies have been identified by management as “Critical Accounting Policies.”  Critical accounting policies are those which require management to make estimates using assumptions that were uncertain at the time the estimates were made and for which the use of different assumptions, which reasonably could have been used, could have a material impact on the financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016 and December 2018.  Based on the variable-rate debt outstanding at December 31, 2018, each 1/8% increase in interest rates would yield $1.1 million of incremental annual interest expense.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Index

10.54	Amneal Distribution and Transition Support Agreement	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANNETT COMPANY, INC.

Dated: February 7, 2019	By:	/s/ Timothy C. Crew
Timothy C. Crew
Chief Executive Officer

Dated: February 7, 2019	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance and Chief Financial Officer

Dated: February 7, 2019	By:	/s/ G. Michael Landis
G. Michael Landis
Senior Director of Finance, Principal Accounting Officer and Treasurer