Form 10-Q
period 2019-03-31
LANNETT CO INC
filed 2019-05-07
CIK 57725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 001-31298

LANNETT COMPANY, INC.

(Exact Name of Registrant as Specified in its Charter)

State of Delaware	23-0787699
(State of Incorporation)	(I.R.S. Employer I.D. No.)

9000 State Road

Philadelphia, PA 19136

(215) 333-9000

(Address of principal executive offices and telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LCI	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practical date

Class	Outstanding as of April 30, 2019
Common stock, par value $0.001 per share	39,323,618

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANNETT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$205,207	$98,586
Accounts receivable, net	151,804	252,651
Inventories	136,352	141,635
Prepaid income taxes	101	15,159
Assets held for sale	14,644	13,976
Other current assets	7,246	4,863
Total current assets	515,354	526,870
Property, plant and equipment, net	193,121	233,247
Intangible assets, net	401,973	424,425
Goodwill	—	339,566
Deferred tax assets	102,541	22,063
Other assets	18,620	29,133
TOTAL ASSETS	$1,231,609	$1,575,304

LIABILITIES
Current liabilities:
Accounts payable	$31,564	$56,767
Accrued expenses	8,423	7,425
Accrued payroll and payroll-related expenses	18,677	7,819
Rebates payable	41,873	49,400
Royalties payable	10,423	5,955
Restructuring liability	270	6,706
Liabilities held for sale	847	—
Short-term borrowings and current portion of long-term debt	66,845	66,845
Total current liabilities	178,922	200,917
Long-term debt, net	711,341	772,425
Other liabilities	2,046	3,047
TOTAL LIABILITIES	892,309	976,389
Commitments and Contingencies (Note 12 and 13)

STOCKHOLDERS’ EQUITY
Common stock ($0.001 par value, 100,000,000 shares authorized; 38,858,670 and 38,256,839 shares issued; 37,908,587, and 37,380,517 shares outstanding at March 31, 2019 and June 30, 2018, respectively)	39	38
Additional paid-in capital	314,591	306,817
Retained earnings	39,661	306,464
Accumulated other comprehensive loss	(571)	(515)
Treasury stock (950,083 and 876,322 shares at March 31, 2019 and June 30, 2018, respectively)	(14,420)	(13,889)
Total stockholders’ equity	339,300	598,915
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,231,609	$1,575,304

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Net sales	$172,794	$174,386	$521,566	$513,652
Cost of sales	99,571	99,036	303,012	267,503
Amortization of intangibles	7,906	8,293	24,286	23,971
Gross profit	65,317	67,057	194,268	222,178
Operating expenses:
Research and development expenses	9,838	2,730	29,371	20,861
Selling, general and administrative expenses	21,649	14,112	65,434	61,643
Acquisition and integration-related expenses	—	—	—	83
Restructuring expenses	452	1,421	1,687	2,983
Loss on sale of intangible asset	—	15,514	—	15,514
Asset impairment charges	—	—	369,499	—
Total operating expenses	31,939	33,777	465,991	101,084
Operating income (loss)	33,378	33,280	(271,723)	121,094
Other income (loss):
Investment income	925	719	1,860	4,208
Interest expense	(21,485)	(22,842)	(64,430)	(64,440)
Loss on extinguishment of debt	(413)	—	(413)	—
Other	(401)	(662)	(1,409)	2,473
Total other loss	(21,374)	(22,785)	(64,392)	(57,759)
Income (loss) before income tax	12,004	10,495	(336,115)	63,335
Income tax expense (benefit)	1,359	(2,275)	(71,594)	23,286
Net income (loss)	$10,645	$12,770	$(264,521)	$40,049

Earnings (loss) per common share:
Basic	$0.28	$0.34	$(7.01)	$1.08
Diluted	$0.27	$0.33	$(7.01)	$1.05

Weighted average common shares outstanding:
Basic	37,842,224	37,136,945	37,729,099	37,064,781
Diluted	39,330,847	38,287,005	37,729,099	38,112,193

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Net income (loss)	$10,645	$12,770	$(264,521)	$40,049
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(69)	(103)	(56)	(228)
Total other comprehensive income (loss), before tax	(69)	(103)	(56)	(228)
Income tax related to items of other comprehensive income	—	—	—	—
Total other comprehensive income (loss), net of tax	(69)	(103)	(56)	(228)
Comprehensive income (loss)	$10,576	$12,667	$(264,577)	$39,821

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Three months ended March 31, 2019
	Common Stock		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, December 31, 2018	38,767	$39	$312,322	$29,016	$(502)	$(14,364)	$326,511
Shares issued in connection with share-based compensation plans	91	—	280	—	—	—	280
Share-based compensation	—	—	1,989	—	—	—	1,989
Purchase of treasury stock	—	—	—	—	—	(56)	(56)
Other comprehensive income net of tax	—	—	—	—	(69)	—	(69)
Net income	—	—	—	10,645	—	—	10,645
Balance, March 31, 2019	38,858	$39	$314,591	$39,661	$(571)	$(14,420)	$339,300

	Three months ended March 31, 2018
	Common Stock		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, December 31, 2017	37,761	$38	$298,337	$305,053	$(347)	$(10,285)	$592,796
Shares issued in connection with share-based compensation plans	415	—	2,773	—	—	—	2,773
Share-based compensation	—	—	2,266	—	—	—	2,266
Purchase of treasury stock	—	—	—	—	—	(3,530)	(3,530)
Other comprehensive loss, net of tax	—	—	—	—	(103)	—	(103)
Net income	—	—	—	12,770	—	—	12,770
Balance, March 31, 2018	38,176	$38	$303,376	$317,823	$(450)	$(13,815)	$606,972

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Nine months ended March 31, 2019
	Common Stock		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, June 30, 2018	38,257	$38	$306,817	$306,464	$(515)	$(13,889)	$598,915
Shares issued in connection with share-based compensation plans	601	1	800	—	—	—	801
Share-based compensation	—	—	6,974	—	—	—	6,974
Purchase of treasury stock	—	—	—	—	—	(531)	(531)
Other comprehensive income net of tax	—	—	—	—	(56)	—	(56)
ASC 606 adjustment	—	—	—	(2,282)	—	—	(2,282)
Net loss	—	—	—	(264,521)	—	—	(264,521)
Balance, March 31, 2019	38,858	$39	$314,591	$39,661	$(571)	$(14,420)	$339,300

	Nine months ended March 31, 2018
	Common Stock		Additional		Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, June 30, 2017	37,528	$37	$292,780	$277,774	$(222)	$(9,247)	$561,122
Shares issued in connection with share-based compensation plans	648	1	3,578	—	—	—	3,579
Share-based compensation	—	—	7,018	—	—	—	7,018
Purchase of treasury stock	—	—	—	—	—	(4,568)	(4,568)
Other comprehensive loss, net of tax	—	—	—	—	(228)	—	(228)
Net income	—	—	—	40,049	—	—	40,049
Balance, March 31, 2018	38,176	$38	$303,376	$317,823	$(450)	$(13,815)	$606,972

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(264,521)	$40,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,030	40,638
Deferred income tax expense (benefit)	(80,478)	34,040
Share-based compensation	6,974	7,018
Asset impairment charges	369,499	—
Loss on sale of assets	933	777
Loss on sale of intangible asset	—	15,514
Gain on investment securities	—	(3,201)
Loss on extinguishment of debt	413	—
Amortization of debt discount and other debt issuance costs	13,440	17,294
Other noncash (income) expenses	(510)	4
Changes in assets and liabilities which provided (used) cash:
Accounts receivable, net	97,673	(34,701)
Inventories	1,766	(10,686)
Prepaid income taxes/Income taxes payable	15,868	(77)
Other assets	636	(7,972)
Accounts payable	(24,965)	5,781
Accrued expenses	1,127	(6,667)
Accrued payroll and payroll-related expenses	11,337	4,485
Rebates payable	(7,527)	(3,326)
Royalties payable	4,468	6,525
Restructuring liability	(6,436)	(2,103)
Net cash provided by operating activities	181,727	103,392
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,501)	(41,147)
Proceeds from sale of property, plant and equipment	14,171	35
Proceeds from sale of outstanding loan to Variable Interest Entity (“VIE”)	5,600	—
Advance to VIE	—	(9,955)
Purchase of intangible asset	(2,000)	(7,038)
Proceeds from sale of investment securities	—	83,833
Purchase of investment securities	—	(62,630)
Net cash used in investing activities	(730)	(36,902)
FINANCING ACTIVITIES:
Repayments of long-term debt	(73,488)	(68,994)
Proceeds from issuance of stock	801	3,579
Payment of debt issuance costs	(1,102)	—
Purchase of treasury stock	(531)	(4,568)
Net cash used in financing activities	(74,320)	(69,983)
Effect on cash and cash equivalents of changes in foreign exchange rates	(56)	(228)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106,621	(3,721)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,586	117,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$205,207	$114,016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (net of capitalized interest of $0 and $1.6 million for the nine months ended March 31, 2019 and 2018, respectively)	$50,725	$46,740
Income taxes paid (refunded)	$(6,410)	$(6,760)
Credits issued pursuant to a Settlement Agreement	$—	$17,000

The accompanying notes are an integral part of the consolidated financial statements.

LANNETT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.  Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for the presentation of interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited financial statements do not include all the information and footnotes necessary for a comprehensive presentation of the financial position, results of operations and cash flows for the periods presented.  In the opinion of management, the unaudited financial statements include all the normal recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.  These unaudited financial statements should be read in combination with the other Notes in this section; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 2; and the Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  The Consolidated Balance Sheet as of June 30, 2018 was derived from audited financial statements.

Note 2.  The Business and Nature of Operations

Lannett Company, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company” or “Lannett”) primarily develop, manufacture, package, market and distribute solid oral and extended release (tablets and capsules), topical, nasal and oral solution finished dosage forms of drugs that address a wide range of therapeutic areas.  Certain of these products are manufactured by others and distributed by the Company.  The Company also manufactures active pharmaceutical ingredients through its Cody Laboratories, Inc. (“Cody Labs”) subsidiary primarily for use in its finished dosage forms.  In the first quarter of Fiscal 2019, the Company approved a plan to sell the active pharmaceutical ingredient manufacturing and distribution business of its Cody Laboratories subsidiary (the “Cody API business”).  See Note 22 “Assets Held for Sale” for more information.

On November 25, 2015, the Company completed the acquisition of Kremers Urban Pharmaceuticals, Inc. (“KUPI”), the former U.S. specialty generic pharmaceuticals subsidiary of global biopharmaceuticals company UCB S.A. (“UCB”).  KUPI is a specialty pharmaceuticals manufacturer focused on the development of products that are difficult to formulate or utilize specialized delivery technologies.

The Company operates pharmaceutical manufacturing plants in Cody, Wyoming; Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its State Road facility in Philadelphia, Pennsylvania.  The Company discontinued distribution from its Townsend Road facility in Philadelphia, Pennsylvania as of January 31, 2019.  The Company has entered into an agreement to sell its Townsend Road facility and expects to finalize the sale by the end of Fiscal 2019.

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

Investment securities

The Company’s investment securities consisted of publicly-traded equity securities which were classified as trading investments.  Investment securities were recorded at fair value based on quoted market prices from broker or dealer quotations or transparent pricing sources at each reporting date.  Realized and unrealized gains and losses are included in the Consolidated Statements of Operations under Other income (loss).  In May 2018, the Company liquidated the remainder of the investment securities portfolio.  As of March 31, 2019 and June 30, 2018, the Company did not own investment securities.

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

Segment Information

The Company operates in one reportable segment, generic pharmaceuticals.  As such, the Company aggregates its financial information for all products.  The following table identifies the Company’s net sales by medical indication for the three and nine months ended March 31, 2019 and 2018:

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
Medical Indication	2019	2018	2019	2018
Antibiotic	$3,789	$3,801	$12,066	$10,701
Anti-Psychosis	20,616	9,336	45,540	47,127
Cardiovascular	22,783	18,514	70,233	39,955
Central Nervous System	9,424	8,395	22,808	24,137
Gallstone	3,041	3,828	7,744	15,674
Gastrointestinal	11,735	16,562	36,783	46,171
Glaucoma	659	875	1,719	5,706
Migraine	9,846	12,888	32,134	43,387
Muscle Relaxant	3,238	3,299	9,538	10,309
Pain Management	5,856	6,594	19,771	18,483
Respiratory	498	2,324	2,676	6,200
Thyroid Deficiency	55,210	69,975	197,564	185,983
Urinary	2,105	33	5,262	5,870
Other	16,062	12,376	37,230	38,178
Contract manufacturing revenue	7,932	5,586	20,498	15,771
Net sales	$172,794	$174,386	$521,566	$513,652

Customer, Supplier and Product Concentration

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2019 and 2018, for certain of the Company’s products, defined as products containing the same active ingredient or combination of ingredients, which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Product 1	32%	40%	38%	36%
Product 2	11%	4%	8%	8%

The following table presents the percentage of total net sales, for the three and nine months ended March 31, 2019 and 2018, for certain of the Company’s customers which accounted for at least 10% of net sales in any of those periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Customer A	31%	—%	16%	—%
Customer B	17%	15%	16%	18%
Customer C	16%	32%	21%	27%

The Company’s primary finished goods inventory supplier through March 23, 2019 was Jerome Stevens Pharmaceuticals, Inc. (“JSP”), in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 40% and 37% of the Company’s inventory purchases during the three months ended March 31, 2019 and 2018, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 36% of the Company’s inventory purchases during the nine months ended March 31, 2019 and 2018, respectively.  See Note 21 “Material Contracts with Suppliers” for more information.

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

Self-Insurance

Effective January 1, 2017, the Company self-insures for certain employee medical and prescription benefits.  The Company also maintains stop loss coverage with third party insurers to limit its total liability exposure.  The liability for self-insured risks is primarily calculated using independent third-party actuarial valuations which take into account actual claims, claims growth and claims incurred but not yet reported.  Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded.  The liability for self-insured risks under this plan as of March 31, 2019 totaled $4.3 million. The liability was not material to the financial position of the Company as of June 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires an entity to recognize right-of-use assets and liabilities on its balance sheet for all leases with terms longer than 12 months.  Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted.  In December 2018, the FASB issued ASU 2018-20, Leases — Narrow Scope Improvements for lessors, which allows entities to choose an additional transition method of adoption, under which an entity initially applies the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company is currently in the process of assessing the impact this guidance will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The standard was adopted on July 1, 2018 and did not have an impact on the Company’s consolidated financial statements.

Note 4.  Restructuring Charges

Cody Restructuring Program

On June 29, 2018, the Company announced a restructuring plan with respect to Cody Labs (the “Cody Restructuring Plan”).  The plan focuses on a more select set of opportunities which will result in streamlined operations, improved efficiencies and a reduced cost structure.  The Company currently estimates that it will incur approximately $4.5 million of total costs to implement the Cody Restructuring Plan, comprised primarily of approximately $2.5 million of severance and employee-related costs.

The expenses associated with the Cody Restructuring Plan included in restructuring expenses (credits) during the three and nine months ended March 31, 2019 were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2019	March 31, 2019
Employee separation costs (credits)	$(89)	$(585)
Facility closure costs	—	—
Total	$(89)	$(585)

In the second quarter of Fiscal 2019, the Company adjusted separation costs related to changes in stock price for unvested equity awards, which will be paid upon termination to certain employees.

A reconciliation of the changes in restructuring liabilities associated with the Cody Restructuring Plan from June 30, 2018 through March 31, 2019 is set forth in the following table:

(In thousands)	Employee Separation Costs	Facility Closure Costs	Total
Balance at June 30, 2018	$3,092	$—	$3,092
Restructuring charges (credits)	(585)	—	(585)
Payments	(2,237)	—	(2,237)
Balance at March 31, 2019	$270	—	$270

2016 Restructuring Program

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focused on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions.  The restructuring activities under the 2016 Restructuring Program were completed as of March 31, 2019.  The Company incurred an aggregate of approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million related to employee separation costs, approximately $1.0 million related to contract termination costs and approximately $9.0 million related to facility closure costs and other actions.

The expenses associated with the restructuring program included in restructuring expenses during the three and nine months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Employee separation costs (credits)	$377	$339	$1,084	$(41)
Facility closure costs	164	1,082	1,188	3,024
Total	$541	$1,421	$2,272	$2,983

A reconciliation of the changes in restructuring liabilities associated with the 2016 Restructuring Program from June 30, 2018 through March 31, 2019 is set forth in the following table:

(In thousands)	Employee Separation Costs	Facility Closure Costs	Total
Balance at June 30, 2018	$3,614	$—	$3,614
Restructuring charges	1,084	1,188	2,272
Payments	(4,698)	(1,188)	(5,886)
Balance at March 31, 2019	$—	$—	$—

Note 5.  Accounts Receivable

Accounts receivable consisted of the following components at March 31, 2019 and June 30, 2018:

(In thousands)	March 31, 2019	June 30, 2018
Gross accounts receivable	$362,148	$503,175
Less Chargebacks reserve	(99,527)	(153,034)
Less Rebates reserve	(30,529)	(33,102)
Less Returns reserve	(50,721)	(43,059)
Less Other deductions	(28,314)	(20,021)
Less Allowance for doubtful accounts	(1,253)	(1,308)
Accounts receivable, net	$151,804	$252,651

For the three months ended March 31, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $221.7 million, $50.4 million, $12.4 million, and $25.6 million, respectively.  For the three months ended March 31, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns and other deductions of $323.1 million, $72.0 million, $7.1 million, and $23.7 million, respectively.

For the nine months ended March 31, 2019, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $834.3 million, $194.0 million, $31.1 million, and $60.2 million, respectively.  For the nine months ended March 31, 2018, the Company recorded a provision for chargebacks, rebates (including rebates presented as rebates payable), returns, and other deductions of $798.0 million, $228.1 million, $21.7 million, and $52.3 million, respectively.

The following table identifies the activity and ending balances of each major category of revenue-related reserve for the nine months ended March 31, 2019 and 2018:

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2018	$153,034	$82,502	$43,059	$20,021	$298,616
Adjustment related to adoption of ASC 606	—	—	—	3,536	3,536
Current period provision	834,270	194,012	31,069	60,167	1,119,518
Credits issued during the period	(887,777)	(204,112)	(23,407)	(55,410)	(1,170,706)
Balance at March 31, 2019	$99,527	$72,402	$50,721	$28,314	$250,964

Reserve Category (In thousands)	Chargebacks	Rebates	Returns	Other	Total
Balance at June 30, 2017	$79,537	$87,616	$42,135	$11,096	$220,384
Current period provision	797,964	228,100	21,661	52,329	1,100,054
Credits issued during the period	(764,055)	(239,665)	(16,543)	(40,399)	(1,060,662)
Balance at March 31, 2018	$113,446	$76,051	$47,253	$23,026	$259,776

For the three months ending March 31, 2019 and 2018, as a percentage of gross sales the provision for chargebacks was 46.7% and 54.3%, the provision for rebates was 10.6% and 12.1%, the provision for returns was 2.6% and 1.2% and the provision for other adjustments was 5.4% and 4.0%, respectively.

For the nine months ending March 31, 2019 and 2018, as a percentage of gross sales the provision for chargebacks was 51.5% and 49.9%, the provision for rebates was 12.0% and 14.3%, the provision for returns was 1.9% and 1.4%, and the provision for other adjustments was 3.7% and 3.3%, respectively.

The decrease in the provision for chargebacks as a percentage of gross sales in the three months ended March 31, 2019 as compared to the same prior-year period was due to the Amneal Distribution and Transition Support Agreement (the “Amneal Agreement”), which shifted the Company’s sales of Levothyroxine Sodium Tablets away from wholesalers and directly to Amneal.

On July 1, 2018, the Company adopted ASC 606 which resulted in a $3.2 million pre-tax adjustment to opening retained earnings and accounts receivable, of which $3.5 million related to “failure-to-supply” reserves offset by $0.3 million related to the timing of recognition of certain contract manufacturing arrangements.

The decrease in the chargebacks reserve from June 30, 2018 to March 31, 2019 was primarily due to the expiration of the JSP Distribution Agreement, which resulted in lower Levothyroxine-related chargebacks at March 31, 2019 as compared to June 30, 2018.  Increased customer orders in June 2018 in advance of a mid-week holiday as well as a related maintenance shutdown of the Company’s Seymour, Indiana manufacturing facility in the first week of July 2018 also contributed to the decrease in the chargebacks reserve.  The activity in the “Other” category for the nine months ended March 31, 2019 and 2018 includes, shelf-stock, shipping and other sales adjustments including prompt payment discounts and “failure-to-supply” adjustments.  Historically, we have not recorded any material amounts in the current period related to reversals or additions of prior period reserves.  If the Company were to record a material reversal or addition of any prior period reserve amount, it would be separately disclosed.

Note 6.  Inventories

Inventories at March 31, 2019 and June 30, 2018 consisted of the following:

(In thousands)	March 31, 2019	June 30, 2018
Raw materials	$55,245	$64,647
Work-in-process	23,925	19,983
Finished goods	57,182	57,005
Total	$136,352	$141,635

Inventory balances were written-down by $19.8 million and $11.9 million at March 31, 2019 and June 30, 2018, respectively, for excess and obsolete inventory amounts.  During the three months ended March 31, 2019 and 2018, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $2.4 million and $4.0 million, respectively.  During the nine months ended March 31, 2019 and 2018, the Company recorded write-downs to net realizable value for excess and obsolete inventory of $15.2 million and $8.3 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets, including inventory totaling $3.5 million, and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of March 31, 2019.  See Note 22 “Assets Held for Sale” for more information.

Note 7.  Property, Plant and Equipment

Property, plant and equipment, net at March 31, 2019 and June 30, 2018 consisted of the following:

(In thousands)	Useful Lives	March 31, 2019	June 30, 2018
Land	—	$1,783	$2,900
Building and improvements	10 - 39 years	83,750	105,041
Machinery and equipment	5 - 10 years	158,769	173,988
Furniture and fixtures	5 - 7 years	3,188	4,099
Less: accumulated depreciation		(83,238)	(89,996)
		164,252	196,032
Construction in progress		28,869	37,215
Property, plant and equipment, net		$193,121	$233,247

Depreciation expense for the three months ended March 31, 2019 and 2018 was $5.5 million and $5.0 million, respectively.  Depreciation expense for the nine months ended March 31, 2019 and 2018 was $17.7 million and $16.1 million, respectively.

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets, including property, plant and equipment totaling $36.8 million, and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of March 31, 2019.  In addition, as part of the held for sale classification, the Company is required to record the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody API property, plant and equipment assets.  See Note 22 “Assets Held for Sale” for more information.  During the three months ended March 31, 2019, the Company had no impairment charges related to property, plant and equipment.

Property, plant and equipment, net included amounts held in foreign countries in the amount of $1.3 million and $1.1 million at March 31, 2019 and June 30, 2018, respectively.

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

Financial Instruments Disclosed, But Not Reported, at Fair Value

The fair value of our long-term debt was approximately $770 million and $893 million as of March 31, 2019 and June 30, 2018, respectively.  We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

Note 9.  Investment Securities

The Company uses the specific identification method to determine the cost of securities sold, which consisted entirely of equity securities classified as trading.

In May 2018, the Company liquidated the remainder of the investment securities portfolio.  As of March 31, 2019 and June 30, 2018, the Company does not own investment securities.

The Company had a net gain on investment securities of $0.4 million during the three months ended March 31, 2018, which included an unrealized loss related to securities still held at March 31, 2018 of $1.6 million.

The Company had a net gain on investment securities of $3.2 million during the nine months ended March 31, 2018, which included an unrealized loss related to securities still held at March 31, 2018 of $0.4 million.

Note 10. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended March 31, 2019 are as follows:

(In thousands)	Generic Pharmaceuticals
Balance at June 30, 2018	$339,566
Goodwill acquired	—
Impairment	(339,566)
Balance at March 31, 2019	$—

On August 17, 2018, JSP notified the Company that it would not extend or renew the JSP Distribution Agreement when the current term expires on March 23, 2019.  The Company determined that JSP’s decision represented a triggering event under U.S. GAAP to perform an analysis to determine the potential for impairment of goodwill. On October 4, 2018, the Company completed the analysis based on market data and concluded a full impairment of goodwill was required.

Intangible assets, net as of March 31, 2019 and June 30, 2018, consisted of the following:

	Weighted	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(In thousands)	Avg. Life (Yrs.)	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018

Definite-lived:
Cody Labs import license	15	$—	$581	$—	$(386)	$—	$195
KUPI product rights	15	416,154	416,154	(90,648)	(69,840)	325,506	346,314
KUPI trade name	2	2,920	2,920	(2,920)	(2,920)	—	—
KUPI other intangible assets	15	19,000	19,000	(4,245)	(3,295)	14,755	15,705
Silarx product rights	15	10,000	10,000	(2,556)	(2,056)	7,444	7,944
Other product rights	13	21,692	19,693	(3,873)	(1,875)	17,819	17,818
Total definite-lived		$469,766	$468,348	$(104,242)	$(80,372)	$365,524	$387,976

Indefinite-lived:
KUPI in-process research and development	—	$18,000	$18,000	$—	$—	$18,000	$18,000
Silarx in-process research and development	—	18,000	18,000	—	—	18,000	18,000
Other product rights	—	449	449	—	—	449	449
Total indefinite-lived		36,449	36,449	—	—	36,449	36,449
Total intangible assets, net		$506,215	$504,797	$(104,242)	$(80,372)	$401,973	$424,425

For the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $7.9 million and $8.3 million, respectively.  For the nine months ended March 31, 2019 and 2018, the Company recorded amortization expense of $24.3 million and $24.6 million, respectively.

Future annual amortization expense consisted of the following as of March 31, 2019:

(In thousands) Fiscal Year Ending June 30,	Annual Amortization Expense
2019	$7,808
2020	31,232
2021	31,232
2022	31,232
2023	31,232
Thereafter	232,788
$365,524

Note 11.  Long-Term Debt

Long-term debt, net consisted of the following:

	March 31,	June 30,
(In thousands)	2019	2018
Term Loan A due 2020; 7.50% as of March 31, 2019	$198,605	$227,276
Unamortized discount and other debt issuance costs	(7,177)	(10,178)
Term Loan A, net	191,428	217,098
Term Loan B due 2022; 7.87% as of March 31, 2019	624,304	670,011
Unamortized discount and other debt issuance costs	(37,546)	(47,839)
Term Loan B, net	586,758	622,172
Revolving Credit Facility due 2020	—	—
Total debt, net	778,186	839,270
Less short-term borrowings and current portion of long-term debt	(66,845)	(66,845)
Total long-term debt, net	$711,341	$772,425

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

In February 2019, a Special Committee of the Board of Directors authorized the Company to repurchase up to $50 million of its Term Loans. In March 2019, the Company completed the purchase of $24.2 million principal amount of its Term Loans in open market transactions. The purchases comprised $8.0 million and $16.2 million of the Term A Loans and Term B Loans, respectively. As a result of the purchases, the Company recorded a loss on extinguishment of debt of $0.4 million on the Consolidated Statement of Operations.

Long-term debt amounts due, for the twelve-month periods ending March 31 are as follows:

Amounts Payable
(In thousands)	to Institutions
2020	$66,845
2021	210,450
2022	39,344
2023	506,270
Total	$822,909

Note 12.  Legal, Regulatory Matters and Contingencies

State Attorneys General Inquiry into the Generic Pharmaceutical Industry

In July 2014, the Company received interrogatories and subpoena from the State of Connecticut Office of the Attorney General concerning its investigation into the pricing of digoxin.  According to the subpoena, the Connecticut Attorney General is investigating whether anyone engaged in any activities that resulted in (a) fixing, maintaining or controlling prices of digoxin or (b) allocating and dividing customers or territories relating to the sale of digoxin in violation of Connecticut antitrust law.  In June 2016, the Connecticut Attorney General issued interrogatories and a subpoena to an employee of the Company in order to gain access to documents and responses previously supplied to the Department of Justice.  In December 2016, the Connecticut Attorney General, joined by numerous other State Attorneys General, filed a civil complaint alleging that six pharmaceutical companies engaged in anti-competitive behavior related to doxycycline hyclate and gliburide.  The Company was not named in the action and does not compete on the products that formed the basis of the complaint.  The complaint was later transferred for pretrial purposes to the United States District Court for the Eastern District of Pennsylvania as part of a multidistrict litigation captioned In re: Generic Pharmaceuticals Pricing Antitrust Litigation.  On October 31, 2017, the state Attorneys General filed a motion in the District Court for leave to amend their complaint to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, but does not involve the pricing for digoxin.  The state Attorneys General also allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  The Court granted that motion on June 5, 2018.  The state Attorneys General filed their amended complaint on June 15, 2018.  None of the defendants, including the Company, has responded yet to the amended complaint. On May 1, 2019, the Company and one of its employees, along with other generic pharmaceutical manufacturers, received written notice from various state Attorneys General that they intend to bring claims alleging price fixing and anti-competitive behavior with respect to additional drug products, some of which are manufactured and distributed by the Company.  Another employee of the Company received notice that the Attorneys General intend to bring claims for the employee’s activities while employed by another company and not while employed at Lannett.  The Company does not know when such claims will be filed, what allegations will be made against the Company or any of its employees or other affiliated individuals, or whether allegations against the Company will be related to any of the additional drug products identified in the notice.

The Company maintains that it acted in compliance with all applicable laws and regulations and continues to cooperate with the State Attorneys General investigation.

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

Government Pricing

During the quarter ended December 31, 2016, the Company completed a contract compliance review, for the period January 1, 2012 through June 30, 2016, for one of KUPI’s government-entity customers.  As a result of the review, the Company identified certain commercial customer prices and other terms that were not properly disclosed to the government-entity resulting in potential overcharges.  As of March 31, 2019 and June 30, 2018, the Company’s best estimate of the liability for potential overcharges was approximately $9.3 million.  For the period January 1, 2012 through November 24, 2015 (“the pre-acquisition period”), the Company is fully indemnified per the Stock Purchase Agreement.  Accordingly, the Company has recorded an indemnification asset and related liability of $8.3 million related to the pre-acquisition period.  The Company does not believe that the ultimate resolution of this matter will have a significant impact on our financial position, results of operations or cash flows.

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

The CACs naming the Company as a defendant involve generic digoxin, levothyroxine, ursodiol and baclofen.  Pursuant to a court-ordered schedule grouping the 18 different drug cases into three separate tranches, the Company and other generic pharmaceutical manufacturer defendants on October 6, 2017 filed joint and individual motions to dismiss the CACs involving the six drugs in the first tranche, including digoxin.  On October 16, 2018, the Court (with one exception) denied defendants’ motions to dismiss plaintiffs’ Sherman Act claims with respect to the drugs in the first tranche. On March 15, 2019, the Company and other defendants filed answers to the Sherman Act claims. In addition, on February 15, 2019, the Court granted defendants’ motions to dismiss certain of the plaintiffs’ state law claims brought under the laws of Illinois, Rhode Island, Georgia, South Carolina, Montana, West Virginia, Alabama, New Jersey, Michigan and Nevada, but denied the remainder of defendants’ motions to dismiss. The Court set a deadline of April 1, 2019 for certain plaintiffs to amend their existing complaints to reflect the rulings set forth in the Court’s February 15, 2019 ruling on the state law motions to dismiss. Those plaintiffs amended their complaints, but further motions to dismiss the state-law claims have been deferred until the Court decides pending motions to dismiss the plaintiffs’ various overarching-conspiracy claims.

On January 22, 2018, three opt-out direct purchasers filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for at least 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen. On August 3, 2018, another opt-out direct purchaser filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for 16 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol and baclofen.   On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims. Briefing for those motions is ongoing and is scheduled to be completed by June 13, 2019. On January 16, 2019, another opt-out direct purchaser filed a complaint alleging an overarching conspiracy and individual conspiracies on behalf of the Company and numerous other defendants to fix the prices of and allocate markets for the 30 different drugs, including digoxin, doxycycline, levothyroxine, ursodiol, baclofen and acetazolamide. None of the defendants, including the Company, has responded yet to this particular complaint.

In addition to the lawsuits brought by private plaintiffs, the Attorneys General of 48 states, the District of Columbia and Puerto Rico have filed parens patriae lawsuits alleging price-fixing conspiracies by various generic pharmaceutical manufacturers.  The JPML has consolidated the suits by the state Attorneys General in the Eastern District of Pennsylvania as part of the multidistrict litigation. The original lawsuits did not name the Company, but the state Attorneys General filed an amended complaint on June 5, 2018 to add numerous additional defendants, including the Company, and claims relating to 13 additional drugs.  The claim relating to Lannett involves alleged price-fixing for one drug, doxycycline monohydrate, although the state Attorneys General allege that all defendants were part of an overarching, industry-wide conspiracy to allocate markets and fix prices generally.  On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims. Briefing for those motions is ongoing and is scheduled to be completed by June 13, 2019.

Following the lead of the state Attorneys General, the Direct Purchaser Plaintiffs, End Payer Plaintiffs and Indirect Reseller Plaintiffs have filed their own complaints also alleging an overarching conspiracy, making similar allegations to those contained in the state Attorneys General complaint, relating to 14 generic drugs in the End Payer complaint and 15 generic drugs in the Indirect Reseller complaint.  The End Payer Plaintiffs filed their complaint on June 7, 2018, the Indirect Reseller Plaintiffs filed their complaint on June 18, 2018, and the Direct Purchaser Plaintiffs filed their complaint on June 22, 2018.  Although the complaints allege an overarching conspiracy with respect to all of the drugs identified, the specific allegations related to drugs Lannett makes involve acetazolamide and doxycycline monohydrate. On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims. Briefing for those motions is ongoing and is scheduled to be completed by June 13, 2019.

On September 25, 2018, two other alleged direct purchasers filed a purported class action complaint alleging an overreaching, industry-wide horizontal and vertical conspiracy involving the company, other generic pharmaceutical manufacturers, and various pharmaceutical distributors to allocate markets and fix prices generally for a variety of generic drugs. The case has been added to the multidistrict litigation. On December 21, 2018, the plaintiffs filed an amended complaint. On February 21, 2019, the Company and the other defendants filed motions to dismiss the overarching conspiracy claims. Briefing for those motions is ongoing and is scheduled to be completed by June 13, 2019.

The Company believes that it acted in compliance with all applicable laws and regulations.  Accordingly, the Company disputes the allegations set forth in these class actions.

Shareholder Litigation

In November 2016, a putative class action lawsuit was filed against the Company and two of its officers claiming that the Company damaged the purported class by including in its securities filings false and misleading statements regarding the Company’s drug pricing methodologies and internal controls.  An amended complaint was filed in May 2017, and the Company filed a motion to dismiss the amended complaint in September 2017.  In December 2017, counsel for the putative class filed a second amended complaint, and the Court denied as moot the Company’s motion to dismiss the first amended complaint.  The Company filed a motion to dismiss the second amended complaint in February 2018.  In July 2018, the court granted the Company’s motion to dismiss the second amended complaint. In September 2018, counsel for the putative class filed a third amended complaint.  The Company filed a motion to dismiss the third amended complaint in November 2018. In February 2019, counsel for the putative class filed a brief in opposition to the Company’s motion to dismiss. In March 2019, the Company filed a reply brief in support of its motion to dismiss. The Company cannot reasonably predict the outcome of the suit at this time.

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

In October 2018, a putative class action lawsuit was filed against the Company and two of its officers in the federal court for the Eastern District of Pennsylvania, alleging that the Company, its Chief Executive Officer and its Chief Financial Officer damaged the purported class by making false and misleading statements in connection with the possible renewal of the JSP Distribution Agreement.   The Company and the corporate executives named in the complaint deny that they made any false or misleading statements.  In December 2018, counsel for the putative class filed an amended complaint. The Company moved to dismiss the amended complaint in January 2019.  In March 2019, the Court granted in part and denied in part the Company’s motion to dismiss.  The Company cannot reasonably predict the outcome of this suit at this time.

In December 2018, the Chairman of the Company’s Board of Directors received a letter sent on behalf of two purported shareholders demanding that the Company’s Board of Directors investigate and commence legal proceedings against certain former and/or current directors, officers, and agents of the Company relating to alleged breaches of fiduciary duties, corporate waste, and unjust enrichment. The Company and the Company’s Board of Directors responded to the demand letter by requesting that the purported shareholders provide proof of their status as shareholders of the Company. In January 2019, the Company and the Company’s Board of Directors received a reply to the letter sent in response to the demand letter and reviewed the information provided. The Company and the Company’s Board of Directors subsequently requested additional documentation from the purported shareholders relating to their status as shareholders of the Company and received a response to that request in late January 2019. Thereafter, the Company’s Board of Directors formed a special committee to investigate the allegations made in the demand letter. The special committee retained independent counsel to assist it in connection with its investigation, which is ongoing. At this time the Company cannot reasonably predict what outcome, if any, will follow from the Company and the Company’s Board of Director’s receipt of the demand letter.

Genus Life Sciences

In December 2018, Genus Lifesciences, Inc. (“Genus”) sued the Company, Cody Labs, and others in California federal court, alleging violations of the Lanham Act, Sherman Act, and California false advertising law.  Genus received FDA approval for a cocaine hydrochloride product in December 2018, and its claims are premised in part on allegations that the Company falsely advertises its unapproved cocaine hydrochloride product, C-Topical.  The Company denies that it is falsely advertising its C-Topical product and continues to market its unapproved product relying on the Guidance for FDA Staff and Industry, Marketed Unapproved Drugs — Compliance Policy Guide, pending approval of its 505(b)(2) application.  The Company filed a motion to dismiss the complaint.  On May 3, 2019, the Court issued a written decision granting in part and denying in part the motion to dismiss.  The Company cannot reasonably predict the outcome of this suit at this time.

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

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the remainder of Fiscal 2019 and the twelve-month periods ending June 30 thereafter are as follows:

(In thousands)	Amounts Due
Remainder of 2019	$461
2020	1,855
2021	1,406
2022	1,080
2023	1,080
Thereafter	4,158
Total	$10,040

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

In the first quarter of Fiscal 2019, the Company sold 50% of the outstanding loan to a third party for $5.6 million and, in addition to assigning 50% of all right, title and interest in the loan and loan documents, the Company relinquished its right to convert a portion of the outstanding loan balance to an equity interest in the entity.  As of March 31, 2019, $5.8 million was outstanding under the revolving loan and is included in other assets.  Based on the guidance set forth in ASC 810-10 Consolidation, the Company has concluded that it has a variable interest in the entity.  However, the Company is not the primary beneficiary to the entity and as such, is not required to consolidate the entity’s results of operations.

Note 14.  Accumulated Other Comprehensive Loss

The Company’s Accumulated Other Comprehensive Loss was comprised of the following components as of March 31, 2019 and 2018:

(In thousands)	March 31, 2019	March 31, 2018
Foreign Currency Translation
Beginning Balance, June 30	$(515)	$(222)
Net gain (loss) on foreign currency translation (net of tax of $0 and $0)	(56)	(228)
Reclassifications to net income (net of tax of $0 and $0)	—	—
Other comprehensive income (loss), net of tax	(56)	(228)
Ending Balance, March 31	(571)	(450)
Total Accumulated Other Comprehensive Loss	$(571)	$(450)

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

	Three Months Ended March 31,
(In thousands, except share and per share data)	2019	2018

Net income	$10,645	$12,770

Basic weighted average common shares outstanding	37,842,224	37,136,945
Effect of potentially dilutive stock options and restricted stock awards	1,488,623	1,150,060
Diluted weighted average common shares outstanding	39,330,847	38,287,005

Earnings per common share:
Basic	$0.28	$0.34
Diluted	$0.27	$0.33

	Nine Months Ended March 31,
(In thousands, except share and per share data)	2019	2018

Net income (loss)	$(264,521)	$40,049

Basic weighted average common shares outstanding	37,729,099	37,064,781
Effect of potentially dilutive stock options and restricted stock awards	—	1,047,412
Diluted weighted average common shares outstanding	37,729,099	38,112,193

Earnings (loss) per common share:
Basic	$(7.01)	$1.08
Diluted	$(7.01)	$1.05

The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the three months ended March 31, 2019 and 2018 were 481 thousand and 3.0 million, respectively.  The number of anti-dilutive shares that have been excluded in the computation of diluted earnings per share for the nine months ended March 31, 2019 and 2018 were 2.0 million and 3.0 million, respectively.

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

Note 17.  Share-Based Compensation

At March 31, 2019, the Company had two share-based employee compensation plans (the 2011 Long-Term Incentive Plan “LTIP” and the 2014 “LTIP”).  Together these plans initially authorized an aggregate total of 4.5 million shares to be issued. On January 23, 2019, the shareholders of the Company approved an Amendment to and Restatement of the 2014 LTIP to increase the number of shares authorized to be issued by 2.0 million shares. As of March 31, 2019, the plans have a total of 2.7 million shares available for future issuances.

The Company issues share-based compensation awards with a vesting period ranging up to 3 years and a maximum contractual term of 10 years.  The Company issues new shares of stock when stock options are exercised.  As of March 31, 2019, there was $12.4 million of total unrecognized compensation cost related to non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company measures share-based compensation cost for options using the Black-Scholes option pricing model.  The following table presents the weighted average assumptions used to estimate fair values of the stock options granted during the nine months ended March 31, 2019 and 2018:

	Nine Months Ended
	March 31, 2019	March 31, 2018
Risk-free interest rate	2.9%	2.12%
Expected volatility	58.4%	57.6%
Expected dividend yield	—%	—%
Forfeiture rate	6.5%	6.5%
Expected term (in years)	5.3 years	5.4 years
Weighted average fair value	$6.52	$11.25

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

A stock option roll-forward as of March 31, 2019 and changes during the nine months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (yrs.)

Outstanding at June 30, 2018	1,057	$22.46	$2,584	5.4
Granted	73	$12.20
Exercised	(52)	$4.16	$237
Forfeited, expired or repurchased	(376)	$33.57
Outstanding at March 31, 2019	702	$16.81	$751	5.0

Vested and expected to vest at March 31, 2019	694	$16.83	$751	4.9
Exercisable at March 31, 2019	599	$17.09	$751	4.3

Restricted Stock

The Company measures restricted stock compensation costs based on the stock price at the grant date less an estimate for expected forfeitures.  The annual forfeiture rate used to calculate compensation expense was 6.5% and 5.6% for the nine months ended March 31, 2019 and 2018, respectively.

A summary of restricted stock awards as of March 31, 2019 and changes during the nine months then ended, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2018	704	$20.06
Granted	1,176	$9.90
Vested	(407)	$20.04	$3,918
Forfeited	(128)	$14.00
Non-vested at March 31, 2019	1,345	$11.76

Performance-Based Shares

On September 22, 2017 and July 30, 2018, the Company approved and granted performance-based awards to certain key executives.  The stock-settled awards will vest based on relative Total Shareholder Return (“TSR”) over a three-year period.  The Company measures share-based compensation cost for TSR awards using a Monte-Carlo simulation model.

A summary of performance-based share awards as of March 31, 2019 and changes during the current fiscal year, is presented below:

(In thousands, except for weighted average price and life data)	Awards	Weighted Average Grant - date Fair Value	Aggregate Intrinsic Value

Non-vested at June 30, 2018	20	$25.58
Granted	52	$17.69
Vested	—	$—	$—
Forfeited	—	$—
Non-vested at March 31, 2019	72	$19.92

Employee Stock Purchase Plan

In February 2003, the Company’s stockholders approved an Employee Stock Purchase Plan (“ESPP”).  Employees eligible to participate in the ESPP may purchase shares of the Company’s stock at 85% of the lower of the fair market value of the common stock on the first day of the calendar quarter or the last day of the calendar quarter.  Under the ESPP, employees can authorize the Company to withhold up to 10% of their compensation during any quarterly offering period, subject to certain limitations.  The ESPP was implemented on April 1, 2003 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate total of 1.1 million shares of the Company’s common stock for issuance under the ESPP.  During the nine months ended March 31, 2019 and 2018, 143 thousand shares and 46 thousand shares were issued under the ESPP, respectively.  As of March 31, 2019, 750 thousand total cumulative shares have been issued under the ESPP.

The following table presents the allocation of share-based compensation costs recognized in the Consolidated Statements of Operations by financial statement line item:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018
Selling, general and administrative expenses	$1,125	$1,638	$4,434	$5,350
Research and development expenses	208	149	608	477
Cost of sales	656	478	1,932	1,191
Total	$1,989	$2,265	$6,974	$7,018

Tax benefit at statutory rate	$447	$668	$1,569	$2,070

Note 18.  Employee Benefit Plan

The Company has a 401k defined contribution plan (the “Plan”) covering substantially all employees.  Pursuant to the Plan provisions, the Company is required to make matching contributions equal to 50% of each employee’s contribution, not to exceed 4% of the employee’s compensation for the Plan year.  Contributions to the Plan during the three months ended March 31, 2019 and 2018 were $0.6 million and $0.7 million, respectively.  Contributions to the Plan during the nine months ended March 31, 2019 and 2018 were $1.7 million.

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

The federal, state and local income tax expense for the three months ended March 31, 2019 was $1.4 million compared to an income tax benefit of $2.3 million for the three months ended March 31, 2018.  The effective tax rates for the three months ended March 31, 2019 and 2018 were 11.3% and (21.7)%, respectively.  The effective tax rate for the three months ended March 31, 2019 was higher compared to the three months ended March 31, 2018 primarily due to a revision in the third quarter of Fiscal 2018 of a provisional calculation pursuant to 2017 Tax Reform for timing items related to the filing of its Fiscal 2017 tax return.  The increase was partially offset by additional changes included in 2017 Tax Reform, which resulted in a federal statutory tax rate for the three months ended March 31, 2019 of 21% compared to a blended federal statutory tax rate of 28% in the prior-year period as well as a discrete tax benefit recorded in the third quarter of Fiscal 2019 related to the Company’s foreign subsidiary.

The federal, state and local income tax benefit for the nine months ended March 31, 2019 was $71.6 million compared to income tax expense of $23.3 million for the nine months ended March 31, 2018.  The effective tax rates for the nine months ended March 31, 2019 and 2018 were 21.3% and 36.8%, respectively.  The effective tax rate for the nine months ended March 31, 2019 was lower compared to the nine months ended March 31, 2018 primarily due to the application of 2017 Tax Reform in the prior-year period, which resulted in a revaluation of the Company’s net long term deferred tax assets.  In addition, the federal statutory tax rate for the nine months ended March 31, 2019 was 21% compared to a blended federal statutory tax rate of 28% in the prior-year period.

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

As of March 31, 2019 and June 30, 2018, the Company has total unrecognized tax benefits of $2.0 million and $2.5 million, respectively, which would impact the Company’s effective tax rate if recognized.  As a result of the positions taken during the period, the Company has not recorded any interest and penalties for the period ended March 31, 2019 in the statement of operations and no cumulative interest and penalties have been recorded either in the Company’s statement of financial position as of March 31, 2019 and June 30, 2018.  The Company will recognize interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

As of March 31, 2019 and June 30, 2018, the Company had net long term deferred tax assets of $102.5 million and $22.1 million, respectively.  The significant increase was primarily a result of the goodwill impairment charge recorded in the first quarter of Fiscal 2019, which negatively impacted book income, but is excluded from the calculation of taxable income.

The Company files income tax returns in the United States federal jurisdiction and various states.  The Company’s tax returns for Fiscal Year 2015 and prior generally are no longer subject to review as such years generally are closed.  The Company’s Fiscal Year 2016 federal return is currently under examination by the Internal Revenue Service (“IRS”).  The Company cannot reasonably predict the outcome of the examination at this time.  In July 2018, the Company was notified that the IRS will also expand their examination to include the Company’s Fiscal 2015 and Fiscal 2017 federal returns.  In October 2018, the Company was notified that the Commonwealth of Pennsylvania will conduct a routine field audit of the Company’s Fiscal 2016 and Fiscal 2017 corporate tax returns.

Note 20.  Related Party Transactions

The Company had sales of $0.9 million and $1.0 million during the three months ended March 31, 2019 and 2018, respectively, to a generic distributor, Auburn Pharmaceutical Company (“Auburn”), which is a member of the Premier Buying Group.  Sales to Auburn for the nine months ended March 31, 2019 and 2018 were $2.4 million and $3.0 million, respectively.  Jeffrey Farber, a current board member, is the owner of Auburn.  Accounts receivable includes amounts due from Auburn of $0.8 million and $0.6 million at March 31, 2019 and June 30, 2018, respectively.

The Company also had sales of $0.5 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively, to a generic distributor, KeySource, which is a member of the OptiSource Buying Group.  Sales to KeySource for the nine months ended March 31, 2019 and 2018 were $2.0 million and $1.4 million, respectively.  Albert Paonessa, a current board member, was appointed the CEO of KeySource in May 2017.  Accounts receivable includes amounts due from KeySource of $0.6 million and $0.5 million as of March 31, 2019 and June 30, 2018, respectively.

The Company incurred no expenses during the three months ending March 31, 2019 and incurred $0.4 million of expenses during the nine months ended March 31, 2019, respectively, for online medical benefit services provided by a subsidiary of a variable interest entity.  See Note 13 “Commitments” for more information.  There were no amounts due to the variable interest entity as of March 31, 2019. The liability was not material to the financial position of the Company as of June 30, 2018.

Note 21.  Material Contracts with Suppliers

Jerome Stevens Pharmaceuticals Distribution Agreement:

The Company’s primary finished goods inventory supplier through March 23, 2019 was JSP, in Bohemia, New York.  Purchases of finished goods inventory from JSP accounted for approximately 40% and 37% of the Company’s inventory purchases in the three months ended March 31, 2019 and 2018, respectively.  Purchases of finished goods inventory from JSP accounted for approximately 36% of the Company’s inventory purchases in the nine months ended March 31, 2019 and 2018.

On August 19, 2013, the Company entered into an agreement with JSP to extend its initial contract to continue as the exclusive distributor in the United States of three JSP products: Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP; Digoxin Tablets USP; and Levothyroxine Sodium Tablets USP.  The amendment to the original agreement extended the initial contract, which was due to expire on March 22, 2014, for five years through March 2019.  In connection with the amendment, the Company issued a total of 1.5 million shares of the Company’s common stock to JSP and JSP’s designees.  In accordance with its policy related to renewal and extension costs for recognized intangible assets, the Company recorded a $20.1 million expense in cost of sales, which represents the fair value of the shares on August 19, 2013.  On March 23, 2019, the JSP Distribution Agreement expired and was not renewed or extended.

Note 22.  Assets Held for Sale

Cody API Business

In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business, which includes the manufacturing and distribution of active pharmaceutical ingredients for use in finished goods production.  As such, all assets and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of March 31, 2019.  As part of the held for sale classification, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody long-lived assets.

The following table summarizes the assets and liabilities of the Cody API business as of March 31, 2019:

(In thousands)	March 31, 2019
Assets
Inventories	$3,517
Other current assets	334
Property, plant and equipment	6,905
Intangible assets, net	166
Other assets	804
Total assets held for sale	$11,726
Liabilities
Accounts payable	$238
Accrued expenses	129
Accrued payroll and payroll-related expenses	480
Total liabilities held for sale	$847

The following table summarizes the financial results of the Cody API business for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018
Net sales	$—	$749	$2,142	$1,835
Pretax loss attributable to Cody API business	(2,502)	(4,920)	(41,837)	(14,877)

The loss attributable to the Cody API business during the nine months ended March 31, 2019 includes the $29.9 million impairment charge to adjust the long-lived assets to their fair value less costs to sell.

Townsend Road Facility

In the third quarter of Fiscal 2019, the Company entered into an agreement to sell the Townsend Road facility located in Philadelphia, Pennsylvania for $4.4 million.  The carrying value of the property is included within the Assets Held for Sale line of the Consolidated Balance Sheet as of March 31, 2019.  The Company discontinued distribution from its Townsend Road facility in January 2019.  The Company intends to finalize the sale by the end of Fiscal 2019.

Note 23. Amneal Distribution and Transition Support Agreement

On November 9, 2018, the Company entered into the Amneal Agreement, pursuant to which Amneal was the Company’s sole customer for Levothyroxine Sodium Tablets USP (the “Product”) from December 1, 2018 through March 23, 2019 and Amneal would re-sell the Product to its customers.  Pursuant to the terms of the Agreement, the Company received an upfront payment of $50 million, which guaranteed the Company $50 million of gross profit on approximately $80 million of net sales of the Product during the term of the Agreement, subject to certain adjustments.  The Company continued to distribute Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP and Digoxin Tablets USP pursuant to its distribution agreement with JSP through March 23, 2019.  Upon the effective date of the agreement on December 1, 2018, the Company received an upfront payment of $43.0 million, which was recorded as deferred revenue in the Consolidated Balance Sheet, with the remaining $7.0 million to be received on February 1, 2019.  In February 2019, the agreement was amended to allow the Company to sell through additional Product to other customers.  As of March 31, 2019, all amounts under the Agreement were fully recognized and recorded in the Statement of Operations.

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

The Company operates pharmaceutical manufacturing plants in Cody, Wyoming; Carmel, New York and Seymour, Indiana.  The Company’s customers include generic pharmaceutical distributors, drug wholesalers, chain drug stores, private label distributors, mail-order pharmacies, other pharmaceutical manufacturers, managed care organizations, hospital buying groups, governmental entities and health maintenance organizations.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its State Road facility in Philadelphia, Pennsylvania.  The Company discontinued distribution from its Townsend Road facility in Philadelphia, Pennsylvania as of January 31, 2019.  The Company has entered into an agreement to sell its Townsend Road facility and expects to finalize the sale by the end of Fiscal 2019.

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

Net sales of JSP products totaled $253.1 million and $201.7 million in Fiscal Year 2018 and the first nine months of Fiscal Year 2019, respectively.  Of that amount, Levothyroxine Sodium Tablets USP net sales totaled $245.9 million and $197.6 million in Fiscal Year 2018 and the first nine months of Fiscal Year 2019, respectively.  Gross margins were approximately 60% in Fiscal Year 2018 and the first nine months of Fiscal Year 2019, respectively.

On March 23, 2019, the JSP Distribution Agreement expired and was not renewed or extended.

Because products covered by the JSP Distribution Agreement generated a significant portion of our revenues and gross profits, JSP’s decision not to renew or extend its distribution agreement with us will materially adversely affect our future operating results and cash flows beginning in the fourth quarter of Fiscal 2019.  When announced on August 20, 2018, this resulted in a significant decline in the Company’s market capitalization.

As noted above, JSP’s decision not to renew or extend its distribution agreement with us will materially adversely affect our future operating results, liquidity and cash flows, which could impact our ability to comply with the financial and other covenants in our Amended Senior Secured Credit Facility.  On December 10, 2018, the Company entered into an amendment to the Senior Secured Credit Facility and the Credit and Guaranty Agreement.  Pursuant to the amendment, the Secured Net Leverage Ratio applicable to the financial leverage ratio covenant was increased from 3.25:1.00 to 4.25:1.00 as of December 31, 2019 and prior to September 30, 2020, and then to 4.00:1:00 as of September 30, 2020. As of March 31, 2019, the Company was in compliance with its financial covenants.  As of March 31, 2019, cash and cash equivalents totaled $205.2 million in addition to availability under our undrawn Revolver totaling $125.0 million.

Based on its projections over the next twelve months, the Company expects to have sufficient liquidity and cash flows to meet its operating and debt service requirements for at least the next twelve months from the issuance of the March 31, 2019 consolidated financial statements.  The Company also expects to be in compliance with its financial covenants during the same period.

Although management cannot predict with certainty the precise impact its plans will have on offsetting the loss of the JSP Distribution Agreement, management is continuing to finalize plans to offset the impact of the loss on a short- and long-term basis.  These plans currently include, among other things, an emphasis on reducing cost of sales, research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses; continuing to accelerate new product launches; increasing the level of strategic partnerships; and reducing capital expenditures. To that end, the Company has already launched more than 15 new products since January 2018, which are expected to generate annualized net sales of approximately $75 million, and plans to maintain this pace going forward.  The Company has also signed several distribution and in-licensing agreements during this fiscal year that will provide immediate contribution margins in the near future.  Additionally, the Company continues to supplement existing in-process cost reduction plans with additional cost savings initiatives, which is expected to generate annualized cost savings of approximately $66.0 million by the end of Fiscal 2020 when compared to the Fiscal 2018 expenses, of which approximately half will be reinvested into other business growth opportunities.  Management will also continue its emphasis on accelerating ANDA filings, as evidenced by the five ANDAs filed with the FDA in the first half of Fiscal 2019.  Management also plans to attempt, at the appropriate time, to refinance a significant portion of its outstanding long-term debt to reduce principal repayment requirements and eliminate existing financial covenants, which we expect will increase related interest expense, but will positively impact short-term cash flows.

Amneal Distribution and Transition Support Agreement

On November 9, 2018, the Company entered into the Amneal Agreement, pursuant to which Amneal was the Company’s sole customer for Levothyroxine Sodium Tablets USP (the “Product”) from December 1, 2018 through March 23, 2019 and Amneal would re-sell the Product to its customers.  Pursuant to the terms of the Agreement, the Company received an upfront payment of $50 million, which guaranteed the Company $50 million of gross profit on approximately $80 million of net sales of the Product during the term of the Agreement, subject to certain adjustments.  The Company continued to distribute Butalbital, Aspirin, Caffeine with Codeine Phosphate Capsules USP and Digoxin Tablets USP pursuant to its distribution agreement with JSP through March 23, 2019.  Upon the effective date of the agreement on December 1, 2018, the Company received an upfront payment of $43.0 million, which was recorded as deferred revenue in the Consolidated Balance Sheet, with the remaining $7.0 million received on February 1, 2019.  In February 2019, the agreement was amended to allow the Company to sell through additional Product to other customers.  As of March 31, 2019, all amounts under the Agreement were fully recognized and recorded in the Statement of Operations.

Sale of Cody API Business

The Company is analyzing and exploring various financing and operational courses to improve the Company’s base business, including a focus on nearer term opportunities and an overall strategic shift toward the Company’s core competencies and optimization of its cost structure.  In connection therewith, the Company approved a plan in September 2018 to sell the Cody API business.  As part of its decision, the Company considered (i) the Cody API business’s timeline to profitability, (ii) continuing investment needed to be competitive and (iii) the reduction to the Company’s operating expenses, estimated to be approximately $18 million on an annualized basis, that would result from a sale of the Cody API business.  Excluded from the sale will be the manufacturing of the finished dosage form of the Company’s Cocaine Hydrochloride product line.

As a result of the decision to sell the Cody API business, all of the assets, excluding the Cocaine Hydrochloride product line mentioned above, and all of the liabilities associated with the Cody API business, are classified as assets and liabilities held for sale on the Company’s Consolidated Balance Sheet as of March 31, 2019, with such assets and liabilities recorded at fair value less costs to sell.  As a result of a fair value analysis of the Cody API business, the Company recorded an impairment charge of $29.9 million in the first quarter of Fiscal 2019.

Cody Restructuring Plan

On June 29, 2018, the Company announced a restructuring plan related to the future of Cody Laboratories, Inc. and the Company’s operations (the “Cody Restructuring Plan”).  The plan focuses on a more select set of opportunities which will result in streamlined operations, improved efficiencies and a reduced cost structure.  The Company currently estimates that it will incur approximately $4.5 million of total costs to implement the Cody Restructuring Plan, comprised primarily of approximately $2.5 million of severance and employee-related costs.  These amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

2016 Restructuring Plan

On February 1, 2016, in connection with the acquisition of KUPI, the Company announced a plan related to the future integration of KUPI and the Company’s operations (the “2016 Restructuring Program”). The plan focused on the closure of KUPI’s corporate functions and the consolidation of manufacturing, sales, research and development and distribution functions. The restructuring activities under the 2016 Restructuring Program are complete as of March 31, 2019.  The Company incurred an aggregate of approximately $21.0 million in restructuring charges for actions that have been announced or communicated since the 2016 Restructuring Program began.  Of this amount, approximately $11.0 million related to employee separation costs, approximately $1.0 million related to contract termination costs and approximately $9.0 million related to facility closures costs and other actions.  In the second quarter of Fiscal 2019, the Company ceased manufacturing functions at its State Road facility in Philadelphia, Pennsylvania.  The Company discontinued distribution from its Townsend Road facility in Philadelphia, Pennsylvania as of January 31, 2019.  The Company has entered into an agreement to sell its Townsend Road facility and expects to finalize the sale by the end of Fiscal 2019.

Financial Summary

For the third quarter of Fiscal Year 2019, net sales decreased to $172.8 million compared to $174.4 million in the same prior-year period.  Gross profit decreased to $65.3 million compared to $67.1 million in the prior-year period and gross profit percentage remained consistent at 38% to the prior-year period.  R&D expenses increased to $9.8 million compared to $2.7 million in the third quarter of Fiscal Year 2018 while SG&A expenses increased to $21.6 million from $14.1 million in the prior-year period.  Restructuring expenses decreased to $0.5 million from $1.4 million in the prior-year period.  Operating income for the third quarter of Fiscal Year 2019 was $33.4 million compared to $33.3 million, which included a $15.5 million loss on sale of an intangible asset, in the third quarter of Fiscal Year 2018.  Net income for the third quarter of Fiscal Year 2019 was $10.6 million, or $0.27 per diluted share compared to $12.8 million, or $0.33 per diluted share in the third quarter of Fiscal Year 2018.

For the first nine months of Fiscal 2019, net sales increased to $521.6 million compared to $513.7 million in the same prior-year period.  Gross profit decreased to $194.3 million compared to $222.2 million in the prior-year period.  Gross profit percentage decreased to 37% compared to 43% in the prior-year period.  R&D expenses increased to $29.4 million compared to $20.9 million in the first nine months of Fiscal 2018 while SG&A expenses increased to $65.4 million from $61.6 million in the prior-year period.  Restructuring expenses decreased to $1.7 million from $3.0 million in the prior-year period.  Operating loss for the first nine months of Fiscal 2019, which included asset impairment charges totaling $369.5 million was $271.7 million compared to operating income of $121.1 million, which included a $15.5 million loss on sale of intangible asset, in the prior-year period.  Net loss for the first nine months of Fiscal 2019 was $264.5 million, or $7.01 per diluted share compared to net income of $40.0 million, or $1.05 per diluted share in the prior-year period. A more detailed discussion of the Company’s financial results can be found below.

Results of Operations - Three months ended March 31, 2019 compared with the three months ended March 31, 2018

Net sales decreased 1% to $172.8 million for the three months ended March 31, 2019.  The following table identifies the Company’s net product sales by medical indication for the three months ended March 31, 2019 and 2018:

(In thousands)	Three Months Ended March 31,
Medical Indication	2019	2018
Antibiotic	$3,789	$3,801
Anti-Psychosis	20,616	9,336
Cardiovascular	22,783	18,514
Central Nervous System	9,424	8,395
Gallstone	3,041	3,828
Gastrointestinal	11,735	16,562
Glaucoma	659	875
Migraine	9,846	12,888
Muscle Relaxant	3,238	3,299
Pain Management	5,856	6,594
Respiratory	498	2,324
Thyroid Deficiency	55,210	69,975
Urinary	2,105	33
Other	16,062	12,376
Contract manufacturing revenue	7,932	5,586
Net sales	$172,794	$174,386

The decrease in net sales was driven by decreased average selling price of products of $17.8 million, partially offset by increased volumes of $16.2 million.  Average selling prices were negatively impacted by unfavorable changes in product mix, changes within distribution channels and, to a lesser extent, competitive pricing pressures.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.  Volumes were favorably impacted primarily due to additional sales of Levothyroxine related to the Amneal Agreement as well as increased market share of a key product.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $8.0 million and $9.7 million during the three months ended March 31, 2019 and 2018, respectively, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	3%	(3)%
Anti-Psychosis	95%	26%
Cardiovascular	(15)%	38%
Central Nervous System	15%	(2)%
Gallstone	27%	(48)%
Gastrointestinal	(31)%	2%
Glaucoma	(21)%	(4)%
Migraine	(14)%	(10)%
Muscle Relaxant	(2)%	—%
Pain Management	(2)%	(9)%
Respiratory	(76)%	(2)%
Thyroid Deficiency	11%	(32)%
Urinary	4,492%	1,815%

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

The Company intends to continue working with the FDA to regain the “AB” rating, and in the meantime, maintain the drug on the U.S. market with a BX rating.  However, there can be no assurance as to when or if the Company will regain the “AB” rating or be permitted to remain on the market.  The Company agreed to potential acquisition-related contingent payments to UCB related to Methylphenidate ER if the FDA reinstates the AB-rating and certain sales thresholds are met.  Such potential contingent payments are set to expire after December 31, 2020.

In August 2018, the Company entered into an exclusive perpetual licensing agreement with Andor Pharmaceuticals, LLC (“Andor”) for Methylphenidate ER tablets USP (CII) in 18 mg, 27 mg, 36 mg and 54 mg strengths.  Andor’s ANDA of Methylphenidate included all bioequivalence metrics recommended by the FDA and is an AB-rated generic equivalent to the brand Concerta®.  In April 2019, Andor received approval from the FDA of its Methylphenidate ER tablets USP (CII) ANDA.  The Company anticipates commencing the launch of the product in 18mg, 27mg, 36mg and 54mg strengths in the fourth quarter of Fiscal 2019.

Under the licensing agreement with Andor, Lannett will primarily provide sales, marketing and distribution support of Andor’s Methylphenidate ER product, for which it will receive a percentage of the net profits.

Pain Management. Cocaine Topical Solution (“C-Topical”)

In December 2017, a competitor received approval from the FDA to market and sell a Cocaine Hydrochloride topical product.  This approval affects the Company’s right to market and sell its unapproved C-Topical product.  According to FDA guidance, the FDA allowed the Company to continue marketing its unapproved product for a period of time following approval of the competitor’s product.  Upon the recent request of the FDA to cease manufacturing and distributing our unapproved C-Topical product as a result of an approved product on the market, the Company has agreed to cease manufacturing its unapproved C-Topical 4% on June 15, 2019 and cease distributing the product on August 15, 2019. The Company also committed to not manufacture or distribute C-Topical 10% as of April 15, 2019, which has not been sold this fiscal year. The Company does not believe the discontinuation will have a material impact on our future expected results of operations as we had anticipated the withdrawal of this product.  Additionally, the Company anticipates the approval of its NDA for its cocaine hydrochloride product around the end of calendar year 2019.  During the nine months ended March 31, 2019 and 2018, the Company’s net sales of the unapproved C-Topical product were $10.0 million and $15.9 million, respectively.

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

The competitor filed a citizen petition with the FDA in February 2019, claiming that the grant of the NCE exclusivity blocks the approval of the Company’s application for five years and requesting that the FDA refuse to accept any further submissions in furtherance of the Company’s Section 505(b)(2) application, treat as withdrawn any submissions made by the Company after December 2017 and withdraw the Company’s Section 505(b)(2) application.  On April 24, 2019, the Company filed an opposition to the citizen petition requesting that it be denied.

At this time, the Company cannot predict the ultimate outcome of the citizen petition.

Gastrointestinal. Polyethylene Glycol (PEG)3350 (“Glycolax”)

On April 2, 2018, the FDA issued a Federal Register notice (Docket No. FDA-2008-N-0549) indicating that it was affirming a preliminary summary judgment decision that the FDA issued in 2014, denying a hearing, and withdrawing all ANDAs for prescription PEG 3350 products, including the Company’s Glycolax product.  The FDA’s decision is based on the FDA finding that there are no meaningful differences between Rx PEG 3350 products and OTC PEG 3350 products and, therefore, that the Rx products are misbranded.  The FDA ordered the Company’s ANDA withdrawn effective May 2, 2018, after which the Company would no longer be permitted to market or sell its Glycolax product.  The Company disputes the FDA’s finding that there are no meaningful differences and disputes that summary judgment was appropriate in light of the factual issues raised by the ANDA holders.  On April 9, 2018, the Company, along with three other PEG 3350 ANDA holders, filed a request for a stay of the FDA order pending appeal of the decision to the District of Columbia Circuit Court of Appeals.  On April 16, 2018, the FDA granted a stay of its order withdrawing the Company’s ANDA through November 2, 2018, after which the Company will no longer be permitted to market or sell its Glycolax product.  The Company filed an appeal of the FDA withdrawal order to the United States Court of Appeals for the District of Columbia.  In July 2018, the Company filed a brief in support of the appeal.  All briefing was completed by September 15, 2018 and an argument hearing was held on October 12, 2018. In October 2018, the Appeals Court issued a ruling affirming the FDA’s withdrawal of the ANDA and on November 2, 2018, the ANDA was withdrawn and the Company ceased marketing the product.  The Company continues to market its OTC PEG 3350 products.  During the nine months ended March 31, 2019 and 2018, the Company’s net sales of Rx PEG 3350 were $6.5 million and $13.1 million, respectively, although gross profit percentages for this product were in the single-digits in each of these periods.

Thalomid®

The Company filed with the FDA an ANDA No. 206601, along with a paragraph IV certification, alleging that the fifteen patents associated with the Thalomid drug product are invalid, unenforceable and/or not infringed.  On January 30, 2015, Celgene Corporation and Children’s Medical Center Corporation filed a patent infringement lawsuit in the United States District Court for the District of New Jersey, alleging that the Company’s filing of ANDA No. 206601 constitutes an act of patent infringement and seeking a declaration that the patents at issue are valid and infringed.  A settlement agreement was reached and the Court dismissed the lawsuit in October 2017.  Pursuant to the settlement agreement, the Company entered into a license agreement that permits Lannett to manufacture and market in the U.S. its generic thalidomide product as of August 1, 2019 or earlier under certain circumstances.  In the second quarter of Fiscal 2019, the Company received a Major Complete Response Letter related to issues at its API supplier.  As a result, the Company expects its product launch to be delayed until calendar year 2020.

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the three months ended March 31:

(In thousands) Customer Distribution Channel	March 31, 2019	March 31, 2018
Wholesaler/Distributor	$150,726	$130,268
Retail Chain	11,841	29,785
Mail-Order Pharmacy	2,295	8,747
Contract manufacturing revenue	7,932	5,586
Net sales	$172,794	$174,386

Net sales to wholesalers/distributors increased significantly primarily due to additional sales of Levothyroxine related to the Amneal Agreement.  Net sales to retail chains decreased significantly as a result of additional sales to a customer in the three months ended March 31, 2018 that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles, for the third quarter of Fiscal 2019 remained relatively consistent at $107.5 million as compared to $107.3 million in the same prior-year period.  Cost of sales increased primarily due to increased volumes of products sold, and to a lesser extent, increased product royalties, offset by manufacturing efficiencies as a result of cost reduction initiatives as well as product mix.  Product royalties expense included in cost of sales totaled $10.7 million for the third quarter of Fiscal Year 2019 and $8.7 million for the third quarter of Fiscal Year 2018.  Amortization expense included in cost of sales totaled $7.9 million for the third quarter of Fiscal 2019 compared to $8.3 million for the third quarter of Fiscal 2018.

Gross Profit.  Gross profit for the third quarter of Fiscal 2019 decreased to $65.3 million or 38% of net sales.  In comparison, gross profit for the third quarter of Fiscal 2018 was $67.1 million or 38% of net sales.  Gross profit percentage was negatively impacted by lower average selling price of certain key products and increased product royalties, offset by manufacturing efficiencies and the positive impact of product mix.

Research and Development Expenses.  Research and development expenses for the third quarter increased to $9.8 million in Fiscal 2019 from $2.7 million in Fiscal 2018.  The increase was primarily due to lower R&D expense in Fiscal 2018 related to a cancelled order for pre-launch inventory purchased in Fiscal 2017, and to a lesser extent, higher incentive-based compensation in the third quarter of Fiscal 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $21.6 million in the third quarter of Fiscal 2019 compared with $14.1 million in Fiscal 2018.  The increase was primarily due to higher incentive-based compensation, depreciation related to software integration costs, and increased legal and financial advisory costs, partially offset by a reduction of selling and marketing expenses related to product salesforce.

The Company is focused on controlling operating expenses and has executed on its 2016 Restructuring Plan and Cody Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Restructuring Expenses.  Restructuring expenses decreased $1.0 million to $0.5 million for the third quarter of Fiscal Year 2019 compared to the prior-year period primarily due to lower facility closure costs associated with the completion of the 2016 Restructuring Program.  See Note 4 “Restructuring Charges” for more information.

Other Income (Loss).  Interest expense for the three months ended March 31, 2019 totaled $21.5 million compared to $22.8 million for the three months ended March 31, 2018.  The weighted average interest rate for the third quarter of Fiscal 2019 and 2018 was 10.0% and 9.7%, respectively.  Investment income totaled $.9 million in the third quarter of Fiscal 2019 compared with $0.7 million in the third quarter of Fiscal 2018.

In March 2019, the Company completed the purchase of $24.2 million principal amount of its Term Loans in open market transactions.  As a result of the purchases, the Company recorded a loss on extinguishment of debt of $0.4 million.

Income Tax.  The Company recorded income tax expense in the third quarter of Fiscal 2019 of $1.4 million compared to an income tax benefit of $2.3 million in the third quarter of Fiscal 2018.  The effective tax rates for the three months ended March 31, 2019 and 2018 were 11.3% and (21.7)%, respectively.  The effective tax rate for the three months ended March 31, 2019 was higher compared to the three months ended March 31, 2018 primarily due to a revision in the third quarter of Fiscal 2018 of a provisional calculation pursuant to 2017 Tax Reform for timing items related to the filing of its Fiscal 2017 tax return.  The increase was partially offset by additional changes included in 2017 Tax Reform, which resulted in a federal statutory tax rate for the three months ended March 31, 2019 of 21% compared to a blended federal statutory tax rate of 28% in the prior-year period as well as a discrete tax benefit recorded in the third quarter of Fiscal 2019 related to the Company’s foreign subsidiary.

Net Income.  For the three months ended March 31, 2019, the Company reported net income of $10.6 million, or $0.27 per diluted share.  Comparatively, net income in the corresponding prior-year period was $12.8 million, or $0.33 per diluted share.

Results of Operations - Nine months ended March 31, 2019 compared with the nine months ended March 31, 2018

Net sales increased 2% to $521.6 million for the nine months ended March 31, 2019.  The following table identifies the Company’s net product sales by medical indication for the nine months ended March 31, 2019 and 2018:

(In thousands)	Nine Months Ended March 31,
Medical Indication	2019	2018
Antibiotic	$12,066	$10,701
Anti-Psychosis	45,540	47,127
Cardiovascular	70,233	39,955
Central Nervous System	22,808	24,137
Gallstone	7,744	15,674
Gastrointestinal	36,783	46,171
Glaucoma	1,719	5,706
Migraine	32,134	43,387
Muscle Relaxant	9,538	10,309
Pain Management	19,771	18,483
Respiratory	2,676	6,200
Thyroid Deficiency	197,564	185,983
Urinary	5,262	5,870
Other	37,230	38,178
Contract manufacturing revenue	20,498	15,771
Net sales	$521,566	$513,652

The increase in net sales was driven by increased volumes of $80.0 million, partially offset by decreased average selling price of products of $72.1 million.  Volumes were favorably impacted due to increased sales of Levothyroxine as customer demand increased in anticipation of the transition of the Product.  Additional sales in the Cardiovascular medical indication related to a distribution agreement entered into with Aralez in November 2017 also contributed to increased volumes.  On August 10, 2018, Aralez filed a Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York and continues to operate its business in the normal course.  The Company does not believe this will materially affect our distribution agreement with Aralez.  Average selling prices were negatively impacted by price protection and shelf-stock adjustments in the second quarter of Fiscal 2019 as a result of anticipated price increases and decreases, respectively, on certain products.  Average selling prices were also impacted by product mix, changes within distribution channels and, to a lesser extent, competitive pricing pressures.  Although the Company has benefited in the past from favorable pricing trends, these trends have reversed.

In January 2017, a provision in the Bipartisan Budget Act of 2015 required drug manufacturers to pay additional rebates to state Medicaid programs if the prices of their generic drugs rise at a rate faster than inflation.  The provision negatively impacted the Company’s net sales by $23.0 million and $22.2 million during the nine months ended March 31, 2019 and 2018, respectively, which contributed to the overall decreased average selling price.

The following chart details price and volume changes by medical indication:

Medical indication	Sales volume change %	Sales price change %
Antibiotic	10%	3%
Anti-Psychosis	16%	(19)%
Cardiovascular	75%	1%
Central Nervous System	(4)%	(2)%
Gallstone	7%	(58)%
Gastrointestinal	(10)%	(10)%
Glaucoma	(53)%	(17)%
Migraine	(16)%	(10)%
Muscle Relaxant	—%	(8)%
Pain Management	19%	(12)%
Respiratory	(55)%	(2)%
Thyroid Deficiency	21%	(15)%
Urinary	(14)%	4%

The Company sells its products to customers in various distribution channels.  The table below presents the Company’s net sales to each distribution channel for the nine months ended March 31, 2019 and 2018:

(In thousands) Customer Distribution Channel	March 31, 2019	March 31, 2018
Wholesaler/Distributor	$420,720	$377,833
Retail Chain	61,509	88,786
Mail-Order Pharmacy	18,839	31,262
Contract manufacturing revenue	20,498	15,771
Net sales	$521,566	$513,652

Net sales to wholesalers/distributors increased significantly primarily due to additional sales of Levothyroxine related to the Amneal Agreement.  Net sales to retail chains decreased significantly as a result of additional sales in the nine months ended March 31, 2018 to a customer that was unable to obtain supply from a competitor due to a temporary disruption in the competitor’s supply chain.

Cost of Sales, including amortization of intangibles.  Cost of sales, including amortization of intangibles for the first nine months of Fiscal 2019 increased to $327.3 million from $291.5 million in the same prior-year period.  The increase was primarily attributable to increased volumes of products sold, and to a lesser extent, increased product royalties, partially offset by product mix and manufacturing efficiencies as a result of cost reduction initiatives.  Product royalties expense included in cost of sales totaled $27.4 million for the first nine months of Fiscal Year 2019 and $22.7 million for the first nine months of Fiscal Year 2018.  Amortization expense included in cost of sales totaled $24.3 million for the first nine months of Fiscal Year 2019 and $24.0 million for the first nine months of Fiscal Year 2018.

Gross Profit.  Gross profit for the first nine months of Fiscal 2019 decreased to $194.3 million or 37% of net sales.  In comparison, gross profit for the first nine months of Fiscal 2018 was $222.2 million or 43% of net sales.  The decrease in gross profit percentage was primarily attributable to price protection and shelf-stock adjustments in the second quarter of Fiscal 2019 as well as lower average selling price of certain key products and increased product royalties related to a distribution agreement entered into with Aralez in November 2017.

Research and Development Expenses.  Research and development expenses for the first nine months increased to $29.4 million in Fiscal 2019 from $20.9 million in Fiscal 2018.  The increase was primarily due to lower R&D expense in Fiscal 2018 related to a cancelled order for pre-launch inventory purchased in Fiscal 2017, higher product development expenses in Fiscal 2019 related to various pipeline projects as well as higher incentive compensation-related expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $65.4 million in the first nine months of Fiscal 2019 compared with $61.6 million in Fiscal 2018.  The increase was primarily due to higher incentive-based compensation, depreciation related to software integration costs, and increased legal and financial advisory costs, partially offset by a reduction of selling and marketing expenses related to product salesforce.

The Company is focused on controlling operating expenses and has executed on its 2016 Restructuring Plan and Cody Restructuring Plan as noted above, however increases in personnel and other costs to facilitate enhancements in the Company’s infrastructure and expansion may continue to impact operating expenses in future periods.

Restructuring Expenses.  Restructuring expenses decreased 43% to $1.7 million compared to the prior-year period primarily due to a reversal of employee separation costs related to the Cody Restructuring Program in the second quarter of Fiscal 2019.  See Note 4 “Restructuring Charges” for more information.

Asset Impairment Charges.  In the first quarter of Fiscal 2019, the Company approved a plan to sell the Cody API business.  As such, all assets and liabilities associated with the Cody API business are recorded in the assets and liabilities held for sale captions in the Consolidated Balance Sheet as of March 31, 2019.  As part of the held for sale classification, the Company recorded the assets of the Cody API business at fair value less costs to sell.  The Company performed a fair value analysis which resulted in a $29.9 million impairment of the Cody long-lived assets.  See Note 22 “Assets Held for Sale” for more information.

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

Other Income (Loss).  Interest expense in the first nine months of Fiscal 2019 and Fiscal 2018 totaled $64.4 million.  The weighted average interest rate for the first nine months of Fiscal 2019 and 2018 was 9.6% and 8.8%, respectively.  Investment income in the first nine months of Fiscal 2019 totaled $1.9 million compared with investment income of $4.2 million in Fiscal 2018.

In March 2019, the Company completed the purchase of $24.2 million principal amount of its Term Loans in open market transactions.  As a result of the purchases, the Company recorded a loss on extinguishment of debt of $0.4 million.

Income Tax.  The Company recorded an income tax benefit in the first nine months of Fiscal 2019 of $71.6 million compared to income tax expense of $23.3 million in the first nine months of Fiscal 2018.  The effective tax rate for the nine months ended March 31, 2019 was 21.3% compared to 36.8% for the nine months ended March 31, 2018.  The effective tax rate for the nine months ended March 31, 2019 was lower compared to the same prior-year period primarily due to the application of 2017 Tax Reform in the prior-year period, which resulted in a revaluation of the Company’s net long term deferred tax assets.  In addition, the federal statutory tax rate for the nine months ended March 31, 2019 was 21% compared to a blended federal statutory tax rate of 28% in the prior-year period.

Net Income (Loss).  For the nine months ended March 31, 2019, the Company reported net loss of $264.5 million, or $7.01 per diluted share.  Comparatively, net income in the corresponding prior-year period was $40.0 million, or $1.05 per diluted share.

Liquidity and Capital Resources

Cash Flow

Until November 25, 2015, the date of the KUPI acquisition, the Company had historically financed its operations with cash flow generated from operations supplemented with borrowings from various government agencies and financial institutions.  At March 31, 2019, working capital was $336.4 million as compared to $326.0 million at June 30, 2018, an increase of $10.4 million.  Current product portfolio sales as well as sales related to future product approvals are anticipated to continue to generate positive cash flow from operations.

Net cash provided by operating activities of $181.7 million for the nine months ended March 31, 2019 reflected net loss of $264.5 million, adjustments for non-cash items of $352.3 million, as well as cash provided by changes in operating assets and liabilities of $93.9 million.  In comparison, net cash provided by operating activities of $103.4 million for the nine months ended March 31, 2018 reflected net income of $40.0 million, adjustments for non-cash items of $112.1 million, as well as cash used by changes in operating assets and liabilities of $48.7 million.

Significant changes in operating assets and liabilities from June 30, 2018 to March 31, 2019 were comprised of:

•                  A decrease in accounts receivable of $97.7 million primarily as a result of the collection of receivables related to Levothyroxine sales as well as of the timing of receipts.  The Company’s days sales outstanding (“DSO”) at March 31, 2019, based on gross sales for the nine months ended March 31, 2019 and gross accounts receivable at March 31, 2019 was 60 days.  The level of DSO at March 31, 2019 was significantly lower than the Company’s expectations that DSO will be in the 70 to 85 day range based on customer payment terms, due to the receipt of an upfront payment of Levothyroxine sales under the Amneal Agreement.

•                  A decrease in prepaid income taxes totaling $15.9 million primarily due to receipt of approximately $15.2 million in tax refunds from the Internal Revenue Service (“IRS”).

•                  An increase in accrued payroll and payroll-related costs of $11.3 million primarily due to higher accrued incentive compensation-related costs and, to a lesser extent, the timing of payroll payments.

•                  A decrease in accounts payable totaling $25.0 million primarily due to a lower balance as of March 31, 2019 related to the expiration of the JSP Distribution Agreement.  The timing of payments also contributed to the decrease in accounts payable.

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

Net cash used in investing activities of $0.7 million for the nine months ended March 31, 2019 is mainly the result of purchases of property, plant and equipment of $18.5 million and purchases of an intangible asset of $2.0 million, partially offset by proceeds from the sale of property, plant and equipment of $14.2 million and proceeds from the sale of an outstanding VIE loan to a third party of $5.6 million. Net cash used in investing activities of $36.9 million for the nine months ended March 31, 2018 is mainly the result of purchases of investment securities of $62.6 million and purchases of property, plant and equipment of $41.1 million, loan advances to a variable interest entity of $10.0 million and the purchase of an intangible asset of $7.0 million, partially offset by proceeds from the sale of investment securities of $83.8 million.

Net cash used in financing activities of $74.3 million for the nine months ended March 31, 2019 was primarily due to debt repayments of $73.5 million, of which $23.4 million were open market repurchases, payments of debt issuance costs totaling $1.1 million and purchases of treasury stock totaling $0.5 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $0.8 million.  Net cash used in financing activities of $70.0 million for the nine months ended March 31, 2018 was primarily due to debt repayments of $69.0 million, purchases of treasury stock totaling $4.6 million, partially offset by proceeds from issuance of stock pursuant to stock compensation plans of $3.6 million.

Credit Facility and Other Indebtedness

The Company has previously entered into and may enter into future agreements with various government agencies and financial institutions to provide additional cash to help finance the Company’s various capital investments and potential strategic opportunities.  These borrowing arrangements as of March 31, 2019 are as follows:

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

In February 2019, a Special Committee of the Board of Directors authorized the Company to repurchase up to $50 million of its Term Loans.  In March 2019, the Company completed the purchase of $24.2 million principal amount of its Term Loans in open market transactions. The purchases comprised $8.0 million and $16.2 million of the Term A Loans and Term B Loans, respectively. In order to reduce future cash interest payments, as well as future amounts due at maturity, Lannett may, from time to time, purchase our debt for cash in open market purchases and/or privately negotiated transactions. Lannett will evaluate any such transactions in light of then-existing market conditions, taking into account the Company’s current liquidity among other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 25, 2015, in connection with the acquisition of KUPI, the Company entered into a Senior Secured Credit Facility, which was subsequently amended in June 2016 and December 2018.  Based on the variable-rate debt outstanding at March 31, 2019, each 1/8% increase in interest rates would yield $1.0 million of incremental annual interest expense.

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

Change in Internal Control Over Financial Reporting

There has been no change in Lannett’s internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LANNETT COMPANY, INC.

Dated: May 6, 2019	By:	/s/ Timothy C. Crew
Timothy C. Crew
Chief Executive Officer

Dated: May 6, 2019	By:	/s/ Martin P. Galvan
Martin P. Galvan
Vice President of Finance and Chief Financial Officer

Dated: May 6, 2019	By:	/s/ G. Michael Landis
G. Michael Landis
Senior Director of Finance, Principal Accounting Officer and Treasurer

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document